Form 10-Q
period 2000-11-30
GLOBAL PAYMENTS INC
filed 2001-01-03
CIK 1123360

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

     [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For Quarterly Period Ended November 30, 2000
                                        ------------------

                                       OR

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File No.  001-16111
                                          ---------

                              Global Payments Inc.
                              --------------------
               (Exact name of registrant as specified in charter)

                    Georgia                                     58-2567903
        -------------------------------                   ---------------------
        (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                      Identification No.)

     Four Corporate Square, Atlanta, Georgia                     30329-2010
     ----------------------------------------             ----------------------
     (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code 404-728-2363
                                                        ------------

                                      NONE
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                            changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x].

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Common Stock, No Par Value - 1,000 shares
               --------------------------------------------------
                      Outstanding as of December 31, 2000
                     -------------------------------------

                    UNAUDITED COMBINED STATEMENTS OF INCOME
                         NDC eCOMMERCE BUSINESS SEGMENT

              (To be reorganized as Global Payments Inc.--Note 1)

                                                                Three Months
                                                                    Ended
                                                                 November 30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (In thousands,
                                                                 except per
                                                                 share data)
Revenues...................................................... $82,631  $84,174
                                                               -------  -------

Operating expenses:
 Cost of service..............................................  43,250   45,891
 Sales, general and administrative............................  23,409   23,008
                                                               -------  -------
                                                                66,659   68,899
                                                               -------  -------

Operating income..............................................  15,972   15,275
                                                               -------  -------

Other income (expense):
 Interest and other income....................................     530      361
 Interest and other expense...................................  (1,599)  (1,657)
 Minority interest in earnings................................  (1,233)    (923)
                                                               -------  -------
                                                                (2,302)   (2,219)
                                                               -------  -------

Income before income taxes....................................  13,670   13,056
Provision for income taxes....................................   5,263    5,033
                                                               -------  -------
 Net income................................................... $ 8,407  $ 8,023
                                                               =======  =======

Basic weighted average shares outstanding.....................  26,311   26,701
                                                               -------  -------
Basic earnings per share...................................... $  0.32  $  0.30
                                                               =======  =======


    The accompanying notes are an integral part of these Unaudited Combined
                             Financial Statements.

                    UNAUDITED COMBINED STATEMENTS OF INCOME
                         NDC eCOMMERCE BUSINESS SEGMENT

              (To be reorganized as Global Payments Inc.--Note 1)

                                                             Six Months Ended
                                                                November 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (In thousands,
                                                             except per share
                                                                   data)
Revenues.................................................... $169,822  $174,002
                                                             --------  --------
Operating expenses:
 Cost of service............................................   89,131    91,913
 Sales, general and administrative..........................   48,137    46,275
                                                             --------  --------
                                                              137,268   138,188
                                                             --------  --------
Operating income............................................   32,554    35,814
                                                             --------  --------

Other income (expense):
 Interest and other income..................................    1,230       644
 Interest and other expense.................................   (3,390)   (3,179)
 Minority interest in earnings..............................   (2,660)   (1,994)
                                                             --------  --------
                                                               (4,820)   (4,529)
                                                             --------  --------

Income before income taxes..................................   27,734    31,285
Provision for income taxes..................................   10,678    12,058
                                                             --------  --------
 Net income................................................. $ 17,056  $ 19,227
                                                             ========  ========

Basic weighted average shares outstanding...................   26,260    26,902
                                                             --------  --------
Basic earnings per share.................................... $   0.65  $   0.71
                                                             --------  --------


    The accompanying notes are an integral part of these Unaudited Combined
                             Financial Statements.

                            COMBINED BALANCE SHEETS
                         NDC eCOMMERCE BUSINESS SEGMENT

              (To be reorganized as Global Payments Inc.--Note 1)

                                                         November 30, May 31,
                                                             2000       2000
                                                         ------------ --------
                                                          (Unaudited)
                                                            (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents..............................   $  4,974   $  2,766
 Accounts receivable, net of allowance for doubtful
  accounts of $1,277 and $1,231, respectively...........     33,476     33,945
 Claims receivable, net of allowance for losses of
  $3,637 and $3,679, respectively.......................        301        284
 Merchant processing receivable.........................     30,698     32,213
 Income tax receivable..................................         --        980
 Inventory..............................................      3,522      3,694
 Prepaid expenses and other current assets..............      7,698      6,343
                                                           --------   --------
  Total current assets..................................     80,669     80,225
                                                           --------   --------

Property and equipment, net.............................     24,443     28,665
Intangible assets, net..................................    168,954    173,726
Investments.............................................      5,000      5,000
Other...................................................        866        330
                                                           --------   --------
  Total Assets..........................................   $279,932   $287,946
                                                           ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Due to NDC.............................................   $ 60,241   $ 96,125
 Merchant processing payable............................     14,034     11,880
 Obligations under capital leases.......................      2,789      2,900
 Accounts payable and accrued liabilities...............     24,796     26,338
 Deferred income taxes..................................        498        410
                                                           --------   --------
  Total current liabilities.............................    102,358    137,653
                                                           --------   --------
Obligations under capital leases........................      2,976      4,332
Deferred income taxes...................................      6,569      5,403
Other long-term liabilities.............................      4,678      2,291
                                                           --------   --------
  Total liabilities.....................................    116,581    149,679
                                                           --------   --------

Commitments and contingencies

Minority interest in equity of subsidiaries.............     18,980     18,472

Shareholders' equity:
 NDC equity investment..................................    145,499    120,160
 Cumulative translation adjustment......................     (1,128)      (365)
                                                           --------   --------
  Total shareholders' equity............................    144,371    119,795
                                                           --------   --------
Total Liabilities and Shareholders' Equity..............   $279,932   $287,946
                                                           ========   ========

    The accompanying notes are an integral part of these Unaudited Combined
                             Financial Statements.

                   UNAUDITED COMBINED STATEMENTS OF CASH FLOW
                         NDC eCOMMERCE BUSINESS SEGMENT

              (To be reorganized as Global Payments Inc.--Note 1)

                                                            Six Months Ended
                                                              November 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (In thousands)
Cash flows from operating activities:
 Net income................................................ $ 17,056  $ 19,227
 Adjustments to reconcile net income to cash provided by
  operating activities before changes in assets and
  liabilities:
   Depreciation and amortization...........................    4,875     5,276
   Amortization of acquired intangibles and goodwill.......    5,054     4,953
   Deferred income taxes...................................    1,254       --
   Minority interest in earnings...........................    2,660     1,994
   Provision for bad debts.................................      333       139
   Other, net..............................................      779     1,228
 Changes in assets and liabilities which provided (used)
  cash, net of the effects of acquisitions:
   Accounts receivable, net................................       78       (88)
   Merchant processing working capital.....................    3,652    (6,347)
   Inventory...............................................      172    (1,648)
   Prepaid expenses and other assets.......................   (1,891)   (2,463)
   Accounts payable and accrued liabilities................   (1,020)    9,382
   Deferred income.........................................      551       (89)
   Income taxes............................................      980     5,340
                                                            --------  --------
 Net cash provided by operating activities.................   34,533    36,904
                                                            --------  --------
Cash flows from investing activities:
 Capital expenditures......................................   (4,599)   (2,983)
 Business acquisitions, net of acquired cash...............   (2,651)      --
 Proceeds from divested businesses.........................    3,502       --
                                                            --------  --------
 Net cash used in investing activities.....................   (3,748)   (2,983)
                                                            --------  --------
Cash flows from financing activities:
 Net borrowings from (repayments to) NDC...................  (35,884)   16,500
 Net increase (decrease) in NDC equity investment..........   10,926   (33,862)
 Principal payments under capital lease arrangements and
  other long-term debt.....................................   (1,467)   (7,787)
 Distributions to minority interests.......................   (2,152)   (2,219)
                                                            --------  --------
 Net cash used in financing activities.....................  (28,577)  (27,368)
                                                            --------  --------
Increase in cash and cash equivalents......................    2,208     6,553
Cash and cash equivalents, beginning of period.............    2,766     1,356
                                                            --------  --------
Cash and cash equivalents, end of period................... $  4,974  $  7,909
                                                            ========  ========

    The accompanying notes are an integral part of these Unaudited Combined
                             Financial Statements.

                          NOTES TO UNAUDITED COMBINED
                          ---------------------------
                              FINANCIAL STATEMENTS
                              --------------------


NOTE 1 - SPIN OFF AND BASIS OF PRESENTATION:

In December 1999, National Data Corporation announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors. This distribution is expected to occur on January 31, 2001 (the "Distribution Date") and will be accomplished by transferring the stock of the companies which comprise the NDC eCommerce business segment to Global Payments Inc. ("Global Payments") and then distributing all of the shares of common stock of Global Payments to NDC's stockholders. NDC stockholders will receive 0.8 share of Global Payments stock for each NDC share held as of the record date. After the distribution, Global Payments and NDC will be two separate public companies. Global Payments was incorporated on September 1, 2000 a wholly-owned subsidiary of NDC and will not have any operations, assets or liabilities until immediately prior to the distribution.

These unaudited interim combined financial statements include the accounts of the subsidiaries of NDC that comprise its eCommerce business segment (collectively referred to as "the Company"). The Company is an integrated provider of high volume electronic transaction processing and value-added end-to-end information services and systems to merchants, multinational corporations, financial institutions, and government agencies. These services are marketed to customers within the merchant services and the funds transfer business through various sales channels. The Company's operations are provided in the United States, Canada, and Europe.

The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information." Accordingly, the Company's chief operating decision making group currently operates as one reportable segment--electronic transaction processing--therefore the majority of the disclosures required by SFAS 131 do not apply to the Company. The Company's results of operations and its financial condition are not significantly reliant upon any single customer or foreign operations. Revenues from external customers from the Company's two service offerings are as follows (in thousands):

                         Second Quarter Ended            Six Months Ended
                             November 30,                   November 30,
                             2000          1999          2000           1999
                           -------       -------      --------       --------
Merchant services          $77,752       $78,834      $159,828       $163,035
Funds transfer               4,879         5,340         9,994         10,967
                    ---------------------------------------------------------
                           $82,631       $84,174      $169,822       $174,002
                    =========================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the combined financial statements and notes thereto included in the Company's latest Registration Statement on Form 10 filed on December 28, 2000.

In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for such interim periods.


NOTE 3 - EARNINGS PER SHARE:

Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders is the same as reported net income for all periods presented. Weighted average shares outstanding is computed by applying the distribution ratio of 0.8 of a share of the Company for each NDC share held to the historical NDC weighted average shares outstanding for the same periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. Diluted earnings per share is not presented in these financial statements, as there are no historical market share prices for the Company, as public trading will not commence until the distribution occurs. Accordingly, the dilutive effect of stock options cannot be determined.


NOTE 4 - COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income for the six months ended November 30, 2000 and November 30, 1999 are as follows:

(in thousands)                                   2000                      1999
-------------------------------------------------------------------------------
Net income                                    $17,056                   $19,227
Foreign exchange effect                          (469)                      (23)
                                          -----------               -----------
Total comprehensive income                    $16,587                   $19,204
                                          ===========               ===========


NOTE 5 - TRANSACTIONS WITH NDC:

There were no material intercompany purchase or sales transactions between NDC and the Company. The Company was charged with incremental corporate costs in the amount of $1.1 million and $1.0 million in second quarter ended November 30, 2000 and 1999, respectively and $3.6 million and $2.1 million in six months ended November 30, 2000 and 1999, respectively. These allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors.

The Company was also charged corporate interest expense based on the anticipated corporate debt allocations of NDC to the Company at the Distribution Date. The Company utilized a rollback approach to allocate the anticipated portion of the NDC consolidated group's debt and interest expense for all historical periods presented. This treatment records the current proposed debt allocation percentage for all historical periods presented. The allocated portion of the consolidated group's debt is presented as due to NDC on the accompanying combined balance sheets. Interest expense recorded by the Company related to this debt was $1.1 million in each of the second quarter periods ended November 30, 2000 and 1999, and $2.1 million in each of the six month periods ended November 30, 2000 and 1999, and is included in interest and other expense.

NOTE 6 - SUBSEQUENT EVENT:

Upon the recommendation of the compensation committee, the board of directors at its regularly scheduled meeting on December 19, 2000 approved non-qualified stock options to acquire 120,000 shares of NDC common stock for Paul Garcia, Chief Executive Officer of the Company. Such stock options are subject to the normal five year vesting and ten year exercise periods.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For an understanding of the significant factors that influenced the Company's results, the following discussion should be read in conjunction with the combined financial statements of the Company and related notes appearing elsewhere in this report. It is also suggested that this management's discussion and analysis be read in conjunction with the management's discussion and analysis and pro forma combined financial statements included in the Company's latest Registration Statement on Form 10 filed on December 28, 2000.

General

     We are one of the largest independent electronic transaction processing service providers in the world. We provide a wide range of end-to-end electronic commerce solutions to merchants, corporations, financial institutions and government agencies. We market our products and services through a variety of distinct sales channels including a sizable, dedicated direct sales force, independent sales organizations, independent sales representatives, an internal telesales group, alliance bank relationships and financial institutions. We have a high percentage of recurring revenues and process over 1.6 billion transactions per year servicing more than 775,000 merchant locations.

Components of Income Statement

     We derive our revenues from three primary sources: (i) charges based on volumes and fees for merchant services; (ii) charges based on transaction quantity; and (iii) equipment sales, leases and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product line, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions.

     Cost of service consists primarily of the cost of network telecommunications capability, transaction processing systems, personnel to develop and maintain applications and operate computer networks and to provide customer support, and depreciation and occupancy costs associated with the facilities performing these functions. Sales, general and administrative expenses consist primarily of salaries, wages and related expenses paid to sales, non-revenue producing customer support functions and administrative employees and management, commissions to independent contractors, advertising costs, other selling expenses, employee training costs and occupancy of leased space directly related to these functions.

     Other income and expense consists of minority interest in earnings expense, interest expense and other miscellaneous items of income and expense.

     Our earnings before interest, taxes, depreciation and amortization, or EBITDA, is defined as operating income plus depreciation and amortization. This statistic and its results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measurement of financial performance under generally accepted accounting principles and is not presented as a substitute for net income or cash flow from operating, investing or financing activities determined in accordance with generally accepted accounting principles. However, we believe this statistic is a relevant measurement and provides a comparable cash earnings measure, excluding the impact of the amortization of acquired intangibles and potential timing differences associated with capital expenditures and the related depreciation charges.

     Impact of Impending Acquisition

     On November 9, 2000, we entered into an asset purchase agreement with CIBC to purchase substantially all of the assets of their merchant acquiring business. The assets comprise the business of accepting, processing and settling credit and debit card transaction records for merchants. The revenues for the business are generated by the merchant locations, which are marketed through a combination of a direct sales force, referrals from CIBC's approximate 1,200 bank branch locations comprising CIBC's branch network and an independent sales organization.

     We believe the cash flows from operations of the acquisition on a stand-alone basis will be sufficient to meet the needs of our operations, except for short-term borrowing needs under the CIBC credit facility explained in greater detail below. There are no other material capital commitments expected with respect to this acquisition.

     The acquisition is expected to be consummated after the distribution is completed, subject to regulatory approvals and other customary closing conditions. We intend to operate the business in a manner consistent with CIBC's historical operations. The expectations in the section below labeled Forward-Looking Results of Operations, assumes the acquisition is consummated on February 15, 2001.

Results of Operations
----------------------
Second Quarter Ended November 30, 2000 Compared to Second Quarter Ended November 30, 1999

     The following table provides comparisons of our results of operations for the second quarter ended November 30, 2000 and 1999, respectively:

                                   Three Months Ended November 30,
                            -------------------------------------------
                                     2000                  1999
                            --------------------- --------------------- 2000 vs.
                                           % of                  % of     1999
                              Actual      Revenue    Actual     Revenue  Change
                            ------------- ------- ------------- ------- --------
                            (in millions)         (in millions)
Revenue..................     $82.6                   $84.2                (2)%
Operating expenses:
 Cost of service.........      43.2          52 %      45.9        55 %    (6)%
 Sales, general and
  administrative.........      23.4          28 %      23.0        27 %     2 %
                              -----         ---       -----       ---     ---

Operating income.........      16.0          19 %      15.3        18 %     5 %

Other income (expense)...      (2.3)         (3)%      (2.2)       (3)%    (4)%
                              -----         ---       -----       ---     ---

Earnings before income
 taxes...................     $13.7          16 %     $13.1        15 %     5 %
                              =====         ===       =====       ===     ===

Depreciation and
 Amortization............     $ 4.9           6 %     $ 5.5         7 %   (10)%

EBITDA...................     $20.9          25 %     $20.8        25 %     1 %

     Our revenue decrease of $1.6 million or 2% in the second quarter ended November 30, 2000 was primarily due to business divestures. Revenue associated with the businesses divested in the first six months of fiscal 2001 was $0.9 million and $2.5 million in the quarter ended November 30, 2000 and 1999, respectively. We expect this decline to continue for the remainder of the year primarily due to these divestures. Excluding this item, our normalized revenue would be $81.7 million in both second quarter periods ended November 30, 2000 and 1999. This revenue reflects strong volume growth in merchant acquiring card processing services offset by declines in other merchant services product offerings and funds transfer offerings compared to the prior year's comparable period.

     Cost of service decreased $2.7 million the second quarter ended November 30, 2000 from the prior year's second quarter. As a percentage of revenue, cost of service decreased to 52% in the second quarter ended November 30, 2000 compared to 55% in the prior year's second quarter. These decreases are primarily due to the recent divestitures, which had higher cost of service ratios.

     Sales, general and administrative expenses increased $0.4 million or 2% in the second quarter ended November 30, 2000 from the prior year's second quarter. As a percentage of revenue, these expenses increased to 28% for the second quarter ended November 30, 2000 compared to 27% in the prior year's second quarter. These increases were primarily due to approximately $1.0 million of costs associated with management and related corporate costs incurred in anticipation of becoming a separate public entity.

     Operating income increased $0.7 million or 5% to $16.0 million in the second quarter ended November 30, 2000 from $15.3 million in the prior year's second quarter. As a percentage of revenue, our operating income margin increased to 19% in the second quarter ended November 30, 2000 from 18% in the prior year's second quarter. This improvement is due primarily to the factors described above. Assuming the additional management and related corporate costs incurred in anticipation of becoming a separate public entity were incurred in the prior year's second quarter, operating income would have increased $1.7 million or 12% for the second quarter ended November 30, 2000.

     Basic earnings per share increased $0.02 or 7% to $0.32 in the second quarter ended November 30, 2000 from $0.30 in the prior year's second quarter. This improvement is primarily due to the increase in operating income. The following information provides an analysis of basic earnings per share that we believe is a more meaningful illustration of the historical basic earnings per share for comparability purposes:

                                                                                       Three Months Ended
                                                                         November 30, 2000           November 30, 1999
                                                                     --------------------------  --------------------------
Reported basic earnings per share                                                $ 0.32                      $ 0.30
Interest expense associated with a higher average cost of
funds that will be incurred as a separate independent
public company (1)                                                                (0.01)                      (0.02)
Additional sales, general and administrative expenses
that will be incurred as a separate independent public
company (1)                                                                          --                       (0.01)
Impact of losses from divested businesses and other, net                             --                        0.02
                                                                     ------------------------------------------------------
Normalized basic earnings per share                                              $ 0.31                      $ 0.29
                                                                     ------------------------------------------------------

(1) - Adjustment and pro forma methodology included in our latest Registration Statement on Form 10 filed on December 28, 2000 for the year ended May 31, 2000 and the three months ended August 31, 2000.

Six Months Ended November 30, 2000 Compared to Six Months Ended November 30,
1999

     The following table provides comparisons of our results of operations for the six months ended November 30, 2000 and 1999, respectively:

                                    Six Months Ended November 30,
                            -------------------------------------------
                                     2000                  1999
                            --------------------- --------------------- 2000 vs.
                                           % of                  % of     1999
                              Actual      Revenue    Actual     Revenue  Change
                            ------------- ------- ------------- ------- --------
                            (in millions)         (in millions)
Revenue..................     $169.8                $174.0                (2)%
Operating expenses:
 Cost of service.........       89.1        53 %      91.9        53 %    (3)%
 Sales, general and
  administrative.........       48.2        28 %      46.3        27 %     4 %
                               -----       ---       -----       ---     ---

Operating income.........       32.5        19 %      35.8        20 %    (9)%

Other income (expense)...       (4.8)       (3)%      (4.5)       (3)%    (6)%
                              ------       ---       -----       ---     ---

Earnings before income
 taxes...................     $ 27.7        16 %    $ 31.3        18 %   (11)%
                              ======       ===       =====       ===     ===

Depreciation and
 Amortization............     $  9.9         6 %    $ 11.1         6 %   (10)%

EBITDA...................     $ 42.5        25 %    $ 46.9        27 %    (9)%

     Our revenue decrease of $4.2 million or 2% in the six months ended
November 30, 2000 was primarily due to business divestures ($2.5 million) and a non-recurring product and service mix change ($2.9 million) in the six months ended November 30, 1999. Revenue associated with the businesses divested in the first six months of fiscal 2001 was $2.9 million and $5.4 million in the six month periods ended November 30, 2000 and 1999, respectively. We expect this decline to continue for the remainder of the year primarily due to these divestures. Excluding these items, our normalized revenue would be $166.9 million and $165.7 million in the six month periods ended November 30, 2000 and 1999, respectively. This modest revenue increase reflects strong volume growth in merchant acquiring card processing services offset by declines in other merchant services product offerings and funds transfer offerings compared to the prior year's comparable period.

     Cost of service decreased $2.8 million the six months ended November 30, 2000 from the prior year's comparable period. As a percentage of revenue, cost of service was consistent at 53% in the six months ended November 30, 2000 and 1999. This cost decrease was primarily due to the recent divestitures, which had higher cost of service ratios.

     Sales, general and administrative expenses increased $1.9 million or 4% in the six months ended November 30, 2000 from the prior year's comparable period. As a percentage of revenue, these expenses increased to 28% for the six months ended November 30, 2000 compared to 27% in the prior year's comparable period. These increases were primarily due to approximately $2.0 million of costs associated with management and related corporate costs incurred in anticipation of becoming a separate public entity.

     Operating income decreased $3.3 million or 9% to $32.5 million in the six months ended November 30, 2000 from $35.8 million in the prior year's comparable period. As a percentage of revenue, our operating income margin decreased to 19% in the six months ended November 30, 2000 from 20% in the prior year's comparable period. These decreases are due primarily to the factors described above.

     Basic earnings per share decreased $0.06 or 8% to $0.65 for the six month period ended November 30, 2000 from $0.71 in the prior year's second quarter. This decrease is primarily due to the change in operating income. The following information provides an analysis of basic earnings per share that we believe is a more meaningful illustration of the historical basic earnings per share for comparability purposes:

                                                                                        Six Months Ended
                                                                         November 30, 2000            November 30, 1999
                                                                        ------------------          ---------------------
Reported basic earnings per share                                               $ 0.65                      $ 0.71
Interest expense associated with a higher average cost of funds
 that will be incurred as a separate independent public company (1)              (0.02)                      (0.01)
Additional sales, general and administrative expenses that will be
 incurred as a separate independent public company (1)                           (0.01)                      (0.04)
Losses from divested businesses and other, net                                      --                       (0.03)
                                                                        -------------------------------------------------
Normalized basic earnings per share                                             $ 0.62                      $ 0.63
                                                                        -------------------------------------------------


(1) - Adjustment and pro forma methodology included in the our latest Registration Statement on Form 10 filed on December 28, 2000 for the year ended May 31, 2000 and the three months ended August 31, 2000.

     Forward-Looking Results of Operations

     Revenue

     In the year ended May 31, 2000, we reported revenue of $340 million. This revenue included $12.8 million associated with businesses divested in the first six months of fiscal 2001 and other non-recurring items. Excluding these revenues from the reported fiscal 2000 amounts, our normalized revenue would have been $327 million. Pro forma revenue adjustments associated with the Global Payments spin-off were not required with respect to fiscal 2000 amounts reported. On the normalized revenue, we anticipate essentially the same revenue performance for the year ended May 31, 2001, which is consistent with our actual results to date, due to continued strong volume growth in merchant acquiring card processing services offset by declines in certain other merchant services product offerings and funds transfer offerings. Subject to the timing of the CIBC acquisition discussed above, normalized revenue for the year ended May 31, 2001 may increase to $340 to $345 million. Accordingly, we anticipate revenue growth of approximately 5% for the year ended May 31, 2001 over the normalized revenue of $327 million for 2000. For fiscal 2002, provided the CIBC acquisition is completed according to the timeline outlined herein, we expect low- to mid-double digit percentage revenue growth compared to our fiscal 2001 expectation of $340 to 345 million. The Company is continuing to evaluate its strategic alternatives for its secondary businesses; accordingly, these revenue expectations do not consider the impact of potential future divestitures.

     Earnings Per Share

     In the year ended May 31, 2000, we reported basic earnings per share of $1.24. Any adjustments resulting from the losses on business divestitures were offset by the increase from other non-recurring items in fiscal 2000, as noted above, and have no impact on basic earnings per share. In the year ended May 31, 2000, our basic earnings per share excludes the impact of the pro forma adjustments associated with management and related corporate costs incurred in anticipation of becoming a separate public entity and additional interest expense as a result of the new line of credit totaling $0.10 per basic share.
If these items were included in the reported fiscal 2000 amounts, our normalized earnings per basic share would have been $1.14. We anticipate reporting basic earnings per share for the year ended May 31, 2001 of $1.01 to $1.06. In fiscal 2002, we anticipate a modest increase in basic earnings per share compared to the fiscal 2001 expectation of $1.01 to $1.06. However, the timing of the integration of the CIBC acquisition and base business consolidation efforts underway may have a favorable impact upon our fiscal 2002 basic earnings per share expectation, excluding the cost impact of integration and consolidation efforts.

Liquidity and Capital Resources
-------------------------------

     Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At November 30, 2000, we had cash and cash equivalents totaling $5.0 million. Net cash provided by operating activities decreased 6% to $34.5 million for the six months ended November 30, 2000 from $36.9 million for the prior year's comparable period driven primarily by the decrease in earnings. Net cash used in investing activities was $3.7 million for the six months ended November 30, 2000 compared to $3.0 million in the prior year's comparable period primarily due to capital expenditure investments in infrastructure. Net cash used in financing activities increased 4% to $28.6 million for the six months ended November 30, 2000 from $27.4 million in the prior year's comparable period.

     We believe that our current level of cash and borrowing capacity under our committed line of credit described below, along with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We currently do not have any material capital commitments (other than commitments under capital and operating leases discussed in Note 14 of our audited combined financial statements included in the Form 10) or planned expansions. Over the next two to three years, we may develop our own hardware and software facilities for the transaction processing, cash management, file transfer and related communications functions in an effort to improve productivity and reduce cost of services. If undertaken, this development would increase our capital expenditures above historical levels over the next two to three years. In addition, if we close the acquisition of CIBC's merchant acquiring business, we will begin the planning and development process which will allow us to assume the processing services CIBC will initially provide to the Canadian merchants under a transition arrangement. This development effort will also increase our capital expenditures above historical levels over the next two years. We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions. We may elect to raise additional funds for these purposes, either through the issuance of debt or equity or otherwise, as appropriate.

Credit Facilities

     Our short-term and long-term liquidity needs depend upon our level of net income, accounts receivable, accounts payable and accrued expenses. We have a commitment for a $110 million revolving line of credit. It will fund the cash due to NDC to reflect our share of NDC's pre-distribution debt used to establish our initial capitalization. This line of credit will also be used to meet our working capital and acquisition needs after the distribution. This line has a variable interest rate based on market rates and customary origination-related fees and expenses. The credit agreement will contain certain financial and non-financial covenants customary for financings of this nature. The facility will have a three year term.

     With our agreement to acquire certain assets of the CIBC merchant acquiring business, we have entered into related agreements to operate the business, including a credit facility. Canadian merchant acquiring businesses typically advance payment to merchants for credit card transactions before receiving the interchange reimbursement from the card issuing banks. This business model differs sharply from the U.S. where merchant funding only occurs after we receive the funds from the card issuing banks. CIBC has agreed to provide us with a revolving credit facility which will be available to us to fund the approximate two day interval between our payment of Canadian merchants and our receipt of the interchange fee.

     The credit facility will provide us with a line of credit of up to C$140 million with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards, and will carry an interest rate based on Canadian Dollar LIBOR (C$LIBOR). It contains customary covenants and events of default. The line of credit will be secured by a first priority security interest in our accounts receivable from VISA Canada/International, and will be guaranteed by us and our subsidiaries. This guarantee will be subordinated to our primary credit facility discussed above. The CIBC credit facility will have an initial term of 364 days from the date of the closing of the acquisition and it is renewable annually at CIBC's option.

Forward-Looking Information

     When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management of Global Payments Inc. ("Global Payments" or the "Company"), from time to time, the words "believes," "anticipates," "expects," "intends," "plans" and similar expressions and statements that are necessarily dependent on future events are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For such statements, the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 is applicable and invoked. Such statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies that are subject to change. Actual revenues, revenue growth and margins will be dependent upon all such factors and their results subject to risks related to the implementation of changes by the Company, the failure to implement changes, and customer acceptance of such changes or lack of change. Actual results of events could differ materially from those anticipated in the Company's forward-looking statements, as a result of a variety of factors, including: (a) those set forth in Risk Factors in the Company's Information Statement included in the Registration Statement on Form 10 which are incorporated herein by this reference; those set forth elsewhere herein; (c) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission; and (d) those set forth from time to time in the Company's analyst calls and discussions. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward looking or other statements or to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                                    Part II

ITEM 1 - PENDING LEGAL PROCEEDINGS
----------------------------------

     The Company is party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

ITEM 2 - CHANGES IN SECURITIES
-------------------------------

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5 - OTHER INFORMATION
--------------------------

Exhibit 99.1 - Unaudited Combined Statements of Income, is presented for information purposes for fiscal year 2000.

ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
-----------------------------------------------

(a)  Exhibits:

     None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Global Payments Inc.
                                   --------------------
                                       (Registrant)


Date: January 3, 2001          By: /s/ James G. Kelly
      ---------------              --------------------------------------
                                   James G. Kelly
                                   Chief Financial Officer
                                   (Principal Financial Officer and Chief
                                   Accounting Officer)