Form 10-Q
period 2001-02-28
GLOBAL PAYMENTS INC
filed 2001-04-16
CIK 1123360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For Quarterly Period Ended February 28, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                         Commission File No. 001-16111

                               ----------------

                              GLOBAL PAYMENTS INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Georgia                                       58-2567903
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

   Four Corporate Square, Atlanta, Georgia                      30329-2010
  (Address of principal executive offices)                       (Zip Code)

                                 (404) 728-2363
              (Registrant's telephone number, including area code)

                               ----------------

                                      NONE
   (Former name, former address and former fiscal year, if changed since last year)

                               ----------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Common Stock, No Par Value--36,187,064 shares

                        Outstanding as of March 27, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     GLOBAL PAYMENTS INC. AND SUBSIDIARIES

                     (In thousands, except per share data)

                                                           Three Months Ended
                                                             February 28/29,
                                                           --------------------
                                                             2001       2000
                                                           ---------  ---------
Revenues.................................................. $  80,674  $  81,827
                                                           ---------  ---------
Operating expenses:
 Cost of service..........................................    44,607     44,541
 Sales, general and administrative........................    24,101     23,866
                                                           ---------  ---------
                                                              68,708     68,407
                                                           ---------  ---------
Operating income..........................................    11,966     13,420
                                                           ---------  ---------
Other income (expense):
 Interest and other income................................       260        513
 Interest and other expense...............................    (1,425)    (1,626)
 Minority interest........................................    (1,295)    (1,031)
                                                           ---------  ---------
                                                              (2,460)    (2,144)
                                                           ---------  ---------
Income before income taxes................................     9,506     11,276
Provision for income taxes................................     3,660      4,346
                                                           ---------  ---------
 Net income............................................... $   5,846  $   6,930
                                                           =========  =========
Basic earnings per share:................................. $    0.22  $    0.26
                                                           =========  =========
Weighted average basic shares outstanding.................    26,475     26,336
                                                           =========  =========



  The accompanying notes are an integral part of these Unaudited Consolidated
                             Financial Statements.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                     GLOBAL PAYMENTS INC. AND SUBSIDIARIES

                     (In thousands, except per share data)

                                                             Nine Months Ended
                                                              February 28/29,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
Revenues.................................................... $250,496  $255,829
                                                             --------  --------
Operating expenses:
 Cost of service............................................  133,738   136,454
 Sales, general and administrative..........................   72,239    70,141
                                                             --------  --------
                                                              205,977   206,595
                                                             --------  --------
Operating income............................................   44,519    49,234
                                                             --------  --------
Other income (expense):
 Interest and other income..................................    1,490     1,157
 Interest and other expense.................................   (4,815)   (4,805)
 Minority interest..........................................   (3,955)   (3,025)
                                                             --------  --------
                                                               (7,280)   (6,673)
                                                             --------  --------
Income before income taxes..................................   37,239    42,561
Provision for income taxes..................................   14,337    16,404
                                                             --------  --------
 Net income................................................. $ 22,902  $ 26,157
                                                             ========  ========
Basic earnings per share:................................... $   0.87  $   0.98
                                                             ========  ========
Weighted average basic shares outstanding...................   26,336    26,712
                                                             ========  ========


  The accompanying notes are an integral part of these Unaudited Consolidated
                             Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                     GLOBAL PAYMENTS INC. AND SUBSIDIARIES
                             (Dollars in thousands)

                                                         February 28, May 31,
                                                             2001       2000
                                                         ------------ --------
                                                         (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents..............................   $    550   $  2,766
 Accounts receivable, net of allowance for doubtful
  accounts of $851 and $1,231, respectively.............     38,087     33,945
 Claims receivable, net of allowance for losses of
  $3,924 and $3,679, respectively.......................        407        284
 Merchant processing receivable.........................     19,017     32,213
 Income tax receivable..................................        --         980
 Inventory..............................................      3,096      3,694
 Deferred income taxes..................................        263        --
 Prepaid expenses and other current assets..............      4,562      6,343
                                                           --------   --------
  Total current assets..................................     65,982     80,225
                                                           --------   --------
Property and equipment, net.............................     24,119     28,665
Intangible assets, net..................................    166,494    173,726
Investments.............................................      5,000      5,000
Other...................................................        442        330
                                                           --------   --------
  Total Assets..........................................   $262,037   $287,946
                                                           ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Line of Credit.........................................   $ 59,000   $    --
 Due to NDC.............................................        --      96,125
 Merchant processing payable............................      4,660     11,880
 Obligations under capital leases.......................      2,718      2,900
 Accounts payable and accrued liabilities...............     32,403     26,338
 Deferred income taxes..................................        --         410
                                                           --------   --------
  Total current liabilities.............................     98,781    137,653
                                                           --------   --------
Obligations under capital leases........................      2,255      4,332
Deferred income taxes...................................      7,130      5,403
Other long-term liabilities.............................      4,194      2,291
                                                           --------   --------
  Total liabilities.....................................    112,360    149,679
                                                           --------   --------

Commitments and contingencies

Minority interest in equity of subsidiaries.............     19,066     18,472

Shareholders' equity:
 NDC equity investment..................................        --     120,160
 Preferred stock, no par value, 5,000,000 shares
  authorized, none issued...............................        --         --
 Common stock, no par value, 200,000,000 shares
  authorized,
  26,687,970 shares issued and outstanding..............    133,577        --
 Retained earnings......................................      1,451        --
 Deferred compensation..................................     (3,384)       --
 Cumulative translation adjustment......................     (1,033)      (365)
                                                           --------   --------
  Total shareholders' equity............................    130,611    119,795
                                                           --------   --------
Total Liabilities and Shareholders' Equity..............   $262,037   $287,946
                                                           ========   ========

  The accompanying notes are an integral part of these Unaudited Consolidated
                             Financial Statements.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

                     GLOBAL PAYMENTS INC. AND SUBSIDIARIES
                                 (In thousands)

                                                            Nine Months Ended
                                                             February 28/29,
                                                            ------------------
                                                              2001      2000
                                                            ---------  -------
Cash flows from operating activities:
 Net income................................................ $  22,902  $26,157
 Adjustments to reconcile net income to cash provided by
  operating activities before changes in assets and
  liabilities:
   Depreciation and amortization...........................     7,192    6,908
   Amortization of acquired intangibles and goodwill.......     7,614    7,801
   Deferred income taxes...................................     1,054     (698)
   Minority interest in earnings...........................     3,955    3,025
   Provision for bad debts.................................     1,861    1,199
   Other, net..............................................       282    1,011
 Changes in assets and liabilities which provided (used)
  cash,
  net of the effects of acquisitions:
   Accounts receivable, net................................    (6,003)   3,004
   Merchant processing working capital.....................     5,853   (1,795)
   Inventory...............................................       598   (3,829)
   Prepaid expenses and other assets.......................     2,711   (1,206)
   Accounts payable and accrued liabilities................     6,876    7,407
                                                            ---------  -------
 Net cash provided by operating activities.................    54,895   48,984
                                                            ---------  -------
Cash flows from investing activities:
 Capital expenditures......................................    (5,934)  (5,295)
 Business acquisitions, net of acquired cash...............    (2,750)     --
 Proceeds from divested businesses.........................     3,502      --
                                                            ---------  -------
 Net cash used in investing activities.....................    (5,182)  (5,295)
                                                            ---------  -------
Cash flows from financing activities:
 Net borrowings on line of credit..........................    59,000      --
 Net decrease in NDC equity investment.....................  (105,310) (29,219)
 Principal payments under capital lease arrangements and
  other long-term debt.....................................    (2,259)  (8,465)
 Distributions to minority interests.......................    (3,360)  (2,505)
                                                            ---------  -------
 Net cash used in financing activities.....................   (51,929) (40,189)
                                                            ---------  -------
Increase in cash and cash equivalents......................    (2,216)   3,500
Cash and cash equivalents, beginning of period.............     2,766    1,356
                                                            ---------  -------
Cash and cash equivalents, end of period................... $     550  $ 4,856
                                                            =========  =======

  The accompanying notes are an integral part of these Unaudited Consolidated
                             Financial Statements.

                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1--Spin-Off and Basis of Presentation:

   In December 1999, National Data Corporation ("NDC") announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors. This distribution occurred on January 31, 2001 (the "Distribution Date") and was accomplished by transferring the stock of the companies which comprise the NDC eCommerce business segment to Global Payments Inc. ("Global Payments") and then distributing all of the shares of common stock of Global Payments to NDC's stockholders. NDC stockholders received 0.8 share of Global Payments stock for each NDC share held as of the record date. Global Payments and NDC are now two separate public companies.

   These unaudited interim consolidated financial statements include the accounts of the subsidiaries of Global Payments (collectively referred to as "the Company"). The Company is an integrated provider of high volume electronic transaction processing and value-added end-to-end information services and systems to merchants, multinational corporations, financial institutions, and government agencies. These services are marketed to customers within the merchant services and the funds transfer businesses through various sales channels. The Company's operations are provided in the United States, Canada, and Europe.

   The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information." Based on the guidance in SFAS 131, the Company currently operates as one reportable segment--electronic transaction processing--therefore the majority of the disclosures required by SFAS 131 do not apply to the Company. The Company's results of operations and its financial condition are not significantly reliant upon any single customer or foreign operations. Revenues from external customers from the Company's two service offerings are as follows:

                                          Third Quarter Ended  Nine Months Ended
                                             February 28/29     February 28/29
                                          -------------------- -----------------
                                             2001      2000      2001     2000
                                          ---------- --------- -------- --------
                                                      (in thousands)
   Merchant services..................... $   76,745 $  76,324 $236,573 $239,361
   Funds transfer........................      3,929     5,503   13,923   16,468
                                          ---------- --------- -------- --------
                                            $ 80,674 $  81,827 $250,496 $255,829
                                          ========== ========= ======== ========

Note 2--Summary of Significant Accounting Policies:

   The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the combined financial statements and notes thereto included in the Company's latest Registration Statement on Form 10 filed on December 28, 2000.

   In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for such interim periods.

Note 3--Earnings Per Share:

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

   Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. Actual diluted earnings per share is not presented in these financial statements, as there are no historical market share prices for the Company for the periods presented, as public trading did not commence until February 1, 2001. Accordingly, the dilutive effect of stock options cannot be determined for historical periods. However, the Company has calculated diluted earnings per share on a pro forma basis assuming the relative market value of the Company to NDC's market value on the distribution date was consistent for all historical periods:

                                Three Months Ended       Three Months Ended
                                February 28, 2001        February 29, 2000
                             ------------------------ ------------------------
                             Income  Shares Per Share Income  Shares Per Share
                             ------- ------ --------- ------- ------ ---------
                                 (in thousands, except per share amounts)
   Basic EPS:
    Net income.............. $ 5,846 26,475   $0.22   $ 6,930 26,336   $0.26
                                              =====                    =====
   Pro forma effect of
    dilutive securities:
    Stock options...........     --     605               --     225
                             ------- ------           ------- ------
   Pro forma diluted EPS:
    Net income.............. $ 5,846 27,080   $0.22   $ 6,930 26,561   $0.26
                             ======= ======   =====   ======= ======   =====
                                Nine Months Ended        Nine Months Ended
                                February 28, 2001        February 29, 2000
                             ------------------------ ------------------------
                             Income  Shares Per Share Income  Shares Per Share
                             ------- ------ --------- ------- ------ ---------
   Basic EPS:
    Net income.............. $22,902 26,336   $0.87   $26,157 26,712   $0.98
                                              =====                    =====
   Pro forma effect of
    dilutive securities:
    Stock options...........     --     397               --     217
                             ------- ------           ------- ------
   Pro forma diluted EPS:
    Net income.............. $22,902 26,733   $0.86   $26,157 26,929   $0.97
                             ======= ======   =====   ======= ======   =====

Note 4--Comprehensive Income:

   The components of comprehensive income for the nine months ended February 28, 2001 and February 29, 2000 are as follows:

                                                                2001     2000
                                                               -------  -------
                                                               (in thousands)
   Net income................................................. $22,902  $26,157
   Foreign currency translation adjustment....................    (411)       9
                                                               -------  -------
   Total comprehensive income................................. $22,491  $26,166
                                                               =======  =======

Note 5--Transactions with NDC:

   There were no material intercompany purchase or sales transactions between NDC and the Company. The Company was charged with incremental corporate costs in the amount of $1.6 million in the third quarter ended February 29, 2000 and $3.6 million and $3.7 million in the nine months ended February 28, 2001 and February 29, 2000, respectively. These allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors.

   The Company was also charged corporate interest expense based on the anticipated corporate debt allocations of NDC to the Company at the Distribution Date. The Company utilized a rollback approach to allocate the anticipated portion of the NDC consolidated group's debt and interest expense for all historical periods presented. This treatment records the current proposed debt allocation percentage for all historical periods presented. The allocated portion of the consolidated group's debt is presented as due to NDC on the accompanying consolidated balance sheets. Interest expense recorded by the Company related to this debt was $1.0 million and $0.9 million in the third quarter periods ended February 28, 2001 and February 29, 2000, respectively, and $3.1 million and $3.0 million in the nine month periods ending February 28, 2001 and February 29, 2000, respectively, and is included in interest and other expense.

Note 6--Subsequent Event:

   On March 20, 2001, the Company completed the previously announced acquisition of substantially all of the assets of the merchant acquiring business of Canadian Imperial Bank of Commerce ("CIBC") and formed a 10-year marketing alliance with CIBC to offer VISA and debit card payment products and services in Canada. In exchange for the net assets acquired, the Company issued approximately 9.8 million of unregistered shares of the Company's common stock representing 26.25% of its diluted shares outstanding with a fair value of $133.6 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our combined financial statements and related notes appearing elsewhere in this report. It is also suggested that this management's discussion and analysis be read in conjunction with the management's discussion and analysis and pro forma combined financial statements included in our latest Registration Statement on Form 10 filed on December 28, 2000.

General

   We provide a wide range of end-to-end electronic commerce solutions to merchants, corporations, financial institutions and government agencies. We market our products and services through a variety of distinct sales channels including a dedicated direct sales force, independent sales organizations, independent sales representatives, an internal telesales group, alliance bank relationships and financial institutions.

   We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings. For the nine months ended February 28, 2001, more than 94% of our revenue was from our merchant services offerings and the remaining 6% of total revenue was from our funds transfer offerings.

   Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. We have two basic business models. In one model, which we refer to as "direct" merchant services, we have a salaried and commissioned sales force that sells our end-to-end services directly to merchants. In the other model, which we refer to as "indirect" merchant services, we provide products and services to financial institutions who in turn resell to their merchants. The mix of merchant acquiring revenue between direct and indirect is approximately two-thirds direct and one-third indirect.

   During the last nine months, we have made several adjustments to our GAAP reported results to disclose pro forma or "normalized" results of operations. The adjustments to GAAP include the impact of divested businesses, other non-recurring items and certain pro forma costs assuming the spin-off from National Data Corporation occurred on June 1, 1999. To provide better clarity, we have included an Exhibit 99.1 to this Form 10-Q which compares the quarterly GAAP reported income statement to the pro forma or "normalized" income statement for the periods ended May 31, 2000 and February 28, 2001.

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

   Sales, general and administrative expenses consist primarily of salaries, wages and related expenses paid to sales, non-revenue producing customer support functions and administrative employees and management, commissions to independent contractors and sales organizations, advertising costs, other selling expenses, employee training costs and occupancy of leased space directly related to these functions.

   Other income and expense consists of minority interest in earnings expense, interest expense and other miscellaneous items of income and expense.

   Our earnings before interest, taxes, depreciation and amortization, or EBITDA, is defined as operating income plus depreciation and amortization. This statistic and its results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the U.S. and is not presented as a substitute for net income or cash flow from operating, investing or financing activities determined in accordance with accounting principles generally accepted in the U.S. However, we believe this statistic is a relevant measurement and provides a comparable cash earnings measure, excluding the impact of the amortization of acquired intangibles and potential timing differences associated with capital expenditures and the related depreciation charges.

Impact of CIBC Merchant Acquiring Business Acquisition

   On March 20, 2001, we completed the previously announced acquisition of substantially all of the assets of the merchant acquiring business of Canadian Imperial Bank of Commerce and formed a 10-year marketing alliance with CIBC to offer VISA and debit card payment products and services in Canada. In exchange for the net assets acquired, we issued approximately 9.8 million unregistered shares of our common stock representing 26.25% of our diluted shares outstanding with a fair value of $133.6 million. The assets comprise the business of accepting, processing and settling credit and debit card transaction records for merchants. We intend to operate the business in a manner consistent with CIBC's historical operations. The revenues for the business are generated by the merchant locations, which are marketed through a combination of a direct sales force, referrals from CIBC's approximate 1,200 bank branch locations comprising CIBC's branch network and an independent sales organization.

   We believe the cash flows from operations of the acquisition on a stand-alone basis will be sufficient to meet the needs of our operations, except for short-term borrowing needs under the CIBC credit facility explained in greater detail below. There are no other material capital commitments expected with respect to this acquisition.

Results of Operations

 Third Quarter Ended February 28, 2001 Compared to Third Quarter Ended February 29, 2000

   The following table provides comparisons of our results of operations for the third quarter ended February 28, 2001 and February 29, 2000, respectively:

                               Three Months Ended February 28/29,
                           --------------------------------------------
                                   2001                   2000
                           ---------------------  --------------------- 2001 vs.
                                          % of                   % of     2000
                              Actual     Revenue     Actual     Revenue  Change
                           ------------- -------  ------------- ------- --------
                           (in millions)          (in millions)
Revenue...................     $80.7                  $81.8                (1)%
Operating expenses:
 Cost of service..........      44.6        55 %       44.5        54 %   --  %
 Sales, general and
  administrative..........      24.1        30 %       23.9        29 %     1 %
                               -----       ---        -----       ---     ---

Operating income..........      12.0        15 %       13.4        17 %   (11)%

 Other income (expense)...      (2.5)       (3)%       (2.1)       (3)%   (15)%
                               -----       ---        -----       ---     ---

 Income before income
  taxes...................     $ 9.5        12 %      $11.3        14 %   (16)%
                               =====       ===        =====       ===     ===
 Depreciation and
  amortization............     $ 5.0         6 %      $ 4.7         6 %     7 %

 EBITDA...................     $17.0         21 %     $18.1        22 %    (6)%

   Our revenue decrease of $1.1 million or 1% to $80.7 million in the third quarter ended February 28, 2001 from $81.8 million in the prior year's third quarter was primarily due to business divestures. Revenue associated with the businesses divested was $2.2 million in the quarter ended February 29, 2000. Excluding this item, our normalized revenue would be $79.6 million in third quarter period ended February 29, 2000. We expect the decline in revenue to continue for the remainder of the year primarily due to these divestures. Nevertheless, our revenue reflects strong volume and transaction growth in our direct merchant acquiring card processing services offset by declines in our indirect merchant services sources and funds transfer product offerings compared to the prior year's comparable period. The declines in indirect merchant services are a result of the consolidating financial institution market.

   Cost of service increased $0.1 million to $44.6 million the third quarter ended February 28, 2001 from $44.5 million in the prior year's third quarter. As a percentage of revenue, cost of service increased to 55% in the third quarter ended February 28, 2001 compared to 54% in the prior year's third quarter.

   Sales, general and administrative expenses increased $0.2 million or 1% to $24.1 million in the third quarter ended February 28, 2001 from $23.9 million in the prior year's third quarter. As a percentage of revenue, these expenses increased to 30% for the third quarter ended February 28, 2001 compared to 29% in the prior year's third quarter.

   Operating income decreased $1.4 million or 11% to $12.0 million in the third quarter ended February 28, 2001 from $13.4 million in the prior year's third quarter. As a percentage of revenue, our operating income margin decreased to 15% in the third quarter ended February 28, 2001 from 17% in the prior year's third quarter. The decline in expense and operating margins are attributed to a relatively higher level of investment in spin related infrastructure and personnel, and direct sales channels, the benefit of which is not expected until future periods. Additionally, the historical operating margins are being impacted by the declines in the indirect merchant services and funds transfer offerings, due to fewer growth opportunities and the factors discussed above. Assuming the additional management and related corporate costs incurred in anticipation of becoming a separate public entity were incurred and the businesses were divested in the prior year's third quarter, operating income would have decreased $1.0 million or 8% for the third quarter ended February 28, 2001.

   Basic earnings per share decreased $0.04 or 15% to $0.22 in the third quarter ended February 28, 2001 from $0.26 in the prior year's third quarter. This decrease is primarily due to operating income. The following information provides an analysis of basic earnings per share that we believe is a more meaningful illustration of the historical basic earnings per share for comparability purposes:

                                                   Three Months Ended
                                           -----------------------------------
                                           February 28, 2001 February 29, 2000
                                           ----------------- -----------------
Reported basic earnings per share.........       $0.22             $0.26
Additional sales, general and
 administrative expenses that will be
 incurred as a separate independent public
 company(1)...............................         --              (0.02)
Impact of losses from divested businesses
 and other, net...........................         --               0.01
                                                 -----             -----
Normalized basic earnings per share.......       $0.22             $0.25
                                                 =====             =====

--------
(1) Adjustment and pro forma methodology included in the our latest Registration Statement on Form 10 filed on December 28, 2000 for the year ended May 31, 2000 and the three months ended August 31, 2000. See Exhibit
    99.1 for additional pro forma/"normalized" results of operations.

 Nine Months Ended February 28, 2001 Compared to Nine Months Ended February 29, 2000

   The following table provides comparisons of our results of operations for the nine months ended February 28, 2001 and February 29, 2000, respectively:

                                Nine Months Ended February 28/29,
                           -------------------------------------------
                                   2001                  2000
                           --------------------- --------------------- 2001 vs.
                                          % of                  % of     2000
                              Actual     Revenue    Actual     Revenue  Change
                           ------------- ------- ------------- ------- --------
                           (in millions)         (in millions)
Revenue...................    $250.5                $255.8                (2)%
Operating expenses:
 Cost of service..........     133.7        53 %     136.5        53 %    (2)%
 Sales, general and
  administrative..........      72.2        29 %      70.1        27 %     3 %
                              ------       ---      ------       ---     ---

Operating income..........      44.5        18 %      49.2        19 %    (9)%

 Other income (expense)...      (7.3)       (3)%      (6.6)       (3)%    (9)%
                              ------       ---      ------       ---     ---

 Income before income
  taxes...................    $ 37.2        15 %    $ 42.6        17 %   (13)%
                              ======       ===      ======       ===     ===

 Depreciation and
  amortization............    $ 14.8         6 %    $ 14.9         6 %    (1)%

 EBITDA...................    $ 59.3        24 %    $ 64.1        25 %    (7)%


   Our revenue decrease of $5.3 million or 2% to $250.5 million in the nine months ended February 28, 2001 from $255.8 million in the prior year's third quarter was primarily due to business divestures ($4.8 million) and a non-recurring product and service mix change ($2.9 million) in the nine months ended February 29, 2000. Revenue associated with the businesses divested was $2.9 million and $7.7 million in the nine-month periods ended February 28, 2001 and February 29, 2000, respectively. We expect this decline to continue for the remainder of the year primarily due to these divestures. Excluding these items, our normalized revenue would be $247.6 million and $245.3 million in the nine-month periods ended February 28, 2001 and February 29, 2000, respectively. This modest revenue increase reflects strong volume and transaction growth in our direct merchant acquiring card processing services offset by declines in our indirect merchant services sources and funds transfer product offerings compared to the prior year's comparable period.

   Cost of service decreased $2.8 million or 2% to $133.7 million in the nine months ended February 28, 2001 from $136.5 million in the prior year's comparable period. As a percentage of revenue, cost of service was consistent at 53% in the nine months ended February 28, 2001 and February 29, 2000. This cost decrease was primarily due to the recent divestitures.

   Sales, general and administrative expenses increased $2.1 million or 3% to $72.2 million in the nine months ended February 28, 2001 from $70.1 million in the prior year's comparable period. As a percentage of revenue, these expenses increased to 29% for the nine months ended February 28, 2001 compared to 27% in the prior year's comparable period. These increases were primarily due to the relatively higher level of investment in spin-related infrastructure and personnel, and direct sales channels, the benefit of which is not expected until future periods.

   Operating income decreased $4.7 million or 9% to $44.5 million in the nine months ended February 28, 2001 from $49.2 million in the prior year's comparable period. As a percentage of revenue, our operating income margin decreased to 18% in the nine months ended February 28, 2001 from 19% in the prior year's comparable period. These decreases are due primarily to the factors described above. On a normalized basis, operating income decreased $1.2 million or 3% to $44.3 million in the nine months ended February 28, 2001 from $45.5 million in the prior year's comparable period

   Basic earnings per share decreased $0.11 or 11% to $0.87 for the nine-month period ended February 28, 2001 from $0.98 in the prior year's third quarter. This decrease is primarily due to the additional spin related expenses, divestitures and decrease in normalized operating income. The following information provides an analysis of basic earnings per share that we believe is a more meaningful illustration of the historical basic earnings per share for comparability purposes:

                                                     Nine Months Ended
                                            -----------------------------------
                                            February 28, 2001 February 29, 2000
                                            ----------------- -----------------
Reported basic earnings per share..........      $ 0.87            $ 0.98
Interest expense associated with the
 interest rate under the terms of the new
 line of credit versus the amounts that
 have been allocated(1)....................       (0.02)            (0.01)
Additional sales, general and
 administrative expenses that will be
 incurred as a separate independent public
 company(1)................................       (0.01)            (0.07)
Losses from divested businesses and other,
 net.......................................        0.01             (0.02)
                                                 ------            ------
Normalized basic earnings per share........      $ 0.85            $ 0.88
                                                 ======            ======

--------
(1) Adjustment and pro forma methodology included in our latest Registration Statement on Form 10 filed on December 28, 2000 for the year ended May 31, 2000 and the three months ended August 31, 2000. See Exhibit 99.1 for additional pro forma/"normalized" results of operations.

 Forward-Looking Results of Operations

Revenue

   In the year ended May 31, 2000, we reported revenue of $340 million. This revenue included $12.8 million associated with businesses divested in the first nine months of fiscal 2001 and other non-recurring items. Excluding these revenues from the reported fiscal 2000 amounts, our normalized revenue would have been $327 million. No pro forma adjustments associated with the Global Payments spin-off were required with respect to fiscal 2000 amounts reported. On the normalized revenue, we anticipate essentially the same revenue performance for the year ended May 31, 2001, which is consistent with our actual results to date, due to continued strong volume growth in merchant acquiring card processing services offset by declines in certain other merchant services product offerings and funds transfer offerings. Including the CIBC merchant acquiring business acquisition, normalized revenue for the year ended May 31, 2001 may increase to $340 to $345 million. Accordingly, we anticipate revenue growth of approximately 5% for the year ended May 31, 2001 over the normalized revenue of $327 million for 2000. For fiscal 2002, we expect low- to mid-double digit percentage revenue growth compared to our fiscal 2001 expectation of $340 to 345 million. We are continuing to evaluate strategic alternatives for our secondary businesses; accordingly, these revenue expectations do not consider the impact of potential future divestitures.

Earnings Per Share

   In the year ended May 31, 2000, we reported basic earnings per share of $1.24. Any adjustments resulting from the losses on business divestitures essentially offset the increase from other non-recurring items in fiscal 2000, as noted above, and had a $0.01 impact on basic earnings per share. In the year ended May 31, 2000, our basic earnings per share excludes the impact of the pro forma adjustments associated with management and related corporate costs incurred in anticipation of becoming a separate public entity and additional interest expense as a result of the new line of credit totaling $0.10 per basic share. If these items were included in the reported fiscal 2000 amounts, our normalized earnings per basic share would have been $1.13. We anticipate reporting normalized basic earnings per share for the year ended May 31, 2001 of $1.01 to $1.06. In fiscal 2002, we anticipate a modest increase in basic earnings per share compared to the fiscal 2001 expectation of $1.01 to $1.06. However, the timing of the integration of the CIBC acquisition and base business consolidation efforts underway may have a favorable impact upon our fiscal 2002 basic earnings per share expectation, excluding the cost impact of integration and consolidation efforts.

   We continue to streamline operations through office consolidation and evaluation of secondary businesses and investments. During the third quarter ending February 28, 2001, certain operations were consolidated into other existing facilities. In addition, we are evaluating our sole investment in an Internet technology company that has experienced difficulty securing additional funding in current market conditions. We anticipate that future financial results may be impacted by these actions.

 Liquidity and Capital Resources

   Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At February 28, 2001, we had cash and cash equivalents totaling $0.5 million. Net cash provided by operating activities increased 12% to $54.9 million for the nine months ended February 28, 2001 from $49.0 million for the prior year's comparable period driven primarily by the favorable timing of the net merchant processing funds compared to last year. The merchant processing receivables and payables fluctuate due to the timing of credit card settlement and funding of merchants and vary from month to month based on processing volumes.

   Net cash used in investing activities was $5.2 million for the nine months ended February 28, 2001 compared to $5.3 million in the prior year's comparable period primarily due to capital expenditure investments in infrastructure. Subsequent to February 28, 2001, management and the board of directors approved capital projects totaling approximately $10.0 million primarily to support the integration of the CIBC's merchant acquiring business acquisition. These projects are expected to be completed in the next 18 months.

   Net cash used in financing activities increased $11.7 to $51.9 million for the nine months ended February 28, 2001 from $40.2 million in the prior year's comparable period. With the completion of the spin-off from National Data Corporation during the quarter, we have drawn a net $59 million on our line of credit to fund the balance of the cash dividend payment to NDC on January 31, 2001. Under the terms of the distribution agreement with NDC, a final true up will occur by early May 2001, we do not expect this final reconciliation to be material.

   We believe that our current level of cash and borrowing capacity under our committed line of credit described below, along with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We currently do not have any material capital commitments (other than commitments under capital and operating leases discussed in Note 14 of our audited combined financial statements included in the Form 10) or planned expansions. In addition to the planned capital projects referred to above, we will continue the planning and development process, which will allow us to assume the processing services CIBC will initially provide to the Canadian merchants under a transition arrangement. This development effort will also increase our capital expenditures further above historical levels over the next two years. We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions. We may elect to raise additional funds for these purposes, either through the issuance of debt or equity or otherwise, as appropriate.

Credit Facilities

   Our short-term and long-term liquidity needs depend upon our level of net income, accounts receivable, accounts payable and accrued expenses. We have a $110 million revolving line of credit. It has been initially used to fund the cash due to NDC to reflect our share of NDC's pre-distribution debt used to establish our initial capitalization. This line of credit will also be used to meet our working capital and acquisition needs after the distribution. This line has a variable interest rate based on market rates and customary origination-related fees and expenses. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility has a three-year term, expiring in January 2004.

   With our acquisition of the CIBC merchant acquiring business, we entered into related agreements to operate the business, including a credit facility. Canadian merchant acquiring businesses typically advance payment to merchants for credit card transactions before receiving the interchange reimbursement from the card issuing banks. This business model differs from the U.S. where merchant funding only occurs after we receive the funds from the card issuing banks. CIBC has provided us with a revolving credit facility, which will be available to us to fund the approximate two-day interval between our payment of Canadian merchants and our receipt of the interchange fee.

   The credit facility provides us with a line of credit of up to C$140 million with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards, and carries an interest rate based on Canadian Dollar LIBOR (C$LIBOR), the CIBC offered rate or CIBC's prime rate, at our option. It contains customary covenants and events of default. The line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International, and will be guaranteed by us and certain subsidiaries. This guarantee is subordinate to our primary credit facility discussed above. The CIBC credit facility will have an initial term of 364 days from the date of the closing of the acquisition and it is renewable annually at CIBC's option.

 Forward-Looking Information

   When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by our management from time to time, the words "believes," "anticipates," "expects," "intends," "plans" and similar expressions and statements that are necessarily dependent on future events are intended to identify forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For such statements, the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 is applicable and invoked. Such statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies that are subject to change. Actual revenues, revenue growth and margins will be dependent upon all such factors and their results subject to risks related to our implementation of changes, the failure to implement changes, and customer acceptance of such changes or lack of change. Actual results of events could differ materially from those anticipated in our forward-looking statements, as a result of a variety of factors, including: (a) those set forth in Risk Factors in our Information Statement included in the Registration Statement on Form 10 which are incorporated herein by this reference; those set forth elsewhere herein; (c) those set forth from time to time in our press releases and reports and other filings made with the Securities and Exchange Commission; and (d) those set forth from time to time in our analyst calls and discussions. We caution that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update forward looking or other statements or to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                                    Part II

ITEM 1--PENDING LEGAL PROCEEDINGS

   The Company is party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

ITEM 2--CHANGES IN SECURITIES

   None

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5--OTHER INFORMATION

   Exhibit 99.1--Unaudited Combined Statements of Income, is presented for information purposes for fiscal years 2000 and 2001.

ITEM 6--EXHIBITS AND REPORTS FILED ON FORM 8-K

    (a) Exhibits: None

    (b) Reports on Form 8-K:

   January 26, 2001--Item 5--The Company entered into a Shareholder Protection Rights Agreement pursuant to which it will distribute one right for each outstanding share of the Company's Common Stock, to shareholders of record at the close of business on January 30, 2001 and for each share of Common Stock issued by the Company. No financial statements were filed with this report.

   January 31, 2001--Item 5--National Data Corporation, a Delaware corporation the sole stockholder of Global Payments Inc., a Georgia corporation (the "Registrant"), distributed 26,430,192 shares of common stock, no par value of the Registrant to the stockholders of record of NDC's common stock as of January 19, 2001, which shares constituted 100% of the Registrant's issued and outstanding shares of Common Stock as of such date. As a result of the Distribution, the Registrant is no longer wholly owned by NDC and is now an independent public company. No financial statements were filed with this report.

   February 1, 2001--Item 9--Pro forma diluted earnings per share guidance. No financial statements were filed with this report.

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Global Payments Inc.
                                          (Registrant)

                                          By: /s/ James G. Kelly
                                             ---------------------------
                                            James G. Kelly
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)
Date: April 16, 2001