Form 10-K405
period 2001-05-31
GLOBAL PAYMENTS INC
filed 2001-08-29
CIK 1123360

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 2001

                                      or


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from      to      .

                         Commission File No. 001-16111

                               ----------------

                             GLOBAL PAYMENTS INC.
            (Exact name of registrant as specified in its charter)

                 Georgia                             58-2567903
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

          Four Corporate Square
             Atlanta, Georgia                        30329-2009
 (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code: (404) 728-2661

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                       on which registered
-------------------                                      ---------------------
Common Stock, No Par Value                              New York Stock Exchange
Series A Junior Participating Preferred Share Purchase
 Rights                                                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's common stock held by non-affiliates was $1,136,104,922 based upon the last reported sale price on The New York Stock Exchange on July 31, 2001.

   The number of shares of the registrant's common stock outstanding at August 23, 2001 was 36,513,289 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Specifically identified portions of the registrant's proxy statement for the 2001 annual meeting of shareholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              GLOBAL PAYMENTS INC.
                          2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

 ITEM 1.  BUSINESS......................................................    2
 ITEM 2.  PROPERTIES....................................................   10
 ITEM 3.  LEGAL PROCEEDINGS.............................................   10
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   10
 ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT..........................   11

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................   12
 ITEM 6.  SELECTED FINANCIAL DATA.......................................   12
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   13
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   20
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   21
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   41

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   42
 ITEM 11. EXECUTIVE COMPENSATION........................................   42
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   42
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   42

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.....................................................   43
 SIGNATURES..............................................................  47

                      SPECIAL CAUTIONARY NOTICE REGARDING
                          FORWARD-LOOKING STATEMENTS

   We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, the amount of future capital expenditures, our success in developing and introducing new products and expanding our business, the successful integration of existing and future acquisitions, and the timing of the introduction of new and modified products or services. You can sometimes identify forward looking-statements by our use of the words "believes," "anticipates," "expects," "intends" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

   Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen, and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Exhibit 99.1 to this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission. These cautionary statements qualify all of our forward-looking statements and you are cautioned not to place undue reliance on these forward-looking statements.

   Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

                                    PART I

Item 1. Business

General Developments

 Spin-off from NDC

   We were incorporated as a wholly owned subsidiary of National Data Corporation, or NDC, under the laws of the state of Georgia on September 1, 2000. On January 31, 2001, NDC, a Delaware corporation, distributed 100% of the shares of our common stock held by it, or 26,430,192 shares, to the stockholders of record of NDC's common stock as of January 19, 2001. As a result of our spin-off from NDC, we were no longer wholly owned and became an independent public company with our shares of common stock registered on the New York Stock Exchange.

   For a more detailed description of our spin-off from NDC, you should read our Registration Statement on Form 10 filed with the SEC on September 8, 2000, and subsequently amended.

 Purchase of Merchant Acquiring Business and Ten-Year Marketing Alliance with Canadian Imperial Bank of Commerce

   On March 20, 2001, we acquired substantially all of the net assets of the merchant acquiring business of Canadian Imperial Bank of Commerce, or CIBC, and formed a ten-year marketing alliance with CIBC to offer

VISA and debit card payment products and services in Canada. In exchange for the assets we acquired from CIBC, we issued to CIBC approximately 9.8 million unregistered shares of our common stock, or 26.25% of our shares outstanding on a diluted basis with a fair value at the time of issuance equal to approximately $133.6 million. As a result of this issuance, CIBC is our largest shareholder and is represented by two persons on our board of directors.

   We believe that this acquisition and the related marketing alliance with CIBC significantly broadens our scope and presence in North America and will provide the merchants served by CIBC's merchant acquiring business with a larger array of existing and new payment solutions. The CIBC merchant acquiring business is comparable to the merchant services we offer and includes card processing services consisting of credit and debit card authorization and the capture of related transaction data, settlement and funding services, customer support services, terminal deployment, merchant statements and risk management.

   The revenues of the CIBC merchant acquiring business are generated by approximately 140,000 merchant locations, which are marketed through a combination of a direct sales force, referrals from CIBC's approximate 1,200 bank branch locations comprising CIBC's branch network and an independent sales organization. The merchants served by the business include leading North American grocers, specialty retailers, home furnishings retailers, automotive service station chains and department stores.

 Extension and Expansion of Comerica Alliance

   On May 31, 2001, we expanded our alliance relationship with Comerica Bank for a purchase price of $20.4 million following the acquisition of Imperial Bancorp, including its subsidiary Imperial Bank, by Comerica Incorporated in January 2001. We continue to hold a majority interest in the expanded alliance that now includes Imperial Bank's merchant portfolio. Additionally, we extended the term of our original alliance agreement with Comerica Bank through March 2008.

 Agreement to Acquire National Bank of Canada's Merchant Acquiring Business

   On June 26, 2001, we entered into a definitive agreement to acquire National Bank of Canada's, or NBC's, merchant services business and to form a ten-year alliance with NBC in order to market merchant payment-related products and services to NBC's customers. NBC currently processes over 225 million transactions per year for over 73,000 merchant locations throughout Canada and receives referrals from its 600 branch locations. We will pay a purchase price of approximately $72 million (Canadian), or $47 million (U.S.) at current Canadian exchange rates, and expect this acquisition to close in our second quarter of fiscal 2002. We expect this acquisition, in combination with the CIBC acquisition, to make us the largest publicly-traded, independent MasterCard and Visa acquirer in Canada and to give us the capability to provide Canadian businesses with one source for all their Visa, MasterCard, debit and other payment processing requirements.

 Purchase of MasterCard International's Interest in Global Payment Systems LLC

   Subsequent to May 31, 2001, we agreed to terms to purchase the 7.5% minority interest owned by MasterCard International Incorporated in our subsidiary, Global Payment Systems LLC. This transaction is expected to close by our second fiscal quarter of 2002 and be non-dilutive to our fiscal 2002 earnings.

 Divestiture of Card Issuing Business

   In September 2000, we divested our card issuing business for cash consideration approximately equal to the net book value of the business. The revenues related to this business were approximately $8.8 million and $2.9 million for the fiscal years ended May 31, 2000 and 2001, respectively.

Business Description

General

   As an electronic transaction processor, we enable consumers, corporations, and government agencies to purchase goods and services through the use of credit and debit cards. Our role is to serve as an intermediary in the exchange of information and funds that must occur between merchants and card issuers before a transaction can be completed. Including our time as part of NDC, we have provided credit card transaction processing services since 1968. During that period, we have expanded our business to include debit card, business-to-business purchasing card, check guarantee, check verification and recovery, and terminal management services, and collectively refer to these as our merchant service offerings. In addition, we provide funds transfer services to domestic and international financial institutions, corporations, and government agencies in the United States, Canada, and Europe.

   Although a card transaction may appear simplistic, a complex process involving various participants in a series of electronic connections is necessary to make it possible. Aside from electronic transaction processors, participants in this process include card issuers, cardholders, merchants, and card associations. Card issuers are financial institutions that issue credit cards to approved applicants and are identifiable by their trade name typically imprinted on the issued cards. The approved applicant is referred to as a cardholder, and may be any entity for which an issuer wishes to extend a line of credit, such as a consumer, a corporation, or a government agency.

   The term merchant is generally used to refer to any location where a cardholder uses credit or debit cards, such as retail stores, restaurants, corporate purchasing departments, universities, and government agencies. The card may be used at any merchant location that meets the qualification standards of the card associations, known as MasterCard and VISA, or other card issuers such as American Express, Discover, Diners Club and debit networks such as Interac. The card associations consist of members, who generally are financial institutions, and were essentially created to establish uniform regulations that govern much of the industry.

   Before a merchant accepts a credit or debit card as a payment alternative to cash, it must receive information from the card issuer that the card is authentic and that the impending transaction value will not cause the cardholder to exceed defined limits. The merchant must be compensated for the value of the purchased good, which also involves the card issuer. The card issuer then seeks reimbursement from the cardholder in the form of a monthly credit card bill or by debiting the cardholder bank account. The merchant and the card issuer, however, generally do not interface directly with each other, but, instead rely on electronic transaction processors, such as Global Payments, and card associations to exchange the required information and funds.

   As an electronic transaction processor, we serve as an intermediary in the exchange of credit and debit card transaction information and funds between merchants and card associations, for credit cards; and merchants and financial institutions, for debit cards. The card associations then use either a system known as interchange, in the case of credit cards, or the debit networks to transfer the information and funds between electronic transaction processors and card issuers, and complete the link between merchants and card issuers. Canadian merchant acquiring businesses advance payment to merchants for credit and debit card transactions before receiving the interchange or debit fee reimbursement from the card issuers. This business model differs from the business model followed by electronic processors in the United States, in that, in the United States, merchant funding primarily occurs after the electronic processor receives the funds from the card issuer.

   We have a high percentage of recurring revenues and expect to process over
2.7 billion transactions per year, of which approximately 25% are debit card transactions, servicing more than 1.0 million merchant locations, including the pending acquisition of National Bank of Canada's merchant acquiring business. Based on this data and on industry publications such as The Nilson Report, we believe that we are one of the largest electronic transaction processors in the world. In addition, we are currently a leading mid-market merchant acquirer in the United States and expect to be the largest, publicly-traded independent VISA and MasterCard acquirer in Canada, after the acquisition of the National Bank of Canada merchant acquiring business. While we service all industry segments, we specialize in the mid-market segment in the United States and larger volume segments in Canada. We provide services directly to our merchant customers, as well as to financial institutions and independent sales organizations who purchase and resell our services to their own portfolio of merchant customers. Our key markets include merchant customers in the following vertical industries: governmental, restaurant, universities, gaming, retail and health care.

   We offer end-to-end services, which means that we believe that we have the ability to fulfill all of our customers' needs with respect to electronic transaction processing. We market our services through a variety of sales channels that includes a large, dedicated sales force, independent sales organizations, independent sales representatives, an internal telesales group, alliance bank relationships, and financial institutions. We provide our services primarily using our network telecommunication infrastructure.

Industry Overview and Target Markets

   We believe that significant opportunities exist for continued growth in the application of transaction processing services to the electronic commerce market. Although a large percentage of retail transactions still utilize cash and checks, merchants encourage electronically authorized and settled transactions using credit and debit cards as a more efficient means of transacting business with their customers. The rapid growth of retail credit card transactions, as well as the increased utilization of debit cards, directly correlates with the historic growth of our business. In the United States, total consumer spending is expected to continue to increase, along with the percentage using forms of payment other than cash and checks, i.e., credit and debit cards and other electronic means. We believe over $450 billion of annual consumer spending is charged using VISA and MasterCard, and tends to increase during economic, recessionary periods. In Canada, similar consumer spending trends are expected. We believe over $200 billion (Canadian), approximately $130 billion (U.S), of annual consumer spending has either VISA, MasterCard or debit as the form of payment.

   We believe that the proliferation of "loyalty" or co-branded cards that provide consumers with added benefits for card use should contribute to increased use of credit and debit cards in the future. Finally, as merchants and consumers continue to use electronic commerce as a means to purchase goods and services, both the consumer-to-business and business-to-business aspects of electronic commerce will demand a growing array of transaction processing and support services. Each of these market trends should increase demand for our services.

   Business-to-business electronic data interchange using purchasing card technology and associated systems software provides businesses with increased efficiency and us with strong growth in industries that have not traditionally utilized credit cards. Purchasing cards and the related business-to-business electronic data interchange replace the costly, time-consuming paper ordering and invoicing with inexpensive, real-time electronic payment processing transactions.

   We believe that the number of electronic transactions will continue to grow in the future and that an increasing percentage of these transactions will be processed through emerging technologies. These emerging technologies will be a major factor in accelerating the continued conversion from paper transaction processing to electronic transaction processing, which will result in greater growth opportunities for our business.

   Payment processing service providers, such as Global Payments, provide high volume electronic transaction processing and support services directly to banking institutions and other new entrants into the business. The shift in the industry from traditional financial institution providers to independent providers is due in large part to more efficient distribution channels, as well as increased technological capabilities required for the rapid and efficient creation, processing, handling, storage, and retrieval of information. These capabilities have become increasingly complex, requiring significant capital commitments to develop, maintain, and update the systems necessary to provide these advanced services at a competitive price.

   As a result of the continued growth in our industry, several large merchant processors, including us, have expanded operations through the creation of alliances or joint ventures with banks and have acquired new merchant portfolios from banks that previously serviced these merchant accounts.

Strategy

   Our business strategy centers on providing a full range of electronic transaction processing services in the markets we serve. We believe that this strategy provides the greatest opportunity for leveraging our existing infrastructure and maintaining a consistent base of recurring revenues. We believe that the electronic commerce market presents attractive opportunities for continued growth. In pursuing our business strategy, we seek both to increase our penetration of existing markets and to continue to identify and create new markets and further leverage our infrastructure through the following:

  . development of value-added applications, enhancement of existing products, and development of new systems and services;

  . expansion of distribution channels, primarily direct card and independent sales organizations, or ISO;

  . acquisition, investments, and alliances with companies that have compatible products, services, development capabilities and distribution capabilities in the direct card business; and

  . systems integrations, primarily consolidation of operating platforms, across North America.

Products and Services

   We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings.

 Merchant Services

   Our merchant services offerings include credit and debit card transaction processing, business-to-business purchasing card transaction processing, check guarantee, check verification and recovery, and terminal management services.

   Credit card and business-to-business purchasing card processing are essentially the same service. Credit card processing describes a consumer acquiring goods or services from a retail location, whereas business-to-business card processing refers to a corporate purchasing department acquiring goods, such as office supplies or raw materials, from a corporate vendor. We also provide certain debit card transaction processing services, which are similar to credit card transactions, except that the information and funds are exchanged between the merchant and a cardholder's personal bank account, instead of between the merchant and a credit card issuer.

   Our card processing services can be marketed in several distinct categories: authorization, electronic draft capture, settlement, retrieval of credit card receipts, charge back resolution, merchant accounting, risk management, and support services. We derive revenue for these services primarily based on a percentage of transaction value or on a specified amount per transaction. We also typically charge for various processing fees, unrelated to the number of transactions or the transaction value.

   Authorization and electronic draft capture are related services that generally refer to the process whereby the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed a defined limit. The authorization process typically begins when a cardholder presents a card for payment at a merchant location and the merchant swipes the card's magnetic strip through a point of sale terminal card reader. The terminal electronically records sales draft information, such as the credit card identification number, transaction date, and dollar value of the goods or services purchased, and then automatically dials a pre-programmed phone number connected to the network of an electronic transaction processor, such as Global Payments. The electronic transaction processor then routes the request to the applicable card association, such as MasterCard or Visa. The card association then routes the authorization request to the card issuer, who determines a response based on the status of the cardholder's account. The response is then returned to the merchant's terminal via the same communication network. This entire authorization and response process occurs within seconds from the time the merchant swipes the cardholder's card through the point of sale terminal card reader.

   After a transaction has been authorized, the merchant must be compensated for the value of the purchased good or service, which is typically described as settlement. We use our network telecommunication infrastructure and the Federal Reserve's Automated Clearing House system, or ACH, and the comparable Canadian ACH system, to ensure that our merchants receive the proper funds due to them for the value of the goods or services that the cardholder purchased. We also provide retrieval of credit card receipts and charge back resolution services, both of which relate to cardholders disputing an amount that has been charged to their credit card. We not only retrieve the original sales draft from the merchant location, but also review the dispute and handle the related exchange of information and funds between the merchant and the card issuer if a charge is to be reversed.

   Our merchant accounting services allow merchants to monitor portfolio performance, control expenses, disseminate information, and track profitability through the production and distribution of detailed statements summarizing electronic transaction processing activity. Our risk management services allow financial institutions to monitor credit risk, thereby enhancing the profitability of their merchant portfolios. Our risk management services include credit underwriting, credit scoring, fraud control, account processing, and collections. We also provide our customers with various support services, such as working with merchants to set-up their credit card programs or resolving issues relating to their terminal card readers.

   Check guarantee services include comprehensive check verification, and guarantee services designed for a merchant's specific needs and risk adversity. Since this service offering guarantees all checks that are electronically verified (primarily using point of sale check readers) through our extensive database, merchants may safely expand their revenue base by applying less stringent requirements when accepting checks from consumers. If a verified check is dishonored, our check guarantee service provides the merchant with reimbursement of the check's face value, and then pursues collection of the check through our internal collection services. To protect against this risk, we use verification databases that contain information on historical delinquent check writing activity and up-to-date consumer bank account status. We derive revenue for these services primarily by charging the merchant a percentage of the face value of each guaranteed check.

   Check verification and recovery services are similar to those provided in the check guarantee service, except that this service does not guarantee the verified checks. This service provides a low-cost, loss-reduction solution for merchants wishing to quickly measure a customer's check presentment worthiness at the point of sale, while not having to incur the additional expense of check guarantee services. We derive revenue for these services primarily from the service fees collected from delinquent check writers, fees charged to merchants based on a transaction rate per verified check, and fees charged to merchants for specialized services, such as electronic re-deposits of dishonored checks.

   Our terminal management offering provides a variety of products and services relating to electronic transaction processing equipment, such as terminal programming and deployment, set-up and telephone training, maintenance and equipment replacement, warehousing and inventory control, customer service and technical support, customized reporting, and conversions. We provide these services directly to our own portfolio of merchants, as well as indirectly to merchants on behalf of our financial institution and independent sales organization customers. We derive revenue from equipment sales and rentals, programming and deployment fees, and repairs and maintenance services.

 Funds Transfer

   Our electronic funds transfer product and service offerings include a wide variety of services such as cash management, account balance reporting, management information and deposit reporting. These products and services provide financial, management and operational data to corporate and government agencies worldwide and allow these organizations to exchange the information with financial institutions and other service providers. We also provide an Internet tax filing and payment service that allows financial institutions and government agencies to offer corporate taxpayers a secure and convenient method of paying taxes electronically. Security on this tax filing and payment system is handled through both encryption/decryption and multi-level password access and operates through a web site that serves as the portal for securely receiving tax information and delivering the transaction for payment.

   Total revenues from our merchant service and funds transfer customers are as follows:

                                                        2001     2000     1999
                                                      -------- -------- --------
                                                            (in thousands)
   Merchant services................................. $334,979 $318,262 $307,317
   Funds transfer....................................   18,216   21,771   22,734
                                                      -------- -------- --------
                                                      $353,195 $340,033 $330,051
                                                      ======== ======== ========

 Alliances and Direct Investments

   Our strategy includes direct investment in or formation of business alliances with financial institutions and other distributors as well as with emerging payment technology companies to leverage our existing customer relationships and infrastructure and to accelerate product time-to-market. Additionally, we have several alliances with emerging payment technology companies providing capabilities such as electronic barter and billing through established vehicles.

Sales and Marketing

   We market our products and services to the electronic commerce markets through a variety of distinct sales channels that include a large, dedicated sales force, independent sales organizations, independent sales representatives, an internal telesales group, alliance bank relationships, and financial institutions. In addition to the 1,700 bank branch locations in Canada, we have associations with over 200 organizations in the United States that provide sales leads. We market our products and services throughout the United States, Canada and Europe. See Note 1 to Notes to Consolidated Financial Statements.

   Additionally, we market directly to customers primarily through print advertising and direct mail efforts. We participate in major industry tradeshow and publicity events and actively employ various public relations campaigns. We intend for this strategy to utilize the lowest delivery cost system available to successfully acquire target customers.

Employees

   As of May 31, 2001, we and our subsidiaries had approximately 1,700 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction processing, and we believe that our current and future operations depend substantially on retaining these employees.

Competition

   We operate in the payment systems industry. Our primary competitors in this industry include other independent processors, as well as certain major national and regional banks, financial institutions and independent sales organizations. Certain of these companies are privately held, and the majority of those that are publicly held do not release the information necessary to precisely quantify our relative competitive position. Based on industry publications such as The Nilson Report, management believes, however, that we are one of the largest electronic transaction processors in the world. According to that report, one of our competitors, First Data Corporation and its affiliates, is the largest electronic transaction processor, in the United States. Our primary competitor in Canada is Moneris Solutions, who has slightly larger card transaction processing sales volume.

   The most significant competitive factors related to our product and services include: their value-added features, functionality, price, reliability, the breadth and effectiveness of our distribution channel, and the manner in which we deliver our services. These competitive factors will continue to change as new distribution channels and alternative payment solutions are developed by our competitors and us.

   Our primary strategy to distinguish ourselves from our competitors focuses on offering a variety of electronic transaction processing payment solutions to our customers. These enhanced services involve vertical market and sophisticated reporting features that add value to the information obtained from our electronic commerce transaction processing databases. We believe that our knowledge of these specific markets, the size and effectiveness of our dedicated sales force, and our ability to offer specific, integrated solutions to our customers, including hardware, software, processing, and network facilities, and our flexibility in packaging these products are positive factors that enhance our competitive position.

Banking Regulations

   Following the acquisition of CIBC's merchant acquiring business, CIBC owns 26.8% of our common stock outstanding. As a result of CIBC's equity interest in our company, we are considered a subsidiary of CIBC for U.S. bank regulatory purposes. CIBC is a Canadian Bank with operations in the United States. Accordingly, CIBC is regulated as a bank holding company under provisions of the Bank Holding Company Act. In being considered a subsidiary of CIBC, we are subject to those same regulations. As a general matter, we are able to operate our merchant services and funds transfer businesses as we have historically, but our ability to expand into unrelated businesses may be limited unless they are activities the act allows or the Federal Reserve Board approves.

   Bank holding companies may engage in the business of banking, managing and controlling banks, and in other activities so closely related to managing and controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley legislation was enacted in 1999 and amended the Bank Holding Company Act to allow greater operational flexibility for bank holding companies that are well-capitalized, well-managed and meet certain other conditions. Such companies are referred to as "financial holding companies." CIBC has elected to be a financial holding company under the act. Financial holding companies may engage in activities that are financial in nature, or that are incidental or complimentary to financial activities. The legislation defines securities and insurance activities as being permissible financial activities, allows certain merchant banking activities, and establishes a procedure for the Federal Reserve to add new activities. The Federal Reserve has taken a very cautious approach to adding new financial activities to this list of permissible activities for financial holding companies.

   The Federal Reserve acts as an umbrella supervisor for financial holding companies and may establish consolidated capital requirements for such companies. It has the right to examine all subsidiaries of financial holding companies which include our company. If a financial holding company falls out of compliance with the well-managed, well-capitalized, community reinvestment requirements, the holding company must enter into an agreement with the Federal Reserve to rectify the situation. The Federal Reserve may refuse to allow the financial holding company, which would include its subsidiaries, to engage in new "financial" activities; may require it to cease current "financial" activities; and may require it to divest its bank.

   The merchant services and funds transfer businesses that we conduct are permissible activities for bank holding companies under U.S. law, and we do not expect the limitations described above to adversely affect our current operations. It is possible, however, that these restrictions might limit our ability to enter other businesses that we may wish to engage in at some time in the future. It is also possible that these laws may be amended in the future, or new laws or regulations adopted, that adversely affect our ability to engage in our current or additional businesses.

   Additionally, CIBC is subject to the Bank Act (Canada), which, among other things, limits the types of business which CIBC may conduct, directly or indirectly, and the types of investments which CIBC may make. CIBC's shareholding in our company is currently permissible pursuant to certain provisions of the Bank Act. The Bank Act, as such, does not otherwise apply to us.

   Prior to Canada's recent federal election, the Government of Canada had proposed certain amendments to the Bank Act and related legislation. It is anticipated that such legislation will be reintroduced in the Canadian Parliament in substantially the same form next year. Under such legislation, CIBC will be permitted to continue to hold its interest in us, as long as the business undertaken by us is consistent with the applicable provisions of the Bank Act. If we undertake businesses inconsistent with the businesses in which CIBC is permitted to hold an interest, CIBC may be required, pursuant to the provisions of the Bank Act, to dispose of its shares prior to the expiration of the restrictions on re-sale that we have negotiated with CIBC.

   We have agreed with CIBC, in effect, that we will not undertake any business inconsistent with the permitted investment provisions of the Bank Act. We do not anticipate that compliance with this undertaking will affect, in any material way, our ability to carry on the merchant services and funds transfer businesses. Our ability to expand into other businesses will be governed by the undertaking and the applicable provisions of the Canadian banking legislation at the relevant time. There is no assurance that the Bank Act amendments will be reintroduced in substantially the same form as previously introduced in the Canadian Parliament, or that subsequent amendments will not adversely affect our ability to carry on our business in some respects.

Item 2. Properties

   Our corporate headquarters are located at Four Corporate Square in Atlanta, Georgia, where we lease from NDC a five-story, 85,000 square foot building. This lease expires in 2004. During the fiscal year 2001, our merchant services business maintained support operations in Hanover, Maryland in a leased 35,000 square foot facility. In the first quarter of fiscal year 2002, in order to support additional growth and consolidation efforts we moved our merchant services business to an 85,000 square foot facility that we lease in Owings Mills, Maryland. In addition, we lease a total of 38 other facilities in the United States, one in Peterborough, United Kingdom, two in Toronto, Canada, and seven others throughout Canada under the transition service agreement with CIBC. We own or lease a variety of computers and other related equipment for our operational needs. We continue to upgrade and expand our computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

   We believe that all of our facilities and equipment are suitable and adequate for our business as presently conducted.

Item 3. Legal Proceedings

   We are party to a number of claims and lawsuits incidental to the normal course of our business. In our opinion, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of our shareholders during our fourth quarter ended May 31, 2001.

Item 4A. Executive Officers of the Registrant

   Set forth below is information relating to our executive officers. There is no family relationship between any of our executive officers or directors and there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them was elected an officer or director, other than arrangements or understandings with our directors or officers acting solely in their capacities as such. Our executive officers serve at the pleasure of our board of directors.

                                                   Position with Global Payments
                                                      and Principal Business
 Name              Age    Current Position(s)    Affiliations for Past Five Years
 ----              --- ------------------------- --------------------------------
 Paul R. Garcia...  49 President and Chief       President and Chief Executive
                       Executive Officer         Officer of the Company (since
                                                 September 2000); Chief Executive
                                                 Officer of NDC eCommerce (July
                                                 1999-January 2001); President
                                                 and Chief Executive Officer of
                                                 Productivity Point International
                                                 (March 1997-September 1998);
                                                 Group President of First Data
                                                 Card Services (1995-1997); Chief
                                                 Executive Officer of National
                                                 Bancard Corporation (NaBANCO)
                                                 (1989-1995).

 Thomas M. Dunn...  43 Chief Operating Officer   Chief Operating Officer of the
                                                 Company (since September 2000);
                                                 Chief Operating Officer of NDC
                                                 eCommerce (March 1999-January
                                                 2001); and General Manager,
                                                 Integrated Payment Systems, a
                                                 division of NDC eCommerce (June
                                                 1996-March 1999); Group Vice
                                                 President (August 1992-June
                                                 1996).

 James G. Kelly...  39 Chief Financial Officer   Chief Financial Officer of the
                                                 Company (since September 2000);
                                                 Chief Financial Officer of NDC
                                                 eCommerce (April 2000-January
                                                 2001); Managing Director with
                                                 Alvarez & Marsal (March 1996-
                                                 April 2000); Director with
                                                 Alvarez & Marsal (1992-1996) and
                                                 Associate with Alvarez & Marsal
                                                 (1990-1992); and Manager with
                                                 Ernst & Young's mergers and
                                                 acquisitions/audit groups (1989-
                                                 1990).

 Barry W. Lawson..  54 Chief Information Officer Chief Information Officer of the
                                                 Company (since September 2000);
                                                 Chief Information Officer of NDC
                                                 eCommerce (November 1999-January
                                                 2001); CEO Systems and Network
                                                 Consultants (April 1996-October
                                                 1999); and Chief Operating
                                                 Officer of National Bancard
                                                 Corporation (NaBANCO) (August
                                                 1993-March 1996).

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock began trading on the New York Stock Exchange under the ticker symbol "GPN" on February 1, 2001. The table set forth below provides the high and low sales prices and dividends paid per share of our common stock for the third and fourth quarter during the last fiscal year. We expect to continue to pay our shareholders a dividend per share in amount comparable to that indicated in the table and to continue to do so on a quarterly basis. However, any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant.

                                                                       Dividend
                                                          High   Low   Per Share
                                                         ------ ------ ---------
Fiscal Year 2001
  Third Quarter......................................... $20.90 $18.03   $0.04
  Fourth Quarter........................................  26.50  16.65    0.04

   The number of shareholders of record of our common stock as of August 23, 2001 was 3,229.

   On March 20, 2001, we completed the acquisition of substantially all of the assets of the merchant acquiring business of Canadian Imperial Bank of Commerce and formed a 10-year marketing alliance with CIBC to offer VISA and debit card payment products and services in Canada. In exchange for the net assets acquired, we issued approximately 9.8 million of unregistered shares of our common stock representing 26.25% of our diluted shares outstanding with a fair value of $133.6 million. This offering of our common shares was completed as a private placement, exempt from Section 5 of the Securities Act.

Item 6. Selected Financial Data

   You should read the selected financial data set forth below in conjunction with "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8: Financial Statements and Supplementary Data" included elsewhere in this annual report. The income statement data for each of the three fiscal years ended May 31, 2001 and the balance sheet data as of May 31, 2001 and 2000 are derived from the audited consolidated financial statements included elsewhere in this annual report. The income statement data for each of the two fiscal years ended May 31, 1999 and the balance sheet data as of May 31, 1999 are derived from the audited consolidated financial statements included in our Registration Statement on Form 10 filed with the SEC on September 8, 2000, as subsequently amended. The income statement data for the year ended May 31, 1997 and the balance sheet data as of May 31, 1998 and 1997 are derived from the unaudited consolidated financial statements that have been prepared by management.

                             For Year Ended May 31,
                     (In thousands, except per share data)

                                  Normalized(1)                    Historical
                                ----------------- --------------------------------------------
                                   (unaudited)
                                  2001     2000     2001     2000     1999     1998     1997
                                -------- -------- -------- -------- -------- -------- --------
Revenue.......................  $350,315 $327,183 $353,195 $340,033 $330,051 $291,547 $257,679
Operating income..............    60,714   59,160   53,046   63,212   76,675   57,974   39,578
Net income....................    30,949   30,166   23,668   33,047   41,336   31,077   22,633
Basic earnings per share (2)..      1.08     1.13     0.83     1.24     1.53     1.21     0.93
Diluted earnings per
 share (3)....................      1.06     1.13     0.82      --       --       --       --
Dividends per share...........      0.08      --      0.08      --       --       --       --
Total assets..................   458,604  287,946  458,604  287,946  289,667  276,753  260,134
Line of credit................    73,000      --    73,000      --       --       --       --
Due to NDC....................       --    96,125      --    96,125   89,375  109,375   71,875
Long-term obligations.........     4,713    7,232    4,713    7,232   15,774    6,616    5,067
Total shareholder's equity....  $271,022 $119,795 $271,022 $119,795 $106,923 $ 83,806 $102,954

--------
(1) During the last year, we have made several adjustments to our results prepared in conformity with accounting principles generally accepted in the United States, or GAAP, to disclose a pro forma or "normalized" results of operation. The normalized results exclude the impact of divested businesses, other non-recurring items, including restructuring charges and loss on investment; and certain pro forma costs assuming the spin-off from National Data Corporation occurred on June 1, 1999. Management believes the normalized results of operation provide more meaningful comparative analyses, for the years presented.

(2) Using the ratio of 0.8 of a share of Global Payments common stock for each share of NDC common stock held. Weighted average shares outstanding are computed by applying the distribution ratio to the historical NDC weighted average shares outstanding for all periods presented.

(3) Diluted earnings per share is not presented in the selected financial data for historical periods prior to fiscal 2001 as Global Payments stock options did not exist prior to the Distribution Date. Refer to Note 2 of our Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in Exhibit 99.1 to this report. See also "Special Cautionary Notice Regarding Forward-Looking Statements" at the beginning of "Item 1. Business."

   You should read the following discussion and analysis in conjunction with "Item 6: Selected Financial Data" and "Item 8: Financial Statements and Supplementary Data" appearing elsewhere in this report.

General

   We believe that we are one of the largest electronic transaction processors in the world. We are currently a leading mid-market merchant acquirer in the United States, and expect to be the largest, publicly traded independent VISA and MasterCard acquirer in Canada, after we complete the acquisition of the National Bank of Canada merchant acquiring business.

   We provide a wide range of end-to-end electronic commerce solutions to merchants, corporations, financial institutions and government agencies. We market our products and services through a variety of distinct sales channels that include a large, dedicated direct sales force, independent sales organizations, independent sales representatives, an internal telesales group, alliance bank relationships and financial institutions. We have a high percentage of recurring revenues and process over 2.7 billion transactions per year and service more than 1.0 million merchant locations.

   We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings. Approximately 97% of our current revenue base is from merchant services offerings. The remaining 3% of our total revenue is from our funds transfer service offerings.

   Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. We have two basic business models. In one model, which we refer to as "direct" merchant services, we have a salaried and commissioned sales force that sells our end-to-end services directly to merchants. In the other model, which we refer to as "indirect" merchant services, we provide products and services to financial institutions and independent sales organizations that in turn resell to their merchants. Approximately 80% of our merchant acquiring revenue is direct and the remaining 20% is indirect, after taking into account each of our recent acquisitions.

   During the last year, we made several adjustments to our results as reported according to generally accepted accounting principles, or GAAP, to disclose a pro forma or "normalized" results of operation. The normalized results exclude the impact of divested businesses and other non-recurring items, such as restructuring charges and non-cash loss on investment; and certain pro forma costs assuming the spin-off from NDC occurred on June 1, 1999. For a better understanding of our normalized results of operations, you should read Exhibit
99.2 to this report which compares the quarterly GAAP reported income statement to the pro forma or "normalized" income statement for fiscal years 2000 and 2001. The following discussion and analysis will address both GAAP reported results and normalized results of operations for the comparison of fiscal year 2001 to fiscal year 2000. We believe that the normalized results of operation will provide you with a more meaningful comparative analysis of our results of operations.

Components of Income Statement

   We derive our revenues from three primary sources: charges based on volumes and fees for merchant services; charges based on transaction quantity; and equipment sales, leases and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product line, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions.

   Cost of service consists primarily of: the cost of network telecommunications capability; transaction processing systems; personnel who develop and maintain applications, operate computer networks and provide customer support; and depreciation and occupancy costs associated with the facilities performing these functions. Sales, general and administrative expenses consist primarily of salaries, wages and related expenses paid to sales personnel; non-revenue producing customer support functions and administrative employees and management; commissions to independent contractors; advertising costs; other selling expenses; employee training costs; and occupancy of leased space directly related to these functions.

   Other income and expense primarily consists of: minority interest in earnings, interest expense and other miscellaneous items of income and expense.

   Our earnings before interest, taxes, depreciation and amortization, or EBITDA, is defined as operating income plus depreciation and amortization. This statistic and its results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measurement of financial performance under GAAP and is not presented as a substitute for net income or cash flow from operating, investing or financing activities determined in accordance with GAAP. However, we believe this statistic is a relevant measurement and provides a comparable cash earnings measure, excluding the impact of the amortization of acquired intangibles and potential timing differences associated with capital expenditures and the related depreciation charges.

Results of Operations

 Fiscal Year Ended May 31, 2001 Compared to Fiscal Year Ended May 31, 2000

   The following table provides comparisons of our results of operations for the fiscal years ended May 31, 2001 and 2000:

                         Fiscal Year Ended May 31, 2001
                  (dollars in millions, except per share data)

                                                                                               Normalized
                                   Divested  Non-Recurring  Pro Forma              Normalized   2001 vs.
                           GAAP   Businesses     Items     Adjustments Normalized % of Revenue 2000 Change
                          ------  ---------- ------------- ----------- ---------- ------------ -----------
Revenue.................  $353.2    $(2.9)       $ --        $  --       $350.3                      7 %
Operating expenses:
 Cost of service........   192.4     (2.3)        (3.0)         --        187.1       53.4 %         8 %
 Sales, general and
  administrative........   102.9     (0.7)         --           0.3       102.5       29.3 %         9 %
 Restructuring and
  other.................     4.9      --          (4.9)         --          --         --          --
                          ------    -----        -----       ------      ------       ----         ---
Operating income........    53.0      0.1          7.9         (0.3)       60.7       17.3 %         3 %
Loss on investment......    (5.0)     --           5.0          --          --         --          --
Other income (expense)..    (9.5)     --           --          (0.9)      (10.4)      (3.0)%         3 %
                          ------    -----        -----       ------      ------       ----         ---
Income before income
 taxes..................  $ 38.5    $ 0.1        $12.9       $ (1.2)     $ 50.3       14.4 %         2 %
                          ======    =====        =====       ======      ======       ====         ===
Basic earnings per
 share..................  $ 0.83    $0.00        $0.28       $(0.03)     $ 1.08                     (4)%
                          ======    =====        =====       ======      ======                    ===
Depreciation and
 amortization...........  $ 21.8                                         $ 21.8        6.2 %         9 %
EBITDA..................  $ 74.8                                         $ 82.5       23.6 %         4 %

                         Fiscal Year Ended May 31, 2000
                  (dollars in millions, except per share data)

                                   Divested  Non-Recurring  Pro Forma              Normalized
                           GAAP   Businesses     Items     Adjustments Normalized % of Revenue
                          ------  ---------- ------------- ----------- ---------- ------------
Revenue.................  $340.0    $(10.0)     $ (2.8)      $  --       $327.2
Operating expenses:
 Cost of service........   181.5      (5.8)       (1.7)         --        174.0       53.2 %
 Sales, general and
  administrative........    95.3      (5.0)        --           3.7        94.0       28.7 %
                          ------    ------      ------       ------      ------       ----
Operating income........    63.2       0.8        (1.1)        (3.7)       59.2       18.1 %
Other income (expense)..    (9.4)      --          --          (0.7)      (10.1)      (3.1)%
                          ------    ------      ------       ------      ------       ----
Income before income
 taxes..................  $ 53.8    $  0.8      $ (1.1)      $ (4.4)     $ 49.1       15.0 %
                          ======    ======      ======       ======      ======       ====
Basic earnings per
 share..................  $ 1.24    $ 0.02      $(0.03)      $(0.10)     $ 1.13
                          ======    ======      ======       ======      ======

Depreciation and
 amortization...........  $ 20.0                                         $ 20.0        6.1 %
EBITDA..................  $ 83.2                                         $ 79.2       24.2 %

 GAAP Results of Operations

   Our revenue increase of $13.2 million, or 4%, to $353.2 million in fiscal 2001 from $340.0 million in fiscal 2000 was primarily due to the inclusion of revenues from CIBC's merchant acquiring business in fiscal 2001. The increase from the acquisition was partially offset by decreases associated with business divestitures in the last twelve months ($7.1 million) and a non-recurring product and service mix change ($2.8 million) in fiscal 2000.

   Operating income decreased $10.2 million, or 16%, to $53.0 million in fiscal 2001 from $63.2 million in fiscal 2000. As a percentage of revenue, our operating income margin decreased to 15.0% in fiscal 2001 from 18.6% in fiscal 2000. These decreases are due primarily to a non-recurring charge of $3.0 million in fiscal 2001 a restructuring charge of $4.9 million in fiscal 2001, and generally, a higher level of investment by us after the spin-off from NDC in infrastructure, personnel, and our direct sales channels.

 Adjustments to GAAP Results of Operations

Divested Businesses

   In the third quarter of fiscal 2001, we divested our card issuing business for cash consideration approximately equal to its net book value. Revenues related to these services are included within the GAAP revenue results in the above tables. These revenues were $2.9 million in fiscal 2001 and $8.8 million in fiscal 2000. In addition, in fiscal 2000, we divested another small product offering. We have adjusted the GAAP revenue calculation by removing the revenues associated with these divested businesses and have included these normalized results of operations in the financial tables above.

Non-Recurring Items

 Fiscal 2001

   We had pre-tax, non-recurring items totaling $12.9 million in fiscal 2001. These items comprised $3.0 million related to a change in our operating guidelines, $4.9 million in restructuring and related charges, and $5.0 million associated with the write-off of our sole internet investment.

   The change in our operating guidelines relates to our aged charge back receivables in the merchant settlement function. Under our previous guidelines, we carried a charge back receivable from an issuing bank until its ultimate disposition. Today, within 25 days of receiving a charge back notice from VISA or MasterCard, we complete our review of the matter and either charge the merchant or the issuing bank, pending final disposition if the charge back remains disputed by either party. Therefore, we no longer hold the receivable exposure on these pending charge backs, but continue to pursue a favorable resolution and collections on behalf of our merchants. This change recognized that some charge backs currently under review may not be collectible, therefore we have provided for a $3.0 million non-recurring charge in fiscal 2001.

   We have continued our efforts to streamline operations through office consolidation and evaluation of investments. Accordingly, in the fourth quarter of fiscal 2001, we incurred a $4.9 million restructuring charge related to office consolidations and severance payments to terminated employees. Refer to
Note 12 to the Consolidated Financial Statements appearing elsewhere in this report for more details.

   Finally, as further described in Note 2 to the Consolidated Financial Statements, we completed an evaluation of our sole Internet related investment during the fourth quarter of fiscal 2001. The company has experienced difficulty securing additional funding in current market conditions and we do not believe it currently has active business operations. As a result, we determined the carrying value of the investment was not recoverable and realized a non-cash loss on investment of $5.0 million.

 Fiscal 2000

   In the first quarter of fiscal 2000, we experienced a non-recurring product and service mix change in our terminal management business. This change caused a $2.8 million increase in revenue and related cost of service of $1.7 million.

 Normalized Results of Operations

   Our normalized revenue increased $23.1 million, or 7%, to $350.3 million in fiscal 2001 from $327.2 million in fiscal 2000. This increase was due to the inclusion of revenues from CIBC's merchant acquiring business and strong volume and transaction growth in our direct merchant acquiring card processing services. The increase in revenue in our direct merchant acquiring card processing services in fiscal 2001was offset by declines in revenues from our indirect merchant services sources and funds transfer product offerings in fiscal 2001 compared to fiscal 2000. The decline in funds transfer revenue was due in part to the divestiture of a product offering. We expect the declines in indirect merchant services sources and funds transfer product offerings to continue in fiscal 2002, primarily due to consolidation trends among financial institutions. We expect the growth in direct merchant card services revenue to continue due primarily to our recent acquisitions, the addition of new merchant relationships, and increased usage of credit cards and debit cards within existing merchant customers.

   Normalized cost of service increased $13.1 million, or 8%, to $187.1 million in fiscal 2001 from $174.0 million in fiscal 2000. The increase in cost of service is primarily attributed to the inclusion of costs associated with CIBC's merchant acquiring business in our normalized results for fiscal 2001. As a percentage of revenue, cost of service was 53% in both fiscal 2001 and 2000.

   Normalized sales, general and administrative expenses increased $8.5 million, or 9%, to $102.5 million in fiscal 2001 from $94.0 million in fiscal 2000. As a percentage of revenue, these expenses increased to 29.3% in fiscal 2001 compared to 28.7% in fiscal 2000. These increases were primarily due to the relatively higher level of investments by us in infrastructure and personnel, and in direct sales channels after the spin-off from NDC, the benefit of which is not expected until future periods; and due to expenses associated with the inclusion of CIBC's merchant acquiring business.

   Normalized operating income increased $1.5 million, or 3%, to $60.7 million in fiscal 2001 from $59.2 million in fiscal 2000. As a percentage of revenue, our normalized operating margin was 17.3% in fiscal 2001 compared to 18.1% for 2000. We expect to realize synergies from acquisitions as we consolidate operations and leverage scale. Accordingly, we expect operating income margin in the range of 18% to 20% in fiscal 2002 and 19% to 21% in fiscal 2003. We are currently executing plans to convert the CIBC merchant acquiring business to our back-end United States processing platforms. Once we complete this systems migration, we can integrate customer service functions.

   Normalized basic earnings per share decreased $0.05, or 4%, to $1.08 for fiscal 2001 from $1.13 in fiscal 2000. This decrease is attributed to the increase in weighted-average shares outstanding, primarily due to the shares issued in consideration of the acquisition of CIBC's merchant acquiring business. A total of 9.8 million shares were issued to CIBC, however only 1.9 million were outstanding for earnings per share calculations due to the partial period that commenced with the close of the acquisition on March 20, 2001.

 Fiscal Year Ended May 31, 2000 Compared to Fiscal Year Ended May 31, 1999

   The following table provides comparisons of our GAAP results of operations for the fiscal years ended May 31, 2000 and 1999:

                                             2000            1999
                                        --------------- ---------------
                                                                        2000 vs.
                                                 % of            % of     1999
                                        Actual  Revenue Actual  Revenue  Change
                                        ------  ------- ------  ------- --------
                                            (dollars in millions)
Revenue................................ $340.0          $330.1              3 %
Operating expenses:
  Cost of service......................  181.5     53 %  169.8     52 %     7 %
  Sales, general and administrative....   95.3     28 %   83.6     25 %    14 %
                                        ------    ---   ------    ---     ---
Operating income.......................   63.2     19 %   76.7     23 %   (18)%
Other income (expense).................   (9.4)    (3)%  (10.1)    (3)%    (7)%
                                        ------    ---   ------    ---     ---
Income before income taxes............. $ 53.8     16 % $ 66.6     20 %   (19)%
                                        ======    ===   ======    ===     ===
Depreciation and Amortization.......... $ 20.0      6 % $ 19.9      6 %   --  %
EBITDA................................. $ 83.2     24 % $ 96.6     29 %   (14)%

   Our revenue increase of $9.9 million, or 3%, to $340.0 million in fiscal 2000 from $330.1 million in fiscal 1999 reflects a 4% growth in revenue from our merchant services product offerings partially offset by a 4% decline in revenues from funds transfer product offerings compared to the prior year. The growth in merchant services revenue is due primarily to the addition of new merchant relationships, and increased usage of credit cards, debit cards and checks from existing customers.

   Cost of service increased $11.7 million, or 7%, to $181.5 million in fiscal 2000 from $169.8 million in fiscal 1999. As a percentage of revenue, cost of service increased to 53% in fiscal 2000 compared to 52% in fiscal 1999. These increases are primarily due to a change in the product and service revenue mix to a higher cost service and investments in infrastructure.

   Sales, general and administrative expenses increased $11.7 million, or 14%, to $95.3 million in fiscal 2000 from $83.6 million in fiscal 1999. As a percentage of revenue, these expenses increased to 28% for fiscal 2000 compared to 25% in fiscal 1999. These increases are primarily due to investments in distribution channel expansion, sales staffing and programs, customer service improvements, and product development activities, as well as management and related corporate costs in anticipation of becoming a separate public entity.

   Operating income decreased $13.5 million, or 18%, to $63.2 million in fiscal 2000 from $76.7 million in fiscal 1999. As a percentage of revenue, our operating income margin decreased to 19% in fiscal 2000 from 23% in fiscal 1999. This decline is due primarily to the factors described above.

   Total other expense decreased $0.7 million for fiscal 2000 compared to fiscal 1999. This decrease was primarily the result of decreased interest expense due to the repayment of a $6.0 million note from a prior acquisition.

 Forward-Looking Results of Operations

Revenue

   In the year ended May 31, 2001, we reported revenue of $353 million. This revenue included $2.9 million associated with businesses we divested in fiscal 2001. Excluding these revenues from the reported fiscal 2001 amounts, our normalized revenue would have been $350 million in fiscal 2001. No pro forma adjustments associated with the our spin-off from NDC were required with respect to the fiscal 2001 amounts reported. We believe we are well-positioned for growth in fiscal 2002, due to factors described above. Accordingly, we expect fiscal 2002 revenue of between $455 to $462 million, reflecting growth of 30% to 32% over fiscal 2001 normalized revenue of $350 million. This revenue growth is primarily due to continued domestic and Canadian expansion in our direct merchant services offering as well as other factors we described above in discussion of our results of operations in fiscal 2001 compared to fiscal 2000. We are continuing to evaluate our strategic alternatives for our secondary businesses; accordingly, these revenue expectations do not consider the impact of potential future business divestitures.

Earnings Per Share

   In the year ended May 31, 2001, we reported basic earnings per share of $0.83. Our reported basic earnings per share includes the impact of the non-recurring cost of service charge, the restructuring charge, divestitures and the non-cash loss on investment and excludes the impact of the pro forma adjustments associated with management and related corporate costs incurred in connection with becoming a separate public entity and additional interest expense as a result of our new line of credit. The impact of each item and an analysis reconciling to normalized basic earnings per share is included above in our discussion of the results of operations in fiscal 2001 compared to fiscal 2000. Excluding these items from our results, our normalized earnings per basic share would have been $1.08. In fiscal 2002, we anticipate an increase in basic earnings per share to between $1.24 to $1.29 compared to the fiscal 2001 normalized amount, reflecting growth of 15% to 19%. On a diluted basis, we expect earnings per share of $1.19 to $1.24 in fiscal 2002. These expectations include a $0.10 per share favorable impact of, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," as described further in Note 2 to the Consolidated Financial Statements. In addition, we expect our effective tax rate to decrease from 38.5% in fiscal 2001 to 38.2% in fiscal 2002.

Liquidity and Capital Resources

   Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At May 31, 2001, we had cash and cash equivalents totaling $6.1 million. Net cash provided by operating activities increased $37.3 million, or 90%, to $78.6 million for fiscal 2001 from $41.3 million for fiscal 2000. This increase was driven primarily by the favorable timing of receipt of the net merchant processing funds and the timing of payments to third parties for accounts payable and accrued expenses compared to last year. The merchant processing receivables and payables fluctuate due to the timing of credit card settlement and funding of merchants and vary from month to month based on processing volumes. The timing of payments for accounts payable and accrued expenses is primarily a function of our transitional services agreements with NDC and CIBC.

   Net cash used in investing activities increased, $22.4 million from $33.4 million for fiscal 2001 compared to $11.0 million for fiscal 2000 primarily due to cash we paid for acquisitions and capital expenditure investments we made in our infrastructure. As further described in Note 3 to the Consolidated Financial Statements, in fiscal 2001, we acquired net assets of $167.1 million for a total consideration of approximately $10.1 million of deferred purchase price, a fair value of $133.6 million of our common stock and $23.4 million in cash. The increase in capital expenditures is primarily related to office consolidation efforts and other infrastructure to support our future growth. In fiscal 2002, we expect approximately $20 to $25 million in total capital spending, primarily related to acquisition integration activities and continued infrastructure support.

   Net cash used in financing activities increased $12.9 million to $41.8 million for fiscal 2001 from $28.9 million for fiscal 2000. As a result of our spin-off from NDC, we were allocated $96.1 million at June 1, 2000, an amount that reflects our share of NDC's pre-distribution debt used to establish our initial capitalization. We funded approximately $37 million using cash flow provided by operations and drew $59 million on our line of credit to fund the balance of the cash dividend payment to NDC on January 31, 2001. Prior to May 31, 2001, we repaid $6.0 million of the amount drawn on our line of credit. In addition, we used $20 million from our line of credit in May 2001 to finance our Comerica Bank-Imperial Bank merchant portfolio acquisition.

   We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, along with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We currently do not have any material capital commitments, other than commitments under capital and operating leases discussed in Note 14 of our Consolidated Financial Statements included in this report, or planned expansions. Over the next two to three years, we may develop our own hardware and software facilities for the transaction processing, cash management, file transfer and related communications functions in an effort to improve productivity and reduce cost of services. If undertaken, this development would further increase our capital expenditures above historical levels over the next two to three years. In addition to the planned capital projects referred to above, we will continue the planning and development process necessary for us to assume from CIBC the processing services it currently provides to Canadian merchants. This development effort will further increase our capital expenditures above historical levels over the next two years. We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt or equity or otherwise.

Credit Facilities

   Our short-term and long-term liquidity needs depend upon our level of net income, accounts receivable, accounts payable and accrued expenses. We have a $125 million revolving line of credit. It was initially used to fund the cash due to NDC to reflect our share of NDC's pre-distribution debt used to establish our initial capitalization. This line of credit is also available to meet our short-term working capital needs and acquisition financing. This line has a variable interest rate based on market rates and customary origination-related fees and expenses. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility has a three-year term, expiring in January 2004.

   Subsequent to May 31, 2001, we have obtained a commitment for a $25 million revolving credit facility to finance working capital and other general corporate purposes for borrowing capacity. We expect to have this facility in place by the second quarter of fiscal 2002.

   With our acquisition of the CIBC merchant acquiring business, we entered into related agreements to operate the business, including a credit facility. Canadian merchant acquiring businesses advance payment to merchants for credit and debit card transactions before receiving the interchange or debit fee reimbursement from the card issuing banks. This business model differs sharply from that in the U.S. where merchant funding primarily occurs after we receive the funds from the card issuing banks. CIBC has provided us with a revolving credit facility, which will be available to us to fund the approximate two-day interval between our payment of Canadian merchants and our receipt of the interchange fee.

   The credit facility with CIBC provides us with a line of credit of up to Cdn$140 million, or approximately US$90 million at current exchange rates, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards, and carries an interest rate based on Canadian Dollar LIBOR (C$LIBOR). It contains customary covenants and events of default. The line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International and will be guaranteed by our subsidiaries and us. This guarantee is subordinate to our primary credit facility discussed above. The CIBC credit facility has an initial term of 364 days expiring March 19, 2002, and it is renewable annually at CIBC's option.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Based on analysis completed and described below, we do not believe that we are exposed to material market risk from changes in interest rates and/or foreign currency rates.

 Interest Rate

   We have a line of credit which has a variable interest rate based on the London Interbank Offered Rates, or LIBOR. Accordingly, we are exposed to the impact of interest rate fluctuations. We have performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. Based on this analysis, we believe that our net income is not subject to material interest rate risk.

 Foreign Currency Risk

   We generate a percentage of our net income from foreign operations. We have performed a foreign exchange sensitivity analysis over the near term with a 10% change in foreign exchange rates. Although we are vulnerable to fluctuations in the Canadian dollar and British pound against the United States dollar, based on this analysis, we believe that our net income is not subject to material foreign exchange rate risk.

   Historically, we have not entered into derivative financial instruments to mitigate interest rate fluctuation risk or foreign currency exchange rate risk, as it has not been cost effective. We may use derivative financial instruments in the future, if we deem it useful in mitigating our exposure to interest rate or foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Payments Inc.:

   We have audited the accompanying consolidated balance sheets of Global Payments Inc. (a Georgia corporation) as of May 31, 2001 and May 31, 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Payments Inc. as of May 31, 2001 and May 31, 2000 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Atlanta, Georgia
July 17, 2001

                       CONSOLIDATED STATEMENTS OF INCOME
                              GLOBAL PAYMENTS INC.

                     (In thousands, except per share data)

                                                       Year Ended May 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
Revenues.......................................... $353,195  $340,033  $330,051
                                                   --------  --------  --------
Operating expenses:
  Cost of service.................................  192,389   181,479   169,805
  Sales, general and administrative...............  102,878    95,342    83,571
  Restructuring and other.........................    4,882       --        --
                                                   --------  --------  --------
                                                    300,149   276,821   253,376
                                                   --------  --------  --------
Operating income..................................   53,046    63,212    76,675
                                                   --------  --------  --------
Other income (expense):
  Interest and other income.......................    2,039       796     1,183
  Loss on investment..............................   (5,000)      --        --
  Interest and other expense......................   (6,171)   (6,119)   (7,448)
  Minority interest in earnings...................   (5,430)   (4,117)   (3,809)
                                                   --------  --------  --------
                                                   (14,562)    (9,440)  (10,074)
                                                   --------  --------  --------
Income before income taxes........................   38,484    53,772    66,601
Provision for income taxes........................   14,816    20,725    25,265
                                                   --------  --------  --------
  Net income...................................... $ 23,668  $ 33,047  $ 41,336
                                                   ========  ========  ========
Basic earnings per share.......................... $   0.83  $   1.24  $   1.53
                                                   ========  ========  ========
Diluted earnings per share (See Note 2)........... $   0.82       --        --
                                                   ========  ========  ========


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                          CONSOLIDATED BALANCE SHEETS
                              GLOBAL PAYMENTS INC.

                       (In thousands, except share data)

                                                            May 31,   May 31,
                                                              2001      2000
                                                            --------  --------
ASSETS
Current assets:
 Cash and cash equivalents................................. $  6,103  $  2,766
 Accounts receivable, net of allowance for doubtful
  accounts of $1,198 and $1,231 in 2001 and 2000,
  respectively.............................................   39,264    33,945
 Claims receivable, net of allowance for losses of $4,445
  and $3,679, in 2001 and 2000, respectively...............      126       284
 Merchant processing receivable............................   76,667    32,213
 Income tax receivable.....................................      307       980
 Inventory.................................................    3,216     3,694
 Deferred income taxes.....................................    5,118       --
 Prepaid expenses and other current assets.................    5,697     6,343
                                                            --------  --------
  Total current assets.....................................  136,498    80,225
                                                            --------  --------
Property and equipment, net................................   44,336    28,665
Intangible assets, net.....................................  277,375   173,726
Investment.................................................      --      5,000
Other......................................................      395       330
                                                            --------  --------
  Total assets............................................. $458,604  $287,946
                                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Line of credit............................................ $ 73,000  $    --
 Due to NDC................................................      --     96,125
 Merchant processing payable...............................    8,829    11,880
 Obligations under capital leases..........................    2,739     2,900
 Accounts payable and accrued liabilities..................   47,916    26,338
 Deferred income taxes.....................................      --        410
                                                                 --
                                                            --------  --------
  Total current liabilities................................  132,484   137,653
                                                            --------  --------
Obligations under capital leases, net of current portion...    1,974     4,332
Deferred income taxes......................................    7,237     5,403
Other long-term liabilities................................    7,035     2,291
                                                            --------  --------
  Total liabilities........................................  148,730   149,679
                                                            --------  --------
Commitments and contingencies (See Note 14)
Minority interest in equity of subsidiaries................   38,852    18,472
Shareholders' equity:
 NDC equity investment.....................................      --    120,160
 Preferred stock, no par value; 5,000,000 shares authorized
  and none issued..........................................      --        --
 Common stock, no par value; 200,000,000 shares authorized
  and 36,477,168 shares issued at May 31, 2001.............      --        --
 Paid-in capital...........................................  272,243       --
 Retained earnings.........................................    2,217       --
 Deferred compensation.....................................   (2,357)      --
 Cumulative translation adjustment.........................   (1,081)     (365)
                                                            --------  --------
  Total shareholders' equity...............................  271,022   119,795
                                                            --------  --------
Total liabilities and shareholders' equity................. $458,604  $287,946
                                                            ========  ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              GLOBAL PAYMENTS INC.

                                 (In thousands)

                                                     Year Ended May 31,
                                                 -----------------------------
                                                   2001       2000      1999
                                                 ---------  --------  --------
Cash flows from operating activities:
Net income.....................................  $  23,668  $ 33,047  $ 41,336
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Restructuring and other charges...............      2,197       --        --
 Loss on investment............................      5,000       --        --
 Depreciation and amortization.................     10,782     9,688     9,438
 Amortization of acquired intangibles and
  goodwill.....................................     10,974    10,340    10,515
 Deferred income taxes.........................     (3,694)    1,786     6,690
 Minority interest in earnings.................      5,430     4,117     3,809
 Provision for bad debts.......................      6,586     1,019       479
 Other, net....................................       (345)    1,500     1,909
Changes in operating assets and liabilities,
 net of the effects of acquisitions:
 Accounts receivable, net......................     (6,202)    2,423    (4,843)
 Merchant processing receivable/payable........      7,562   (22,280)    1,488
 Inventory.....................................        728    (2,112)     (739)
 Prepaid expenses and other assets.............      1,505    (1,269)      (54)
 Accounts payable and accrued liabilities......     14,423     3,037    (9,559)
                                                 ---------  --------  --------
  Net cash provided by operating activities....     78,614    41,296    60,469
                                                 ---------  --------  --------
Cash flows from investing activities:
 Capital expenditures..........................    (13,601)   (6,002)  (12,528)
 Business acquisitions, net of acquired cash...    (23,350)      --     (1,484)
 Increase in investments.......................        --     (5,000)      --
 Proceeds from divested business...............      3,502       --        --
                                                 ---------  --------  --------
  Net cash used in investing activities........    (33,449)  (11,002)  (14,012)
                                                 ---------  --------  --------
Cash flows from financing activities:
 Net borrowings from (repayments to) NDC.......   (106,197)    6,750   (20,000)
 Net proceeds from line of credit..............     73,000       --        --
 Net decrease in NDC equity investment.........        --    (21,800)  (18,596)
 Principal payments under capital lease
  arrangements and other long-term debt........     (3,144)   (9,457)   (3,552)
 Stock issued under employees stock plans......        302       --        --
 Dividends paid................................     (1,459)      --        --
 Distributions to minority interests...........     (4,330)   (4,377)   (4,080)
                                                 ---------  --------  --------
  Net cash used in financing activities........    (41,828)  (28,884)  (46,228)
                                                 ---------  --------  --------
Increase in cash and cash equivalents..........      3,337     1,410       229
Cash and cash equivalents, beginning of year...      2,766     1,356     1,127
                                                 ---------  --------  --------
Cash and cash equivalents, end of year.........  $   6,103  $  2,766  $  1,356
                                                 =========  ========  ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              GLOBAL PAYMENTS INC.

                     (In thousands, except per share data)

                                                                   Accumulated
                                                                      Other                      Total
                         Number of NDC Equity  Paid-in  Retained  Comprehensive   Deferred   Shareholders'
                          Shares   Investment  Capital  Earnings      Loss      Compensation    Equity
                         --------- ----------  -------- --------  ------------- ------------ -------------
Balance at May 31,
 1998...................     --    $  83,930   $    --  $   --       $  (124)     $   --       $ 83,806
                          ======   =========   ======== =======      =======      =======      ========
 Comprehensive income
  Net income............              41,336                                                     41,336
  Foreign currency
   translation
   adjustment...........                                                 (41)                       (41)
                                                                                               --------
 Total comprehensive
  income................                                                                         41,295
                                                                                               --------
 Net transactions with
  NDC...................             (13,224)                                                   (13,224)
 Net distributions to
  NDC...................              (4,954)                                                    (4,954)
                          ------   ---------   -------- -------      -------      -------      --------
Balance at May 31,
 1999...................     --      107,088        --      --          (165)         --        106,923
                          ======   =========   ======== =======      =======      =======      ========
 Comprehensive income
  Net income............              33,047                                                     33,047
  Foreign currency
   translation
   adjustment...........                                                (200)                      (200)
                                                                                               --------
 Total comprehensive
  income................                                                                         32,847
                                                                                               --------
 Net transactions with
  NDC...................             (12,718)                                                   (12,718)
 Net distributions to
  NDC...................              (7,257)                                                    (7,257)
                          ------   ---------   -------- -------      -------      -------      --------
Balance at May 31,
 2000...................     --      120,160        --      --          (365)         --        119,795
                          ======   =========   ======== =======      =======      =======      ========
 Comprehensive income
  Net income............              19,992              3,676                                  23,668
  Foreign currency
   translation
   adjustment...........                                                (716)                      (716)
                                                                                               --------
 Total comprehensive
  income................                                                                         22,952
                                                                                               --------
 Net transactions with
  NDC...................              (3,647)                                                    (3,647)
 Net distributions to
  NDC...................              (2,728)                                                    (2,728)
 Distribution of common
  stock.................  26,687    (133,777)   137,198                            (3,421)          --
 Stock issued under
  employee stock plans..      25                  1,465                                           1,465
 Stock issued for
  acquisition...........   9,765                133,580                                         133,580
 Dividends paid ($0.04
  per share)............                                 (1,459)                                 (1,459)
 Amortization of
  deferred
  compensation..........                                                            1,064         1,064
                          ------   ---------   -------- -------      -------      -------      --------
Balance at May 31,
 2001...................  36,477   $     --    $272,243 $ 2,217      $(1,081)     $(2,357)     $271,022
                          ======   =========   ======== =======      =======      =======      ========

    The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Spin-off and Basis of Presentation

   In December 1999, National Data Corporation ("NDC") announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors (the "Distribution"). This Distribution occurred on January 31, 2001 (the "Distribution Date") and was accomplished by forming Global Payments Inc. ("Global Payments" or the "Company") on September 1, 2000, transferring the stock of the companies which comprised the NDC eCommerce business segment to Global Payments and then distributing all of the shares of common stock of Global Payments to NDC's stockholders. NDC stockholders received 0.8 share of Global Payments for each NDC share held as of the Distribution Date. After the Distribution, Global Payments and NDC became two separate public companies.

   The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Prior to the Distribution Date, the financial statements included the accounts of the subsidiaries of NDC that comprised its eCommerce business segment. Intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal 2000 and 1999 financial statements to conform to the fiscal 2001 presentation. The Company is an integrated provider of high volume electronic transaction processing and value-added end-to-end information services and systems to merchants, multinational corporations, financial institutions, and government agencies. These services are marketed to customers within the merchant services and the funds transfer businesses through various sales channels.

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company's chief operating decision making group currently operates one reportable segment--electronic transaction processing--therefore the majority of the disclosures required by SFAS No. 131 do not apply to the Company. The Company's results of operations and its financial condition are not significantly reliant upon any single customer. Revenues from external customers from the Company's service offerings are as follows:

                                                        2001     2000     1999
                                                      -------- -------- --------
                                                            (in thousands)
   Merchant services................................. $334,979 $318,262 $307,317
   Funds transfer....................................   18,216   21,771   22,734
                                                      -------- -------- --------
                                                      $353,195 $340,033 $330,051
                                                      ======== ======== ========

   The Company's operations are provided in the United States, Canada, and Europe. The following is a breakdown of revenues by geographic region:

                                                        2001     2000     1999
                                                      -------- -------- --------
                                                            (in thousands)
   United States..................................... $328,054 $332,873 $322,145
   Canada............................................   23,183    4,545    4,116
   Europe............................................    1,958    2,615    3,790
                                                      -------- -------- --------
                                                      $353,195 $340,033 $330,051
                                                      ======== ======== ========

   The consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States, and present the Company's financial position, results of operations, and cash flows. Through the Distribution Date of January 31, 2001, these amounts were derived from NDC's historical financial statements. As further described in Note 4, certain corporate and interest expenses had been allocated to the Company that were not previously allocated to NDC's eCommerce business segment. These allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company.

Note 2--Summary of Significant Accounting Policies

   Use of estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

   Revenue--Card information and transaction processing services revenue are primarily based on a percentage of transaction value or on a specified amount per transaction, and is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card associations, which are not controlled by the Company.

   Check guarantee services includes the process of electronically verifying the check being presented to the Company's merchant customer, through an extensive database. The Company guarantees the face value of the verified and guaranteed check to the merchant customer. If a verified and guaranteed check is dishonored, the Company reimburses the merchant for the check's face value, and pursues collection from the delinquent checkwriter. The Company has the right to collect the full amount of the check from the checkwriter but has historically recovered approximately 50% of the guaranteed checks. At the time revenue is recognized, the Company establishes a claims receivable from the delinquent checkwriter for the full amount of the guaranteed check and a valuation allowance for this activity based on historical and projected loss experience (See Note 14). The expense associated with the valuation allowance is included in cost of service in the accompanying consolidated statements of income.

   Revenue for the check guarantee offering is primarily derived from a percentage of the face value of each guaranteed check. The Company recognizes revenue upon satisfaction of its guarantee obligation to the merchant customer. The check guarantee offering also earns revenue based on fees collected from delinquent checkwriters which is recognized when collected, as collectibility is not reasonably assured until that point.

   Check verification services are similar to the services provided in the check guarantee offering, except the Company does not guarantee the verified checks. Revenue for this offering is primarily derived from fees collected from delinquent checkwriters and is recognized when collected, as collectibility is not reasonably assured until that point. This offering also earns revenue based on a fixed amount each merchant pays for each check that is verified. This revenue is recognized when the transaction is processed, since the Company has no further obligations associated with the transaction.

   Terminal management products and services consist of electronic transaction processing terminal sales and rentals, terminal set-up, telephone training and technical support. Revenue associated with the terminal sale, set-up and telephone training is considered a single earnings process and is recognized when the set-up and telephone training is completed, and the merchant customer can begin processing transactions. Terminal rental revenues are recognized when the service is provided. Revenue associated with technical support is considered an independent earnings process and is recognized based on either a maintenance agreement, which is recognized on a straight-line basis over the maintenance contract term, or based on time and materials when the support is completed.

   Cash and cash equivalents--Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased.

   Inventory--Inventory, which includes microcomputer hardware and peripheral equipment, and electronic point of sale terminals, is stated at the lower of cost or market. Cost is determined by using the average cost method.

   Merchant processing receivable/payable--The merchant processing receivable/payable results from timing differences in the Company's settlement process with merchants and credit card sales processed.

   Property and equipment--Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method. Equipment is depreciated over 2 to 5 year lives. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of purchased and internally developed software used to provide services to customers or internal administrative services are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed 5 years. Maintenance and repairs are charged to operations as incurred.

   Intangible assets--Intangible assets primarily represent goodwill, customer lists/merchant contracts and trademarks associated with acquisitions. Customer lists/merchant contracts are amortized using the straight-line method over their estimated useful lives of 10 to 30 years. Trademarks are amortized using the straight-line method over the estimated useful life of 40 years, which approximates the legal life. The useful lives for customer lists/merchant contracts are determined based primarily on information concerning start/stop dates and yearly attrition. The useful lives of other identifiable intangibles are generally based on the relative importance of the intangible to the business being acquired, for valuation purposes, and public recognition of a name in the case of trademarks, or annual turnover statistics in the case of assembled workforce.

   Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years.

   Impairment of long-lived assets--The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment or goodwill and other intangibles may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In management's opinion, the long-lived assets, including property and equipment and intangible assets, are appropriately valued at May 31, 2001 and May 31, 2000.

   Investments--The Company holds a $5 million investment in eCharge Corporation, a private company that offers Internet users secure and convenient ways to make purchases over the Internet. This investment was recorded at its historical cost of $5.0 million at May 31, 2000. During the fourth quarter ending May 31, 2001, the Company completed an evaluation of this sole investment as it has experienced difficulty securing additional funding in current market conditions. As a result, management determined the carrying value of the investment was not recoverable and recognized a loss on investment of $5.0 million.

   Income taxes--Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates (see Note 10).

   Fair value of financial instruments--Management considers that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, and current maturities of long-term obligations, approximate fair value.

   Foreign currency translation--The Company has a foreign subsidiary in Canada and the United Kingdom, whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change. The assets and liabilities of foreign subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders' equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of shareholders' equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

   Earnings per share--Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders is the same as reported net income for all periods presented. For periods prior to the Distribution Date, weighted average shares outstanding is computed by applying the distribution ratio of 0.8 of a share of the Company for each NDC share held to the historical NDC weighted average shares outstanding for the same periods presented.

   Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earning per share. Diluted earnings per share is not presented for the years ended May 31, 2000 and 1999, as Global Payments stock options did not exist prior to the Distribution Date.

   The following table sets forth the computation of basic and diluted earnings for the year ended May 31, 2001:

                                                        Income  Shares Per Share
                                                        ------- ------ ---------
                                                         (in thousands, except
                                                            per share data)
   Basic EPS:
   Net income.......................................... $23,668 28,616   $0.83
   Dilutive effect of stock options....................     --     300
                                                        ------- ------
   Diluted EPS:
   Net income available to common shareholders......... $23,668 28,916   $0.82
                                                        ======= ======   =====

   Impact of new accounting pronouncements--In July 2001, the Financial Accounting Standards Board published SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with the SFAS, the Company has elected to adopt the standard effective June 1, 2001. The provisions of the SFAS allow intangibles with an indefinite useful life, such as goodwill, to not be amortized prospectively and perform annual impairment tests of these intangible assets. Amortization of goodwill for fiscal 2001 and 2000 was approximately $3.8 million and $3.4 million, respectively. The Company expects to complete its first annual impairment tests by November 30, 2001.

Note 3--Business Acquisitions

   During 2001, the Company acquired the following businesses:

                                                                    Percentage
                      Business                      Date Acquired   Ownership
                      --------                    ----------------- ----------
   Brennes-Jones Group Merchant Portfolio........ November 21, 2000    100%
   Canadian Imperial Bank of Commerce ("CIBC")
    Merchant Acquiring Business..................    March 20, 2001    100%
   Comerica Bank--Imperial Bank Merchant
    Portfolio....................................      May 31, 2001     51%

   These acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results are included in the Company's consolidated statements of income from the date of the acquisition.

   The aggregate cash price paid for these acquisitions consisted of $23.4 million as follows:

                                                                       2001
                                                                  --------------
                                                                  (In thousands)
   Fair value of assets acquired.................................   $ 175,457
   Liabilities assumed...........................................      (8,445)
   Deferred purchase price.......................................     (10,082)
   Common stock issued (9,764,623 shares)........................    (133,580)
                                                                    ---------
   Cash paid for acquisitions....................................   $  23,350
                                                                    =========

   The excess of cost over tangible assets acquired totaled $117.0 million, with $52.7 allocated to goodwill and $64.3 to customer lists/merchant contracts. The depreciable and intangible assets are being amortized over periods ranging from 2 to 20 years.

   The following unaudited pro forma information for the purchase acquisitions discussed above have been prepared as if these acquisitions, the Distribution and divestitures had occurred on June 1, 1999. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that would have been achieved or of results that may occur in the future. The pro forma information includes the expense for amortization of goodwill and other intangible assets resulting from these transactions and interest expense related to financing costs but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. In addition, the unaudited pro forma information excludes the impact of non-recurring charges.

                                                                2001     2000
                                                              -------- --------
                                                               (In thousands,
                                                              except per share
                                                                    data)
Revenue...................................................... $445,656 $431,620
Net income...................................................   39,552   36,445
Basic earnings per share.....................................     1.03     1.00

Note 4--Transactions with NDC

   The Company was charged with incremental corporate costs through the Distribution Date in the amount of $4.7 million in fiscal 2001, $5.0 million in fiscal 2000, and $3.2 million in fiscal 1999. These allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors.

   In conjunction with the Distribution, the Company and NDC entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Distribution, including the Distribution Agreement, the Tax Sharing and Indemnification Agreement, the Employee Benefits Agreement, the Lease Agreement for Office Headquarters, the Intercompany Systems/Network Services Agreement, the Batch Processing Agreement and the Transition Support Agreement. In addition to the above, the Company paid NDC $2.4 million in 2001 for transitional services.

   The Company was also charged corporate interest expense through January 31, 2001 based on the corporate debt allocations of NDC to the Company at the Distribution Date. The Company utilized a rollback approach to allocate the portion of the NDC consolidated group's debt and interest expense for all historical periods presented. This treatment records the debt allocation percentage for all historical periods presented. The allocated portion of the consolidated group's debt is presented as due to NDC on the accompanying consolidated balance sheets. Interest expense recorded by the Company related to this debt was $3.1 million in fiscal 2001, $4.6 million in fiscal 2000, and $5.0 million in fiscal 1999 and is included in interest and other expense. NDC did not charge any incremental interest expense to the Company after the Distribution Date.

Note 5--Property and Equipment

   As of May 31, 2001 and May 31, 2000, property and equipment consisted of the following:

                                                                 2001    2000
                                                                ------- -------
                                                                (In thousands)
   Property under capital leases............................... $11,760 $11,838
   Equipment...................................................  45,454  30,647
   Software....................................................  20,380  19,594
   Leasehold improvements......................................   2,273   6,410
   Furniture and fixtures......................................   3,041   3,002
   Work in progress............................................   8,749   2,532
                                                                ------- -------
                                                                 91,657  74,023
   Less: accumulated depreciation and amortization.............  47,321  45,358
                                                                ------- -------
                                                                $44,336 $28,665
                                                                ======= =======

Note 6--Software Costs

   The following table sets forth information regarding the Company's costs associated with software development for the years ended May 31, 2001, May 31, 2000 and May 31, 1999. These amounts exclude other expenditures for product improvements, customer requested enhancements, maintenance and Year 2000 remediation.

                                                           2001   2000   1999
                                                          ------ ------ ------
                                                             (In thousands)
   Total costs associated with software development...... $6,437 $2,623 $1,774
   Less: capitalization of internally developed
    software.............................................  1,891    884    625
                                                          ------ ------ ------
   Net research and development expense.................. $4,546 $1,739 $1,149
                                                          ====== ====== ======

   The Company capitalizes costs related to the development of certain software products. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products' estimated economic lives, not to exceed five years.

   Additionally, the Company capitalizes costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs incurred in the application development phase are capitalized and amortized over the useful life, not to exceed five years.

   Total unamortized capitalized software costs (purchased and internally developed) were approximately $8.1 million and $7.9 million as of May 31, 2001 and May 31, 2000, respectively. Total software amortization expense was approximately $2.9 million, $2.6 million and $1.9 million in fiscal 2001, 2000 and 1999, respectively.

Note 7--Intangible Assets

   As of May 31, 2001 and May 31, 2000, intangible assets consisted of the following:

                                                                2001     2000
                                                              -------- --------
                                                               (In thousands)
   Customer lists/merchant contracts......................... $160,114 $ 98,941
   Trademarks................................................   28,273   28,273
   Goodwill..................................................  137,281   83,777
   Other intangibles.........................................   32,256   39,956
                                                              -------- --------
                                                               357,924  250,947
   Less: accumulated amortization............................   80,549   77,221
                                                              -------- --------
                                                              $277,375 $173,726
                                                              ======== ========

Note 8--Accounts Payable and Accrued Liabilities

   As of May 31, 2001 and May 31, 2000, accounts payable and accrued liabilities consisted of the following:

                                                                 2001    2000
                                                                ------- -------
                                                                (In thousands)
   Trade accounts payable...................................... $10,133 $ 7,209
   Accrued compensation and benefits...........................   7,469   8,043
   Accrued pensions............................................     199     372
   Deferred purchase price on acquisition......................  10,082     --
   Accrued restructuring.......................................   2,347     --
   Other accrued liabilities...................................  17,686  10,714
                                                                ------- -------
                                                                $47,916 $26,338
                                                                ======= =======

Note 9--Retirement Benefits

   Historically, the Company had participated in the NDC noncontributory defined benefit pension plan (the "NDC Plan") covering substantially all of its United States employees who have met the eligibility provisions of the NDC Plan as of May 31, 1998. During fiscal year 1998, the Company made an evaluation of its current retirement plan offerings and decided to provide its employees with a greater emphasis on its deferred compensation 401(k) plan by substantially increasing the Company's match of participants' contributions. At the same time, the Company closed the defined benefit pension plan to new participants beginning June 1, 1998. Benefits are based on years of service and the employee's compensation during the highest five consecutive years of earnings of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended. Effective on the Distribution Date, the Company established the Global Payments defined benefit pension plan (the "Global Payments Plan") and NDC transferred to this plan a proportionate share of assets allocable to the accrued benefits for the Company's participants under the NDC Plan. The expenses for the NDC Plan were allocated to the Company based on the relative projected benefit obligations for all the Company's employees compared with the obligations for all participants. In the opinion of management, the expenses have been allocated on a reasonable basis and, for fiscal 2001 and 2000, were actuarially determined.

   The following table provides a reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending May 31, 2001 and a statement of funded status at May 31 for each year:

Changes in benefit obligations

                                                                  2001    2000
                                                                 ------  ------
                                                                      (In
                                                                  thousands)
   Balance at beginning of year................................. $6,119  $6,268
   Service cost.................................................    --      --
   Interest cost................................................    474     453
   Amendments...................................................     31     --
   Benefits paid................................................    --     (219)
   Actuarial gain...............................................    (12)   (383)
                                                                 ------  ------
   Balance at end of year....................................... $6,612  $6,119
                                                                 ======  ======

Changes in plan assets

                                                                 2001     2000
                                                                -------  ------
                                                                (In thousands)
   Balance at beginning of year................................ $ 6,186  $5,763
   Actual return on plan assets................................  (1,155)    642
   Employer contributions......................................     --      --
   Benefits paid...............................................     --     (219)
                                                                -------  ------
   Balance at end of year...................................... $ 5,031  $6,186
                                                                =======  ======

   The accrued pension costs recognized in the Consolidated Balance Sheet were as follows:

                                                                2001    2000
                                                               -------  -----
                                                                    (In
                                                                thousands)
   Funded status.............................................. $(1,581) $  67
   Unrecognized net (gain) loss...............................   1,370   (391)
   Unrecognized prior service cost............................      54     42
   Unrecognized net asset at June 1, 1985, being amortized
    over 17 years.............................................     (42)   (90)
                                                               -------  -----
   Accrued pension cost....................................... $  (199) $(372)
                                                               =======  =====

   Net pension expense (income) included the following components for the fiscal years ending May 31:

                                                                  2001   2000
                                                                  -----  -----
                                                                      (In
                                                                  thousands)
   Service cost-benefits earned during the period................ $ --   $ --
   Interest cost on projected benefit obligation.................   474    453
   Expected return on plan assets................................  (618)  (576)
   Net amortization and deferral.................................   (30)   (30)
                                                                  -----  -----
   Net pension expense (income).................................. $(174) $(153)
                                                                  =====  =====

   Significant assumptions used in determining net pension expense and related obligations were as follows:

                                                                   2001   2000
                                                                   -----  -----
   Discount rate..................................................  7.50%  7.75%
   Rate of increase in compensation levels........................  4.33%  4.33%
   Expected long-term rate of return on assets.................... 10.00% 10.00%

   Information relating to accumulated benefits and plan assets as they may be allocable to the Company's participants at May 31, 1999 is not available. The Company's contributions to the plan, and the related pension expenses recorded, for fiscal 1999 was $0.1 million.

   Historically, the Company has participated in the NDC deferred compensation 401(k) plan that is available to substantially all employees with three months of service. Expenses of $1.0 million, $.6 million, and $.9 million were allocated to the Company in proportion to total payroll for fiscal 2001(through January 31, 2001), 2000, and 1999, respectively. Effective February 1, 2001, the Company established its own 401(k) with substantially the same terms as the NDC plan with the matching contribution in the form of Global Payments' common stock. In addition to the expense allocations mentioned above, the Company contributed $0.3 million to the Global Payments' 401(k) plan in fiscal 2001.

Note 10--Income Taxes

   Prior to the Distribution Date, the Company had been included in the consolidated federal income tax return of NDC. Tax provisions were settled through the intercompany account and NDC made income tax payments on behalf of the Company (see Note 15). The Company's provision for income taxes in the accompanying consolidated statements of income reflects federal and state income taxes calculated on the Company's separate income.

   The provision for income taxes includes:

                                                        2001     2000    1999
                                                       -------  ------- -------
                                                           (In thousands)
   Current tax expense:
    Federal........................................... $17,200  $16,266 $20,146
    State.............................................   1,310      780   1,481
                                                       -------  ------- -------
                                                        18,510   17,046  21,627
                                                       -------  ------- -------
   Deferred tax expense (benefit):
    Federal...........................................  (3,402)   3,389   3,366
    State.............................................    (292)     290     272
                                                       -------  ------- -------
                                                        (3,694)   3,679   3,638
                                                       -------  ------- -------
   Total.............................................. $14,816  $20,725 $25,265
                                                       =======  ======= =======

   The Company's effective tax rates differ from federal statutory rates as follows:

                                                          2001   2000   1999
                                                          ----   ----   ----
   Federal statutory rate................................ 35.0 % 35.0 % 35.0 %
   State income taxes, net of federal income tax
    benefit..............................................  1.7 %  1.3 %  1.7 %
   Non-deductible amortization and write-off of
    intangible assets....................................  2.3 %  1.6 %  1.3 %
   Tax credits........................................... (0.8)% (0.5)% (0.3)%
   Other.................................................  0.3 %  1.1 %  0.2 %
                                                          ----   ----   ----
    Total................................................ 38.5 % 38.5 % 37.9 %
                                                          ====   ====   ====

   Deferred income taxes as of May 31, 2001 and May 31, 2000 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 31, 2001 and May 31, 2000, principal components of deferred tax items were as follows:

                                                               2001     2000
                                                              -------  -------
                                                              (In thousands)
   Deferred tax assets:
    Accrued restructuring and non-cash loss on investment.... $ 4,233  $   --
    Accrued expenses and other...............................   1,912      368
                                                              -------  -------
                                                                6,145      368
                                                              -------  -------
   Deferred tax liabilities:
    Property and equipment...................................   1,550    1,692
    Acquired intangibles.....................................   6,546    3,903
    Prepaid expenses.........................................     168      386
    Other....................................................     --       200
                                                              -------  -------
                                                                8,264    6,181
                                                              -------  -------
   Net deferred tax liability................................  (2,119)  (5,813)
   Less: Current deferred tax (liability) asset..............   5,118     (410)
                                                              -------  -------
   Non-current deferred tax liability........................ $(7,237) $(5,403)
                                                              =======  =======

   A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has not established valuation allowances for these tax assets.

Note 11--Shareholders' Equity

   Stock Options--NDC had certain Stock Option Plans (the "Plan") under which incentive stock options and non-qualified stock options have been granted to officers, key employees and directors of NDC. In connection with the separation of the Company from NDC, stock options under the Plan held by employees of the Company that were not exercised prior to the date of the Distribution were replaced with options of Global Payments. In accordance with the provisions of FASB Interpretation No. 44 ("FIN 44," "Accounting for Certain Transactions Involving Stock Compensation"), NDC stock options were replaced with Global Payments stock options in amounts and at exercise prices intended to preserve the economic benefit of the NDC stock options at such time. No compensation expense resulted from the replacement of the options. The exercise price of such options range from $3.26 to $20.90. As a result, options for 2,364,849 shares of Global Payments common stock were issued to replace NDC options under the Global Payments Inc. 2000 Long-Term Incentive Plan ("The 2000 Plan"). The Company also has a Non-Employee Director Stock Option Plan ("The Director Plan"), which provides for grants of options to directors who are not employees with the Company. A summary of changes in all outstanding options and the related weighted average exercise price per share is as follows:

                                 The 2000 Plan               The Director Plan
                         ------------------------------ ---------------------------
                                         Weighted                    Weighted
                                    Avg. Exercise Price         Avg. Exercise Price
Year Ended May 31, 2001   Shares         Per Share      Shares       Per Share
-----------------------  ---------  ------------------- ------- -------------------
Balance, beginning of
 year...................       --            --             --           --
 Granted:
  Replacement options... 2,364,849        $12.97            --           --
  New options...........   103,301        $17.16         23,920       $20.90
 Cancelled..............    (8,648)       $11.51            --           --
 Exercised..............   (18,499)       $ 7.18            --           --
                         ---------        ------        -------       ------
Balance, end of year.... 2,441,003        $13.20         23,920       $20.90
Shares available for
 future grant........... 3,278,085                      376,080

   The following table summarizes information about all stock options outstanding at May 31, 2001:

                             Options Outstanding                  Options Exercisable
               ------------------------------------------------ ------------------------
Range of                   Weighted Average
Exercise                 Remaining Contractual Weighted Average         Weighted Average
Prices          Shares       Life in Years      Exercise Price  Shares   Exercise Price
--------       --------- --------------------- ---------------- ------- ----------------
$3.26-$4.73       31,722         1.73               $ 4.48       31,722      $ 4.48
$5.46             67,532         3.00               $ 5.46       67,532      $ 5.46
$8.86-$13.19   1,320,436         7.24               $11.40      385,940      $10.81
$14.66-$19.01  1,010,843         7.73               $16.24      154,673      $17.40
$20.90-$23.86     34,390         9.71               $21.08          --          --
               ---------         ----               ------      -------      ------
               2,464,923         7.29               $13.27      639,867      $11.53

   The weighted-average grant-date fair value per share of replacement options and options granted in 2001 under the 2000 Plan and the Director Plan is $(10.09) and $11.39, respectively. The negative fair value under the 2000 Plan resulted from the remeasurement and replacement of outstanding options.

   The fair value of each option granted in 2001 is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the 2000 Plan: dividend yield, 0%; expected volatility, 45%; risk-free interest rate, 4.80%; and expected life in years, 0 to 7. The following assumptions were used for the Director Plan: dividend yield, 0%; expected volatility, 45%; risk-free interest rate, 5.03%; and expected life in years, 7.

   Employee Stock Purchase Plan--The Company has an Employee Stock Purchase Plan under which the sale of 1,200,000 shares of its common stock have been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the quarterly purchase period. At May 31, 2001, 9,881 shares have been issued under this plan, with 1,190,119 shares reserved for future issuance.

   The weighted-average grant-date fair value per share granted in 2001 under the Employee Stock Purchase Plan is $4.15.

   The fair value of each share granted in 2001 under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield, 0%; expected volatility, 45%; risk-free interest rate, 4.68%; and expected life: 3 months.

   The Company has chosen the disclosure option under SFAS No. 123, "Accounting for Stock-Based Compensation" and continues to apply Accounting Principles Board, ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the plans. Had compensation cost for these plans been recognized based on the fair value of the options at the replacement date and the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          2001    2000    1999
                                                         ------- ------- -------
                                                          (In thousands, except
                                                             per share data)
   Net income:
    As reported........................................  $23,668 $33,047 $41,366
    Pro forma..........................................  $20,695 $31,428 $40,242
   Basic earnings per share:
    As reported........................................  $  0.83 $  1.24 $  1.53
    Pro forma..........................................  $  0.72 $  1.18 $  1.49

   Pro forma income for 1999 and 2000 noted above is based on the fair value of NDC options held by Global Payments' employees.

   Restricted Stock--NDC had performance share plans for certain key officers that provided for distribution of common stock at the end of three-year measurement periods, in the form of restricted stock. As of the Distribution, the Company's officers that were participants in the NDC Plan were granted 256,565 restricted shares under the restricted stock program to replace the awards previously granted under the NDC Plan. Shares awarded under the restricted stock program are held in escrow and released to the grantee upon the grantee's satisfaction of conditions of the grantee's restricted stock agreement. Awards are recorded as deferred compensation, a reduction of shareholders' equity based on the quoted fair market value of the Company's common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award. The compensation cost that was charged against income for restricted stock was $1.1 million in 2001.

   NDC equity investment--NDC's equity investment includes the original investment in the Company, accumulated income of the Company, and the dividend to NDC arising from the forgiveness of the net intercompany receivable due from NDC reflecting transactions described in Note 4. The NDC equity investment as of May 31, 2000 was $120.2 million.

Note 12--Restructuring and Other

   During the fourth quarter of fiscal 2001, the Company completed plans for the consolidation of six locations into three, including associated management and staff reductions. Total charges are categorized as follows:

                                                          Total   Cash  Non-cash
                                                          ------ ------ --------
                                                              (In thousands)
   Closed or planned closings of facilities.............. $1,416 $1,075  $  341
   Severance and related costs...........................  3,466  1,610   1,856
                                                          ------ ------  ------
   Totals................................................ $4,882 $2,685  $2,197
                                                          ====== ======  ======

   The charges relating to facilities represent locations that are either already closed or have management approved plans to be closed within the next four months. These charges include future minimum lease and operating payments, commencing on the planned exit timing, for all noncancelable leases under remaining terms of the locations identified, net of current and estimated future sublease income. The charges also include facility exit costs. Normal lease payments and operating costs will continue to be charged to operating expenses prior to actually vacating the specific facilities.

   The severance and related costs arise from the Company's actions to reduce personnel in areas of redundant operations and activities. These charges reflect specifically identified employees whose employment will be terminated and were informed in the fourth quarter of fiscal 2001.

   The items considered cash items were accrued at the time the charges were incurred. As of May 31, 2001, $2.3 million of the cash portion of the restructuring charges remains accrued as a current liability in the accrued liabilities section of the balance sheet as follows:

                                                     Original Payments Remaining
                                                      Total   to Date  Liability
                                                     -------- -------- ---------
                                                           (In thousands)
   Closed or planned closings of facilities.........  $1,075    $--     $1,075
   Severance and related costs......................   1,610     338     1,272
                                                      ------    ----    ------
   Totals...........................................  $2,685    $338    $2,347
                                                      ======    ====    ======

Note 13--Related Party Transactions

   In connection with the fiscal 2001 purchase of CIBC's merchant acquiring business, CIBC holds approximately 26.8% of the Company's outstanding common stock. CIBC provides transition services under an agreement to provide various support services to the merchant acquiring business for a 24-month period commencing on the acquisition date of March 20, 2001. The purpose of the agreement is to facilitate the integration into our existing operations. These services include customer service, credit and debit card processing and settlement functions. For the year ending May 31, 2001 the Company incurred expenses of approximately $11.2 million related to these services.

   In connection with the fiscal 1996 purchase of Merchant Automated Point of Sale Program ("MAPP") from MasterCard International Incorporated, MasterCard holds a 7.5% minority interest in Global Payment Systems LLC, a partnership with MasterCard International Incorporated. MasterCard provided certain services for the MAPP business unit. The original service agreement was for a period of three years and ended on March 31, 1999. The services agreement was then amended to allow certain services to be provided through April 1, 2000. The Company now performs the services formerly provided by MasterCard under this service agreement internally, accordingly no expenses were incurred in the year ended May 31, 2001. For the years ended May 31, 2000 and May 31, 1999 the Company incurred expenses of approximately $0.2 million and $3.0 million, respectively, related to these services.

   Also, during fiscal 1996, the Company formed an alliance with Comerica Bank and purchased 51% ownership interest in NDPS Comerica Alliance LLC. There are agreements in place for the Company to reimburse Comerica Bank for any expenses incurred on behalf of the alliance. For the years ended May 31, 2001, May 31, 2000 and May 31, 1999 the Company incurred expenses of approximately $1.2 million, $.9 million and $.6 million, respectively, related to these services.

Note 14--Commitments and Contingencies

Leases

   The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

   Rent expense on all operating leases for fiscal 2001, 2000 and 1999 was approximately $4.7 million, $5.8 million and $6.3 million, respectively.

   Future minimum lease payments for all noncancelable leases at May 31, 2001 were as follows:

                                                             Capital Operating
                                                             Leases   Leases
                                                             ------- ---------
                                                              (In thousands)
   2002..................................................... $3,027   $ 7,108
   2003.....................................................  1,720     6,928
   2004.....................................................    387     5,470
   2005.....................................................    --      3,491
   2006.....................................................    --      3,206
   Thereafter...............................................    --     12,192
                                                             ------   -------
   Total future minimum lease payments......................  5,134   $38,395
                                                                      =======
   Less: amount representing interest.......................    421
                                                             ------
   Present value of net minimum lease payments..............  4,713
   Less: current portion....................................  2,739
                                                             ------
   Long-term obligations under capital leases at May 31,
    2001.................................................... $1,974
                                                             ======

Legal

   The Company is party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

Line of Credit

   The Company has a commitment for a $125 million revolving line of credit. It funded the payment of the cash due to NDC to reflect its share of NDC's pre-distribution debt used to establish the Company's initial capitalization. This line of credit is also used to meet working capital and acquisition needs. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. Final maturity will be three years from the Distribution. The full amount outstanding is due upon demand, therefore the Company classifies the amount as a current liability. As of May 31, 2001, the Company had $73 million outstanding under this facility. As indicated in Note 4, the Company utilized a "rollback" approach to allocate the anticipated portion of the NDC consolidated group's debt and interest expense. Accordingly, as of May 31, 2000, there was $96.1 million allocated and outstanding as due to NDC.

   The Company also has a credit facility from CIBC that provides a line of credit up to $140 million (Canadian dollars), approximately $90 million U.S., with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards. The facility carries an interest rate equal to Canadian Dollar LIBOR plus 0.40%. It contains customary covenants and events of default. This line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International, and has been guaranteed by our subsidiaries. This guarantee is subordinate to our primary credit facility. The CIBC credit facility has an initial term of 364 days expiring March 19, 2002. There are no amounts outstanding under the CIBC credit facility as of May 31, 2001.

Operations

   The Company processes credit card transactions for direct merchant locations. The Company's merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or another reason, the Company may be liable for any such reversed charges. The Company requires cash deposits and other types of collateral by certain merchants to minimize any such contingent liability. The Company also utilizes a number of systems and procedures to manage merchant risk. In addition, the Company believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss.

   The Company recognizes revenue based on a percentage of the gross amount charged and has a potential liability for the full amount of the charge. The Company establishes valuation allowances for operational losses when such losses are probable and reasonably estimated. In the opinion of management, such allowances for losses are adequate. Expenses of $8.4 million, $3.0 million and $2.4 million were recorded for fiscal 2001, 2000 and 1999, respectively, for these losses.

   The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes a valuation allowance for this activity based on historical and projected loss experiences. Expenses of $9.9 million, $10.1 million and $8.5 million were recorded for fiscal 2001, 2000 and 1999, respectively, for these losses.

BIN Agreements

   In connection with the Company's acquisition of merchant credit card operations of banks, the Company has also entered into depository and processing agreements (the "Agreements") with certain of the banks. These Agreements allow the Company to use the banks' "Bank Identification Number" ("BIN") to clear credit card transactions through VISA and MasterCard. Certain agreements contain financial covenants, and the Company was in compliance with all such covenants as of May 31, 2001 or had obtained a verbal waiver of such covenants. In management's opinion, the Company would be able to obtain alternative BIN agreements without material impact to the Company in the event of the termination of these Agreements.

Put Right

   Effective April 1, 2000, MasterCard may put to the Company ("Put Right") all or any portion of its membership interest in Global Payment Systems LLC. MasterCard's Put Right shall be exercised by providing Global Payment Systems LLC with notice specifying the percentage of its membership interest to be put, the date on which the proposed put price is to be paid, and the proposed put price. The proposed put price shall be based on the fair market value of Global Payment Systems LLC on a stand-alone basis. As an alternative to purchasing MasterCard's membership interest in the event of the exercise of the put right, Global Payment Systems LLC may elect to dissolve the partnership with MasterCard receiving a share of the net liquidation proceeds, in proportion to their membership interest.

Note 15--Supplemental Cash Flow Information

   Historically through the Distribution Date, the Company's cash flow had been calculated with and included in the NDC consolidated group's Supplemental Cash Flows. The Company's payments for income taxes have been calculated on the Company's separate income and reflect federal and state income tax payment allocations as if the Company had been operating on a stand-alone basis (Note
10). The Company has utilized a "rollback" approach to allocate the portion of the consolidated group's interest payments for all historical periods presented (Note 4).

   Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2001, May 31, 2000 and May 31, 1999 are as follows:

                                                           2001    2000   1999
                                                         -------- ------ -------
                                                             (In thousands)
Supplemental cash flow information:
 Income taxes paid, net of refunds.....................  $  7,718 $5,816 $28,134
 Interest paid.........................................     6,015  8,506   7,070
Supplemental non-cash investing and financing
 activities:
 Capital leases entered into in exchange for property
  and equipment........................................       --     915   6,710
Common stock issued in consideration for acquisitions..   133,580    --      --

Note 16--Quarterly Consolidated Financial Information (Unaudited)

                                                  Quarter Ended
                                  ---------------------------------------------
                                  August 31 November 30 February 28/29  May 31
                                  --------- ----------- -------------- --------
                                      (In thousands, except per share data)
Fiscal Year 2001
Revenue..........................  $87,191    $82,631      $80,674     $102,699
Operating income.................   16,581     15,972       11,966        8,527
Net income.......................    8,649      8,407        5,846          766
Basic earnings per share(1)......     0.33       0.32         0.22         0.02
Diluted earnings per share(2)....      --         --          0.22         0.02

Fiscal Year 2000
Revenue..........................  $89,828    $84,174      $81,827     $ 84,204
Operating income.................   20,539     15,275       13,420       13,978
Net income.......................   11,204      8,023        6,930        6,890
Basic earnings per share(1)......     0.41       0.30         0.26         0.26
Diluted earnings per share(2)....      --         --           --           --

--------
(1) Using the distribution ratio of 0.8 share of Global Payments Inc. common stock for each share of NDC common stock held. Weighted average shares outstanding is computed by applying the distribution ratio to the historical NDC weighted average shares outstanding through January 31, 2001.

(2) Diluted earnings per share is not presented in the Quarterly Consolidated Financial Information for periods prior to November 30, 2000, as Global Payments stock options did not exist prior to the Distribution Date.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

   We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Global Payments Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 17, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule below is the responsibility of Global Payments' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Atlanta, Georgia
July 17, 2001

                              GLOBAL PAYMENTS INC.
                            CONSOLIDATED SCHEDULE II

                        Valuation & Qualifying Accounts

        Column A           Column B       Column C         Column D     Column E
        --------          ---------- ------------------- ------------- ----------
                                         1         2
                          Balance at Charged to          Uncollectible Balance at
                          Beginning  Costs and  Acquired   Accounts       End
      Description         of Period   Expenses  Balances   Write-Off   of Period
      -----------         ---------- ---------- -------- ------------- ----------
                                              (In thousands)
Trade Receivable
 Allowances
May 31, 1999............    $1,386    $ 1,473     $--       $ 1,657      $1,202
May 31, 2000............     1,202      1,345      --         1,316       1,231
May 31, 2001............     1,231      1,970      --         2,003       1,198

Allowance for
 operational losses--
 Merchant card
 Processing(1)
May 31, 1999............       733      2,370      --         2,218         885
May 31, 2000............       885      2,985      --         3,419         451
May 31, 2001............       451      8,398      --         7,306       1,543
--------
(1) Included in Merchant
 processing receivable

Allowance for claim
 losses--Check guarantee
 Processing
May 31, 1999............     3,508      8,521      --         8,321       3,708
May 31, 2000............     3,708     10,089      --        10,118       3,679
May 31, 2001............     3,679      9,949      --         9,183       4,445

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   We incorporate by reference in this Item 10 information about our directors contained under the heading "Proposal 1--Election of Directors; Nominees-- Certain Information Concerning Nominee and Directors" and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" from our proxy statement to be delivered in connection with our 2001 Annual Meeting of Shareholders to be held on October 24, 2001. Refer to "Item 4A. Executive Officers of the Registrant" in this report for information about our executive officers.

Item 11. Executive Compensation

   We incorporate by reference in this Item 11 the information relating to executive compensation contained under the heading "Proposal 1--Election of Directors; Nominees--Other Information about the Board and its Committees" and "Compensation and Other Benefits" from our proxy statement to be delivered in connection with our 2001 Annual Meeting of Shareholders to be held on October 24, 2001. The information contained in the proxy statement under the sections entitled "Shareholder Return Analysis" and "Report of the Compensation Committee" are specifically not incorporated by reference in this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings "Election of Directors--Common Stock Ownership of Management" and "--Common Stock Ownership by Certain Other Persons" from our proxy statement to be delivered in connection with our 2001 Annual Meeting of Shareholders to be held on October 24, 2001.

Item 13. Certain Relationships and Related Transactions

   We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates contained under the heading "Certain Transactions" from our proxy statement to be delivered in connection with our 2001 Annual Meeting of Shareholders to be held on October 24, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Consolidated Financial Statements

   Our consolidated financial statements listed below are set forth in Item 8 of this report:

                                                                         Page
                                                                        Number
                                                                        ------
   Report of Independent Public Accountants............................   21
   Consolidated Statements of Income for the years ended May 31, 2001,
    2000 and 1999......................................................   22
   Consolidated Balance Sheets as of May 31, 2001 and 2000.............   23
   Consolidated Statements of Cash Flows for the years ended May 31,
    2001, 2000 and 1999................................................   24
   Consolidated Statements of Changes in Shareholders' Equity for the
    years ended
    May 31, 2001, 2000, 1999 and 1998..................................   25
   Notes to Consolidated Financial Statements..........................   26

(a) 2. Financial Statement Schedules

   Schedule 2, Valuation and Qualifying Accounts, is set forth on page 41 of this report.

   All other schedules to our consolidated financial statements have been omitted because they are not required under the related instruction or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

(a) 3. Exhibits

   The following exhibits either (i) are filed with this report or (ii) have previously been filed with the Securities and Exchange Commission and are incorporate in this Item 14 by reference to those prior filings.

 2.1 Distribution Agreement, Plan of Reorganization and Distribution dated January 31, 2001 by and between National Data Corporation and Global Payments Inc., filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

 3.1 Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

 3.2  Amended and Restated By-laws of Global Payments Inc., filed as Exhibit
      3.2 to the Registrant's Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

 4.1 Shareholder Protection Rights Agreement dated January 26, 2001 between Global Payments Inc. and SunTrust Bank, filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated February 1, 2001, File No. 001-16111, and incorporated herein by reference.

 4.2 Form of certificate representing Global Payments Inc. common stock as amended, filed as Exhibit 4.4 to the Registrant's Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.1 Tax Sharing and Indemnification Agreement by National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit
      10.1 to the Registrant's Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.2 Employee Benefits Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.3 Transition Support Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.4 Intercompany Systems/Network Services Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.5 Batch Processing Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.6 Lease Agreement for Office Headquarters between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit
      10.6 to the Registrant's Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.7 Sublease Agreement dated as of January 31, 2001 between Global Payment Systems LLC and National Data Corporation, filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.8 Sublease Agreement dated as of January 31, 2001 between National Data Corporation and National Data Payment Systems, Inc., filed as Exhibit
      10.8 to the Registrant's Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.9* Amended and Restated 2000 Long-Term Incentive Plan, filed as Exhibit 10.9 to the Registrant's Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.10* 2000 Non-Employee Stock Purchase Plan, filed as Exhibit 99.2 to the
       Registrant's Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.11* Amended or Restated 2000 Employee Stock Purchase Plan filed as Exhibit
       99.3 to the Registrant's Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.12* Form of Global Payments Inc. Supplemental Executive Retirement Plan as amended, filed as Exhibit 10.12 to the Registrant's Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.13* Employment Agreement for Paul R. Garcia, as amended, filed as Exhibit
       10.13 to the Registrant's Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.14* Employment Agreement for Thomas M. Dunn, as amended, filed as Exhibit
       10.14 to the Registrant's Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.15* Employment Agreement for James G. Kelly, as amended, filed as Exhibit
       10.15 to the Registrant's Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.16* Employment Agreement for Barry W. Lawson, as amended, filed as Exhibit
       10.16 to the Registrant's Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.17 Operating Agreement of Global Payment Systems LLC, dated March 31, 1996, as amended, filed as Exhibit 10.17 to the Registrant's Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.18 Registration Rights Agreements between Global Payment Systems LLC and MasterCard International Incorporated, dated April 1, 1996 as amended, filed as Exhibit 10.18 to the Registrant's Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.19 Asset Purchase Agreement with Canadian Imperial Bank of Commerce, as amended, filed as Exhibit 10.19 to the Registrant's Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.20 Investor Rights Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.21 Form of Marketing Alliance Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.22 Transition Agreement with Canadian Imperial Bank of Commerce, filed as
      Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.23 Stock Purchase Agreement with Canadian Imperial Bank of Commerce filed as
      Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.24 Credit Agreement with Canadian Imperial Bank of Commerce filed as Exhibit
      10.6 to the Registrant's Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.25** Credit Agreement dated as of January 31, 2001, among Global Payments
        Inc., Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

10.26** First Amendment dated March 20, 2001 to the Credit Agreement dated as of January 31, 2001 among Global Payments Inc., Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

10.27** Second Amendment dated May 14, 2001, among Global Payments Inc., Bank
        One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

10.28** Third Amendment dated July 25, 2001, among Global Payments Inc., Bank
        One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

21**  List of Subsidiaries.

23**  Consent of Independent Public Accountants.

99.1** Risk Factors

99.2** Combined Quarterly Statements of Income, are presented for information purposes for fiscal years 2000 and 2001.
--------
*  Compensatory management agreement
** Filed with this report

(b) Reports filed on Form 8-K

March 20, 2001--Item 5--Global Payments Inc. issues press release announcing completion of the acquisition of Canadian Imperial Bank of Commerce's Merchant Card Services business and press release announcing third quarter earnings results. No financial statements were filed with this report.

March 20, 2001--Item 2--Summary of Purchase of Canadian Imperial Bank of Commerce's Merchant Card Services business. The following financial statements were filed with this report:

   CIBC Merchant Acquiring Business
  -  Auditors' Report
  - Balance Sheets as of January 31, 2001 (unaudited), October 31, 2000 and October 31, 1999.
  - Statements of Income for the Three Months ended January 31, 2001 and 2000 (unaudited) and for the Years ended October 31, 2000, 1999 and 1998.
  - Statement of Cash Flows for the Three Months ended January 31, 2001 and 2000 (unaudited) and for the Years ended October 31, 2000, 1999 and 1998.
  - Statement of Changes in Shareholders' Equity for the Years ended October 31, 2000, 1999 and 1998.
  -  Notes to Financial Statements.

   Pro Forma financial information.
  -  Introduction to the Pro Forma Combined Financial Statements.
  -  Pro Forma Combined Balance Sheet as of February 28, 2001.
  -  Pro Forma Combined Statements of Income for the Year ended May 31, 2000.
  - Pro Forma Combined Statements of Income for the Nine Months ended February 28, 2001.
  -  Notes to Pro Forma Combined Financial Statements.

May 1, 2001--Item 5--Global Payments Inc. announced a realignment of its organization to be effective by the beginning of the company's new fiscal year and the chief operating officer, Thomas M. Dunn, will be leaving the organization. No financial statements were filed with this report.

May 31, 2001--Item 5--Global Payments Inc. expanded its alliance relationship with Comerica Bank that included the purchase of Comerica's Imperial Bank's merchant portfolio. No financial statements were filed with this report.

(a) Exhibits

   See Item 14(a)(3) above.

(b) Financial Statement Schedules

   See Item 14(a)(2) above.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2001.

                                        GLOBAL PAYMENTS INC.

                                            /s/ Paul R. Garcia
                                        By: ___________________________________
                                               Paul R. Garcia President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

                                            /s/ James G. Kelly
                                        By: ___________________________________
                                               James G. Kelly Chief Financial
                                               Officer
                                               (Principal Financial Officer
                                               and Chief Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated.

             Signature                       Title                 Date

      /s/ Robert A. Yellowlees        Chairman of the        August 28, 2001
------------------------------------   Board
        Robert A. Yellowlees

      /s/ Edwin H. Burba, Jr.         Director                August 28,2001
------------------------------------
        Edwin H. Burba, Jr.

         /s/ Paul R. Garcia           Director               August 29, 2001
------------------------------------
           Paul R. Garcia

      /s/ Alex W. (Pete) Hart         Director               August 23, 2001
------------------------------------
        Alex W. (Pete) Hart

        /s/ William I Jacobs          Director               August 27, 2001
------------------------------------
          William I Jacobs

                              GLOBAL PAYMENTS INC.

                                   FORM 10-K

                               INDEX TO EXHIBITS

 Exhibit
 Numbers                               Description
 -------                               -----------
 10.25   Credit Agreement dated as of January 31, 2001, among Global Payments
         Inc., Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as
         Documentation Agent, and the Lenders named therein.

 10.26 First Amendment dated March 20, 2001 to the Credit Agreement dated as of January 31, 2001 among Global Payments Inc., Bank One, N.A., as
         Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

 10.27   Second Amendment dated May 14, 2001, among Global Payments Inc., Bank
         One, N.A., as Administrative Agent, Wachovia Bank, N.A., as
         Documentation Agent, and the Lenders named therein.

 10.28   Third Amendment dated July 25, 2001, among Global Payments Inc., Bank
         One, N.A., as Administrative Agent, Wachovia Bank, N.A., as
         Documentation Agent, and the Lenders named therein.

 21      List of Subsidiaries.

 23      Consent of Independent Public Accountants.

 99.1    Risk Factors

 99.2 Combined Quarterly Statements of Income, are presented for information purposes for fiscal years 2000 and 2001.