Form 10-Q
period 2001-08-31
GLOBAL PAYMENTS INC
filed 2001-10-12
CIK 1123360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For Quarterly Period Ended August 31, 2001
                                             ----------------

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 001-16111
                                              ---------

                              Global Payments Inc.
                              --------------------
               (Exact name of registrant as specified in charter)

                 Georgia                                   58-2567903
          --------------------                        -------------------
   (State or other jurisdiction of                     (I.R.S.  Employer
     incorporation or organization)                   Identification No.)

  Four Corporate Square, Atlanta, Georgia                 30329-2010
  ---------------------------------------               ---------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code 404-728-2661
                                                   ------------

                                      NONE
                ------------------------------------------------
             (Former name, former address and former fiscal year, if
                            changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 Common Stock, No Par Value - 36,529,026 shares
                ------------------------------------------------
                        Outstanding as of October 8, 2001
                       -----------------------------------

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                              GLOBAL PAYMENTS INC.

                      (In thousands, except per share data)

                                                          Three Months Ended
                                                               August 31,
                                                      --------------------------
                                                         2001            2000
                                                      ---------        --------
Revenues                                              $ 110,955        $ 87,191
                                                      ---------        --------

Operating expenses:
     Cost of service                                     61,493          45,881
     Sales, general and administrative                   26,775          24,728
                                                      ---------        --------
                                                         88,268          70,609
                                                      ---------        --------

Operating income                                         22,687          16,582
                                                      ---------        --------

Other income (expense):
     Interest and other income                              465             700
     Interest and other expense                          (1,085)         (1,791)
     Minority interest                                   (1,235)         (1,427)
                                                      ---------        --------
                                                         (1,855)         (2,518)
                                                      ---------        --------

Income before income taxes                               20,832          14,064
Provision for income taxes                                7,958           5,415
                                                      ---------        --------
     Net income                                       $  12,874        $  8,649
                                                      =========        ========

Basic earnings per share                              $    0.35        $   0.33
                                                      =========        ========

Diluted earnings per share (Note 3)                   $    0.34              --
                                                      =========        ========

   The accompanying notes are an integral part of these Unaudited Consolidated
                              Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                              GLOBAL PAYMENTS INC.

                        (In thousands, except share data)

                                                                                            August 31,     May 31,
                                                                                               2001         2001
                                                                                            ---------    ---------
ASSETS                                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                                                 $     657    $   6,103
  Accounts receivable, net of allowance for doubtful accounts of $1,224 and $1,198
      at August 31 and May 31, 2001, respectively                                              43,185       39,264
  Claims receivable, net of allowance for losses of $5,347 and $4,445 at August 31
      and May 31, 2001, respectively                                                              919          126
  Merchant processing receivable                                                               88,756       76,667
  Income tax receivable                                                                            --          307
  Inventory                                                                                     2,926        3,216
  Deferred income taxes                                                                         5,118        5,118
  Prepaid expenses and other current assets                                                     3,071        5,697
                                                                                            ---------    ---------
      Total current assets                                                                    144,632      136,498
                                                                                            ---------    ---------

  Property and equipment, net                                                                  44,965       44,336
  Goodwill, net                                                                               118,581      118,581
  Other intangible assets, net                                                                155,803      158,794
  Other                                                                                           478          395
                                                                                            ---------    ---------

      Total assets                                                                          $ 464,459    $ 458,604
                                                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Line of credit                                                                            $  63,500    $  73,000
  Merchant processing payable                                                                   7,816        8,829
  Obligations under capital leases                                                              2,446        2,739
  Accounts payable and accrued liabilities                                                     65,057       47,916
                                                                                            ---------    ---------
      Total current liabilities                                                               138,819      132,484
                                                                                            ---------    ---------

Obligations under capital leases                                                                1,367        1,974
Deferred income taxes                                                                           7,237        7,237
Other long-term liabilities                                                                     6,937        7,035
                                                                                            ---------    ---------
      Total liabilities                                                                       154,360      148,730
                                                                                            ---------    ---------
Commitments and contingencies

Minority interest in equity of subsidiaries                                                    25,685       38,852

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, none issued                          --           --
  Common stock, no par value, 200,000,000 shares authorized, 36,578,727 and
     36,477,168 shares issued and outstanding at August 31 and May 31, 2001, respectively          --           --
  Paid in capital                                                                             274,596      272,243
  Retained earnings                                                                            13,631        2,217
  Deferred compensation                                                                        (2,192)      (2,357)
  Cumulative translation adjustment                                                            (1,621)      (1,081)
                                                                                            ---------    ---------
      Total shareholders' equity                                                              284,414      271,022
                                                                                            ---------    ---------

Total liabilities and shareholders' equity                                                  $ 464,459    $ 458,604
                                                                                            =========    =========


   The accompanying notes are an integral part of these Unaudited Consolidated
                              Financial Statements

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                              GLOBAL PAYMENTS INC.

                                 (In thousands)

                                                                                 Three Months Ended
                                                                                     August 31,
                                                                                --------------------
                                                                                  2001         2000
                                                                                --------    --------
Cash flows from operating activities:
  Net income                                                                    $ 12,874    $  8,649
  Adjustments to reconcile net income to cash provided by operating activities before changes in assets and liabilities:
      Depreciation and amortization                                                4,182       2,450
      Amortization of acquired intangibles and goodwill                            2,781       2,546
      Provision for bad debts                                                         45         132
      Minority interest in earnings                                                1,235       1,427
      Other, net                                                                    (276)        394
  Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
      Accounts receivable, net                                                    (3,965)     (3,035)
      Merchant processing working capital                                        (13,895)      4,766
      Inventory                                                                      290        (282)
      Prepaid expenses and other assets                                            2,822      (2,607)
      Accounts payable and accrued liabilities                                     2,898      (1,974)
      Income taxes payable                                                         7,086       4,803
                                                                                --------    --------
  Net cash provided by operating activities                                       16,077      17,269
                                                                                --------    --------
Cash flows from investing activities:
  Capital expenditures                                                            (4,784)     (2,016)
  Business acquisitions, net of acquired cash                                     (5,790)         --
                                                                                --------    --------
  Net cash used in investing activities                                          (10,574)     (2,016)
                                                                                --------    --------
Cash flows from financing activities:
  Net payments on line of credit                                                  (9,500)         --
  Net repayments to NDC                                                               --     (21,111)
  Net increase in NDC equity investment                                               --       6,165
  Principal payments under capital lease arrangements
    and other long-term debt                                                        (900)       (726)
  Net stock issued to employees under stock plans                                  2,254          --
  Distributions to minority interests                                             (1,343)         --
  Dividends paid                                                                  (1,460)     (1,148)
                                                                                --------    --------
  Net cash used in financing activities                                          (10,949)    (16,820)
                                                                                --------    --------
Decrease in cash and cash equivalents                                             (5,446)     (1,567)
Cash and cash equivalents, beginning of period                                     6,103       2,766
                                                                                --------    --------
Cash and cash equivalents, end of period                                        $    657    $  1,199
                                                                                ========    ========



   The accompanying notes are an integral part of these Unaudited Consolidated
                              Financial Statements

                         NOTES TO UNAUDITED CONSOLIDATED
                         -------------------------------
                              FINANCIAL STATEMENTS
                              --------------------
                                 AUGUST 31, 2001
                                 ---------------

NOTE 1 - SPIN-OFF AND BASIS OF PRESENTATION:

In December 1999, National Data Corporation ("NDC") announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors (the "Distribution"). This Distribution occurred on January 31, 2001 (the "Distribution Date") and was accomplished by forming Global Payments Inc. ("Global Payments" or the "Company") on September 1, 2000, transferring the stock of the companies which comprised the NDC eCommerce business segment to Global Payments and then distributing all of the shares of common stock of Global Payments to NDC's stockholders. NDC stockholders received 0.8 share of Global Payments stock for each NDC share held as of the Distribution Date. After the Distribution, Global Payments and NDC became two separate public companies.

The unaudited interim consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company is an integrated provider of high volume electronic transaction processing and value-added end-to-end information services and systems to merchants, multinational corporations, financial institutions, and government agencies. These services are marketed to customers within the merchant services and the funds transfer business through various sales channels.

The unaudited interim consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States, and present the Company's financial position, results of operations, and cash flows. Through the Distribution Date, these amounts were derived from NDC's historical financial statements. As further described in Note 6, certain corporate and interest expenses had been allocated to the Company that were not previously allocated to NDC's eCommerce business segment. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company.

The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate and the information presented is not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year-ended May 31, 2001. In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for such interim periods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. In accordance with SFAS No. 142, the Company has elected to adopt the standard effective June 1, 2001. The Company expects to complete its first annual impairment tests by November 30, 2001. See Note 5.

Effective June 1, 2001, Global Payments adopted Statements of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. Global Payments did not have any derivative instruments at August 31, 2001.

The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information." The Company's chief operating decision making group currently operates one reportable segment--electronic transaction processing--therefore the majority of the disclosures required by SFAS No. 131 do not apply to the Company. The Company's results of operations and its financial condition are not significantly reliant upon any single customer. Revenues from external customers from the Company's service offerings are as follows:

                                                           Three Months Ended
                                                               August 31,
                                                           2001          2000
                                                        ----------    ----------
                                                             (in thousands)

      Merchant services                                  $107,290       $82,076
      Funds transfer                                        3,665         5,115
                                                        ---------      --------
                                                         $110,955       $87,191
                                                        =========      ========


NOTE 3 - EARNINGS PER SHARE:

Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented. For periods prior to the Distribution Date, weighted average shares outstanding is computed by applying the distribution ratio of 0.8 of a share of the Company for each NDC share held to the historical NDC weighted average shares outstanding for the same periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. Diluted earnings per share is not presented for the period ending August 31, 2000, as Global Payments stock options did not exist prior to the Distribution Date, and public trading of Global Payments stock did not commence until February 1, 2001.

                                             Three Months Ended
                                               August 31, 2001
                                  ----------------------------------------
                                                  Weighted
                                      Income     Avg. Shares    Per Share
                                      ------     -----------    ---------
                                   (in thousands except per share amounts)

        Basic EPS:
           Net income                $ 12,874       36,506       $  0.35

        Effect of dilutive
           securities:
           Stock options                    -        1,367
                                     --------       ------

        Diluted EPS:
           Net income                $ 12,874       37,873       $  0.34
                                     ========       ======       =======

NOTE 4 - COMPREHENSIVE INCOME:

The components of comprehensive income for the three months ended August 31, 2001 and 2000 are as follows:

                                                             Three Months Ended
                                                                 August 31,
                                                           ---------------------
                                                              2001       2000
                                                           ---------- ----------
                                                              (in thousands)

        Net income                                          $12,874     $8,649
        Foreign exchange effect                                (540)        51
                                                           --------    -------
        Total comprehensive income                          $12,334     $8,700
                                                           ========    =======

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS:

In accordance with SFAS No. 142, adopted on June 1, 2001, the Company discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life. The impact of the change in accounting principle for the three months ended August 31, 2001 was an increase in net income of $0.9 million, or $0.02 per share. Had the Company applied the non-amortization provisions of SFAS No. 142 at the beginning of the three months of fiscal 2001, net income for that period would have increased by $0.5 million or $0.02 per share.

NOTE 6 - TRANSACTIONS WITH NDC:

The Company was charged with incremental corporate costs through the Distribution Date. During the three month period ending August 31, 2000, the Company was charged $2.5 million. These allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors.

The Company was also charged corporate interest expense through January 31, 2001 based on the corporate debt allocations of NDC to the Company at the Distribution Date. The Company utilized a rollback approach to allocate the portion of the NDC consolidated group's debt and interest expense for all historical periods presented. This treatment records the debt allocation percentage for all historical periods presented. Interest expense recorded by the Company related to this debt was $1.6 million for the three months ended August 31, 2000 and is included in interest and other expense. NDC did not charge any incremental interest expense to the Company after the Distribution Date.

In conjunction with the Distribution, the Company and NDC entered into various agreements that address the allocation of assets and liabilities between them and define their relationship after the Distribution, including the Distribution Agreement, the Tax Sharing and Indemnification Agreement, the Employee Benefits Agreement, the Lease Agreement for Office Headquarters, the Intercompany Systems/Network Services Agreement, the Batch Processing Agreement and the Transition Support Agreement. The Company paid NDC $2.2 million in the three months ended August 31, 2001 for transitional services.

NOTE 7 - RESTRUCTURING AND OTHER:

During the fourth quarter of fiscal 2001, the Company completed plans for the consolidation of six locations into three, including associated management and staff reductions. Charges included both cash and non-cash amounts for closed or planned closings of facilities and severance and related costs.

The charges relating to facilities represent locations that are either already closed or have management approved plans to be closed by the end of September 2001. These charges included future minimum lease and operating payments, commencing on the planned exit timing, for all noncancelable leases under remaining terms of the locations identified, net of current and estimated future sublease income. The charges also included facility exit costs. Normal lease payments and operating costs will continue to be charged to operating expenses prior to actually vacating the specific facilities.

The severance and related costs arose from the Company's actions to reduce personnel in areas of redundant operations and activities. These charges reflect specifically identified employees who were informed and terminated from employment in the fourth quarter of fiscal 2001.

Total charges relating to the consolidation were $4.9 million. Of this total, approximately $2.7 million were cash items that were accrued at the time the charges were incurred. As of August 31, 2001, $1.3 million of the cash portion of the restructuring charges remains accrued in the current liabilities section of the balance sheet as follows:

                                                                         Original       Payments to     Remaining
                                                                           Total            Date        Liability
                                                                           -----            ----        ---------
                                                                                       (in thousands)
         Closed or planned closings of facilities                         $ 1,075         $   738        $   337
         Severance and related costs                                        1,610             627            983
                                                                         --------        --------       --------
         Totals                                                           $ 2,685         $ 1,365        $ 1,320
                                                                         ========        ========       ========

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION:

Historically, through the Distribution Date, the Company's cash flow had been calculated with and included in the NDC consolidated group's Supplemental Cash Flows. The Company's payments for income taxes have been calculated on the Company's separate income and reflect federal and state income tax payment allocations as if the Company had been operating on a stand-alone basis. The Company has utilized a rollback approach to allocate the portion of the consolidated group's interest payments for all historical periods presented (Note 6).

Supplemental cash flow disclosures for the three month periods ended August 31, 2001 and August 31, 2000 are as follows:

                                                                 Three Months Ended
                                                                     August 31,
                                                           ------------------------------
                                                                2001             2000
                                                           -------------    -------------
                                                                    (in thousands)
         Supplemental cash flow information:
            Income taxes paid, net of refunds                   $595            $ 857
            Interest paid                                        993              175

NOTE 9 - SUBSEQUENT EVENT:

On October 1, 2001, Global Payments acquired National Bank of Canada's Merchant Service business and formed a ten-year alliance for marketing merchant payment-related products and services to National Bank's customers. The purchase price was $45.9 million (U.S.), at the current Canadian exchange rate. Global Payments financed the purchase price under its existing line of credit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced the Company's results, the following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes appearing elsewhere in this report. It is also suggested that this management's discussion and analysis be read in conjunction with the management's discussion and analysis and consolidated financial statements included in the Company's Form 10-K for the fiscal year-ended May 31, 2001.

General

We believe that we are one of the largest electronic transaction processors in the world. We are currently a leading mid-market merchant acquirer in the United States, and the largest, publicly traded independent VISA and MasterCard acquirer in Canada, with the completion of the acquisition of the National Bank of Canada merchant acquiring business on October 1, 2001.

We provide a wide range of end-to-end electronic commerce solutions to merchants, corporations, financial institutions and government agencies. Our products and services are marketed through a variety of distinct sales channels that include a large, dedicated direct sales force, independent sales organizations, independent sales representatives, an internal telesales group, alliance bank relationships and financial institutions. We have a high percentage of recurring revenues and process over 2.7 billion transactions per year and service more than 1.0 million merchant locations, with the completion of the acquisition of the National Bank of Canada merchant acquiring business.

We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings. Approximately 97% of our current revenue base is from merchant services offerings. The remaining 3% of our total revenue is from our funds transfer service offerings.

Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. We have two basic business models. In one model, which we refer to as "direct" merchant services, we have a salaried and commissioned sales force and independent sales organizations that sell our end-to-end services directly to merchants. In the other model, which we refer to as "indirect" merchant services, we provide products and services to financial institutions that in turn resell to their merchants. Approximately 80% of our merchant services revenue is direct and the remaining 20% is indirect, after taking into account each of our recent acquisitions.

During the last year, we made several adjustments to our results, as reported, according to generally accepted accounting principles, or GAAP, to disclose a pro forma or "normalized" results of operation. The normalized results exclude the impact of divested businesses and other non-recurring items, such as restructuring charges and non-cash loss on investment, and certain pro forma costs assuming the spin-off from NDC occurred on June 1, 1999. For a better understanding of our normalized results of operations, you should read Exhibit
99.2 included in the Company's Form 10-K for the fiscal year-ended May 31, 2001 which compares the quarterly GAAP reported income statement to the pro forma or "normalized" income statement for fiscal years 2000 and 2001. The following discussion and analysis will address both GAAP reported results and normalized results of operations for the comparison of the three month period ending August 31, 2001 to the three month period ending August 31, 2000. For the three month period ending August 31, 2001, GAAP and normalized results of operations are the same. We believe that the normalized results of operations will provide you with a more meaningful comparative analysis of our results of operations.

Components of Statements of Income

We derive our revenues from three primary sources: charges based on volumes and fees for merchant services; charges based on transaction quantity; and equipment sales, leases and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions.

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

Our earnings before interest, taxes, depreciation and amortization, or EBITDA, is defined as operating income plus depreciation and amortization. This statistic, and its results as a percentage of revenue, may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measurement of financial performance under GAAP and is not presented as a substitute for net income or cash flow from operating, investing or financing activities determined in accordance with GAAP. However, we believe this statistic is a relevant measurement and provides a comparable cash earnings measure, excluding the impact of the amortization of acquired intangibles and potential timing differences associated with capital expenditures and the related depreciation charges.

Recent Events

We currently expect our full year fiscal 2002 results to be consistent with that disclosed in the management's discussion and analysis included in our Form 10-K filed for the fiscal year ended May 31, 2001. However, we are in the process of determining the potential impact that may be realized from the terrorist attacks that occurred in the United States on September 11, 2001, the related trauma that many Americans experienced in the days following and possible changes in the general economic conditions. We observed a downturn in our domestic network processing volumes on September 11, 2001 compared to the previous week, of approximately 25%-30% due to the travel embargo and many business and retail closings. These volumes on Wednesday, September 12, 2001, were down approximately 15% compared to the prior week. Since that time, transaction volumes have recovered, however, current domestic volumes are between 4% and 8% below pre-September 11, 2001 levels. Our Canadian business also experienced some softness. However, both our domestic and Canadian transactions are still growing in the low to mid-teen percentages as compared to the same periods during the prior year. We are still evaluating the potential revenue impact associated with the unexpected change in transaction volume.

Results of Operations
---------------------

Three Months Ended August 31, 2001 Compared to Three Months Ended August 31,
2000

The following table provides comparisons of our results of operations for the three months ended August 31, 2001 and 2000, respectively:



                          Three Months Ended August 31,
                  (dollars in millions, except per share data)

                                         2001                                        2000
                                ---------------------  ----------------------------------------------------------
                                                                                                      Normalized   2001 vs.
                                              % of                  Divested   Pro Forma                 % of     Normalized
                                Historical   Revenue    Historical Businesses Adjustments  Normalized  Revenue   2000 Change
                                ----------   -------    ---------------------------------  ----------  -------   -----------
Revenue ....................      $ 111.0                 $ 87.2    $ (2.0)       $   -        $85.2                  30%
Operating expenses:
   Cost of service .........         61.5     55.4%         45.9      (1.6)           -         44.3     52.0%        38%
   Sales, general and
     administrative ........         26.8     24.1%         24.7      (0.5)         0.3         24.5     28.8%         9%
                                 --------                 ------   -------        -----        -----
                                     88.3     79.5%         70.6      (2.1)         0.3         68.8     80.8%        28%
                                 --------                 ------   -------        -----        -----
Operating income ...........         22.7     20.5%         16.6       0.1         (0.3)        16.4     19.2%        38%

Other income (expense) .....         (1.9)    (1.7%)        (2.5)        -         (0.4)        (2.9)    (3.4)%      (34)%
                                 --------                 ------   -------        -----        -----
Income before income
   Taxes ...................      $  20.8     18.7%       $ 14.1    $  0.1        $(0.7)       $13.5     15.8%        54%
                                 ========                 ======   =======        =====        =====
Diluted earnings per
   share ...................      $  0.34                                                      $0.31
                                 ========                                                      =====

Depreciation and
   amortization ............      $   7.0      6.3%       $  5.0                               $ 5.0      5.9%        40%
EBITDA .....................      $  29.7     26.8%       $ 21.6                               $21.4     25.1%        38%

GAAP Results of Operations

Our revenue increased $23.8 million, or 27%, to $111 million in the quarter ending August 31, 2001 from $87.2 million in the prior year's comparable period.

Operating income increased $6.1 million, or 37% to $22.7 million in the quarter ended August 31, 2001 from $16.6 million in the quarter ending August 31, 2000. As a percentage of revenue, our operating income margin increased to 20% in August 31, 2001 from 19% in the prior year's comparable period.

See below for further discussion on the comparisons between the periods.

Adjustments to GAAP Results of Operations

Divested Businesses

In the first quarter of fiscal 2000, we divested a small product offering. We have adjusted the GAAP calculations by removing the revenues and expenses associated with this divested business and have included these normalized results of operations in the financial table above.

Normalized Results of Operations

Our revenue increase of $25.8 million or 30% in the three months ended August 31, 2001 was primarily due to the inclusion of a full quarter of results from the business acquisitions in the fourth quarter 2001 from CIBC and Imperial Bank, as well as continued strength in the direct card merchant acquiring business. This revenue reflects strong volume and transaction growth in our direct merchant acquiring card processing services offset by declines in our indirect merchant services sources and funds transfer product offerings compared to the prior year's comparable period. The indirect business and the funds transfer business continued to decline as forecasted. The declines in indirect merchant services are a result of the consolidating financial institution market and our decision to exit the bulk terminal equipment sale business during the first quarter fiscal 2002. This business generated revenue of approximately $2.0 million in the first quarter fiscal 2001. Additionally, revenue growth from our check services has softened when compared to the prior year quarter. There is no revenue in the quarter for the National Bank of Canada acquisition, which closed on October 1, 2001.

Cost of service increased $17.2 million the three months ended August 31, 2001 from the normalized prior year's comparable period. As a percentage of revenue, cost of service increased to 55% in the three months ended August 31, 2001 compared to 52% in the normalized comparable period in the prior year. The increase in cost of service expenses is attributed to the inclusion of costs associated with CIBC's merchant acquiring business, acquired in the fourth quarter of fiscal 2001 and provision for losses related to the check guarantee offerings in response to the general slow down of the economy. The increase in cost of service as a percentage of revenue is due the sales mix of acquired businesses.

Sales, general and administrative expenses increased $2.3 million or 9% in the three months ended August 31, 2001 from the normalized prior year's comparable period. This increase in expenses was due to the higher level of infrastructure and personnel and expenses due to the inclusion of CIBC's merchant acquiring business. As a percentage of revenue, these expenses decreased to 24% for the three months ended August 31, 2001 compared to 29% in the prior year's comparable period. The decrease in sales, general and administrative expenses as a percentage of revenue is due to a reduction of administrative costs related to the consolidation of business locations.

Operating income increased $6.3 million or 38% to $22.7 million in the three months ended August 31, 2001 from $16.4 million in the normalized prior year's comparable period. As a percentage of revenue, our operating income margin increased to 20% in the three months ended August 31, 2001 from 19% in the prior year's comparable period. These increases in operating income and income margin are attributed to synergies from the CIBC acquisition in the second half of fiscal 2001, improvements due to the ISO sales channel growth, and in part to the adoption of SFAS No. 142 which lowered amortization expense by $1.5 million. However, the improvements are partially offset by the impact of the continued declines in our indirect merchant services, discussed above.

Net income increased $4.6 million or 56% to $12.9 million in the three months ended August 31, 2001 from $8.3 million in the normalized prior year's comparable period, resulting in a $0.03 basic earning per share increase from the first quarter fiscal 2002 from the normalized first quarter fiscal 2001. This increase is due in part to a corporate tax rate change from 38.5% during fiscal 2001 to 38.2% during fiscal 2002. The decrease in the tax rate is due in part to the adoption of SFAS No. 142.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At August 31, 2001, we had cash and cash equivalents totaling $0.7 million. Net cash provided by operating activities decreased $1.2 million, or 7%, to $16.1 million for the three months ended August 31, 2001 from $17.3 million for the three months ended August 31, 2000. This decrease was driven primarily by the timing of the receipt of net merchant processing funds and the timing of payments to third parties for accounts payable and accrued expenses compared to the same period last year. The merchant processing receivables and payables fluctuate due to the timing of credit card settlement and funding of merchants and vary from month to month based on processing volumes. Also, the Canadian merchant acquiring business model differs from the U.S. model, where merchants in Canada are advanced payments for credit card transactions before we receive interchange reimbursement from card issuing banks. Since the quarter ended on a Friday, estimated funding for the weekend is included as part of the merchant processing receivable as of August 31, 2001. The timing of payments for accounts payable and accrued expenses is primarily due to the timing of the estimated tax payment for the three months ended August 31, 2001 and a function of our transitional services agreements with NDC and CIBC.

Net cash used in investing activities increased $8.6 million to $10.6 million for the three months ended August 31, 2001 compared to $2.0 million for the comparable period in the prior year. This increase is primarily due to cash we paid for acquisitions and capital expenditure investments we made in our infrastructure. The increase in capital expenditures is related to office consolidation efforts and other infrastructure to support our future growth. In fiscal 2002, we expect approximately $20 to $25 million in total capital spending, primarily related to acquisition integration activities, continued infrastructure support and approximately $7.0 million to support our Canadian terminal rental program.

Net cash used in financing activities decreased $5.9 million to $10.9 million for the three months ended August 31, 2001 from $16.8 million for the comparable period in the prior year. As a result of our spin-off from NDC, we were allocated $96.1 million at June 1, 2000, an amount that reflected our share of NDC's pre-distribution debt used to establish our initial capitalization. As of August 31, 2000, these changes resulted in net payments to NDC of $15.0 million. During the three months ended August 31, 2001, we repaid $9.5 million of the amount drawn on our line of credit.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, along with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We currently do not have any material capital commitments, other than commitments under capital and operating leases or planned expansions. Over the next two to three years, we may develop our own hardware and software facilities for the transaction processing, cash management, file transfer and related communications functions in an effort to improve productivity and reduce cost of services. If undertaken, this development would further increase our capital expenditures above historical levels over the next two to three years. In addition to the planned capital projects referred to above, we will continue the planning and development process necessary to assume the processing services CIBC currently provides to Canadian merchants.

This development effort will further increase our capital expenditures above historical levels over the next two years. We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise.

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

On October 1, 2001, we have obtained a commitment for a $25 million revolving credit facility to finance working capital and other general corporate purposes for borrowing capacity.

With our acquisition of the CIBC merchant acquiring business, we entered into related agreements to operate the business, including a credit facility. CIBC has provided us with a revolving credit facility, which will be available to us to fund the approximate two-day interval between our payment of Canadian merchants and our receipt of the interchange fee.

The credit facility with CIBC provides us with a line of credit of up to Cdn$140 million, or approximately US$90 million at current exchange rates, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards, and carries an interest rate based on Canadian Dollar LIBOR (C$LIBOR). It contains customary covenants and events of default. The line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International and will be guaranteed by our subsidiaries and us. This guarantee is subordinate to our primary credit facility discussed above. On August 31, 2001, there was $18.3 million outstanding under this line of credit. As a result of the senior security interest and offset rights, this amount is presented as a net component of the merchant processing receivable in the consolidated balance sheet appearing elsewhere in this report. The CIBC credit facility has an initial term of 364 days expiring March 19, 2002, and it is renewable annually at CIBC's option.

Forward-Looking Information

When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management of Global Payments Inc. ("Global Payments" or the "Company"), from time to time, the words "believes," "anticipates," "expects," "intends," "plans" and similar expressions and statements that are necessarily dependent on future events are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For such statements, the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 is applicable and invoked. Such statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies that are subject to change. In particular, the Company is currently unable to assess the impact, if any, on its financial performance that may result from the economic effects of the terrorist attacks on the United States. Actual revenues, revenue growth and margins will be dependent upon all such factors and their results subject to risks related to the implementation of changes by the Company, the failure to implement changes, and customer acceptance of such changes or lack of change. Actual results of events could differ materially from those anticipated in the Company's forward-looking statements, as a result of a variety of factors, including: (a) those set forth in Risk Factors in the Company's Annual Report on Form 10-K for the year ended May 31, 2001 filed as Exhibit 99.1 which are incorporated herein by this reference; (b) those set forth elsewhere herein; (c) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission; and (d) those set forth from time to time in the Company's analyst calls and discussions. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward looking or other statements or to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

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

ITEM 2 - CHANGES IN SECURITITES
-------------------------------

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5 - OTHER INFORMATION
--------------------------

None

ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
-----------------------------------------------

(a)      Exhibits

         None

(b)      Reports on Form 8-K:

         June 1, 2001 - Item 5 - The Company expanded its alliance relationship with Comerica Bank following Comerica Bank's acquisition of Imperial Bank in January 2001. Under the terms of the agreement, the Company will retain its majority interest in the expanded alliance including Imperial Bank's merchant portfolio for a purchase price of $20.4 million. In addition, the terms of the original Comerica Bank alliance agreement were extended through March 2008. No financial statements were filed with this report.

         June 26, 2001 - Item 5 - The Company entered into an agreement to acquire National Bank of Canada's merchant services business and form a ten-year alliance for marketing merchant payment-related products and services to National Bank's customers. No financial statements were filed with this report.

         July 18, 2001 - Items 5, 7 and 9 - The Company provided fourth quarter and year-end results for fiscal 2001 under Items 5 and 7. Combined quarterly statements of income were presented for fiscal years 2000 and 2001 under Item 7. The Company provided expected results of operations for fiscal 2002 under Item 9.

         July 27, 2001 - Item 5 - Effective June 1, 2001, the Company agreed to terms to purchase the 7.5% minority interest owned by MasterCard International Inc. in Global Payments LLC. No financial statements were filed with this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Global Payments Inc.
                                          --------------------
                                              (Registrant)


Date: October 12, 2001                By: /s/ James G. Kelly
      ----------------                    ------------------
                                          James G. Kelly
                                          Chief Financial Officer
                                          (Principal Financial Officer and Chief
                                          Accounting Officer)