Form 10-Q
period 2001-11-30
GLOBAL PAYMENTS INC
filed 2002-01-14
CIK 1123360

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               Form 10-Q

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For Quarterly Period Ended November 30, 2001
                                                -----------------

                                  OR

    [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 001-16111
                                              ---------

                              Global Payments Inc.
                              --------------------
               (Exact name of registrant as specified in charter)

                   Georgia                              58-2567903
            --------------------                        ----------------------
      (State or other jurisdiction of                   (I.R.S.  Employer
       incorporation or organization)                   Identification No.)

    Four Corporate Square, Atlanta, Georgia            30329-2009
    --------------------------------------             -----------------------
    (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code 404-728-2719
                                                       ------------

                                      NONE
           ----------------------------------------------------------
             (Former name, former address and former fiscal year, if
                            changed since last year)

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

                 Common Stock, No Par Value - 36,571,011 shares
                -----------------------------------------------
                       Outstanding as of January 8, 2002
                    ---------------------------------------

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                              GLOBAL PAYMENTS INC.

                      (In thousands, except per share data)

                                                    Three Months Ended
                                                        November 30,
                                                   ---------------------
                                                      2001        2000
                                                   ---------    --------

Revenues                                           $ 115,617    $ 82,631
                                                   ---------    --------
Operating expenses:
     Cost of service                                  60,718      43,250
     Sales, general and administrative                34,117      23,409
                                                   ---------    --------
                                                      94,835      66,659
                                                   ---------    --------

Operating income                                      20,782      15,972
                                                   ---------    --------

Other income (expense):
     Interest and other income                           310         530
     Interest and other expense                       (1,152)     (1,599)
     Minority interest                                (1,101)     (1,233)
                                                   ---------    --------
                                                      (1,943)     (2,302)
                                                   ---------    --------

Income before income taxes                            18,839      13,670
Provision for income taxes                             7,196       5,263
                                                   ---------    --------
     Net income                                    $  11,643    $  8,407
                                                   =========    ========

Basic earnings per share                           $    0.32    $   0.32
                                                   =========    ========

Diluted earnings per share (Note 3)                $    0.31           -
                                                   =========    ========

   The accompanying notes are an integral part of these Unaudited Consolidated
                              Financial Statements

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                              GLOBAL PAYMENTS INC.

                      (In thousands, except per share data)

                                                   Six Months Ended
                                                      November 30,
                                                -----------------------
                                                   2001          2000
                                                ---------     ---------

Revenues                                        $ 226,572     $ 169,822
                                                ---------     ---------
Operating expenses:
     Cost of service                              122,211        89,131
     Sales, general and administrative             60,892        48,137
                                                ---------     ---------
                                                  183,103       137,268
                                                ---------     ---------

Operating income                                   43,469        32,554
                                                ---------     ---------
Other income (expense):
     Interest and other income                        776         1,230
     Interest and other expense                    (2,238)       (3,390)
     Minority interest                             (2,337)       (2,660)
                                                ---------     ---------
                                                   (3,799)       (4,820)
                                                ---------     ---------

Income before income taxes                         39,670        27,734
Provision for income taxes                         15,154        10,678
                                                ---------     ---------
     Net income                                 $  24,516     $  17,056
                                                =========     =========

Basic earnings per share                        $    0.67     $    0.65
                                                =========     =========

Diluted earnings per share (Note 3)             $    0.65     $       -
                                                =========     =========

   The accompanying notes are an integral part of these Unaudited Consolidated
                              Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                              GLOBAL PAYMENTS INC.

                        (In thousands, except share data)

                                                                                            November 30,     May 31,
                                                                                                2001          2001
                                                                                            ------------  ------------
                                                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $   26,868    $    6,103
  Accounts receivable, net of allowance for doubtful accounts of $1,142 and $1,198
   at November 30 and May 31, 2001, respectively                                                 47,178        39,264
  Claims receivable, net of allowance for losses of $5,668 and $4,445 at November 30
   and May 31, 2001, respectively                                                                   513           126
  Merchant processing receivable                                                                 34,347        76,667
  Income tax receivable                                                                               -           307
  Inventory                                                                                       2,854         3,216
  Deferred income taxes                                                                           5,118         5,118
  Prepaid expenses and other current assets                                                       3,133         5,697
                                                                                            ------------  ------------
      Total current assets                                                                      120,011       136,498
                                                                                            ------------  ------------

Property and equipment, net                                                                      49,018        44,336
Goodwill                                                                                        156,747       118,791
Other intangible assets, net                                                                    166,866       158,584
Other                                                                                               477           395
                                                                                            ------------  ------------

      Total assets                                                                           $  493,119    $  458,604
                                                                                            ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                             $   89,000    $   73,000
  Merchant processing payable                                                                     9,173         8,829
  Obligations under capital leases                                                                2,470         2,739
  Accounts payable and accrued liabilities                                                       52,463        47,916
  Income taxes payable                                                                            3,853             -
                                                                                            ------------  ------------
      Total current liabilities                                                                 156,959       132,484
                                                                                            ------------  ------------

Obligations under capital leases                                                                  1,822         1,974
Deferred income taxes                                                                             7,238         7,237
Other long-term liabilities                                                                       6,946         7,035
                                                                                            ------------  ------------
      Total liabilities                                                                         172,965       148,730
                                                                                            ------------  ------------

Commitments and contingencies

Minority interest in equity of subsidiaries                                                      26,494        38,852

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized, none issued                             -             -
  Common stock, no par value, 200,000,000 shares authorized, 36,465,500 and
   36,477,168 shares issued and outstanding at November 30 and May 31, 2001, respectively             -             -
  Paid in capital                                                                               274,666       272,243
  Retained earnings                                                                              23,812         2,217
  Deferred compensation                                                                          (1,939)       (2,357)
  Cumulative translation adjustment                                                              (2,879)       (1,081)
                                                                                            ------------  ------------
      Total shareholders' equity                                                                293,660       271,022
                                                                                            ------------  ------------

Total liabilities and shareholders' equity                                                   $  493,119    $  458,604
                                                                                            ============  ============

   The accompanying notes are an integral part of these Unaudited Consolidated
                              Financial Statements

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                              GLOBAL PAYMENTS INC.

                                 (In thousands)

                                                                          Six Months Ended
                                                                             November 30,
                                                                       ----------------------
                                                                          2001        2000
                                                                       ----------  ----------
Cash flows from operating activities:
  Net income                                                            $ 24,516    $ 17,056
  Adjustments to reconcile net income to cash provided by (used in)
   operating activities before changes in assets and liabilities:
    Depreciation and amortization                                          8,532       4,875
    Amortization of acquired intangibles and goodwill                      5,340       5,054
    Amortization of debt issuance costs and restricted stock                 533         797
    Deferred income taxes                                                      -       1,254
    Provision for bad debts                                                   32         333
    Minority interest in earnings                                          2,337       2,660
    Other, net                                                            (1,798)        (18)
  Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
    Accounts receivable, net                                              (7,946)         78
    Merchant processing working capital                                   42,277       3,652
    Inventory                                                                362         172
    Prepaid expenses and other assets                                      2,507      (1,891)
    Accounts payable and accrued liabilities                               2,079        (469)
    Income taxes payable                                                   3,853         980
                                                                       ----------  ----------
  Net cash provided by operating activities                               82,624      34,533
                                                                       ----------  ----------
Cash flows from investing activities:
  Capital expenditures                                                   (12,803)     (4,599)
  Business acquisitions, net of acquired cash                            (60,990)     (2,651)
  Proceeds from divested business                                              -       3,502
                                                                       ----------  ----------
  Net cash used in investing activities                                  (73,793)     (3,748)
                                                                       ----------  ----------
Cash flows from financing activities:
  Net payments on line of credit                                          16,000           -
  Net repayments to NDC                                                        -     (24,958)
  Principal payments under capital lease arrangements
   and other long-term debt                                                 (421)     (1,467)
  Net stock issued to employees under stock plans                          2,309           -
  Distributions to minority interests                                     (3,033)     (2,152)
  Dividends paid                                                          (2,921)          -
                                                                       ----------  ----------
  Net cash provided by (used in) financing activities                     11,934     (28,577)
                                                                       ----------  ----------
Increase in cash and cash equivalents                                     20,765       2,208
Cash and cash equivalents, beginning of period                             6,103       2,766
                                                                       ----------  ----------
Cash and cash equivalents, end of period                                $ 26,868    $  4,974
                                                                       ==========  ==========

   The accompanying notes are an integral part of these Unaudited Consolidated
                               Financial Statements

                         NOTES TO UNAUDITED CONSOLIDATED
                         -------------------------------
                              FINANCIAL STATEMENTS
                              --------------------
                                NOVEMBER 30, 2001
                                -----------------

NOTE 1 - SPIN-OFF AND BASIS OF PRESENTATION:

In December 1999, National Data Corporation, now known as NDCHealth, ("NDC") announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors (the "Distribution"). This Distribution occurred on January 31, 2001 (the "Distribution Date") and was accomplished by forming Global Payments Inc. ("Global Payments" or the "Company") on September 1, 2000, transferring the stock of the companies which comprised the NDC eCommerce business segment to Global Payments and then distributing all of the shares of common stock of Global Payments to NDC's stockholders. NDC stockholders received 0.8 share of Global Payments stock for each NDC share held as of the Distribution Date. After the Distribution, Global Payments and NDC became two separate public companies.

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

The unaudited interim consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States, and present the Company's financial position, results of operations, and cash flows. Through the Distribution Date, these amounts were derived from NDC's historical financial statements. As further described in Note 7, certain corporate and interest expenses had been allocated to the Company that were not previously allocated to NDC's eCommerce business segment. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. In accordance with SFAS No. 142, the Company has elected to adopt the standard effective June 1, 2001. See Note 6.

Effective June 1, 2001, Global Payments adopted Statements of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. Global Payments did not have any derivative instruments at November 30, 2001.

The Company follows Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information." The Company's chief operating decision making group currently operates one reportable segment--electronic transaction processing--therefore the majority of the disclosures required by SFAS No. 131 do not apply to the Company. The Company's results of operations and its financial condition are not significantly reliant upon any single customer. Revenues from external customers from the Company's service offerings are as follows:

                                 Three Months Ended November 30,    Six Months Ended November 30,
                                     2001               2000          2001              2000
                                 ------------        ----------     ---------         ----------
                                                           (in thousands)
       Merchant services           $ 112,079            $77,752       $219,369          $159,828
       Funds transfer                  3,538              4,879          7,203             9,994
                                 ------------        -----------    -----------       -----------
                                   $ 115,617            $82,631       $226,572          $169,822
                                 ============        ===========    ===========        ==========

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. No additional shares were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share. Diluted earnings per share is not presented for the period ending November 30, 2000, as Global Payments stock options did not exist prior to the Distribution Date, and public trading of Global Payments stock did not commence until February 1, 2001.

The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended November 30, 2001.

                                      Three Months Ended                        Six Months Ended
                                       November 30, 2001                        November 30, 2001
                            -------------------------------------    -------------------------------------
                               Net       Weighted      Earnings         Net       Weighted      Earnings
                             Income     Avg. Shares    Per Share      Income     Avg. Shares    Per Share
                             ------     -----------    ---------      ------     -----------    ---------
                                                  (in thousands, except per share data)
     Basic                  $ 11,643        36,458        $ 0.32     $ 24,516         36,467       $ 0.67

     Effect of dilutive
        securities:
        Stock options              -         1,339                          -          1,355
                            --------        ------                   --------         ------

     Diluted                $ 11,643        37,797        $ 0.31     $ 24,516         37,822       $ 0.65
                            ========        ======        ======     ========         ======       ======

NOTE 4 - COMPREHENSIVE INCOME:

The components of comprehensive income for the three and six months ended November 30, 2001 and 2000 are as follows:

                                         Three Months Ended           Six Months Ended
                                              November 30,               November 30,
                                      ------------------------    ------------------------
                                         2001          2000          2001          2000
                                      ----------    ----------    ----------    ----------
                                                       (in thousands)
       Net income                       $ 11,643        $8,407       $24,516       $17,056
       Foreign currency translation         (777)         (501)       (1,111)         (469)
                                      ----------    ----------    ----------    ----------
       Total comprehensive income       $ 10,866        $7,906       $23,405       $16,587
                                      ==========    ==========    ==========    ==========

NOTE 5 - BUSINESS ACQUISITIONS:

On October 1, 2001, the Company acquired National Bank of Canada's merchant acquiring portfolio and formed a ten-year alliance for marketing merchant payment-related products and services to National Bank of Canada's customers. This acquisition was completed to compliment our existing Canadian customer portfolio and broaden our presence in Canada.

In August 2001, Global Payments purchased the 7.5% minority interest owned by MasterCard International Corporation in Global Payment Systems LLC. The transaction was effective as of June 1, 2001.

The aggregate cash price paid for these acquisitions, and purchase price adjustments to acquisitions completed in the last twelve months, during the six months ended November 30, 2001 consisted of $61.0 million, as follows:

                                                    Six Months Ended
                                                    November 30, 2001
                                                    -----------------
                                                      (in thousands)

       Goodwill                                              $ 37,956
       Customer lists                                          13,622
       Liabilities assumed                                     (2,378)
       Plant, property and equipment acquired                     128
       Minority interest buyout                                11,662
                                                    -----------------
       Cash paid for acquisitions                            $ 60,990
                                                    =================

The amount allocated to customer lists is being amortized over 17 years. No significant residual value is estimated for this intangible asset.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS:

In accordance with SFAS No. 142, adopted on June 1, 2001, the Company discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life. As of November 30, 2001 and May 31, 2001, intangible assets consisted of the following:

                                          As of November 30, 2001          As of May 31, 2001
                                        ---------------------------    ---------------------------
                                          Gross                          Gross
                                         Carrying     Accumulated       Carrying     Accumulated
                                          Amount      Amortization       Amount      Amortization
                                        ----------   --------------    ----------   --------------
                                                             (in thousands)
Amortized intangible assets:
  Customer lists                          $205,213         $(62,960)     $191,591         $(57,620)
  Weighted average amortization
    period is 18 years

Indefinite life intangible asset:
  Trademark                                 24,613                -        24,613                -
                                        ----------   --------------    ----------   --------------
    Total                                 $229,826         $(62,960)     $216,204         $(57,620)
                                        ==========   ===============   ==========   ==============

Amortization expense for the six months ended November 30, 2001 and the year ended May 31, 2001 was $5,340 and $10,974, respectively.

The estimated amortization expense for the next five years is as follows (in thousands):

           For the year ended May 31, 2002            $10,945
           For the year ended May 31, 2003            $11,212
           For the year ended May 31, 2004            $11,187
           For the year ended May 31, 2005            $10,977
           For the year ended May 31, 2006            $10,663

Global Payments has one reportable segment (see Note 2), but has two reporting units within merchant services. Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. In one reporting unit, which we refer to as "direct" merchant services, we have a salaried and commissioned sales force and independent sales organizations, or ISOs, that sell our end-to-end services directly to merchants. In the other reporting unit, which we refer to as "indirect" merchant services, we provide products and services primarily to financial institutions that in turn resell to their merchants. The following table discloses the changes in the carrying amount of goodwill by reporting unit for the period ended November 30, 2001:

                                                Merchant Services
                                            ------------------------
                                              Direct      Indirect
                                               Unit         Unit         Total
                                            ----------  ------------  -----------
     Balance as of May 31, 2001               $ 79,492      $ 39,299    $ 118,791
     Goodwill acquired during the year          34,618         3,338       37,956
                                            ----------  ------------  -----------
     Balance as of November 30, 2001          $114,110      $ 42,637    $ 156,747
                                            ==========  ============  ===========


Global Payments completed the testing for impairment in goodwill during the second quarter ending November 30, 2001 using the expected present value of future cash flows. The Company determined that the fair value of the reporting units exceeds the carrying amount of the net assets, including goodwill of the respective reporting units. Therefore, no impairment charge to goodwill is required.

The trademark has been reassessed as an indefinite life intangible asset. No other changes in amortization periods were required for other intangible assets.

The testing for impairment of the trademark has not yet been completed by an independent valuation firm. It is anticipated that the final results of this valuation will be completed prior to February 28, 2002. If the carrying value of the trademark is determined to exceed its fair value, the impairment loss, if any, will be recognized as the effect of a change in accounting principle retroactive to the quarter ended August 31, 2001.

The impact of the change in accounting principle for the three and six months ended November 30, 2001 and November 30, 2000 was as follows:

                                                Three Months Ended             Six Months Ended
                                                    November 30,                  November 30,
                                        ------------------------------    -------------------------------
                                            2001             2000             2001             2000
                                        -------------    -------------    -------------    --------------
                                                     (in thousands, except per share data)
Net income
  Reported net income                        $11,643           $8,407          $24,516           $17,056
  Add back:  Goodwill amortization                                636                              1,045
  Add back:  Trademark amortization                               109                                217
                                        -------------    -------------    -------------    --------------
  Adjusted net income                        $11,643           $9,152          $24,516           $18,318
                                        =============    =============    =============    ==============

Basic earnings per share
  Reported net income                        $  0.32           $ 0.32          $  0.67           $  0.65
  Goodwill amortization                                          0.03                               0.04
  Trademark amortization                                         0.00                               0.01
                                        -------------    -------------    -------------    --------------
  Adjusted net income                        $  0.32           $ 0.35          $  0.67           $  0.70
                                        =============    =============    =============    ==============

NOTE 7 - TRANSACTIONS WITH NDC:

NDC charged the Company with corporate costs through the Distribution Date. During the three and six month periods ended November 30, 2000, the Company was charged $1.1 million and $3.6 million. These allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors.

The Company was also charged corporate interest expense through January 31, 2001 based on the corporate debt allocations of NDC to the Company at the Distribution Date. The Company utilized a rollback approach to allocate the portion of the NDC consolidated group's debt and interest expense for all historical periods presented. This treatment records the debt allocation percentage for all historical periods presented. Interest expense recorded by the Company related to this debt was $1.1 million and $2.7 million for the three and six months ended November 30, 2000 and is included in interest and other expense. NDC did not charge any incremental interest expense to the Company after the Distribution Date.

In conjunction with the Distribution, the Company and NDC entered into various agreements that address the allocation of assets and liabilities between them and define their relationship after the Distribution, including the Distribution Agreement, the Tax Sharing and Indemnification Agreement, the Employee Benefits Agreement, the Lease Agreement for Office Headquarters, the Intercompany Systems/Network Services Agreement, the Batch Processing Agreement and the Transition Support Agreement. The Company paid NDC $2.1 million and $4.3 million in the three and six months ended November 30, 2001 for transitional services.

NOTE 8 - RESTRUCTURING AND OTHER:

During the fourth quarter of fiscal 2001, the Company completed plans for the consolidation of six locations into three, including associated management and staff reductions. Charges included both cash and non-cash amounts for closed or planned closings of facilities and severance and related costs.

The cash charges relating to facilities represent locations that have closed by the end of September 2001. Cash charges included future minimum lease and operating payments, commencing on the planned exit timing, for all noncancelable leases under remaining terms of the locations identified, net of current and estimated future sublease income. The cash charges also included facility exit costs. Normal lease payments and operating costs were charged to operating expenses prior to actually vacating the specific facilities.

The severance and related costs arose from the Company's actions to reduce personnel in areas of redundant operations and activities. These charges reflect specifically identified employees who were informed and terminated from employment in the fourth quarter of fiscal 2001.

Total charges relating to the consolidation were $4.9 million. Of this total, approximately $2.7 million were cash items that were accrued at the time the charges were incurred. As of

November 30, 2001, $1.1 million of the cash portion of the restructuring charges remains accrued in the current liabilities section of the balance sheet as follows:

                                                     Original      Payments     Remaining
                                                      Total         to Date     Liability
                                                    ----------- -------------- ------------
                                                                (in thousands)
         Closed or planned closings of facilities       $1,075         $  796       $  279
         Severance and related costs                     1,610            802          808
                                                    ----------- -------------- ------------
         Totals                                         $2,685         $1,598       $1,087
                                                    =========== ============== ============

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION:

Historically, through the Distribution Date, the Company's cash flow had been calculated with and included in the NDC consolidated group's Supplemental Cash Flows. The Company's payments for income taxes have been calculated on the Company's separate income and reflect federal and state income tax payment allocations as if the Company had been operating on a stand-alone basis. The Company has utilized a rollback approach to allocate the portion of the consolidated group's interest payments for all historical periods presented (Note 7).

Supplemental cash flow disclosures for the three and six month periods ended November 30, 2001 and 2000 are as follows:

                                                      Three Months Ended                Six Months Ended
                                                         November 30,                      November 30,
                                                 2001               2000              2001             2000
                                             --------------     --------------    -------------    -------------
                                                                       (in thousands)
    Supplemental cash flow information:
       Income taxes paid, net of refunds           $10,479             $1,076          $11,074           $1,933
       Interest paid                                 1,142              1,257            2,120            2,431

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

Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. We have two basic business models. In one model, which we refer to as "direct" merchant services, we have a salaried and commissioned sales force and independent sales organizations, or ISOs, that sell our end-to-end services directly to merchants. In the other model, which we refer to as "indirect" merchant services, we provide products and services primarily to financial institutions that in turn resell to their merchants. Approximately 80% of our merchant services revenue is direct and the remaining 20% is indirect, after taking into account each of our recent acquisitions.

In fiscal 2001, we made several adjustments to our results, as reported, according to generally accepted accounting principles, or GAAP, to disclose a pro forma or "normalized" results of operation. The normalized results exclude the impact of divested businesses and other non-recurring items, such as restructuring charges and a non-cash loss on investment, and certain pro forma costs assuming the spin-off from NDC occurred on June 1, 1999. For a better understanding of our normalized results of operations, you should read Exhibit
99.2 included in the Company's Form 10-K for the fiscal year-ended May 31, 2001 which compares the quarterly GAAP reported income statement to the pro forma or "normalized" income statement for fiscal years 2000 and 2001. The following discussion and analysis will address both GAAP reported results and normalized results of operations for the comparison of the three month and six month periods ending November 30, 2001 to the same periods in the prior fiscal year. For the three and six month periods ending November 30, 2001, GAAP and normalized results of operations are the same.

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

Recent Events

We currently expect our full year fiscal 2002 results to be consistent with that disclosed in the management's discussion and analysis included in our Form 10-K filed for the fiscal year ended May 31, 2001. However, the terrorist attacks that occurred in the United States on September 11,

2001, have resulted in a decrease in transactions on that day and the days following the attacks. We observed a downturn in our domestic network processing volumes on September 11, 2001 compared to the previous week, of approximately 25%-30% due to the travel embargo and many business and retail closings. Our domestic direct transactions, which had been growing in the high-teens, dipped to low-teen levels for several weeks after the tragedy, but have since rebounded to high-teen levels. Our Canadian volumes have not rebounded as quickly as our domestic volumes. Our Canadian portfolio includes larger companies whose bank card sales are impacted by a slowdown in foreign spending. However, we are now beginning to see growth in Canadian volumes to pre-September 11th levels.

On October 1, 2001, Global Payments acquired National Bank of Canada's merchant acquiring portfolio and formed a ten-year alliance for marketing merchant payment-related products and services to National Bank of Canada's customers. The purchase price was $45.9 million (U.S.) at the time of closing based on the Canadian exchange rate then in effect. The Company financed the purchase price under its existing line of credit.

Results of Operations

In the second quarter ending November 30, 2001, revenue increased $33.0 million, or 40%, to $115.6 million from $82.6 million in the prior year's comparable period. In the first quarter of fiscal 2001, we divested a small product offering. The revenue associated with this product, in the amount of $0.9 million, is included in the prior year quarter ending November 30, 2000. Excluding this amount from the prior year comparable period results in normalized revenue of $81.7 million. In the second quarter ending November 30, 2001, revenue increased $33.8 million from the normalized revenue in the prior year period or 41% to $115.6 million.

In the six months ending November 30, 2001, revenue increased $56.8 million, or 33%, to $226.6 million from $169.8 million in the prior year's comparable period. The revenue associated with the product divestiture, in the amount of $2.9 million, is included in the prior year six months ending November 30, 2000. Excluding this amount results in normalized revenue in the prior year six months ending November 30, 2000 of $166.9 million. In the six months ending November 30, 2001, revenue increased $59.6 million or 36% from the normalized revenue in the prior year period to $226.6 million.

The increase in revenue was primarily due to the inclusion of a full quarter of results from our CIBC and Imperial Bank portfolio acquisitions and two months results from the recent National Bank of Canada portfolio acquisition. In addition, our domestic direct card merchant acquiring business, including our ISO portfolios, continue to improve over the prior year, despite the volume softness realized after the September 11, 2001 tragedy.

The revenue growth was partially offset by declines in our indirect merchant services and funds transfer offering, as forecasted. The declines in indirect merchant services are a result of the consolidating financial institution market and our decision to exit the bulk terminal equipment sale business during the first quarter fiscal 2002. The revenue from this business decreased by

$1.2 million to $0.6 million in the second quarter fiscal 2002 and by $2.2 million to $1.2 million in the first half fiscal 2002.

Cost of service increased $17.5 million or 40% to $60.7 million the three months ended November 30, 2001 from the prior year's comparable period. As a percentage of revenue, cost of service increased to 53% in the three months ended November 30, 2001 compared to 52% in the comparable period in the prior year.

Cost of service increased $33.0 million or 37% in the six months ended November 30, 2001 from the prior year's comparable period. As a percentage of revenue, cost of service increased to 54% in the six months ended November 30, 2001 compared to 52% in the comparable period in the prior year.

The increase in cost of service expenses is attributed to the inclusion of costs associated with CIBC's merchant acquiring business, acquired in the fourth quarter of fiscal 2001, two months of National Bank of Canada costs, and provision for losses in direct merchant services and check services in response to the general slow down of the economy and revenue growth. The increase in cost of service as a percentage of revenue is due the sales mix of acquired businesses.

Sales, general and administrative expenses increased $10.7 million or 46% in the three months ended November 30, 2001 from the prior year's comparable period. As a percentage of revenue, these expenses increased to 30% for the three months ended November 30, 2001 compared to 28% in the prior year's comparable period.

Sales, general and administrative expenses increased $12.8 million or 26% in the six months ended November 30, 2001 from the prior year's comparable period. As a percentage of revenue, these expenses decreased to 27% for the six months ended November 30, 2001 compared to 28% in the prior year's comparable period.

This increase in sales, general and administrative expenses was due to the higher level of sales infrastructure, personnel and related costs to grow revenue; the inclusion of Canadian merchant acquiring businesses, the CIBC merchant acquiring portfolio conversion costs and the increase in sales expenses resulting from the growth in ISO revenue. The year-to-date decrease in sales, general and administrative expenses as a percentage of revenue is due to a reduction of administrative costs related to the consolidation of business locations.

Operating income increased $4.8 million or 30% to $20.8 million in the three months ended November 30, 2001 from $16.0 million in the prior year's comparable period. As a percentage of revenue, our operating income margin was 18% in the three months ended November 30, 2001 compared to 19% in the prior year's comparable period. The decrease in operating income margin is due to the increase in operating cost margins discussed above, and the revenue trends experienced after the tragedy that occurred on September 11.

Operating income increased $10.9 million or 34% to $43.5 million in the six months ended November 30, 2001 from $32.6 million in the prior year's comparable period. As a percentage of revenue, our operating income margin remained constant at 19% in the six months ended November 30, 2001 and 2000.

The increase in operating income is also attributed to synergies from the CIBC acquisition in the second half of fiscal 2001, improvements due to the ISO sales channel growth, and in part to the adoption of SFAS No. 142 which lowered amortization expense by $3.4 million. However, the improvements are partially offset by the impact of the continued declines in our indirect merchant services and funds transfer, discussed above.

Other income and expense decreased $0.4 million and $1.0 million in the three and six months ended November 30, 2001, respectively, from $2.3 million and $4.8 million in the prior year's comparable periods. The decrease in net other income and expense is due to the decrease in the variable interest rates on the credit facilities during this fiscal year.

Net income increased $3.2 million or 38% to $11.6 million in the three months ended November 30, 2001 from $8.4 million in the prior year's comparable period, resulting in a $0.32 basic earning per share for both the current and prior year quarters ending November 30.

Net income increased $7.5 million or 44% to $24.5 million in the six months ended November 30, 2001 from $17.1 million in the prior year's comparable period, resulting in a $0.67 and $0.65 basic earning per share for the six months ending November 30, 2001 and 2000, respectively.

The increase in net income is due to improvements in income before tax and in part to a corporate tax rate change from 38.5% during fiscal 2001 to 38.2% during fiscal 2002. This decrease in the tax rate is due in part to the adoption of SFAS No. 142.

Earnings per share was impacted by the additional shares outstanding as a result of the stock issued in consideration of CIBC's merchant acquiring portfolio. Diluted earnings per share is not presented for the period ending November 30, 2000, as Global Payments stock options did not exist prior to the Distribution Date, and public trading of Global Payments stock did not commence until February 1, 2001.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At November 30, 2001, we had cash and cash equivalents totaling $26.9 million. Net cash provided by operating activities increased $48.1 million, or 139%, to $82.6 million for the six months ended November 30, 2001 from $34.5 million for the six months ended November 30, 2000. This strong cash flow growth is primarily due to net income growth and a one-time change in the Canadian VISA settlement process as a result of the back-end processing conversion. This conversion resulted in the acceleration of approximately $30 million of the VISA Canada receivable into cash. This was a one-time event due to a reduction in the amount of time necessary to settle Canadian VISA transactions.

Net cash used in investing activities increased $70.0 million to $73.8 million for the six months ended November 30, 2001 compared to $3.7 million for the comparable period in the prior year. This increase is primarily due to an increase in business development activities including the National Bank of Canada merchant portfolio acquisition and the buy out of the MasterCard International Corporation minority interest in Global Payment Systems LLC. The $8.2 million increase in capital expenditures is related to office consolidation efforts and infrastructure to support future growth and acquisition integrations. In fiscal 2002, we expect approximately $20 to $25 million in total capital spending, primarily related to acquisition integration activities, continued infrastructure support and approximately $7.0 million to support our Canadian terminal rental program.

Net cash provided by financing activities for the six months ended November 30, 2001 was $11.9 million. This compares to $28.6 million used in financing activities for the same period in the prior year. As a result of our spin-off from NDC, we were allocated $96.1 million at June 1, 2000, an amount that reflected our share of NDC's pre-distribution debt used to establish our initial capitalization. As of November 30, 2000, these changes resulted in net payments to NDC of $25.0 million. During the six months ended November 30, 2001, we borrowed $62.5 million and paid $46.5 million on our U.S. revolving line of credit resulting in a net change of $16.0 million, primarily due to the National Bank of Canada merchant portfolio acquisition.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, along with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We currently do not have any material capital commitments, other than commitments under capital and operating leases or planned expansions. Over the next two to three years, we may develop our own hardware and software facilities for the transaction processing, cash management, file transfer and related communications functions in an effort to improve productivity and reduce cost of services. If undertaken, this development would further increase our capital expenditures above historical levels over the next two to three years. In addition to the planned capital projects referred to above, we will continue the planning and development process necessary to assume the processing services currently provided under transitional service agreements for acquired businesses.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise.

Credit Facilities

Our short-term and long-term liquidity needs depend upon our level of net income, accounts receivable, accounts payable and accrued expenses. We have a $125 million revolving line of credit. It was initially used to fund the cash due to NDC to reflect our share of NDC's pre-distribution debt used to establish our initial capitalization. This line of credit is also available to meet our short-term working capital needs and acquisition financing. This line has a variable interest rate based on market rates and customary origination-related fees and expenses. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility has a three-year term, expiring in January 2004. $89.0 million is outstanding at November 30, 2001.

On October 1, 2001, we obtained a commitment for a $25 million revolving credit facility to finance working capital and other general corporate purposes for borrowing capacity. This line of credit is also available to meet our short-term working capital needs. This line has a variable interest rate based on market rates and customary origination-related fees and expenses. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility has a sixteen-month term, expiring in January 2003. There were no amounts outstanding at November 30, 2001 on this credit facility.

With our acquisition of the CIBC merchant acquiring business, we entered into related agreements to operate the business, including a credit facility. CIBC has provided us with a revolving credit facility, which is available to bridge the short-term timing differences associated with settlement funding.

The credit facility with CIBC provides us with a line of credit of up to Cdn$140 million, or approximately US$88 million at current exchange rates, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards, and carries an interest rate based on Canadian Dollar LIBOR (C$LIBOR). It contains customary covenants and events of default. The line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International and is guaranteed by our subsidiaries and us. This guarantee is subordinate to our primary credit facility discussed above. On November 30, 2001, there was $37.1 million outstanding under this line of credit. As a result of the senior security interest and offset rights, this amount is presented as a net component of the merchant processing receivable in the consolidated balance sheet appearing elsewhere in this report. The CIBC credit facility has an initial term of 364 days expiring March 19, 2002, and it is renewable annually at CIBC's option.

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

ITEM 2 - CHANGES IN SECURITIES
------------------------------

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On October 24, 2001, we held our 2001 Annual Meeting of Shareholders. At the meeting the following matters were approved by the vote specified below.

1. Edwin H. Burba, Jr. and Richard E. Venn were elected to serve as Class I Directors until the 2004 Annual Meeting of Shareholders or until their respective successors have been duly elected and qualified. The two directors received 32,494,088 shares of common stock voting in favor of their election, and 859,104 shares of common stock were withheld.

2. I. David Marshall was elected to serve as a Class III Director until the 2003 Annual Meeting of Shareholders or until his successor has been duly elected and qualified. Mr. Marshall received 31,057,870 shares of common stock voting in favor of his election and 2,295,322 shares of common stock were withheld.

3. The ratification of Arthur Andersen LLP as our independent public accountants for the year ended May 31, 2002 was approved. 33,132,170 shares of common stock were voted for the ratification, 211,448 shares were voted against the ratification and 9,574 shares of common stock abstained from the vote.

ITEM 5 - OTHER INFORMATION
--------------------------

None

ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
-----------------------------------------------

(a)   Exhibits

     None

(b)  Reports on Form 8-K:

     October 2, 2001 - Item 5 - The Company acquired National Bank of Canada's merchant acquiring portfolio and formed a ten-year alliance for marketing merchant payment-related products and services to National Bank of Canada's customers. The purchase price was $45.9 million (U.S.) based on the Canadian exchange rate then in effect. No financial statements were filed with this report.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Global Payments Inc.
                                   --------------------
                                      (Registrant)


Date: January 14, 2002             By: /s/ James G. Kelly
      ----------------                -----------------------------
                                      James G. Kelly
                                      Chief Financial Officer
                                      (Principal Financial Officer and Chief
                                      Accounting Officer)