Form 10-Q
period 2002-02-28
GLOBAL PAYMENTS INC
filed 2002-04-05
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended February 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-16111

GLOBAL PAYMENTS INC.
(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Corporate Square, Atlanta, Georgia	30329-2009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code     404-728-2719

NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, No Par Value – 36,725,318 shares

Outstanding as of March 29, 2002

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Three Months Ended February 28,
	2002	2001
Revenues	$ 115,283	$ 80,674

Operating expenses:
Cost of service	64,141	44,607
Sales, general and administrative	33,147	24,101

	97,288	68,708

Operating income	17,995	11,966

Other income (expense):
Interest and other income	553	260
Interest and other expense	(882)	(1,425)
Minority interest	(1,040)	(1,295)

	(1,369)	(2,460)

Income before income taxes	16,626	9,506
Provision for income taxes	6,351	3,660

Net income	$ 10,275	$ 5,846

Basic earnings per share	$ 0.28	$ 0.22

Diluted earnings per share (Note 3)	$ 0.27	—

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Nine Months Ended February 28,
	2002	2001
Revenues	$ 341,855	$ 250,496

Operating expenses:
Cost of service	186,352	133,738
Sales, general and administrative	94,039	72,239

	280,391	205,977

Operating income	61,464	44,519

Other income (expense):
Interest and other income	1,329	1,490
Interest and other expense	(3,120)	(4,815)
Minority interest	(3,377)	(3,955)

	(5,168)	(7,280)

Income before income taxes	56,296	37,239
Provision for income taxes	21,505	14,337

Net income	$ 34,791	$ 22,902

Basic earnings per share	$ 0.95	$ 0.87

Diluted earnings per share (Note 3)	$ 0.92	$ —

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements

CONSOLIDATED BALANCE SHEETS
GLOBAL PAYMENTS INC.

(In thousands, except share data)

	February 28,	May 31,
	2002	2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 17,470	$ 6,103
Accounts receivable, net of allowance for doubtful accounts of $1,221 and $1,198 at February 28, 2002 and May 31, 2001, respectively	46,673	39,264
Claims receivable, net of allowance for losses of $4,226 and $4,445 at February 28, 2002 and May 31, 2001, respectively	1,064	126
Merchant processing receivable	693	76,667
Income tax receivable	1,409	307
Inventory	2,838	3,216
Deferred income taxes	5,118	5,118
Prepaid expenses and other current assets	4,809	5,697

Total current assets	80,074	136,498

Property and equipment, net	52,777	44,336
Goodwill	156,970	118,791
Other intangible assets, net	164,065	158,584
Other	5,389	395

Total assets	$ 459,275	$ 458,604

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Line of credit	$ 48,000	$ 73,000
Merchant processing payable	7,205	8,829
Obligations under capital leases	2,763	2,739
Accounts payable and accrued liabilities	52,420	47,916

Total current liabilities	110,388	132,484

Obligations under capital leases	5,296	1,974
Deferred income taxes	7,237	7,237
Other long-term liabilities	6,923	7,035

Total liabilities	129,844	148,730

Commitments and contingencies
Minority interest in equity of subsidiaries	25,702	38,852
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued	—	—
Common stock, no par value, 200,000,000 shares authorized, 36,519,609 and 36,477,168 shares issued and outstanding at February 28, 2002 and May 31, 2001, respectively	—	—
Paid in capital	275,816	272,243
Retained earnings	32,623	2,217
Deferred compensation	(1,679)	(2,357)
Cumulative translation adjustment	(3,031)	(1,081)

Total shareholders' equity	303,729	271,022

Total liabilities and shareholders' equity	$ 459,275	$ 458,604

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
GLOBAL PAYMENTS INC.

(In thousands)

	Nine Months Ended February 28,
	2002	2001
Cash flows from operating activities:
Net income	$ 34,791	$ 22,902
Adjustments to reconcile net income to cash provided by (used in) operating activities before changes in assets and liabilities:
Depreciation and amortization	13,699	7,192
Amortization of acquired intangibles and goodwill	8,143	7,614
Amortization of debt issuance costs and restricted stock	798	951
Deferred income taxes	—	1,054
Provision for bad debts	36	1,860
Minority interest in earnings	3,377	3,955
Other, net	(1,950)	(668)
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
Accounts receivable, net	(7,445)	(6,003)
Merchant processing working capital	73,412	5,853
Inventory	378	598
Prepaid expenses and other assets	810	2,711
Accounts payable and accrued liabilities	2,014	5,968
Income taxes	(1,102)	908

Net cash provided by operating activities	126,961	54,895

Cash flows from investing activities:
Capital expenditures	(16,052)	(5,934)
Other long term assets	(5,000)	—
Business acquisitions, net of acquired cash	(61,215)	(2,750)
Proceeds from divested business	—	3,502

Net cash used in investing activities	(82,267)	(5,182)

Cash flows from financing activities:
Net (payments) and borrowings on line of credit	(25,000)	59,000
Net repayments to NDC	—	(105,310)
Principal payments under capital lease arrangements and other long-term debt	(2,530)	(2,259)
Net stock issued to employees under stock plans	3,453	—
Distributions to minority interests	(4,865)	(3,360)
Dividends paid	(4,385)	—

Net cash provided by (used in) financing activities	(33,327)	(51,929)

Increase (decrease) in cash and cash equivalents	11,367	(2,216)
Cash and cash equivalents, beginning of period	6,103	2,766

Cash and cash equivalents, end of period	$ 17,470	$ 550

The accompanying notes are an integral part of these Unaudited Consolidated
Financial Statements

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
FEBRUARY 28, 2002

NOTE 1—SPIN-OFF AND BASIS OF PRESENTATION:

In December 1999, National Data Corporation, now known as NDCHealth Corporation (“NDC”) announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors (the “Distribution”). This Distribution occurred on January 31, 2001 (the “Distribution Date”) and was accomplished by forming Global Payments Inc. (“Global Payments” or the “Company”) on September 1, 2000, transferring the stock of the companies which comprised the NDC eCommerce business segment to Global Payments and then distributing all of the shares of common stock of Global Payments to NDC’s stockholders. NDC stockholders received 0.8 share of Global Payments stock for each NDC share held as of the Distribution Date. After the Distribution, Global Payments and NDC became two separate public companies.

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

The unaudited interim consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States, and present the Company’s financial position, results of operations, and cash flows. Through the Distribution Date, these amounts were derived from NDC’s historical financial statements. As further described in Note 7, certain corporate and interest expenses had been allocated to the Company that were not previously allocated to NDC’s eCommerce business segment. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company.

The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate and the information presented is not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year-ended May 31, 2001. In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for such interim periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. In accordance with SFAS No. 142, the Company has elected to adopt the standard effective June 1, 2001. See Note 6.

Effective June 1, 2001, Global Payments adopted Statements of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. Global Payments did not have any derivative instruments at February 28, 2002.

The Company follows Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosure About Segments of an Enterprise and Related Information.” The Company’s chief operating decision making group currently operates one reportable segment—electronic transaction processing—therefore the majority of the disclosures required by SFAS No. 131 do not apply to the Company. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer. Revenues from external customers from the Company’s service offerings are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
	(in thousands)
Merchant services	$ 112,057	$ 76,745	$ 331,426	$ 236,573
Funds transfer	3,226	3,929	10,429	13,923

	$ 115,283	$ 80,674	$ 341,855	$ 250,496

NOTE 3—EARNINGS PER SHARE:

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. No additional shares were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share. Diluted earnings per share is not presented for the period ending February 28, 2001, as Global Payments stock options did not exist prior to the Distribution Date, and public trading of Global Payments stock did not commence until February 1, 2001.

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended February 28, 2002.

	Three Months Ended February 28, 2002			Nine Months Ended February 28, 2002
	Net Income	Weighted Avg. Shares	Earnings Per Share	Net Income	Weighted Avg. Shares	Earnings Per Share
	(in thousands, except per share data)
Basic	$ 10,275	36,498	$ 0.28	$ 34,791	36,477	$ 0.95
Effect of dilutive securities:
Stock options	—	1,508		—	1,406

Diluted	$ 10,275	38,006	$ 0.27	$ 34,791	37,883	$ 0.92

NOTE 4 – COMPREHENSIVE INCOME:

The components of comprehensive income for the three and nine months ended February 28, 2002 and 2001 are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
	(in thousands)
Net income	$ 10,275	$ 5,846	$ 34,791	$ 22,902
Foreign currency translation	(94)	58	(1,205)	(411)

Total comprehensive income	$ 10,181	$ 5,904	$ 33,586	$ 22,491

NOTE 5 – BUSINESS ACQUISITIONS:

On October 1, 2001, the Company acquired National Bank of Canada’s merchant acquiring portfolio and formed a ten-year alliance for marketing merchant payment-related products and services to National Bank of Canada’s customers. This acquisition was completed to compliment our existing Canadian customer portfolio and broaden our presence in Canada.

In August 2001, Global Payments purchased the 7.5% minority interest owned by MasterCard International Corporation in Global Payment Systems LLC. The transaction was effective as of June 1, 2001.

The aggregate cash price paid for these acquisitions, and purchase price adjustments to acquisitions completed in the last twelve months, during the nine months ended February 28, 2002 consisted of $61.2 million, as follows:

Nine Months Ended February 28, 2002
(in thousands)
Goodwill	$ 38,179
Customer lists	13,624
Liabilities assumed	(2,378)
Plant, property and equipment acquired	128
Minority interest buyout	11,662

Cash paid for acquisitions	$ 61,215

The amount allocated to customer lists is being amortized over 17 years. No significant residual value is estimated for this intangible asset.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS:

In accordance with SFAS No. 142, adopted on June 1, 2001, the Company discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life. As of February 28, 2002 and May 31, 2001, intangible assets consisted of the following:

	As of February 28, 2002		As of May 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Amortized intangible assets:
Customer lists	$ 205,213	$ (65,761)	$ 191,591	$ (57,620)
Weighted average amortization period is 18 years
Indefinite life intangible asset:
Trademark	24,613	—	24,613	—

Total	$ 229,826	$ (65,761)	$ 216,204	$ (57,620)

Amortization expense for the nine months ended February 28, 2002 and the year ended May 31, 2001 was $8,143 and $10,974, respectively.

The estimated amortization expense for the next five years is as follows (in thousands):

For the year ended May 31, 2002	$ 10,945
For the year ended May 31, 2003	$ 11,212
For the year ended May 31, 2004	$ 11,187
For the year ended May 31, 2005	$ 10,977
For the year ended May 31, 2006	$ 10,663

Global Payments has one reportable segment (see Note 2), but has two reporting units within merchant services. Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. In one reporting unit, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force and independent sales organizations, or ISOs, that sell our end-to-end services directly to merchants. In the other reporting unit, which we refer to as “indirect” merchant services, we provide products and services primarily to financial institutions that in turn resell to their merchants. The following table discloses the changes in the carrying amount of goodwill by reporting unit for the period ended February 28, 2002:

Merchant Services
	Direct Unit	Indirect Unit	Total
Balance as of May 31, 2001	$ 79,492	$ 39,299	$ 118,791
Goodwill acquired during the year	34,841	3,338	38,179

Balance as of February 28, 2002	$ 114,333	$ 42,637	$ 156,970

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Global Payments adopted this new standard in the first quarter of fiscal 2002. SFAS 142 requires that goodwill no longer be amortized but be reviewed for impairment on a regular basis. Global Payments completed the testing for impairment in goodwill during the second quarter ending November 30, 2001 using the expected present value of future cash flows. The Company determined that the fair value of the reporting units exceeds the carrying amount of the net assets, including goodwill of the respective reporting units. Therefore, no impairment charge to goodwill is required. The trademark has been reassessed as an indefinite life intangible asset. No other changes in amortization periods were required for other intangible assets.

The indefinite life trademark totals $24.6 million and is included in Other Intangible Assets in the Balance Sheets. The testing for impairment of this asset has not yet been completed by an independent valuation firm. It is anticipated that the final results of this valuation will be completed prior to May 31, 2002. If the carrying value of the trademark is determined to exceed its fair value, the impairment loss, if any, will be recognized as the effect of a change in accounting principle retroactive to the quarter ended August 31, 2001. Any impairment charge could have a material impact on net income for fiscal 2002.

The impact of the change in accounting principle for the three and nine months ended February 28, 2002 and February 28, 2001 was as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net income
Reported net income	$ 10,275	$ 5,846	$ 34,791	$ 22,902
Add back: Goodwill amortization		531		1,576
Add back: Trademark amortization		109		326

Adjusted net income	$ 10,275	$ 6,486	$ 34,791	$ 24,804

Basic earnings per share
Reported net income	$ 0.28	$ 0.22	$ 0.95	$ 0.87
Goodwill amortization		0.02		0.06
Trademark amortization		0.00		0.01

Adjusted net income	$ 0.28	$ 0.24	$ 0.95	$ 0.94

NOTE 7 – TRANSACTIONS WITH NDC:

NDC charged the Company with corporate costs through the Distribution Date. During the three and nine month periods ended February 28, 2001, the Company was charged $1.1 million and $4.7 million. The allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors.

The Company was also charged corporate interest expense through January 31, 2001 based on the corporate debt allocations of NDC to the Company at the Distribution Date. The Company utilized a rollback approach to allocate the portion of the NDC consolidated group’s debt and interest expense for all historical periods presented. This treatment records the debt allocation percentage for all historical periods presented. Interest expense recorded by the Company related to this debt was $1.0 million and $3.1 million for the three and nine months ended February 28, 2001 and is included in interest and other expense. NDC did not charge any incremental interest expense to the Company after the Distribution Date.

In conjunction with the Distribution, the Company and NDC entered into various agreements that address the allocation of assets and liabilities between them and define their relationship after the Distribution, including the Distribution Agreement, the Tax Sharing and Indemnification Agreement, the Employee Benefits Agreement, the Lease Agreement for Office Headquarters, the Intercompany Systems/Network Services Agreement, the Batch Processing Agreement and the Transition Support Agreement. The Company paid NDC $2.1 million and $6.4 million in the three and nine months ended February 28, 2002 for transitional services.

NOTE 8 – RESTRUCTURING AND OTHER:

During the fourth quarter of fiscal 2001, the Company completed plans for the consolidation of six locations into three, including associated management and staff reductions. Charges included both cash and non-cash amounts for closed or planned closings of facilities and severance and related costs.

The cash charges relating to facilities represent locations that have closed by September 2001. Cash charges included future minimum lease and operating payments, commencing on the planned exit timing, for all noncancelable leases under remaining terms of the locations identified, net of current and estimated future sublease income. The cash charges also included facility exit costs. Normal lease payments and operating costs were charged to operating expenses prior to actually vacating the specific facilities.

The severance and related costs arose from the Company’s actions to reduce personnel in areas of redundant operations and activities. These charges reflect specifically identified employees who were informed and terminated from employment in the fourth quarter of fiscal 2001.

Total charges relating to the consolidation were $4.9 million. Of this total, approximately $2.7 million were cash items that were accrued at the time the charges were incurred. As of February 28, 2002, $0.9 million of the cash portion of the restructuring charges remains accrued in the current liabilities section of the balance sheet as follows:

	Original Total	Payments to Date	Remaining Liability
(in thousands)
Closed or planned closings of facilities	$ 1,075	$ 803	$ 272
Severance and related costs	1,610	943	667

Totals	$ 2,685	$ 1,746	$ 939

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION:

Historically, through the Distribution Date, the Company’s cash flow had been calculated with and included in the NDC consolidated group’s Supplemental Cash Flows. The Company’s payments for income taxes have been calculated on the Company’s separate income and reflect federal and state income tax payment allocations as if the Company had been operating on a stand-alone basis. The Company has utilized a rollback approach to allocate the portion of the consolidated group’s interest payments for all historical periods presented (Note 7).

Supplemental cash flow disclosures for the three and nine month periods ended February 28, 2002 and 2001 are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$ 11,554	$ 509	$ 22,628	$ 2,442
Interest paid	451	944	2,586	3,376
Capital leases entered into in exchange for property and equipment	5,876	—	5,876	—

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced the Company’s results, the following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes appearing elsewhere in this report. It is also suggested that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in the Company’s Form 10-K for the fiscal year-ended May 31, 2001.

General

We are currently a leading mid-market merchant acquirer in the United States, and the largest, publicly traded independent VISA and MasterCard acquirer in Canada. We provide a wide range of end-to-end electronic commerce solutions to merchants, corporations, financial institutions and government agencies. Our products and services are marketed through a variety of distinct sales channels that include a large, dedicated direct sales force, independent sales organizations, independent sales representatives, an internal telesales group, alliance bank relationships and financial institutions. We have a high percentage of recurring revenues and process over 2.7 billion transactions per year and service more than 1.0 million merchant locations.

We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings. Approximately 97% of our current revenue base is from merchant services offerings. The remaining 3% of our total revenue is from our funds transfer service offerings.

Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. We have two basic business models. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force and independent sales organizations, or ISOs, that sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide products and services primarily to financial institutions that in turn resell to their merchants. Approximately 80% of our merchant services revenue is direct and the remaining 20% is indirect, after taking into account each of our recent acquisitions.

In fiscal 2001, we made several adjustments to our results, as reported, according to generally accepted accounting principles, or GAAP, to disclose a pro forma or “normalized” results of operation. The normalized results exclude the impact of divested businesses and other non-recurring items, such as restructuring charges and a non-cash loss on investment, and certain pro forma costs assuming the spin-off from NDC occurred on June 1, 1999. For a better understanding of our normalized results of operations, you should read Exhibit 99.2 included in the Company’s Form 10-K for the fiscal year-ended May 31, 2001 which compares the quarterly GAAP reported income statement to the pro forma or “normalized” income statement for fiscal years 2000 and 2001. The following discussion and analysis will address both GAAP reported results and normalized results of operations for the comparison of the nine month periods ending February 28, 2002 and 2001. For the three month period ending February 28, 2001 and the three and nine month periods ending February 28, 2002, GAAP and normalized results of operations are the same.

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

Results of Operations

In the third quarter ending February 28, 2002, revenue increased $34.6 million, or 43%, to $115.3 million from $80.7 million in the prior year’s comparable period.

In the nine months ending February 28, 2002, revenue increased $91.4 million, or 36%, to $341.9 million from $250.5 million in the prior year’s comparable period. In the first quarter of fiscal 2001, we divested a small product offering. The revenue associated with this product divestiture, in the amount of $2.9 million, is included in the prior year nine months ending February 28, 2001. Excluding this amount results in normalized revenue in the prior year nine months ending February 28, 2001 of $247.6 million. In the nine months ending February 28, 2002, revenue increased $94.2 million or 38% from the normalized revenue in the prior year period to $341.9 million.

The increase in revenue was primarily due to the Canadian Imperial Bank of Canada (“CIBC”), Imperial Bank, and National Bank of Canada (“NBC”) portfolio acquisitions as well as continued strength in our direct card business. The check service business improved during the quarter relative to the first half of the fiscal year, primarily due to strong sales growth in the gaming area, improved collection efforts, and lower merchant losses. Our ISO channel also continues to be a strong contributor, while indirect merchant services and funds transfer continued to decline as forecasted.

We observed a downturn in our domestic network processing volumes following the terrorist attacks that occurred on September 11, 2001. Volumes have since returned to pre-September 11th levels. The number of domestic direct transactions grew by a percentage in the high teens in the third quarter when compared to the same period in the prior year. This transaction growth, coupled with a fairly constant average ticket, attests to a well diversified portfolio. Our transaction mix is well represented by health care, universities, utilities, governments and other sectors less sensitive to retail spending, travel and entertainment.

The declines in indirect merchant services are a result of the consolidating financial institution market and our decision to exit the bulk terminal equipment sale business during the first quarter fiscal 2002. The revenue from the bulk terminal business decreased by $0.9 million to $0.6 million in the third quarter fiscal 2002 and by $3.1 million to $1.8 million in the nine months ending February 28, 2002.

Cost of service increased $19.5 million or 44% to $64.1 million the three months ended February 28, 2002 from the prior year’s comparable period. As a percentage of revenue, cost of service increased to 56% in the three months ended February 28, 2002 compared to 55% in the comparable period in the prior year.

Cost of service increased $52.6 million or 39% in the nine months ended February 28, 2002 from the prior year’s comparable period. As a percentage of revenue, cost of service increased to 55% in the nine months ended February 28, 2002 compared to 54% in the comparable period in the prior year.

The increase in cost of service expenses is attributed to the inclusion of costs associated with CIBC’s and Imperial Bank’s merchant acquiring businesses acquired in the fourth quarter of fiscal 2001, NBC’s merchant acquiring business acquired in the second quarter of fiscal 2002, and provision for losses in direct merchant services and check services in first half of fiscal 2002. The increase in cost of service as a percentage of revenue is due the sales mix of acquired businesses.

Sales, general and administrative expenses increased $9.0 million or 38% in the three months ended February 28, 2002 from the prior year’s comparable period. As a percentage of revenue, these expenses decreased to 29% for the three months ended February 28, 2002 compared to 30% in the prior year’s comparable period.

Sales, general and administrative expenses increased $21.8 million or 30% in the nine months ended February 28, 2002 from the prior year’s comparable period. As a percentage of revenue, these expenses decreased to 28% for the nine months ended February 28, 2002 compared to 29% in the prior year’s comparable period.

This increase in sales, general and administrative expenses was due to the higher level of sales infrastructure, personnel and related costs to grow revenue, the inclusion of merchant acquiring business acquisitions, and the CIBC merchant acquiring portfolio back-end conversion costs. The year-to-date decrease in sales, general and administrative expenses as a percentage of revenue is due to a reduction of administrative costs related to the consolidation of business locations.

Operating income increased $6.0 million or 50% to $18.0 million in the three months ended February 28, 2002 from $12.0 million in the prior year’s comparable period. As a percentage of revenue, our operating income margin was 15.6% in the three months ended February 28, 2002 compared to 14.8% in the prior year’s comparable period. The third quarter operating margin improvements were primarily due to strong operating performance in our Canadian and check services operations, the implementation of cost reduction and acquisition integration initiatives and the investments made in our direct merchant services and ISO sales channels.

Operating income increased $16.9 million or 38% to $61.5 million in the nine months ended February 28, 2002 from $44.5 million in the prior year’s comparable period. As a percentage of revenue, our operating income margin increased to 18.0% in the nine months ended February 28, 2002 compared to 17.8% in the comparable period in the prior year.

The increase in operating income is also attributed to synergies from the CIBC acquisition in the second half of fiscal 2001, improvements due to the ISO sales channel growth, and in part to the adoption of SFAS No. 142 which lowered amortization expense by $5.5 million. However, the improvements are partially offset by the impact of the continued declines in our indirect merchant services and funds transfer businesses, discussed above.

Other income and expense decreased $1.0 million and $2.1 million in the three and nine months ended February 28, 2002, respectively, from $2.5 million and $7.3 million in the prior year’s comparable periods. The decrease in other income and expense is due to lower variable interest rates on the credit facilities in the current fiscal year and the buy out of the MasterCard minority interest effective June 1, 2001. Also, the decrease in outstanding balances on the credit facilities resulted in lower interest expense than the comparable periods in the prior year.

Net income increased $4.4 million or 76% to $10.3 million in the three months ended February 28, 2002 from $5.8 million in the prior year’s comparable period, resulting in a $0.06 increase in basic earnings per share to $0.28 from $0.22.

Net income increased $11.9 million or 52% to $34.8 million in the nine months ended February 28, 2002 from $22.9 million in the prior year’s comparable period, resulting in a $0.95 and $0.87 basic earnings per share for the nine months ending February 28, 2002 and 2001, respectively.

The increase in net income is due to improvements in income before tax and in part to a corporate tax rate change from 38.5% during fiscal 2001 to 38.2% during fiscal 2002. This decrease in the tax rate is due in part to the adoption of SFAS No. 142.

Earnings per share was impacted by the additional shares outstanding as a result of the stock issued in consideration of CIBC’s merchant acquiring portfolio. Diluted earnings per share is not presented for the period ending February 28, 2001, as Global Payments stock options did not exist prior to the Distribution Date, and public trading of Global Payments stock did not commence until February 1, 2001.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At February 28, 2002, we had cash and cash equivalents totaling $17.5 million. Net cash provided by operating activities increased $72.1 million, or 131%, to $127.0 million for the nine months ended February 28, 2002 from $54.9 million for the nine months ended February 28, 2001. This strong cash flow growth is due to the growth in our domestic direct card business, recent acquisitions, and a reduction in merchant processing receivables required to support our Canadian VISA merchants. This reduction in funding relates to the CIBC back-end conversion, which took place on October 26, 2001.

Net cash used in investing activities increased $77.1 million to $82.3 million for the nine months ended February 28, 2002 compared to $5.2 million for the comparable period in the prior year. This increase is primarily due to business development activities including the NBC merchant portfolio acquisition and the buy out of the MasterCard International Corporation minority interest in Global Payment Systems LLC. The $10.1 million increase in capital expenditures is related to office consolidation efforts and infrastructure to support future growth and acquisition integrations. In fiscal 2002, we expect approximately $20 to $25 million in total capital spending, primarily related to acquisition integration activities and continued infrastructure support.

Net cash used in financing activities for the nine months ended February 28, 2002 was $33.3 million. This compares to $51.9 million used in financing activities for the same period in the prior year. As a result of our spin-off from NDC, we were allocated $96.1 million at June 1, 2000, an amount that reflected our share of NDC’s pre-distribution debt used to establish our initial capitalization. In addition, we were charged $9.2 million for spin-off costs paid by NDC. As of February 28, 2001, these charges resulted in net payments to NDC of $105.3 million. During the nine months ended February 28, 2002, we borrowed $71.3 million and paid $96.3 million on our U.S. revolving line of credit resulting in a net change of $25.0 million. The amount borrowed was primarily used in the National Bank of Canada merchant portfolio acquisition.

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

Credit Facilities

Our short-term and long-term liquidity needs depend upon our level of net income, accounts receivable, accounts payable and accrued expenses. We have a $125 million revolving line of credit. It was initially used to fund the cash due to NDC to reflect our share of NDC’s pre-distribution debt used to establish our initial capitalization. This line of credit is also available to meet our short-term working capital needs and acquisition financing. This line has a variable interest rate based on market rates and customary origination-related fees and expenses. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility has a three-year term, expiring in January 2004. At February 28, 2002, $48.0 million is outstanding.

On October 1, 2001, we obtained a commitment for a $25 million revolving credit facility to finance working capital and other general corporate purposes for borrowing capacity. This line of credit is also available to meet our short-term working capital needs. This line has a variable interest rate based on market rates and customary origination-related fees and expenses. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility has a sixteen-month term, expiring in January 2003. There were no amounts outstanding at February 28, 2002 on this credit facility.

With our acquisition of the CIBC merchant acquiring business, we entered into related agreements to operate the business, including a credit facility. CIBC has provided us with a revolving credit facility, which is available to bridge the short-term timing differences associated with settlement funding.

The credit facility with CIBC provides us with a line of credit of up to Cdn$140 million, or approximately US$87 million at current exchange rates, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards, and carries an interest rate based on Canadian Dollar LIBOR (C$LIBOR). It contains customary covenants and events of default. The line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International and is guaranteed by our subsidiaries and us. This guarantee is subordinate to our primary credit facility discussed above. There were no amounts outstanding under this line of credit at February 28, 2002. The CIBC credit facility had an initial term of 364 days expiring March 19, 2002, and it is renewable annually at CIBC’s option. The Company renewed the CIBC credit facility for 120 days beginning March 20, 2002 through July 19, 2002 and has the option to renew this credit facility for an additional 120 day period subsequent to July 19, 2002.

Special Cautionary Notice Regarding Forward-Looking Statements

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Investors are cautioned that some of the statements we use in this report, and in some of the documents we incorporate by reference in this report contain forward-looking statements and are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties, are predictive in nature, and depend upon or refer to future events or conditions – in particular, those statements concerning our business operations, economic performance and financial condition, our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and expanding our business, the successful integration of existing and future acquisitions, and the timing of the introduction of new and modified products or services. In addition, you can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. These factors include, but are not limited to, the following:

•
The integration of the operations of CIBC’s and NBC’s merchant acquiring businesses could result in increased operating costs if the anticipated synergies of operating both businesses as one are not achieved, a loss of strategic opportunities if management is distracted by the integration process, and a loss of customers if our service levels drop during or following the integration process.

•	As a result of the acquisition of 26.25% of our common stock by CIBC, certain banking regulations limit the types of business in which we can engage.

•
With the acquisition of the merchant acquiring businesses from CIBC and NBC, we are exposed to foreign currency risks. We are also subject to risks from our variable rate credit facility with CIBC that could reduce our earnings and significantly increase our cost of capital.

•
We are dependent on NBC to continue to provide services to merchants under a transition arrangement, and the failure of NBC to provide those services could result in the loss of merchant business that we received in the acquisition.

•	In order for us to continue to grow and increase our profitability, we must continue to expand our share of the existing electronic payments market and also expand into new markets.

•
In order to remain competitive and continue to increase our revenues, we must continually update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

•
Some of our competitors are larger and have greater financial and operational resources than we do which may give them an advantage in our market in terms of the price offered to customers or the ability to develop new technologies.

•
We are dependent on NDC for the provision of critical telecommunications services, network systems and other related services for the operation of our business, and the failure of NDC to provide those services in a satisfactory manner could affect our relationships with customers and our financial performance.

•	Our revenues from the sale of services to VISA and MasterCard organizations are dependent upon our continued VISA and MasterCard certification and financial institution sponsorship.

•	Increases in credit card association fees may result in the loss of customers or a reduction in our profit margin.

•	We may become subject to additional federal, provincial, state and local taxes that cannot be passed through to our merchant customers, in which case our profitability could be adversely affected.

•	Anti-takeover provisions of our articles of incorporation and by-laws, our rights agreement and provisions of Georgia law could delay or prevent a change of control that you may favor.

•	We may not be able or we may decide not to pay dividends on our common stock at a level anticipated by shareholders, which could reduce your return on shares you hold.

For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to our Annual Report on Form 10-K for the year ended May 31, 2001, as well as those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission, and those set forth from time to time in our analyst calls and discussions. These cautionary statements qualify all of our forward-looking statements and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission and in our press releases.

Part II

ITEM 1—PENDING LEGAL PROCEEDINGS

The Company is party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

ITEM 2—CHANGES IN SECURITIES

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5—OTHER INFORMATION

Arthur Andersen LLP is currently our independent auditor and reviewed the unaudited financial statements contained in this Quarterly Report. Our Audit Committee is closely monitoring Arthur Andersen LLP’s continued ability to perform as our independent auditors. In the meantime, we continue to evaluate our alternatives and are prepared to transition to another independent auditor if the Audit Committee determines that such change is in the best interest of the Company and our stockholders.

ITEM 6—EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)	Exhibits

10	Second Amendment dated as of March 20, 2002 to the Credit Agreement between the Company and Canadian Imperial Bank of Commerce

(b)	Reports on Form 8-K:

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: April 5, 2002                                              By: /s/ James G. Kelly
James G. Kelly

Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)