Form 10-Q/A
period 2002-02-28
GLOBAL PAYMENTS INC
filed 2002-05-10
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Outstanding as of March 29, 2002

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending February 28, 2002 is being filed for the purpose of including the report of the independent public accountants which was omitted from the Registrant’s Form 10-Q filed on April 5, 2002. Other than the incorporation of the accountants report, no further changes were made to the financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Payments Inc.:

We have reviewed the consolidated balance sheet of GLOBAL PAYMENTS INC. (a Georgia corporation) and subsidiaries as of February 28, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended February 28, 2002 and February 28, 2001. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Atlanta, Georgia
April 2, 2002

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

Global Payments Inc.
(Registrant)

Date: May 10, 2002                                              By: /s/ James G. Kelly
James G. Kelly

Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)