Form 10-K
period 2002-05-31
GLOBAL PAYMENTS INC
filed 2002-08-28
CIK 1123360

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 001-16111

GLOBAL PAYMENTS INC.
(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Corporate Square, Atlanta, Georgia	30329-2009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     404-728-2719

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value Series A Junior Participating Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of August 15, 2002, the aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all named executive officers, directors, and shareholders owning 25% or more of the outstanding shares of common stock are “affiliates” of the Registrant) was $690,125,195 based upon the last reported sale price on The New York Stock Exchange on August 15, 2002.

The number of shares of the registrant’s common stock outstanding at August 15, 2002 was 36,859,328 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s proxy statement for the 2002 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2002 FORM 10-K ANNUAL REPORT

SPECIAL CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, the amount of future capital expenditures, our success in developing and introducing new products and expanding our business, the successful integration of existing and future acquisitions, and the timing of the introduction of new and modified products or services. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends” and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

PART I

ITEM 1— BUSINESS

General Developments

The following is a discussion of significant business developments during fiscal 2002.

Purchase of MasterCard International’s Interest in Global Payment Systems LLC

In August 2001, we purchased the 7.5% minority interest owned by MasterCard International Incorporated in our subsidiary, Global Payment Systems LLC. The transaction was effective as of June 1, 2001.

Owings Mills Consolidation

In August 2001, we closed a 35,000 square foot facility in Hanover, Maryland and completed and opened an 85,000 square foot facility for operations and customer service functions in Owings Mills, Maryland (a suburb, northwest of Baltimore). The new facility has the capacity to accommodate up to 500 employees and is used for account support, customer service, telemarketing and sales support personnel.

Purchase of National Bank of Canada’s Merchant Acquiring Business

On September 30, 2001, we acquired National Bank of Canada’s or National Bank, merchant acquiring business and formed a ten-year alliance with National Bank in order to market merchant payment-related products and services to National Bank’s customers. Prior to our acquisition, National Bank processed approximately 225 million transactions per year for more than 73,000 points of service throughout Canada and received referrals from their approximately 600 branch locations. The purchase price was $45.9 million (U.S.) at the then current Canadian exchange rate. This acquisition, in combination with the Canadian Imperial Bank of Commerce or CIBC acquisition, which we completed in March 2001, has made us the largest publicly-traded, independent MasterCard and Visa acquirer in Canada and has given us the capability to provide Canadian businesses with one source for all of their Visa, MasterCard, debit and other payment processing requirements.

Back-end Conversions

As part of our ongoing strategy to integrate our acquisitions, we have completed two back-end conversions during fiscal 2002. During the second quarter of fiscal 2002, we converted approximately 140,000 CIBC merchant accounts to our back-end processing platform including settlement, chargeback, and help desk functions. In addition, during the third quarter of fiscal 2002, we converted approximately 20,000 Imperial Bank merchant accounts to our back-end processing platform. We expect to convert National Bank’s merchant accounts onto our back-end operating platform during the second quarter of fiscal 2003.

Business Description

General

As an electronic transaction processor, we enable consumers, corporations, and government agencies to purchase goods and services through the use of credit and debit cards. Our role is to serve as an intermediary in the exchange of information and funds that must occur between merchants and card issuers before a transaction can be completed. Including our time as part of National Data Corporation, now known as NDCHealth or NDC, we have provided credit card transaction processing services since 1968. During that period, we have expanded our business to include debit card, business-to-business purchasing card, check guarantee, check verification and recovery, and terminal management services, and collectively refer to these as our merchant service offerings. In addition, we provide funds transfer services to domestic and international financial institutions, corporations, and government agencies in the United States, Canada, and Europe. We were incorporated in the state of Georgia as Global Payments Inc. in September 2000.

Although a card transaction may appear simplistic, the transaction requires a complex process involving various participants in a series of electronic connections. Aside from electronic transaction processors, participants in this process include card issuers, cardholders, merchants, and card associations. Card issuers are financial institutions that issue credit cards to approved applicants and are identifiable by their trade name typically imprinted on the issued cards. The approved applicant is referred to as a cardholder, and may be any entity for which an issuer wishes to extend a line of credit, such as a consumer, a corporation, or a government agency.

The term merchant generally refers to any organization that accepts credit or debit cards for the payment of goods and services, such as retail stores, restaurants, corporate purchasing departments, universities, and government agencies. The cardholder may use the card at any merchant location that meets the qualification standards of the card associations, known as MasterCard and VISA, or other card issuers such as American Express, Discover, Diners Club and debit networks such as Interac. The card associations consist of members, generally financial institutions, who establish uniform regulations that govern much of the industry.

Before a merchant accepts a credit or debit card as a payment alternative to cash, it must receive information from the card issuer that the card is authentic and that the impending transaction value will not cause the cardholder to exceed defined limits. The merchant must be compensated for the value of the purchased good, which also involves the card issuer. The card issuer then seeks reimbursement from the cardholder in the form of a monthly credit card bill or by debiting the cardholder’s bank account. The merchant and the card issuer, however, generally do not interface directly with each other, but, instead rely on electronic transaction processors, such as Global Payments, and card associations to exchange the required information and funds.

As an electronic transaction processor, we serve as an intermediary in the exchange of information and funds between merchants and card associations for credit card transactions and between merchants and financial institutions for debit card transactions. Credit card transactions and debit card transactions account for approximately 75% and 25%, respectively, of our total transactions processed. The card associations then use either a system known as interchange, in the case of credit cards, or the debit networks in the case of debit cards, to transfer the information and funds between electronic transaction processors and card issuers, and complete the link between merchants and card issuers. Electronic transaction processors generally advance payment to merchants for credit and debit card transactions before receiving the interchange or debit transaction reimbursement from the card issuers. This business model differs from the business model followed by electronic transaction processors in the United States, in that, in the United States, merchant funding primarily occurs after the electronic transaction processor receives the funds from the card issuer.

Based on our total revenues and on industry publications such as The Nilson Report, we believe that we are one of the largest electronic transaction processors in the world. In addition, we are currently a leading mid-market merchant acquirer in the United States and the largest, publicly-traded independent VISA and MasterCard acquirer in Canada. While we service all industry segments, we specialize in the mid-market segment in the United States and larger volume segments in Canada. We define mid-market as a merchant with an average of $250 thousand to $300 thousand in annual VISA and/or MasterCard volume. We provide services directly to our merchant customers, as well as to financial institutions and independent sales organizations that purchase and resell our services to their own portfolio of merchant customers. Our key markets include merchant customers in the following vertical industries: government, restaurant, universities, gaming, retail and health care.

We offer end-to-end services, which means that we believe that we have the ability to fulfill all of our customers’ needs with respect to electronic transaction processing. We market our services through a variety of sales channels that includes a large, dedicated sales force, independent sales organizations, independent sales representatives, an internal telesales group, trade associations, alliance and agent bank relationships, and financial institutions.

Industry Overview and Target Markets

We believe that significant opportunities exist for continued growth in the application of transaction processing services to the electronic commerce market. Although a large percentage of retail transactions still utilize cash, merchants encourage electronically authorized and settled transactions using credit and debit cards as a more efficient means of transacting business with their customers. The rapid growth of retail credit card transactions, as well as the increased utilization of debit cards, directly correlates with the historic growth of our business. In the United States, total consumer spending is expected to continue to increase, along with an increase in the percentage using forms of payment other than cash and checks, i.e., credit and debit cards and other electronic means. Based on The Nilson Report, we believe that more than $2.1 trillion of annual consumer spending is charged using VISA and MasterCard. In Canada, we expect to benefit from similar consumer spending trends. We also believe that over $217 billion (Canadian) or approximately $141 billion (U.S.), of annual Canadian consumer spending uses VISA, MasterCard or debit as the form of payment.

We believe that the proliferation of “loyalty” or co-branded cards that provide consumers with added benefits for card use should contribute to increased use of credit and debit cards in the future. Finally, as merchants and consumers continue to use electronic commerce as a means to purchase goods and services, both the consumer-to-business and business-to-business aspects of electronic commerce will demand a growing array of transaction processing and support services. Each of these market trends should increase demand for our services.

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

We believe that the number of electronic transactions will continue to grow in the future and that an increasing percentage of these transactions will be processed through emerging technologies, such as wireless payment products, stored value cards and other custom payment solutions. These emerging technologies will be a major factor in accelerating the continued conversion from paper transaction processing to electronic transaction processing, which will result in greater growth opportunities for our business.

Payment processing service providers, such as Global Payments, provide high volume electronic transaction processing and support services directly to banking institutions and to new entrants into the business. The shift in the industry from traditional financial institution providers to independent providers is due in large part to more efficient distribution channels, as well as increased technological capabilities required for the rapid and efficient creation, processing, handling, storage, and retrieval of information. These capabilities have become increasingly complex, requiring significant capital commitments to develop, maintain, and update the systems necessary to provide these advanced services at a competitive price.

As a result of the continued growth in our industry, several large merchant processors, including us, have expanded operations through the creation of alliances or joint ventures with banks and have acquired new merchant portfolios from banks that previously serviced these merchant accounts.

Strategy

Our business strategy centers on providing a full range of electronic transaction processing services in the markets we serve. We believe that this strategy provides the greatest opportunity for leveraging our existing infrastructure and maintaining a consistent base of recurring revenues. We believe that the electronic commerce market presents additional attractive opportunities for continued growth. In pursuing our business strategy, we seek both to increase our penetration of existing markets and to continue to identify and create new markets, such as the electronic commerce market, and further leverage our infrastructure through the following:

•	development of value-added applications, enhancement of existing products, and development of new systems and services;

•	expansion of distribution channels, primarily direct card and independent sales organizations or ISOs and value added resellers or VARs;

•
acquisition, investments, and alliances with companies that have compatible products, services, development capabilities and distribution capabilities in the direct card business (domestic and internationally); and

•	systems integrations, primarily consolidation of operating platforms, across North America.

Products and Services

We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings.

Merchant Services

Our merchant services offerings include credit and debit card transaction processing, business-to-business purchasing card transaction processing, check guarantee, check verification and recovery, gift and loyalty card processing and terminal management services.

Credit card and business-to-business purchasing card processing are essentially the same service. Credit card processing describes a consumer acquiring goods or services from a retail location, whereas business-to-business card processing refers to a corporate purchasing department acquiring goods, such as office supplies or raw materials, from a corporate vendor. We also provide certain debit card transaction processing services, which are similar to credit card transactions, except that the information and funds are exchanged between the merchant and a cardholder’s personal bank account, instead of between the merchant and a credit card issuer.

Our card processing services can be marketed in several distinct categories: authorization, electronic draft capture, settlement, retrieval of credit card receipts, chargeback resolution, merchant accounting, risk management, and support services. We derive revenue for these services primarily based on a percentage of transaction value or on a specified amount per transaction. We also typically charge for various processing fees, unrelated to the number of transactions or the transaction value.

Authorization and electronic draft capture are related services that generally refer to the process whereby the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed a defined limit. The authorization process typically begins when a cardholder presents a card for payment at a merchant location and the merchant swipes the card’s magnetic strip through a point of sale terminal card reader. The terminal electronically records sales draft information, such as the credit card identification number, transaction date, and dollar value of the goods or services purchased, and then automatically dials a pre-programmed phone number connected to the network of an electronic transaction processor, such as Global Payments. The electronic transaction processor then routes the request to the applicable card association, such as MasterCard or Visa. The card association then routes the authorization request to the card issuer, who determines a response based on the status of the cardholder’s account. The response is then returned to the merchant’s terminal via the same communication network. This entire authorization and response process occurs within seconds from the time the merchant swipes the cardholder’s card through the point of sale terminal card reader.

After a transaction has been authorized, the merchant must be compensated for the value of the purchased good or service, which is typically described as settlement. We use our network telecommunication infrastructure and the Federal Reserve’s Automated Clearing House system, or ACH in the United States and the Automated Clearing Settlement System, or ACSS, and the Large Value Transfer System, or LVTS, both in Canada, to ensure that our merchants receive the proper funds due to them for the value of the goods or services that the cardholder purchased. We also provide retrieval of credit card receipts and chargeback resolution services, both of which relate to cardholders disputing an amount that has been charged to their credit card. We not only retrieve the original sales draft from the merchant location, but also review the dispute and handle the related exchange of information and funds between the merchant and the card issuer if a charge is to be reversed.

Our merchant accounting services provide information to monitor portfolio performance, control expenses, disseminate information, and track profitability through the production and distribution of detailed statements summarizing electronic transaction processing activity. Our risk management services allow financial institutions to monitor credit risk, thereby enhancing the profitability of their merchant portfolios. Our risk management services include credit underwriting, credit scoring, fraud control, account processing, and collections. We also provide our customers with various support services, such as working with merchants to set-up their credit card programs or resolving issues relating to their terminal card readers.

Check guarantee services include comprehensive check verification and guarantee services designed for a merchant’s specific needs and risk adversity. Since this service offering guarantees payment of all checks that are electronically verified (primarily using point-of-sale check readers) through our extensive database, merchants may safely expand their revenue base by applying less stringent requirements when accepting checks from consumers. If a verified check is dishonored, our check guarantee service generally provides the merchant with reimbursement of the check’s face value, and then pursues collection of the check through our internal collection services. To protect against this risk, we use verification databases that contain information on historical delinquent check writing activity and up-to-date consumer bank account status. We derive revenue for these services primarily by charging the merchant a percentage of the face value of each guaranteed check.

In the specialized vertical market of gaming, we released our VIP Preferred proprietary software, which provides the gaming industry with the tools to establish up to $10,000 revolving check cashing limits for the casinos’ customers. Because VIP Preferred cardholders have fast access to cash with high limits, gaming establishments can increase money to their floor and eliminate associated risk because transactions are 100 percent guaranteed. We also offer an electronic check option, VIP Preferred e-Check, which eliminates the need for paper checks as part of the VIP Preferred suite of products.

Check verification and recovery services are similar to those provided in the check guarantee service, except that this service does not guarantee payment of the verified checks. This service provides a low-cost, loss-reduction solution for merchants wishing to quickly measure a customer’s check presentment worthiness at the point of sale, while not having to incur the additional expense of check guarantee services. We derive revenue for these services primarily from the service fees collected from delinquent check writers, fees charged to merchants based on a transaction rate per verified check, and fees charged to merchants for specialized services, such as electronic re-deposits of dishonored checks.

Our terminal management offering provides a variety of products and services relating to electronic transaction processing equipment, such as terminal programming and deployment, set-up and telephone training, maintenance and equipment replacement, warehousing and inventory control, customer service and technical support, customized reporting, and conversions. We provide these services directly to our own portfolio of merchants, as well as, indirectly to merchants on behalf of our financial institution and independent sales organization customers. We derive revenue from equipment sales and rentals, programming and deployment fees, and repairs and maintenance services.

Funds Transfer

Our electronic funds transfer product and service offerings include a wide variety of services such as financial EDI, account balance reporting, management information and deposit reporting. These products and services provide financial, management and operational data to financial institutions, corporations and government agencies worldwide and allow these organizations to exchange the information with financial institutions and other service providers. We also provide EDI tax filing and Internet tax payment services that allow financial institutions and government agencies to offer corporate taxpayers a secure and convenient method of paying taxes electronically. Tax payment security is handled through both SSL encryption/decryption and multi-level password access and operates through a web site that serves as the portal for securely receiving tax information and delivering the transaction for payment.

Total revenues from our merchant service and funds transfer customers are as follows:

	2002	2001	2000
	(in thousands)
Merchant services	$449,144	$334,979	$318,262
Funds transfer	13,682	18,216	21,771

	$462,826	$353,195	$340,033

Sales and Marketing

We market our products and services to the electronic commerce markets through a variety of distinct sales channels that include a large, dedicated sales force, independent sales organizations, independent sales representatives, an internal telesales group, alliance bank relationships, and financial institutions. In addition to receiving referrals from approximately 1,800 bank branch locations in Canada, we have associations with over 200 organizations and approximately 1,000 VARs in the United States that provide sales leads. We market our products and services throughout the United States, Canada and Europe. For a discussion of revenues in the United States, Canada and Europe for the fiscal years ended May 31, 2002, 2001 and 2000, see Note 2 in the Notes to Consolidated Financial Statements.

We have two basic business models we use to market our products and services. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force and independent sales organizations, or ISOs, that sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide unbundled products and services primarily to financial institutions that in turn resell to their merchants. After providing for the full year impact of acquisitions, approximately 80% of our merchant services revenue is direct and the remaining 20% is indirect.

Additionally, we market directly to customers through print advertising and direct mail efforts. We participate in major industry tradeshow and publicity events and actively employ various public relations campaigns. We intend for this strategy to utilize the lowest delivery cost system available to successfully acquire target customers.

Employees

As of June 30, 2002, we and our subsidiaries had approximately 1,800 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction processing, and we believe that our current and future operations depend substantially on retaining these employees.

Competition

We operate in the electronic transaction processing industry. Our primary competitors in this industry include other independent processors, as well as certain major national and regional financial institutions and independent sales organizations. Certain of these companies are privately held, and the majority of those that are publicly held do not release the information necessary to precisely quantify our relative competitive position. Based on industry publications such as The Nilson Report, management believes that we are one of the largest electronic transaction processors in the world. According to that report, one of our competitors, First Data Corporation and its affiliates, is the largest electronic transaction processor in the United States. Our primary competitor in Canada is Moneris Solutions, which we believe has a slightly larger share of the Canadian electronic transaction market than we do. Moneris Solutions is a joint investment of the Royal Bank of Canada and the Bank of Montreal.

The most significant competitive factors related to our product and services include: quality, value-added features, functionality, price, reliability, the breadth and effectiveness of our distribution channel, customer service, and the manner in which we deliver our services. These competitive factors will continue to change as new distribution channels and alternative payment solutions are developed by our competitors and us.

Our primary strategy to distinguish ourselves from our competitors focuses on offering a variety of electronic transaction processing payment solutions to our customers. These enhanced services involve vertical market and sophisticated reporting features that add value to the information obtained from our electronic transaction processing databases. We believe that our knowledge of these specific markets, the size and effectiveness of our dedicated sales force, and our ability to offer specific, integrated solutions to our customers, including hardware, software, processing, and network facilities, and our flexibility in packaging these products are positive factors that enhance our competitive position.

Banking Regulations

CIBC owns 26.5% of our common stock outstanding. As a result of CIBC’s equity interest in our company, we are considered a subsidiary of CIBC for U.S. bank regulatory purposes. CIBC is a Canadian Bank with operations in the United States. Accordingly, CIBC is regulated in the U.S. as a foreign bank and, as a result, is subject to most of the same limitations as a U.S. bank holding company under provisions of the Bank Holding Company Act. In being considered a subsidiary of CIBC, we are subject to those same regulations. We are also subject to examination by the Federal Reserve Board. As a general matter, we are able to operate our merchant services and funds transfer businesses as we have historically, but our ability to expand into unrelated businesses may be limited unless they are activities that the Bank Holding Company Act allows or the Federal Reserve Board approves.

Bank holding companies may engage in the business of banking, managing and controlling banks, and in other activities so closely related to managing and controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act, enacted in 1999, amended the Bank Holding Company Act to allow greater operational flexibility for bank holding companies that are well-capitalized, well-managed and meet certain other conditions. Such companies are referred to as “financial holding companies.” Financial holding companies may engage in activities that are financial in nature, or that are incidental or complimentary to financial activities. The legislation defines securities and insurance activities as being permissible financial activities, allows certain merchant banking activities, and establishes a procedure for the Federal Reserve Board, together with the U.S. Treasury Department, to announce additional permissible activities.

As a foreign bank, CIBC may qualify for financial holding company status and has done so. If a financial holding company falls out of compliance with the well-managed, well-capitalized, community reinvestment requirements, it must enter into an agreement with the Federal Reserve to rectify the situation. The Federal Reserve may refuse to allow the financial holding company, which would include its subsidiaries, to engage in new “financial” activities; may require it to cease current “financial” activities; and may require it to divest its bank.

The merchant services and funds transfer businesses that we conduct are permissible activities for bank holding companies (as well as financial holding companies) under U.S. law, and we do not expect the limitations described above to adversely affect our current operations. It is possible, however, that these restrictions might limit our ability to enter other businesses that we may wish to engage in at some time in the future. It is also possible that these laws may be amended in the future, or new laws or regulations adopted, that adversely affect our ability to engage in our current or additional businesses.

Additionally, CIBC is subject to the Bank Act (Canada), which, among other things, limits the types of business which CIBC may conduct, directly or indirectly, and the types of investments which CIBC may make. CIBC’s shareholding in our company is currently permitted under the Bank Act. The Bank Act, except as we have discussed, does not otherwise apply to us.

Under the Bank Act, CIBC is permitted to continue to hold its interest in us, as long as the business undertaken by us is consistent with the applicable provisions of the Bank Act. If we undertake businesses inconsistent with the businesses in which CIBC is permitted to hold an interest, CIBC may be required, pursuant to the provisions of the Bank Act, to dispose of its shares prior to the expiration of the restrictions on re-sale that we have negotiated with CIBC.

We have agreed with CIBC, in effect, that we will not undertake any business inconsistent with the applicable provisions of the Bank Act. We do not anticipate that compliance with this undertaking will affect, in any material way, our ability to carry on the merchant services and funds transfer businesses. Our ability to expand into other businesses will be governed by the undertaking and the applicable provisions of Canadian banking legislation at the relevant time. There is no assurance that subsequent amendments to the Bank Act will not adversely affect our ability to carry on our business in some respects.

ITEM 2— PROPERTIES

Our corporate headquarters are located at Four Corporate Square in Atlanta, Georgia, where we lease from NDC a five-story, 85,000 square foot building. This lease expires in 2004 unless extended prior to that time. In the first quarter of fiscal 2002, in order to support additional growth and consolidation efforts, we moved our merchant acquiring business back-office and customer service operation from a 35,000 square foot facility in Hanover, Maryland to an 85,000 square foot facility that we lease in Owings Mills, Maryland. In addition, we lease a total of 28 other facilities in the United States, one in Peterborough, United Kingdom, two in Toronto, Canada, and eight others throughout Canada. We are currently consolidating the two Toronto facilities into a 44,000 square foot facility in Toronto, to support growth and the integration efforts of existing Canadian acquisitions. We own or lease a variety of computers and other related equipment for our operational needs. We continue to upgrade and expand our computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

We believe that all of our facilities and equipment are suitable and adequate for our business as presently conducted.

ITEM 3— LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to the normal course of our business. In our opinion, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during our fourth quarter ended May 31, 2002.

PART II

ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the New York Stock Exchange under the ticker symbol “GPN” on February 1, 2001. The table set forth below provides the high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2002 and the third and fourth quarter during fiscal 2001. We expect to continue to pay our shareholders a dividend per share in amount comparable to that indicated in the table and to continue to do so on a quarterly basis. However, any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2002
First Quarter	$35.55	$26.05	$0.04
Second Quarter	35.65	23.05	0.04
Third Quarter	36.00	30.35	0.04
Fourth Quarter	38.42	30.95	0.04

Fiscal 2001
Third Quarter	$20.90	$18.03	$—
Fourth Quarter	26.50	16.65	0.04

The number of shareholders of record of our common stock as of August 15, 2002 was 2,981.

ITEM 6— SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data” included elsewhere in this annual report. The income statement data for each of the three fiscal years ended May 31, 2002, and the balance sheet data as of May 31, 2002 and 2001 are derived from the audited consolidated financial statements included elsewhere in this annual report. The balance sheet data as of May 31, 2000 was derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2001. The income statement data for each of the two fiscal years ended May 31, 1999 and the balance sheet data as of May 31, 1999 are derived from the audited consolidated financial statements included in our Registration Statement on Form 10 filed with the SEC on September 8, 2000, as subsequently amended. The balance sheet data as of May 31, 1998 is derived from the unaudited consolidated financial statements that have been prepared by management.

For Year Ended May 31,
(In thousands, except per share data)

	2002		2001		2000		1999		1998
Income statement data:
Revenue	$462,826		$353,195		$340,033		$330,051		$291,547
Operating income	71,418	(1)	53,046	(1)	63,212		76,675		57,974
Income before cumulative effect of change in accounting principle	39,839		23,668		33,047		41,336		31,077
Cumulative effect of a change in accounting principle, net of $8,614 income tax benefit	(15,999	)(2)	—		—		—		—

Net income	$23,840		$23,668		$33,047		$41,336		$31,077

Per share data:
Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$1.09		$0.83		$1.24		$1.53		$1.21
Cumulative effect of accounting change	(0.44)		—		—		—		—

Net income	$0.65		$0.83	(3)	$1.24	(3)	$1.53	(3)	$1.21	(3)

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$1.05		$0.82		$—		$—		$—
Cumulative effect of accounting change	(0.42)		—		—		—		—

Net income	$0.63		$0.82		$—	(4)	$—	(4)	$—	(4)

Dividends per share	$0.16		$0.04	(5)	$—	(5)	$—	(5)	$—	(5)

Balance sheet data:
Total assets	$431,418		$458,604		$287,946		$289,667		$276,753
Line of credit	22,000		73,000		—		—		—
Due to NDC	—		—		96,125		89,375		109,375
Obligations under capital leases	7,310		4,713		7,232		15,774		6,616
Total shareholder’s equity	296,288		271,022		119,795		106,923		83,806

(1)	Includes restructuring and other charges of $10,993 and $4,882 in fiscal 2002 and 2001, respectively. See Note 12 of the Notes to Consolidated Financial Statements.

(2)	See Note 2 of the “Notes to Consolidated Financial Statements—Goodwill and Other intangible assets.”

(3)
Using the ratio of 0.8 of a share of Global Payments common stock for each share of NDC common stock held on January 31, 2001, or the Distribution Date, the date of NDC’s spin-off of its eCommerce business into Global Payments. Weighted average shares outstanding are computed by applying the distribution ratio to the historical NDC weighted average shares outstanding for all periods presented.

(4)
Diluted earnings per share is not presented in the selected financial data for historical periods prior to fiscal 2001 as Global Payments stock options did not exist prior to the Distribution Date. Refer to Note 2 of our “Notes to Consolidated Financial Statements—Earnings per share.”

(5)	Dividends were first paid in the fourth quarter of fiscal 2001, after the Distribution Date.

ITEM 7— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in Exhibit 99.1 to this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” at the beginning of “Item 1. Business.”

You should read the following discussion and analysis in conjunction with “Item 6: Selected Financial Data” and “Item 8: Financial Statements and Supplementary Data” appearing elsewhere in this report.

General

We are primarily a mid-market merchant acquirer in the United States, and the largest, publicly traded independent VISA and MasterCard acquirer in Canada. We provide a wide range of end-to-end electronic transaction processing solutions to merchants, corporations, financial institutions and government agencies. Our products and services are marketed through a variety of distinct sales channels that include a large, dedicated direct sales force, independent sales organizations, independent sales representatives, an internal telesales group, trade associations, alliance bank relationships and financial institutions.

We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings. Approximately 97% of our current revenue base is from merchant services offerings. The remaining 3% of our total revenue is from our funds transfer service offerings.

Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. We have two basic business models. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force and independent sales organizations, or ISOs, that sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide unbundled products and services primarily to financial institutions that in turn resell to their merchants. After providing for the full year impact of acquisitions, approximately 80% of our merchant services revenue is direct and the remaining 20% is indirect.

In fiscal 2002 and 2001, we made several adjustments to our results, as reported, according to generally accepted accounting principles, or GAAP, to disclose pro forma or “normalized” results of operation. The normalized results exclude the impact of divested businesses, other non-recurring items, such as restructuring and other charges, a non-cash loss on investment, and certain pro forma costs assuming the spin-off from NDC occurred on June 1, 1999. We believe the normalized results of operations more clearly reflect comparative operating performance because current and prior year GAAP results include the certain one-time items listed above. The following discussion and analysis will address both GAAP reported results and normalized results of operations for the comparison of the fiscal year ended May 31, 2002 and 2001 and fiscal year ended May 31, 2001 and 2000.

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

Cost of service consists primarily of: the cost of network telecommunications capability; transaction processing systems; personnel who develop and maintain applications, operate computer networks and provide customer support; depreciation and occupancy costs associated with the facilities performing these functions; and provisions for operating losses.

Sales, general and administrative expenses consist primarily of salaries, wages and related expenses paid to sales personnel; non-revenue producing customer support functions and administrative employees and management; commissions to independent contractors and ISOs; advertising costs; other selling expenses; employee training costs; and occupancy of leased space directly related to these functions.

Other income and expense primarily consists of: minority interest in earnings, interest income and expense and other miscellaneous items of income and expense.

Our earnings before interest, taxes, depreciation and amortization, or EBITDA, is defined as operating income plus depreciation and amortization. This statistic and its results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies. EBITDA is not a measurement of financial performance under GAAP and is not presented as a substitute for net income or cash flow from operating, investing or financing activities determined in accordance with GAAP. However, we believe this statistic is a relevant measurement and provides comparable cash earnings measure, excluding the impact of the amortization of acquired intangibles, timing differences associated with merchant processing and working capital funding and the related depreciation charges.

Results of Operations

Fiscal Year Ended May 31, 2002 Compared to Fiscal Year Ended May 31, 2001

In fiscal 2002, revenue increased $109.6 million or 31% to $462.8 million from $353.2 million in fiscal 2001. The increase in revenue was primarily due to the CIBC, Imperial Bank, and National Bank portfolio acquisitions as well as continued growth in our direct merchant services business. Our ISO sales channel also continues to be a strong contributor to revenue, while revenues from our indirect merchant services and funds transfer continued to decline as forecasted. The growth in direct merchant card services revenue is due primarily to our portfolio acquisitions, the addition of new merchant relationships, including those added through our ISO relationships, and increased usage of credit cards and debit cards within our existing merchant customers. The declines in revenue from indirect merchant services are primarily a result of the consolidating financial institution market. Funds transfer is a mature market and although we continue to service our existing customers we do not intend to invest in this area.

In fiscal 2001, we recorded approximately $13.9 million in non-recurring revenue. We divested our card issuing business for cash consideration approximately equal to its net book value. The revenue from the card issuing business in fiscal 2001 was $2.9 million. We excluded the card issuing business from our previously reported normalized fiscal 2001 revenue of $350.3 million. In addition, we had $11.0 million of other non-recurring revenue during fiscal 2001. We decided to significantly reduce our bulk terminal equipment sale business during the first quarter of fiscal 2002, which did not produce meaningful operating income. The revenue from the bulk terminal business decreased by $4.0 million to $2.4 million in fiscal 2002 from $6.4 million in fiscal 2001. Further, we provided processing services during fiscal 2001 to CIBC and Imperial Bank for which, after the related portfolio acquisitions, we were no longer able to record as revenue externally. The revenue recorded during fiscal 2001 from these institutions was approximately $1.3 million. We also recorded $5.7 million in non-recurring revenue from a limited number of customers, of which approximately $2.5 million related to non-recurring chargeback services and $3.2 million related to our non-core domestic funds transfer business.

Cost of service increased by $59.7 million or 31% from $192.4 million in fiscal 2001 to $252.1 million in fiscal 2002. As a percentage of revenue, cost of service remained unchanged from 54.5% in both fiscal 2002 and 2001. The increase in cost of service expenses is attributable to the inclusion of costs associated with CIBC’s and Imperial Bank’s merchant acquiring businesses, which we acquired in the fourth quarter of fiscal 2001, and National Bank’s merchant acquiring business, which we acquired in the second quarter of fiscal 2002.

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. We adopted this new standard in the first quarter of fiscal 2002. In accordance with SFAS No. 142, we discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life. The cost of service increases were partially offset by a decrease associated with the adoption of SFAS No. 142, which lowered amortization expense by $7.4 million in fiscal 2002, and a decrease of $2.3 million associated with the divested card issuing business in fiscal 2001.

In fiscal 2001, we recorded a $3.0 million charge associated with a change in our operating guidelines related to our aged chargeback receivables in the merchant settlement function. Prior to the change in guidelines, we carried a disputed merchant chargeback receivable until resolution. Under our current guidelines, generally within 25 days of receiving a chargeback notice from VISA or MasterCard, we complete our review of the matter and either charge the merchant or the issuing bank, pending final disposition if the chargeback remains disputed by either party. Therefore, we no longer hold the receivable exposure on these pending chargebacks, but continue to pursue a favorable resolution and collections on behalf of our merchants. This change recognized that some chargebacks under review in fiscal 2001 may not be collectible, therefore we provided for a $3.0 million non-recurring charge in fiscal 2001, resulting in an increase in our provision for operating losses to $8.4 million. In fiscal 2002, our provision for operating losses was $9.8 million. The increase in operating losses in fiscal 2002 is a result of the increase in credit and debit card volumes processed and losses associated with merchant fraud.

Sales, general and administrative expenses increased $25.4 million or 25% to $128.3 million in fiscal 2002 from $102.9 million in fiscal 2001. As a percentage of revenue, these expenses decreased to 27.7% at May 31, 2002 compared to 29.1% at May 31, 2001. The increase in sales, general and administrative expenses was due to the higher level of sales infrastructure, personnel and related costs to grow revenue, the inclusion of merchant acquiring portfolio acquisitions, growth in residual payments to ISOs, and the CIBC and Imperial Bank merchant acquiring portfolio back-end conversion costs, offset by a decrease of $0.7 million associated with the divested card issuing business in fiscal 2001. The decrease in sales, general and administrative expenses as a percentage of revenue is due to a reduction of administrative costs related to the consolidation of business locations and acquisition integrations.

During fiscal 2002, we incurred restructuring and other charges of $11.0 million. During the fourth quarter of fiscal 2002, we completed plans for the closing of four locations including associated management and staff reductions. Of the $11.0 million in charges, $1.5 million related to facility closing costs; $6.7 million related to severance and related costs; and $2.8 million related to other costs. During fiscal 2001, we continued our efforts to streamline operations through office consolidations. Accordingly, in the fourth quarter of fiscal 2001, we incurred a $4.9 million restructuring charge related to office consolidations and severance payments to terminated employees. See Note 12 in the Notes to Consolidated Financial Statements appearing elsewhere in this report for more details on these restructuring and other charges incurred in both fiscal years.

Operating income increased $18.4 million or 35% to $71.4 million in fiscal 2002 from $53.0 million in fiscal 2001. Operating income, excluding the impact of restructuring and other charges in the amount of $11.0 million, results in normalized operating income of $82.4 million in fiscal 2002. Normalized operating income for fiscal 2001 is $60.7 million. This excludes $4.9 million in restructuring and other charges, $3.0 million due to the change in operating guidelines related to aged chargebacks and $0.1 million in losses from the divested card issuing business, but includes $0.3 million of additional sales, general and administrative expenses as if we were a public company as of June 1, 2000. Our normalized operating income increased $21.7 million or 36%. Our normalized operating income margin, as a percentage of normalized revenue, increased to 17.8% in fiscal 2002 compared to 17.3% in fiscal 2001.

The increase in normalized operating income and normalized operating income margin is attributable to synergies from our acquisition integration efforts, improvement due to the ISO sales channel growth and the reduction of administrative costs related to the consolidation of business locations. However, the improvements are partially offset by the impact of the continued declines in our indirect merchant services and funds transfer businesses, discussed above.

Other income and expense decreased by $7.6 million or 52% to $7.0 million for fiscal 2002 from $14.6 million for fiscal 2001. Excluding a one-time charge of $5.0 million in fiscal 2001 associated with a non-cash loss on an investment, but including $0.8 million in additional fiscal 2001 interest expense as a result of the differences in the interest rate under the terms of our line of credit versus the amounts historically allocated from NDC, normalized other income and expense decreased $3.4 million to $7.0 million for fiscal 2002 from $10.4 million for fiscal 2001. The decrease in normalized other income and expense is due to lower variable interest rates on our credit facilities in fiscal 2002 and the buyout of the MasterCard minority interest in Global Payment Systems LLC effective June 1, 2001. Also, the decrease in outstanding balances on the credit facilities resulted in lower interest expense in fiscal 2002.

Income before a cumulative effect of a change in accounting principle increased $16.1 million or 68% to $39.8 million in fiscal 2002 from $23.7 million in fiscal 2001. Excluding the after-tax effects from the one-time adjustments that reconcile GAAP to normalized results discussed above, normalized income before the cumulative effect of a change in accounting principle, increased $15.7 million or 51% to $46.6 million in fiscal 2002 from $30.9 million in fiscal 2001. The increase in normalized income is due to improvements in income before tax, discussed above, and in part to a decrease in our effective tax rate from 38.5% during fiscal 2001 to 38.2% during fiscal 2002. In fiscal 2003, we expect the effective tax rate to be 37.4%. These decreases in the tax rate are due in part to tax credits and the adoption of SFAS No. 142, discussed in Notes 2 and 7 to the Notes to Consolidated Financial Statements.

The increase in earnings per share before the cumulative effect of a change in accounting principle is due to an increase in income and was impacted by the additional shares outstanding as a result of the stock issued in consideration of the purchase of CIBC’s merchant acquiring portfolio. Normalized diluted earnings per share for fiscal 2002 is $1.23. This excludes the earnings per share impact of the change in accounting principle, $(0.42); and the earnings per share impact of the restructuring and other charge, $(0.18), from reported diluted earnings per share of $0.63. Normalized diluted earnings per share increased $0.17 or 16% to $1.23 in fiscal 2002 from $1.06 in fiscal 2001, which excludes the one-time adjustments described above in fiscal 2002 and 2001.

The Company recorded a change in accounting principle of $16.0 million, net of tax, in fiscal 2002. At June 1, 2001, we had an indefinite life intangible asset, a trademark, with a carrying value of $24.6 million. The trademark was acquired on April 1, 1996 with the purchase of 92.5% ownership interest in MasterCard International’s Merchant Automated Point-of-Sale Program, or MAPP. The value of the trademark related to the use of the MAPP name and logo. In connection with the spin-off from NDC, we launched a significant rebranding effort under the Global Payments Inc. name and logo. In addition, effective June 1, 2001, we purchased MasterCard’s remaining minority interest, ending all existing marketing alliances with MasterCard and began conducting a study related to the future use of the trademark. In fiscal 2002, we completed an appraisal with an independent valuation firm of the fair value of the trademark as of June 1, 2001, the implementation date of SFAS No. 142. Based on the lack of continuing use of the MAPP trademark as of June 1, 2001, the fair value of the trademark was determined to be zero. In accordance with SFAS No. 142, the $24.6 million ($16.0 million, net of tax) was written off as of June 1, 2001 and was recorded as a cumulative effect of a change in accounting principle.

Fiscal Year Ended May 31, 2001 Compared to Fiscal Year Ended May 31, 2000

Our revenue increased $13.2 million, or 4%, to $353.2 million in fiscal 2001 from $340.0 million in fiscal 2000. This increase was primarily due to the inclusion of revenues from CIBC’s merchant acquiring business acquired in March 2001. The increase from the acquisition was partially offset by a decrease of $10.0 million associated with business divestitures during fiscal 2001 and 2000 and a non-recurring product and service mix change of $2.8 million in fiscal 2000.

In fiscal 2001, we divested our card issuing business for cash consideration approximately equal to its net book value. Revenues associated with this business were $2.9 million in fiscal 2001 and $8.8 million in fiscal 2000. In addition, in fiscal 2000, we experienced a non-recurring product and service mix change in our terminal business and divested a small product offering. Revenues in fiscal 2000 associated with the change in the terminal business and the product offering were $2.8 million and $1.2 million respectively.

Excluding the revenue from these divested businesses and non-recurring items, normalized revenue was $350.3 million in fiscal 2001 compared to $327.2 million in fiscal 2000, an increase of $23.1 million or 7%. This increase was due to the inclusion of revenues from CIBC’s merchant acquiring business and strong volume and transaction growth in our direct merchant acquiring business. The increase in revenue in our direct merchant services in fiscal 2001 was offset by declines in revenues from our indirect merchant services and funds transfer product offerings in fiscal 2001 compared to fiscal 2000.

Cost of service increased $10.9 million or 6% from $181.5 million in fiscal 2000 to $192.4 million in fiscal 2001. Excluding the charges for the divested businesses in fiscal 2001 and fiscal 2000 and a charge of $1.7 million associated with the change in the terminal business in fiscal 2000, normalized cost of service was $187.1 million for fiscal 2001 compared to $174.0 million in fiscal 2000, an increase of $13.1 million or 8%. This increase in normalized cost of service is primarily attributed to the inclusion of costs associated with CIBC’s merchant acquiring business in our normalized results for fiscal 2001. As a percentage of normalized revenue, normalized cost of service was 53% in both fiscal 2001 and 2000.

Sales, general and administrative expenses increased $7.6 million or 8%, from $95.3 million in fiscal 2000 to $102.9 million in fiscal 2001. Excluding expenses relating to divested businesses and adding expenses that would have been incurred if the spin-off from NDC had occurred on June l, 1999, normalized sales, general and administrative expenses were $102.5 million in fiscal 2001 compared to $94.0 million in fiscal 2000, an increase of $8.5 million or 9%. As a percentage of normalized revenue, these normalized expenses increased to 29.3% in fiscal 2001 compared to 28.7% in fiscal 2000. These increases were primarily due to the relatively higher level of investments by us in infrastructure, personnel, and direct sales channels after the spin-off from NDC, and due to increased expenses associated with the inclusion of CIBC’s merchant acquiring business.

Operating income decreased $10.2 million, or 16%, to $53.0 million in fiscal 2001 from $63.2 million in fiscal 2000. As a percentage of revenue, our operating income margin decreased to 15.0% in fiscal 2001 from 18.6% in fiscal 2000. These decreases are due primarily to the one-time adjustments described above, and generally, a higher level of investment by us after the spin-off from NDC in infrastructure, personnel, and our direct sales channels.

Normalized operating income increased $1.5 million, or 3%, to $60.7 million in fiscal 2001 from $59.2 million in fiscal 2000. As a percentage of normalized revenue, our normalized operating margin was 17.3% in fiscal 2001 compared to 18.1% for 2000.

Normalized basic earnings per share decreased $0.05, or 4%, to $1.08 for fiscal 2001 from $1.13 in fiscal 2000. This decrease is attributed to the increase in weighted-average shares outstanding, primarily due to the shares issued in consideration of the acquisition of CIBC’s merchant acquiring business partially offset by an increase in normalized net income. A total of 9.8 million shares were issued to CIBC, however only 1.9 million were outstanding for earnings per share calculations due to the partial period that commenced with the close of the acquisition on March 20, 2001.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At May 31, 2002, we had cash and cash equivalents totaling $19.2 million. Net cash provided by operating activities increased $81.9 million, or 104%, to $160.5 million for fiscal 2002 from $78.6 million for fiscal 2001. This strong cash flow is due to the growth in our domestic direct merchant services business, recent acquisitions, and acceleration in the collection of Canadian VISA net merchant processing receivables. The acceleration in the collection of receivables primarily relates to the CIBC merchant portfolio back-end conversion, which took place on October 26, 2001, and is reflected on the balance sheet in the net merchant processing receivable and payable line items. The merchant processing receivable of $76.7 million in the prior year primarily related to a net receivable from VISA which CIBC managed during the pre-conversion transition period, and, as a result, we did not receive any cash flow benefit. Since the conversion, Global Payments has been able to reduce this amount by $30.0 million which was realized in the fiscal second quarter ending November 30, 2001. The remaining balance of the decline in the account reflects net merchant funding timing differences.

Net cash used in investing activities increased $54.1 million to $87.5 million for fiscal 2002 from $33.4 million for fiscal 2001. This increase is primarily due to increased business development activities in fiscal 2002, including the National Bank merchant portfolio acquisition and the buyout of the MasterCard International Corporation minority interest in Global Payment Systems LLC. The $8.8 million increase in capital expenditures is related to office consolidation efforts and infrastructure to support future growth and acquisition integrations. In fiscal 2003, we expect approximately $15 million to $25 million in total capital spending, primarily related to continued office consolidations, acquisition integrations, systems infrastructure and product development.

Net cash used in financing activities increased $18.0 million to $59.8 million for fiscal 2002 from $41.8 million for fiscal 2001. During fiscal 2002, we borrowed approximately $62 million on our line of credit to finance the National Bank merchant portfolio acquisition and the MasterCard minority interest buyout. Together with the amount outstanding at May 31, 2001, ($73.0 million), we repaid $113 million for a net repayment of $51 million during the fiscal year ended May 31, 2002. We periodically borrow and repay amounts on our lines of credit, reflecting the funding of timing differences between merchant funding and receipts from card associations and the debit networks. As of May 31, 2002, $22.0 million is outstanding on our revolving line of credit.

As a result of our spin-off from NDC, we were allocated $96.1 million at June 1, 2000, an amount that reflected our share of NDC’s pre-distribution debt used to establish our initial capitalization. In addition, we were charged $10.1 million for spin-off costs paid by NDC. As a result, we made net payments to NDC in fiscal 2001 of $106.2 million. We funded approximately $37 million of this repayment using cash flow provided by operations and drew $59 million on our line of credit to fund the balance of the cash dividend payment to NDC on January 31, 2001. Prior to May 31, 2001, we repaid $6.0 million of the amount drawn on our line of credit. In addition, we used $20 million from our line of credit in May 2001 to finance our Imperial Bank merchant portfolio acquisition.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We currently do not have any material capital commitments, other than commitments under capital and operating leases or planned expansions. Over the next two to three years, we may develop our own hardware and software facilities for the transaction processing, cash management, file transfer and related communications functions in an effort to improve productivity and reduce cost of services. If undertaken, this development would further increase our capital expenditures above historical levels over the next two to three years. In addition to the planned capital projects referred to above, we will continue the planning and development process necessary to assume the remaining processing services currently provided to us by National Bank under a transitional service agreement.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise.

Credit Facilities

We have a commitment for a $125 million revolving line of credit. It was initially used to fund the cash due to NDC to reflect our share of NDC’s pre-distribution debt used to establish our initial capitalization. This line of credit is also available to meet working capital needs and to finance acquisitions. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility has a three-year term, expiring in January 2004. The full amount outstanding is due upon demand and therefore, we classify the amount as a current liability. As of May 31, 2002 and 2001, we had $22 million and $73 million, respectively, outstanding under this facility.

On October 1, 2001, we obtained a commitment for a $25 million revolving credit facility to finance working capital needs and other general corporate purposes. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility has a sixteen-month term, expiring in January 2003. There were no amounts outstanding at May 31, 2002 on this credit facility.

We also have a credit facility from CIBC that provides a line of credit up to $140 million (Canadian dollars), approximately $91 million U.S. as of May 31, 2002, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards. This line has a variable interest rate based on market rates. It contains customary covenants and events of default. This line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International, and has been guaranteed by our subsidiaries. This guarantee is subordinate to our primary credit facility. The CIBC credit facility had an initial term of 364 days expiring March 19, 2002, and is renewable annually at CIBC’s option. We renewed the CIBC credit facility for 120 days beginning March 20, 2002 through July 19, 2002. Subsequent to year-end, we renewed this facility through November 29, 2002. Effective with the renewal of this facility, we will incur interest costs associated with “same day value” for merchant deposits. “Same day value” has been an accepted industry practice in Canada for more than ten years. We receive credit for merchants’ sales the morning after the date of the sales transactions. The merchants’ VISA deposits are made the same day and backdated to the previous day to give the merchants “same day value”. We expect to draw on our facility with CIBC in order to facilitate the practice of “same day value”. Accordingly, in fiscal 2003, we expect interest and other expense to approximate the fiscal 2002 amount. There are no amounts outstanding under the CIBC credit facility as of May 31, 2002 and 2001.

Forward-Looking Results of Operations

During fiscal 2003, we intend to continue to focus on growing our domestic and Canadian presence, build our ISO sales channel, provide customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model. Consistent with this strategy, our expectation for fiscal 2003 revenue is $495 million to $514 million, or 7% to 11% growth, compared to $463 million in fiscal 2002. Our expectation for fiscal 2003 diluted earnings per share is $1.35 to $1.41 or 10% to 15% growth compared to normalized diluted earnings per share of $1.23 in fiscal 2002. Normalized earnings per share for fiscal 2002 excludes the earnings per share impact of the change in accounting principle, $(0.42); and excludes the earnings per share impact of the restructuring and other charge, $(0.18), from reported diluted earnings per share of $0.63. The earnings per share target reflects our expectation of achieving operating margin of 18.0% to 18.5% in fiscal 2003. Finally, we expect EBITDA between $125.0 million and $128.0 million for fiscal 2003.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. However, in many instances we reasonably could have used different accounting estimates, and in other instances changes in our accounting estimates are reasonably likely to occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.” Among those critical accounting estimates that we believe are most important to an understanding of our consolidated financial statements are those that we discuss below.

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with Note 2 of our Notes to Consolidated Financial Statements and “Risk Factors” contained in Exhibit 99.1 to this annual report.

Reserve for operating losses—We have a reserve for operating losses. We process credit card transactions for our direct merchants. Our merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or another reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability. We also utilize a number of systems and procedures to manage merchant risk. In addition, we believe that the diversification of our merchant portfolio among industries and geographic regions minimizes our risk of loss.

We recognize revenue based on a percentage of the gross amount charged and have a potential liability for the full amount of the merchant sales volume. We establish valuation allowances for operational losses based primarily on historical experience and other relevant factors. Economic downturns or increases in merchant fraud may result in significant increases in credit related issues. As of May 31, 2002, we have $2.1 million in reserves for losses associated with operating merchant card processing. Expenses of $9.8 million, $8.4 million and $3.0 million were recorded for fiscal 2002, 2001 and 2000, respectively, for these losses.

We also have a check guarantee business. Similar to the credit card business, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. We establish a valuation allowance for this activity based on historical and projected loss experiences. Expenses of $12.4 million, $9.9 million and $10.1 million were recorded for fiscal 2002, 2001 and 2000, respectively, for these losses. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance.

Impact of New Accounting Pronouncements

Effective June 1, 2001, we adopted Statements of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” or SFAS No. 133. SFAS No. 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. We have not used any derivative instruments and the adoption of this statement was not material.

In August 2001, the FASB issued Statements of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” or SFAS No. 143. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. Under SFAS No. 143, these legal obligations should be recognized in the period in which they are incurred and amortized to expense over the life of the asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 although earlier application is encouraged. This Statement will be adopted effective June 1, 2002. We have not historically incurred nor do we expect to incur material obligations associated with the retirement of long-lived assets.

In October 2001, the FASB issued Statements of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” or SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. This Statement will be adopted effective June 1, 2002. We believe that the effects of the adoption of SFAS No. 144 will not be material.

ITEM 7A— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on analyses completed and described below, we do not believe that we are exposed to material market risk from changes in interest rates and/or foreign currency rates.

Interest Rate Risk

Our $125 million revolving line of credit has a variable interest rate based on the London Interbank Offered Rates, or LIBOR. Accordingly, we are exposed to the impact of interest rate fluctuations. We have performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. A 10% proportionate increase in interest rates would have resulted in decrease in net income of $0.1 million in both fiscal 2002 and 2001.

Foreign Currency Risk

We generate a percentage of our net income from foreign operations. We are vulnerable to fluctuations in the Canadian dollar and British pound against the United States dollar and have performed a foreign exchange sensitivity analysis over the near term with a 10% change in foreign exchange rates. Assuming a 10% appreciation or depreciation in exchange rate of the British pound and the Canadian dollar would result in net increase or decrease of $2.7 million in income. This analysis does not take into effect the change in revenue that may result from such a change in exchange rate.

Derivative Financial Instruments

Historically, we have not entered into derivative financial instruments to mitigate interest rate fluctuation risk or foreign currency exchange rate risk, as it has not been cost effective. We may use derivative financial instruments in the future, if we deem it useful in mitigating our exposure to interest rate or foreign currency exchange rate fluctuations.

ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Global Payments Inc.:

We have audited the accompanying consolidated balance sheet of Global Payments Inc. (a Georgia corporation) and subsidiaries (“the Company”) as of May 31, 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended May 31, 2002 listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects the information set forth therein.

The consolidated financial statements of Global Payments Inc. as of May 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 7, the fiscal 2001 and 2000 financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of June 1, 2001. We performed the following audit procedures with respect to the disclosures in Note 7 with respect to 2001 and 2000. We (i) agreed the adjustments to reported net income representing goodwill and trademark amortization expense (including any related tax effects) recognized in those periods to the Company’s underlying accounting records obtained from management, and (ii) tested the mathematical accuracy of the reconciliation of reported net income to adjusted net income, and the related per-share amounts. Additionally, the seventh and eighth paragraphs of Note 3 contain disclosures related to 2001 that were not previously included in the 2001 notes to the financial statements. The additional disclosures relate to a 2001 acquisition and are required under Accounting Principles Board Opinion No. 16. We performed the following audit procedures with respect to such additional disclosures. We (i) derived the number of shares of common stock issued from the purchase agreement and, (ii) agreed the value of the shares issued, the amount of the cash purchase price adjustment, the allocation of the purchase price to various assets and liabilities, and the useful lives of the resulting intangibles to the Company’s underlying records obtained from management. In our opinion, the disclosures discussed above are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

As discussed in Note 2 to the Notes to Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No. 142 and recorded a cumulative effect of a change in accounting principle on June 1, 2001.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
July 17, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Global Payments Inc.:

We have audited the accompanying consolidated balance sheet of Global Payments Inc. (a Georgia corporation) and subsidiaries (“the Company”) as of May 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2001 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
July 17, 2001

EXPLANATORY NOTE REGARDING REPORT OF
INDEPENDENT PUBLIC ACCOUNTANTS

On May 2, 2002, Global Payments Inc. decided to no longer engage Arthur Andersen LLP as its independent public accountants and engaged Deloitte & Touche LLP to serve as its independent public accountants for the year ending May 31, 2002. More information regarding Global Payments Inc.’s change in independent public accountants is contained in a current report on Form 8-K filed with the SEC on May 7, 2002.

We could not obtain permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of their Report of Independent Public Accountants above. Accordingly, the Report of Arthur Andersen LLP above is merely reproduced from Global Payments Inc.’s Annual Report on Form 10-K for the year ended May 31, 2001 (although the consolidated balance sheet as of May 31, 2000 and the consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended May 31, 1999 referred to in that report are not included herein) and does not include the manual signature of Arthur Andersen LLP. See “Risk Factors—The conviction of our former independent auditors, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us and may impede our access to the capital markets.”

CONSOLIDATED STATEMENTS OF INCOME
GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Year Ended May 31,
	2002	2001	2000
Revenues	$462,826	$353,195	$340,033

Operating expenses:
Cost of service	252,126	192,389	181,479
Sales, general and administrative	128,289	102,878	95,342
Restructuring and other	10,993	4,882	—

	391,408	300,149	276,821

Operating income	71,418	53,046	63,212

Other income (expense):
Interest and other income	1,600	2,039	796
Loss on investment	—	(5,000)	—
Interest and other expense	(4,073)	(6,171)	(6,119)
Minority interest in earnings	(4,482)	(5,430)	(4,117)

	(6,955)	(14,562)	(9,440)

Income before income taxes and cumulative effect of a change in accounting principle	64,463	38,484	53,772
Provision for income taxes	24,624	14,816	20,725

Income before cumulative effect of a change in accounting principle	39,839	23,668	33,047
Cumulative effect of a change in accounting principle, net of $8,614 income tax benefit	(15,999)	—	—

Net income	$23,840	$23,668	$33,047

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$1.09	$0.83	$1.24
Cumulative effect of a change in accounting principle	(0.44)	—	—

Net income	$0.65	$0.83	$1.24

Diluted earnings per share (See Note 2)
Income before cumulative effect of a change in accounting principle	$1.05	$0.82	$—
Cumulative effect of a change in accounting principle	(0.42)	—	—

Net income	$0.63	$0.82	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
GLOBAL PAYMENTS INC.

(In thousands, except share data)
	May 31, 2002	May 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$19,194	$6,103
Accounts receivable, net of allowance for doubtful accounts of $963 and $1,198 in 2002 and 2001, respectively	43,576	39,264
Claims receivable, net of allowance for losses of $3,233 and $4,445, in 2002 and 2001, respectively	739	126
Merchant processing receivable	—	76,667
Income tax receivable	3,756	307
Inventory	2,611	3,216
Deferred income taxes	6,289	5,118
Prepaid expenses and other current assets	3,292	5,697

Total current assets	79,457	136,498

Property and equipment, net	53,643	44,336
Goodwill, net	151,712	118,791
Other intangible assets, net	141,308	158,584
Other	5,298	395

Total assets	$431,418	$458,604

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$22,000	$73,000
Merchant processing payable	9,244	8,829
Obligations under capital leases	2,599	2,739
Accounts payable and accrued liabilities	63,162	47,916

Total current liabilities	97,005	132,484

Obligations under capital leases, net of current portion	4,711	1,974
Deferred income taxes	1,788	7,237
Other long-term liabilities	6,385	7,035

Total liabilities	109,889	148,730

Commitments and contingencies (See Note 14)
Minority interest in equity of subsidiaries	25,241	38,852
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized and 36,787,255 and 36,477,168 shares issued and outstanding at May 31, 2002 and 2001, respectively	—	—
Paid-in capital	280,000	272,243
Retained earnings	20,200	2,217
Deferred compensation	(1,438)	(2,357)
Accumulated other comprehensive income	(2,474)	(1,081)

Total shareholders’ equity	296,288	271,022

Total liabilities and shareholders’ equity	$431,418	$458,604

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
GLOBAL PAYMENTS INC.

(In thousands)

	Year Ended May 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$23,840	$23,668	$33,047
Adjustments to reconcile net income to net cash provided by operating activities:
Effect of cumulative effect of a change in accounting principle, pre tax	24,613	—	—
Restructuring and other charges	4,199	2,197	—
Loss on investment	—	5,000	—
Depreciation and amortization	18,432	10,782	9,688
Amortization of acquired intangibles and goodwill	11,139	10,974	10,340
Deferred income taxes	(6,620)	(3,694)	1,786
Minority interest in earnings	4,482	5,430	4,117
Provision for operating losses and bad debts	7,515	6,586	1,019
Other	(290)	(345)	1,500
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(4,422)	(6,202)	2,423
Merchant processing, net	69,064	7,562	(22,280)
Inventory	605	728	(2,112)
Prepaid expenses and other assets	(947)	1,505	(1,269)
Accounts payable and accrued liabilities	8,858	14,423	3,037

Net cash provided by operating activities	160,468	78,614	41,296

Cash flows from investing activities:
Capital expenditures	(22,390)	(13,601)	(6,002)
Other long term assets	(5,000)	—	—
Business acquisitions, net of acquired cash	(60,154)	(23,350)	—
Increase in investments	—	—	(5,000)
Proceeds from divested business	—	3,502	—

Net cash used in investing activities	(87,544)	(33,449)	(11,002)

Cash flows from financing activities:
Net borrowings from (repayments to) NDC	—	(106,197)	6,750
Net (payments on) proceeds from line of credit	(51,000)	73,000	—
Net decrease in NDC equity investment	—	—	(21,800)
Principal payments under capital lease arrangements and other long-term debt	(3,279)	(3,144)	(9,457)
Stock issued under employees stock plans	6,734	302	—
Dividends paid	(5,857)	(1,459)	—
Distributions to minority interests	(6,431)	(4,330)	(4,377)

Net cash used in financing activities	(59,833)	(41,828)	(28,884)

Increase in cash and cash equivalents	13,091	3,337	1,410
Cash and cash equivalents, beginning of year	6,103	2,766	1,356

Cash and cash equivalents, end of year	$19,194	$6,103	$2,766

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Number of Shares	NDC Equity Investment	Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive	Loss Total Shareholders’ Equity
Balance at May 31, 1999	—	$107,088	$—	$—	$—	$(165)	$106,923

Comprehensive income
Net income		33,047					33,047
Foreign currency translation adjustment						(200)	(200)

Total comprehensive income							32,847

Net transactions with NDC		(12,718)					(12,718)
Net distributions to NDC		(7,257)					(7,257)

Balance at May 31, 2000	—	120,160	—	—	—	(365)	119,795

Comprehensive income
Net income		19,992		3,676			23,668
Foreign currency translation adjustment						(716)	(716)

Total comprehensive income							22,952

Net transactions with NDC		(3,647)					(3,647)
Net distributions to NDC		(2,728)					(2,728)
Distribution of common stock	26,687	(133,777)	137,198		(3,421)		—
Stock issued under employee stock plans	25		1,465				1,465
Stock issued for acquisition	9,765		133,580				133,580
Dividends paid ($0.04 per share)				(1,459)			(1,459)
Amortization of deferred compensation					1,064		1,064

Balance at May 31, 2001	36,477	—	272,243	2,217	(2,357)	(1,081)	271,022

Comprehensive income
Net income				23,840			23,840
Foreign currency translation adjustment						(1,393)	(1,393)

Total comprehensive income							22,447

Stock issued under employee stock plans	310		6,883		(192)		6,691
Tax benefit from exercise of stock options			2,274				2,274
Final adjustment to spin-off dividend			(1,400)				(1,400)
Dividends paid ($0.16 per share)				(5,857)			(5,857)
Amortization of deferred compensation					1,111		1,111

Balance at May 31, 2002	36,787	$—	$280,000	$20,200	$(1,438)	$(2,474)	$296,288

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1—SPIN-OFF AND BASIS OF PRESENTATION

Global Payments Inc. (“Global Payments” or the “Company”) is an integrated provider of high volume electronic transaction processing and value-added end-to-end information services and systems to merchants, multinational corporations, financial institutions, and government agencies. These services are marketed to customers within the merchant services and the funds transfer businesses through various sales channels.

In December 1999, National Data Corporation, now known as NDCHealth Corporation (“NDC”), announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors (the “Distribution”). This Distribution occurred on January 31, 2001 (the “Distribution Date”) and was accomplished by forming Global Payments on September 1, 2000, transferring the stock of the companies which comprised the NDC eCommerce business segment to the Company and then distributing all of the shares of common stock of Global Payments to NDC’s stockholders. NDC stockholders received 0.8 share of Global Payments for each NDC share held as of the Distribution Date. After the Distribution, Global Payments and NDC became two separate public companies.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. These consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States, and present the Company’s financial position, results of operations, and cash flows. Intercompany transactions have been eliminated in consolidation.

Prior to the Distribution Date, the financial statements included the accounts of the subsidiaries of NDC that comprised its eCommerce business segment. Through the Distribution Date of January 31, 2001, these amounts were derived from NDC’s historical financial statements. As further described in Note 4, certain corporate and interest expenses had been allocated to the Company that were not previously allocated to NDC’s eCommerce business segment. These allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue—Card information and transaction processing services revenue are primarily based on a percentage of transaction value or on a specified amount per transaction, and is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card associations, which are not controlled by the Company.

Check guarantee services include the process of electronically verifying the check being presented to the Company’s merchant customer, through an extensive database. The Company generally guarantees the face value of the verified and guaranteed check to the merchant customer. If a verified and guaranteed check is dishonored, the Company reimburses the merchant for the check’s guaranteed value, and pursues collection from the delinquent checkwriter. The Company has the right to collect the full amount of the check from the checkwriter but has historically recovered approximately 50% to 55% of the guaranteed, dishonored checks. The Company establishes a claims receivable from the delinquent checkwriter for the full amount of the guaranteed check and a valuation allowance for this activity based on historical and projected loss experience. See “Reserve for Operating Losses” below.

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

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased.

Inventory—Inventory, which includes computer hardware and peripheral equipment, and electronic point of sale terminals, is stated at the lower of cost or market. Cost is determined by using the average cost method.

Merchant processing receivable/payable—The merchant processing receivable/payable results from timing differences in the Company’s settlement process with merchants and card sales processed. These timing differences are primarily due to the fluctuations in volume and timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks.

Reserve for operating losses—The Company processes credit card transactions for direct merchants. The Company’s merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or another reason, the Company may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability. The Company also utilizes a number of systems and procedures to manage merchant risk.

The Company recognizes revenue based on a percentage of the gross amount charged and has a potential liability for the full amount of the charge. The Company establishes valuation allowances for operational losses based primarily on historical experience and other relevant factors. Economic downturns or increases in merchant fraud may result in significant increases in credit related issues. As of May 31, 2002, $2.1 million has been reserved for losses associated with operating merchant card processing. The expense associated with the valuation allowance is included in cost of service in the accompanying consolidated statements of income. Expenses of $9.8 million, $8.4 million and $3.0 million were recorded for fiscal 2002, 2001 and 2000, respectively, for these losses.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes a valuation allowance for this activity based on historical and projected loss experiences. As of May 31, 2002, the Company had a check guarantee reserve of $3.2 million. Expenses of $12.4 million, $9.9 million and $10.1 million were recorded for fiscal 2002, 2001 and 2000, respectively, for these losses. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance.

Property and equipment—Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method. Equipment is depreciated over 2 to 5 year lives. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of purchased and internally developed software used to provide services to customers or internal administrative services are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed 5 years. Maintenance and repairs are charged to operations as incurred.

Goodwill and Other intangible assets—On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. Global Payments adopted SFAS No. 142 in the first quarter of fiscal 2002. In accordance with this new standard, the Company discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life.

Global Payments completed the testing for impairment of goodwill during the second quarter ending November 30, 2001 using the present value of expected future cash flows. The Company determined that the fair value of the reporting units exceeds the carrying amount of the net assets, including goodwill of the respective reporting units. Therefore, no impairment charge to goodwill is required. No other changes in amortization periods were required for other intangible assets (See Note 7).

Other intangible assets primarily represent customer lists and merchant contracts associated with acquisitions. Customer lists and merchant contracts are amortized using the straight-line method over their estimated useful lives of 10 to 30 years. The useful lives for customer lists/merchant contracts are determined based primarily on information concerning start/stop dates and yearly attrition.

The Company had one indefinite life intangible asset, a trademark with a carrying value at June 1, 2001 of $24.6 million. The trademark was acquired on April 1, 1996 with the purchase of 92.5% ownership interest in MasterCard International’s Merchant Automated Point-of-Sale Program, or MAPP. The value of the trademark related to the use of the MAPP name and logo. In connection with the spin-off from NDC, the Company launched a significant rebranding effort under the Global Payments Inc. name and logo. In addition, effective June 1, 2001, the Company purchased MasterCard’s remaining minority interest, ending all existing marketing alliances with MasterCard under the MAPP brand and began conducting a study related to the future use of the trademark.

In fiscal 2002, the Company obtained an appraisal from an independent valuation firm of the fair value of the trademark as of June 1, 2001, the implementation date of SFAS No. 142. Based on the lack of continuing use of the MAPP trademark as of June 1, 2001, the fair value of the trademark was determined to be zero. In accordance with SFAS No. 142, the $24.6 million ($16.0 million, net of tax) was written off as of June 1, 2001 and was recorded as a cumulative effect of a change in accounting principle.

Impairment of long-lived assets—The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In management’s opinion, the long-lived assets, including property and equipment and other intangible assets are appropriately valued at May 31, 2002 and May 31, 2001.

Investments—The Company held a $5 million investment in eCharge Corporation, a private company that offers Internet users secure and convenient ways to make purchases over the Internet. During the fourth quarter ending May 31, 2001, the Company completed an evaluation of this investment as it had experienced difficulty securing additional funding. As a result, management determined the carrying value of the investment was not recoverable and recognized a loss on investment of $5.0 million in fiscal 2001.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates (see Note 10).

Fair value of financial instruments—Management considers that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, line of credit, accounts payable and accrued liabilities approximate fair value.

Foreign currency translation—The Company has foreign subsidiaries operating in Canada and the United Kingdom, whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change. The assets and liabilities of subsidiaries operating in foreign currencies are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of shareholders’ equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

Segment disclosure—The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information.” The Company’s chief operating decision making group currently operates one reportable segment—electronic transaction processing—therefore the majority of the disclosures required by SFAS No. 131 do not apply to the Company. The Company’s measure of segment profit is operating income. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer. Revenues from external customers from the Company’s service offerings are as follows:

	2002	2001	2000
	(in thousands)
Merchant services	$449,144	$334,979	$318,262
Funds transfer	13,682	18,216	21,771

	$462,826	$353,195	$340,033

The Company’s operations are provided in the United States, Canada, and Europe. The following is a breakdown of revenues by geographic region:

	2002	2001	2000
	(in thousands)
United States	$340,230	$328,054	$332,873
Canada	120,815	23,183	4,545
Europe	1,781	1,958	2,615

	$462,826	$353,195	$340,033

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented. For periods prior to the Distribution Date, weighted average shares outstanding is computed by applying the distribution ratio of 0.8 of a share of the Company for each NDC share held to the historical NDC weighted average shares outstanding for the same periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earning per share. The dilutive effect of stock options was 1.4 million shares and 0.3 million shares in fiscal 2002 and 2001, respectively. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share. Diluted earnings per share is not presented for the year ended May 31, 2000 as Global Payments stock options did not exist prior to the Distribution Date.

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31, 2002 and 2001:

	2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Income before cumulative effect of a change in accounting principle	$39,839	36,589	$1.09	$23,668	28,616	$0.83
Cumulative effect of a change in accounting principle	(15,999)	36,589	(0.44)	—	28,616	—

Net income available to common shareholders	$23,840	36,589	$0.65	$23,668	28,616	$0.83
Diluted EPS:
Income before cumulative effect of a change in accounting principle	$39,839	38,009	$1.05	$23,668	28,916	$0.82
Cumulative effect of a change in accounting principle	(15,999)	38,009	(0.42)	—	28,916	—

Net income available to common shareholders	$23,840	38,009	$0.63	$23,668	28,916	$0.82

Impact of new accounting pronouncements—Effective June 1, 2001, Global Payments adopted Statements of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. The Company has not used any derivative instruments and the adoption of this statement was not material.

In August 2001, the FASB issued Statements of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. Under SFAS No. 143, these legal obligations should be recognized in the period in which they are incurred and amortized to expense over the life of the asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 although earlier application is encouraged. This Statement will be adopted effective June 1, 2002. The Company has not historically incurred nor expects prospectively to incur material obligations associated with the retirement of long-lived assets.

In October 2001, the FASB issued Statements of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. This Statement will be adopted effective June 1, 2002. The Company believes that the effects of the adoption of SFAS No. 144 will not be material.

NOTE 3—BUSINESS ACQUISITIONS

During the fiscal years 2002 and 2001, the Company acquired the following businesses and assets:

Business	Date Acquired	Percentage Ownership
2002
MasterCard International Corporation 7.5% Minority Interest in Global Payment Systems LLC, a subsidiary of the Company	June 1, 2001	100%
National Bank of Canada (“National Bank”)—Merchant Acquiring Portfolio	October 1, 2001	100%

2001
Brennes-Jones Group Merchant Portfolio	November 21, 2000	100%
Canadian Imperial Bank of Commerce (“CIBC”) Merchant Acquiring Business	March 20, 2001	100%
Comerica Bank—Imperial Bank Merchant Portfolio	May 31, 2001	51%

These acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results are included in the Company’s consolidated statements of income from the date of the acquisition.

In August 2001, Global Payments purchased the 7.5% minority interest owned by MasterCard International Corporation in Global Payment Systems LLC. The transaction was effective as of June 1, 2001, with a purchase price of $15.0 million.

On October 1, 2001, the Company acquired National Bank of Canada’s merchant acquiring portfolio and formed a ten-year alliance for marketing merchant payment-related products and services to National Bank of Canada’s customers. The purchase price was $45.9 million (U.S.), at the then current Canadian exchange rate. This acquisition was completed to compliment the Company’s existing Canadian customer portfolio and broaden the Company’s presence in Canada.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions.

	National Bank Merchant Acquiring Portfolio	MasterCard Minority Interest Buyout
	(in thousands)
Property and equipment, net	$128	$—
Customer list	18,473	—
Goodwill	28,934	3,338

Total assets acquired	47,535	3,338
Current liabilities	(1,587)	—
Purchased minority interest	—	11,662

Net assets acquired	$45,948	$15,000

The amount assigned to the customer list for the National Bank merchant acquiring portfolio is being amortized over 17 years. Of the amount assigned to goodwill, 100% is expected to be deductible for tax purposes.

On March 20, 2001, the Company acquired substantially all the net assets of the merchant acquiring business of Canadian Imperial Bank of Commerce, and formed a ten year marketing alliance with CIBC to offer merchant payment-related products and services to CIBC’s customers. In exchange for the net assets acquired, the Company issued CIBC approximately 9.8 million unregistered shares of our common stock with a fair value of $133.6 million and paid CIBC a cash purchase price adjustment of $10.1 million. The deferred cash purchase price adjustment was a negotiated, formula driven amount based on the financial performance of business from the date of the definitive agreement to the closing.

The net assets of the CIBC merchant acquiring business consisted of accounts receivable of $60.6 million, property and equipment of $14.1 million, accounts payable and accrued liabilities of $7.5 million, and an obligation under a capital lease of $0.6 million. The difference in total consideration of $143.7 million and the net tangible assets acquired created an excess of $77.1 million. The excess was allocated to merchant contracts in the amount of $44.4 million and goodwill in the amount of $32.7 million, with an estimated useful life of 17 years and 20 years, respectively.

The aggregate cash price paid for the acquisitions in 2001 of $23.4 million is detailed as follows (in thousands):

2001
Fair value of assets acquired	$175,457
Liabilities assumed	(8,445)
Deferred purchase price	(10,082)
Common stock issued (9,764,623 shares)	(133,580)

Cash paid for acquisitions	$23,350

The excess of cost over tangible assets acquired totaled $117.0 million, with $52.7 million allocated to goodwill and $64.3 million to customer lists/merchant contracts. The depreciable and intangible assets are being amortized over periods ranging from 2 to 20 years.

The following unaudited pro forma information for the purchase acquisitions discussed above has been prepared as if the 2002 and 2001 acquisitions had occurred on June 1 of the preceding year. The information is based on historical and estimated results of the separate companies and may not necessarily be indicative of the results that would have been achieved or of results that may occur in the future. The pro forma information includes the expense for amortization of other intangible assets resulting from these transactions and interest expense related to financing costs but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

	2002	2001	2000
	(In thousands, except per share data)
Revenue	$473,242	$473,218	$444,470
Income before cumulative effect of a change in accounting principle	39,236	29,361	39,326
Cumulative effect of a change in accounting principle, net of tax	(15,999)	—	—

Net income	$23,237	$29,361	$39,326

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.03	$0.76	$—	(1)
Diluted earnings per share after cumulative effect of a change in accounting principle	$0.61	$0.76	$—	(1)

(1)	Diluted earnings per share is not presented for the year ended May 31, 2000 as Global Payments stock options did not exist prior to the Distribution Date.

NOTE 4—TRANSACTIONS WITH NDC

In conjunction with the Distribution, the Company and NDC entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Distribution, including the Distribution Agreement, the Tax Sharing and Indemnification Agreement, the Employee Benefits Agreement, the Lease Agreement for Office Headquarters, the Intercompany Systems/Network Services Agreement, the Batch Processing Agreement and the Transition Support Agreement. In fiscal 2002 and 2001, the Company paid NDC $15.1 million and $2.4 million, respectively, for transitional services.

The Company was charged with incremental corporate costs through the Distribution Date in the amount of $4.7 million in fiscal 2001 and $5.0 million in fiscal 2000. These allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors.

The Company was also charged corporate interest expense through January 31, 2001 based on the corporate debt allocations of NDC to the Company at the Distribution Date. The Company utilized a rollback approach to allocate the portion of the NDC consolidated group’s debt and interest expense for all historical periods presented. This treatment records the debt allocation percentage for all historical periods presented. The allocated portion of the consolidated group’s debt was presented as due to NDC. Interest expense recorded by the Company related to this debt was $3.1 million in fiscal 2001 and $4.6 million in fiscal 2000 and is included in interest and other expense. NDC did not charge any incremental interest expense to the Company after the Distribution Date.

NOTE 5—PROPERTY AND EQUIPMENT

As of May 31, 2002 and May 31, 2001, property and equipment consisted of the following:

	2002	2001
	(In thousands)
Property under capital leases	$15,880	$11,760
Equipment	52,652	45,454
Software	29,129	20,380
Leasehold improvements	3,451	2,273
Furniture and fixtures	5,625	3,041
Work in progress	10,647	8,749

	117,384	91,657
Less: accumulated depreciation and amortization	63,741	47,321

	$53,643	$44,336

NOTE 6—SOFTWARE COSTS

The following table sets forth information regarding the Company’s costs associated with software development for the years ended May 31, 2002, May 31, 2001 and May 31, 2000. These amounts exclude other expenditures for product improvements, customer requested enhancements, maintenance and Year 2000 remediation.

	2002	2001	2000
	(In thousands)
Total costs associated with software development	$5,790	$6,437	$2,623
Less: capitalization of internally developed software	1,156	1,891	884

Net research and development expense	$4,634	$4,546	$1,739

The Company capitalizes costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred in the application development phase are capitalized and amortized over the useful life, not to exceed five years.

Total unamortized capitalized software costs (purchased and internally developed) were approximately $13.4 million and $8.1 million as of May 31, 2002 and May 31, 2001, respectively. Total software amortization expense was $3.4 million, $2.9 million and $2.6 million in fiscal 2002, 2001 and 2000, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142, adopted on June 1, 2001, the Company discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life. As of May 31, 2002, intangible assets consisted of customer lists of $210.1 million and accumulated amortization of $68.8 million. The weighted average amortization period is 18 years.

As of May 31, 2001, goodwill and intangible assets consisted of the following:

2001
Customer lists/merchant contracts	$160,114
Trademarks	28,273
Goodwill	137,281
Other intangibles	32,256

357,924
Less: accumulated amortization	80,549

$277,375

Amortization expense was $11.1 million, $11.0 million and $10.3 million for fiscal years 2002, 2001 and 2000, respectively.

The estimated amortization expense for the next five fiscal years is as follows (in thousands):

2003	$11,497
2004	$11,472
2005	$11,263
2006	$10,948
2007	$8,525

The following table discloses the changes in the carrying amount of goodwill for the period ended May 31, 2002:

Goodwill
(in thousands)
Balance as of May 31, 2001	$118,791
Goodwill acquired during the year	32,272
Adjustments to goodwill for prior year acquisitions	649

Balance as of May 31, 2002	$151,712

The impact of the change in accounting principle for fiscal 2002, 2001 and 2000 was as follows:

	2002	2001	2000
	(in thousands)
Net income:
Reported net income	$23,840	$23,668	$33,047
Add back: Goodwill amortization, net of tax	—	2,524	1,964
Add back: Trademark amortization, net of tax	—	435	435

Adjusted net income	23,840	26,627	35,446
Add back: Cumulative effect of change in accounting principle, net of tax	15,999	—	—

Adjusted income before cumulative effect of change in accounting principle	$39,839	$26,627	$35,446

Basic earnings per share:
Reported net income	$0.65	$0.83	$1.24
Adjusted net income	$0.65	$0.93	$1.33
Diluted earnings per share:
Reported net income	$0.63	$0.82	$—	(1)
Adjusted net income	$0.63	$0.92	$—	(1)
Basic per share income before cumulative effect of change in accounting principle
Reported	$1.09	$0.83	$1.24
Adjusted	$1.09	$0.93	$1.33
Diluted per share income before cumulative effect of change in accounting principle
Reported	$1.05	$0.82	$—	(1)
Adjusted	$1.05	$0.92	$—	(1)

(1)	Diluted earnings per share is not presented for the year ended May 31, 2000 as Global Payments stock options did not exist prior to the Distribution Date.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2002 and May 31, 2001, accounts payable and accrued liabilities consisted of the following:

	2002	2001
	(In thousands)
Trade accounts payable	$12,133	$10,133
Accrued compensation and benefits	9,027	7,667
Deferred purchase price on acquisition	—	10,082
Accrued restructuring	7,304	2,347
Accrued third party processing expenses	8,142	2,951
Accrued transitional services	8,504	2,862
Other accrued liabilities	18,052	11,874

	$63,162	$47,916

NOTE 9—RETIREMENT BENEFITS

Prior to the Distribution, the Company participated in the NDC noncontributory defined benefit pension plan (the “NDC Plan”) covering substantially all of its United States employees who have met the eligibility provisions of the NDC Plan as of May 31, 1998. During fiscal 1998, NDC made an evaluation of its current retirement plan offerings and decided to provide its employees with a greater emphasis on its deferred compensation 401(k) plan by substantially increasing the employer match of participants’ contributions. At the same time, NDC closed the defined benefit pension plan to new participants beginning June 1, 1998. Benefits are based on years of service and the employee’s compensation during the highest five consecutive years of earnings of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended. Effective on the Distribution Date, the Company established the Global Payments defined benefit pension plan (the “Global Payments Plan”) and NDC transferred to this plan a proportionate share of assets allocable to the accrued benefits for the Company’s participants under the NDC Plan. The expenses for fiscal 2000 for the NDC Plan were allocated to the Company based on the relative projected benefit obligations for all the Company’s employees compared with the obligations for all participants. In the opinion of management, the expenses for fiscal 2000 were allocated on a reasonable basis. Expenses for fiscal 2002 and 2001 were actuarially determined.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending May 31, 2002 and a statement of funded status at May 31 for each year:

Changes in benefit obligations

	2002	2001
	(In thousands)
Balance at beginning of year	$6,612	$6,119
Service cost	—	—
Interest cost	495	474
Amendments	—	31
Benefits paid	(23)	—
Actuarial (gain) or loss	175	(12)

Balance at end of year	$7,259	$6,612

Changes in plan assets

	2002	2001
	(In thousands)
Balance at beginning of year	$5,031	$6,186
Actual return on plan assets	96	(1,155)
Employer contributions	—	—
Benefits paid	(23)	—

Balance at end of year	$5,104	$5,031

The accrued pension costs recognized in the Consolidated Balance Sheet were as follows:

	2002	2001
	(In thousands)
Funded status	$(2,155)	$(1,581)
Unrecognized net loss	1,884	1,370
Unrecognized prior service cost	33	54
Unrecognized net asset at June 1, 1985, being amortized over 17 years	—	(42)

Accrued pension cost	$(238)	$(199)

Net pension expense (income) included the following components for the fiscal years ending May 31:

	2002	2001
	(In thousands)
Service cost-benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	495	474
Expected return on plan assets	(502)	(618)
Net amortization and deferral	(20)	(30)
Recognized actuarial loss	67	—

Net pension expense (income)	$40	$(174)

Significant assumptions used in determining net pension expense and related obligations were as follows:

	2002	2001
Discount rate	7.50%	7.50%
Rate of increase in compensation levels	4.33%	4.33%
Expected long-term rate of return on assets	10.00%	10.00%

Prior to the Distribution, the Company participated in the NDC deferred compensation 401(k) plan. Expenses of $1.0 million and $0.6 million were allocated to the Company in proportion to total payroll for fiscal 2001 (through January 31, 2001) and 2000, respectively. Effective February 1, 2001, the Company established the Global Payments Inc. 401(k) Plan. The plan provides tax deferred amounts for each participant consisting of employee elective contributions and matching Company contributions. In addition to the expense allocations mentioned above, the Company contributed $1.2 million and $0.3 million to the Global Payments Inc. 401(k) Plan in fiscal 2002 and 2001, respectively.

NOTE 10—INCOME TAXES

Prior to the Distribution Date, the Company had been included in the consolidated federal income tax return of NDC. Tax provisions were settled through the intercompany account and NDC made income tax payments on behalf of the Company (See Note 15). The Company’s provision for income taxes in the accompanying consolidated statements of income reflects federal and state income taxes calculated on the Company’s separate income.

The provision for income taxes includes:

	2002	2001	2000
	(In thousands)
Current tax expense:
Federal	$20,398	$17,200	$16,266
State	1,495	1,310	780

	21,893	18,510	17,046

Deferred tax expense (benefit):
Federal	2,516	(3,402)	3,389
State	215	(292)	290

	2,731	(3,694)	3,679

Total	$24,624	$14,816	$20,725

In addition in fiscal 2002, $8.6 million was recorded as a tax benefit as a result of the cumulative effect of the change in accounting principle (See Note 2). $9.4 million of this amount is a deferred tax benefit, while $0.8 million is a current tax expense.

The Company’s effective tax rates differ from federal statutory rates as follows:

	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.7	1.7	1.3
Foreign income taxes	1.3	1.0	—
Non-deductible amortization and write-off of intangible assets	0.2	2.3	1.6
Tax credits	(0.4)	(0.8)	(0.5)
Other	.4	(0.7)	1.1

Effective tax rate	38.2%	38.5%	38.5%

Deferred income taxes as of May 31, 2002 and May 31, 2001 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 31, 2002 and May 31, 2001, principal components of deferred tax items were as follows:

	2002	2001
	(In thousands)
Deferred tax assets:
Accrued expenses and other	$1,607	$1,751
Accrued restructuring and non-cash loss on investment	4,159	4,233
Bad debt expense	1,140	161
Property and equipment	621	—

	7,527	6,145

Deferred tax liabilities:
Acquired intangibles	2,457	6,546
Prepaid expenses	569	168
Property and equipment	—	1,550

	3,026	8,264

Net deferred tax asset (liability)	4,501	(2,119)
Less: Current net deferred tax asset	6,289	5,118

Net non-current deferred tax liability	$(1,788)	$(7,237)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has not established valuation allowances for these tax assets.

NOTE 11—SHAREHOLDERS’ EQUITY

Stock Options—NDC had certain Stock Option Plans (the “Plan”) under which incentive stock options and non-qualified stock options have been granted to officers, key employees and directors of NDC. In connection with the separation of the Company from NDC, stock options under the Plan held by employees of the Company that were not exercised prior to the date of the Distribution were replaced with options of Global Payments. In accordance with the provisions of FASB Interpretation No. 44 (“FIN 44,” “Accounting for Certain Transactions Involving Stock Compensation”), NDC stock options were replaced with Global Payments stock options in amounts and at exercise prices intended to preserve the economic benefit of the NDC stock options at such time. No compensation expense resulted from the replacement of the options. The exercise price of such options range from $3.26 to $20.90. As a result, options for 2,364,849 shares of Global Payments common stock were issued to replace NDC options under the Global Payments Inc. 2000 Long-Term Incentive Plan (“The 2000 Plan”). The Company also has a Non-Employee Director Stock Option Plan (“The Director Plan”), which provides for grants of options to directors who are not employees with the Company. A summary of changes in all outstanding options and the related weighted average exercise price per share is as follows:

	The 2000 Plan		The Director Plan
	Shares	Weighted Avg. Exercise Price Per Share	Shares	Weighted Avg. Exercise Price Per Share
Outstanding at May 31, 2000	—	—	—	—
Granted:
Replacement options	2,364,849	$12.97	—	$—
New options	103,301	17.16	23,920	20.90
Cancelled	(8,648)	11.51	—	—
Exercised	(18,499)	7.18	—	—

Outstanding at May 31, 2001	2,441,003	13.20	23,920	20.90
Granted	708,768	26.48	16,808	29.75
Cancelled	(124,999)	13.54	—	—
Exercised	(324,430)	12.83	—	—

Outstanding at May 31, 2002	2,700,342	$16.71	40,728	$24.55

Shares available for future grant	2,682,806		359,272

The following table summarizes information about all stock options outstanding at May 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 3.26-$4.73	5,244	0.95	$4.64	5,244	$4.64
$ 5.46	30,763	2.00	5.46	30,763	5.46
$ 9.83-$13.07	1,110,721	5.98	11.49	512,735	11.17
$ 14.66-$19.01	853,097	7.14	16.38	303,189	16.38
$ 20.90-$34.58	741,245	8.99	26.31	4,339	24.63

	2,741,070	7.10	$16.83	856,270	$12.84

The weighted-average grant-date fair value per share of options granted in 2002 under the 2000 Plan and the Director Plan is $12.70 and $14.39, respectively. The weighted-average grant-date fair value per share of replacement options and options granted in 2001 under the 2000 Plan and the Director Plan is $(10.09) and $11.39, respectively. The negative fair value under the 2000 Plan in fiscal 2001 resulted from the remeasurement and replacement of outstanding options.

The fair value of each option granted in fiscal 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants during the respective fiscal year:

	2002	2001
2000 Plan
Risk-free interest rates	3.75%	4.80%
Expected volatility	45%	45%
Dividend yields	0.7%	0%
Expected lives	7 years	7 years

Director Plan
Risk-free interest rates	3.75%	5.03%
Expected volatility	45%	45%
Dividend yields	0.7%	0%
Expected lives	7 years	7 years

Employee Stock Purchase Plan—The Company has an Employee Stock Purchase Plan under which the sale of 1,200,000 shares of its common stock have been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the quarterly purchase period. At May 31, 2002, 79,077 shares have been issued under this plan, with 1,120,923 shares reserved for future issuance.

The weighted-average grant-date fair value per share granted in fiscal 2002 and 2001 under the Employee Stock Purchase Plan is $6.90 and $4.15, respectively.

The fair value of each share granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2002	2001
Risk-free interest rates	3.75%	4.68%
Expected volatility	45%	45%
Dividend yields	0.8%	0%
Expected lives	3 months	3 months

The Company has chosen the disclosure option under SFAS No. 123, “Accounting for Stock-Based Compensation” and continues to apply Accounting Principles Board, (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the plans. Had compensation cost for these plans been recognized based on the fair value of the options at the replacement date and the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company’s net income and diluted earnings per share would have been reduced to the following pro forma amounts:

	2002	2001	2000
	(In thousands, except per share data)
Net income:
As reported	$23,840	$23,668	$33,047
Pro forma	$20,853	$20,695	$31,428
Diluted earnings per share:
As reported	$0.63	$0.82	—	(1)
Pro forma	$0.55	$0.72	—	(1)

(1)	Diluted earnings per share is not presented for the year ended May 31, 2000 as Global Payment stock options did not exist prior to the Distribution Date.

Pro forma income for 2000 noted above is based on the fair value of NDC options held by Global Payments’ employees.

Restricted Stock—NDC had performance share plans for certain key officers that provided for distribution of common stock at the end of grant specified measurement periods, in the form of restricted stock. As of the Distribution, the Company’s officers that were participants in the NDC Plan were granted 256,565 restricted shares of the Company under the restricted stock program to replace the awards previously granted under the NDC Plan. Shares awarded under the restricted stock program are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. Awards are recorded as deferred compensation, a reduction of shareholders’ equity based on the quoted fair market value of the Company’s common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award. The compensation cost that was charged against income for restricted stock was $1.1 million in both 2002 and 2001.

NOTE 12—RESTRUCTURING AND OTHER

The Company recorded restructuring and other charges in each of the two fiscal years ended May 31, 2002. During the fourth quarter of fiscal 2002, the Company completed plans for the closing of four locations including associated management and staff reductions of 150 personnel. Total charges for the year ended May 31, 2002 are categorized as follows:

	Total	Cash	Non-cash
	(In thousands)
Closed or planned closings of facilities	$1,512	$910	$602
Severance and related costs	6,715	5,884	831
Other costs	2,766	—	2,766

Totals	$10,993	$6,794	$4,199

During the fourth quarter of fiscal 2001, the Company completed plans for the closing of six locations including associated management and staff reductions. For the year ended May 31, 2001, total charges were $4.9 million and are categorized as follows:

	Total	Cash	Non-cash
	(In thousands)
Closed facilities	$1,416	$1,075	$341
Severance and related costs	3,466	1,610	1,856

Totals	$4,882	$2,685	$2,197

The charges relating to facilities represent locations that are either already closed or have management approved plans to be closed within twelve months of incurring the charges. These charges included future minimum lease and operating payments, commencing on the planned exit timing, for all noncancelable leases under remaining terms of the locations identified, net of current and estimated future sublease income. The charges also include facility exit costs and an estimate of the net book value of leasehold improvements and furniture and fixtures that will not be realizable when the facilities are vacated. Normal lease payments, operating costs and depreciation will continue to be charged to operating expenses prior to actually vacating the specific facilities.

The severance and related costs arise from the Company’s actions to reduce personnel in areas of redundant operations and activities. These operations are those that related to the facility consolidation, recent acquisitions and integration of acquisition functions. The charges reflect specifically identified employees whose employment will be terminated and were informed by the time the charges were incurred. The non-cash costs associated with the severance and related costs reflect compensation expense due to the acceleration of the vesting of certain stock options for those employees that were terminated and had options outstanding.

The other costs incurred in the year ended May 31, 2002 relate to the book value of certain current assets that were deemed to be unrecoverable after the purchase of MasterCard’s remaining minority interest in Global Payment Systems LLC (See Note 3).

The cash items were accrued at the time the charges were incurred. As of May 31, 2002, $7.3 million of the cash portion of the restructuring charges from fiscal 2002 and 2001 remains accrued as a current liability in the accrued liabilities section of the balance sheets as follows:

	2002 Charge			2001 Charge
	Original Total	Payments to Date	Remaining Liability	Original Total	Payments to Date	Remaining Liability
	(In thousands)
Closed or planned closings of facilities	$910	$261	$649	$1,075	$1,004	$71
Severance and related costs	5,884	—	5,884	1,610	910	700

Totals	$6,794	$261	$6,533	$2,685	$1,914	$771

As of May 31, 2001, $0.3 million of the $2.7 million of the cash portion of the restructuring charge had been paid in severance and related costs. The remaining restructuring charges of $1.1 million relating to facilities closing costs and $1.3 million relating to severance and related costs were accrued as a current liability in the accrued liabilities section of the balance sheet.

NOTE 13—RELATED PARTY TRANSACTIONS

In connection with the fiscal 2001 purchase of CIBC’s merchant acquiring business, CIBC holds approximately 26.5% of the Company’s outstanding common stock. CIBC provides transition services under an agreement to provide various support services to the merchant acquiring business for a 24-month period commencing on the acquisition date of March 20, 2001. The purpose of the agreement is to facilitate the integration into our existing operations. These services include customer service, credit and debit card processing and settlement functions. For the years ended May 31, 2002 and May 31, 2001, the Company incurred expenses of approximately $31.1 million and $11.2 million, respectively, related to these services.

In addition, the Company has a credit facility from CIBC that provides a line of credit up to $140 million (Canadian dollars), approximately $91 million U.S. dollars. See Note 14.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal 2002, 2001 and 2000 was $7.6 million, $4.7 million and $5.8 million, respectively.

Future minimum lease payments for all noncancelable leases at May 31, 2002 were as follows:

	Capital Leases	Operating Leases
	(In thousands)
2003	$3,208	$6,791
2004	1,853	6,329
2005	1,461	5,284
2006	1,461	4,776
2007	771	4,346
Thereafter	—	17,070

Total future minimum lease payments	8,754	$44,596

Less: amount representing interest	1,444

Present value of net minimum lease payments	7,310
Less: current portion	2,599

Long-term obligations under capital leases at May 31, 2002	$4,711

Legal

The Company is party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

Line of Credit

The Company has a commitment for a $125 million revolving line of credit. It was initially used to fund the cash due to NDC to reflect the Company’s share of NDC’s pre-distribution debt used to establish the Company’s initial capitalization. This line of credit is also available to meet working capital needs and financing acquisitions. This line has a variable interest rate based on a market short-term floating rate plus a margin that varies according to the Company’s trailing four quarter leverage ratio. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility has a three-year term, expiring in January 2004. The full amount outstanding is due upon demand, therefore, the Company classifies the amount as a current liability. As of May 31, 2002 and 2001, the Company had $22 million and $73 million, respectively, outstanding under this facility.

On October 1, 2001, the Company obtained a commitment for a $25 million revolving credit facility to finance working capital and other general corporate purposes. This line has a variable interest rate based a market short-term floating rate plus a margin. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility has a sixteen-month term, expiring in January 2003. There were no amounts outstanding at May 31, 2002 on this credit facility.

The Company also has a credit facility from CIBC that provides a line of credit up to $140 million (Canadian dollars), approximately $91 million U.S., with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards. This line has a variable interest rate based on a market short-term floating rate plus a margin. It contains customary covenants and events of default. This line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International, and has been guaranteed by our subsidiaries. This guarantee is subordinate to our primary credit facility. The CIBC credit facility had an initial term of 364 days expiring March 19, 2002, and is renewable annually at CIBC’s option. The Company renewed the CIBC credit facility for 120 days beginning March 20, 2002 through July 19, 2002. Subsequent to year-end, the Company renewed this facility through November 29, 2002. There are no amounts outstanding under the CIBC credit facility as of May 31, 2002 and 2001.

BIN/ICA Agreements

In connection with the Company’s acquisition of merchant credit card operations of banks, the Company has also entered into depository and processing agreements (the “Agreements”) with certain of the banks. These Agreements allow the Company to use the banks’ identification numbers (“BIN/ICA”) to clear credit card transactions through VISA and MasterCard. Certain agreements contain financial covenants, and the Company was in compliance with all such covenants as of May 31, 2002 or had obtained a verbal waiver of such covenants. In management’s opinion, the Company would be able to obtain alternative BIN/ICA agreements without material impact to the Company in the event of the termination of these Agreements.

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2002, May 31, 2001 and May 31, 2000 are as follows:

	2002	2001	2000
	(In thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$22,966	$7,718	$5,816
Interest paid	3,312	6,015	8,506
Supplemental non-cash investing and financing activities:
Capital leases entered into in exchange for property and equipment	5,876	—	915
Common stock issued in consideration for acquisitions	—	133,580	—

Historically through the Distribution Date, the Company’s cash flow had been calculated with and included in the NDC consolidated group’s Supplemental Cash Flows. The Company’s payments for income taxes have been calculated on the Company’s separate income and reflect federal and state income tax payment allocations as if the Company had been operating on a stand-alone basis (Note 10). The Company has utilized a “rollback” approach to allocate the portion of the consolidated group’s interest payments for all historical periods presented (Note 4).

NOTE 16—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	August 31		November 30		February 28		May 31
	(In thousands, except per share data)
2002
Revenue	$110,955		$115,617		$115,283		$120,971
Operating income	22,687		20,782		17,995		9,954
Income before cumulative effect of a change in accounting principle	12,874		11,643		10,275		5,047
Cumulative effect of a change in accounting principle net of tax benefit of $8,614	(15,999)		—		—		—
Net income (loss)	(3,125	)(3)	11,643		10,275		5,047
Basic earnings per share	(0.09	)(3)	0.32		0.28		0.14
Diluted earnings per share	(0.09	)(3)	0.31		0.27		0.13

2001
Revenue	$87,191		$82,631		$80,674		$102,699
Operating income	16,581		15,972		11,966		8,527
Net income	8,649		8,407		5,846		766
Basic earnings per share	0.33	(1)	0.32	(1)	0.22	(1)	0.02
Diluted earnings per share	—	(2)	—	(2)	0.22		0.02

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

(3)
The net income and earnings per share data for fiscal 2002 in the above table does not agree to amounts reported in the Company’s unaudited interim financial statements included in the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 2001, due to the cumulative effect of a change in accounting principle of $16.0 million recorded effective June 1, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Global Payments Inc.’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 17, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule below is the responsibility of Global Payments’ management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Atlanta, Georgia
July 17, 2001

EXPLANATORY NOTE REGARDING REPORT OF
INDEPENDENT PUBLIC ACCOUNTANTS

On May 2, 2002, Global Payments Inc. decided to no longer engage Arthur Andersen LLP as its independent public accountants and engaged Deloitte & Touche LLP to serve as its independent public accountants for the year ending May 31, 2002. More information regarding Global Payments Inc.’s change in independent public accountants is contained in a current report on Form 8-K filed with the SEC on May 7, 2002.

We could not obtain permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of the Report of Independent Public Accountants above. Accordingly, the Report of Arthur Andersen LLP above covering the financial statement schedule listed in the Index at Item 14 for the fiscal years ended May 31, 2001 and 2000 is merely reproduced from Global Payments Inc.’s Annual Report on Form 10-K for the year ended May 31, 2001 and does not include the manual signature of Arthur Andersen LLP. See “Risk Factors—The conviction of our former independent auditors, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us and may impede our access to the capital markets.”

GLOBAL PAYMENTS INC.
CONSOLIDATED SCHEDULE II

Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Balances	Uncollectible Accounts Write-Off	Balance at End of Period
	(In thousands)
Trade Receivable Allowances
May 31, 2000	$1,202	$1,345	$—	$1,316	$1,231
May 31, 2001	1,231	1,970	—	2,003	1,198
May 31, 2002	1,198	1,255	—	1,490	963

Allowance for operational losses—Merchant card Processing (1)
May 31, 2000	885	2,985	—	3,419	451
May 31, 2001	451	8,398	—	7,306	1,543
May 31, 2002	1,543	9,756	1,659	10,856	2,102

(1) Included in Net Merchant processing receivable/payable

Allowance for claim losses—Check guarantee Processing
May 31, 2000	3,708	10,089	—	10,118	3,679
May 31, 2001	3,679	9,949	—	9,183	4,445
May 31, 2002	4,445	12,354	—	13,566	3,233

ITEM 9— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 7, 2002, Global Payments filed a Current Report on Form 8-K. Item 4—“Changes in Registrant’s Certifying Accountant” was filed as follows:

The Audit Committee of the Board of Directors of Global Payments Inc. annually considers and recommends to the Board the selection of Global Payments’ independent public accountants. As recommended by Global Payments’ Audit Committee, Global Payments’ Board of Directors on May 2, 2002 decided to dismiss Arthur Andersen LLP (“Andersen”) as Global Payments’ independent public accountants and engaged Deloitte & Touche LLP to serve as Global Payments’ independent public accountants for the remainder of the fiscal year ending May 31, 2002 and thereafter.

Andersen’s reports on Global Payments’ consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Andersen recently completed the SAS 71 review Global payments’ consolidated financial statements for the third quarter ended February 28, 2002. Global Payments filed its third quarter report on Form 10-Q with the Securities and Exchange Commission on April 5, 2002.

During Global Payments’ two most recent fiscal years and through the date of this Form 8-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with their report on Global Payment’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

Global Payments’ provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16 is a copy of Andersen’s letter, dated May 7, 2002, stating its agreement with such statements.

During Global Payments two most recent fiscal years and through the date of this Form 8-K, Global Payments’ did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Global Payments’ consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(1)(iv) and (v) of Regulation S-K.

The exhibit filed with this document, a letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 7, 2002, has not been included herein. See Current Report on Form 8-K, filed May 7, 2002.

PART III

ITEM 10— DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference in this Item 10 information about our directors contained under the heading “Proposal 1—Election of Directors; Nominees—Certain Information Concerning Nominee and Directors” and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be delivered in connection with our 2002 Annual Meeting of Shareholders to be held on October 22, 2002.

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

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Paul R. Garcia	50	President and Chief Executive Officer
President and Chief Executive Officer of Global Payments (since September 2000); Chief Executive Officer of NDC eCommerce (July 1999–January 2001); President and Chief Executive Officer of Productivity Point International (March 1997–September 1998); Group President of First Data Card Services (1995–1997); Chief Executive Officer of National Bancard Corporation (NaBANCO) (1989–1995).

James G. Kelly	40	Chief Financial Officer
Chief Financial Officer of Global Payments (since September 2000); Chief Financial Officer of NDC eCommerce (April 2000–January 2001); Managing Director with Alvarez & Marsal (March 1996–April 2000); Director with Alvarez & Marsal (1992–1996) and Associate with Alvarez & Marsal (1990–1992); and Manager with Ernst & Young’s mergers and acquisitions/audit groups (1989–1990).

Barry W. Lawson	55	Chief Information Officer
Chief Information Officer of Global Payments (since September 2000); Chief Information Officer of NDC eCommerce (November 1999–January 2001); CEO Systems and Network Consultants (April 1996– October 1999); and Chief Operating Officer of National Bancard Corporation (NaBANCO) (August 1993–March 1996).

Jeffery C. McWey	46	Chief Marketing Officer
Chief Marketing Officer of Global Payments (since October 2001); Former Non-Executive Chairman of Damian Services Corporation, Chicago (2000–2002); Member of the Board of Directors of The Outsourcing Institute, New York (since 2000); Senior Vice President & Group Executive of ChoicePoint Inc. (Formerly part of Equifax) (January 1999–March 2000); President of Elrick & Lavidge, Inc. (Sold from Equifax) (August 1995–June 1998) Senior Vice President & General Manager of The Marketing Services Group of Equifax Inc. (January 1994–August 1995); Vice President of The Dun & Bradstreet Corporation (March 1980–January 1994).

ITEM 11— EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive compensation contained under the heading “Proposal 1—Election of Directors; Nominees—Other Information about the Board and its Committees” and “Compensation and Other Benefits” from our proxy statement to be delivered in connection with our 2002 Annual Meeting of Shareholders to be held on October 22, 2002. The information contained in the proxy statement under the sections entitled “Shareholder Return Analysis” and “Report of the Compensation Committee” is specifically not incorporated by reference in this Item 11.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings “Election of Directors—Common Stock Ownership of Management” and “—Common Stock Ownership by Certain Other Persons” from our proxy statement to be delivered in connection with our 2002 Annual Meeting of Shareholders to be held on October 22, 2002.

The Company has two compensation plans under which equity securities of the Company are authorized for issuance. The Global Payments Inc. 2000 Long-Term Incentive Plan and the Non-Employee Director Stock Option Plan have been approved by security holders. For more information on these plans, see Note 11 to Notes to Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	2,741,070	$16.83	3,042,078
Equity compensation plans not approved by security holders:	—	—	—

Total	2,741,070	$16.83	3,042,078

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates contained under the heading “Certain Transactions” from our proxy statement to be delivered in connection with our 2002 Annual Meeting of Shareholders to be held on October 22, 2002.

PART IV

ITEM 14— EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in Item 8 of this report:

(a)	2. Financial Statement Schedules

Report of Independent Public Accountants As to Schedule	43
Explanatory Note Regarding Report of Independent Public Accountants	43
Schedule II, Valuation and Qualifying Accounts	44

All other schedules to our consolidated financial statements have been omitted because they are not required under the related instruction or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

(a)	3. Exhibits

The following exhibits either (i) are filed with this report or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated in this Item 14 by reference to those prior filings.

2.1
Distribution Agreement, Plan of Reorganization and Distribution dated January 31, 2001 by and between National Data Corporation and Global Payments Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.1
Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2
Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

4.1
Shareholder Protection Rights Agreement dated January 26, 2001 between Global Payments Inc. and SunTrust Bank, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2001, File No. 001-16111, and incorporated herein by reference.

4.2
Form of certificate representing Global Payments Inc. common stock as amended, filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.1
Tax Sharing and Indemnification Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.2
Employee Benefits Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.3
Transition Support Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.4
Intercompany Systems/Network Services Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.5
Batch Processing Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.6
Lease Agreement for Office Headquarters between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.7
Sublease Agreement dated as of January 31, 2001 between Global Payment Systems LLC and National Data Corporation, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.8
Sublease Agreement dated as of January 31, 2001 between National Data Corporation and National Data Payment Systems, Inc., filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.9*
Amended and Restated 2000 Long-Term Incentive Plan, filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.10*	2000 Non-Employee Stock Purchase Plan, filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.11*
Amended or Restated 2000 Employee Stock Purchase Plan filed as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.12*
Form of Global Payments Inc. Supplemental Executive Retirement Plan as amended, filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.13*
Employment Agreement for Paul R. Garcia, as amended, filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.14*
Employment Agreement for Thomas M. Dunn, as amended, filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.15*
Employment Agreement for James G. Kelly, as amended, filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.16*
Employment Agreement for Barry W. Lawson, as amended, filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.17
Operating Agreement of Global Payment Systems LLC, dated March 31, 1996, as amended, filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.18
Registration Rights Agreements between Global Payment Systems LLC and MasterCard International Incorporated, dated April 1, 1996 as amended, filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.19
Asset Purchase Agreement with Canadian Imperial Bank of Commerce, as amended, filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.20
Investor Rights Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.21
Form of Marketing Alliance Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.22
Transition Agreement with Canadian Imperial Bank of Commerce, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.23
Stock Purchase Agreement with Canadian Imperial Bank of Commerce filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.24
Credit Agreement with Canadian Imperial Bank of Commerce filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.25
Credit Agreement dated as of January 31, 2001, among Global Payments Inc., Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.26
First Amendment dated March 20, 2001 to the Credit Agreement dated as of January 31, 2001 among Global Payments Inc., Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein, filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.27
Second Amendment dated May 14, 2001, among Global Payments Inc., Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein. filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.28
Third Amendment dated July 25, 2001, among Global Payments Inc., Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein. filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.29**	First Amendment dated May 31, 2001 to the Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce and the Lenders named therein.

10.30**	Credit agreement dated as of September 26, 2001, between Global Payments Inc. and SunTrust Bank.

10.31**	Agreement for Information Technology Services Between Global Payment Systems, LLC and Electronic Data Systems Corp. dated October 1, 2001.

10.32***	Employment Agreement for Jeffery C. McWey dated October 26, 2001.

10.33
Second Amendment dated as of March 20, 2002 to the Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and the Lenders named therein, filed as Exhibit 10 to the Registrant’s Current Report on Form 10-Q dated February 28, 2002, File No. 001-16111, and incorporated herein by reference.

10.34**
Fourth amendment dated as of April 30, 2002, by and among Global Payments Inc., Bank One, N.A., as Administrative Agent, SunTrust Bank as Documentation Agent, Wachovia Bank, N.A. as Syndication Agent and the Lenders named therein.

10.35**	First amendment dated as of April 30, 2002, by and among Global Payments Inc. and SunTrust Bank.

21**	List of Subsidiaries.

23**	Independent Auditors’ Consent.

99.1**	Risk Factors

*	Compensatory management agreement
**	Filed with this report
***	Compensatory management agreement and filed with this report

(b)    Reports filed on Form 8-K

On May 7, 2002, Global Payments filed a Current Report on Form 8-K to disclose pursuant to Item 4 of Form 8-K, that on May 2, 2002, the Board of Directors decided to dismiss Arthur Andersen LLP as the Company’s independent public accountants and engaged Deloitte and Touche LLP to serve as the Company’s independent public accountants for the remainder of the fiscal year ending May 31, 2002 and thereafter.

(c)    Exhibits

See Item 14(a)(3) above.

(d)    Financial Statement Schedules

See Item 14(a)(2) above.

S IGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2002.

GLOBAL PAYMENTS INC.

/s/  PAUL R. GARCIA
By:
Paul R. Garcia
President and Chief Executive Officer
(Principal Executive Officer)

/s/  JAMES G. KELLY
By:
James G. Kelly
Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated.

Signature	Title	Date

/S/ ROBERT A. YELLOWLEES Robert A. Yellowlees	Chairman of the Board	August 27, 2002

/S/ C. GARRY BETTY C. Garry Betty	Director	August 27, 2002

/S/ EDWIN H. BURBA, JR. Edwin H. Burba, Jr.	Director	August 24, 2002

/S/ GILLIAN (JILL) DENHAM Gillian (Jill) Denham	Director	August 26, 2002

/S/ PAUL R. GARCIA Paul R. Garcia	Director	August 26, 2002

/S/ ALEX W. (PETE) HART Alex W. (Pete) Hart	Director	August 26, 2002

/S/ WILLIAM I JACOBS William I Jacobs	Director	August 26, 2002

/S/ RICHARD E. VENN Richard E. Venn	Director	August 26, 2002

GLOBAL PAYMENTS INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description

10.29	First Amendment dated May 31, 2001 to the Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce and the Lenders named therein.

10.30	Credit agreement dated as of September 26, 2001, between Global Payments Inc. and SunTrust Bank.

10.31	Agreement for Information Technology Services Between Global Payment Systems, LLC and Electronic Data Systems Corp. dated October 1, 2001.

10.32	Employment Agreement for Jeffery C. McWey dated October 26, 2001.

10.34
Fourth amendment dated as of April 30, 2002, by and among Global Payments Inc., Bank One, N.A., as Administrative Agent, SunTrust Bank as Documentation Agent, Wachovia Bank, N.A. as Syndication Agent and the Lenders named therein.

10.35	First amendment dated as of April 30, 2002, by and among Global Payments Inc. and SunTrust Bank.

21	List of Subsidiaries

23	Independent Auditors’ Consent

99.1	Risk Factors