Form 10-Q
period 2002-08-31
GLOBAL PAYMENTS INC
filed 2002-10-11
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________.

Commission File No. 001-16111

GLOBAL PAYMENTS INC.
(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Corporate Square, Atlanta, Georgia	30329-2009
(Address of principal executive offices)	(Zip Code)

404-728-2719
(Registrant’s telephone number, including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒       No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, No Par Value—36,913,271 shares

Outstanding as of October 8, 2002

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended August 31, 2002

i

Part I    Financial Information

ITEM 1—FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Three Months Ended August 31,
	2002	2001
Revenues	$127,728	$110,955

Operating expenses:
Cost of service	66,886	61,493
Sales, general and administrative	35,525	26,775

	102,411	88,268

Operating income	25,317	22,687

Other income (expense):
Interest and other income	270	465
Interest and other expense	(1,008)	(1,085)
Minority interest in earnings	(1,236)	(1,235)

	(1,974)	(1,855)

Income before income taxes and cumulative effect of a change in accounting principle	23,343	20,832
Provision for income taxes	8,730	7,958

Income before cumulative effect of a change in accounting principle	14,613	12,874
Cumulative effect of a change in accounting principle, net of $8,614 income tax benefit	—	(15,999)

Net income (loss)	$14,613	$(3,125)

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$0.40	$0.35
Cumulative effect of a change in accounting principle	—	(0.44)

Net income (loss)	$0.40	$(0.09)

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$0.39	$0.34
Cumulative effect of a change in accounting principle	—	(0.42)

Net income (loss)	$0.39	$(0.08)

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
GLOBAL PAYMENTS INC.

(In thousands, except share data)

	August 31, 2002	May 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,340	$19,194
Accounts receivable, net of allowance for doubtful accounts of $987 and $963, at August 31, 2002 and May 31, 2002, respectively	48,019	43,576
Claims receivable, net of allowance for losses of $3,103 and $3,233, at August 31, 2002 and May 31, 2002, respectively	1,185	739
Income tax receivable	—	3,756
Inventory	2,644	2,611
Deferred income taxes	6,289	6,289
Prepaid expenses and other current assets	4,328	3,292

Total current assets	79,805	79,457

Property and equipment, net	53,853	53,643
Goodwill, net	151,712	151,712
Other intangible assets, net	138,594	141,308
Other	5,289	5,298

Total assets	$429,253	$431,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$8,500	$22,000
Net merchant processing payable	9,858	9,244
Obligations under capital leases	2,495	2,599
Accounts payable and accrued liabilities	60,412	63,162

Total current liabilities	81,265	97,005

Obligations under capital leases, net of current portion	4,139	4,711
Deferred income taxes	1,788	1,788
Other long-term liabilities	6,437	6,385

Total liabilities	93,629	109,889

Commitments and contingencies
Minority interest in equity of subsidiaries	24,797	25,241
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized and 36,870,203 and 36,787,255 shares issued and outstanding at August 31, 2002 and May 31, 2002, respectively	—	—
Paid-in capital	281,775	280,000
Retained earnings	33,338	20,200
Deferred compensation	(1,658)	(1,438)
Accumulated other comprehensive income	(2,628)	(2,474)

Total shareholders’ equity	310,827	296,288

Total liabilities and shareholders’ equity	$429,253	$431,418

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
GLOBAL PAYMENTS INC.

(In thousands)

	Three Months Ended August 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$14,613	$(3,125)
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, pre-tax	—	24,613
Depreciation and amortization	4,977	4,182
Amortization of acquired intangibles	2,883	2,781
Provision for operating losses and bad debts	2,580	2,333
Deferred income taxes	—	(9,352)
Minority interest in earnings	1,236	1,235
Other, net	154	(276)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(4,449)	(3,965)
Merchant processing, net	(2,406)	(16,183)
Inventory	(33)	290
Prepaid expenses and other assets	(1,027)	2,822
Accounts payable and accrued liabilities	(5,345)	2,898
Income taxes payable	6,405	7,824

Net cash provided by operating activities	19,588	16,077

Cash flows from investing activities:
Capital expenditures	(5,201)	(4,784)
Business acquisitions, net of acquired cash	(169)	(5,790)

Net cash used in investing activities	(5,370)	(10,574)

Cash flows from financing activities:
Net payments on line of credit	(13,500)	(9,500)
Principal payments under capital lease arrangements	(676)	(900)
Stock issued under employees stock plans	1,259	2,254
Dividends paid	(1,475)	(1,460)
Distributions to minority interests	(1,680)	(1,343)

Net cash used in financing activities	(16,072)	(10,949)

Decrease in cash and cash equivalents	(1,854)	(5,446)
Cash and cash equivalents, beginning of period	19,194	6,103

Cash and cash equivalents, end of period	$17,340	$657

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
AUGUST 31, 2002

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

The unaudited interim consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. These financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States, and present the Company’s financial position, results of operations, and cash flows. Intercompany transactions have been eliminated in consolidation.

The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate and the information presented is not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2002. In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for such interim periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue—Card information, electronic payments, funds transfer and transaction processing services revenues are based on a percentage of processed dollar volume or on a specified amount per transaction, and are recognized as such services are performed. Revenues for processing services provided directly to merchants are recorded net of interchange fees charged by credit card associations, which are not controlled by the Company.

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

Despite these efforts, the Company experiences losses due to merchant default. As a result, the Company establishes valuation allowances for operational losses based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. As of August 31, 2002 and May 31, 2002, $2.2 million and $2.1 million, respectively, have been reserved for losses associated with merchant card processing and are reflected in the net merchant processing payable. The expense associated with the valuation allowance is included in cost of service in the accompanying consolidated statements of income.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes a valuation allowance for this activity based on historical and projected loss experiences. As of August 31, 2002 and May 31, 2002, the Company had a check guarantee reserve of $3.1 million and $3.2 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance.

Net merchant processing payable—The net merchant processing payable primarily results from timing differences in the Company’s settlement process with merchants and card sales processed. These timing differences are primarily due to the fluctuations in volume and timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks.

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

Global Payments completed the annual testing for impairment of goodwill during the first quarter ending August 31, 2002 using a discounted cash flow and market approach. The Company determined that the fair value of the reporting units exceeds the carrying amount of the net assets, including goodwill of the respective reporting units. Therefore, no impairment charge to goodwill is required. No other changes in amortization periods were required for other intangible assets.

Other intangible assets primarily represent customer lists and merchant contracts associated with acquisitions. Customer lists and merchant contracts are amortized using the straight-line method over their estimated useful lives of 5 to 30 years. The useful lives for customer lists/merchant contracts are determined based primarily on information concerning start/stop dates and yearly attrition.

The Company had one indefinite life intangible asset, a trademark with a carrying value at June 1, 2001 of $24.6 million. The trademark was acquired on April 1, 1996 with the purchase of 92.5% ownership interest in MasterCard International’s Merchant Automated Point-of-Sale Program, or MAPP. The value of the trademark related to the use of the MAPP name and logo. In connection with the spin-off from NDC, the Company launched a rebranding effort under the Global Payments Inc. name and logo. In addition, effective June 1, 2001, the Company purchased MasterCard’s remaining minority interest, ending all existing marketing alliances with MasterCard under the MAPP brand and began conducting a study related to the future use of the trademark.

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

Segment disclosure—The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information.” The Company’s chief operating decision making group currently operates one reportable segment—electronic transaction processing—therefore the majority of the disclosures required by SFAS No. 131 do not apply to the Company. The Company’s measure of segment profit is operating income. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer. Revenues from external customers from the Company’s service offerings are as follows:

	Three Months Ended August 31,
	2002	2001
	(in thousands)

Merchant services	$124,602	$107,290
Funds transfer	3,126	3,665

	$127,728	$110,955

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earning per share. The dilutive effect of stock options was 0.9 million shares and 1.4 million shares for the three months ended August 31, 2002 and 2001, respectively. The diluted share base for the three months ended August 31, 2002 excludes incremental shares of 1.3 million related to employee stock options. These shares were excluded due to their anti-dilutive effect as a result of their option exercise prices being greater than the market price of the common shares. No additional securities were outstanding at August 31, 2001 that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2002 and 2001:

	Three Months Ended August 31,
	2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Income before cumulative effect of a change in accounting principle	$14,613	36,838	$0.40	$12,874	36,506	$0.35
Cumulative effect of a change in accounting principle	—		—	(15,999)	36,506	(0.44)

Net income available to common shareholders	$14,613	36,838	$0.40	$(3,125)	36,506	$(0.09)

Diluted EPS:
Income before cumulative effect of a change in accounting principle	$14,613	37,776	$0.39	$12,874	37,873	$0.34
Cumulative effect of a change in accounting principle	—		—	(15,999)	37,873	(0.42)

Net income available to common shareholders	$14,613	37,776	$0.39	$(3,125)	37,873	$(0.08)

NOTE 4—COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended August 31, 2002 and 2001 are as follows:

	Three Months Ended August 31,
	2002	2001
	(in thousands)

Net income (loss)	$14,613	$(3,125)
Foreign currency translation	(96)	(334)

Total comprehensive income	$14,517	$(3,459)

NOTE 5—RESTRUCTURING AND OTHER

The Company recorded restructuring and other charges in each of the two fiscal years ended May 31, 2002. During the fourth quarter of fiscal 2002, the Company completed plans for the closing of four locations including associated management and staff reductions of 150 personnel. Total charges of $11.0 million for the year ended May 31, 2002 were categorized as follows:

	Total	Cash	Non-cash
	(In thousands)

Closed or planned closings of facilities	$1,512	$910	$602
Severance and related costs	6,715	5,884	831
Other costs	2,766	—	2,766

Totals	$10,993	$6,794	$4,199

During the fourth quarter of fiscal 2001, the Company completed plans for the closing of six locations including associated management and staff reductions. Total charges of $4.9 million for the year ended May 31, 2001were categorized as follows:

	Total	Cash	Non-cash
	(In thousands)

Closed facilities	$1,416	$1,075	$341
Severance and related costs	3,466	1,610	1,856

Totals	$4,882	$2,685	$2,197

The charges relating to facilities represent locations that are either already closed or have management approved plans to be closed within twelve months of incurring the charges. These charges included future minimum lease and operating payments for all non-cancelable leases commencing on the planned exit date, and lasting for the remaining terms of the lease, net of current and estimated future sublease income. The charges also include facility exit costs and an estimate of the net book value of leasehold improvements and furniture and fixtures that will not be realizable when the facilities are vacated. Normal lease payments, operating costs and depreciation will continue to be charged to operating expenses prior to actually vacating the specific facilities.

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

The other costs incurred in the year ended May 31, 2002 relate to the book value of certain current assets that were deemed to be unrecoverable after the purchase of MasterCard’s remaining minority interest in Global Payment Systems LLC in June 2001.

The cash items were accrued at the time the charges were incurred. As of August 31, 2002, $5.1 million of the cash portion of the restructuring charges from fiscal 2002 and 2001 remains accrued as a current liability in the accrued liabilities section of the balance sheets as follows:

	2002 Charge			2001 Charge
	Original Total	Payments to Date	Remaining Liability	Original Total	Payments to Date	Remaining Liability
	(In thousands)

Closed or planned closings of facilities	$910	$286	$624	$1,075	$799	$276
Severance and related costs	5,884	1,914	3,970	1,610	1,340	270

Totals	$6,794	$2,200	$4,594	$2,685	$2,139	$546

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the three months ended August 31, 2002 and 2001 are as follows:

	Three Months Ended August 31,
	2002	2001
Supplemental cash flow information:
Income taxes paid, net of refunds	$2,180	$595
Interest paid	243	993

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced the Company’s results, the following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes appearing elsewhere in this report. It is also suggested that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended May 31, 2002.

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

We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings. Approximately 98% of our current revenue base is from merchant services offerings. The remaining 2% of our total revenue is from our funds transfer service offerings.

Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. We have two basic business models. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force and independent sales organizations, or ISOs, that sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide unbundled products and services primarily to financial institutions that in turn resell to their merchants. After providing for the full year impact of acquisitions, approximately 82% of our merchant services revenue is direct and the remaining 18% is indirect.

Components of Income Statement

We derive our revenues from two primary sources: (1) charges based on a percentage of processed dollar volume and (2) charges based on transaction quantity, equipment sales, leases, merchant fees, statement fees, as well as all other fees that do not relate to process dollar volume. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions. Our revenue split between processed dollar volume and transactional-based revenue is approximately 50%/50%.

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

Our free cash flow is defined as net cash from operating and investing activities, excluding business development and changes in working capital. This statistic may not be comparable to similarly titled measures reported by other companies. Free cash flow is not a measurement of financial performance under GAAP and is not presented as a substitute for cash flows from operating, investing or financing activities determined in accordance with GAAP. However, we believe this statistic is a relevant measurement and provides a reasonable indication of our cash producing capability in a useful and comparable format.

Results of Operations

In the three months ending August 31, 2002, revenue increased $16.7 million or 15% to $127.7 million from $111.0 million in the prior year’s comparable period. The increase in revenue was partially due to the inclusion of a full quarter of results from our National Bank of Canada, or National Bank, merchant portfolio acquisition. Organic revenue increased 7% to $119.2 million for the three months ending August 31, 2002 from $111.0 million for the three months ending August 31, 2001 and is driven by growth in the direct merchant services business, offset by declines in our indirect merchant services and funds transfer businesses. Organic revenue growth is calculated by excluding revenue growth associated with acquisitions that have not annualized during the period of measurement. Revenues from our indirect business continued to decline as forecasted. Revenue from the funds transfer business declined 15% to $3.1 million, primarily due to facility consolidation related to our United Kingdom operation announced last quarter and the elimination of non-recurring product revenue.

Cost of service increased by $5.4 million or 9% from $61.5 million in the three months ending August 31, 2001 to $66.9 million in the three months ending August 31, 2002. As a percentage of revenue, cost of service decreased to 52% in the three months ending August 31, 2002 from 55% in the prior year’s comparable period. The $5.4 million increase in cost of service expenses is primarily due to variable direct costs associated with the organic revenue increase, acquisitions that have not annualized, and non-recurring conversion costs, such as duplicate labor, relating to the impending National Bank back-end conversion. These expense increases were partially offset by our ongoing implementation of cost reduction and acquisition integration initiatives.

Sales, general and administrative expenses increased $8.7 million or 33% to $35.5 million in the three months ending August 31, 2002 from $26.8 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 28% for the three months ending August 31, 2002 compared to 24% for the three months ending August 31, 2001. The increase in sales, general and administrative expenses was due to the higher level of sales infrastructure, personnel and related costs to grow revenue, the inclusion of merchant acquiring portfolio acquisitions and growth in commission payments to ISOs.

Operating expenses were $102.4 million for first quarter of fiscal 2003 compared to $88.3 million for the same period in fiscal 2002. This resulted in a decrease in operating margin from 20.4% for the three months ending August 31, 2001 to 19.8% for the three months ending August 31, 2002. The operating margin decline was primarily due to the ongoing investments made in our direct and ISO sales channels, the increase in the number of ISOs and merchants signed by each ISO, and the related impact of growth in commission payments to our ISOs, which are recorded as a sales, general and administration expense, and non-recurring conversion costs such as duplicate labor relating to the impending National Bank back-end conversion. These expense increases were partially offset by our ongoing implementation of cost reduction and acquisition integration initiatives. Operating income increased $2.6 million or 12% to $25.3 million in the three months ending August 31, 2002 from $22.7 million in the prior year comparable period.

Income before a cumulative effect of a change in accounting principle increased $1.7 million or 14% to $14.6 million at August 31, 2002 from $12.9 million at August 31, 2001. Our effective tax rate is 37.4% in fiscal 2003 as compared to 38.2% in fiscal 2002 as a result of the impact of our recent acquisitions and tax planning initiatives. Diluted earnings per share before the cumulative effect of a change in accounting principle increased to $0.39 for the first quarter of fiscal 2003 compared to $0.34 for the same period in the prior year.

The Company recorded a change in accounting principle of $16.0 million, net of tax, in fiscal 2002. At June 1, 2001, we had an indefinite life intangible asset, a trademark, with a carrying value of $24.6 million. The trademark was acquired on April 1, 1996 with the purchase of 92.5% ownership interest in MasterCard International’s Merchant Automated Point-of-Sale Program, or MAPP. The value of the trademark related to the use of the MAPP name and logo. In connection with the spin-off from NDC, we launched a rebranding effort under the Global Payments Inc. name and logo. In addition, effective June 1, 2001, we purchased MasterCard’s remaining minority interest, ending all existing marketing alliances with MasterCard and began conducting a study related to the future use of the trademark. In fiscal 2002, we completed an appraisal with an independent valuation firm of the fair value of the trademark as of June 1, 2001, the implementation date of SFAS No. 142. Based on the lack of continuing use of the MAPP trademark as of June 1, 2001, the fair value of the trademark was determined to be zero. In accordance with SFAS No. 142, the $24.6 million ($16.0 million, net of tax) was written off as of June 1, 2001 and was recorded as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At August 31, 2002, we had cash and cash equivalents totaling $17.3 million. Net cash provided by operating activities increased $3.5 million, or 22%, to $19.6 million for the three months ending August 31, 2002 from $16.1 million for the comparable period in the prior year. Free cash flow increased 21% from $17.6 million for the three months ending August 31, 2001 to $21.2 million for the three months ending August 31, 2002. This strong cash flow is due to the growth in our domestic direct merchant services business and the National Bank portfolio acquisition.

Net cash used in investing activities decreased $5.2 million to $5.4 million for the three months ending August 31, 2002 from $10.6 million for the comparable period in the prior year. This decrease is primarily due to a decline in business development activities relating to acquisitions in the three months ending August 31, 2002 compared to the same period in the prior year. In fiscal 2003, we expect approximately $15 million to $25 million in total capital spending, primarily related to continued office consolidations, acquisition integrations, systems infrastructure, Canadian merchant terminals and product development.

Net cash used in financing activities increased $5.2 million to $16.1 million for the three months ending August 31, 2002 from $10.9 million for the comparable period in the prior year. During the quarter ending August 31, 2002, we paid off $22 million on our line of credit. During August 2002, however, we drew down $8.5 million of our credit line for working capital needs, primarily to fund U.S. interchange, resulting in a debt balance of $8.5 million as of August 31, 2002. We periodically borrow and repay amounts on our lines of credit, reflecting the funding of timing differences between merchant funding and receipts from card associations and the debit networks.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We currently do not have any material capital commitments, other than commitments under capital and operating leases or planned expansions. Our contractual obligations on our operating and capital leases have not materially changed from the amounts disclosed in the Company’s Form 10-K for the fiscal year ended May 31, 2002. Over the next two to three years, we may develop our own hardware and software facilities for the transaction processing, cash management, file transfer and related communications functions in an effort to improve productivity and reduce cost of services. If undertaken, this development would further increase our capital expenditures above historical levels over the next two to three years. In addition to the planned capital projects referred to above, we will continue the planning and development process necessary to assume the remaining processing services currently provided to us by National Bank under a transitional service agreement.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise.

Credit Facilities

We have a commitment for a $125 million revolving line of credit. It was initially used to fund the cash due to NDC to reflect our share of NDC’s pre-distribution debt used to establish our initial capitalization. This line of credit is also available to meet working capital needs and to finance acquisitions. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The facility has a three-year term, expiring in January 2004. The full amount outstanding is due upon demand and therefore, we classify the amount as a current liability. As of August 31, 2002 and May 31, 2002, we had $8.5 million and $22 million, respectively, outstanding under this facility.

On October 1, 2001, we obtained a commitment for a $25 million revolving credit facility to finance working capital needs and other general corporate purposes. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The facility has a sixteen-month term, expiring in January 2003. There were no amounts outstanding at August 31, 2002 and May 31, 2002 on this credit facility.

We also have a credit facility from the Canadian Imperial Bank of Commerce, or CIBC, that provides a line of credit up to $140 million (Canadian dollars), approximately $90 million U.S. as of August 31, 2002, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards. This line has a variable interest rate based on market rates and it contains certain financial and non-financial covenants and events of default customary for financings of this nature. This line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International, and has been guaranteed by our subsidiaries. This guarantee is subordinate to our primary credit facility. The CIBC credit facility had an initial term of 364 days expiring March 19, 2002 which was extended through November 29, 2002. We are currently negotiating with CIBC to amend this credit facility to extend its term and to provide for incurrence of interest costs in connection with offering “same day value” for merchant deposits. “Same day value” has been an accepted industry practice in Canada for more than ten years and is described as when the Company receives credit for a merchant’s sales the morning following the date of the applicable sales transactions. The merchant’s VISA deposits are made the same day but backdated to the previous day to give the merchant “same day value” for its sales transactions. In order to continue offering “same day value” to our VISA merchants in Canada, we expect to draw on our facility with CIBC and pay merchants a day in advance of the date we receive credit for the deposit. Although this practice may increase our interest expense with respect to the

CIBC credit facility in fiscal 2003, we expect overall interest and other expense under all credit facilities to approximate the fiscal 2002 amount. There are no amounts outstanding under the CIBC credit facility as of August 31, 2002.

As of August 31, 2002, the Company’s obligations consist of a line of credit and operating and capital leases. As noted above, we had $8.5 million outstanding under our $125 million revolving credit facility as of August 31, 2002.

Forward-Looking Results of Operations

During fiscal 2003, we intend to continue to focus on growing our domestic and Canadian presence, build our ISO sales channel, provide customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model. Consistent with this strategy, we are reaffirming our full year revenue guidance for fiscal 2003 revenue of between $495 million and $514 million, or 7% to 11% growth, compared to $463 million in fiscal 2002. We expect our free cash flow to be between $70 million and $75 million for fiscal 2003. Free cash flow is defined as net cash from operating activities, excluding business development and changes in working capital. Our expectation for fiscal 2003 diluted earnings per share is $1.35 to $1.41 or 10% to 15% growth compared to normalized diluted earnings per share of $1.23 in fiscal 2002. Normalized earnings per share for fiscal 2002 excludes the earnings per share impact of the change in accounting principle, $(0.42); and excludes the earnings per share impact of the restructuring and other charge, $(0.18), from reported diluted earnings per share of $0.63. The earnings per share target reflects our expectation of achieving operating margin of 18.0% to 18.5% in fiscal 2003.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. These factors include, but are not limited to, the following:

•
The conviction of our former independent auditors, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us and may impede our access to the capital markets.

•
The integration of the operations of National Bank’s merchant acquiring business could result in increased operating costs if the anticipated synergies of operating both businesses as one are not achieved, a loss of strategic opportunities if management is distracted by the integration process, and a loss of customers if our service levels drop during or following the integration process.

•	As a result of CIBC’s ownership of 26.5% of our common stock, certain banking regulations limit the types of business in which we can engage.
•
With the acquisition of CIBC’s and National Bank’s merchant acquiring businesses and the related growth in our Canadian business, we are exposed to foreign currency risks. We are also subject to risks from our variable rate credit facility with CIBC that could reduce our earnings and significantly increase our cost of capital.

•
We are dependent on National Bank to continue to provide services to merchants under a transition arrangement, and the failure of National Bank to provide those services could result in our loss of the business of the merchants we are receiving in the acquisition.

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

•	Reduced levels of consumer spending can adversely affect our revenues.
•	Loss of strategic industries could reduce revenues and earnings.
•	Security breaches or system failures could harm our reputation and adversely affect future profits.
•	Continued consolidation in the banking and retail industries could adversely affect our growth.
•	We are subject to the business cycles and credit risk of our merchant customers.
•	Utility and system interruptions or processing errors could adversely affect our operations.
•	Our revenues from the sale of VISA and MasterCard processing services are dependent upon our continued VISA and MasterCard certification and financial institution sponsorship.
•	Increases in credit card association fees may result in the loss of customers or a reduction in our profit margin.
•	Loss of key Independent Sales Organizations or ISO’s could reduce our revenue growth.
•	If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.
•	The credit risk of our direct merchant customers could adversely affect our revenues.
•	We may become subject to additional U.S. state taxes that cannot be passed through to our merchant customers, in which case our profitability could be adversely affected.
•	Anti-takeover provisions of our articles of incorporation and by-laws, our rights agreement and provisions of Georgia law could delay or prevent a change of control that you may favor.
•	We may not be able or we may decide not to pay dividends at a level anticipated by shareholders on our common stock, which could reduce your return on shares you hold.

For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to our Annual Report on
Form 10-K for the year ended May 31, 2002, as well as those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission, and those set forth from time to time in our analyst calls and discussions. These cautionary statements qualify all of our forward-looking statements and you are cautioned not to place undue reliance on these forward-looking statements.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to our exposure to changes in interest rates and/or foreign currency rates from the information reported in our Form 10-K for the fiscal year ended May 31, 2002.

ITEM 4—CONTROLS AND PROCEDURES

We concluded an evaluation of the effectiveness of our disclosure controls and procedures on September 23, 2002, or the Evaluation Date. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act or 1934, as amended, or the Act, (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of the Evaluation Date, information required to be disclosed in our reports that we file or submit under the Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate in a manner that allows timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Part II    Other Information

ITEM 1—PENDING LEGAL PROCEEDINGS

The Company is party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K:

On July 17, 2002, the Company filed a Current Report on Form 8-K to disclose pursuant to Item 5 of Form 8-K, that an indefinite life asset, a trademark, with a carrying value at June 1, 2001 of $24.6 million ($16.0 million net of tax) was recorded as of June 1, 2001 as a cumulative effect of a change in accounting principle. No financial statements were filed with this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc. (Registrant)

Date: October 11, 2002	By: /s/ James G. Kelly
James G. Kelly Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Certifications

I, Paul R. Garcia, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Global Payments Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002	By:	/s/ PAUL R. GARCIA
Paul R. Garcia Chief Executive Officer

I, James G. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Global Payments Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002	By:	/s/ JAMES G. KELLY
James G. Kelly Chief Financial Officer