Form 10-Q
period 2002-11-30
GLOBAL PAYMENTS INC
filed 2003-01-13
CIK 1123360

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________ .

Commission file number 001-16111

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, No Par Value—36,991,120 shares

Outstanding as of January 7, 2003

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended November 30, 2002

Part I—Financial Information

ITEM 1—FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Three Months Ended November 30,
	2002	2001
Revenues	$129,461	$115,617

Operating expenses:
Cost of service	64,395	60,718
Sales, general and administrative	41,311	34,117

	105,706	94,835

Operating income	23,755	20,782

Other income (expense):
Interest and other income	243	310
Interest and other expense	(1,199)	(1,152)
Minority interest in earnings	(1,101)	(1,101)

	(2,057)	(1,943)

Income before income taxes	21,698	18,839
Provision for income taxes	8,116	7,196

Net income	$13,582	$11,643

Basic earnings per share	$0.37	$0.32

Diluted earnings per share	$0.36	$0.31

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Six Months Ended November 30,
	2002	2001
Revenues	$257,189	$226,572

Operating expenses:
Cost of service	131,281	122,211
Sales, general and administrative	76,836	60,892

	208,117	183,103

Operating income	49,072	43,469

Other income (expense):
Interest and other income	513	776
Interest and other expense	(2,207)	(2,238)
Minority interest in earnings	(2,337)	(2,337)

	(4,031)	(3,799)

Income before income taxes and cumulative effect of a change in accounting principle	45,041	39,670
Provision for income taxes	16,846	15,153

Income before cumulative effect of a change in accounting principle	28,195	24,517
Cumulative effect of a change in accounting principle, net of $8,614 income tax benefit	—	(15,999)

Net income	$28,195	$8,518

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$0.76	$0.67
Cumulative effect of a change in accounting principle	—	(0.44)

Net income	$0.76	$0.23

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$0.75	$0.65
Cumulative effect of a change in accounting principle	—	(0.42)

Net income	$0.75	$0.23

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
GLOBAL PAYMENTS INC.

(In thousands, except share data)

	November 30, 2002	May 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,980	$19,194
Accounts receivable, net of allowance for doubtful accounts of $678 and $963, respectively	41,665	43,576
Claims receivable, net of allowance for losses of $3,565 and $3,233, respectively	748	739
Income tax receivable	—	3,756
Inventory	2,298	2,611
Deferred income taxes	6,289	6,289
Prepaid expenses and other current assets	5,134	3,292

Total current assets	91,114	79,457

Property and equipment, net	53,023	53,643
Goodwill, net	152,511	151,712
Other intangible assets, net	135,711	141,308
Other	5,399	5,298

Total assets	$437,758	$431,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$22,000
Net merchant processing payable	787	9,244
Obligations under capital leases	2,181	2,599
Accounts payable and accrued liabilities	70,639	63,162
Income taxes payable	3,327	—

Total current liabilities	76,934	97,005

Obligations under capital leases, net of current portion	3,803	4,711
Deferred income taxes	1,788	1,788
Other long-term liabilities	6,676	6,385

Total liabilities	89,201	109,889

Commitments and contingencies
Minority interest in equity of subsidiaries	24,202	25,241
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 36,933,258 and 36,787,255 shares issued and outstanding at November 30, 2002 and May 31, 2002, respectively	—	—
Paid-in capital	282,768	280,000
Retained earnings	45,443	20,200
Deferred compensation	(1,319)	(1,438)
Accumulated other comprehensive loss	(2,537)	(2,474)

Total shareholders’ equity	324,355	296,288

Total liabilities and shareholders’ equity	$437,758	$431,418

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
GLOBAL PAYMENTS INC.

(In thousands)

	Six Months Ended November 30,
	2002	2001
Cash flows from operating activities:
Net income	$28,195	$8,518
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, pre-tax	—	24,613
Depreciation and amortization	10,106	8,532
Amortization of acquired intangibles	5,766	5,340
Provision for operating losses and bad debts	4,849	4,022
Deferred income taxes	—	(9,352)
Minority interest in earnings	2,337	2,337
Other, net	893	(1,265)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	1,375	(7,946)
Merchant processing, net	(12,779)	38,287
Inventory	313	362
Prepaid expenses and other assets	(1,943)	2,506
Accounts payable and accrued liabilities	7,772	2,079
Income taxes payable	7,083	4,591

Net cash provided by operating activities	53,967	82,624

Cash flows from investing activities:
Capital expenditures	(9,809)	(12,803)
Business development, net of acquired cash	(968)	(60,990)

Net cash used in investing activities	(10,777)	(73,793)

Cash flows from financing activities:
Net (payments) borrowings on line of credit	(22,000)	16,000
Principal payments under capital lease arrangements	(1,326)	(421)
Stock issued under employee stock plans	2,250	2,309
Dividends paid	(2,952)	(2,921)
Distributions to minority interests	(3,376)	(3,033)

Net cash (used in) provided by financing activities	(27,404)	11,934

Increase in cash and cash equivalents	15,786	20,765
Cash and cash equivalents, beginning of period	19,194	6,103

Cash and cash equivalents, end of period	$34,980	$26,868

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 30, 2002

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

In December 1999, National Data Corporation, now known as NDCHealth Corporation (“NDC”), announced its intent to spin-off its NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors (the “Distribution”). This Distribution occurred on January 31, 2001 (the “Distribution Date”) and was accomplished by forming Global Payments on September 1, 2000, transferring the stock of the companies which comprised the NDC eCommerce business segment to the Company and then distributing all of the shares of common stock of Global Payments to NDC’s stockholders. NDC stockholders received 0.8 share of Global Payments for each NDC share held as of the Distribution Date. After the Distribution, Global Payments and NDC became two separate public companies.

The unaudited consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and present the Company’s financial position, results of operations, and cash flows. Intercompany transactions have been eliminated in consolidation.

The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate and the information presented is not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2002. In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for such interim periods.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue—Card information, electronic payments, funds transfer and transaction processing services revenues are based on a percentage of processed dollar volume or a specified amount per transaction, and are recognized as such services are performed. Revenues for processing services provided directly to merchants are recorded net of interchange fees charged and controlled by credit card associations.

Check guarantee services include electronic verification of the check being presented to the Company’s merchant customer through an extensive series of databases and a guarantee of the face value of the verified check to the merchant customer. If a verified and guaranteed check is dishonored, the Company reimburses the merchant for the check’s guaranteed value and pursues collection from the delinquent checkwriter. The Company has the right to collect the full amount of the check from the checkwriter but has historically recovered approximately 50% to 55% of the guaranteed, dishonored checks. The Company establishes a claims receivable from the delinquent checkwriter for the full amount of the guaranteed check and a valuation allowance for this activity based on historical and projected loss experience. See “Reserve for Operating Losses” below.

Revenue for the check guarantee offering is primarily derived from a percentage of the face value of each guaranteed check. The Company recognizes revenue upon satisfaction of its guarantee obligation to the merchant customer. This occurs when the merchant is paid either by the Company or the bank. The check guarantee offering also earns revenue based on fees collected from delinquent checkwriters which is recognized when collected, as collectibility is not reasonably assured until that point.

Check verification services are similar to the services provided in the check guarantee offering, except the Company does not guarantee the verified checks. Revenue for this offering is primarily derived from fees collected from delinquent checkwriters and is recognized when collected, as collectibility is not reasonably assured until that point. This offering earns revenue based on a fixed amount each merchant pays for each check that is verified. This revenue is recognized when the transaction is processed, since the Company has no further obligations associated with the transaction.

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

Reserve for operating losses—The Company processes credit card transactions for direct merchants. The Company’s merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or another reason, the Company may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit or other types of collateral by certain merchants to minimize any such contingent liability. The Company also utilizes a number of systems and procedures to manage merchant risk.

Despite these efforts, the Company experiences losses due to merchant defaults. As a result, the Company establishes valuation allowances for operational losses based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. As of November 30, 2002 and May 31, 2002, $2.3 million and $2.1 million, respectively, have been reserved for losses associated with merchant card processing and are reflected in the net merchant processing payable. The expense associated with the valuation allowance is included in cost of service in the accompanying consolidated statements of income.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes a valuation allowance for this activity based on historical and projected loss experiences. As of November 30, 2002 and May 31, 2002, the Company had a check guarantee reserve of $3.6 million and $3.2 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
	(in thousands)
Merchant services	$126,466	$112,079	$251,068	$219,369
Funds transfer	2,995	3,538	6,121	7,203

	$129,461	$115,617	$257,189	$226,572

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earning per share. The dilutive effect of stock options was 0.7 million shares and 1.3 million shares for the three months ended November 30, 2002 and 2001, respectively. For the six months ended November 30, 2002 and 2001, the dilutive effect of stock options was 0.8 million shares and 1.4 million shares, respectively. The diluted share base for the three and six months ended November 30, 2002 excludes incremental shares of 0.9 million and 0.8 million, respectively, related to employee stock options. These shares were excluded due to their anti-dilutive effect as a result of their option exercise prices being greater than the market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended November 30, 2002 and 2001:

	Three Months Ended November 30,
	2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$13,582	36,912	$0.37	$11,643	36,458	$0.32
Diluted EPS:
Net income available to common shareholders	$13,582	37,639	$0.36	$11,643	37,797	$0.31

	Six Months Ended November 30,
	2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Income before cumulative effect of a change in accounting principle	$28,195	36,875	$0.76	$24,517	36,467	$0.67
Cumulative effect of a change in accounting principle	—		—	(15,999)	36,467	(0.44)

Net income available to common shareholders	$28,195	36,875	$0.76	$8,518	36,467	$0.23

Diluted EPS:
Income before cumulative effect of a change in accounting principle	$28,195	37,707	$0.75	$24,517	37,822	$0.65
Cumulative effect of a change in accounting principle	—		—	(15,999)	37,822	(0.42)

Net income available to common shareholders	$28,195	37,707	$0.75	$8,518	37,822	$0.23

NOTE 4—COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended November 30, 2002 and 2001 are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
	(in thousands)
Net income	$13,582	$11,643	$28,195	$8,518
Foreign currency translation	57	(777)	(39)	(1,111)

Total comprehensive income	$13,639	$10,866	$28,156	$7,407

NOTE 5—RESTRUCTURING AND OTHER

The Company recorded restructuring and other charges in the two fiscal years ended May 31, 2002 and 2001. During the fourth quarter of fiscal 2002, the Company completed plans for the closing of four locations including associated management and staff reductions of 150 personnel. Total charges of $11.0 million for the year ended May 31, 2002 were categorized as follows:

	Total	Cash	Non-cash
	(In thousands)
Closed or planned closings of facilities	$1,512	$910	$602
Severance and related costs	6,715	5,884	831
Other costs	2,766	—	2,766

Totals	$10,993	$6,794	$4,199

During the fourth quarter of fiscal 2001, the Company completed plans for the closing of six locations including associated management and staff reductions. Total charges of $4.9 million for the year ended May 31, 2001 were categorized as follows:

	Total	Cash	Non-cash
	(In thousands)
Closed facilities	$1,416	$1,075	$341
Severance and related costs	3,466	1,610	1,856

Totals	$4,882	$2,685	$2,197

The charges relating to facilities represent locations that are either already closed or have management approved plans to be closed within twelve months of incurring the charges. These charges included future minimum lease and operating payments for all non-cancelable leases commencing on the planned exit date, and lasting for the remaining terms of the lease, net of current and estimated future sublease income. The charges also include facility exit costs incurred when the facilities are vacated. Normal lease payments, operating costs and depreciation will continue to be charged to operating expenses prior to actually vacating the specific facilities.

The severance and related costs arise from the Company’s actions to reduce personnel in areas of redundant operations and activities. These operations relate to the facility consolidation, recent acquisitions and integration of acquisition functions. The charges reflect specifically identified employees whose employment will be terminated and were informed by the time the charges were incurred. The non-cash costs associated with the severance and related costs reflect compensation expense due to the acceleration of the vesting of certain stock options for those employees that were terminated and had options outstanding.

The other costs incurred in the year ended May 31, 2002 relate to the book value of certain current assets that were deemed to be unrecoverable after the purchase of MasterCard’s remaining minority interest in Global Payment Systems, LLC in June 2001.

The cash items were accrued at the time the charges were incurred. As of November 30, 2002, $3.4 million of the cash portion of the restructuring charges from fiscal 2002 and 2001 remains accrued as a current liability in the accrued liabilities section of the balance sheets as follows:

	2002 Charge			2001 Charge
	Original Total	Payments to Date	Remaining Liability	Original Total	Payments to Date	Remaining Liability
	(n thousands)
Closed or planned closings of facilities	$910	$616	$294	$1,075	$799	$276
Severance and related costs	5,884	3,329	2,555	1,610	1,340	270

Totals	$6,794	$3,945	$2,849	$2,685	$2,139	$546

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the six months ended November 30, 2002 and 2001 are as follows:

	Six Months Ended November 30,
	2002	2001
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$9,643	$11,074
Interest paid	1,175	2,120

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. We also suggest that this management’s discussion and analysis be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2002.

General

We are a leading merchant acquirer in North America, concentrated in the middle to small merchants in the United States and large to mid-market merchants in Canada. We provide a broad range of end-to-end electronic transaction processing solutions to merchants, corporations, financial institutions and government agencies. Our portfolio of merchants is well diversified and includes general retail, restaurants, professional services, utilities, specialty retail and others. Our products and services are marketed through a variety of distinct sales channels that include a large, dedicated direct sales force, independent sales organizations, independent sales representatives, an internal telesales group, trade associations, alliance bank relationships and financial institutions.

We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings. Approximately 98% of our current revenue base is from merchant services offerings. The remaining 2% of our total revenue is from our funds transfer service offerings.

Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. We have two basic business models. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force and independent sales organizations, or ISOs, that sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide unbundled products and services primarily to financial institutions that in turn resell to their merchants. Our indirect merchant services revenue is currently declining as forecasted and represents mid to high teens as a percentage of total merchant services revenue.

Components of Income Statement

We derive our revenues from two primary sources: (1) approximately half of our revenues are derived from charges based on a percentage of processed dollar volume and (2) the remaining charges are based on transaction quantity, equipment sales, leases, merchant fees, statement fees, as well as all other fees that do not relate to processed dollar volume. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions.

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

Results of Operations

In the second quarter ending November 30, 2002, revenue increased $13.9 million or 12% to $129.5 million from $115.6 million in the prior year’s comparable period. In the six months ending November 30, 2002, revenue increased $30.6 million or 14% to $257.2 million from $226.6 million in the prior year’s comparable period. The increase in revenue was partially due to the inclusion of a full quarter of results from our National Bank of Canada, or National Bank, merchant portfolio acquisition. Organic revenue growth for the three and six months ending November 30, 2002 was approximately 9% and 8%, respectively, and was driven by low teen revenue growth in our direct business including a favorable year-over-year impact relating to last year’s September 11th events. This growth was partially offset by forecasted declines in our indirect and funds transfer businesses. Organic revenue growth is calculated by excluding revenue growth associated with acquisitions that have not annualized during the period of measurement. Revenue from the funds transfer business declined 15% to $3.0 million in the three months ending November 30, 2002, primarily due to the consolidation of our UK operations and discontinuance of new business development activities through our UK operations which was announced during our fiscal 2002 fourth quarter. We also eliminated non-recurring product revenue from our funds transfer business.

Cost of service increased by $3.7 million or 6% from $60.7 million in the three months ending November 30, 2001 to $64.4 million in the three months ending November 30, 2002. As a percentage of revenue, cost of service decreased to 50% in the three months ending November 30, 2002 from 53% in the prior year’s comparable period.

Cost of service increased by $9.1 million or 7% from $122.2 million in the six months ending November 30, 2001 to $131.3 million in the six months ending November 30, 2002. As a percentage of revenue, cost of service decreased to 51% in the six months ending November 30, 2002 from 54% in the prior year’s comparable period.

The increase in cost of service expenses was primarily due to variable direct costs associated with the organic revenue increase, acquisitions that have not annualized, and non-recurring conversion costs, such as duplicate labor, relating to the National Bank back-end conversion which was completed in early October 2002. These expense increases were partially offset by our ongoing implementation of cost reduction and acquisition integration initiatives. The decrease in cost of service as a percentage of revenue was due to benefits of consolidation and acquisition integration activities.

Sales, general and administrative expenses increased $7.2 million or 21% to $41.3 million in the three months ending November 30, 2002 from $34.1 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 32% for the three months ending November 30, 2002 compared to 30% for the three months ending November 30, 2001.

Sales, general and administrative expenses increased $15.9 million or 26% to $76.8 million in the six months ending November 30, 2002 from $60.9 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 30% for the six months ending November 30, 2002 compared to 27% for the six months ending November 30, 2001.

The increase in sales, general and administrative expenses was due to the higher level of sales infrastructure, personnel and related costs to grow revenue, the inclusion of acquired merchant portfolios and growth in commission payments to ISOs. The increase in sales, general and administrative expenses as a percentage of revenue was due to the increase in ISO related commission payments. The ISO business generally produces lower margins than the direct business due to the ongoing commission payments to the ISOs.

Operating income was $23.8 million for the second quarter of fiscal 2003 compared to $20.8 million for the same period in fiscal 2002. This resulted in an increase in operating margin from 18.0% for the three months ending November 30, 2001 to 18.3% for the three months ending November 30, 2002.

Operating income was $49.1 million for the six months ending November 30, 2002 compared to $43.5 million in the prior year’s comparable period. This resulted in a decrease in operating margin from 19.2% for the six months ending November 30, 2001 to 19.1% for the six months ending November 30, 2002.

The changes in operating income and operating margins are due to the revenue and cost factors described above.

Net income increased $2.0 million or 17% to $13.6 million in the three months ending November 30, 2002 from $11.6 million in the prior year’s comparable period, resulting in a $0.05 increase in diluted earnings per share to $0.36 from $0.31.

For the six months ending November 30, 2002, income before a cumulative effect of a change in accounting principle increased $3.7 million or 15% to $28.2 million at November 30, 2002 from $24.5 million at November 30, 2001. Our effective tax rate is expected to be 37.4% in fiscal 2003 as compared to 38.2% in fiscal 2002 as a result of the impact of our recent acquisitions and tax planning initiatives. Diluted earnings per share before the cumulative effect of a change in accounting principle increased to $0.75 for the six months ending November 30, 2002 compared to $0.65 for the same period in the prior year.

In fiscal 2002, we recorded a change in accounting principle of $16.0 million, net of tax. At June 1, 2001, we had an indefinite life intangible asset, a trademark, with a carrying value of $24.6 million. The trademark was acquired on April 1, 1996 with the purchase of 92.5% ownership interest in MasterCard International’s Merchant Automated Point-of-Sale Program, or MAPP. The value of the trademark related to the use of the MAPP name and logo. In connection with the spin-off from NDC, we launched a rebranding effort under the Global Payments Inc. name and logo. In addition, effective June 1, 2001, we purchased MasterCard’s remaining minority interest, ending all existing marketing alliances with MasterCard and began conducting a study related to the future use of the trademark. In fiscal 2002, we completed an appraisal with an independent valuation firm of the fair value of the trademark as of June 1, 2001, the implementation date of SFAS No. 142. Based on the lack of continuing use of the MAPP trademark as of June 1, 2001, the fair value of the trademark was determined to be zero. In accordance with SFAS No. 142, the $24.6 million ($16.0 million, net of tax) was written off as of June 1, 2001 and was recorded as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

We generate significant cash flow from operations. At November 30, 2002, we had cash and cash equivalents totaling $35.0 million. Net cash provided by operating activities decreased $28.6 million, or 35%, to $54.0 million for the six months ending November 30, 2002 from $82.6 million for the comparable period in the prior year. This decrease was primarily due to the fiscal 2002 acceleration in the collection of receivables relating to the CIBC merchant portfolio back-end conversion, which took place on October 26, 2001. As a result, we recognized a one-time cash in-flow of approximately $30 million in the second quarter ending November 30, 2001.

Free cash flow increased 41% from $29.9 million for the six months ending November 30, 2001 to $42.3 million for the six months ending November 30, 2002. This strong cash flow was due to the growth in our domestic direct merchant services business and the National Bank portfolio acquisition. We define our free cash flow as net cash from operating and investing activities, excluding business development and changes in working capital. This statistic may not be comparable to similarly titled measures reported by other companies as we exclude changes in working capital as they relate to funding. Free cash flow is not a measurement of financial performance under GAAP and is not presented as a substitute for cash flows from operating, investing or financing activities determined in accordance with GAAP. However, we believe this statistic is a relevant measurement and provides a reasonable indication of our cash producing capability in a useful and comparable format.

Net cash used in investing activities decreased $63.0 million to $10.8 million for the six months ending November 30, 2002 from $73.8 million for the comparable period in the prior year. This decrease was primarily due to a decline in business development activities relating to acquisitions in the six months ending November 30, 2002 compared to the same period in the prior year. In fiscal 2003, we expect approximately $15 million to $25 million in total capital spending, primarily related to continued office consolidations, acquisition integrations, systems infrastructure, acquisition of Canadian merchant terminals and product development.

Net cash used in financing activities for the six months ending November 30, 2002 was $27.4 million. This compares to $11.9 million provided by financing activities for the same period in the prior year. During the six months ending November 30, 2002, we paid the remaining $22 million on our line of credit. We periodically use our lines of credit, reflecting the funding of timing differences between merchant funding and receipts from card associations and the debit networks.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We currently do not have any material capital commitments, other than commitments under capital and operating leases or planned expansions. Our contractual obligations on our operating and capital leases have not materially changed from the amounts disclosed in our Form 10-K for the fiscal year ended May 31, 2002. Over the next two to three years, we may develop our own hardware and software facilities for transaction processing, cash management, file transfer and related communications functions in an effort to improve productivity and reduce cost of services. If undertaken, this development would further increase our capital expenditures above historical levels over the next two to three years. In addition to the planned capital projects referred to above, we will continue the planning and development process necessary to assume the remaining processing services currently provided to us by National Bank under a transitional service agreement.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise.

Credit Facilities

We have a commitment for a $125 million revolving line of credit. It was initially used to fund the cash due to NDC to reflect our share of NDC’s pre-distribution debt used to establish our initial capitalization. This line of credit is also available to meet working capital needs and to finance acquisitions. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The facility has a three-year term, expiring in January 2004. The full amount outstanding is due upon demand and therefore, we classify the amount as a current liability. As of May 31, 2002, we had $22 million outstanding under this facility and no amounts outstanding at November 30, 2002.

On October 1, 2001, we obtained a commitment for a $25 million revolving credit facility to finance working capital needs and other general corporate purposes. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The credit facility originally had a sixteen-month term, expiring in January 2003. We have recently executed an amendment with the lender to extend the term of this facility for an additional twelve months through January 2004. At November 30, 2002 and May 31, 2002, there were no amounts outstanding on this credit facility.

We also have a credit facility from the Canadian Imperial Bank of Commerce, or CIBC, that provides a line of credit up to $175 million (Canadian dollars), approximately $112 million U.S. as of November 30, 2002, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards. This line has a variable interest rate based on market rates and it contains certain financial and non-financial covenants and events of default customary for financings of this nature. This line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International, and has been guaranteed by our subsidiaries. This guarantee is subordinate to our primary credit facility. The CIBC credit facility had an initial term of 364 days expiring March 19, 2002, which was extended through December 13, 2002. On December 10, 2002, we executed a third amendment which extended the term of the agreement for an additional 364 days through December 9, 2003 and provided for the incurrence of interest costs in connection with offering merchants “same day value” for their deposits. Same day value, which has been an accepted industry practice in Canada for more than ten years, is the practice of giving merchants same day value for their sales transactions, even though their VISA deposits are made at a later date. Essentially, the merchant’s VISA deposits are backdated to the date of the applicable VISA related sales transaction. Under the terms of the credit agreement prior to the execution of the third amendment, CIBC credited the merchants deposit account for their sales transactions on the day of the transaction and we reimbursed CIBC when we received the VISA deposits. In order to continue offering “same day value” to our VISA merchants in Canada, we expect to draw on our facility with CIBC and pay merchants in advance of the date we receive the corresponding VISA deposit. Although this practice may increase our interest expense with respect to the CIBC credit facility in fiscal 2003, we expect overall interest and other expense under all credit facilities to approximate the fiscal 2002 amount. There are no amounts outstanding under the CIBC credit facility at November 30, 2002.

As noted above, there were no amounts outstanding under our revolving credit facilities at November 30, 2002. Our long term debt obligations at November 30, 2002 consist of capital leases.

Forward-Looking Results of Operations

During fiscal 2003, we intend to continue to focus on growing our domestic and Canadian presence, build our ISO sales channel, provide customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model. Consistent with this strategy, we are reaffirming our full year revenue guidance for fiscal 2003 revenue of between $495 million and $514 million, or 7% to 11% growth, compared to $463 million in fiscal 2002. While merchant processors generally report strong fourth quarter revenues due to retail holiday sales, our diversification strategy differentiates us from our peers because our revenues do not rely heavily on the retail sector. In addition, due to our fiscal year reporting, our third quarter results will include not only December, but also January and February, which are historically slower months in the merchant processing industry. Consequently, our third quarter earnings have historically been lower than the first, second and fourth quarters and we believe that this trend will continue through the third quarter of fiscal 2003. We expect our free cash flow to be between $70 million and $75 million for fiscal 2003. See definition of free cash flow under Liquidity and Capital Resources above. Our expectation for fiscal 2003 diluted earnings per share is $1.35 to $1.41 or 10% to 15% growth compared to normalized diluted earnings per share of $1.23 in fiscal 2002. Normalized earnings per share for fiscal 2002 excludes the earnings per share impact of the change in accounting principle, $(0.42); and excludes the earnings per share impact of the restructuring and other charge, $(0.18), from reported diluted earnings per share of $0.63. The earnings per share target reflects our expectation of achieving operating margin of 18.0% to 18.5% in fiscal 2003.

Special Cautionary Notice Regarding Forward-Looking Statements

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Investors are cautioned that some of the statements we use in this report, and in some of the documents we incorporate by reference in this report contain forward-looking statements and are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties, are predictive in nature, and depend upon or refer to future events or conditions. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements.

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

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission or SEC. You may read and print materials that we have filed with the SEC from their website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Copies of our filings are also available by writing or calling us using the address or phone number on the cover of this Form 10-Q.

Our SEC filings may also be viewed and copied at the following SEC public reference room, and at the offices of The New York Stock Exchange, where our common stock is quoted under the symbol “GPN.”

SEC Public Reference Room
450 Fifth Street, N.W., Room 1200
Washington, DC 20549
(You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.)

New York Stock Exchange Offices
20 Broad Street
New York, NY 10005

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to our exposure to changes in interest rates and/or foreign currency rates from the information reported in our Form 10-K for the fiscal year ended May 31, 2002.

ITEM 4—CONTROLS AND PROCEDURES

We concluded an evaluation of the effectiveness of our disclosure controls and procedures on December 23, 2002. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of December 23, 2002, information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate in a manner that allows timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to December 23, 2002.

Part II    Other Information

ITEM 1—PENDING LEGAL PROCEEDINGS

The Company is a party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 22, 2002, we held our 2002 Annual Meeting of Shareholders. At the meeting the following matters were approved by the vote specified below.

1.
Charles G. Betty was elected to serve as a Class I Director until the 2004 Annual Meeting of Shareholders or until his respective successor has been duly elected and qualified. The director received 33,778,554 shares of common stock voting in favor of his election, and 286,239 shares of common stock were withheld.

2.
Paul R. Garcia and Robert A Yellowlees were elected to serve as Class II Directors until the 2005 Annual Meeting of Shareholders or until their respective successors have been duly elected and qualified. For the proposal to elect two directors in Class II, 33,920,164 shares of common stock were voted in favor of the election of Mr. Garcia and 144, 629 shares of common stock were withheld from voting and 33,801,981 shares of common stock were voted in favor of the election of Mr. Yellowlees and 262,812 shares of common stock were withheld from voting.

3.
As for the proposal to approve the adoption of the Company’s Amended and Restated 2000 Long-Term Incentive Plan, 30,750,696 shares of common stock were voted in favor of its adoption as proposed in the Proxy Statement. 2,958,234 shares of common stock voted against the proposal and 155,863 shares of common stock abstained from voting on this issue.

4.
As for the proposal to approve the adoption of the Company’s 2000 Employee Stock Purchase Plan, 33,450,964 shares were voted in favor of its adoption as proposed in the Proxy Statement. 507,086 shares were voted against the proposal and 106,743 shares abstained from voting on this issue.

5.
The ratification to reappoint Deloitte & Touche as our independent public accountants was approved. 33,574,052 shares of common stock were voted for the ratification, 477,577 shares were voted against the ratification and 13,164 shares of common stock abstained from the vote.

ITEM 6—EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)	Exhibits

10	Third Amendment dated as of December 10, 2002 to the Credit Agreement between the Company and Canadian Imperial Bank of Commerce

10.1	Second Amendment dated as of January 7, 2003 to the Credit Agreement between the Company and SunTrust Bank

99.1	Section 906 Certification of the Chief Executive Officer

99.2	Section 906 Certification of the Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc. (Registrant)

Date: January 13, 2003	By:	/s/ JAMES G. KELLY
James G. Kelly Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Certifications

I, Paul R. Garcia, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Global Payments Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

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

Date: January 13, 2003	By:	/s/ PAUL R. GARCIA
Paul R. Garcia Chief Executive Officer

I, James G. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Global Payments Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

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

Date: January 13, 2003	By:	/s/ JAMES G. KELLY
James G. Kelly Chief Financial Officer