Form 10-Q
period 2003-02-28
GLOBAL PAYMENTS INC
filed 2003-04-04
CIK 1123360

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended February 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to .

Commission file number 001-16111

GLOBAL PAYMENTS INC.

(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Four Corporate Square, Atlanta, Georgia	30329-2009
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s common stock, no par value outstanding as of April 2, 2003 was 37,049,246.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended February 28, 2003

PART I—FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Three Months Ended February 28,
	2003	2002
Revenues	$124,573	$115,283

Operating expenses:
Cost of service	62,682	64,141
Sales, general and administrative	40,108	33,147

	102,790	97,288

Operating income	21,783	17,995

Other income (expense):
Interest and other income	219	553
Interest and other expense	(1,172)	(882)
Minority interest in earnings	(1,505)	(1,040)

	(2,458)	(1,369)

Income before income taxes	19,325	16,626
Provision for income taxes	7,228	6,351

Net income	$12,097	$10,275

Basic earnings per share	$0.33	$0.28

Diluted earnings per share	$0.32	$0.27

See Notes to Unaudited Consolidated Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Nine Months Ended February 28,
	2003	2002
Revenues	$381,762	$341,855

Operating expenses:
Cost of service	193,963	186,352
Sales, general and administrative	116,945	94,039

	310,908	280,391

Operating income	70,854	61,464

Other income (expense):
Interest and other income	733	1,329
Interest and other expense	(3,380)	(3,120)
Minority interest in earnings	(3,842)	(3,377)

	(6,489)	(5,168)

Income before income taxes and cumulative effect of a change in accounting principle	64,365	56,296
Provision for income taxes	24,072	21,505

Income before cumulative effect of a change in accounting principle	40,293	34,791
Cumulative effect of a change in accounting principle, net of $8,614 income tax benefit	—	(15,999)

Net income	$40,293	$18,792

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$1.09	$0.95
Cumulative effect of a change in accounting principle	—	(0.43)

Net income	$1.09	$0.52

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$1.07	$0.92
Cumulative effect of a change in accounting principle	—	(0.42)

Net income	$1.07	$0.50

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

GLOBAL PAYMENTS INC.

(In thousands, except share data)

	February 28, 2003	May 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,368	$19,194
Accounts receivable, net of allowance for doubtful accounts of $554 and $963, respectively	42,645	43,576
Claims receivable, net of allowance for losses of $3,555 and $3,233, respectively	535	739
Net merchant processing receivable	15,326	—
Income tax receivable	—	3,756
Inventory	1,918	2,611
Deferred income taxes	6,289	6,289
Prepaid expenses and other current assets	3,961	3,292

Total current assets	100,042	79,457

Property and equipment, net	50,455	53,643
Goodwill, net	152,511	151,712
Other intangible assets, net	133,006	141,308
Other	5,478	5,298

Total assets	$441,492	$431,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$22,000
Net merchant processing payable	—	9,244
Obligations under capital leases	1,783	2,599
Accounts payable and accrued liabilities	56,063	63,162
Income taxes payable	9,586	—

Total current liabilities	67,432	97,005

Obligations under capital leases, net of current portion	3,536	4,711
Deferred income taxes	1,788	1,788
Other long-term liabilities	6,944	6,385

Total liabilities	79,700	109,889

Commitments and contingencies

Minority interest in equity of subsidiaries	23,743	25,241

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 37,021,145 and 36,787,255 shares issued and outstanding at February 28, 2003 and May 31, 2002, respectively	—	—
Paid-in capital	283,988	280,000
Retained earnings	56,060	20,200
Deferred compensation	(1,002)	(1,438)
Accumulated other comprehensive loss	(997)	(2,474)

Total shareholders’ equity	338,049	296,288

Total liabilities and shareholders’ equity	$441,492	$431,418

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

GLOBAL PAYMENTS INC.

(In thousands)

	Nine Months Ended February 28,
	2003	2002
Cash flows from operating activities:
Net income	$40,293	$18,792

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle, pre-tax	—	24,613
Depreciation and amortization	15,570	13,699
Amortization of acquired intangibles	8,656	8,143
Provision for operating losses and bad debts	6,486	5,715
Deferred income taxes	—	(9,352)
Minority interest in earnings	3,842	3,377
Other, net	2,752	(1,152)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	956	(7,445)
Merchant processing, net	(30,877)	67,733
Inventory	693	378
Prepaid expenses and other assets	(849)	(292)
Accounts payable and accrued liabilities	(6,534)	2,014
Income taxes payable	13,342	738

Net cash provided by operating activities	54,330	126,961

Cash flows from investing activities:
Capital expenditures	(12,707)	(16,052)
Other long term assets	—	(5,000)
Business development, net of acquired cash	(1,153)	(61,215)

Net cash used in investing activities	(13,860)	(82,267)

Cash flows from financing activities:
Net payments on line of credit	(22,000)	(25,000)
Principal payments under capital lease arrangements	(1,991)	(2,530)
Stock issued under employee stock plans	3,468	3,453
Dividends paid	(4,433)	(4,385)
Distributions to minority interests	(5,340)	(4,865)

Net cash used in financing activities	(30,296)	(33,327)

Increase in cash and cash equivalents	10,174	11,367
Cash and cash equivalents, beginning of period	19,194	6,103

Cash and cash equivalents, end of period	$29,368	$17,470

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

FEBRUARY 28, 2003

NOTE 1—BASIS OF PRESENTATION

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

In December 1999, National Data Corporation, now known as NDCHealth Corporation (“NDC”), announced its intent to spin-off its NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors (the “Distribution”). This Distribution occurred on January 31, 2001 (the “Distribution Date”) and was accomplished by forming Global Payments on September 1, 2000, transferring the stock of the companies which comprised the NDC eCommerce business segment to the Company and then distributing all of the shares of common stock of Global Payments to NDC’s stockholders. NDC stockholders received 0.8 share of Global Payments’ stock for each NDC share held as of the Distribution Date. After the Distribution, Global Payments and NDC became two separate public companies.

The unaudited consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and present the Company’s financial position, results of operations, and cash flows. Intercompany transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate and the information presented is not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2002. In the opinion of management, all adjustments are of a normal and recurring nature and include those necessary for a fair presentation of the financial information for the interim periods reported.

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

Revenue for the check guarantee offering is primarily derived from a percentage of the face value of each guaranteed check. The Company recognizes revenue upon satisfaction of its guarantee obligation to the merchant customer. This occurs when the merchant is paid either by the Company or the bank. The check guarantee offering also earns revenue based on fees collected from checkwriters of dishonored checks which is recognized when collected, as collectibility is not reasonably assured until that point.

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

Despite these efforts, the Company experiences losses due to merchant defaults. As a result, the Company establishes valuation allowances for operational losses based primarily on historical experience and other relevant factors such as economic downturns or increases in merchant fraud. As of February 28, 2003 and May 31, 2002, $2.8 million and $2.1 million, respectively, was reserved for losses associated with merchant card processing and are reflected in the net merchant processing receivable or payable and the Company believes this amount approximates the fair value of the contingent liability. The expense associated with the valuation allowance is included in cost of service in the accompanying consolidated statements of income.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes a valuation allowance for this activity based on historical and projected loss experiences. As of February 28, 2003 and May 31, 2002, the Company had check guarantee reserves of $3.6 million and $3.2 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance.

Net merchant processing receivable or payable—The net merchant processing amount arises from timing differences in the Company’s settlement process with merchants and card sales processed. These timing differences are primarily due to the fluctuations in volume and timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks.

The net merchant processing receivable includes outstanding amounts on the Company’s Canadian Imperial Bank of Commerce credit facility. This facility provides a line of credit up to $175 million (Canadian dollars), approximately $117 million U.S. as of February 28, 2003, with additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards. Amounts borrowed on this facility are restricted in use to pay merchants and are repaid with funds from the card associations and debit networks received on the following day. At May 31, 2002, there were no amounts outstanding on this facility. At February 28, 2003, there were $45.9 million (Canadian dollars), approximately $30.7 million U.S. outstanding on this facility.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
	(in thousands)
Merchant services	$121,819	$112,057	$372,887	$331,426
Funds transfer	2,754	3,226	8,875	10,429

	$124,573	$115,283	$381,762	$341,855

New accounting pronouncement—In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statements of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company is evaluating the accounting methods under SFAS No. 148 and will adopt this Statement effective March 1, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other” (“FIN No. 45”). FIN No. 45 requires footnote disclosure of the guarantees or indemnification agreements a company issues. With certain exceptions, these agreements will also require a company to prospectively recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of the interim or annual periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are included in Note 2 of these unaudited interim condensed consolidated financial statements, relative to the Company’s check guarantee services revenue recognition and reserve for operating losses.

NOTE 3—EARNINGS PER SHARE

Basic earnings per share are computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share are computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earning per share. The dilutive effect of stock options was 0.9 million shares and 1.5 million shares for the three months ended February 28, 2003 and 2002, respectively. For the nine months ended February 28, 2003 and 2002, the dilutive effect of stock options was 0.9 million shares and 1.4 million shares respectively. The diluted share base for the three and nine months ended February 28, 2003 excludes incremental shares of 0.7 million related to employee stock options. These shares were excluded due to their anti-dilutive effect as a result of their option exercise prices being greater than the market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended February 28, 2003 and 2002:

	Three Months Ended February 28,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$12,097	36,993	$0.33	$10,275	36,498	$0.28
Diluted EPS:
Net income available to common shareholders	$12,097	37,894	$0.32	$10,275	38,006	$0.27

	Nine Months Ended February 28,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Income before cumulative effect of a change in accounting principle	$40,293	36,914	$1.09	$34,791	36,477	$0.95
Cumulative effect of a change in accounting principle	—		—	(15,999)	36,477	(0.43)

Net income available to common shareholders	$40,293	36,914	$1.09	$18,792	36,477	$0.52

Diluted EPS:
Income before cumulative effect of a change in accounting principle	$40,293	37,769	$1.07	$34,791	37,883	$0.92
Cumulative effect of a change in accounting principle	—		—	(15,999)	37,883	(0.42)

Net income available to common shareholders	$40,293	37,769	$1.07	$18,792	37,883	$0.50

NOTE 4—COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended February 28, 2003 and 2002 are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
	(in thousands)
Net income	$12,097	$10,275	$40,293	$18,792
Foreign currency translation	963	(94)	924	(1,205)

Total comprehensive income	$13,060	$10,181	$41,217	$17,587

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

The charges relating to facilities represent locations that are either already closed or have management approved plans to be closed within twelve months of incurring the charges. These charges included future minimum lease and operating payments for all non-cancelable leases commencing on the planned exit date, and lasting for the remaining terms of the leases, net of current and estimated future sublease income. The charges also include facility exit costs incurred when the facilities are vacated. Normal lease payments, operating costs and depreciation will continue to be charged to operating expenses prior to actually vacating the specific facilities.

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

The cash items were accrued at the time the charges were incurred. As of February 28, 2003, $2.5 million of the cash portion of the restructuring charges from fiscal 2002 and 2001 remains accrued as a current liability in the accrued liabilities section of the balance sheets as follows:

	2002 Charge			2001 Charge
	Original Total	Payments to Date	Remaining Liability	Original Total	Payments to Date	Remaining Liability
	(In thousands)
Closed or planned closings of facilities	$910	$647	$263	$1,075	$889	$186
Severance and related costs	5,884	4,151	1,733	1,610	1,340	270

Totals	$6,794	$4,798	$1,996	$2,685	$2,229	$456

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the nine months ended February 28, 2003 and 2002 are as follows:

	Nine Months Ended February 28,
	2003	2002
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$10,649	$22,628
Interest paid	2,116	4,162

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2002.

General

We are a leading merchant acquirer in North America, concentrated on the small to mid-market merchants in the United States and Canada and have acquired some large market merchants in Canada. We provide a broad range of end-to-end electronic transaction processing solutions to merchants, corporations, financial institutions and government agencies. Our portfolio of merchants is well diversified and includes general retail, restaurants, professional services, utilities, specialty retail and others. Our products and services are marketed through a variety of distinct sales channels that include a large, dedicated direct sales force, independent sales organizations, independent sales representatives, an internal telesales group, trade associations, alliance bank relationships and financial institutions.

We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings. Approximately 98% of our current revenue base is from merchant services offerings. The remaining 2% of our total revenue is from our funds transfer service offerings.

Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. We have two basic business models. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force and independent sales organizations, or ISOs, that sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide unbundled products and services primarily to financial institutions that in turn resell to their merchants. In accordance with our forecasts, our indirect merchant services revenue is currently declining and represents approximately 15% to 20% of our total merchant services revenue.

Components of Income Statement

We derive our revenue from two primary sources: (1) approximately half of our revenue is derived from charges based on a percentage of processed dollar volume and (2) approximately half of our revenue is derived from charges based on transaction quantity, equipment sales, leases, merchant fees, statement fees, as well as all other fees that do not relate to processed dollar volume. Revenue generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions.

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

Results of Operations

In the third quarter ending February 28, 2003, revenue increased $9.3 million or 8% to $124.6 million from $115.3 million in the prior year’s comparable period. In the nine months ending February 28, 2003, revenue increased $39.9 million or 12% to $381.8 million from $341.9 million in the prior year’s comparable period. Revenue growth was primarily driven by the revenue growth in our direct business. This transaction growth compares favorably to market trends of our competitors, demonstrating that we continue to gain market share in both our domestic direct and ISO sales channels. In addition, our domestic average dollar value of transaction and net revenue per transaction have remained stable for the quarter, which we believe is a result of our diversified mid-market segmentation. The number of Canadian transactions is continuing to grow this year in the high single digits. In addition, our Canadian average dollar value of transaction and net revenue per transaction have held relatively constant as we continue to further penetrate the Canadian market and successfully cross-sell between our Visa and MasterCard portfolio.

Our revenue growth was partially offset by expected declines in our indirect and funds transfer businesses. Revenue from the funds transfer business declined 15% to $2.8 million in the three months ending February 28, 2003 compared to the same period in the prior year, partially due to the consolidation of our UK operations and discontinuance of new business development activities through our UK operations, previously announced during our fiscal 2002 fourth quarter. We also eliminated non-recurring product revenue from our funds transfer business.

Cost of service decreased by $1.4 million or 2% from $64.1 million in the three months ending February 28, 2002 to $62.7 million in the three months ending February 28, 2003. As a percentage of revenue, cost of service decreased to 50% in the three months ending February 28, 2003 from 56% in the prior year’s comparable period. This decrease in cost of service was primarily due to the integration of our recent acquisitions and the implementation of cost reduction initiatives.

Cost of service increased by $7.6 million or 4% from $186.4 million in the nine months ending February 28, 2002 to $194.0 million in the nine months ending February 28, 2003. As a percentage of revenue, cost of service decreased to 51% in the nine months ending February 28, 2003 from 55% in the prior year’s comparable period.

The increase in cost of service expenses for the nine months ending February 28, 2003 from the prior year’s comparable period was primarily due to variable direct costs associated with the revenue increase, acquisitions that have not annualized, and non-recurring conversion costs, such as duplicate labor, relating to the National Bank back-end conversion, completed in early October 2002. The decrease in cost of service as a percentage of revenue was due to benefits of consolidation and acquisition integration activities.

Sales, general and administrative expenses increased $7.0 million or 21% to $40.1 million in the three months ending February 28, 2003 from $33.1 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 32% for the three months ending February 28, 2003 compared to 29% for the three months ending February 28, 2002.

Sales, general and administrative expenses increased $22.9 million or 24% to $116.9 million in the nine months ending February 28, 2003 from $94.0 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 31% for the nine months ending February 28, 2003 compared to 28% for the nine months ending February 28, 2002.

The increase in sales, general and administrative expenses for the three and nine months ending February 28, 2003 compared to the prior year comparable periods was due to the higher level of sales infrastructure, personnel and related costs to grow revenue, the inclusion of acquired merchant portfolios and growth in commission payments to ISOs. The increase in sales, general and administrative expenses as a percentage of revenue was due to the increase in ISO related commission payments. The ISO business generally produces lower margins than the other direct business due to the ongoing commission payments to the ISOs.

Operating income was $21.8 million for the third quarter of fiscal 2003 compared to $18.0 million for the same period in fiscal 2002. This resulted in an increase in operating margin from 15.6% for the three months ending February 28, 2002 to 17.5% for the three months ending February 28, 2003.

Operating income was $70.9 million for the nine months ending February 28, 2003 compared to $61.5 million in the prior year’s comparable period. This resulted in an increase in operating margin from 18.0% for the nine months ending February 28, 2002 to 18.6% for the nine months ending February 28, 2003.

The changes in operating income and operating margins are due to the revenue and cost factors described above. The fixed cost nature of the business resulted in higher income in fiscal 2003 than in fiscal 2002.

Net income increased $1.8 million or 18% to $12.1 million in the three months ending February 28, 2003 from $10.3 million in the prior year’s comparable period, resulting in a $0.05 increase in diluted earnings per share to $0.32 from $0.27.

For the nine months ending February 28, 2003, income before a cumulative effect of a change in accounting principle increased $5.5 million, or 16% to $40.3 million at February 28, 2003 from $34.8 million at February 28, 2002. Our effective tax rate is expected to be 37.4% in fiscal 2003 as compared to 38.2% in fiscal 2002 as a result of the impact of our recent acquisitions and tax planning initiatives. Diluted earnings per share before the cumulative effect of a change in accounting principle increased to $1.07 for the nine months ending February 28, 2003 compared to $0.92 for the same period in the prior year.

In fiscal 2002, we recorded a charge of $16.0 million, net of tax, for the cumulative effect of a change in accounting principle related to an indefinite life intangible asset, a trademark, with a carrying value of $24.6 million at June 1, 2002. The trademark was acquired on April 1, 1996 with the purchase of 92.5% ownership interest in MasterCard International’s Merchant Automated Point-of-Sale Program, or MAPP. The value of the trademark related to the use of the MAPP name and logo. In connection with the spin-off from NDC, we launched a rebranding effort under the Global Payments Inc. name and logo. In addition, effective June 1, 2001, we purchased MasterCard’s remaining minority interest, ending all existing marketing alliances with MasterCard and began conducting a study related to the future use of the trademark. In fiscal 2002, we completed an appraisal with an independent valuation firm of the fair value of the trademark as of June 1, 2001, the implementation date of SFAS No. 142. Based on the lack of continuing use of the MAPP trademark as of June 1, 2001, the fair value of the trademark was determined to be zero. In accordance with SFAS No. 142, the $24.6 million ($16.0 million, net of tax) was written off as of June 1, 2001 and was recorded as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

We generate significant cash flow from operations. At February 28, 2003, we had cash and cash equivalents totaling $29.4 million. Net cash provided by operating activities decreased $72.6 million, or 57%, to $54.3 million for the nine months ending February 28, 2003 from $127.0 million for the comparable period in the prior year. Excluding the impact of the change in net merchant processing, our strong cash flow was due to the growth in our domestic direct merchant services business, the National Bank portfolio acquisition, and a reduction in capital expenditures due to the timing of capital projects. The change in net merchant processing was primarily due to the change in working capital associated with our Canadian merchant processing during the nine months ended February 28, 2003. Our Canadian credit facility was amended in December 2002 to provide our CIBC merchants in Canada with “same-day value”. Prior to this amendment, CIBC provided the funding directly to support the same-day value practice. Since the amendment in December 2002, we are providing the merchants with same-day value, resulting in a net receivable balance due from the debit networks and card associations. See additional discussion under Credit Facilities, below.

Net cash used in investing activities decreased 83% from $68.4 million to $13.9 million for the nine months ending February 28, 2003 from $82.3 million for the comparable period in the prior year. This decrease was primarily due to a decline in business development activities relating to acquisitions in the nine months ending February 28, 2003 compared to the same period in the prior year. In fiscal 2003, we expect approximately $15 million to $20 million in total capital spending, primarily related to continued office consolidations, acquisition integrations, systems infrastructure, acquisition of Canadian merchant terminals and product development.

Net cash used in financing activities for the nine months ending February 28, 2003 was $30.3 million. This compares to $33.3 million provided by financing activities for the same period in the prior year. During the nine months ending February 28, 2003, we paid the remaining $22 million on our line of credit. We periodically use our lines of credit, reflecting the funding of timing differences between merchant funding and receipts from card associations and the debit networks.

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

Credit Facilities

We have a commitment for a $125 million revolving line of credit. It was initially used to fund the cash due to NDC to reflect our share of debt incurred by NDC prior to our spin-off to establish our initial capitalization. This line of credit is also available to meet working capital needs and to finance acquisitions. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The facility has a three-year term, expiring in January 2004. The full amount outstanding is due upon demand and, therefore, we classify the amount as a current liability. As of May 31, 2002, we had $22 million outstanding under this facility and no amounts outstanding at February 28, 2003.

On October 1, 2001, we obtained a commitment for a $25 million revolving credit facility to finance working capital needs and other general corporate purposes. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The credit facility originally had a sixteen-month term, expiring in January 2003. Prior to its expiration, we executed an amendment with the lender to extend the term of this facility for an additional twelve months through January 2004. At February 28, 2003 and May 31, 2002, there were no amounts outstanding on this credit facility.

We also have a credit facility from the Canadian Imperial Bank of Commerce, or CIBC, that provides a line of credit up to $175 million (Canadian dollars), approximately $117 million U.S. as of February 28, 2003, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards. This line has a variable interest rate based on market rates and it contains certain financial and non-financial covenants and events of default customary for financings of this nature. This line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International, and has been guaranteed by our subsidiaries. This guarantee is subordinate to our primary credit facility. On December 10, 2002, we executed a third amendment to this credit facility which extended the term of the facility for an additional 364 days through December 9, 2003 and provided for the incurrence of interest costs in connection with offering merchants “same day value” for their deposits. Same day value, which has been an accepted industry practice in Canada for more than ten years, is the practice of giving merchants same day value for their sales transactions, even though their deposits are made at a later date. Essentially, the merchant’s deposits are backdated to the date of the applicable sales transaction. Under the terms of the credit agreement prior to the execution of the third amendment, CIBC credited the merchants’ deposit account for their sales transactions on the day of the transaction and we reimbursed CIBC when we received the corresponding funding from the card association and debit network. In order to continue offering “same day value” to our merchants in Canada, we expect to draw on our facility with CIBC and pay merchants in advance of the date we receive the corresponding funding from the card association and debit network resulting in a net merchant processing receivable. This practice, along with the recent interest rate increases in Canada, may increase our interest expense in fiscal 2003. At May 31, 2002, there were no amounts outstanding on this facility. At February 28, 2003, there were $45.9 million (Canadian dollars) outstanding on this credit facility. This amount is included as of component of the net merchant processing receivable on the balance sheet. The amount borrowed is restricted in use to pay merchants and will be received from the card associations and debit network on the following day.

Forward-Looking Results of Operations

During fiscal 2003, we intend to continue to focus on growing our domestic and Canadian presence, build our ISO sales channel, provide customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model. Consistent with this strategy, we are reaffirming our full year revenue guidance for fiscal 2003 revenue of between $495 million and $514 million, or 7% to 11% growth, compared to $463 million in fiscal 2002. Our expectation for fiscal 2003 diluted earnings per share is $1.39 t o $1.42 or 13% to 15% growth compared to normalized diluted earnings per share of $1.23 in fiscal 2002. Although we consider the lower ranges of this guidance to be conservative, it does not reflect the potential impact that may result from the economic effects of any terrorist attacks, the ongoing military action in the Middle East or any other future revenue and earnings risk factors as listed below. Normalized diluted earnings per share for fiscal 2002 excludes the earnings per share impact of the change in accounting principle, $(0.42), and excludes the earnings per share impact of the restructuring and other charge, $(0.18), from reported diluted earnings per share of $0.63. The earnings per share target reflects our expectation of achieving operating margin of 18.0% to 18.5% in fiscal 2003.

We currently process card transactions for Air Canada. Our revenue from this relationship represents less than 1% of our consolidated revenue. Air Canada has recently filed for protection under the Companies’ Creditors Arrangement Act, which generally allows a company to reorganize while it continues normal operations. Based on publicly available information, Air Canada has received U.S. $700 million of debtor-in-possession financing and the court order provides that the airline shall honor all airline tickets in the usual and ordinary course of business. Based on information currently available to us, we believe a material loss is unlikely and we are not revising our guidance for fiscal 2003.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. These factors include, but are not limited to, the following:

•	The conviction of our former independent auditors, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us and may impede our access to the capital markets.

•	As a result of CIBC’s ownership of 26.5% of our common stock, certain banking regulations limit the types of business in which we can engage.

•	With the acquisition of CIBC’s and National Bank’s merchant acquiring businesses and the related growth in our Canadian business, we are exposed to foreign currency risks. We are also subject to risks from our variable rate credit facility with CIBC that could reduce our earnings and significantly increase our cost of capital.

•	In order for us to continue to grow and increase our profitability, we must continue to expand our share of the existing electronic payments market and also expand into new markets.

•	In order to remain competitive and continue to increase our revenues, we must continually update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

•	Some of our competitors are larger and have greater financial and operational resources than we do which may give them an advantage in our market in terms of the price offered to customers or the ability to develop new technologies.

•	We are dependent on NDC for the provision of critical telecommunications services, network systems and other related services for the operation of our business, and the failure of NDC to provide those services in a satisfactory manner could affect our relationships with customers and our financial performance.

•	Reduced levels of consumer spending can adversely affect our revenues.

•	Loss of strategic industries could reduce revenues and earnings.

•	Security breaches or system failures could harm our reputation and adversely affect future profits.

•	Continued consolidation in the banking and retail industries could adversely affect our growth.

•	We are subject to the business cycles and credit risk of our merchant customers.

•	Utility and system interruptions or processing errors could adversely affect our operations.

•	Our revenues from the sale of VISA and MasterCard processing services are dependent upon our continued VISA and MasterCard certification and financial institution sponsorship.

•	Increases in credit card association fees may result in the loss of customers or a reduction in our profit margin.

•	Loss of key Independent Sales Organizations, or ISOs, or a reduction in the number of new merchants signed by ISOs per quarter compared to historical levels, could reduce our revenue growth.

•	If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

•	The credit risk of our direct merchant customers could adversely affect our revenues.

•	We may become subject to additional U.S. state taxes that cannot be passed through to our merchant customers, in which case our profitability could be adversely affected.

•	Anti-takeover provisions of our articles of incorporation and bylaws, our rights agreement and provisions of Georgia law could delay or prevent a change of control that you may favor.

•	We may not be able or we may decide not to pay dividends at a level anticipated by shareholders on our common stock, which could reduce your return on shares you hold.

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

New York Stock Exchange Offices

20 Broad Street

New York, NY 10005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to our exposure to changes in interest rates and/or foreign currency rates from the information reported in our Form 10-K for the fiscal year ended May 31, 2002.

Item 4. Controls and Procedures

We concluded an evaluation of the effectiveness of our disclosure controls and procedures on March 25, 2003. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of March 25, 2003, information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to March 25, 2003.

PART II – OTHER INFORMATION

Item 1. Pending Legal Proceedings

The Company is a party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

Item 6. Exhibits and Reports Filed on Form 8-K

(a)	Exhibits.

3	Third Amended and Restated Bylaws of Global Payments Inc.

99.1	Section 906 Certification of the Chief Executive Officer

99.2	Section 906 Certification of the Chief Financial Officer

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended February 28, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc. (Registrant)

Date: April 4, 2003	By:	/s/ JAMES G. KELLY
James G. Kelly Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Certifications

I, Paul R. Garcia, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Global Payments Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003	By:	/s/ PAUL R. GARCIA
Paul R. Garcia Chief Executive Officer

I, James G. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Global Payments Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003	By:	/s/ JAMES G. KELLY
James G. Kelly Chief Financial Officer