Form 10-K
period 2003-05-31
GLOBAL PAYMENTS INC
filed 2003-08-26
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

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

As of August 18, 2003, the aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all named executive officers, directors, and shareholders owning 25% or more of the outstanding shares of common stock are “affiliates” of the Registrant) was $979,133,134 based upon the last reported sale price on The New York Stock Exchange on August 18, 2003.

The number of shares of the registrant’s common stock outstanding at August 18, 2003 was 37,174,023 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s proxy statement for the 2003 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.

2003 FORM 10-K ANNUAL REPORT

SPECIAL CAUTIONARY NOTICE REGARDING

FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, the amount of future capital expenditures, our success in developing and introducing new products and expanding our business, the successful integration of future acquisitions, and the timing of the introduction of new and modified products or services. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends” and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen, and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Exhibit 99.1 to this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission. These cautionary statements qualify all of our forward-looking statements and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission or SEC. You may read and print materials that we have filed with the SEC from their website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Copies of our filings and specified exhibits are also available, free of charge, by writing or calling us using the address or phone number on the cover of this Form 10-K.

Our SEC filings may also be viewed and copied at the following SEC public reference room, and at the offices of The New York Stock Exchange, where our common stock is quoted under the symbol “GPN.”

SEC Public Reference Room

450 Fifth Street, N.W., Room 1200

Washington, DC 20549

(You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.)

New York Stock Exchange Offices

20 Broad Street

New York, NY 10005

PART I

ITEM 1—BUSINESS

General Developments

Financial Highlights

In fiscal 2003, revenue increased $53.3 million or 12% to $516.1 million from $462.8 million in fiscal 2002. Revenue growth is primarily driven by the growth in our direct merchant service offering in the United States and Canadian portfolios. Operating income is $93.3 million for fiscal 2003, compared to $71.4 million in the prior year’s comparable period. This resulted in an increase in operating margin from 15.4% for fiscal 2002 to 18.1% for fiscal 2003. Operating income excluding the effect of the restructuring and other charges from fiscal 2003 and 2002, increased $12.1 million or 15% to $94.5 million in fiscal 2003 from $82.4 million in fiscal 2002. Net income increased $29.5 million or 124% to $53.3 million in fiscal 2003 from $23.8 million in the prior year’s comparable period, resulting in a $0.78 increase in diluted earnings per share to $1.41 from $0.63. Net income, excluding the impact of the restructuring and other charges from fiscal 2003 and 2002 and excluding the cumulative effect of the change in accounting principle from fiscal 2002, increased by $7.5 million or 16% to $54.1 million in fiscal 2003 from $46.6 million in fiscal 2002 and diluted earnings per share on the same basis increased $0.20 or 17% to $1.43 in fiscal 2003 from $1.23 in fiscal 2002. Refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pending Acquisition

On August 11, 2003, we entered into a definitive agreement to acquire Latin America Money Services, LLC, or LAMS, a holding company which directly owns a majority of the outstanding equity interest in DolEx Dollar Express, Inc., or DolEx, and indirectly owns a majority of the outstanding equity interest in DolEx Envios S.A. de C.V., a Mexican subsidiary of DolEx. The transaction, which is structured as a merger between a newly created subsidiary of Global Payments and LAMS, is subject to regulatory approvals; however it is expected to close before the end of calendar year 2003. We are also acquiring the remaining minority interest in DolEx, so that following the transaction, DolEx will be a wholly-owned, indirect subsidiary of Global Payments Inc. The purchase price is $190 million, plus a contingent payment of up to $10 million based on the calendar year 2003 financial results of DolEx. We expect the purchase price to be financed under our existing line of credit, cash on hand, and notes payable. We intend to operate the business in a manner consistent with DolEx’s historical operations. We plan to include this business in our funds transfer offering, with a consumer-to-consumer focus. Once the transaction closes, we will re-name the funds transfer offering to money transfer.

Founded in 1996, DolEx is a leading provider of consumer-to-consumer electronic money transfer services to the Latino community living in the U.S. and their Latin American families abroad. DolEx provides services that allow customers to send money from its network of retail branches in the U.S. to beneficiaries in Latin America. The company has its headquarters in Arlington, Texas, operates hundreds of branches across the U.S. in areas with large Latino populations, and has settlement arrangements with thousands of bank, exchange house, and retail locations in Latin America. For the year ended December 31, 2002, DolEx and DolEx Envios reported total revenues of $69.9 million.

Acquisition Integration

As part of our ongoing strategy to integrate our acquisitions into our existing systems, we completed the conversion of National Bank of Canada’s, or National Bank, merchant accounts onto our back-end operating platform during October 2002. We also completed the front-end conversion of the merchant accounts acquired from National Bank to a Canadian-based third party processor during February 2003.

Acquisition Strategy

We continue to pursue our acquisition strategy, which includes entering new markets and expanding existing markets. Our focus will be on international processing and payment-related businesses that will allow us to leverage our back-end platform, risk, and chargebacks infrastructure and gain greater economies of scale. We believe that the experience we have gained from past acquisitions has made us proficient on systems conversions.

Merchant Processing Industry Matters

On June 5, 2003, MasterCard and VISA announced that they have settled the class-action antitrust lawsuit which was filed by Wal-Mart Stores, Inc. Sears, Roebuck and Co. and other merchants against MasterCard and VISA. This lawsuit began in 1996 when a group of merchants sued MasterCard and VISA over their signature debit interchange rates and policies on merchant card acceptance, which is commonly known in the industry as the “honor all cards” rule. The settlement included damages to be paid to certain merchants, lower signature debit interchange rates and modification of card acceptance policies, so that merchants are no longer required to accept VISA and MasterCard signature based, offline debit cards as a condition for accepting VISA and MasterCard credit cards. Due to the policy changes on cards merchants can choose to accept and consumers’ preference for higher security, we believe that this settlement may result in an increase in Personal Identification Number, or PIN-based debit usage. Although it is difficult to determine the impact of this settlement on Global Payments, we do not expect this to have a significant negative impact on our future growth.

Business Description

Global Payments Inc., or Global Payments, is a high volume processor of electronic transactions and related money transfers that principally enables consumers, corporations, government agencies and other profit and non-profit business enterprises to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between the necessary parties such that a transaction can be completed. Including our time as part of National Data Corporation, now known as NDCHealth, or NDC, we have provided transaction processing services since 1968. During that period, we have expanded our business to include debit card, business-to-business purchasing card, check guarantee, check verification and recovery, and terminal management services, which we collectively include as a component of our merchant service offerings. In addition, we provide funds transfer services to domestic and international financial institutions, corporations, and government agencies in the United States, Canada, and Europe. We were incorporated in Georgia as Global Payments Inc. in September 2000.

We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings. We provide our products and services to merchant customers in many vertical industries including government, professional services, restaurant, universities, utilities, gaming, retail and health care.

Total revenues from our merchant service and funds transfer customers are as follows:

	2003	2002	2001
	(in thousands)
Merchant services	$503,827	$449,144	$334,979
Funds transfer	12,257	13,682	18,216

	$516,084	$462,826	$353,195

Merchant Services

Our merchant services offerings provides merchants and financial institutions with credit and debit card transaction processing, check guarantee, check verification and recovery services. We are primarily the intermediary between the merchant and the card associations and debit networks or individual financial institutions. Our value added services allow us to leverage our scale to concentrate high volume transactions for many merchant customers to access the card associations and debit networks at a significantly lower cost. Our check products offer merchant customers risk management, in the case of verification and recovery, or risk elimination, in the case of guarantee, by leveraging our vast database of checkwriters to help decide whether the merchant should accept a check as the form of payment from a particular checkwriter.

Credit and Debit Card Transaction Processing

Credit and debit card transaction processing includes business-to-business purchasing card, private label, gift and loyalty card and electronic benefits transfer program processing. Credit and debit card processing describes a consumer acquiring goods or services from a retail location, whereas business-to-business card processing refers to a corporate purchasing department acquiring goods, such as office supplies or raw materials, from a corporate vendor.

Although card transactions may appear simplistic, a transaction requires a complex process involving various participants in a series of electronic connections. Aside from electronic transaction processors, also known as merchant acquirers, such as Global Payments, participants in this process include card issuers, merchants, cardholders, and card associations. Card issuers are financial institutions that issue credit cards to approved applicants and are identifiable by their trade name typically imprinted on the issued cards. The term merchant generally refers to any organization that accepts credit or debit cards for the payment of goods and services, such as retail stores, restaurants, corporate purchasing departments, universities, and government agencies.

An approved applicant for a credit card from a card issuer is referred to as a cardholder, and may be any entity for which an issuer wishes to extend a line of credit, such as a consumer, corporation, or government agency. The cardholder may use the card at any merchant location that meets the qualification standards of the card associations, known as MasterCard and VISA, or other card issuers such as American Express, Discover, Diners Club and debit networks such as STAR, NYCE, and PULSE in the United States and Interac in Canada. Debit cards payments differ slightly from traditional credit card transactions in that the cardholder is required to have sufficient funds available in a deposit account at the time of the transaction, or the debit card transaction will not be authorized. PIN-based or online debit transactions are sent through a debit network, while signature-based, offline debit, or check card transactions are sent through card associations and require a signature at the time of purchase. Also, PIN-based or online debit transactions deduct the purchase amount from the cardholder’s deposit account within a day of the purchase, depending on the time of the purchase. Signature-based, offline debit, or check card transactions typically debit the cardholder’s deposit account two to three days after the purchase, although the funds are “held” with a memo posted to the cardholder’s bank account. A credit card posts to a cardholders account, reducing the available credit limit in a similar manner.

The card associations and debit networks consist of members, generally financial institutions, who establish uniform regulations that govern much of the industry. During a typical card transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on electronic transaction processor intermediaries, such as Global Payments, and card associations to exchange the required information and funds. Credit card and debit card transactions account for approximately 81% and 19%, respectively, in the United States, and 34% and 66%, respectively, in Canada, of our total transactions processed. We perform a series of services including authorization, electronic draft capture, funds settlement and certain exception-based, back office support services such as chargeback and retrieval resolution. The following is a more detailed description of credit and debit card transactions:

A card transaction begins when a cardholder presents a card for payment at a merchant location and the merchant swipes the card’s magnetic strip through a point of sale, or POS, terminal card reader, which may be provided by Global Payments through our terminal management offering. For a credit card transaction, authorization services generally refer to the process whereby the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed a defined limit. The terminal electronically records sales draft information, such as the credit card identification number, transaction date, and dollar value of the goods or services purchased. In a PIN-based debit transaction, the terminal records the card number, PIN and dollar value of the purchase.

After a card is swiped, the terminal automatically dials a pre-programmed phone number connected to our network in order to receive authorization of the transaction. We route the request to the applicable card association or debit network. The card association or debit network forwards the authorization request to the card issuer, who determines a response based on the status of the cardholder’s account. The response is returned to the merchant’s terminal via the same communication network. This entire authorization and response process occurs within seconds from the time the merchant swipes the cardholder’s card through the point of sale terminal card reader.

Electronic draft capture is the process of transferring sales draft data into electronic format so that it may be sent through networks for clearing and settlement. The card associations use either a system known as interchange, in the case of credit cards, or the debit networks in the case of debit cards, to transfer the information and funds between the card issuers and us to complete the link between merchants and card issuers.

Funds settlement refers to the process of transferring funds for sales and credits between cardholders and card issuers, including the final debiting of a cardholder’s account and crediting of a merchant’s account for a sales transaction. Depending on the type of transaction, either the interchange system or the debit networks are used to transfer the information and funds between electronic transaction processors and card issuers, and complete the link between merchants and card issuers. We use our network telecommunication infrastructure and the Federal Reserve’s Automated Clearing House system, or ACH in the United States and the Automated Clearing Settlement System, and the Large Value Transfer System, both in Canada, to ensure that our merchants receive the proper funds due to them for the value of the goods or services that the cardholder purchased. In the United States, merchant funding primarily occurs after we receive the funds from the card issuer. This business model differs from the business model followed in Canada, where we advance payment to merchants for credit and debit card transactions before receiving the interchange or debit transaction reimbursement from the card issuers. Each participant in the transaction process receives compensation for their services. As an illustration, on a $100.00 credit card or offline debit transaction, the card issuer may fund us $98.50 retaining approximately $1.50 referred to as an interchange fee. We would, in turn, pay the merchant $100.00 and pay assessment fees to the card association of approximately $0.10. After the end of the month, we would bill the merchant a percentage of the transaction, or discount, to cover the full amount of the interchange fee, assessment fee and our net revenue from the transaction. If our net revenue from the merchant in the above example was 40 basis points, we would bill the merchant $2.00 at the end of the month for the transaction, reimburse ourselves for approximately $1.60 in interchange and assessment fees and retain $0.40 as our net revenue for the transaction. For a PIN-based debit card transaction, a rate per transaction is charged which includes our fee and debit network fees. The card issuer seeks reimbursement of $100.00 from the cardholder in the form of a monthly credit card bill or charging the cardholders bank account in the case of a debit card transaction.

In addition to the card processing services described above, we also process retrieval requests on behalf of merchants for issuing banks and portfolios and provide chargeback resolution services, both of which relate to cardholders disputing an amount that has been charged to their credit card. We review the dispute and handle the related exchange of information and funds between the merchant and the card issuer if a charge is to be reversed.

Our merchant accounting services provide information primarily for our financial institution customers to monitor portfolio performance, control expenses, disseminate information, and track profitability through the production and distribution of detailed statements summarizing electronic transaction processing activity. Our risk management services allow financial institutions and independent sales organizations, or ISOs, to monitor credit risk, thereby enhancing the profitability of their merchant portfolios. Our risk management services include credit underwriting, credit scoring, fraud control, account processing, and collections. We also provide our customers with various support services, such as working with merchants to set-up their credit card programs or resolving issues relating to their terminal card readers.

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

In the specialized vertical market of gaming, our VIP Preferred proprietary software provides the gaming industry with the tools necessary to establish revolving check cashing limits for the casinos’ customers. Because VIP Preferred cardholders have fast access to cash with high limits, gaming establishments can increase money to their floor and eliminate associated risk because transactions are 100 percent guaranteed. We also offer an electronic check option, VIP Preferred e-Check, which eliminates the need for paper checks as part of the VIP Preferred suite of products.

Check Verification and Recovery Services

Check verification and recovery services are similar to those provided in the check guarantee service, except that this service does not guarantee payment of the verified checks. This service provides a low-cost, loss-reduction solution for merchants wishing to quickly measure a customer’s check worthiness at the point of sale, while not having to incur the additional expense of check guarantee services. We derive revenue for these services primarily from the service fees collected from delinquent check writers, fees charged to merchants based on a transaction rate per verified check, and fees charged to merchants for specialized services, such as electronic re-deposits of dishonored checks.

Our terminal management offering provides a variety of products and services relating to electronic transaction processing equipment, such as terminal programming and deployment, set-up and telephone training, maintenance and equipment replacement, warehousing and inventory control, customer service and technical support, customized reporting, and conversions. We provide these services directly to our own portfolio of merchants to support our credit and debit card transaction processing, check guarantee and check verification and recovery services, as well as, indirectly to merchants on behalf of our financial institution and independent sales organization customers. We derive revenue from equipment sales and rentals, programming and deployment fees, and repairs and maintenance services.

Funds Transfer

Our electronic funds transfer product and service offerings include a wide variety of services such as financial electronic data interchange, or EDI, account balance reporting, management information and deposit reporting. These products and services provide financial, management and operational data to financial institutions, corporations and government agencies worldwide and allow these organizations to exchange the information with financial institutions and other service providers. We also provide EDI tax filing and Internet tax payment services that allow financial institutions and government agencies to offer corporate taxpayers a secure and convenient method of paying taxes electronically. Tax payment security is handled through both SSL encryption/decryption and multi-level password access and operates through a web site that serves as the portal for securely receiving tax information and delivering the transaction for payment.

Sales and Marketing

We offer end-to-end services, which means that we believe we have the ability to fulfill all of our customers’ needs with respect to merchant services and funds transfer offerings. We market our services through a variety of sales channels that includes a large, dedicated sales force, independent sales organizations, independent sales representatives, an internal telesales group, trade associations, alliance and agent bank relationships, and financial institutions.

In addition to receiving referrals from approximately 1,800 bank branch locations in Canada, we have affiliations with more than 200 organizations, including financial institutions and trade associations, and approximately 300 Certified Application Providers, or CAPs, in the United States that provide sales leads. Additionally, we market directly to customers through print advertising and direct mail efforts. We also participate in major industry tradeshow and publicity events and actively employ various public relations campaigns. We pursue this strategy in an attempt to utilize the lowest delivery cost system available to successfully acquire target customers.

We market our products and services throughout the United States, Canada and Europe. For a discussion of revenues in the United States, Canada and Europe for the fiscal years ended May 31, 2003, 2002 and 2001, see Note 1 in the Notes to Consolidated Financial Statements.

We have two basic business models we use to market our products and services. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force and ISOs which sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide unbundled products and services primarily to financial institutions that in turn resell our products and their services to their merchants.

For the fiscal year ended May 31, 2003, approximately 83% of our revenue arose from direct merchant services and 15% arose from indirect merchant services, while the remaining 2% arose from our funds transfer service offering. Direct revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect and funds transfer revenue is generated on merchants charged a specified amount per transaction. We also charge for other processing fees, unrelated to the number of transactions or the transaction value.

Employees

As of June 30, 2003, we and our subsidiaries had approximately 1,700 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction processing, and we believe that our current and future operations depend substantially on retaining these employees.

Competition

Our primary competitors in the electronic transaction processing industry include other independent processors, as well as major national and regional financial institution processors and ISOs. Certain of these companies are privately held, and the majority of those that are publicly held do not release the information necessary to precisely quantify our relative competitive position. As an independent processor, our principal affiliation with financial institutions relates to the sponsorship that enables our access to the card associations and debit networks. We believe an independent processor will tend to be a merchant customer advocate, as there is no other relationship with a card issuing business or cardholder customer service, as a financial institution. Also, a financial institution processor sales channel is primarily based on referrals with in the institution, to further leverage a customer relationship, an independent processor or ISO will tend to be focused on sales from all channels, including internally generated leads. Finally, a financial institution processor may not have the same executive focus on a merchant services business, as the business is not core to the total revenues of the financial institution. We primarily differ from ISOs in that we have our own platform and financial institution sponsorship agreements.

Based on industry publications such The Nilson Report, dated March 2003, we are a leading, mid-market merchant acquirer in the United States. According to that report, one of our competitors, First Data Corporation and its affiliates, is the largest electronic transaction processor in the United States. In April 2003, First Data Corporation announced a definitive agreement to merge with Concord EFS, Inc. The merger is currently under review by antitrust authorities and if approved, the combined companies, excluding VISA and MasterCard, would result in the largest market share of electronic transaction processing and network ownership in the United States. Although the consummation of this merger would increase the size of the largest competitor in the merchant processing industry, this merger may present us and other merchant processors with additional opportunities. This merger should not directly impact us as we focus on the mid-market merchant segment in the United States and we do not own a debit network, whereas these competitors focus on larger market merchants and own debit networks.

Our primary competitor in Canada is Moneris Solutions, which we believe has a slightly larger share of the Canadian electronic transaction market than we do. Moneris Solutions is a joint investment of the Royal Bank of Canada and the Bank of Montreal. However, we believe that we are the largest, publicly traded independent processor in Canada.

The most significant competitive factors related to our product and services include customer service, quality, value-added features, functionality, price, reliability, the breadth and effectiveness of our distribution channel, and the manner in which we deliver our services. While we service all industry segments, we specialize in the mid-market segment in the United States and the large market segment in Canada. We define mid-market as a merchant with an average of $250 thousand to $300 thousand in annual VISA and/or MasterCard volume. These competitive factors will continue to change as new distribution channels and alternative payment solutions are developed by our competitors and us.

Our primary strategy to distinguish ourselves from our competitors focuses on offering a variety of electronic transaction processing payment solutions to our customers. These enhanced services involve vertical market and sophisticated reporting features that add value to the information obtained from our electronic transaction processing databases. We believe that our knowledge of these specific markets, the size and effectiveness of our dedicated sales force, affiliations with trade associations, agent banks and CAPs, our ability to offer specific, integrated solutions to our customers, including hardware, software, processing, and network facilities, and our flexibility in packaging these products are positive factors that enhance our competitive position.

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

The rapid growth of retail credit card transactions, as well as the increased utilization of debit cards, directly correlates with the historic growth of our business. In the United States, total consumer spending is expected to continue to increase, together with an increase in the percentage of consumers using forms of payment other than cash and checks (i.e., credit and debit cards and other electronic means). Based on The Nilson Report dated April 2003, we believe that more than $2.1 trillion of annual consumer spending is charged using VISA and MasterCard. In Canada, we expect to benefit from similar consumer spending trends. Based on The Nilson Report dated July 2003, we also believe that over $157 billion (U.S.) of annual Canadian consumer spending uses VISA, MasterCard or debit as the form of payment.

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

We believe that the proliferation of “loyalty” or co-branded cards that provide consumers with added benefits for card use should contribute to increased use of credit and debit cards in the future. Additionally, as merchants and consumers continue to use electronic commerce as a means to purchase goods and services, both the consumer-to-business and business-to-business aspects of electronic commerce will demand a growing array of transaction processing and support services. We currently provide complete processing capabilities for major credit cards, co-branded credit cards, debit cards and purchasing cards and are continuing to research services to compliment new technology and demand.

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

VISA has recently announced that they will begin offering cards containing chip technology in Canada. Chip technology can securely store and encrypt confidential information. The chip is virtually impossible to copy and has the power to be programmed with spending and usage limits making it possible to authorize transactions off-line. Chip technology will enable a host of additional features including a choice of applications such as loyalty, access control, rewards, and public transit passes. This complex project to offer chip technology in the Canadian marketplace is expected to take up to seven years for all participants to implement the equipment necessary to accept and process the chip card compliant transactions. We have been working to develop a long-term plan to ensure our merchants will benefit from the migration to chip technology in the Canadian market.

We believe that the number of electronic transactions will continue to grow in the future and that an increasing percentage of these transactions will be processed through emerging technologies, such as wireless payment products, stored value cards and other custom payment solutions. We have focused on bringing niche wireless POS products and services into the mainstream. Today, we offer products that meet the needs of fixed location, portable and mobile merchants. We have also participated in multiple wireless payment card pilots, also known as Radio Frequency Identification, RFID or contact less payment card pilots, designed to decrease consumer checkout time allowing our merchants to service more customers and process more transactions. We continue our development of a new electronic check system, which the industry sometimes refers to as check truncation or conversion, designed to further reduce our customer’s paper handling cost by converting paper checks into an electronic ACH file transaction. In anticipation of the growing demand for Internet communications by traditional merchants we are focused on developing new and secure solutions. These emerging technologies will be a major factor in accelerating the continued conversion from paper transaction processing to electronic transaction processing, which will result in greater growth opportunities for our business.

Strategy

Our business strategy centers on providing a full range of electronic transaction processing services in our existing markets and expanding into new markets through customer service, products and services, strategic acquisitions and new relationships with trade associations and agent banks. We believe that this strategy provides us with the greatest opportunity for leveraging our existing infrastructure and maintaining a consistent base of recurring revenues. We believe that the electronic commerce market presents additional attractive opportunities for continued growth. In pursuing our business strategy, we seek to increase our penetration of existing markets, to continue to identify and create new markets, such as the electronic commerce market, and to further leverage our infrastructure through the following:

•	providing the best possible customer service by investing in technology, training and product enhancements;

•	expanding distribution channels, primarily direct merchant services, ISOs, and CAPs;

•	growing our domestic and Canadian market share by concentrating on the mid-market segment in the United States and on the small and mid-market segment in Canada;

•	providing the latest, secure, enhanced products and services by developing value-added applications, enhancing existing products, and developing new systems and services to blend technology with our customer needs;

•	continuing systems integrations, primarily consolidation of operating platforms and implementation of cost reduction initiatives; and

•	focusing on potential acquisitions, investments and alliances with companies that have compatible products, services, development capabilities and distribution capabilities in the direct card business (domestic and international).

Banking Regulations

Canadian Imperial Bank of Commerce, or CIBC, owns 26.3% of our common stock outstanding. As a result of CIBC’s equity interest in our company, we are considered a subsidiary of CIBC for U.S. bank regulatory purposes. CIBC is a Canadian Bank with operations in the United States. Accordingly, CIBC is regulated in the U.S. as a foreign bank and, as a result, is subject to most of the same limitations as a U.S. bank holding company under provisions of the Bank Holding Company Act. As a subsidiary of CIBC for U.S. bank regulatory purposes, we are subject to those same regulations. We are also subject to examination by the Federal Reserve Board. As a general matter, we are able to operate our merchant services and funds transfer businesses as we have historically, but our ability to expand into unrelated businesses may be limited unless they are activities that the Bank Holding Company Act allows or the Federal Reserve Board approves.

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

ITEM 2—PROPERTIES

Our corporate headquarters are located at Four Corporate Square in Atlanta, Georgia, where we lease from NDC a five-story, 85,000 square foot building. This lease expires in January 2004 unless extended prior to that time. We are currently negotiating an extension of this lease. Our merchant acquiring business back-office and customer service operation is located in a 105,000 square foot facility that we lease in Owings Mills, Maryland. In addition, we lease a total of 27 other facilities in the United States, one in Peterborough, United Kingdom, two in Toronto, Canada, and eight others throughout the rest of Canada. We own or lease a variety of computers and other related equipment for our operational needs. We continue to upgrade and expand our computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

We believe that all of our facilities and equipment are suitable and adequate for our business as presently conducted.

ITEM 3—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to the normal course of our business. In our opinion, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations. For additional information, refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Results of Operations—Airlines.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during our fourth quarter ended May 31, 2003.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the New York Stock Exchange under the ticker symbol “GPN” on February 1, 2001. The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2003 and 2002. We expect to continue to pay our shareholders a dividend per share in amount comparable to that indicated in the table and to continue to do so on a quarterly basis. However, any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2003
First Quarter	$36.70	$22.00	$0.04
Second Quarter	30.30	21.00	0.04
Third Quarter	32.24	26.89	0.04
Fourth Quarter	34.00	26.00	0.04

Fiscal 2002
First Quarter	$37.30	$26.01	$0.04
Second Quarter	37.00	22.10	0.04
Third Quarter	36.45	29.50	0.04
Fourth Quarter	39.70	30.60	0.04

The number of shareholders of record of our common stock as of July 31, 2003 was 2,845.

ITEM 6—SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” included elsewhere in this annual report. The income statement data for each of the three fiscal years ended May 31, 2003, and the balance sheet data as of May 31, 2003 and 2002 are derived from the audited consolidated financial statements included elsewhere in this annual report. The balance sheet data as of May 31, 2001 and 2000 and the income statement data as of May 31, 2000 was derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2001. The income statement data for the fiscal year ended May 31, 1999 and the balance sheet data as of May 31, 1999 are derived from the audited consolidated financial statements included in our Registration Statement on Form 10 filed with the SEC on September 8, 2000, as subsequently amended.

For Year Ended May 31,

(In thousands, except per share data)

	2003		2002		2001		2000		1999
Income statement data:
Revenue	$516,084		$462,826		$353,195		$340,033		$330,051
Operating income	93,265	(1)	71,418	(1)	53,046	(1)	63,212		76,675
Income before cumulative effect of change in accounting principle	53,300		39,839		23,668		33,047		41,336
Cumulative effect of a change in accounting principle	—		(15,999	)(2)	—		—		—

Net income	$53,300		$23,840		$23,668		$33,047		$41,336

Per share data:
Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$1.44		$1.09		$0.83		$1.24		$1.53
Cumulative effect of accounting change	—		(0.44)		—		—		—

Net income	$1.44		$0.65		$0.83	(3)	$1.24	(3)	$1.53	(3)

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$1.41		$1.05		$0.82		$—		$—
Cumulative effect of accounting change	—		(0.42)		—		—		—

Net income	$1.41		$0.63		$0.82		$—	(4)	$—	(4)

Dividends per share	$0.16		$0.16		$0.04	(5)	$—	(5)	$—	(5)

Balance sheet data:
Total assets	$484,234		$431,418		$458,604		$287,946		$289,667
Line of credit	—		22,000		73,000		—		—
Due to NDC	—		—		—		96,125		89,375
Obligations under capital leases	4,707		7,310		4,713		7,232		15,774
Total shareholder’s equity	366,426		296,288		271,022		119,795		106,923

(1)	Includes restructuring and other charges of $1,257, $10,993 and $4,882 in fiscal 2003, 2002 and 2001, respectively. See Note 11 of the Notes to Consolidated Financial Statements.
(2)	See Note 1 of the “Notes to Consolidated Financial Statements—Goodwill and Other Intangible Assets.”
(3)	Using the ratio of 0.8 of a share of Global Payments common stock for each share of NDC common stock held on January 31, 2001, or the Distribution Date, the date of NDC’s spin-off of its eCommerce business into Global Payments. Weighted average shares outstanding are computed by applying the distribution ratio to the historical NDC weighted average shares outstanding for all periods presented.
(4)	Diluted earnings per share is not presented in the selected financial data for historical periods prior to fiscal 2001 as Global Payments stock options did not exist prior to the Distribution Date.
(5)	Dividends were first paid in the fourth quarter of fiscal 2001, after the Distribution Date.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in Exhibit 99.1 to this report. See also “Special Cautionary Notice Regarding Forward-Looking Statements” located above “Item 1—Business.”

You should read the following discussion and analysis in conjunction with “Item 6—Selected Financial Data” and “Item 8—Financial Statements and Supplementary Data” appearing elsewhere in this report.

General

We are a leading mid-market merchant acquirer in the United States, and the largest, publicly traded independent VISA and MasterCard acquirer in Canada. We provide a wide range of end-to-end electronic transaction processing solutions to merchants, corporations, financial institutions and government agencies. Our products and services are marketed through a variety of distinct sales channels that include a large, dedicated direct sales force, independent sales organizations, independent sales representatives, an internal telesales group, trade associations, alliance bank relationships and financial institutions.

We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings. Approximately 98% of our current revenue base is from merchant services offerings. The remaining 2% of our total revenue is from our funds transfer service offerings.

Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. We have two basic business models. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force and independent sales organizations, or ISOs, that sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide unbundled products and services primarily to financial institutions that in turn resell to their merchants. Approximately 83% of our total revenue arose from direct merchant services and 15% arose from indirect merchant services.

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

Other income and expense primarily consists of minority interest in earnings, interest income and expense and other miscellaneous items of income and expense.

Results of Operations

Fiscal Year Ended May 31, 2003 Compared to Fiscal Year Ended May 31, 2002

In fiscal 2003, revenue increased $53.3 million or 12% to $516.1 million from $462.8 million in fiscal 2002. Revenue growth is primarily driven by the growth in our direct merchant service offering in the United States and Canada. Excluding the impact of the National Bank portfolio acquisition that annualized in October 2002, and a stronger Canadian dollar relative to the prior year, our full year revenue growth is approximately 8%. Domestically, our direct card transactions growth ranged in the mid-teens which compares favorably to market trends of 12% for credit and debit card growth per The Nilson Report dated March 2003. We believe our transaction growth rates compared to the market trends, demonstrate that we continue to gain market share in both our domestic direct and ISO sales channels. Consistent with our domestic direct sales strategy, we continue to focus on ongoing revenue growth by signing mid-market merchants in various vertical markets to maintain our diversification. Our domestic direct sales force successfully signs thousands of mid-market merchants each quarter. In addition, our domestic average dollar value of transaction and net revenue per transaction have remained stable for the year, which we believe is a result of our diversified mid-market segmentation. The number of Canadian transactions continued to grow this year in the mid to high single digits. In addition, our Canadian average dollar value of transaction and net revenue per transaction have held relatively constant as we continue to further penetrate the Canadian market and successfully cross-sell between our VISA and MasterCard portfolios. Historically, the transaction growth in Canada is slower than our domestic transaction growth due to the maturity of the Canadian market. However, the revenue impact of slower Canada transaction growth in fiscal 2003 was slightly offset by the change in foreign exchange rates.

Our direct merchant service revenue growth is partially offset by expected declines in the mid-teens of our indirect and funds transfer businesses. The decline in revenue from indirect merchant services is primarily a result of the consolidating financial institution market. Revenue from the funds transfer business declined 10% to $12.3 million in fiscal 2003, compared to $13.7 million in fiscal 2002, partially due to the consolidation of our UK operations and discontinuance of new business development activities through our UK operations, previously announced during our fiscal 2002 fourth quarter. We also eliminated non-recurring product revenue from our funds transfer business.

Cost of service increased by $8.2 million or 3% from $252.1 million in fiscal 2002 to $260.3 million in fiscal 2003. As a percentage of revenue, cost of service decreased to 50% in fiscal 2003 from 54% in fiscal 2002. This decrease in cost of service as a percentage of revenue is primarily due to the integration of our recent acquisitions and the implementation of cost reduction initiatives, including facility consolidations.

The increase in cost of service expenses for fiscal 2003 from the prior year’s comparable period is primarily due to variable direct costs associated with the revenue increase, an increase in our provision for operating losses and non-recurring conversion costs, such as duplicate labor, relating to the National Bank back-end conversion, completed in early October 2002. The increase in provision for operating losses in fiscal 2003 was a result of the increase in credit and debit card volumes processed and losses associated with merchant fraud.

Sales, general and administrative expenses increased $33.0 million or 26% to $161.3 million in fiscal 2003 from $128.3 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 31% for fiscal 2003, compared to 28% for fiscal 2002.

The increase in sales, general and administrative expenses in fiscal 2003, compared to the prior year comparable period is due to growth in commission payments to ISOs and the higher level of sales infrastructure and related costs to grow revenue. The increase in sales, general and administrative expenses as a percentage of revenue is due to the increase in ISO related commission payments. The ISO business generally produces lower margins than the other direct business due to the ongoing commission payments to the ISOs.

During the fourth quarter fiscal 2003, we initiated the closure and consolidation of three operating facilities and their related functions into existing operating centers. We implemented the plan in April 2003 and expect to complete it by the fourth quarter of fiscal 2004. Our facility closure plan includes the following:

•	closing our Cleveland merchant settlement function and consolidating it to our Baltimore facility;

•	relocating our terminal deployment and related services from our Winston-Salem facility to our Baltimore and St. Louis facilities; and

•	relocating our Salt Lake City check operation to our primary check operating facility in Niles, Illinois.

We anticipate total costs and expenses associated with the plan to be approximately $8 million. One-time employee termination benefits will be approximately $4 million and the balance relates to contract termination and other related facility closure costs and expenses. The fourth quarter and full year fiscal 2003 results included a net restructuring charge of $1.3 million related to the consolidation plan. Accordingly, we expect approximately $6.5 million to be incurred during fiscal 2004 related to these activities.

During fiscal 2002, we incurred restructuring and other charges of $11.0 million. During the fourth quarter of fiscal 2002, we completed plans for the closing of four locations including associated management and staff reductions. Of the $11.0 million in charges, $1.5 million related to facility closing costs; $6.7 million related to severance and related costs; and $2.8 million related to other costs. See Note 11 in the Notes to Consolidated Financial Statements appearing elsewhere in this report for more details on the restructuring and other charges incurred in both fiscal years ended and the charges expected to be incurred during fiscal 2004.

Operating income is $93.3 million for fiscal 2003, compared to $71.4 million in the prior year’s comparable period. This resulted in an increase in operating margin from 15.4% for fiscal 2002 to 18.1% for fiscal 2003. This operating income and related operating margin reflects restructuring and other charges of $1.3 million and $11.0 million in fiscal 2003 and 2002, respectively. The changes in operating income and operating margins are due to the revenue and cost factors described above. The fixed cost nature of the business resulted in higher income in fiscal 2003 than in fiscal 2002.

In fiscal 2002, we recorded a charge of $16.0 million, net of tax, for the cumulative effect of a change in accounting principle related to an indefinite life intangible asset, a trademark, with a carrying value of $24.6 million at June 1, 2001. The trademark was acquired on April 1, 1996 with the purchase of 92.5% ownership interest in MasterCard International’s Merchant Automated Point-of-Sale Program, or MAPP. The value of the trademark related to the use of the MAPP name and logo. In connection with the spin-off from NDC, we launched a rebranding effort under the Global Payments Inc. name and logo. In addition, effective June 1, 2001, we purchased MasterCard’s remaining minority interest, ending all existing marketing alliances with MasterCard, and conducted a study related to the future use of the trademark. In fiscal 2002, we completed an appraisal with an independent valuation firm of the fair value of the trademark as of June 1, 2001, the implementation date of SFAS No. 142. Based on the lack of continuing use of the MAPP trademark as of June 1, 2001, the fair value of the trademark was determined to be zero. In accordance with SFAS No. 142, the $24.6 million ($16.0 million, net of tax, or $0.42 diluted earnings per share) was written off as of June 1, 2001 and was recorded as a cumulative effect of a change in accounting principle.

Net income increased $29.5 million or 124% to $53.3 million in fiscal 2003 from $23.8 million in the prior year’s comparable period, resulting in a $0.78 increase in diluted earnings per share to $1.41 from $0.63. This net income and diluted earnings per share reflects restructuring and other charges, net of tax, of $0.8 million or $0.02 diluted earnings per share and $6.8 million or $0.18 diluted earnings per share in fiscal 2003 and 2002, respectively. Also, net income for fiscal 2003 is comparable to income before cumulative effect of a change in accounting principle in fiscal 2002, since there were no changes in accounting principle recorded in fiscal 2003. Our effective tax rate was 37.4% in fiscal 2003 as compared to 38.2% in fiscal 2002, as a result of the impact of our acquisitions and tax planning initiatives. For fiscal 2004, we continue to plan for a 37.4% tax rate.

Fiscal Year Ended May 31, 2002 Compared to Fiscal Year Ended May 31, 2001

In fiscal 2002, revenue increased $109.6 million or 31% to $462.8 million from $353.2 million in fiscal 2001. The increase in revenue was primarily due to the CIBC, Imperial Bank, and National Bank portfolio acquisitions as well as continued growth in our direct merchant services business. Our ISO sales channel also continued to be a strong contributor to revenue, while revenues from our indirect merchant services and funds transfer declined as forecasted. The growth in direct merchant card services revenue was due primarily to our portfolio acquisitions, the addition of new merchant relationships, including those added through our ISO relationships, and increased usage of credit cards and debit cards within our existing merchant customers. The decline in revenue from indirect merchant services was primarily a result of the consolidating financial institution market. Funds transfer is a mature market and although we continue to service our existing customers we do not intend to invest in this area.

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

Cost of service increased by $59.7 million or 31% from $192.4 million in fiscal 2001 to $252.1 million in fiscal 2002. As a percentage of revenue, cost of service remained unchanged from 54% in both fiscal 2002 and 2001. The increase in cost of service expenses was attributable to the inclusion of costs associated with CIBC’s and Imperial Bank’s merchant acquiring businesses, which we acquired in the fourth quarter of fiscal 2001, and National Bank’s merchant acquiring business, which we acquired in the second quarter of fiscal 2002. In addition, cost of service increased in 2002 due to our provision for operating losses, from $8.4 million in fiscal 2001 to $9.8 in fiscal 2002. The increase in operating losses in fiscal 2002 was a result of the increase in credit and debit card volumes processed and losses associated with merchant fraud.

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. We adopted this standard in the first quarter of fiscal 2002. In accordance with SFAS No. 142, we discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life. The cost of service increases were partially offset by a decrease associated with the adoption of SFAS No. 142, which lowered amortization expense by $7.4 million in fiscal 2002, and a decrease of $2.3 million in other costs associated with the divested card issuing business in fiscal 2001.

Sales, general and administrative expenses increased $25.4 million or 25% to $128.3 million in fiscal 2002 from $102.9 million in fiscal 2001. As a percentage of revenue, these expenses decreased to 28% in fiscal 2002, compared to 29% in fiscal 2001. The increase in sales, general and administrative expenses was due to the higher level of sales infrastructure, personnel and related costs to grow revenue, the inclusion of merchant acquiring portfolio acquisitions, growth in commission payments to ISOs, and the CIBC and Imperial Bank merchant acquiring portfolio back-end conversion costs, offset by a decrease of $0.7 million associated with the divested card issuing business in fiscal 2001. The decrease in sales, general and administrative expenses as a percentage of revenue was due to a reduction of administrative costs related to the consolidation of business locations and acquisition integrations.

In fiscal 2002, we continued our efforts to streamline operations through office consolidations and incurred restructuring and other charges of $11.0 million. During the fourth quarter of fiscal 2002, we completed plans for the closing of four locations including associated management and staff reductions. Of the $11.0 million in charges, $1.5 million related to facility closing costs; $6.7 million related to severance and related costs; and $2.8 million related to other costs. In the fourth quarter of fiscal 2001, we incurred a $4.9 million restructuring charge related to office consolidations and severance payments to terminated employees. See Note 11 in the Notes to Consolidated Financial Statements appearing elsewhere in this report for more details on these restructuring and other charges.

Operating income increased $18.4 million or 35% to $71.4 million in fiscal 2002 from $53.0 million in fiscal 2001. This operating income reflects restructuring and other charges of $11.0 million and $4.9 million in fiscal 2002 and 2001, respectively. The increase in operating income and operating income margin was attributable to synergies from our acquisition integration efforts, improvement due to the ISO sales channel growth and the reduction of administrative costs related to the consolidation of business locations. However, the improvements were partially offset by the impact of the restructuring and other charges and the continued declines in our indirect merchant services and funds transfer businesses, discussed above.

Other expense, net decreased by $7.6 million or 52% to $7.0 million for fiscal 2002 from $14.6 million for fiscal 2001. This decrease is primarily due to a one-time charge of $5.0 million in fiscal 2001 associated with the non-cash loss on an investment. We held a $5.0 million investment in eCharge Corporation, a private company that offers Internet users secure and convenient ways to make purchases over the Internet. During the fourth quarter ended May 31, 2001, we completed an evaluation of this investment as it had experienced difficulty securing additional funding. As a result, we determined the carrying value of the investment was not recoverable and recognized a loss on investment of $5.0 million in fiscal 2001. The balance of the decrease in net other expense was due to lower variable interest rates on our credit facilities in fiscal 2002 and the buyout of the MasterCard minority interest in Global Payment Systems LLC effective June 1, 2001. Also, the decrease in outstanding balances on the credit facilities resulted in lower interest expense in fiscal 2002.

Income before a cumulative effect of a change in accounting principle increased $16.1 million or 68% to $39.8 million in fiscal 2002 from $23.7 million in fiscal 2001. This was due to improvements in income before tax, discussed above, and in part to a decrease in our effective tax rate from 38.5% during fiscal 2001 to 38.2% during fiscal 2002. The income before a cumulative effect of a change in accounting principle includes the after-tax effect of the restructuring and other charges in fiscal 2002 and 2001 and the non-cash loss on the investment in fiscal 2001. The decreases in the tax rate were due in part to tax credits and the adoption of SFAS No. 142, discussed in Notes 1 and 6 to the Notes to Consolidated Financial Statements.

In fiscal 2002, we recorded a charge for the cumulative effect of a change in accounting principle related to an indefinite life intangible asset, a trademark, with a carrying value of $24.6 million at June 1, 2001, that was determined to have no fair value. In accordance with SFAS No. 142, the $24.6 million ($16.0 million, net of tax, or $0.42 diluted earnings per share) was written off as of June 1, 2001 and was recorded as a cumulative effect of a change in accounting principle. See Note 1 in the Notes to Consolidated Financial Statements appearing elsewhere in this report and Results of Operations for the fiscal year ended May 31, 2003 compared to fiscal year ended May 31, 2002 above for more details.

Diluted earnings per share calculated on income before a cumulative effect of a change in accounting principle increased 28% to $1.05 in fiscal 2002 from $0.82 in fiscal 2001. The increase in earnings per share before the cumulative effect of a change in accounting principle was due to an increase in income and was impacted by the additional shares outstanding as a result of the stock issued in consideration of the purchase of CIBC’s merchant acquiring portfolio.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At May 31, 2003, we had cash and cash equivalents totaling $38.0 million. Net cash provided by operating activities decreased $124.9 million to $35.6 million for fiscal 2003 from $160.5 million for fiscal 2002. This decrease is primarily due to the impact of the change in net merchant processing from cash provided by operating activities of $69.1 million in fiscal 2002 to cash used by operating activities of $89.3 million in fiscal 2003. The change in net merchant processing was primarily due to the change in working capital associated with our Canadian merchant processing during the year ended May 31, 2003. Our Canadian credit facility was amended in December 2002 to provide our CIBC merchants in Canada with “same-day value”. Prior to this amendment, CIBC provided the funding directly to support the same-day value practice. Since the amendment in December 2002, we are providing the merchants with same-day value, resulting in a net receivable balance due from the card associations. See additional discussion under Credit Facilities below. Excluding the impact of the change in net merchant processing working capital from cash provided by operating activities, our cash flow growth is attributed to increases in our direct card business, including the Canadian businesses. This cash flow growth also benefited from a favorable variance in deferred income taxes due to tax planning initiatives, and an increase in other non-cash operating items, such as provision for bad debt and foreign currency translations adjustments.

Net cash used in investing activities decreased $68.4 million to $19.1 million for fiscal 2003 from $87.5 million for fiscal 2002. This decrease was primarily due to a decline in business development activities relating to acquisitions in the year ending May 31, 2003, compared to the prior year. Excluding the impact of any acquisitions in fiscal 2004, we expect approximately $15 million to $20 million in total capital spending, primarily related to continued office consolidations, systems infrastructure, acquisition of Canadian merchant terminals and product development.

Net cash provided by financing activities was $2.3 million for fiscal 2003 compared to net cash used in financing activities of $59.8 million for fiscal 2002. During fiscal 2003, we paid the remaining $22.0 million on our line of credit balance outstanding at May 31, 2002. However, we had borrowed at May 31, 2003, $33.9 million associated with our Canadian credit facility to support our merchant funding. We periodically use our lines of credit, reflecting the funding of timing differences between merchant funding and receipts from card associations and the debit networks. See additional discussion under Credit Facilities below.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We currently do not have any material capital commitments, other than commitments under capital and operating leases or planned expansions. We may develop our own hardware and software facilities for the transaction processing, cash management, file transfer and related communications functions in an effort to improve productivity and reduce cost of services. If undertaken, this development would further increase our capital expenditures above historical levels.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our cash flow strategy has remained unchanged and is to first pay off debt arising from the timing of working capital needs, second to pursue accretive acquisitions and third to continue to make capital investments in our business.

Credit Facilities

We have a commitment for a $125 million revolving line of credit. It was initially used to fund the cash due to NDC to reflect our share of debt incurred by NDC prior to our spin-off to establish our initial capitalization. This line of credit is also available to meet working capital needs and to finance acquisitions. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The facility has a three-year term, expiring in January 2004. We are currently negotiating with the lender to extend the term of this facility. The full amount outstanding is due upon demand and, therefore, we classify any amount outstanding as a current liability. As of May 31, 2002, we had $22.0 million outstanding under this facility and no amounts outstanding at May 31, 2003.

On October 1, 2001, we obtained a commitment for a $25 million revolving credit facility to finance working capital needs and other general corporate purposes. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The credit facility originally had a sixteen-month term, expiring in January 2003. Prior to its expiration, we executed an amendment with the lender to extend the term of this facility for an additional twelve months through January 2004. At May 31, 2003 and May 31, 2002, there were no amounts outstanding on this credit facility.

We also have a credit facility from CIBC that provides a line of credit up to $175 million (Canadian dollars), approximately $128 million U.S., with an additional overdraft facility available to cover larger advances during periods of peak usage of credit cards. This line has a variable interest rate based on market rates and it contains certain financial and non-financial covenants and events of default customary for financings of this nature. This line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International, and has been guaranteed by our subsidiaries. This guarantee is subordinate to our primary credit facility. On December 10, 2002, we executed a third amendment to this credit facility which extended the term of the facility for an additional 364 days through December 9, 2003 and provided for the incurrence of interest costs in connection with offering merchants “same day value” for their deposits. Same day value, which has been an accepted industry practice in Canada for more than ten years, is the practice of giving merchants same day value for their sales transactions, even though their deposits are made at a later date. Essentially, the merchant’s deposits are backdated to the date of the applicable sales transaction. Under the terms of the credit agreement prior to the execution of the third amendment, CIBC credited the merchants’ deposit account for their sales transactions on the day of the transaction and we reimbursed CIBC when we received the corresponding funding from the card association. At May 31, 2002, there were no amounts outstanding on this facility. At May 31, 2003, there were $46.3 million (Canadian dollars), or approximately $33.9 million U.S. outstanding on this credit facility. This amount is included as of component of the net merchant processing receivable on the balance sheet. The amount borrowed is restricted in use to pay merchants and will be received from the card associations on the following day.

Forward-Looking Results of Operations

During fiscal 2004, we intend to continue to focus on growing our domestic and Canadian presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model. Consistent with this strategy, our expectation for fiscal 2004 revenue is $542 million to $562 million, or 5% to 9% growth, compared to $516 million in fiscal 2003. We expect net interest and other expense to approximate fiscal 2003 levels in fiscal 2004 and minority interest will grow in fiscal 2004 at rates consistent with our overall earnings growth. Our expectation for fiscal 2004 diluted earnings per share is $1.57 to $1.64 or 10% to 15% growth, compared to diluted earnings per share of $1.43 in fiscal 2003, excluding the impact of restructuring charges in both periods. The earnings per share target reflect our expectation of achieving operating margin of 19% to 19.5% in fiscal 2004, excluding the impact of restructuring charges. The forward-looking statement in this Management Discussion and Analysis does not reflect the impact of potential acquisitions and acquisitions announced after May 31, 2003. We intend to provide revised guidance after the closing of any acquisitions consummated in fiscal 2004.

Airlines

We currently process card transactions for Air Canada, the single largest airline in Canada, which according to its Revised Renewal Annual Information Form, dated May 15, 2003, held approximately 60% of the Canadian domestic market share and approximately 43% of the Canadian transborder market share during the first quarter of 2003. Our revenue from this relationship represents less than 1% of our consolidated revenue. On April 1, 2003, Air Canada filed for and obtained protection from the court under the Companies’ Creditors Arrangement

Act, which generally allows a company to reorganize while it continues normal operations with the assistance of a court-appointed Monitor. It is our understanding that the court order provides for a general stay that precludes its creditors and others from taking any action against Air Canada. The purpose of the stay is to provide Air Canada with relief designed to stabilize operations and business relationships with customers, vendors, employees and creditors. The court order also provides that Air Canada shall honor all airline tickets in the usual and ordinary course of business.

In the event that Air Canada’s restructuring is not successful and it is liquidated, there will likely be limited assets available from which to pay creditor claims. If the restructuring is not successful and any of Air Canada’s liability for deferred ticket revenues is unfunded and such charges are properly reversed by VISA and MasterCard cardholders, we may be liable for such reversed charges under the chargeback rules of these card associations; for more details, refer to Reserve for operating losses under Note 1 in the Notes to Consolidated Financial Statements appearing elsewhere in this report. According to the Eighth Report of the Monitor dated July 31, 2003, deferred ticket revenues for Air Canada as of June 30, 2003, representing advance ticket sales collected, were approximately $566 million Canadian, or $420 million U.S., based on then existing exchange rates. In conjunction with the acquisition of the merchant acquiring business of CIBC in March 2001, CIBC agreed to reimburse us by the amount, if any, that Air Canada’s VISA chargebacks and credit losses for any 12 month period exceed twice the level of VISA chargebacks and credit losses experienced during the one-year period ending October 31, 1999. This reimbursement obligation is scheduled to expire on March 20, 2004. Based on an April 21, 2003 affidavit of M. Robert Peterson, Chief Financial Officer of Air Canada, it is our understanding that 80% of Air Canada customers elect to pay using credit cards and, of those credit card users, 29.3% use VISA cards and 8.4% use MasterCard cards. Therefore, based on the information contained in the affidavit of M. Robert Peterson, the information contained in Eighth Report of the Monitor, and taking into consideration CIBC’s reimbursement obligations for Air Canada’s chargebacks and credit losses, we believe our maximum potential chargeback liability exposure relative to Air Canada as of June 30, 2003 is $38-$48 million Canadian, or $28-$35 million U.S., based on existing exchange rates.

As a result of our exposure, we filed a motion for court ordered protection for our chargeback liability exposure. The supervising judge dismissed our application on the basis that the Companies’ Creditors Arrangement Act does not provide protection to credit card processors for this risk. We appealed the decision to the Court of Appeal (Ontario). The Court of Appeal upheld the supervising judge’s decision. As a consequence of the dismissal of our motion and appeal, we are compelled by court order to continue to provide VISA card processing and MasterCard card processing in accordance with the ordinary course of the processing relationship as it existed immediately prior to Air Canada’s filing under the Companies’ Creditors Arrangement Act. However, effective June 1, 2003, we were permitted to collect our fee revenue daily (also known as daily discount) or as we process card transactions. This has significantly mitigated our exposure to potential losses from unpaid fees.

The VISA merchant processing agreement expires on April 30, 2005 and the MasterCard merchant processing agreement expired on or about January 1, 1997. We intend to terminate the MasterCard processing relationship at the earliest opportunity. At this time, it is not clear when we will be able to terminate such processing relationship.

We are continuing to closely monitor Air Canada’s restructuring. Based on information currently available to us, which primarily consists of publicly available information, we believe a material loss is unlikely as long as Air Canada continues to honor all airline tickets in the ordinary course of business and is not a factor in our guidance for fiscal year 2004.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with Note 1 of our Notes to Consolidated Financial Statements and “Risk Factors” contained in Exhibit 99.1 to this annual report.

Reserve for operating losses—We have a reserve for operating losses. We process credit card transactions for our direct merchants. Our merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability. We also utilize a number of systems and procedures to manage merchant risk. In addition, we believe that the diversification of our merchant portfolio among industries and geographic regions minimizes our risk of loss.

We recognize most revenue based on a percentage of the gross amount charged and have a potential liability for the full amount of the merchant sales volume. We establish valuation allowances for operational losses based primarily on historical experience and other relevant factors. Economic downturns or increases in merchant fraud may result in significant increases in credit related issues. As of May 31, 2003, we have $5.4 million in reserves for losses associated with operating merchant card processing. Expenses of $15.6 million, $9.8 million and $8.4 million were recorded for fiscal 2003, 2002 and 2001, respectively, for these losses.

We also have a check guarantee business. Similar to the credit card business, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. We establish a valuation allowance for this activity based on historical and projected loss experiences. As of May 31, 2003, the Company had a check guarantee reserve of $3.2 million. Expenses of $10.4 million, $12.4 million and $9.9 million were recorded for fiscal 2003, 2002 and 2001, respectively, for these losses. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance.

Impact of New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities or SFAS No. 146. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 replaces Issue 94-3. We adopted this Statement effective for applicable activities initiated after December 31, 2002.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others or FIN No. 45. FIN No. 45 requires footnote disclosure of the guarantees or indemnification agreements a company issues. With certain exceptions, these agreements will also require a company to prospectively recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of the interim or annual periods ending after December 15, 2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material impact on our consolidated financial position, results of operations, or cash flows for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are included in Note 1 or our Notes to Consolidated Financial Statement relative to our check guarantee services revenue recognition and reserve for operating losses.

In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure or SFAS No. 148. SFAS No. 148 addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statements of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Additional information is included in Note 1 of our Notes to Consolidated Financial Statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on analyses completed and described below, we do not believe that we are exposed to material market risk from changes in interest rates and/or foreign currency rates.

Interest Rate Risk

Our $125 million revolving line of credit has a variable interest rate based on the London Interbank Offered Rates, or LIBOR. Accordingly, we are exposed to the impact of interest rate fluctuations. We have performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. A 10% proportionate increase in interest rates would have resulted in no effect in fiscal 2003 and a decrease in net income of $0.1 million in fiscal 2002.

Foreign Currency Risk

We generate a percentage of our net income from foreign operations. We are vulnerable to fluctuations in the Canadian dollar and British pound against the United States dollar and have performed a foreign exchange sensitivity analysis over the near term with a 10% change in foreign exchange rates. Assuming a 10% appreciation or depreciation in exchange rate of the British pound and the Canadian dollar would result in net increase or decrease of $3.7 million in income. This analysis does not take into effect the change in revenue that may result from such a change in exchange rate.

Derivative Financial Instruments

Historically, we have not entered into derivative financial instruments to mitigate interest rate fluctuation risk or foreign currency exchange rate risk, as it has not been cost effective. We may use derivative financial instruments in the future, if we deem it useful in mitigating our exposure to interest rate or foreign currency exchange rate fluctuations.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders

Global Payments Inc.:

We have audited the accompanying consolidated balance sheets of Global Payments Inc. (a Georgia corporation) and subsidiaries (“the Company”) as of May 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedule listed in the Index at Item 16. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule for the Company for the year ended May 31, 2001, before the inclusion of the additional disclosures discussed in Notes 2 and 6 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such financial statement schedule, when considered in relation to the 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their reports dated July 17, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the 2003 and 2002 financial statement schedule, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of Global Payments Inc. for the year ended May 31, 2001 were audited by other auditors who have ceased operations. As described in Note 6, the 2001 financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of June 1, 2001. We performed the following audit procedures with respect to the disclosures in Note 6 with respect to 2001. We (i) agreed the adjustments to reported net income representing goodwill and trademark amortization expense (including any related tax effects) recognized in those periods to the Company’s underlying accounting records obtained from management, and (ii) tested the mathematical accuracy of the reconciliation of reported net income to adjusted net income, and the related earnings per-share amounts. Additionally, the seventh and eighth paragraphs of Note 2 contain disclosures related to 2001 that were not previously included in the 2001 notes to the financial statements. The additional disclosures relate to a 2001 acquisition and are required under Accounting Principles Board Opinion No. 16. We performed the following audit procedures with respect to such additional disclosures. We (i) derived the number of shares of common stock issued from the purchase agreement and, (ii) agreed the value of the shares issued, the amount of the cash purchase price adjustment, the allocation of the purchase price to various assets and liabilities, and the useful lives of the resulting intangibles to the Company’s underlying records obtained from management. In our opinion, the disclosures discussed above are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No. 142 and recorded a cumulative effect of a change in accounting principle on June 1, 2001. Also as discussed in Note 1 to the Notes to Consolidated Financial Statements, in 2003 the Company changed its method of accounting for costs associated with exit or disposal activities to conform to Statement of Financial Accounting Standards No. 146.

/s/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

July 16, 2003

(Except with respect to the matter discussed under “Legal” in Note 13, as to which the date is July 31, 2003 and except for Note 16, as to which the date is August 11, 2003)

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

July 17, 2001

EXPLANATORY NOTE REGARDING REPORT OF

INDEPENDENT PUBLIC ACCOUNTANTS

On May 2, 2002, Global Payments Inc. decided to no longer engage Arthur Andersen LLP as its independent public accountants and engaged Deloitte & Touche LLP to serve as its independent public accountants. More information regarding Global Payments Inc.’s change in independent public accountants is contained in a current report on Form 8-K filed with the SEC on May 7, 2002.

We could not obtain permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of their Report of Independent Public Accountants above. Accordingly, the Report of Arthur Andersen LLP above is merely reproduced from Global Payments Inc.’s Annual Report on Form 10-K for the year ended May 31, 2001 (although the consolidated balance sheet as of May 31, 2001 and 2000 and the consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended May 31, 2000 and 1999 referred to in that report are not included herein) and does not include the manual signature of Arthur Andersen LLP. See “Risk Factors—The conviction of our former independent auditors, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us and may impede our access to the capital markets.”

CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Year Ended May 31,
	2003	2002	2001
Revenues	$516,084	$462,826	$353,195

Operating expenses:
Cost of service	260,290	252,126	192,389
Sales, general and administrative	161,272	128,289	102,878
Restructuring and other	1,257	10,993	4,882

	422,819	391,408	300,149

Operating income	93,265	71,418	53,046

Other income (expense):
Interest and other income	1,183	1,600	2,039
Loss on investment	—	—	(5,000)
Interest and other expense	(4,296)	(4,073)	(6,171)
Minority interest in earnings	(5,008)	(4,482)	(5,430)

	(8,121)	(6,955)	(14,562)

Income before income taxes and cumulative effect of a change in accounting principle	85,144	64,463	38,484
Provision for income taxes	31,844	24,624	14,816

Income before cumulative effect of a change in accounting principle	53,300	39,839	23,668
Cumulative effect of a change in accounting principle, net of $8,614 income tax benefit	—	(15,999)	—

Net income	$53,300	$23,840	$23,668

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$1.44	$1.09	$0.83
Cumulative effect of a change in accounting principle	—	(0.44)	—

Net income	$1.44	$0.65	$0.83

Diluted earnings per share (See Note 1):
Income before cumulative effect of a change in accounting principle	$1.41	$1.05	$0.82
Cumulative effect of a change in accounting principle	—	(0.42)	—

Net income	$1.41	$0.63	$0.82

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

GLOBAL PAYMENTS INC.

(In thousands, except share data)

	May 31, 2003	May 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$38,010	$19,194
Accounts receivable, net of allowance for doubtful accounts of $733 and $963 in 2003 and 2002, respectively	44,929	43,576
Claims receivable, net of allowance for losses of $3,193 and $3,233, in 2003 and 2002, respectively	608	739
Merchant processing receivable, net	34,170	—
Income tax receivable	—	3,756
Inventory	1,348	2,611
Deferred income taxes	5,096	6,289
Prepaid expenses and other current assets	4,042	3,292

Total current assets	128,203	79,457

Property and equipment, net	51,785	53,643
Goodwill, net	161,216	151,712
Other intangible assets, net	137,898	141,308
Other	5,132	5,298

Total assets	$484,234	$431,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$22,000
Merchant processing payable, net	—	9,244
Obligations under capital leases	1,456	2,599
Accounts payable and accrued liabilities	58,781	63,162
Income taxes payable	2,624	—

Total current liabilities	62,861	97,005

Obligations under capital leases, net of current portion	3,251	4,711
Deferred income taxes	19,344	1,788
Other long-term liabilities	9,111	6,385

Total liabilities	94,567	109,889

Commitments and contingencies (See Note 13)
Minority interest in equity of subsidiaries	23,241	25,241
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized and 37,132,054 and 36,787,255 shares issued and outstanding at May 31, 2003 and 2002, respectively	—	—
Paid-in capital	286,786	280,000
Retained earnings	67,582	20,200
Deferred compensation	(965)	(1,438)
Accumulated other comprehensive income	13,023	(2,474)

Total shareholders’ equity	366,426	296,288

Total liabilities and shareholders’ equity	$484,234	$431,418

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GLOBAL PAYMENTS INC.

(In thousands)

	Year Ended May 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$53,300	$23,840	$23,668
Adjustments to reconcile net income to net cash provided by operating activities:
Effect of cumulative effect of a change in accounting principle, pre-tax	—	24,613	—
Restructuring and other charges	—	4,199	2,197
Loss on investment	—	—	5,000
Depreciation and amortization	20,516	18,432	10,782
Amortization of acquired intangibles and goodwill	11,545	11,139	10,974
Deferred income taxes	10,968	(6,620)	(3,694)
Disposition of fixed assets	413	—	—
Minority interest in earnings	5,008	4,482	5,430
Provision for operating losses and bad debts	12,149	7,515	6,586
Other	7,668	(290)	(345)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(1,337)	(4,422)	(6,202)
Merchant processing, net	(89,348)	69,064	7,562
Inventory	1,263	605	728
Prepaid expenses and other assets	(584)	(947)	1,505
Accounts payable and accrued liabilities	(2,382)	8,858	14,423
Income taxes, net	6,380	—	—

Net cash provided by operating activities	35,559	160,468	78,614

Cash flows from investing activities:
Capital expenditures	(17,926)	(22,390)	(13,601)
Other long term assets	—	(5,000)	—
Business acquisitions, net of acquired cash	(1,153)	(60,154)	(23,350)
Proceeds from divested business	—	—	3,502

Net cash used in investing activities	(19,079)	(87,544)	(33,449)

Cash flows from financing activities:
Net repayments to NDC	—	—	(106,197)
Net (payments on) proceeds from line of credit	(22,000)	(51,000)	73,000
Net borrowings on line of credit restricted for merchant funding	33,900	—	—
Principal payments under capital lease arrangements and other long-term debt	(2,603)	(3,279)	(3,144)
Stock issued under employees stock plans	5,965	6,734	302
Dividends paid	(5,918)	(5,857)	(1,459)
Distributions to minority interests	(7,008)	(6,431)	(4,330)

Net cash provided by (used in) financing activities	2,336	(59,833)	(41,828)

Increase in cash and cash equivalents	18,816	13,091	3,337
Cash and cash equivalents, beginning of year	19,194	6,103	2,766

Cash and cash equivalents, end of year	$38,010	$19,194	$6,103

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Number of Shares	NDC Equity Investment	Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at May 31, 2000	—	$120,160	$—	$—	$—	$(365)	$119,795

Comprehensive income
Net income		19,992		3,676			23,668
Foreign currency translation adjustment						(716)	(716)

Total comprehensive income							22,952

Net transactions with NDC		(3,647)					(3,647)
Net distributions to NDC		(2,728)					(2,728)
Distribution of common stock	26,687	(133,777)	137,198		(3,421)		—
Stock issued under employee stock plans	25		1,465				1,465
Stock issued for acquisition	9,765		133,580				133,580
Dividends paid ($0.04 per share)				(1,459)			(1,459)
Amortization of deferred compensation					1,064		1,064

Balance at May 31, 2001	36,477	—	272,243	2,217	(2,357)	(1,081)	271,022

Comprehensive income
Net income				23,840			23,840
Foreign currency translation adjustment						(1,393)	(1,393)

Total comprehensive income							22,447

Stock issued under employee stock plans	310		6,883		(192)		6,691
Tax benefit from exercise of stock options			2,274				2,274
Final adjustment to spin-off dividend			(1,400)				(1,400)
Dividends paid ($0.16 per share)				(5,857)			(5,857)
Amortization of deferred compensation					1,111		1,111

Balance at May 31, 2002	36,787	—	280,000	20,200	(1,438)	(2,474)	296,288

Comprehensive income
Net income				53,300			53,300
Foreign currency translation adjustment						15,957	15,957
Minimum pension liability adjustment						(460)	(460)

Total comprehensive income							68,797

Stock issued under employee stock plans	345		5,777		(813)		4,964
Tax benefit from exercise of stock options			1,009				1,009
Dividends paid ($0.16 per share)				(5,918)			(5,918)
Amortization of deferred compensation					1,286		1,286

Balance at May 31, 2003	37,132	$—	$286,786	$67,582	$(965)	$13,023	$366,426

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation—Global Payments Inc. (“Global Payments” or the “Company”) is an integrated provider of high volume electronic transaction processing and value-added end-to-end information services and systems to merchants, multinational corporations, financial institutions, and government agencies. These services are marketed to customers within the merchant services and the funds transfer businesses through various sales channels.

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

Prior to the Distribution Date, the financial statements included the accounts of the subsidiaries of NDC that comprised its eCommerce business segment. Through the Distribution Date of January 31, 2001, these amounts were derived from NDC’s historical financial statements. As further described in Note 3, certain corporate and interest expenses had been allocated to the Company that were not previously allocated to NDC’s eCommerce business segment. These allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company.

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

Check guarantee services include the process of electronically verifying the check being presented to the Company’s merchant customer, through an extensive database. The Company generally guarantees the face value of the verified and guaranteed check to the merchant customer. If a verified and guaranteed check is dishonored, the Company reimburses the merchant for the check’s guaranteed value, and pursues collection from the delinquent checkwriter. The Company has the right to collect the full amount of the check from the checkwriter but has historically recovered approximately 50% to 55% of the guaranteed, dishonored checks. The Company

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

establishes a claims receivable from the delinquent checkwriter for the full amount of the guaranteed check and a valuation allowance for this activity based on historical and projected loss experience. See Reserve for Operating Losses below.

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

Reserve for operating losses—The Company processes credit card transactions for direct merchants. The Company’s merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, the Company may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability. The Company also utilizes a number of systems and procedures to manage merchant risk.

The Company recognizes revenue based on a percentage of the gross amount charged and has a potential liability for the full amount of the charge. The Company establishes valuation allowances for operational losses based primarily on historical experience and other relevant factors. Economic downturns or increases in merchant fraud may result in significant increases in credit related issues. As of May 31, 2003 and 2002, $5.4 million and $2.1 million, respectively, has been reserved for losses associated with operating merchant card

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

processing. The expense associated with the valuation allowance is included in cost of service in the accompanying consolidated statements of income. Expenses of $15.6 million, $9.8 million and $8.4 million were recorded for fiscal 2003, 2002 and 2001, respectively, for these losses.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes a valuation allowance for this activity based on historical and projected loss experiences. As of May 31, 2003 and 2002, the Company had a check guarantee reserve of $3.2 million. Expenses of $10.4 million, $12.4 million and $9.9 million were recorded for fiscal 2003, 2002 and 2001, respectively, for these losses and is included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance.

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

Goodwill and Other Intangibles Assets—On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment at least annually by applying a fair value-based test. Global Payments adopted SFAS No. 142 in the first quarter of fiscal 2002. In accordance with this new standard, the Company discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life.

Global Payments completed the testing for impairment of goodwill as of June 1, 2002 using the present value of expected future cash flows. The Company determined that the fair value of the reporting units exceeds the carrying amount of the net assets, including goodwill of the respective reporting units. Therefore, no impairment charge to goodwill is required. No other changes in amortization periods were required for other intangible assets. See Note 6 in the Notes to Consolidated Financial Statements for additional information.

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

The Company had one indefinite life intangible asset, a trademark with a carrying value at June 1, 2001 of $24.6 million. The trademark was acquired on April 1, 1996 with the purchase of 92.5% ownership interest in MasterCard International’s Merchant Automated Point-of-Sale Program, or MAPP. The value of the trademark related to the use of the MAPP name and logo. In connection with the spin-off from NDC, the Company launched a significant rebranding effort under the Global Payments Inc. name and logo. In addition, effective June 1, 2001, the Company purchased MasterCard’s remaining minority interest, ending all existing marketing alliances with MasterCard under the MAPP brand and conducted a study related to the future use of the trademark.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Impairment of long-lived assets—The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In management’s opinion, the long-lived assets, including property and equipment and other intangible assets are appropriately valued at May 31, 2003 and May 31, 2002.

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

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates (see Note 9).

Fair value of financial instruments—Management considers that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, line of credit, accounts payable and accrued liabilities approximate fair value.

Derivative Instruments and Hedging Activities—Global Payments has adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company has not used any derivative instruments and the adoption of these statements was not significant.

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

Segment disclosure—The Company adopted Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company’s chief operating decision making group currently operates one reportable segment—electronic transaction processing—therefore the majority of the disclosures required by SFAS No. 131 do not apply to the Company. The Company’s measure of segment profit is operating income. The Company’s results of operations and its financial

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

condition are not significantly reliant upon any single customer. Revenues from external customers from the Company’s service offerings are as follows:

	2003	2002	2001
	(in thousands)
Merchant services	$503,827	$449,144	$334,979
Funds transfer	12,257	13,682	18,216

	$516,084	$462,826	$353,195

The Company’s operations are provided in the United States, Canada, and Europe. The following is a breakdown of revenues by geographic region:

	2003	2002	2001
	(in thousands)
United States	$374,061	$340,230	$328,054
Canada	140,854	120,815	23,183
Europe	1,169	1,781	1,958

	$516,084	$462,826	$353,195

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earning per share. The dilutive effect of stock options was 0.9 million shares, 1.4 million shares and 0.3 million shares in fiscal 2003, 2002, and 2001, respectively. The diluted share base for the year ended May 31, 2003 excludes incremental shares of 0.7 million related to employee stock options. These shares were excluded due to their anti-dilutive effect as a result of their option exercise prices being greater than the average market price of the common shares. No shares had an anti-dilutive effect in fiscal 2002 and 2001. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31, 2003, 2002 and 2001:

	2003			2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per share
	(in thousands, except per share data)
Basic EPS:
Income before cumulative effect of a change in accounting principle	$53,300	36,957	$1.44	$39,839	36,589	$1.09	$23,668	28,616	$0.83
Cumulative effect of a change in accounting principle	—	36,957	—	(15,999)	36,589	(0.44)	—	28,616	—

Net income available to common shareholders	$53,300	36,957	$1.44	$23,840	36,589	$0.65	$23,668	28,616	$0.83
Diluted EPS:
Income before cumulative effect of a change in accounting principle	$53,300	37,824	$1.41	$39,839	38,009	$1.05	$23,668	28,916	$0.82
Cumulative effect of a change in accounting principle	—	37,824	—	(15,999)	38,009	(0.42)	—	28,916	—

Net income available to common shareholders	$53,300	37,824	$1.41	$23,840	38,009	$0.63	$23,668	28,916	$0.82

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Effective March 1, 2003, Global Payments adopted Statements of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statements of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

At May 31, 2003, the Company has three stock-based compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	2003	2002	2001
	(In thousands, except per share data)
Net income:
As reported	$53,300	$23,840	$23,668
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,480)	(2,987)	(2,973)

Pro forma net income	$49,820	$20,853	$20,695

Basic earnings per share
As reported	$1.44	$0.65	$0.83
Pro forma	$1.36	$0.57	$0.72
Diluted earnings per share:
As reported	$1.41	$0.63	$0.82
Pro forma	$1.33	$0.55	$0.72

Impact of new accounting pronouncements—In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue No. 94-3”). SFAS No. 146 replaces Issue No. 94-3. The Company adopted SFAS No. 146 effective for applicable activities initiated after December 31, 2002. See Note 11 in the Notes to Consolidated Financial Statements for additional information.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other” (“FIN No. 45”). FIN No. 45 requires footnote disclosure of the guarantees or indemnification agreements a company issues. With certain exceptions, these agreements will also require a company to prospectively recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for financial statements of the interim or annual periods ending after December 15,

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

2002. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are included above, relative to the Company’s check guarantee services revenue recognition and reserve for operating losses.

NOTE 2—BUSINESS ACQUISITIONS

During fiscal 2003, the Company did not acquire any material businesses. In fiscal years 2002 and 2001, the Company acquired the following businesses and assets:

Business	Date Acquired	Percentage Ownership
2002
MasterCard International Corporation 7.5% Minority Interest in Global Payment Systems LLC, a subsidiary of the Company	June 1, 2001	100%
National Bank of Canada (“National Bank”)—Merchant Acquiring Business	October 1, 2001	100%

2001
Brennes-Jones Group Merchant Portfolio	November 21, 2000	100%
Canadian Imperial Bank of Commerce (“CIBC”) Merchant Acquiring Business	March 20, 2001	100%
Comerica Bank—Imperial Bank Merchant Portfolio	May 31, 2001	51%

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

On October 1, 2001, the Company acquired National Bank of Canada’s merchant acquiring business and formed a ten-year alliance for marketing merchant payment-related products and services to National Bank of Canada’s customers. The purchase price was $45.9 million (U.S.), at the then current Canadian exchange rate. This acquisition was completed to compliment the Company’s existing Canadian customer portfolio and broaden the Company’s presence in Canada.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in fiscal 2002 at the date of the acquisitions.

	National Bank Merchant Acquiring Business	MasterCard Minority Interest Buyout
	(in thousands)
Property and equipment, net	$128	$—
Customer list	18,473	—
Goodwill	28,934	3,338

Total assets acquired	47,535	3,338
Current liabilities	(1,587)	—
Purchased minority interest	—	11,662

Net assets acquired	$45,948	$15,000

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The amount assigned to the customer list for the National Bank merchant acquiring business is being amortized over 17 years. Of the amount assigned to goodwill, 100% is expected to be deductible for tax purposes.

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

	2002	2001
	(In thousands, except per share data)
Revenue	$473,242	$473,218
Income before cumulative effect of a change in accounting principle	39,236	29,361
Cumulative effect of a change in accounting principle, net of tax	(15,999)	—

Net income	$23,237	$29,361

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.03	$0.76
Diluted earnings per share after cumulative effect of a change in accounting principle	$0.61	$0.76

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 3—TRANSACTIONS WITH NDC

In conjunction with the Distribution, the Company and NDC entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the Distribution, including the Distribution Agreement, the Tax Sharing and Indemnification Agreement, the Employee Benefits Agreement, the Lease Agreement for Office Headquarters, the Intercompany Systems/Network Services Agreement, the Batch Processing Agreement and the Transition Support Agreement. In fiscal 2003, 2002 and 2001, the Company paid NDC $7.8 million, $8.5 million and $2.4 million, respectively, for transitional services. At May 31, 2003 and 2002, there was $4.8 million and $2.6 million respectively outstanding to be paid. Payments made in connection with these transitional services are based on terms and conditions arrived at between the Company and NDC bargained at arms length.

The Company was charged with incremental corporate costs through the Distribution Date in the amount of $4.7 million in fiscal 2001. These allocations were based on an estimate of the proportion of corporate expenses related to the Company, utilizing such factors as revenues, number of employees, number of transactions processed and other applicable factors.

The Company was also charged corporate interest expense through January 31, 2001 based on the corporate debt allocations of NDC to the Company at the Distribution Date. The Company utilized a rollback approach to allocate the portion of the NDC consolidated group’s debt and interest expense for all historical periods presented. This treatment records the debt allocation percentage for all historical periods presented. The allocated portion of the consolidated group’s debt was presented as due to NDC. Interest expense recorded by the Company related to this debt was $3.1 million in fiscal 2001 and is included in interest and other expense. NDC did not charge any incremental interest expense to the Company after the Distribution Date.

NOTE 4—PROPERTY AND EQUIPMENT

As of May 31, 2003 and May 31, 2002, property and equipment consisted of the following:

	2003	2002
	(In thousands)
Property under capital leases	$14,989	$15,880
Equipment	55,180	52,652
Software	31,694	29,129
Leasehold improvements	3,303	3,451
Furniture and fixtures	5,916	5,625
Work in progress	10,056	10,647

	121,138	117,384
Less: accumulated depreciation and amortization	69,353	63,741

	$51,785	$53,643

Depreciation and amortization expense was $20.5 million, $18.4 million and $10.8 million for fiscal years 2003, 2002 and 2001, respectively.

NOTE 5—SOFTWARE COSTS

The following table sets forth information regarding the Company’s costs associated with software development for fiscal 2003, 2002 and 2001. These amounts exclude other expenditures for product improvements, customer requested enhancements and maintenance.

	2003	2002	2001
	(In thousands)
Total costs associated with software development	$4,881	$5,790	$6,437
Less: capitalization of internally developed software	806	1,156	1,891

Net research and development expense	$4,075	$4,634	$4,546

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Total unamortized capitalized software costs (purchased and internally developed) were approximately $17.4 million, $13.4 million and $8.1 million as of May 31, 2003, May 31, 2002 and May 31, 2001, respectively. Total software amortization expense was $4.7 million, $3.4 million and $2.9 million in fiscal 2003, 2002 and 2001, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2003 and May 31, 2002, goodwill and intangible assets consisted of the following:

	2003	2002
Goodwill	$161,216	$151,712
Customer lists/merchant contracts	219,260	210,064

	380,476	361,776
Less: accumulated amortization	81,362	68,756

	$299,114	$293,020

Amortization expense was $11.5 million, $11.1 million and $11.0 million for fiscal years 2003, 2002 and 2001, respectively.

The estimated amortization expense for the next five fiscal years is as follows (in thousands):

2004	$11,519
2005	$11,436
2006	$10,728
2007	$8,634
2008	$8,054

The following table discloses the changes in the carrying amount of goodwill for the period ended May 31, 2003 and 2002:

	2003	2002
	(in thousands)
Balance at beginning of year	$151,712	$118,791
Goodwill acquired during the year	—	32,272
Adjustments to goodwill for prior year acquisitions	799	649
Effect of foreign currency translation	8,705	—

Balance at end of year	$161,216	$151,712

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The Company discontinued the amortization of goodwill and indefinite-lived intangible assets upon the adoption of SFAS No. 142 on June 1, 2001. The following table indicates the impact on net income and earnings per share if the Company had implemented SFAS No. 142 on June 1, 2000:

	2003	2002	2001
	(in thousands, except per share data)
Net income:
Reported net income	$53,300	$23,840	$23,668
Add back: Goodwill amortization, net of tax	—	—	2,524
Add back: Trademark amortization, net of tax	—	—	435

Adjusted net income	53,300	23,840	26,627
Add back: Cumulative effect of change in accounting principle, net of tax	—	15,999	—

Adjusted income before cumulative effect of change in accounting principle	$53,300	$39,839	$26,627

Basic earnings per share:
Reported	$1.44	$0.65	$0.83
Adjusted	$1.44	$0.65	$0.93
Diluted earnings per share:
Reported	$1.41	$0.63	$0.82
Adjusted	$1.41	$0.63	$0.92
Basic per share income before cumulative effect of change in accounting principle
Reported	$1.44	$1.09	$0.83
Adjusted	$1.44	$1.09	$0.93
Diluted per share income before cumulative effect of change in accounting principle
Reported	$1.41	$1.05	$0.82
Adjusted	$1.41	$1.05	$0.92

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2003 and May 31, 2002, accounts payable and accrued liabilities consisted of the following:

	2003	2002
	(In thousands)
Trade accounts payable	$15,810	$12,133
Compensation and benefits	9,725	9,027
Restructuring	3,173	7,304
Third party processing expenses	6,859	8,142
Transitional services	3,693	8,504
ISO commissions	5,249	4,473
Assessment expenses	4,304	3,244
Other	9,968	10,335

	$58,781	$63,162

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 8—RETIREMENT BENEFITS

Prior to the Distribution, the Company participated in the NDC noncontributory defined benefit pension plan (the “NDC Plan”) covering substantially all of its United States employees who have met the eligibility provisions of the NDC Plan as of May 31, 1998. During fiscal 1998, NDC made an evaluation of its current retirement plan offerings and decided to provide its employees with a greater emphasis on its deferred compensation 401(k) plan by substantially increasing the employer match of participants’ contributions. At the same time, NDC closed the defined benefit pension plan to new participants beginning June 1, 1998. Benefits are based on years of service and the employee’s compensation during the highest five consecutive years of earnings of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended. Effective on the Distribution Date, the Company established the Global Payments defined benefit pension plan (the “Global Payments Plan”) and NDC transferred to this plan a proportionate share of assets allocable to the accrued benefits for the Company’s participants under the NDC Plan. Expenses for fiscal 2003, 2002 and 2001 were actuarially determined.

The following table provides a reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending May 31, 2003 and a statement of funded status at May 31 for each year:

Changes in benefit obligations

	2003	2002
	(in thousands)
Balance at beginning of year	$7,259	$6,612
Service cost	—	—
Interest cost	572	495
Benefits paid	(137)	(23)
Actuarial (gain) or loss	2,499	175

Balance at end of year	$10,193	$7,259

Changes in plan assets

	2003	2002
	(in thousands)
Balance at beginning of year	$5,104	$5,031
Actual return on plan assets	277	96
Employer contributions	—	—
Benefits paid	(137)	(23)

Balance at end of year	$5,244	$5,104

Reconciliation of funded status

	2003	2002
	(in thousands)
Funded status	$(4,949)	$(2,155)
Unrecognized net loss	4,271	1,884
Unrecognized prior service cost	28	33

Net amount recognized	$(650)	$(238)

Amounts recognized in Consolidated Balance Sheets

	2003	2002
Accrued benefit liability	$(1,412)	$(238)
Intangible asset	27	—
Accumulated other comprehensive income (pre-tax)	735	—

Net amount recognized	$(650)	$(238)

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Net pension expense (income) included the following components for the fiscal years ending May 31:

	2003	2002	2001
	(in thousands)
Service cost-benefit earned during the period	$—	$—	$—
Interest cost on projected benefit obligation	572	495	474
Expected return on plan assets	(407)	(502)	(618)
Net amortization and deferral	6	(20)	(30)
Recognized actuarial loss	240	67	—

Net pension expense (income)	$411	$40	$(174)

Significant weighted average assumptions used in determining net pension expense and related obligations were as follows:

	2003	2002	2001
Discount rate for year end benefit obligations	6.00%	7.50%	7.50%
Rate of increase in compensation levels	4.33%	4.33%	4.33%
Expected long-term rate of return on assets	8.00%	10.00%	10.00%

Prior to the Distribution, the Company participated in the NDC deferred compensation 401(k) plan. Expenses of $1.0 million were allocated to the Company in proportion to total payroll for fiscal 2001 (through January 31, 2001). Effective February 1, 2001, the Company established the Global Payments Inc. 401(k) Plan. The plan provides tax deferred amounts for each participant consisting of employee elective contributions and matching Company contributions. In addition to the expense allocation mentioned above, the Company contributed $1.3 million, $1.2 million and $0.3 million to the Global Payments Inc. 401(k) Plan in fiscal 2003, 2002 and 2001, respectively.

NOTE 9—INCOME TAXES

Prior to the Distribution Date, the Company had been included in the consolidated federal income tax return of NDC. Tax provisions were settled through the Intercompany account and NDC made income tax payments on behalf of the Company. See Note 14 in the Notes to Consolidated Financial Statements for additional information. The Company’s provision for income taxes in the accompanying consolidated statements of income reflects federal and state income taxes calculated on the Company’s separate income.

The provision for income taxes includes:

	2003	2002	2001
	(in thousands)
Current tax expense:
Federal	$19,635	$20,398	$17,200
State	1,240	1,495	1,310

	20,875	21,893	18,510

Deferred tax expense (benefit):
Federal	10,103	2,516	(3,402)
State	866	215	(292)

	10,969	2,731	(3,694)

Total	$31,844	$24,624	$14,816

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

In addition in fiscal 2002, $8.6 million was recorded as a tax benefit as a result of the cumulative effect of the change in accounting principle. See Note 1 in the Notes to Consolidated Financial Statements for additional information. $9.4 million of the amount recorded was a deferred tax benefit, while $0.8 million was a current tax expense.

The Company’s effective tax rates differ from federal statutory rates as follows:

	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.6	1.7	1.7
Foreign income taxes	0.9	1.3	1.0
Non-deductible amortization and write-off of intangible assets	0.1	0.2	2.3
Tax credits	(0.2)	(0.4)	(0.8)
Other	0.0	0.4	(0.7)

Effective tax rate	37.4%	38.2%	38.5%

Deferred income taxes as of May 31, 2003 and May 31, 2002 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 31, 2003 and May 31, 2002, principal components of deferred tax items were as follows:

	2003	2002
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$3,732	$1,607
Accrued restructuring and non-cash loss on investment	850	4,159
Bad debt expense	1,518	1,140
Property and equipment	—	621

	6,100	7,527

Deferred tax liabilities:
Foreign currency translation	8,056	—
Acquired intangibles	7,582	2,457
Prepaid expenses	1,004	569
Property and equipment	3,706	—

	20,348	3,026

Net deferred tax asset (liability)	(14,248)	4,501
Less: Current net deferred tax asset (liability)	5,096	6,289

Net non-current deferred tax liability	$(19,344)	$(1,788)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has not established valuation allowances for these tax assets.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 10—SHAREHOLDERS’ EQUITY

Stock Options—NDC had certain Stock Option Plans (the “Plan”) under which incentive stock options and non-qualified stock options have been granted to officers, key employees and directors of NDC. In connection with the separation of the Company from NDC, stock options under the Plan held by employees of the Company that were not exercised prior to the date of the Distribution were replaced with options of Global Payments. In accordance with the provisions of Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, NDC stock options were replaced with Global Payments stock options in amounts and at exercise prices intended to preserve the economic benefit of the NDC stock options at such time. No compensation expense resulted from the replacement of the options. The exercise price of such options ranged from $3.26 to $20.90. As a result, options for 2,364,849 shares of Global Payments common stock were issued to replace NDC options under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (“The 2000 Plan”). The Company also has a Non-Employee Director Stock Option Plan (“The Director Plan”), which provides for grants of options to directors who are not employees with the Company. A summary of changes in all outstanding options and the related weighted average exercise price per share is as follows:

	The 2000 Plan		The Director Plan
	Shares	Weighted Avg. Exercise Price Per Share	Shares	Weighted Avg. Exercise Price Per Share
Outstanding at May 31, 2000	—	$—	—	$—
Granted:
Replacement options	2,364,849	12.97	—	—
New options	103,301	17.16	23,920	20.90
Cancelled	(8,648)	11.51	—	—
Exercised	(18,499)	7.18	—	—

Outstanding at May 31, 2001	2,441,003	13.20	23,920	20.90
Granted	708,768	26.48	16,808	29.75
Cancelled	(124,999)	13.54	—	—
Exercised	(324,430)	12.83	—	—

Outstanding at May 31, 2002	2,700,342	16.71	40,728	24.55
Granted	686,146	35.84	26,324	28.49
Cancelled	(205,068)	22.26	—	—
Exercised	(254,344)	13.61	—	—

Outstanding at May 31, 2003	2,927,076	$21.08	67,052	$26.10

Shares available for future grant	2,201,728		332,948

The following table summarizes information about all stock options outstanding at May 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 4.73-$10.84	390,070	4.84	$10.23	247,275	$9.90
$11.01-$17.83	1,148,513	5.36	13.94	617,636	13.65
$17.86-$20.90	152,759	5.81	18.55	105,739	18.12
$23.41-$26.05	557,524	7.97	25.93	12,080	25.97
$26.86-$36.47	745,262	8.97	35.09	—	—

	2,994,128	6.70	$21.19	982,730	$13.34

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The weighted-average grant-date fair value per share of options and replacement options granted in 2003, 2002, and 2001 under the 2000 Plan and the Director Plan are as follows:

	2003	2002	2001
2000 Plan	$16.29	$12.70	$(10.09	)(1)
Director Plan	12.86	14.39	11.39

(1)	The negative fair value under the 2000 Plan in fiscal 2001 resulted from the remeasurement and replacement of outstanding options.

The fair value of each option granted in fiscal 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants during the respective fiscal year:

	2003	2002	2001
2000 Plan
Risk-free interest rates	3.75%	3.75%	4.80%
Expected volatility	40%	45%	45%
Dividend yields	0.6%	0.7%	0.0%
Expected lives	7 years	7 years	7 years

Director Plan
Risk-free interest rates	3.75%	3.75%	5.03%
Expected volatility	40%	45%	45%
Dividend yields	0.6%	0.7%	0%
Expected lives	7 years	7 years	7 years

Employee Stock Purchase Plan—The Company has an Employee Stock Purchase Plan under which the sale of 1,200,000 shares of its common stock have been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the quarterly purchase period. At May 31, 2003, 141,328 shares have been issued under this plan, with 1,058,672 shares reserved for future issuance.

The weighted-average grant-date fair value per share granted in fiscal 2003, 2002, and 2001 under the Employee Stock Purchase Plan is $4.96, $6.90 and $4.15, respectively.

The fair value of each share granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2003	2002	2001
Risk-free interest rates	3.75%	3.75%	4.68%
Expected volatility	40%	45%	45%
Dividend yields	0.6%	0.8%	0%
Expected lives	3 months	3 months	3 months

Restricted Stock—NDC had performance share plans for certain key officers that provided for distribution of common stock at the end of grant specified measurement periods, in the form of restricted stock. As of the Distribution, the Company’s officers that were participants in the NDC Plan were granted 256,565 restricted shares of the Company under the restricted stock program to replace the awards previously granted under the NDC Plan. Shares awarded under the restricted stock program are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. Awards are recorded as deferred compensation, a reduction of shareholders’ equity based on the quoted fair market value of the

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Company’s common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award. The compensation cost that was charged against income for restricted stock was $1.3 million in 2003 and $1.1 million in both 2002, and 2001.

NOTE 11—RESTRUCTURING AND OTHER

During the fourth quarter of fiscal 2003, the Company, consistent with its strategy to leverage infrastructure and consolidate operations, committed to a plan to close three locations and consolidate these and other functions into existing locations. The plan requires associated management and staff reductions, contract termination and other facility closure costs. The Company started executing the plan in April 2003 and expects to be completed by the fourth quarter of fiscal 2004. The major components of the restructuring charge associated with these activities are as follows:

	Total expected charge	Charge incurred as of May 31, 2003
	(In thousands)
One-time employee termination benefits	$3,900	$1,657
Contract termination costs	4,000	—
Other associated costs	300	—

Subtotal	$8,200	1,657

Reversal pertaining to the 2001 restructuring activities (see below)		(400)

Total		$1,257

The charge incurred for the year ended May 31, 2003 is reflected in the accompanying Consolidated Statement of Income under the caption “Restructuring and other”. As of May 31, 2003, no amounts have been paid for the fiscal 2003 planned restructuring activities, thus $1.7 million is accrued as of May 31, 2003.

During the fourth quarters of fiscals 2002 and 2001, the Company completed plans for the closing of four and six locations, respectively, including associated management and staff reductions. Total charges for the years ended May 31, 2002 and 2001 are categorized as follows:

	2002			2001
	Total	Cash	Non-cash	Total	Cash	Non-cash
	(In thousands)
Closed or planned closings of facilities	$1,512	$910	$602	$1,416	$1,075	$341
Severance and related costs	6,715	5,884	831	3,466	1,610	1,856
Other costs	2,766	—	2,766	—	—	—

Totals	$10,993	$6,794	$4,199	$4,882	$2,685	$2,197

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

The other costs incurred in the year ended May 31, 2002 relate to the book value of certain current assets that were deemed to be unrecoverable after the purchase of MasterCard’s remaining minority interest in Global Payment Systems LLC.

The cash items were accrued at the time the charges were incurred. As of May 31, 2003, $1.5 million of the cash portion of the restructuring charges from fiscal 2002 remains accrued as a current liability in the accrued liabilities section of the balance sheets as follows:

	2002 Charge			2001 Charge
	Original Total	Payments to Date	Remaining Liability	Original Total	Payments to Date	Reversals	Remaining Liability
	(In thousands)
Closed or planned closings of facilities	$910	$642	$268	$1,075	$861	$(214)	$—
Severance and related costs	5,884	4,636	1,248	1,610	1,424	(186)	—

Totals	$6,794	$5,278	$1,516	$2,685	$2,285	$(400)	$—

As of May 31, 2002, $2.2 million of the $9.5 million of the cash portion of the restructuring charge had been paid in severance and related costs. The remaining restructuring charges of $0.7 million relating to facilities closing costs and $6.6 million relating to severance and related costs were accrued as a current liability in the accrued liabilities section of the balance sheet.

NOTE 12—RELATED PARTY TRANSACTIONS

In connection with the fiscal 2001 purchase of CIBC’s merchant acquiring business, CIBC holds approximately 26.3% of the Company’s outstanding common stock. CIBC provides transition services under an agreement to provide various support services to the merchant acquiring business for a 24-month period commencing on the acquisition date of March 20, 2001. The purpose of the agreement is to facilitate the integration into our existing operations. These services include customer service, credit and debit card processing and settlement functions. CIBC has continued to provide certain transitional services subsequent to the 24-month period under a new agreement currently in final negotiations. For the years ended May 31, 2003, May 31, 2002 and May 31, 2001, the Company incurred expenses of approximately $6.2 million, $31.1 million and $11.2 million, respectively, related to these services.

In addition, the Company has a credit facility from CIBC that provides a line of credit up to $175 million (Canadian dollars), approximately $128 million U.S. dollars. See Note 13 in the Notes to Consolidated Financial Statements for additional information.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Rent expense on all operating leases for fiscal 2003, 2002 and 2001 was $7.8 million, $7.6 million and $4.7 million, respectively.

Future minimum lease payments for all noncancelable leases at May 31, 2003 were as follows:

	Capital Leases	Operating Leases
	(In thousands)
2004	$1,848	$7,643
2005	1,461	5,660
2006	1,461	4,897
2007	772	4,156
2008	—	4,141
Thereafter	—	11,533

Total future minimum lease payments	5,542	$38,030

Less: amount representing interest	835

Present value of net minimum lease payments	4,707
Less: current portion	1,456

Long-term obligations under capital leases at May 31, 2003	$3,251

Legal

The Company currently processes card transactions for Air Canada, the single largest airline in Canada. Revenue from this relationship represents less than 1% of the Company’s consolidated revenue. On April 1, 2003, Air Canada filed for and obtained protection from the court under the Companies’ Creditors Arrangement Act, which generally allows a company to reorganize while it continues normal operations with the assistance of a court-appointed Monitor. The court order provides for a general stay that precludes its creditors and others from taking any action against Air Canada. The purpose of the stay is to provide Air Canada with relief designed to stabilize operations and business relationships with customers, vendors, employees and creditors. The court order also provides that Air Canada shall honor all airline tickets in the usual and ordinary course of business.

In the event that Air Canada’s restructuring is not successful and it is liquidated, there will likely be limited assets available from which to pay creditor claims. If the restructuring is not successful and any of Air Canada’s liability for deferred ticket revenues is unfunded and such charges are properly reversed by VISA and MasterCard cardholders, the Company may be liable for such reversed charges under the chargeback rules of these card associations; for more details, refer to Reserve for operating losses under Note 1 in the Notes to Consolidated Financial Statements appearing elsewhere in this report. According to the Eighth Report of the Monitor dated July 31, 2003, deferred ticket revenues for Air Canada as of June 30, 2003, representing advance ticket sales collected, were approximately $566 million Canadian, or $420 million U.S, based on then existing exchange rates. In conjunction with the acquisition of the merchant acquiring business of CIBC in March 2001, CIBC agreed to reimburse Global Payments by the amount, if any, that Air Canada’s VISA chargebacks and credit losses for any 12 month period exceed twice the level of VISA chargebacks and credit losses experienced during the one-year period ending October 31, 1999. This reimbursement obligation is scheduled to expire on March 20, 2004. Based on an affidavit of an Air Canada officer, 80% of Air Canada customers elect to pay using credit cards and, of those credit card users, 29.3% use VISA cards and 8.4% use MasterCard cards. Therefore, based on the information contained in that affidavit, the information contained in Eighth Report of the Monitor, and taking into consideration CIBC’s reimbursement obligations for Air Canada’s chargebacks and credit losses, our maximum potential chargeback liability exposure relative to Air Canada as of June 30, 2003 is $38-$48 million Canadian, or $28-$35 million U.S., based on existing exchange rates.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

We are continuing to monitor Air Canada’s restructuring. Based on information currently available, which primarily consists of publicly available information, management believes a material loss to the Company is unlikely as long as Air Canada continues to honor all airline tickets in the ordinary course of business.

The Company is party to a number of other claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

Line of Credit

The Company has a commitment for a $125 million revolving line of credit. It was initially used to fund the cash due to NDC to reflect the Company’s share of NDC’s pre-distribution debt used to establish the Company’s initial capitalization. This line of credit is also available to meet working capital needs and financing acquisitions. This line has a variable interest rate based on a market short-term floating rate plus a margin that varies according to the Company’s trailing four quarter leverage ratio. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility has a three-year term, expiring in January 2004. The Company is currently negotiating with the lender to extend the term of this facility. The full amount outstanding is due upon demand, therefore, the Company classifies any amount outstanding as a current liability. There are no amounts outstanding as of May 31, 2003. As of May 31, 2002, the Company had $22 million outstanding under this facility.

On October 1, 2001, the Company obtained a commitment for a $25 million revolving credit facility to finance working capital and other general corporate purposes. This line has a variable interest rate based a market short-term floating rate plus a margin. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility originally had a sixteen-month term, expiring in January 2003. Prior to its expiration, the Company executed an amendment with the lender to extend the term of this facility for an additional twelve months through January 2004. There were no amounts outstanding at May 31, 2003 and May 31, 2002 on this credit facility.

The Company also has a credit facility from CIBC that provides a line of credit up to $175 million (Canadian dollars), approximately $128 million U.S., with an additional overdraft facility available to cover larger advances during periods of peak usage of credit and debit cards. This line has a variable interest rate based on a market short-term floating rate plus a margin. It contains customary covenants and events of default. This line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International, and has been guaranteed by our subsidiaries. This guarantee is subordinate to our primary credit facility. On December 10, 2002, the Company executed a third amendment to this credit facility which increased the line of credit from $140 million to $175 million (Canadian dollars), extended the term of the facility for an additional 364 days through December 9, 2003, and provided for the incurrence of interest costs in connection with offering merchants “same day value” for their deposits. Same day value, which has been an accepted industry practice in Canada for more than ten years, is the practice of giving merchants same day value for their sales transactions, even though their deposits are made at a later date. Essentially, the merchant’s deposits are backdated to the date of the applicable sales transaction. Under the terms of the credit agreement prior to the execution of the third amendment, CIBC credited the merchants’ deposit account for their sales transactions on the day of the transaction and the Company reimbursed CIBC after receipt of the corresponding funding from the card association and debit network. At May 31, 2003, there were $46.3 million (Canadian dollars), approximately $33.9 million U.S. outstanding on this credit facility. This amount is included as a component of the net merchant processing receivable on the balance sheet. The amount borrowed is restricted in use to pay merchants and will be received from the card associations and debit network on the following day. There was no amount outstanding under the CIBC credit facility as of May 31, 2002.

BIN/ICA Agreements

In connection with the Company’s acquisition of merchant credit card operations of banks, the Company has also entered into depository and processing agreements (the “Agreements”) with certain of the banks. These

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Agreements allow the Company to use the banks’ identification numbers (“BIN/ICA”) to clear credit card transactions through VISA and MasterCard. Certain agreements contain financial covenants, and the Company was in compliance with all such covenants as of May 31, 2003. In management’s opinion, the Company would be able to obtain alternative BIN/ICA agreements without material impact to the Company in the event of the termination of these Agreements.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2003, May 31, 2002 and May 31, 2001 are as follows:

	2003	2002	2001
	(In thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$11,079	$22,966	$7,718
Interest paid	2,877	4,637	6,015
Supplemental non-cash investing and financing activities:
Capital leases entered into in exchange for property and equipment	—	5,876	—
Common stock issued in consideration for acquisitions	—	—	133,580

Through the Distribution Date, the Company’s cash flow had been calculated with and included in the NDC consolidated group’s Supplemental Cash Flows. The Company’s payments for income taxes have been calculated on the Company’s separate income and reflect federal and state income tax payment allocations as if the Company had been operating on a stand-alone basis (Note 9). The Company has utilized a “rollback” approach to allocate the portion of the consolidated group’s interest payments for the historical period presented (Note 3).

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 15—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the two years ended May 31, 2003 are as follows:

	Quarter Ended
	August 31		November 30	February 28	May 31
	(In thousands, except per share data)
2003
Revenue	$127,728		$129,461	$124,573	$134,322
Operating income	25,317		23,755	21,783	22,410
Net income	14,613		13,582	12,097	13,008
Basic earnings per share	0.40		0.37	0.33	0.34
Diluted earnings per share	0.39		0.36	0.32	0.34

2002
Revenue	$110,955		$115,617	$115,283	$120,971
Operating income	22,687		20,782	17,995	9,954
Income before cumulative effect of a change in accounting principle	12,874		11,643	10,275	5,047
Cumulative effect of a change in accounting principle net of tax benefit of $8,614	(15,999)		—	—	—
Net income (loss)	(3,125	)(1)	11,643	10,275	5,047
Basic earnings per share	(0.09	)(1)	0.32	0.28	0.14
Diluted earnings per share	(0.09	)(1)	0.31	0.27	0.13

(1)	The net income and earnings per share data for fiscal 2002 in the above table does not agree to amounts reported in the Company’s unaudited interim financial statements included in the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 2001, due to the cumulative effect of a change in accounting principle of $16.0 million recorded effective June 1, 2001.

NOTE 16—SUBSEQUENT EVENT

On August 11, 2003, Global Payments Inc. entered into a definitive agreement to acquire Latin America Money Services, LLC, or LAMS, a holding company which directly owns a majority of the outstanding equity interest in DolEx Dollar Express, Inc., or DolEx, and indirectly owns a majority of the outstanding equity interest in DolEx Envios S.A. de C.V., a Mexican subsidiary of DolEx. The transaction, which is structured as a merger between a newly created subsidiary of Global Payments and LAMS, is subject to regulatory approvals; however it is expected to close before the end of calendar year 2003. The purchase price is $190 million, plus a contingent payment of up to $10 million based on the calendar year 2003 financial results of DolEx. Global Payments expects the purchase price to be financed under its existing line of credit, cash on hand, and notes payable.

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

We could not obtain permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of the Report of Independent Public Accountants above. Accordingly, the Report of Arthur Andersen LLP above covering the financial statement schedule listed in the Index at Item 16 for the fiscal year ended May 31, 2001 is merely reproduced from Global Payments Inc.’s Annual Report on Form 10-K for the year ended May 31, 2001 and does not include the manual signature of Arthur Andersen LLP. See “Risk Factors—The conviction of our former independent auditors, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us and may impede our access to the capital markets.”

GLOBAL PAYMENTS INC.

CONSOLIDATED SCHEDULE II

Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Balances	Uncollectible Accounts Write-Off	Balance at End of Period
	(In thousands)
Trade Receivable Allowances
May 31, 2001	$1,231	$1,970	$—	$2,003	$1,198
May 31, 2002	1,198	1,255	—	1,490	963
May 31, 2003	963	1,065	—	1,295	733

Allowance for operational losses—Merchant card processing (1)
May 31, 2001	451	8,398	—	7,306	1,543
May 31, 2002	1,543	9,756	1,659	10,856	2,102
May 31, 2003	2,102	15,607	—	12,358	5,351
(1) Included in Net Merchant processing receivable/payable

Allowance for claim losses—Check guarantee processing
May 31, 2001	3,679	9,949	—	9,183	4,445
May 31, 2002	4,445	12,354	—	13,566	3,233
May 31, 2003	3,233	10,378	—	10,418	3,193

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference in this Item 10 information about our directors contained under the heading “Proposal 1—Election of Directors; Nominees—Certain Information Concerning Nominee and Directors” and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be delivered in connection with our 2003 Annual Meeting of Shareholders to be held on October 22, 2003.

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

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Paul R. Garcia	51	Chairman of the Board of Directors, President and Chief Executive Officer	Chairman of the Board of Directors (since October 2002); President and Chief Executive Officer of Global Payments (since September 2000); Chief Executive Officer of NDC eCommerce (July 1999–January 2001); President and Chief Executive Officer of Productivity Point International (March 1997–September 1998); Group President of First Data Card Services (1995–1997); Chief Executive Officer of National Bancard Corporation (NaBANCO) (1989–1995).

James G. Kelly	41	Chief Financial Officer	Chief Financial Officer of Global Payments (since September 2000); Chief Financial Officer of NDC eCommerce (April 2000–January 2001); Managing Director with Alvarez & Marsal (March 1996–April 2000); Director with Alvarez & Marsal (1992–1996) and Associate with Alvarez & Marsal (1990–1992); and Manager with Ernst & Young’s mergers and acquisitions/audit groups (1989–1990).

Barry W. Lawson	56	Chief Information Officer	Chief Information Officer of Global Payments (since September 2000); Chief Information Officer of NDC eCommerce (November 1999–January 2001); CEO Systems and Network Consultants (April 1996–October 1999); and Chief Operating Officer of National Bancard Corporation (NaBANCO) (August 1993–March 1996).

Jeffery C. McWey	47	Chief Marketing Officer	Chief Marketing Officer of Global Payments (since October 2001); Former Non-Executive Chairman of Damian Services Corporation, Chicago (2000–2002); Member of the Board of Directors of The Outsourcing Institute, New York (since 2000); Senior Vice President & Group Executive of ChoicePoint Inc. (Formerly part of Equifax) (January 1999–March 2000); President of Elrick & Lavidge, Inc. (Sold from Equifax) (August 1995–June 1998); Senior Vice President & General Manager of The Marketing Services Group of Equifax Inc. (January 1994–August 1995); Vice President of The Dun & Bradstreet Corporation (March 1980–January 1994).

ITEM 11—EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive compensation contained under the heading “Proposal 1—Election of Directors; Nominees—Other Information about the Board and its Committees” and “Compensation and Other Benefits” from our proxy statement to be delivered in connection with our 2003 Annual Meeting of Shareholders to be held on October 22, 2003. The information contained in the proxy statement under the sections entitled “Shareholder Return Analysis” and “Report of the Compensation Committee” is specifically not incorporated by reference in this Item 11.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings “Election of Directors—Common Stock Ownership of Management” and “—Common Stock Ownership by Certain Other Persons” from our proxy statement to be delivered in connection with our 2003 Annual Meeting of Shareholders to be held on October 22, 2003.

The Company has three compensation plans under which equity securities of the Company are authorized for issuance. The Global Payments Inc. 2000 Long-Term Incentive Plan and the Non-Employee Director Stock Option Plan have been approved by security holders. For more information on these plans, see Note 10 to Notes to Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	2,994,128	$21.19	2,534,676
Equity compensation plans not approved by security holders:	—	—	—

Total	2,994,128	$21.19	2,534,676

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates contained under the heading “Certain Transactions” from our proxy statement to be delivered in connection with our 2003 Annual Meeting of Shareholders to be held on October 22, 2003.

ITEM 14—CONTROLS AND PROCEDURES

We concluded an evaluation of the effectiveness of our disclosure controls and procedures on June 20, 2003. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of June 20, 2003, information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to June 20, 2003.

ITEM 15—PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference in this Item 15 the information regarding principal accountant fees and services contained under the headings “Audit Fees”, “Financial Information Systems Design and Implementation Fees” and “All Other Fees” from our proxy statement to be delivered in connection with our 2003 Annual Meeting of Shareholders to be held on October 22, 2003.

PART IV

ITEM 16—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8—Financial Statements and Supplementary Data” of this report:

(a) 2.    Financial Statement Schedules

All other schedules to our consolidated financial statements have been omitted because they are not required under the related instruction or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

(a) 3.    Exhibits

The following exhibits either (i) are filed with this report or (ii) have previously been filed with the SEC and are incorporated in this Item 16 by reference to those prior filings.

2.1	Distribution Agreement, Plan of Reorganization and Distribution dated January 31, 2001 by and between National Data Corporation and Global Payments Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.3	Third Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3 to the Registrant’s to the Registrant’s Current Report on Form 10-Q dated February 28, 2003, File No. 001-16111, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement dated January 26, 2001 between Global Payments Inc. and SunTrust Bank, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2001, File No. 001-16111, and incorporated herein by reference.

4.2	Form of certificate representing Global Payments Inc. common stock as amended, filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.1	Tax Sharing and Indemnification Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.2	Employee Benefits Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.3	Transition Support Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.4	Intercompany Systems/Network Services Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.5	Batch Processing Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.6	Lease Agreement for Office Headquarters between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.7	Sublease Agreement dated as of January 31, 2001 between Global Payment Systems LLC and National Data Corporation, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.8	Sublease Agreement dated as of January 31, 2001 between National Data Corporation and National Data Payment Systems, Inc., filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.9***	Amended and Restated 2000 Long-Term Incentive Plan.

10.10*	2000 Non-Employee Stock Purchase Plan, filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.11*	Amended or Restated 2000 Employee Stock Purchase Plan filed as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.12*	Form of Global Payments Inc. Supplemental Executive Retirement Plan as amended, filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.13*	Employment Agreement for Paul R. Garcia, as amended, filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.14*	Employment Agreement for James G. Kelly, as amended, filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.15*	Employment Agreement for Barry W. Lawson, as amended, filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.16	Asset Purchase Agreement with Canadian Imperial Bank of Commerce, as amended, filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.17		Investor Rights Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.18		Form of Marketing Alliance Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.19		Transition Agreement with Canadian Imperial Bank of Commerce, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.20		Stock Purchase Agreement with Canadian Imperial Bank of Commerce filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.21		Credit Agreement with Canadian Imperial Bank of Commerce filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.22		Credit Agreement dated as of January 31, 2001, among Global Payments Inc., Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.23		First Amendment dated March 20, 2001 to the Credit Agreement dated as of January 31, 2001 among Global Payments Inc., Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein, filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.24		Second Amendment dated May 14, 2001, among Global Payments Inc., Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein. filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.25		Third Amendment dated July 25, 2001, among Global Payments Inc., Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein. filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001, File No. 001-16111, and incorporated herein by reference

10.26		First Amendment dated May 31, 2001 to the Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce and the Lenders named therein, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, File No. 001-16111, and incorporated herein by reference.

10.27		Credit agreement dated as of September 26, 2001, between Global Payments Inc. and SunTrust Bank, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, File No. 001-16111, and incorporated herein by reference.

10.28	*	Employment Agreement for Jeffery C. McWey dated October 26, 2001.

10.29		Second Amendment dated as of March 20, 2002 to the Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and the Lenders named therein, filed as Exhibit 10 to the Registrant’s Current Report on Form 10-Q dated February 28, 2002, File No. 001-16111, and incorporated herein by reference.

10.30	Fourth amendment dated as of April 30, 2002, by and among Global Payments Inc., Bank One, N.A., as Administrative Agent, SunTrust Bank as Documentation Agent, Wachovia Bank, N.A. as Syndication Agent and the Lenders named therein, filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, File No. 001-16111, and incorporated herein by reference.

10.31	First amendment dated as of April 30, 2002, by and among Global Payments Inc. and SunTrust Bank, filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, File No. 001-16111, and incorporated herein by reference.

10.32	Third Amendment dated as of December 10, 2002 to the Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and the Lenders named therein, filed as Exhibit 10 to the Registrant’s Current Report on Form 10-Q dated November 30, 2002, File No. 001-16111, and incorporated herein by reference.

10.33	Second amendment dated as of January 7, 2003, by and among Global Payments Inc. and SunTrust Bank, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q dated November 30, 2002 File No. 001-16111, and incorporated herein by reference.

10.34**	Fifth amendment dated as of July 15, 2003, by and among Global Payments Inc., Bank One, N.A., as Administrative Agent, SunTrust Bank as Documentation Agent, Wachovia Bank, N.A. as Syndication Agent and the Lenders named therein.

21 **	List of Subsidiaries

23.1 **	Independent Auditor’s Consent

31.1 **	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2 **	Rule 13a-14(a)/15d-14(a) Certification of CFO

32 **	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.1 **	Risk Factors

*	Compensatory management agreement
**	Filed with this report
***	Compensatory management agreement and filed with this report

(b)    Exhibits

See Item 16(a)(3) above.

(c)    Financial Statement Schedules

See Item 16(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 2003.

GLOBAL PAYMENTS INC.

By:	/s/ PAUL R. GARCIA
Paul R. Garcia
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES G. KELLY
James G. Kelly
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated.

Signature	Title	Date

/s/ PAUL R. GARCIA Paul R. Garcia	Chairman of the Board	August 26, 2003

/s/ ROBERT A. YELLOWLEES Robert A. Yellowlees	Lead Director	August 26, 2003

/s/ C. GARRY BETTY C. Garry Betty	Director	August 26, 2003

/s/ EDWIN H. BURBA, JR. Edwin H. Burba, Jr.	Director	August 26, 2003

/s/ ALEX W. (PETE) HART Alex W. (Pete) Hart	Director	August 26, 2003

/s/ WILLIAM I JACOBS William I Jacobs	Director	August 26, 2003

/s/ MICHAEL W. TRAPP Michael W. Trapp	Director	August 26, 2003

/s/ RICHARD E. VENN Richard E. Venn	Director	August 26, 2003

/s/ GERALD J. WILKINS Gerald J. Wilkins	Director	August 26, 2003

GLOBAL PAYMENTS INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description

10.9	Amended and Restated 2000 Long-Term Incentive Plan

10.34

Fifth amendment dated as of July 15, 2003, by and among Global Payments Inc., Bank One, N.A., as Administrative Agent, SunTrust Bank as Documentation Agent, Wachovia Bank, N.A. as Syndication Agent and the Lenders named therein

21	List of Subsidiaries

23.1	Independent Auditor’s Consent

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors