Form 10-Q
period 2003-08-31
GLOBAL PAYMENTS INC
filed 2003-10-10
CIK 1123360

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

The number of shares of the issuer’s common stock, no par value outstanding as of October 2, 2003 was 37,354,460.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended August 31, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Three Months Ended August 31,
	2003	2002
Revenues	$136,464	$127,728

Operating expenses:
Cost of service	62,162	66,886
Sales, general and administrative	45,541	35,525
Restructuring	1,580	—

	109,283	102,411

Operating income	27,181	25,317

Other income (expense):
Interest and other income	324	270
Interest and other expense	(575)	(1,008)
Minority interest in earnings	(1,650)	(1,236)

	(1,901)	(1,974)

Income before income taxes	25,280	23,343
Provision for income taxes	9,455	8,730

Net income	$15,825	$14,613

Basic earnings per share	$0.43	$0.40

Diluted earnings per share	$0.41	$0.39

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

GLOBAL PAYMENTS INC.

(In thousands, except share data)

	August 31, 2003	May 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,120	$38,010
Accounts receivable, net of allowance for doubtful accounts of $1,374 and $733, respectively	41,673	44,929
Claims receivable, net of allowance for losses of $4,040 and $3,193, respectively	789	608
Merchant processing receivable, net	3,166	34,170
Inventory	1,066	1,348
Deferred income taxes	5,096	5,096
Prepaid expenses and other current assets	4,476	4,042

Total current assets	152,386	128,203

Property and equipment, net	50,271	51,785
Goodwill, net	161,216	161,216
Other intangible assets, net	135,021	137,898
Other	5,129	5,132

Total assets	$504,023	$484,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Obligations under capital leases	1,200	1,456
Accounts payable and accrued liabilities	57,842	58,781
Income taxes payable	9,293	2,624

Total current liabilities	68,335	62,861

Obligations under capital leases, net of current portion	2,965	3,251
Deferred income taxes	19,344	19,344
Other long-term liabilities	9,157	9,111

Total liabilities	99,801	94,567

Commitments and contingencies

Minority interest in equity of subsidiaries	22,929	23,241

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 37,199,878 and 37,132,054 shares issued and outstanding at August 31, 2003 and May 31, 2003, respectively	—	—
Paid-in capital	288,270	286,786
Retained earnings	81,920	67,582
Deferred compensation	(799)	(965)
Accumulated other comprehensive loss	11,902	13,023

Total shareholders’ equity	381,293	366,426

Total liabilities and shareholders’ equity	$504,023	$484,234

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

GLOBAL PAYMENTS INC.

(In thousands)

	Three Months Ended August 31,
	2003	2002
Cash flows from operating activities:
Net income	$15,825	$14,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,642	4,977
Amortization of acquired intangibles	2,877	2,883
Provision for operating losses and bad debts	1,288	2,580
Minority interest in earnings	1,650	1,236
Other, net	166	294
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	3,248	(4,449)
Merchant processing, net	5,570	(2,406)
Inventory	282	(33)
Prepaid expenses and other assets	(431)	(1,027)
Accounts payable and accrued liabilities	(893)	(5,345)
Income taxes payable	6,669	6,405

Net cash provided by operating activities	40,893	19,742

Cash flows from investing activities:
Capital expenditures	(3,128)	(5,201)
Business development, net of acquired cash	—	(169)

Net cash used in investing activities	(3,128)	(5,370)

Cash flows from financing activities:
Net payments on line of credit	—	(13,500)
Net borrowings on line of credit restricted for merchant funding	23,973	—
Principal payments under capital lease arrangements	(542)	(676)
Stock issued under employee stock plans	1,484	1,259
Dividends paid	(1,487)	(1,475)
Distributions to minority interests	(1,962)	(1,680)

Net cash provided by (used in) financing activities	21,466	(16,072)

Effect of exchange rate changes on cash	(1,121)	(154)

Increase (Decrease) in cash and cash equivalents	58,110	(1,854)
Cash and cash equivalents, beginning of period	38,010	19,194

Cash and cash equivalents, end of period	$96,120	$17,340

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

AUGUST 31, 2003

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

We have prepared the financial statements included herein, without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate and the information presented is not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2003. In the opinion of management, the information furnished reflects adjustments of a normal and recurring nature and include those necessary for a fair presentation of the financial information for the interim periods reported.

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

Merchant processing receivable/payable—The merchant processing receivable/payable results from timing differences in the Company’s settlement process and changes in a line of credit that is available only to pay merchants. These timing differences are primarily due to the fluctuations in volume and timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks.

Reserve for operating losses—The Company processes credit card transactions for direct merchants. The Company’s merchant customers have the liability for any charges properly reversed by the cardholder and for any sales credits issued to cardholders In the event, however, that the Company is not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, the Company may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability. The Company also utilizes a number of systems and procedures to manage merchant risk.

The Company recognizes revenue based on a percentage of the gross amount charged and has a potential liability for the full amount of the charge. The Company establishes valuation allowances for operational losses based primarily on historical experience and other relevant factors. Economic downturns or increases in merchant fraud may result in significant increases in credit related losses. As of August 31, 2003 and May 31, 2003, $6.0 million and $5.4 million, respectively, was reserved for losses associated with the Company’s merchant card processing operations. The expense associated with the valuation allowance is included in cost of service in the accompanying unaudited consolidated statements of income.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes a valuation allowance for this activity based on historical and projected loss experiences. As of August 31, 2003 and May 31, 2003, the Company had a check guarantee reserve of $4.0 million and $3.2 million, respectively. The expense associated with the valuation allowance is included in cost of service in the accompanying unaudited consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance.

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

Global Payments completed the testing for impairment of goodwill as of June 1, 2002 using the present value of expected future cash flows and determined that the fair value of the reporting unit exceeded the carrying amount of the net assets, including goodwill of the reporting unit. The Company completed its annual goodwill impairment review as of June 1, 2003 and determined that no impairment charge to goodwill was required.

Other intangible assets primarily represent customer lists and merchant contracts associated with acquisitions. Customer lists and merchant contracts are amortized using the straight-line method over their estimated useful lives of 10 to 30 years. The useful lives for customer lists/merchant contracts are determined based primarily on information concerning start/stop dates and yearly attrition. The Company evaluated the remaining useful lives for other intangible assets as of June 1, 2003 and determined them to be appropriate.

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

	Three Months Ended August 31,
	2003	2002
	(in thousands)
Merchant services	$133,552	$124,602
Funds transfer	2,912	3,126

	$136,464	$127,728

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders is the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earning per share. The dilutive effect of stock options was 1.2 million shares and 0.9 million shares for the three months ended August 31, 2003 and 2002, respectively. The diluted share base for the three months ended August 31, 2003 excludes incremental shares of 0.6 million related to employee stock options. These shares were excluded due to their anti-dilutive effect as a result of their option exercise prices being greater than the market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following tables set forth the computation of basic and diluted earnings per share for the three months ended August 31, 2003 and 2002:

	Three Months Ended August 31,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$15,825	37,145	$0.43	$14,613	36,838	$0.40
Diluted EPS:
Net income available to common shareholders	$15,825	38,310	$0.41	$14,613	37,776	$0.39

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

At August 31, 2003, the Company has three stock-based compensation plans. These include the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (“The 2000 Plan”), the Non-Employee Director Stock Option Plan and the Employee Stock Purchase Plan.

The Company accounts for options issued as stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. For options issued as stock-based employee compensation, no cost is reflected in net income, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Performance shares granted as restricted stock under The 2000 Plan are recorded as deferred compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s common stock at the award date. Compensation expense on restricted stock is recognized ratably during the vesting period of the award. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-based employee compensation.

	Three Months Ended August 31,
	2003	2002
	(in thousands, except per share data)
Net income:
As reported	$15,825	$14,613
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(738)	(870)

Pro forma net income	$15,087	$13,743

Basic earnings per share
As reported	$0.43	$0.40
Pro forma	$0.41	$0.37
Diluted earnings per share:
As reported	$0.41	$0.39
Pro forma	$0.39	$0.36

NOTE 2—COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended August 31, 2003 and 2002 are as follows:

	Three Months Ended August 31,
	2003	2002
	(in thousands)
Net income	$15,825	$14,613
Foreign currency translation	(703)	(96)

Total comprehensive income	$15,122	$14,517

NOTE 3—RESTRUCTURING

Fiscal 2003 Restructuring Activities

During the fourth quarter of fiscal 2003, the Company, consistent with its strategy to leverage infrastructure and consolidate operations, committed to a plan to close three locations and consolidate these and other functions into existing locations. The plan requires associated management and staff reductions, contract termination and other facility closure costs. The Company started executing the plan in April 2003 and expects to be completed by the fourth quarter of fiscal 2004. The Company incurred restructuring charges associated with these activities in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004 as follows:

	Total Expected Charge	Charges Incurred in Prior Period	Charges Incurred in First Quarter Fiscal 2004	Cumulative Charges Incurred as of August 31, 2003
	(in thousands)
One-time employee termination benefits	$3,900	$1,657	$1,536	$3,193
Contract termination costs	4,000	—	40	40
Other associated costs	300	—	4	4

Total	$8,200	$1,657	$1,580	$3,237

The charge incurred for the quarter ended August 31, 2003 is reflected in the accompanying Unaudited Consolidated Statement of Income under the caption “Restructuring”.

As of August 31, 2003, $2.3 million of the fiscal 2003 restructuring activities remains accrued as a current liability. The following is a reconciliation of the accrual associated with these activities.

	Liability Balance as of May 31, 2003	Costs Incurred During Fiscal 2004	Costs Paid During Fiscal 2004	Liability Balance as of August 31, 2003
	(in thousands)
One-time employee termination benefits	$1,657	$1,536	$857	$2,336
Contract termination costs	—	40	40	—
Other associated costs	—	4	—	4

Total	$1,657	$1,580	$897	$2,340

Fiscal 2002 Restructuring Activities

During the fourth quarter of fiscal 2002 the Company completed plans for the closing of four locations including associated management and staff reductions. Total charges for the year ended May 31, 2002 were categorized as follows:

	Total	Cash	Non-cash
	(In thousands)
Closed or planned closings of facilities	$1,512	$910	$602
Severance and related costs	6,715	5,884	831
Other costs	2,766	—	2,766

Totals	$10,993	$6,794	$4,199

The charges related to facilities represented locations that were either already closed or had management approved plans to be closed within twelve months of incurring the charges. These charges included future minimum lease and operating payments, commencing on the planned exit timing, for all noncancelable leases under remaining terms of the locations identified, net of current and estimated future sublease income. The charges also included facility exit costs and an estimate of the net book value of leasehold improvements and furniture and fixtures that will not be realizable when the facilities are vacated. Normal lease payments, operating costs and depreciation continued to be charged to operating expenses prior to actually vacating the specific facilities.

The severance and related costs arose from the Company’s actions to reduce personnel in areas of redundant operations and activities. These operations are those that related to the facility consolidation, acquisitions and integration of acquisition functions. The charges reflect specifically identified employees whose employment will be terminated and were informed by the time the charges were incurred. The non-cash costs associated with the severance and related costs reflected compensation expense due to the acceleration of the vesting of certain stock options for those employees that were terminated and had options outstanding.

The other costs incurred in the year ended May 31, 2002 related to the book value of certain current assets that were deemed to be unrecoverable after the purchase of MasterCard’s remaining minority interest in Global Payment Systems, LLC.

The cash items were accrued at the time the charges were incurred. As of August 31, 2003, $1.3 million of the cash portion of the restructuring charges from fiscal 2002 remains accrued as a current liability in the accrued liabilities section of the balance sheets as follows:

	2002 Charge
	Original Total	Payments to Date	Remaining Liability
	(in thousands)
Closed or planned closings of facilities	$910	$642	$268
Severance and related costs	5,884	4,804	1,080

Totals	$6,794	$5,446	$1,348

NOTE 4—COMMITMENTS AND CONTINGENCIES

The Company currently processes card transactions for Air Canada, the single largest airline in Canada, which according to its Revised Renewal Annual Information Form, dated May 15, 2003, held approximately 60% of the Canadian domestic market share and approximately 43% of the Canadian transborder market share during the first quarter of 2003. The Company’s revenue from this relationship represents less than 1% of its consolidated revenue. On April 1, 2003, Air Canada filed for and obtained protection from the court under the Companies’ Creditors Arrangement Act, which generally allows a company to reorganize while it continues normal operations with the assistance of a court-appointed Monitor. The court order provides for a general stay that precludes its creditors and others from taking any action against Air Canada. The purpose of the stay is to provide Air Canada with relief designed to stabilize operations and business relationships with customers, vendors, employees and creditors. The court order also provides that Air Canada shall honor all airline tickets in the usual and ordinary course of business.

In the event that Air Canada’s restructuring is not successful and it is liquidated, there will likely be limited assets available from which to pay creditor claims. If the restructuring is not successful and any of Air Canada’s liability for deferred ticket revenues is unfunded and such charges are properly reversed by VISA and MasterCard cardholders, the Company may be liable for such reversed charges under the chargeback rules of these card associations. The Company maintains a reserve for such reversed charges, but has not made any specific adjustment to that allowance as a result of the Air Canada situation, as described under Reserve for operating losses in Note 1 in the Notes to Unaudited Consolidated Financial Statements. According to the Tenth Report of the Monitor dated September 24, 2003, deferred ticket revenues for Air Canada as of August 31, 2003, representing advance ticket sales collected, were approximately $547 million (Canadian), or $395 million (U.S.), based on then existing exchange rates. In conjunction with the acquisition of the merchant acquiring business of CIBC in March 2001, CIBC agreed to reimburse Global Payments by the amount, if any, that Air Canada’s VISA chargebacks and credit losses for any 12 month period exceeds twice the level of VISA chargebacks and credit losses experienced during the one-year period ending October 31, 1999. This reimbursement obligation is scheduled to expire on March 20, 2004. Based on the affidavit of an Air Canada officer, 80% of Air Canada customers elect to pay using credit cards and, of those credit card users, 29.3% use VISA cards and 8.4% use MasterCard cards. Therefore, based on the information contained in that affidavit, the information contained in Tenth Report of the Monitor, and taking into consideration CIBC’s reimbursement obligations for Air Canada’s chargebacks and credit losses, the Company estimates that its maximum potential chargeback liability exposure relative to Air Canada as of August 31, 2003 is $37-$46 million (Canadian), or $27-$33 million (U.S.), based on then existing exchange rates.

Management of the Company is continuing to closely monitor Air Canada’s restructuring. Based on information currently available, which primarily consists of publicly available information, management believes a material loss is unlikely as long as Air Canada continues to honor all airline tickets in the ordinary course of business.

NOTE 5—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the three months ended August 31, 2003 and 2002 are as follows:

	Three Months Ended August 31,
	2003	2002
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$2,781	$2,180
Interest paid	186	243

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2003.

General

We are a leading mid-market merchant acquirer in the United States, and the largest, publicly traded independent VISA and MasterCard acquirer in Canada. We provide a wide range of end-to-end electronic transaction processing solutions to merchants, corporations, financial institutions and government agencies. Our products and services are marketed through a variety of distinct sales channels that include a large, dedicated direct sales force, independent sales organizations, or ISOs, independent sales representatives, an internal telesales group, trade associations, alliance bank relationships and financial institutions.

We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and funds transfer offerings. Approximately 98% of our current revenue base is from merchant services offerings. The remaining 2% of our total revenue is from our funds transfer service offerings.

Merchant services include credit and debit card transaction processing, business-to-business purchase card transaction processing, check guarantee, check verification and recovery, and terminal management services. We have two basic business models. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force and ISOs that sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide unbundled products and services primarily to financial institutions that in turn resell to their merchants.

Business Development

On August 11, 2003, we entered into a definitive agreement to acquire Latin America Money Services, LLC, or LAMS, a holding company which directly owns a majority of the outstanding equity interest in DolEx Dollar Express, Inc., or DolEx, and indirectly owns a majority of the outstanding equity interest in DolEx Envios S.A. de C.V., a Mexican subsidiary of DolEx. The transaction, which is structured as a merger between a newly created subsidiary of Global Payments and LAMS, is subject to regulatory approvals. We are also acquiring the remaining minority interest in DolEx, so that following the transaction, DolEx will be a wholly-owned, indirect subsidiary of Global Payments Inc. The purchase price is $190 million, plus a contingent payment of up to $10 million based on the calendar year 2003 financial results of DolEx. We expect to finance approximately half of the purchase price through cash on hand and the remaining amount through our existing line of credit and notes payable. We intend to operate the business in a manner consistent with DolEx’s historical operations and plan to include this business in our funds transfer offering, with a consumer-to-consumer focus. Once the transaction closes, we will re-name the funds transfer offering to money transfer.

We have made progress toward completing this transaction by recently completing our Hart-Scott-Rodino Act filing, and in each of the states where DolEx is a licensed money transmitter, we have applied for required license transfers or given notice of the transaction, depending on each state’s statutory requirements. Several states have already either approved the transaction or confirmed that they have no objections, and we are working with the remaining states to obtain approval. We do not anticipate any delay in these respective filings and expect a closing of this acquisition before the end of calendar year 2003.

Founded in 1996, DolEx is a leading provider of consumer-to-consumer electronic money transfer services to the Latino community living in the U.S. and their Latin American families abroad. DolEx provides services that allow customers to send money from its network of retail branches in the U.S. to beneficiaries in Latin America. The company has its headquarters in Arlington, Texas, operates hundreds of branches across the U.S. in areas with large Latino populations, and has settlement arrangements with thousands of retail, bank and exchange house locations in Latin America. For the year ended December 31, 2002, DolEx and DolEx Envios reported total revenues of $69.9 million.

Components of Income Statement

We derive our revenues from three primary sources including charges based on volumes and fees for merchant services, charges based on transaction quantity, and equipment sales, leases and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions.

Cost of service consists primarily of the cost of network telecommunications capability, transaction processing systems, depreciation and occupancy costs associated with the facilities performing these functions, and provisions for operating losses.

Sales, general and administrative expenses consist primarily of salaries, wages and related expenses paid to sales personnel, non-revenue producing customer support functions and administrative employees and management, commissions to independent contractors and ISOs, advertising costs, other selling expenses, employee training costs, and occupancy of leased space directly related to these functions.

Other income and expense primarily consists of minority interest in earnings, interest income and expense and other miscellaneous items of income and expense.

Results of Operations

In the three months ending August 31, 2003, revenue increased $8.8 million or 7% to $136.5 million from $127.7 million in the prior year’s comparable period. The increase in revenue reflects high-teen transaction growth in our domestic direct merchant channel and continued momentum in the ISO sales channels. Revenue growth is also partially attributed to our price changes as a result of the impact of certain new interchange rates arising from the MasterCard and VISA lawsuit settlement. This growth was offset by declines in our indirect channel, which declined at a higher rate than in prior periods, primarily due to the loss of certain merchant portfolios’ select authorization services and continued merchant attrition from existing bank customers.

We have continued growth in our domestic direct merchant channel by continuing to sign mid-market merchants in various vertical markets to maintain our diversification. Our domestic average ticket and spread remained stable for the quarter, which we believe is a result of our diversified, mid-market segmentation. Direct revenue includes revenue growth in our check guarantee and gaming product offerings offset by declines in check recovery revenue. Our check guarantee and gaming revenue growth is due to infrastructure investments and new products.

Our Canadian transactions for the quarter grew in the mid-single digits. However, this is down from prior quarters’ growth rates primarily due to the impact of reduced consumer spending in Canadian markets attributed to the SARS threat, specifically in the travel and entertainment sector. We expect Canadian volumes to rebound by the second half of the year. However, the impact is partially offset by the improvement in the foreign exchange rate compared to the same period in the prior year. Average ticket and spread in Canada also declined primarily due to the recent mix of merchant signings, such as the addition of petroleum and grocery retailers.

Cost of service decreased by $4.7 million or 7% from $66.9 million in the three months ending August 31, 2002 to $62.2 million in the three months ending August 31, 2003. As a percentage of revenue, cost of service decreased to 46% in the three months ending August 31, 2003 from 52% in the prior year’s comparable period. This decrease in cost of service in expenses and as a percentage of revenue is primarily due to the integration of our acquisitions and other cost reduction initiatives.

Sales, general and administrative expenses increased $10.0 million or 28% to $45.5 million in the three months ending August 31, 2003 from $35.5 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 33% for the three months ending August 31, 2003 compared to 28% for the three months ending August 31, 2002. The increase in sales, general and administrative expenses and as a percentage of revenue is due to growth in commission payments to ISOs as well as ongoing investments made in our direct sales channels.

During the fourth quarter of fiscal 2003, we announced the closure and consolidation of three operating facilities and their related functions into existing operating centers. We implemented the plan in April 2003 and expect to complete it by the fourth quarter of fiscal 2004. Our facility closure plan includes the following:

•	closing our Cleveland merchant settlement function and consolidating it to our Baltimore facility;

•	relocating our terminal deployment and related services from our Winston-Salem facility to our Baltimore and St. Louis facilities; and

•	relocating our Salt Lake City check operation to our primary check operating facility in Niles, Illinois.

We anticipate total costs and expenses associated with the plan to be approximately $8 million. One-time employee termination benefits will be approximately $4 million and the balance relates to contract termination and other related facility closure costs and expenses. The first quarter of fiscal 2004 and the fourth quarter of fiscal 2003 included restructuring charges of $1.6 million and $1.7 million, respectively, related to this consolidation plan. Accordingly, we expect approximately $5 million in charges to be incurred during the remainder of fiscal 2004.

Operating income increased $1.9 million or 7% to $27.2 million at August 31, 2003 from $25.3 million at August 31, 2002. This resulted in an increase in operating margin from 19.8% for the three months ending August 31, 2002 to 19.9% for the three months ending August 31, 2003. This operating income and related margins reflect restructuring charges of $1.6 million in the three months ending August 31, 2003. The changes in operating income and operating margins are due to the revenue and cost factors described above.

Net income increased $1.2 million or 8% from $14.6 million at August 31, 2002 to $15.8 million at August 31, 2003. Diluted earnings per share increased $0.02 or 5% from $0.39 at August 31, 2002 to $0.41 at August 31, 2003. This net income and diluted earnings per share reflects restructuring charges of $1.0 million, net of tax, or $0.03 diluted earnings per share, in the three months ending August 31, 2003.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At August 31, 2003, we had cash and cash equivalents totaling $96.1 million. Net cash provided by operating activities increased $20.2 million, or 103%, to $39.8 million for the three months ending August 31, 2003 from $19.6 million for the comparable period in the prior year. This increase was primarily due to the impact of a change in net merchant processing from cash used by operating activities of $2.4 million in the three months ending August 31, 2002 to cash provided by operating activities of $5.6 million in the three months ending August 31, 2003. This change is attributed to the transfer of $36 million from our settlement process in Canada to our U.S. cash account in anticipation of the DolEx transaction closing. This cross-border cash transfer reduced the amount of our cash which we utilized in the Canadian merchant processing cycle. This cash previously minimized our borrowings on the CIBC credit facility. The increase in cash from operating activities was also due to changes in the timing of accounts payable and improved collections in net accounts receivable.

Net cash used in investing activities decreased $2.3 million to $3.1 million for the three months ending August 31, 2003 from $5.4 million for the comparable period in the prior year due to a decrease in capital spending. In fiscal 2004, we expect approximately $15 million to $20 million in total capital spending, primarily related to continued office consolidations, systems infrastructure, acquisition of Canadian merchant terminals and product development.

Net cash provided by financing activities increased $37.6 million to $21.5 million for the three months ending August 31, 2003 from $16.1 million net cash used in financing activities for the comparable period in the prior year. This increase was primarily due to our net borrowings on our line of credit restricted for merchant funding on the CIBC credit facility. This reflects the net borrowings required to provide Canadian VISA merchants with same-day value, which is standard industry practice in Canada. This borrowing is included in our net merchant processing receivable line item. Also in fiscal 2002, we partially repaid our operating line of credit. We have not had additional borrowings on our operating line of credit in fiscal 2003 or through the first quarter of fiscal 2004.

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

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our cash flow strategy has remained unchanged and is to first pay off debt arising from the timing of working capital needs, second to continue to make capital investments in our business and third, to pursue accretive acquisitions.

Credit Facilities

We have a commitment for a $125 million revolving line of credit. It was initially used to fund the cash due to National Data Corporation, now known as NDCHealth Corporation or NDC, to reflect our share of debt incurred by NDC prior to our spin-off to establish our initial capitalization. This line of credit is also available to meet working capital needs and to finance acquisitions. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The facility has a three-year term, expiring in January 2004. The full amount outstanding is due upon demand and, therefore, we classify any amount outstanding as a current liability. As of August 31, 2003 and May 31, 2003, there were no amounts outstanding on this credit facility.

On October 1, 2001, we obtained a commitment for a $25 million revolving credit facility to finance working capital needs and other general corporate purposes. This line has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The credit facility originally had a sixteen-month term, expiring in January 2003. Prior to its expiration, we executed an amendment with the lender to extend the term of this facility for an additional twelve month period through January 2004. As of August 31, 2003 and May 31, 2003, there were no amounts outstanding on this credit facility.

We also have a credit facility from CIBC that provides a line of credit up to $175 million (Canadian), approximately $126 million (U.S.), with an additional overdraft facility available to cover larger advances during periods of peak usage of credit cards. This line has a variable interest rate based on market rates and it contains certain financial and non-financial covenants and events of default customary for financings of this nature. This line of credit is secured by a first priority security interest in our accounts receivable from VISA Canada/International, and has been guaranteed by our subsidiaries. This guarantee is subordinate to our primary credit facility. On December 10, 2002, we executed a third amendment to this credit facility which extended the term of the facility for an additional 364 days through December 9, 2003 and provided for the incurrence of interest costs in connection with offering merchants “same day value” for their deposits. Same day value, which has been an accepted industry practice in Canada for more than ten years, is the practice of giving merchants same day value for their sales transactions, even though their deposits are made at a later date. Essentially, the merchant’s deposits are backdated to the date of the applicable sales transaction. Under the terms of the credit agreement prior to the execution of the third amendment, CIBC credited the merchants’ deposit account for their sales transactions on the day of the transaction and we reimbursed CIBC when we received the corresponding funding from the card association. At August 31, 2003 and May 31, 2003, there was $79.1 million and $46.3 million (Canadian), or approximately $57.1 million and $33.9 million (U.S.), respectively, outstanding on this credit facility. These amounts are included as a component of the net merchant processing receivable on the balance sheet. The amount borrowed is restricted in use to pay merchants and will be received from the card associations on the following day.

We are currently under separate negotiations with our lenders to extend the terms of our credit facilities and expect to complete this process prior to the facility expiration dates noted above.

Forward-Looking Results of Operations

During fiscal 2004, we intend to continue to focus on growing our domestic and Canadian presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model. Consistent with this strategy, our expectation for our full fiscal 2004 year revenue is $542 million to $562 million, or 5% to 9% growth, compared to $516 million in fiscal 2003. We expect net interest and other expense to approximate fiscal 2003 levels in fiscal 2004 and minority interest will grow in fiscal 2004 at rates consistent with our overall earnings growth. Our expectation for fiscal 2004 diluted earnings per share is $1.57 to $1.64 or 10% to 15% growth, compared to diluted earnings per share of $1.43 in fiscal 2003, excluding the impact of restructuring charges in both periods. The earnings per share target reflects our expectation of achieving operating margin of 19% to 19.5% in fiscal 2004, excluding the impact of restructuring charges. The forward-looking statements in this Management Discussion and Analysis does not reflect the impact of restructuring charges, potential acquisitions and the impact of the previously announced LAMS acquisition. We intend to provide revised guidance after the closing of the LAMS acquisition.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. These factors include, but are not limited to, the following:

•	The conviction of our former independent auditors, Arthur Andersen LLP, on federal obstruction of justice charges may adversely affect Arthur Andersen LLP’s ability to satisfy any claims arising from the provision of auditing services to us and may impede our access to the capital markets.

•	As a result of CIBC’s ownership of more than 25% of our common stock, certain banking regulations limit the types of business in which we can engage.

•	With the acquisition of CIBC’s merchant acquiring business and National Bank’s merchant acquiring business, we are exposed to foreign currency risks. We are also subject to risks from our variable rate credit facility with CIBC that could reduce our earnings and significantly increase our cost of capital.

•	In order for us to continue to grow and increase our profitability, we must continue to expand our share of the existing electronic payments market and also expand into new markets.

•	In order to remain competitive and continue to increase our revenues, we must continually update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

•	Some of our competitors are larger and have greater financial and operational resources than we do which may give them an advantage in our market in terms of the price offered to customers or the ability to develop new technologies.

•	We are dependent on NDC for the provision of critical telecommunications services, network systems and other related services for the operation of our business, and the failure of NDC to provide those services in a satisfactory manner could affect our relationships with customers and our financial performance.

•	Reduced levels of consumer spending can adversely affect our revenues.

•	Loss of strategic industries could reduce revenues and earnings.

•	Security breaches or system failures could harm our reputation and adversely affect future profits.

•	Continued consolidation in the banking and retail industries could adversely affect our growth.

•	We are subject to the business cycles and credit risk of our merchant customers.

•	Utility and system interruptions or processing errors could adversely affect our operations.

•	Our revenues from the sale of VISA and MasterCard processing services are dependent upon our continued VISA and MasterCard certification and financial institution sponsorship.

•	Increases in credit card association fees may result in the loss of customers or a reduction in our profit margin.

•	Loss of key Independent Sales Organizations, or ISOs, or a reduction in the number of new merchants signed by ISOs per quarter compared to historical levels, could reduce our revenue growth.

•	If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

•	The credit risk of our direct merchant customers could adversely affect our revenues.

•	We may become subject to additional U.S. state taxes that cannot be passed through to our merchant customers, in which case our profitability could be adversely affected.

•	Anti-takeover provisions of our articles of incorporation and bylaws, our rights agreement and provisions of Georgia law could delay or prevent a change of control that you may favor.

•	We may not be able or we may decide not to pay dividends at a level anticipated by shareholders on our common stock, which could reduce your return on shares you hold.

For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to our Annual Report on Form 10-K for the year ended May 31, 2003, as well as those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission, and those set forth from time to time in our analyst calls and discussions. These cautionary statements qualify all of our forward-looking statements and you are cautioned not to place undue reliance on these forward-looking statements.

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

New York Stock Exchange Offices

20 Broad Street

New York, NY 10005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes related to our exposure to changes in interest rates and/or foreign currency rates from the information reported in our Form 10-K for the fiscal year ended May 31, 2003.

Item 4. Controls and Procedures

We concluded an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended August 31, 2003. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of the quarterly period ended August 31, 2003, information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, in a manner that allows timely decisions regarding required disclosure.

There were no significant changes in our internal controls that could significantly affect these controls during the first quarter of fiscal 2004.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company’s financial position, liquidity or results of operations. For additional information, refer to Note 4 of the “Notes to Unaudited Consolidated Financial Statements—Commitments and Contingencies.”

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1	Fourth Amended and Restated By-laws of Global Payments Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On July 17, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 7 and Item 12 on Form 8-K, the Company’s results for the fourth quarter and fiscal year ended May 31, 2003.

On August 12, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 5 and Item 7 on Form 8-K, an Agreement and Plan of Merger with Latin America Money Services, LLC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: October 10, 2003	By: /s/ James G. Kelly
James G. Kelly Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)