Form 10-Q
period 2003-11-30
GLOBAL PAYMENTS INC
filed 2004-01-14
CIK 1123360

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

The number of shares of the issuer’s common stock, no par value outstanding as of January 6, 2004 was 37,688,014.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended November 30, 2003

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Three Months Ended November 30,
	2003	2002
Revenues	$148,447	$129,461

Operating expenses:
Cost of service	67,274	64,395
Sales, general and administrative	51,947	41,311
Restructuring	3,123	—

	122,344	105,706

Operating income	26,103	23,755

Other income (expense):
Interest and other income	429	243
Interest and other expense	(1,059)	(1,199)
Minority interest in earnings	(1,716)	(1,101)

	(2,346)	(2,057)

Income before income taxes	23,757	21,698
Provision for income taxes	8,885	8,116

Net income	$14,872	$13,582

Basic earnings per share	$0.40	$0.37

Diluted earnings per share	$0.38	$0.36

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Six Months Ended November 30,
	2003	2002
Revenues	$284,911	$257,189

Operating expenses:
Cost of service	129,436	131,281
Sales, general and administrative	97,488	76,836
Restructuring	4,703	—

	231,627	208,117

Operating income	53,284	49,072

Other income (expense):
Interest and other income	753	513
Interest and other expense	(1,635)	(2,207)
Minority interest in earnings	(3,366)	(2,337)

	(4,248)	(4,031)

Income before income taxes	49,036	45,041
Provision for income taxes	18,339	16,846

Net income	$30,697	$28,195

Basic earnings per share	$0.82	$0.76

Diluted earnings per share	$0.80	$0.75

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

GLOBAL PAYMENTS INC.

(In thousands, except share data)

	November 30, 2003	May 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,753	$38,010
Accounts receivable, net of allowance for doubtful accounts of $710 and $733, respectively	45,386	44,929
Claims receivable, net of allowance for losses of $4,098 and $3,193, respectively	651	608
Settlement processing receivable, net	—	34,170
Inventory	1,380	1,348
Deferred income taxes	4,735	5,096
Prepaid expenses and other current assets	11,666	4,042

Total current assets	143,571	128,203

Property and equipment, net	62,681	51,785
Goodwill, net	310,247	161,216
Other intangible assets, net	182,215	137,898
Other	12,724	5,132

Total assets	$711,438	$484,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	114,229	—
Settlement processing payable, net	32,210	—
Obligations under capital leases	1,132	1,456
Accounts payable and accrued liabilities	72,135	58,781
Income taxes payable	6,720	2,624

Total current liabilities	226,426	62,861

Obligations under capital leases, net of current portion	2,671	3,251
Deferred income taxes	40,732	19,344
Other long-term liabilities	9,433	9,111

Total liabilities	279,262	94,567

Commitments and contingencies (See Note 5)
Minority interest in equity of subsidiaries	22,316	23,241
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 37,650,927 and 37,132,054 shares issued and outstanding at November 30, 2003 and May 31, 2003, respectively	—	—
Paid-in capital	301,462	286,786
Retained earnings	95,286	67,582
Deferred compensation	(5,025)	(965)
Accumulated other comprehensive loss	18,137	13,023

Total shareholders’ equity	409,860	366,426

Total liabilities and shareholders’ equity	$711,438	$484,234

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

GLOBAL PAYMENTS INC.

(In thousands)

	Six Months Ended November 30,
	2003	2002
Cash flows from operating activities:
Net income	$30,697	$28,195
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring	387	—
Depreciation and amortization	9,653	10,106
Amortization of acquired intangibles	5,868	5,766
Provision for operating losses and bad debts	2,909	4,849
Minority interest in earnings	3,366	2,337
Other, net	910	951
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	267	1,375
Settlement processing, net	311	(12,779)
Inventory	85	313
Prepaid expenses and other assets	(9,896)	(1,943)
Accounts payable and accrued liabilities	6,946	7,772
Income taxes payable	3,472	7,083

Net cash provided by operating activities	54,975	54,025

Cash flows from investing activities:
Capital expenditures	(9,668)	(9,809)
Business development, net of acquired cash	(61,460)	(968)

Net cash used in investing activities	(71,128)	(10,777)

Cash flows from financing activities:
Net payments on line of credit	—	(22,000)
Net borrowings on line of credit restricted for merchant funding	61,203	—
Principal payments under capital lease arrangements	(904)	(1,326)
Stock issued under employee stock plans	2,179	2,250
Dividends paid	(2,993)	(2,952)
Distributions to minority interests	(4,291)	(3,376)

Net cash provided by (used in) financing activities	55,194	(27,404)

Effect of exchange rate changes on cash	2,702	(58)

Increase in cash and cash equivalents	41,743	15,786
Cash and cash equivalents, beginning of period	38,010	19,194

Cash and cash equivalents, end of period	$79,753	$34,980

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

NOVEMBER 30, 2003

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation—Global Payments Inc. (“Global Payments” or the “Company”) is an integrated provider of high volume electronic transaction processing and value-added end-to-end information services and systems to merchants, multinational corporations, financial institutions, and government agencies. The Company also provides consumer-to-consumer electronic money transfer services through its recent acquisition of Latin America Money Services and its primary operating subsidiary, DolEx Dollar Express, Inc., as further described in Note 3. These services are marketed to customers within the merchant services and the money transfer businesses through various sales channels.

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

The Company has prepared the unaudited consolidated financial statements included herein, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate and the information presented is not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2003. In the opinion of management, the information furnished reflects adjustments of a normal and recurring nature and includes those adjustments necessary for a fair presentation of the financial information for the interim periods reported.

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

Revenue—Card information and transaction processing services revenue are primarily based on a percentage of transaction value or on a specified amount per transaction. This revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card associations, which are not controlled by the Company.

Check guarantee services include the process of electronically verifying the check being presented to the Company’s merchant customer through an extensive database. The Company generally guarantees the face value of the verified and guaranteed check to the merchant customer. If a verified and guaranteed check is dishonored, the Company reimburses the merchant for the check’s guaranteed value and pursues collection from the delinquent checkwriter. The Company has the right to collect the full amount of the check from the checkwriter but has historically recovered approximately 50% to 55% of the guaranteed, dishonored checks’ face value. The Company establishes a claims receivable from the delinquent checkwriter for the full amount of the guaranteed check and a valuation allowance for this activity based on historical and projected loss experience. See Reserve for Operating Losses below.

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

Consumer-to-consumer money transfer revenue is earned on fees charged to customers based on the nature and amount of the transaction performed on the customers’ behalf and is recognized at the time of sale. The Company also earns consumer-to-consumer money transfer revenue on the difference between the retail exchange rate quoted at the time when the money transfer transaction is requested and the wholesale exchange rate at the time when the currency is purchased. This revenue is recognized when the money transfer transaction is completed or settled.

Settlement processing receivable/payable—The settlement processing receivable/payable results from timing differences in the Company’s settlement process for direct merchants and changes in a line of credit that is available only to pay merchants. These timing differences are primarily due to the fluctuations in volume and timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks. This balance also reflects amounts payable to beneficiaries through the Company’s money transfer offering that have not been claimed at a settlement location as of the balance sheet date.

Reserve for operating losses—The Company processes credit card transactions for direct merchants. The Company’s direct merchant customers are liable for any charges properly reversed by a cardholder and for any sales credits issued to a cardholder. In the event, however, that the Company is not able to collect such amount from a merchant due to merchant fraud, insolvency, bankruptcy or any other reason, the Company may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain direct merchants to minimize any such contingent liability. The Company also utilizes a number of systems and procedures to manage merchant risk.

The Company recognizes revenue for its direct merchants primarily based on a percentage of the gross amount charged but has a potential liability for the full amount of the charge. The Company establishes valuation allowances for operational losses based primarily on historical experience and specific identification of known exposures. Economic downturns or increases in merchant fraud may result in significant increases in credit related losses. As of November 30, 2003 and May 31, 2003, $6.4 million and $5.4 million, respectively, were reserved for losses associated with the Company’s direct merchant card processing operations. The expense associated with the valuation allowance is included in cost of service in the accompanying unaudited consolidated statements of income.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes a valuation allowance for this activity based on historical and volume-based projected loss experiences. As of November 30, 2003 and May 31, 2003, the Company had a check guarantee reserve of $4.1 million and $3.2 million, respectively. The expense associated with the valuation allowance is included in cost of service in the accompanying unaudited consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance.

Goodwill and Other Intangibles Assets—On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment at least annually by applying a fair value-based test. Global Payments adopted SFAS No. 142 in the first quarter of fiscal 2002. In accordance with this standard, the Company discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life.

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

Other intangible assets primarily represent customer lists, merchant contracts and a trademark associated with acquisitions. Customer lists and merchant contracts are amortized using the straight-line method over their estimated useful lives of 10 to 30 years. The useful lives for customer lists/merchant contracts are determined based primarily on information concerning start/stop dates and yearly attrition. The trademark has been determined to have an indefinite life and has not been amortized. The Company evaluated the remaining useful lives for other intangible assets as of June 1, 2003 and determined them to be appropriate.

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

During the second quarter of fiscal 2004, the Company completed an acquisition, as described further in Note 3. Concurrent with this acquisition, the Company changed the name of its “funds transfer” service offerings to “money transfer.” The Company’s service offering revenues from external customers are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
	(in thousands)
Merchant services	$141,611	$126,466	$275,164	$251,068
Money transfer	6,836	2,995	9,747	6,121

	$148,447	$129,461	$284,911	$257,189

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders is the same as net income reported for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period including the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are generally assumed to have a dilutive effect on earning per share.

The following tables set forth the computation of basic and diluted earnings per share for the three and six months ended November 30, 2003 and 2002:

	Three Months Ended November 30,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$14,872	37,466	$0.40	$13,582	36,912	$0.37
Dilutive effect of stock options	—	1,395	(0.02)	—	727	(0.01)

Diluted EPS:
Net income available to common shareholders	$14,872	38,861	$0.38	$13,582	37,639	$0.36

	Six Months Ended November 30,
	2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$30,697	37,304	$0.82	$28,195	36,875	$0.76
Dilutive effect of stock options	—	1,281	(0.02)	—	832	(0.01)

Diluted EPS:
Net income available to common shareholders	$30,697	38,585	$0.80	$28,195	37,707	$0.75

The dilutive share base for the three months ended November 30, 2002 excludes incremental shares of 0.9 million related to employee stock options. For the six months ended November 30, 2003 and 2002, the dilutive share base excludes incremental shares related to employee stock options of 0.3 million and 0.8 million, respectively. These shares were excluded due to their anti-dilutive effect as a result of their option exercise prices being greater than the market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

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

At November 30, 2003, the Company has three stock-based compensation plans. These include the Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan (“2000 Plan”), the 2000 Non-Employee Director Stock Option Plan and the 2000 Employee Stock Purchase Plan.

The Company accounts for options issued as stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For options issued as stock-based compensation, no cost is reflected in net income, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Performance shares granted as restricted stock under the 2000 Plan are recorded as deferred compensation, a reduction of shareholders’ equity, based on the quoted fair market value of the Company’s common stock at the award date. Compensation expense on restricted stock is recognized ratably during the vesting period of the award. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation.

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
	(in thousands, except for share data)
Net income:
As reported	$14,872	$13,582	$30,697	$28,195
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,005)	(848)	(1,859)	(1,718)

Pro forma net income	$13,867	$12,734	$28,838	$26,477

Basic earnings per share
As reported	$0.40	$0.37	$0.82	$0.76
Pro forma	$0.37	$0.35	$0.77	$0.72
Diluted earnings per share:
As reported	$0.38	$0.36	$0.80	$0.75
Pro forma	$0.36	$0.34	$0.75	$0.71

NOTE 2—COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended November 30, 2003 and 2002 are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
	(in thousands)
Net income	$14,872	$13,582	$30,697	$28,195
Foreign currency translation	3,903	57	3,201	(39)

Total comprehensive income	$18,775	$13,639	$33,898	$28,156

NOTE 3—BUSINESS ACQUISITION

On November 12, 2003, Global Payments completed the acquisition of Latin America Money Services, LLC (“LAMS”), a Delaware limited liability company which owned a majority of the outstanding equity interests in DolEx Dollar Express, Inc. (“DolEx”), a Texas corporation, and all but one share of the outstanding equity interests in DolEx Envios, S.A. de C.V. (“DolEx Envios”), a Mexican subsidiary of DolEx. The transaction was structured as a merger of GP Ventures (Texas), Inc., a Delaware corporation and wholly-owned subsidiary of Global Payments, into LAMS, with LAMS remaining as the surviving entity in the merger. Global Payments also acquired the remaining equity interests in DolEx that were not already owned by LAMS.

As a result of the transaction, LAMS, a holding company, is a wholly-owned subsidiary of Global Payments. DolEx, the operating company, is a wholly-owned subsidiary of LAMS and DolEx Envios is a majority-owned subsidiary of DolEx because one share of DolEx Envios is owned by GP Finance, Inc., a wholly-owned subsidiary of Global Payments. The Company frequently refers to this transaction as the DolEx acquisition, since DolEx is the primary operating company within the LAMS group.

Under the terms of the merger and related agreements, the Company gave consideration of $192 million for LAMS, DolEx and DolEx Envios through a combination of $61 million in cash, net of cash acquired of $9 million, the issuance of $114 million in promissory notes payable to the order of the sellers, and the issuance of common stock with an approximate fair value of $8 million. As of November 30, 2003, Global Payments had $114 million outstanding in notes payable relating to this transaction. On December 1, 2003, the Company repaid these notes in full using its new credit facility (See Note 5).

The Company may be required to make further contingent payments for the DolEx acquisition primarily based on DolEx attaining certain performance levels for calendar year 2003.

The acquisition has been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of the acquisition. The operating results are included in the Company’s Unaudited Consolidated Statements of Income from the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. As a result of the outstanding contingent payment, final purchase price adjustments pursuant the merger agreement and the Company’s review of supporting details for certain opening balance sheet items, the allocation of the purchase price is subject to refinement.

LAMS Merger
(in thousands)
Current assets	$13,637
Other long-term assets	1,988
Property and equipment, net	12,241
Customer base	4,749
Trademark	42,944
Goodwill	146,320

Total assets acquired	221,879
Current liabilities	(9,406)
Long-term liabilities	(19,591)

Net assets acquired	$192,882

The customer base intangible asset was determined to have a useful life of three years. The trademark and goodwill are not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

The Company has not included interim pro forma information in these financial statements due the timing of the close of the acquisition and the lack of available information. The Company will include the interim pro forma information with the financial statements for the period ended February 29, 2004.

NOTE 4—RESTRUCTURING

Fiscal 2003 Restructuring Activities

During the fourth quarter of fiscal 2003, the Company, consistent with its strategy to leverage infrastructure and consolidate operations, committed to a plan to close three locations and consolidate these and other functions into existing locations. The plan requires associated management and staff reductions, contract termination and other facility closure costs. The Company started executing the plan in April 2003 and expects to be completed by the fourth quarter of fiscal 2004. The Company incurred restructuring charges associated with these activities in the fourth quarter of fiscal 2003 and the first and second quarters of fiscal 2004 as follows:

	Total Expected Charge	Charges Incurred in Prior Periods	Charges Incurred in Second Quarter Fiscal 2004	Cumulative Charges Incurred as of November 30, 2003
	(in thousands)
One-time employee termination benefits	$4,400	$3,193	$738	$3,931
Contract termination costs	3,200	40	2,491	2,531
Other associated costs	600	4	420	424

Subtotal	$8,200	$3,237	3,649	$6,886

Reversal pertaining to the 2002 restructuring activities (see below)			(526)

Total			$3,123

The charges incurred for the three and six months ended November 30, 2003 are reflected in the accompanying Unaudited Consolidated Statement of Income under the caption “Restructuring.”

As of November 30, 2003, $4.8 million of the fiscal 2003 restructuring activities remains accrued as a current liability. The following is a reconciliation of the accrual associated with these activities.

	Liability Balance as of May 31, 2003	Costs Incurred During Fiscal 2004	Costs Paid During Fiscal 2004	Liability Balance as of November 30, 2003
	(in thousands)
One-time employee termination benefits	$1,657	$2,274	$1,609	$2,322
Contract termination costs	—	2,531	96	2,435
Other associated costs	—	424	424	—

Total	$1,657	$5,229	$2,129	$4,757

Fiscal 2002 Restructuring Activities

During the fourth quarter of fiscal 2002 the Company completed plans for the closing of four locations including associated management and staff reductions. Total charges of approximately $11.0 million for the year ended May 31, 2002 were categorized as follows:

	Total	Cash	Non-cash
	(in thousands)
Closed or planned closings of facilities	$1,512	$910	$602
Severance and related costs	6,715	5,884	831
Other costs	2,766	—	2,766

Totals	$10,993	$6,794	$4,199

The charges related to facilities representing locations that were either already closed or had management approved plans to be closed within twelve months of incurring the charges. These charges included future minimum lease and operating payments, commencing on the planned exit timing, for all noncancelable leases under remaining terms of the locations identified, net of current and estimated future sublease income. The charges also included facility exit costs and an estimate of the net book value of leasehold improvements and furniture and fixtures that will not be realizable when the facilities are vacated. Normal lease payments, operating costs and depreciation continued to be charged to operating expenses prior to actually vacating the specific facilities.

The severance and related costs arose from the Company’s actions to reduce personnel in areas of redundant operations and activities. These operations related to the facility consolidation and integration of acquisitions. The charges reflect specifically identified employees whose employment will be terminated and were informed by the time the charges were incurred. The non-cash costs associated with the severance and related costs reflected compensation expense due to the acceleration of the vesting of certain stock options for those employees that were terminated and had options outstanding.

The other costs incurred in the year ended May 31, 2002 related to the book value of certain current assets that were deemed to be unrecoverable after the purchase of MasterCard’s remaining minority interest in Global Payment Systems, LLC.

The cash items were accrued at the time the charges were incurred. The reversals during the three months ended November 30, 2003 were due to changes in estimates described above. As of November 30, 2003, $0.7 million of the cash portion of the restructuring charges from fiscal 2002 remains accrued as a current liability in the accrued liabilities section of the balance sheets as follows:

	Original Total	Payments to Date	Reversals	Remaining Liability
	(in thousands)
Closed or planned closings of facilities	$910	$638	$(270)	$2
Severance and related costs	5,884	4,918	(256)	710

Totals	$6,794	$5,556	$(526)	$712

NOTE 5—COMMITMENTS AND CONTINGENCIES

On November 25, 2003, the Company entered into a three-year, $350 million revolving credit facility agreement with a syndicate of U.S. banks. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The facility expires in November 2006 and has a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the facility size can be expanded to $500 million by requesting additional commitments from existing or new lenders. This agreement replaces the Company’s prior credit facilities with U.S. banks, which had an aggregate capacity of $150 million. As of November 30, 2003 and May 31, 2003, there were no amounts outstanding on our U.S. credit facilities. On December 1, 2003, the Company borrowed from the new U.S. credit facility in order to pay off the $114 million note payable relating to the DolEx acquisition.

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

In the event that Air Canada’s restructuring is not successful and it is liquidated, there will likely be limited assets available from which to pay creditor claims. If the restructuring is not successful and any of Air Canada’s liability for deferred ticket sales is unfunded and such charges are properly reversed by VISA and MasterCard cardholders, the Company may be liable for such reversed charges under the chargeback rules of these card associations. The Company maintains a reserve for such reversed charges, but has not made any specific adjustment to that allowance as a result of the Air Canada situation, as described under Reserve for operating losses in Note 1 in the Notes to Unaudited Consolidated Financial Statements. According to the Seventeenth Report of the Monitor dated December 16, 2003, deferred ticket revenues for Air Canada as of October 31, 2003, representing advance ticket sales collected, were approximately $510 million (Canadian), or $388 million (U.S.), based on then existing exchange rates. In conjunction with the acquisition of the merchant acquiring business of CIBC in March 2001, CIBC agreed to reimburse Global Payments by the amount, if any, that Air Canada’s VISA chargebacks and credit losses for any 12-month period exceeds twice the level of VISA chargebacks and credit losses experienced during the one-year period ended October 31, 1999. This reimbursement obligation is scheduled to expire on March 20, 2004. According to an affidavit of an Air Canada officer, 80% of Air Canada customers elect to pay using credit cards and, of those credit card users, 29.3% use VISA cards and 8.4% use MasterCard cards. Therefore, based on the information contained in that affidavit, the information contained in Seventeenth Report of the Monitor, and taking into consideration CIBC’s reimbursement obligations for Air Canada’s VISA chargebacks and credit losses, the Company estimates that its maximum potential chargeback liability exposure relative to Air Canada as of October 31, 2003 is $34-$43 million (Canadian), or $26-$33 million (U.S.), based on then existing exchange rates. The Company does not expect these amounts to be materially different as of November 30, 2003.

Management of the Company is continuing to closely monitor Air Canada’s restructuring. Based on information currently available, which primarily consists of publicly available information, management believes a material loss is unlikely as long as Air Canada continues to honor all airline tickets in the ordinary course of business.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the six months ended November 30, 2003 and 2002 are as follows:

	Six Months Ended November 30,
	2003	2002
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$14,872	$9,643
Interest paid	726	1,175
Supplemental non-cash investing and financing activities:
Common stock issued in consideration for acquisition (223,289 shares)	7,561	—
Notes payable issued in consideration for acquisition	114,229	—

NOTE 7—SUBSEQUENT EVENT

On December 19, 2003, the Company announced an agreement to acquire 52.6% of the outstanding shares of MUZO, a.s. from Komercní banka, a.s., or KB, for $34.7 million in cash.

Prior to the execution of the agreement, KB, a key MUZO customer has agreed to extend its payment services contracts for a three-year period. This transaction is subject to customary regulatory approvals and closing conditions and is expected to be completed during the first calendar quarter of 2004. After the closing of this transaction and pursuant to Czech law relating to change of majority share ownership, PGT Capital, s.r.o, a wholly owned indirect subsidiary of the Company, will commence a public tender offer for the remaining shares of MUZO.

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

General

We are a leading electronic transaction processor in North America providing a wide range of end-to-end solutions to merchants, corporations, financial institutions and government agencies, and consumer-to-consumer electronic money transfer services. Our products and services are marketed through a variety of distinct sales channels that include a large, dedicated direct sales force, retail outlets, independent sales organizations, or ISOs, independent sales representatives, an internal telesales group, trade associations, alliance bank relationships and financial institutions. We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and money transfer offerings.

Business Development

On December 19, 2003, we announced our agreement to acquire 52.6% of the outstanding shares of MUZO, a.s. from Komercní banka, a.s., or KB, for $34.7 million in cash.

MUZO is one of the largest indirect payment processors in the Czech Republic and it processed approximately 62 million ATM transactions and 33 million point of sale, or POS, transactions during calendar 2002. As of June 30, 2003, MUZO had approximately 1,200 ATMs and 19,000 merchant POS terminals connected to its authorization system. Additionally, MUZO had approximately 3.0 million active cards stored in its authorization system database as of June 30, 2003.

Based in Prague, MUZO employs approximately 240 employees and has served as an indirect processor for financial institutions since 1992. MUZO has a comprehensive package of payment services including credit and debit card transaction processing services, sales, installation and management of ATMs and POS devices, and card personalization.

Prior to the execution of the agreement, KB, a key MUZO customer, agreed to extend its payment services contracts for a three-year period. This transaction is subject to customary regulatory approvals and closing conditions and is expected to be completed during the first calendar quarter of 2004. After the closing of this transaction and pursuant to Czech law relating to change of majority share ownership, PGT Capital, s.r.o, a wholly owned indirect subsidiary of the Company, will commence a public tender offer for the remaining shares of MUZO.

On November 12, 2003, we completed the acquisition of Latin America Money Services, LLC, or LAMS, a Delaware limited liability company which owned a majority of the outstanding equity interests in DolEx, a Texas corporation, and all but one share of the outstanding equity interests in DolEx Envios, S.A. de C.V., or DolEx Envios, a Mexican subsidiary of DolEx. We also acquired the remaining equity interests in DolEx that were not already owned by LAMS from the DolEx Class B shareholders. We frequently refer to this transaction as the DolEx acquisition, since DolEx is the primary operating company within the LAMS group.

Founded in 1996, DolEx is a leading provider of consumer-to-consumer electronic money transfer services to the Latino community living in the U.S. and their Latin American beneficiaries abroad. DolEx provides services that allow customers to transfer money electronically through its network of retail branches in the U.S. to beneficiaries in Latin America. The business is based in Arlington, Texas, operates hundreds of branches across the U.S. in areas with large Latino populations, and has settlement arrangements with thousands of banks, exchange houses and retail locations in Latin America.

As there are no significant operational integration activities planned with DolEx, we intend to focus on a growth strategy. To that end, we expect to open approximately 15 to 20 new branches per quarter primarily in our under-penetrated existing regions, which would reflect annual location growth in the low teens from our existing base of more than 575 branches. We are also currently applying for money transfer licenses in New York and New Jersey and intend to expand into further states as soon as possible. To complement these internal initiatives, we are also pursuing a number of potential branch acquisition opportunities and are primarily focused on acquiring branches in strategic locations that also have meaningful customer bases. We are also working to expand our settlement reach throughout the Latin American market, which will provide our customers with an expanded network of settlement locations.

Components of Income Statement

We derive our revenues from three primary sources; charges based on volumes and fees for services, charges based on transaction quantity, and equipment sales, leases and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions.

Cost of service consists primarily of the cost of operational related personnel, including those who monitor our transaction processing systems and settlement; transaction processing systems, including third-party services such as the costs of settlement channels in consumer-to-consumer money transfer services; network telecommunications capability, depreciation and occupancy costs associated with the facilities performing these functions, and provisions for operating losses.

Sales, general and administrative expenses consist primarily of salaries, wages and related expenses paid to sales personnel, non-revenue producing customer support functions and administrative employees and management, commissions to independent contractors and ISOs, advertising costs, other selling expenses, and occupancy of leased space directly related to these functions.

Other income and expense primarily consists of minority interest in earnings, interest income and expense and other miscellaneous items of income and expense.

Results of Operations

In the second quarter ended November 30, 2003, revenue increased $19.0 million or 15% to $148.4 million from $129.5 million in the prior year’s comparable period. In the six months ended November 30, 2003, revenue increased $27.7 million or 11% to $284.9 million from $257.2 million in the prior year’s comparable period. This revenue growth is primarily attributed to increases in our direct merchant services offering. Our revenue growth in fiscal 2004 includes an additional $3.8 million in our money transfer service offering due to the inclusion of the results of the DolEx acquisition completed on November 12, 2003. This revenue growth was partially offset by continued declines in our indirect channel.

We have continued growth in our domestic direct merchant channel by continuing to sign mid-market merchants in various vertical markets to maintain our diversification. The increase in revenue reflects high-teen transaction growth in our domestic direct card merchant and ISO channels. Our domestic average dollar value of transaction, or average ticket, remained stable and we experienced a modest increase in our domestic average net revenue per transaction, or spread, both for the three and six months ended November 30, 2003 compared to the same periods in the prior year.

Our Canadian transactions for the three and six months ended November 30, 2003 grew in the mid-single digits compared to the same periods in the prior year, which we believe is generally consistent with industry growth in this market. Our Canadian transactions have been impacted by the recent removal from our portfolio of certain profit-neutral merchants in the travel industry, such as airlines, due to the relatively higher loss risk attributed to these businesses. Average ticket in Canada declined in the three and six months ended November 30, 2003 compared to the same period in the prior year. The declines in average ticket are primarily due to the recent mix of merchant signings, such as the addition of petroleum and grocery retailers. Compared to the prior year, spread remained relatively unchanged for the three-month and six-month periods ended November 30, 2003. The decline in Canadian revenue was offset by a stronger year-over-year Canadian currency exchange rate.

Cost of service increased by $2.9 million or 4% from $64.4 million in the three months ended November 30, 2002 to $67.3 million in the three months ended November 30, 2003. As a percentage of revenue, cost of service decreased to 45% in the three months ended November 30, 2003 from 50% in the prior year’s comparable period.

Cost of service decreased by $1.8 million or 1% from $131.2 million in the six months ended November 30, 2002 to $129.4 million in the six months ended November 30, 2003. As a percentage of revenue, cost of service decreased to 45% in the six months ended November 30, 2003 from 51% in the prior year’s comparable period.

This decrease in cost of service as a percentage of revenue is primarily due to the integration of our acquisitions and other cost reduction initiatives. The increase in the expense during the second quarter of fiscal 2004 is attributable to the DolEx acquisition.

Sales, general and administrative expenses increased $10.6 million or 26% to $51.9 million in the three months ended November 30, 2003 from $41.3 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 35% for the three months ended November 30, 2003 compared to 32% for the three months ended November 30, 2002.

Sales, general and administrative expenses increased $20.7 million or 27% to $97.5 million in the six months ended November 30, 2003 from $76.8 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 34% for the six months ended November 30, 2003 compared to 30% for the six months ended November 30, 2002.

The increase in sales, general and administrative expenses and the increase in such expenses as a percentage of revenue is due to growth in commission payments to ISOs as well as ongoing investments made in our direct sales channels and the DolEx acquisition.

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

We anticipate total costs and expenses associated with the plan to be approximately $8 million. One-time employee termination benefits will be approximately $4 million and the balance relates to contract termination and other related facility closure costs and expenses. The second quarter of fiscal 2004 included net restructuring charges of $3.1 million. See Note 4 in the “Notes to Unaudited Consolidated Financial Statements” for additional information.

Operating income increased $2.3 million or 10% to $26.1 million for the second quarter of fiscal 2004 compared to $23.8 million for the same period in fiscal 2003. This resulted in an operating margin of 18.3% for the three months ended November 30, 2002 and 17.6% for the three months ended November 30, 2003. This operating income and related margin reflects restructuring charges of $3.1 million or 2.1% of revenue.

Operating income increased $4.2 million or 9% to $53.3 million for the six months ended November 30, 2003 compared to $49.1 million in the prior year’s comparable period. This resulted in an operating margin of 19.1% for the six months ended November 30, 2002 and 18.7% for the six months ended November 30, 2003. This operating income and related margin reflects restructuring charges of $4.7 million or 1.7% of revenue in the six months ended November 30, 2003.

The changes in operating income and operating margins are primarily due to the revenue growth factors and benefits from acquisition integration and other cost factors described further above. These improvements are partially offset by the impact of restructuring charges.

Net income increased $1.3 million or 9% to $14.9 million in the three months ended November 30, 2003 from $13.6 million in the prior year’s comparable period, resulting in a $0.02 increase in diluted earnings per share to $0.38 in the three months ended November 30, 2003 from $0.36 in the prior year’s comparable period. This net income and diluted earnings per share reflects restructuring charges of $2.0 million, net of tax, or $0.05 diluted earnings per share, in the three months ended November 30, 2003.

Net income increased $2.5 million or 9% to $30.7 million in the six months ended November 30, 2003 from $28.2 million in the prior year’s comparable period, resulting in a $0.05 increase in diluted earnings per share to $0.80 in the six months ended November 30, 2003 from $0.75 in the prior year’s comparable period. This net income and diluted earnings per share reflects restructuring charges of $2.9 million, net of tax, or $0.07 diluted earnings per share, in the six months ended November 30, 2003.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At November 30, 2003, we had cash and cash equivalents totaling $79.8 million. Net cash provided by operating activities increased $0.9 million, or 2%, to $55.0 million for the six months ended November 30, 2003 from $54.0 million for the comparable period in the prior year. The increase in cash flow from operations was due to the increase in net income and the timing of settlement processing, offset by the change in prepaid expenses resulting from our prepayment to a major vendor in exchange for a discount.

Net cash used in investing activities increased $60.4 million to $71.1 million for the six months ended November 30, 2003 from $10.8 million for the comparable period in the prior year due to the cash paid for the DolEx acquisition. On November 12, 2003, we completed our DolEx acquisition at a purchase price of approximately $192 million, through a combination of $61 million in cash, net of acquired cash of $9 million and the issuance of $114 million in promissory notes payable to the sellers and the issuance of approximately 223,000 shares of our common stock with an approximate fair value of $8 million. On December 1, 2003, we repaid the notes in full using our U.S. credit facility.

Capital expenditures decreased $0.2 million from $9.8 million for the six months November 30, 2002 to $9.7 million for the comparable period in the current period. In fiscal 2004, we expect approximately $15 million to $20 million in total capital spending, primarily related to continue office consolidations, system infrastructure, acquisition of Canadian merchant terminals and product development.

Net cash provided by financing activities increased $82.6 million to $55.2 million for the six months ended November 30, 2003 from $27.4 million net cash used in financing activities for the comparable period in the prior year. This increase was primarily due to our net borrowings on our line of credit restricted for merchant funding on the CIBC credit facility. These borrowings increased primarily due to increased holiday spending and the timing of the quarter-end on a weekend. This reflects the net borrowings required to provide Canadian VISA merchants with same-day value, which is standard industry practice in Canada and is included in our net settlement processing payable line item. In fiscal 2002, we repaid our outstanding balance on our U.S. credit facility of $22 million.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of November 30, 2003, we do not have any material capital commitments, other than commitments under capital and operating leases or planned expansions. We may develop our own hardware and software facilities for the transaction processing, cash management, file transfer and related communications functions in an effort to improve productivity and reduce cost of services. If undertaken, this development would further increase our capital expenditures above historical levels. In December 2003, we entered into a lease commitment and a plan to relocate our headquarters location in Atlanta, Georgia. We expect to complete the relocation of all functions, except our data center, before the end of our 2004 fiscal year. We do not expect this relocation to have a significant impact on the results of operations and financial condition.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our cash flow strategy has remained unchanged and is to first pay off debt arising from the timing of working capital needs, second to continue to make capital investments in our business and third, to pursue acquisitions that meet our acquisition strategies.

Credit Facilities

On November 25, 2003, we entered into a three-year, $350 million revolving credit facility agreement with a syndicate of U.S. banks. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The facility expires in November 2006 and has a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the credit facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. This agreement replaces our prior credit facilities with U.S. banks, which had an aggregate capacity of $150 million. As of November 30, 2003 and May 31, 2003, there were no amounts outstanding on our U.S. credit facilities. On December 1, 2003, we borrowed from the new U.S. credit facility in order to pay off our $114 million note payable relating to the DolEx acquisition.

We also have a credit facility from CIBC that provides a line of credit up to $175 million (Canadian), approximately $135 million (U.S.) based on exchange rates existing on November 30, 2003, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit cards. This line has a variable interest rate based on market rates and it contains certain financial and non-financial covenants and events of default customary for financings of this nature. This credit facility is secured by a first priority security interest in our accounts receivable from VISA Canada/International, and has been guaranteed by our subsidiaries. This guarantee is subordinate to our U.S. credit facility. On December 10, 2002, we executed a third amendment to this credit facility which extended the term of the facility through December 9, 2003. CIBC has subsequently agreed to extend the term through February 27, 2004. We are currently negotiating with CIBC to further extend the term of the credit facility for a longer term.

The third amendment of the facility, executed in December 2002, provides for the incurrence of interest costs in connection with offering merchants “same day value” for their deposits. Same day value, which has been an accepted industry practice in Canada for more than ten years, is the practice of giving merchants same day value for their sales transactions, even though their deposits are made at a later date. Essentially, the merchant’s deposits are backdated to the date of the applicable sales transaction. Under the terms of the credit agreement prior to the execution of the third amendment, CIBC credited the merchants’ deposit account for their sales transactions on the day of the transaction and we reimbursed CIBC when we received the corresponding funding from the card association. At November 30, 2003 and May 31, 2003, there was $122.4 million and $46.3 million (Canadian), or approximately $94.4 million and $33.9 million (U.S.), respectively, outstanding on this credit facility, based on then existing exchange rates. These amounts are included as a component of the net settlement processing payable/receivable on our balance sheet. The amount borrowed is restricted in use to pay merchants and will be received from the card associations on the following day.

Forward-Looking Results of Operations

During fiscal 2004, we intend to continue to focus on growing our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model. We expect fiscal 2004 revenue of $588 million to $608 million, reflecting growth of 14% to 18%, compared to $516 million in fiscal 2003. In addition, we expect fiscal 2004 diluted earnings per share of $1.65 to $1.72, reflecting growth of 15% to 20% compared to diluted earnings per share of $1.43 in fiscal 2003, excluding the impact of restructuring charges in both periods. We are also anticipating an operating income margin of 18.8% to 19.3% for fiscal 2004. The forward-looking statements in this management discussion and analysis section do not reflect the impact of restructuring charges, the MUZO transaction or future acquisitions.

Special Cautionary Notice Regarding Forward-Looking Statements

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Investors are cautioned that some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements and are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties, are predictive in nature, and depend upon or refer to future events or conditions. You can sometimes identify forward-looking statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. These factors include, but are not limited to those set forth in Exhibit 99.1 to this report, those set forth elsewhere in this report, those set forth from time to time in our analyst calls and discussions and other filings made with the Securities and Exchange Commission. These cautionary statements qualify all of our forward-looking statements and you are cautioned not to place undue reliance on these forward-looking statements.

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

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission or the SEC. You may read and print materials that we have filed with the SEC from their website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Copies of our filings are also available by writing or calling us using the address or phone number on the cover of this Form 10-Q.

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

New York Stock Exchange Offices

20 Broad Street

New York, NY 10005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates on our cash investments and debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. Interest rates on our lines of credit are based on market rates and fluctuate accordingly. We mitigate any interest rate risk through the movement of funds between our domestic and foreign banks. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and believe the market risk arising from investment instruments and debt to be minimal.

Although the majority of our operations are transacted in U.S. dollars, some of our operations are transacted in currencies of Canada, Latin American countries, and to a lesser extent, the United Kingdom. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure and based on our sensitivity analysis calculated at year-end, we do not expect any material foreign exchange rate risk from changes in foreign currency exchange rates.

Item 4. Controls and Procedures

We concluded an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended November 30, 2003. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of the quarterly period ended November 30, 2003, information required to be disclosed in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, in a manner that allows timely decisions regarding required disclosure.

There have been no significant changes in our internal procedures that could significantly affect these controls during the second quarter of fiscal 2004.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company’s financial position, liquidity or results of operations. For additional information, refer to Note 5 of the “Notes to Unaudited Consolidated Financial Statements—Commitments and Contingencies.”

Item 4. Submission of Matters to a Vote of Security Holders

On October 22, 2003, we held our 2003 Annual Meeting of Shareholders at our offices in Atlanta, Georgia. At the annual meeting, the following matters were approved by the vote specified below:

1.	Raymond L. Killian was elected to serve as a Class I director until the 2004 Annual Meeting of Shareholders or until his respective successor has been duly elected and qualified. 34,134,554 shares of common stock were voted in favor of the election of Mr. Killian as a Class I director, and 344,830 shares were withheld from voting.

2.	Gerald J. Wilkins and Michael W. Trapp were elected to serve as Class II directors until the 2005 Annual Meeting of Shareholders. 33,985,080 shares were voted in favor of the election of Mr. Trapp as a Class II director, and 494,304 shares were withheld from voting, and 33,894,674 shares were voted in favor of the election of Mr. Wilkins as a Class II director and 584,710 shares were withheld from voting.

3.	Alex W. Hart, William I Jacobs, Gillian H. Denham and Alan M. Silberstein were elected to serve as Class III directors until the 2006 Annual Meeting of Shareholders. 34,134,593 shares were voted in favor of the election of Mr. Hart as a Class III director and 344,791 shares were withheld from voting; 33,898,049 shares were voted in favor of the election of Mr. Jacobs as a Class III director and 581,335 shares were withheld from voting; 24,349,093 shares were voted in favor of the election of Ms. Denham as a Class III director and 10,130,291 shares were withheld from voting; and 34,133,995 shares were voted in favor of the election of Mr. Silberstein as a Class III director and 345,389 shares were withheld from voting.

Each class of directors serves staggered three-year terms or until their respective earlier resignation, retirement, disqualification, death, or removal from office.

Effective at the conclusion of the 2003 Annual Meeting of Shareholders., Robert A. Yellowlees retired and Richard E. Venn and Gillian H. Denham resigned.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1	Credit agreement dated as of November 25, 2003, among Global Payments Inc., Bank One, N.A., and the lenders named therein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

(b)	Reports on Form 8-K.

On November 12, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 5 and Item 7 on Form 8-K, a press release the announcing the acquisition of Latin America Money Services, LLC and the update of the Company’s financial guidance for fiscal 2004.

On November 26, 2003, the Company filed a Current Report on Form 8-K to disclose, pursuant to Item 2 and Item 7 on Form 8-K, the completion of the acquisition of Latin America Money Services, LLC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: January 14, 2004	By: /s/ James G. Kelly
James G. Kelly
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)