Form 10-Q
period 2004-02-29
GLOBAL PAYMENTS INC
filed 2004-04-01
CIK 1123360

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-16111

GLOBAL PAYMENTS INC.

(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glenlake Parkway, North Tower, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 770-829-8234

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

The number of shares of the issuer’s common stock, no par value outstanding as of March 26, 2004 was 37,857,382.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended February 29, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Three Months Ended
	February 29, 2004	February 28, 2003
Revenues	$162,560	$124,573

Operating expenses:
Cost of service	71,773	62,682
Sales, general and administrative	60,355	40,108

	132,128	102,790

Operating income	30,432	21,783

Other income (expense):
Interest and other income	466	219
Interest and other expense	(2,337)	(1,172)
Minority interest in earnings	(2,198)	(1,505)

	(4,069)	(2,458)

Income before income taxes	26,363	19,325
Provision for income taxes	9,860	7,228

Net income	$16,503	$12,097

Basic earnings per share	$0.44	$0.33

Diluted earnings per share	$0.42	$0.32

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Nine Months Ended
	February 29, 2004	February 28, 2003
Revenues	$447,471	$381,762

Operating expenses:
Cost of service	201,209	193,963
Sales, general and administrative	157,842	116,945
Restructuring	4,703	—

	363,754	310,908

Operating income	83,717	70,854

Other income (expense):
Interest and other income	1,219	733
Interest and other expense	(3,972)	(3,380)
Minority interest in earnings	(5,564)	(3,842)

	(8,317)	(6,489)

Income before income taxes	75,400	64,365
Provision for income taxes	28,200	24,072

Net income	$47,200	$40,293

Basic earnings per share	$1.26	$1.09

Diluted earnings per share	$1.22	$1.07

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

GLOBAL PAYMENTS INC.

(In thousands, except share data)

	February 29, 2004	May 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,890	$38,010
Accounts receivable, net of allowance for doubtful accounts of $653 and $733, respectively	47,932	44,929
Claims receivable, net of allowance for losses of $3,409 and $3,193, respectively	631	608
Settlement processing receivable, net	79,637	68,070
Inventory	3,823	1,348
Deferred income taxes	4,735	5,096
Prepaid expenses and other current assets	11,138	4,042

Total current assets	233,786	162,103

Property and equipment, net	92,400	51,785
Goodwill, net	327,401	161,216
Other intangible assets, net	187,769	137,898
Other	10,519	5,132

Total assets	$851,875	$518,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$161,000	$—
Line of credit with related party	82,701	33,900
Obligations under capital leases	1,161	1,456
Accounts payable and accrued liabilities	72,458	58,781
Income taxes payable	6,862	2,624

Total current liabilities	324,182	96,761

Notes payable	11,994	—
Obligations under capital leases, net of current portion	2,370	3,251
Deferred income taxes	43,832	19,344
Other long-term liabilities	9,283	9,111

Total liabilities	391,661	128,467

Commitments and contingencies (See Note 5)
Minority interest in equity of subsidiaries	31,893	23,241
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 37,841,107 and 37,132,054 shares issued and outstanding at February 29, 2004 and May 31, 2003, respectively	—	—
Paid-in capital	304,136	286,786
Retained earnings	110,276	67,582
Deferred compensation	(4,370)	(965)
Accumulated other comprehensive income	18,279	13,023

Total shareholders’ equity	428,321	366,426

Total liabilities and shareholders’ equity	$851,875	$518,134

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

GLOBAL PAYMENTS INC.

(In thousands)

	Nine Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net income	$47,200	$40,293
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring	387	—
Depreciation and amortization	15,430	15,570
Amortization of acquired intangibles	9,671	8,656
Provision for operating losses and bad debts	4,376	6,486
Minority interest in earnings	5,564	3,842
Other, net	1,464	1,283
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	3,057	956
Settlement processing, net	(17,885)	(30,877)
Inventory	(857)	693
Prepaid expenses and other assets	(6,235)	(849)
Accounts payable and accrued liabilities	3,831	(6,534)
Income taxes payable	2,804	13,342

Net cash provided by operating activities	68,807	52,861

Cash flows from investing activities:
Capital expenditures	(15,042)	(12,707)
Business acquisitions, net of cash acquired	(94,965)	(1,153)

Net cash used in investing activities	(110,007)	(13,860)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	161,000	(22,000)
Net borrowings on line of credit with related party and restricted for merchant funding	48,801	—
Principal payments on notes payable issued in consideration of acquisition	(114,229)	—
Principal payments under long-term debt and capital lease arrangements	(1,465)	(1,991)
Stock issued under employee stock plans	4,670	3,468
Dividends paid	(4,506)	(4,433)
Distributions to minority interests	(6,674)	(5,340)

Net cash provided by (used in) financing activities	87,597	(30,296)

Effect of exchange rate changes on cash	1,483	1,469

Increase in cash and cash equivalents	47,880	10,174
Cash and cash equivalents, beginning of period	38,010	19,194

Cash and cash equivalents, end of period	$85,890	$29,368

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

FEBRUARY 29, 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation—Global Payments Inc. (“Global Payments” or the “Company”) is an integrated provider of high volume electronic transaction processing and value-added end-to-end information services and systems to merchants, multinational corporations, financial institutions, consumers and government agencies. These services are marketed through various sales channels to customers as two distinct service offerings: merchant services and money transfer.

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

The Company has prepared the unaudited consolidated financial statements included herein, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate and the information presented is not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2003. The prior year presentation of the line of credit with related party on the consolidated balance sheet has been changed to conform to the current year presentation. In the opinion of management, the information furnished reflects adjustments of a normal and recurring nature and includes those adjustments necessary for a fair presentation of the financial information for the interim periods reported.

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

Revenue—

Merchant Services Offering.

Card information and transaction processing services revenue are primarily based on a percentage of transaction value or on a specified amount per transaction. This revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card associations.

Check guarantee services include the process of electronically verifying the check being presented to the Company’s merchant customer through an extensive database. The Company generally guarantees the face value of the verified and guaranteed check to the merchant customer. If a verified and guaranteed check is dishonored, the Company reimburses the merchant for the check’s guaranteed value and pursues collection from the delinquent checkwriter. The Company has the right to collect the full amount of the check from the checkwriter but has historically recovered approximately 50% to 55% of the guaranteed, dishonored checks’ face value. The Company establishes a claims receivable from the delinquent checkwriter for the full amount of the guaranteed check and it establishes a valuation allowance for this activity based on historical and projected loss experience. See Reserve for operating losses below.

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

Terminal management products and services consist of electronic transaction processing terminal sales and rentals, terminal set-up, telephone training and technical support. Revenue associated with the terminal sale, set-up and telephone training is considered a single unit of accounting and is recognized when the set-up and telephone training is completed, and the merchant customer can begin processing transactions. Terminal rental revenues are recognized when the service is provided. Revenue associated with technical support is considered an independent earnings process and is recognized based on either a maintenance agreement, which is recognized on a straight-line basis over the maintenance contract term, or based on time and materials when the support is completed.

Money Transfer Offering.

Consumer-to-consumer money transfer revenue is earned on fees charged to customers based on the nature and amount of the transaction performed on the customers’ behalf and is recognized at the time of sale. The Company also earns consumer-to-consumer money transfer revenue on the difference between the retail exchange rate quoted at the time when the money transfer transaction is requested and the wholesale exchange rate at the time when the currency is purchased. This revenue is recognized when the money transfer transaction is processed through the settlement system and the funds are available to the beneficiary.

Settlement processing receivable, net—The settlement processing receivable results from timing differences in the Company’s settlement process for direct merchants. These timing differences are primarily due to the fluctuations in volume and timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks. This balance also reflects amounts payable to beneficiaries through the Company’s money transfer offering that have not been claimed at a settlement location as of the balance sheet date.

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

The Company recognizes revenue for its direct merchants primarily based on a percentage of the gross amount charged but has a potential liability for the full amount of the charge. The Company establishes valuation allowances for operational losses based primarily on historical experience and specific identification of known exposures. Economic downturns or increases in merchant fraud may result in significant increases in credit related losses. As of February 29, 2004 and May 31, 2003, $7.4 million and $5.4 million, respectively, were reserved for losses associated with the Company’s direct merchant card processing operations. The expense associated with the valuation allowance is included in cost of service in the accompanying unaudited consolidated statements of income.

The Company also has a check guarantee offering. Similar to the credit card transaction processing service for direct merchants, the Company charges its merchants a percentage of the face amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes a valuation allowance for this activity based on historical and volume-based projected loss experiences. As of February 29, 2004 and May 31, 2003, the Company had a check guarantee reserve of $3.4 million and $3.2 million, respectively. The expense associated with the valuation allowance is included in cost of service in the accompanying unaudited consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from our historical experience and our estimates used in calculating the valuation allowance.

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

Other intangible assets primarily represent customer-related intangible assets, such as customer lists and merchant contracts, and trademarks associated with acquisitions. Customer-related intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 30 years. The useful lives for customer-related intangible assets are determined based primarily on information concerning start/stop dates and yearly attrition. The trademarks were determined to have an indefinite life and are not being amortized. The Company evaluated the remaining useful lives for other intangible assets as of June 1, 2003 and determined them to be appropriate.

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

During the second quarter of fiscal 2004, the Company completed an acquisition of a consumer-to-consumer money transfer business, as described further in Note 3. Concurrent with this acquisition, the Company changed the name of its “funds transfer” service offering to “money transfer.” The Company’s service offering revenues from external customers are as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(in thousands)
Merchant services	$141,638	$121,819	$416,802	$372,887
Money transfer	20,922	2,754	30,669	8,875

	$162,560	$124,573	$447,471	$381,762

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

The following tables set forth the computation of basic and diluted earnings per share for the three and nine months ended February 29, 2004 and February 28, 2003:

	Three Months Ended
	February 29, 2004			February 28, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$16,503	37,725	$0.44	$12,097	36,993	$0.33
Dilutive effect of stock options and restricted stock awards	—	1,604	(0.02)	—	901	(0.01)

Diluted EPS:
Net income available to common shareholders	$16,503	39,329	$0.42	$12,097	37,894	$0.32

	Nine Months Ended
	February 29, 2004			February 28, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$47,200	37,444	$1.26	$40,293	36,914	$1.09
Dilutive effect of stock options and restricted stock awards	—	1,388	(0.04)	—	855	(0.02)

Diluted EPS:
Net income available to common shareholders	$47,200	38,832	$1.22	$40,293	37,769	$1.07

The dilutive share base for the three months ended February 28, 2003 excludes incremental shares of 0.7 million related to employee stock options. For the nine months ended February 29, 2004 and February 28, 2003, the dilutive share base excludes incremental shares related to employee stock options of 0.2 million and 0.7 million, respectively. These shares were excluded due to their anti-dilutive effect as a result of their option exercise prices being greater than the average market price of the common shares during the applicable periods. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

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

At February 29, 2004, the Company has three stock-based compensation plans. These include the Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan (“2000 Plan”), the 2000 Non-Employee Director Stock Option Plan and the 2000 Employee Stock Purchase Plan.

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

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(in thousands, except for share data)
Net income:
As reported	$16,503	$12,097	$47,200	$40,293
Amortization of restricted stock awards, net of tax effect	350	199	895	595

Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,468)	(1,071)	(3,872)	(3,185)

Pro forma net income	$15,385	$11,225	$44,223	$37,703

Basic earnings per share
As reported	$0.44	$0.33	$1.26	$1.09
Pro forma	$0.41	$0.31	$1.18	$1.03
Diluted earnings per share:
As reported	$0.42	$0.32	$1.22	$1.07
Pro forma	$0.39	$0.30	$1.13	$1.00

NOTE 2—COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended February 29, 2004 and February 28, 2003 are as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(in thousands)
Net income	$16,503	$12,097	$47,200	$40,293
Foreign currency translation Foreign currency translation	90	963	3,290	924

Total comprehensive income	$16,593	$13,060	$50,490	$41,217

NOTE 3—BUSINESS ACQUISITIONS

MUZO, a.s.

On February 18, 2004, the Company, through an indirect, wholly-owned subsidiary, acquired 52.6% of the outstanding voting shares of MUZO, a.s. (“MUZO”) from Komerční banka, a.s. (“KB”), for $34.7 million in cash. The Company believes that MUZO is the largest indirect payment processor in the Czech Republic holding a market share of approximately 50%.

Based in Prague, MUZO has served financial institutions since 1992 with a comprehensive package of payment services including credit and debit card transaction processing, sales, installation and servicing of ATM and POS terminals, as well as card issuing services (such as card database management and card personalization). MUZO has approximately 240 employees.

Pursuant to Czech law, Global Payments expects to announce a public tender offer by the end of April 2004 for the remaining shares of MUZO at approximately the same value per share that was paid to KB. The Company’s interest in MUZO was primarily based on a desire to establish a presence in the Czech Republic and the surrounding Central and Eastern European markets, which we believe will have superior growth potential. The key factors that contributed to the decision to acquire MUZO include historical and prospective financial statement analysis, terms of major customer contracts, market share, technological sophistication, quality of the management team and previous business development activity by other companies in the European market.

Latin America Money Services, LLC

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

Under the terms of the merger and related agreements, the Company gave consideration of approximately $193 million for LAMS, DolEx and DolEx Envios through a combination of $62 million in cash, net of cash acquired of $9 million, the issuance of $114 million in promissory notes payable to the order of the sellers, and the issuance of common stock with an approximate fair value of $8 million. On December 1, 2003, the Company repaid the promissory notes in full using its U.S. credit facility.

During the fourth quarter of fiscal 2004, the Company may be required to make further contingent payments for the DolEx acquisition primarily based on DolEx attaining certain performance levels for calendar year 2003.

Global Payments’ interest in DolEx was primarily based on a desire to establish a presence in the United States to Latin America money transfer market. The key factors that contributed to the decision to acquire DolEx include historical and prospective financial statement analysis, market share and level of competition from other money transmitters operating in the same funds flow corridor, technological sophistication, quality of management team, breadth of company-owned branch network and previous business development activity in the U.S. to Latin America money transfer market.

Purchase Price Allocations

The LAMS and MUZO acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of each respective acquisition. The operating results from each acquisition are included in the Company’s Unaudited Consolidated Statements of Income from the date of such acquisition.

The following table summarizes the preliminary purchase price allocations of the assets acquired and liabilities assumed at the date of acquisition.

	LAMS	MUZO
	(in thousands)
Current assets	$13,637	$8,765
Other long-term assets	1,988	11
Property and equipment, net	12,241	29,740
Customer-related intangible assets	4,749	10,520
Trademark	42,944	—
Goodwill	146,320	16,771

Total assets acquired	221,879	65,807
Current liabilities	(9,406)	(4,151)
Long-term liabilities	(19,591)	(17,181)
Minority interest in equity	—	(9,762)

Net assets acquired	$192,882	$34,713

The LAMS and MUZO customer-related intangible assets were determined to have useful lives of three and fifteen years, respectively. The goodwill is not subject to amortization and none of the amount assigned to goodwill is deductible for tax purposes.

Supplemental Pro Forma Information

The following unaudited pro forma summary presents information as if DolEx had been acquired at the beginning of the periods presented. The Company has not included interim pro forma information from MUZO financial statements due to the inter-period timing of the close of the acquisition less than two weeks before the end of the fiscal quarter and the lack of available information in this time frame. The Company does not believe that the impact of the MUZO acquisition will be material, and it will include the pro forma information for MUZO with the financial statements for the year ended May 31, 2004. The pro forma results are not necessarily indicative of what would have occurred if the DolEx acquisition had been in effect for the periods presented and they are not intended to be a projection of future results. The pro forma information includes the expense for amortization of intangible assets resulting from the DolEx acquisition and interest expense related to financing costs but does not reflect synergies or operating cost reductions that may be achieved from the combined operations.

	Three months ended	Nine months ended
	February 28, 2003	February 29, 2004	February 28, 2003
	(in thousands, except per share data)
Revenues	$141,173	$484,634	$435,897
Net income	12,899	49,536	46,776
Diluted earnings per share	0.34	1.27	1.23

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

	Total Expected Charge	Cumulative Charges Incurred as of February 29, 2004
	(in thousands)
One-time employee termination benefits	$4,400	$3,931
Contract termination costs	3,200	2,531
Other associated costs	600	424

Subtotal	$8,200	$6,886

Reversal pertaining to the 2002 restructuring activities (see below)		(526)

Total		$6,360

The charges incurred for the nine months ended February 29, 2004 are reflected in the accompanying Unaudited Consolidated Statement of Income under the caption “Restructuring.”

As of February 29, 2004, $3.4 million of the fiscal 2003 restructuring activities remained accrued as a current liability. The following is a reconciliation of the accrual associated with these activities.

	Liability Balance at May 31, 2003	Costs Incurred During Fiscal 2004	Costs Paid During Fiscal 2004	Liability Balance at February 29, 2004
	(in thousands)
One-time employee termination benefits	$1,657	$2,274	$2,781	$1,150
Contract termination costs	—	2,531	291	2,240
Other associated costs	—	424	424	—

Total	$1,657	$5,229	$3,496	$3,390

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

The cash items were accrued at the time the charges were incurred. The reversals during the nine months ended February 29, 2004 were due to changes in estimates described above. As of February 29, 2004, $0.6 million of the cash portion of the restructuring charges from fiscal 2002 remains accrued as a current liability in the accrued liabilities section of the balance sheets as follows:

	Original Total	Payments to Date	Reversals	Remaining Liability
	(in thousands)
Closed or planned closings of facilities	$910	$638	$(270)	$2
Severance and related costs	5,884	5,044	(256)	584

Totals	$6,794	$5,682	$(526)	$586

NOTE 5—COMMITMENTS AND CONTINGENCIES

The Company currently processes card transactions for Air Canada, the single largest airline in Canada, which according to its Revised Renewal Annual Information Form, dated May 15, 2003, held approximately 60% of the Canadian domestic market share and approximately 43% of the Canadian transborder market share during the first quarter of 2003. The Company’s revenue from this relationship represents less than 1% of its consolidated revenue. On April 1, 2003, Air Canada filed for and obtained protection from the court under the Companies’ Creditors Arrangement Act, which generally allows a company to reorganize while it continues normal operations with the assistance of a court-appointed Monitor. The court order provides for a general stay that precludes its creditors and others from taking any action against Air Canada while the court-ordered stay remains in effect. The purpose of the stay is to provide Air Canada with relief designed to stabilize operations and business relationships with customers, vendors, employees and creditors. The court order also provides that Air Canada shall honor all airline tickets in the usual and ordinary course of business.

In the event that Air Canada’s restructuring is not successful and it is liquidated, there will likely be limited assets available from which to pay creditor claims. If the restructuring is not successful and any of Air Canada’s liability for deferred ticket sales is unfunded and such charges are properly reversed by VISA and MasterCard cardholders, the Company may be liable for such reversed charges under the chargeback rules of these card associations. The Company maintains a reserve for such reversed charges, as described under Reserve for operating losses in Note 1 in the Notes to Unaudited Consolidated Financial Statements, but has not made any specific adjustment to that allowance as a result of the Air Canada situation. According to the Twenty-Second Report of the Monitor dated March 24, 2004, deferred ticket revenues for Air Canada as of February 29, 2004, representing advance ticket sales collected, were approximately $504 million (Canadian), or $377 million (U.S.), based on then existing exchange rates.

In conjunction with the acquisition of the merchant acquiring business of CIBC in March 2001, CIBC agreed to reimburse Global Payments by the amount, if any, that Air Canada’s VISA chargebacks and credit losses for any 12-month period exceeds twice the level of VISA chargebacks and credit losses experienced during the one-year period ended October 31, 1999. On March 20, 2004, this reimbursement obligation expired. According to a March 2003 affidavit of an Air Canada officer, 80% of Air Canada customers elect to pay using credit cards and, of those credit card users, 29.3% use VISA cards and 8.4% use MasterCard cards. As a result of the expiration of CIBC’s reimbursement obligation, the Company estimates that its maximum potential chargeback liability exposure relative to Air Canada as of March 20, 2004 will be $152-$162 million (Canadian), or $114-$121 million (U.S.), based on exchange rates in existence on February 29, 2004. This estimate is based on the information contained in the Air Canada affidavit and the information contained in Twenty-Second Report of the Monitor.

Management of the Company is continuing to closely monitor Air Canada’s restructuring. Based on public information which is currently available to the Company, management believes a material loss is unlikely as long as Air Canada continues to honor all airline tickets in the ordinary course of business.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the nine months ended February 29, 2004 and February 28, 2003 are as follows:

	Nine Months Ended
	February 29, 2004	February 28, 2003
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$26,683	$10,649
Interest paid	2,069	2,116
Supplemental non-cash investing and financing activities:
Common stock issued in consideration for acquisition (231,662 shares)	7,844	—
Notes payable issued in consideration for acquisition	114,229	—

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

General

We are a leading electronic transaction processor providing a wide range of end-to-end solutions to merchants, corporations, financial institutions, consumers and government agencies located throughout the United States, Canada, Latin America and Europe. Our products and services are marketed through a variety of distinct sales channels that include a large, dedicated direct sales force, retail outlets, independent sales organizations, or ISOs, independent sales representatives, an internal telesales group, trade associations, branch outlets, alliance bank relationships and financial institutions. We operate in one business segment, electronic transaction processing, and provide products and services through our merchant services and money transfer offerings.

Executive Overview

For the three months ended February 29, 2004, our revenue grew 30% to $162.6 million, primarily due to the impact of our recent acquisitions and growth in our domestic direct merchant services offering. Excluding the impact from our DolEx and MUZO acquisitions, third quarter revenue grew 16% over the comparable period of fiscal 2003. We also achieved operating margin improvement of 120 basis points, to 18.7%, as a result of gaining greater economies of scale and continued cost containment programs. Our revenue growth and margin improvements resulted in a 36% net income improvement, to $16.5 million and 31% diluted earnings per share improvement to $0.42 per share for the three months ended February 29, 2004.

On February 18, 2004, we acquired 52.6% of the outstanding voting shares of MUZO, a.s. from Komerční banka, a.s., or KB, for $34.7 million in cash. Pursuant to Czech law, we expect to announce a public tender offer by the end of April 2004 for the remaining shares of MUZO at approximately the same value per share that was paid to KB. We believe that MUZO is the largest indirect payment processor in the Czech Republic holding a market share of approximately 50%. Based in Prague, MUZO employs approximately 240 employees and has served as an indirect processor for financial institutions since 1992. MUZO offers a comprehensive package of payment services including credit and debit card transaction processing services, sales, installation and management of ATMs and POS devices, and card personalization.

Finally, in the third quarter, we commenced the relocation of our corporate headquarters. The purpose of the relocation was to comply with an IRS requirement to terminate the facility lease with NDC Health, formerly known as National Data Corporation, which was our landlord and former parent company. We expect the relocation will help to solidify the tax-free nature of the spin-off from National Data Corporation which occurred on January 31, 2001.

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

Results of Operations

In the three months ended February 29, 2004, revenue increased $38.0 million or 30% to $162.6 million from $124.6 million in the prior year’s comparable period. In the nine months ended February 29, 2004, revenue increased $65.7 million or 17% to $447.5 million from $381.8 million in the prior year’s comparable period. We attribute this revenue growth primarily to acquisitions closed in fiscal 2004 and increases in our domestic direct merchant services offering. We intend to continue to focus on growing our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model. We expect fiscal 2004 revenue of $610 million to $620 million, reflecting growth of 18% to 20%, compared to $516 million in fiscal 2003.

The Company’s service offering revenues from external customers are as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	February 29, 2004	February 28, 2003	% Change	February 29, 2004	February 28, 2003	% Change
Merchant services	$141.7	$121.8	16%	$416.8	$372.9	12%
Money transfer	20.9	2.8	660%	30.7	8.9	246%

	$162.6	$124.6	30%	$447.5	$381.8	17%

Merchant services

Our merchant services offering increased 16% and 12% in the three and nine months ended February 29, 2004, respectively. This growth includes $1.0 million in revenue from the MUZO acquisition, which closed on February 18, 2004.

We have continued growth in our domestic direct merchant channel by continuing to sign mid-market merchants in various vertical markets to maintain our diversification. The increase in revenue reflects high-teen transaction growth in our domestic direct card merchant channel, primarily driven by increases in our ISO channel. Our domestic average dollar value of transaction, or average ticket, remained stable and we experienced an increase in our domestic average discount revenue per dollar value volume, or spread, both for the three and nine month periods ended February 29, 2004 compared to the same periods in the prior year.

Our Canadian transactions processed for the three and nine month periods ended February 29, 2004 grew in the low- to mid-single digits compared to the same periods in the prior year. This reflects the continued impact of the recent removal from our portfolio of certain lower margin, higher risk merchants, such as airlines. The average ticket in Canada declined in the three and nine month periods ended February 29, 2004 compared to the same periods in the prior year. The declines in average ticket are primarily due to the recent mix of merchant signings, such as the addition of petroleum and grocery retailers, and the strategic removal of the certain lower margin, higher risk merchants. The decline in Canadian revenue was offset by a stronger year-over-year Canadian currency exchange rate.

These revenue growth factors were partially offset by continued and expected low-teen declines in our domestic indirect channel. These declines are attributed to the industry consolidation of financial institutions and competitive pricing pressures.

Money transfer

Our revenue growth in fiscal 2004 includes an additional $17.3 million and $21.1 million for the three and nine months ended February 29, 2004, respectively, relating to our DolEx acquisition completed on November 12, 2003. Excluding the impact of the DolEx acquisition, our money transfer offering revenue increased modestly due to non-recurring revenue associated with the delivery of a significant project to a customer.

The consumer-to-consumer money transfer service offering revenue is primarily driven by transaction levels and unit pricing. Consumer-to-consumer money transfer transactions for the quarter grew in excess of 20%, primarily due to continued industry growth, additional U.S. branch locations, and a more competitive unit pricing strategy compared to the prior year quarter. Our business strategy is to competitively price our money transfer services, which we believe will further expand our customer base and increase our market share. Further, our use of fixed-cost employees rather than variable-cost agents enhances this strategy, as higher transaction levels will provide significant future leverage.

Cost of service increased by $9.1 million or 15% from $62.7 million in the three months ended February 28, 2003 to $71.8 million in the three months ended February 29, 2004. As a percentage of revenue, cost of service decreased to 44% in the three months ended February 29, 2004 from 50% in the prior year’s comparable period.

Cost of service increased by $7.2 million or 4% from $194.0 million in the nine months ended February 28, 2003 to $201.2 million in the nine months ended February 29, 2004. As a percentage of revenue, cost of service decreased to 45% in the nine months ended February 29, 2004 from 51% in the prior year’s comparable period.

This decrease in cost of service as a percentage of revenue is primarily due to the integration of our acquisitions, other cost reduction initiatives, and the leveraging of our fixed costs with revenues growing at a faster rate than cost of service operating expenses. The increase in the cost of service expense is primarily attributable to the operating expenses and acquired intangible asset amortization through our recent acquisitions.

Sales, general and administrative expenses increased by $20.3 million or 50% to $60.4 million in the three months ended February 29, 2004 from $40.1 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 37% for the three months ended February 29, 2004 compared to 32% for the three months ended February 28, 2003.

Sales, general and administrative expenses increased by $40.9 million or 35% to $157.8 million in the nine months ended February 29, 2004 from $116.9 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 35% for the nine months ended February 29, 2004 compared to 31% for the nine months ended February 28, 2003.

The increase in sales, general and administrative expenses and the increase in such expenses as a percentage of revenue is primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. In addition, these increases are attributed to ongoing investments made in our direct sales channels, business development costs, and additional sales, general and administrative expenses inherited in connection with our recent acquisitions.

During the fourth quarter of fiscal 2003, we announced the closure and consolidation of three operating facilities and their related functions into existing operating centers. We implemented the plan in April 2003 and expect to complete it by the fourth quarter of fiscal 2004. Our facility closure plan includes the following:

•	closing our Cleveland merchant settlement function and consolidating it in our Baltimore facility;

•	relocating our terminal deployment and related services from our Winston-Salem facility to our Baltimore and St. Louis facilities; and

•	relocating our Salt Lake City check operation to our primary check operating facility in Niles, Illinois.

We anticipate total costs and expenses associated with the plan to be approximately $8 million. One-time employee termination benefits will be approximately $4 million and the balance relates to contract termination and other related facility closure costs and expenses. For the nine month period ended February 29, 2004, we recognized net restructuring charges of $4.7 million. We expect additional restructuring charges to be recognized in our fourth quarter of fiscal 2004. See Note 4 in the “Notes to Unaudited Consolidated Financial Statements” for additional information.

Operating income increased $8.6 million or 40% to $30.4 million for the third quarter of fiscal 2004 compared to $21.8 million for the same period in fiscal 2003. This resulted in an operating margin of 18.7% for the three months ended February 29, 2004 compared to 17.5% for the three months ended February 28, 2003.

Operating income increased $12.9 million or 18% to $83.7 million for the nine months ended February 29, 2004 compared to $70.9 million in the prior year’s comparable period. This resulted in an operating margin of 18.7% for the nine months ended February 29, 2004 compared to 18.6% for the nine months ended February 28, 2003. This increase in operating income and related margin includes restructuring charges of $4.7 million or 1.1% of revenue in the nine months ended February 29, 2004.

The changes in operating income and operating margins are primarily due to the revenue growth factors and benefits from acquisition integration and other cost factors described further above. These improvements are partially offset by the impact of restructuring charges. Excluding the impact of restructuring charges, we anticipate an operating income margin of 19.0% to 19.5% for fiscal 2004.

Net income increased $4.4 million or 36% to $16.5 million in the three months ended February 29, 2004 from $12.1 million in the prior year’s comparable period, resulting in a $0.10 increase in diluted earnings per share to $0.42 in the three months ended February 29, 2004 from $0.32 in the prior year’s comparable period.

Net income increased $6.9 million or 17% to $47.2 million in the nine months ended February 29, 2004 from $40.3 million in the prior year’s comparable period, resulting in a $0.15 increase in diluted earnings per share to $1.22 in the nine months ended February 29, 2004 from $1.07 in the prior year’s comparable period. This increase in net income and diluted earnings per share includes restructuring charges of $2.9 million, net of tax, or $0.07 diluted earnings per share, for the nine months ended February 29, 2004. Excluding the impact of restructuring charges, we expect diluted earnings per share to be $1.71 to $1.74 for fiscal 2004.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At February 29, 2004, we had cash and cash equivalents totaling $85.9 million. This cash and cash equivalents balance includes approximately $32 million available to fund the upcoming MUZO public tender offer, which is a prerequisite under Czech law in order for the tender process to commence.

Net cash provided by operating activities increased $15.9 million, or 30%, to $68.8 million for the nine months ended February 29, 2004 from $52.9 million for the comparable period in the prior year. The increase in cash flow from operations was due to the increase in net income and the timing of settlement processing and was partially offset by the change in prepaid expenses resulting from our prepayment to a major vendor in exchange for a discount.

Net cash used in investing activities increased $96.1 million to $110.0 million for the nine months ended February 29, 2004 from $13.9 million for the comparable period in the prior year due to the cash paid for the DolEx and MUZO acquisitions. On November 12, 2003, we completed our DolEx acquisition at a purchase price of approximately $193 million, through a combination of $62 million in cash, net of acquired cash of $9 million and the issuance of $114 million in promissory notes payable to the sellers and the issuance of approximately 232,000 shares of our common stock with an approximate fair value of $8 million. On December 1,

2003, we repaid the notes in full using our U.S. credit facility. On February 18, 2004, we completed our acquisition of 52.6% of MUZO’s outstanding shares at a purchase price of approximately $33 million in cash, net of cash acquired of $1 million. This amount plus the amount necessary to acquire the minority shareholder interest through the public tender offer was financed using our U.S. credit facility.

Capital expenditures increased $2.3 million from $12.7 million for the nine months ended February 28, 2003 to $15.0 million for the comparable period in the current fiscal year. In fiscal 2004, we expect approximately $20 to $25 million in total capital spending, primarily related to the acquisition of Canadian merchant terminals, software, systems infrastructure, product development, headquarters relocation, and office consolidations.

Net cash provided by financing activities increased $117.9 million to $87.6 million for the nine months ended February 29, 2004 from $30.3 million net cash used in financing activities for the comparable period in the prior fiscal year. This increase was primarily due to our borrowings on our U.S. credit facility to fund our recent acquisitions, net of the payoff of the $114 million in notes payable to the sellers of DolEx. The increase in financing activities was also due to our net borrowings on our Canadian line of credit which is restricted for merchant funding. These borrowings increased primarily due to increased consumer credit card spending and the timing of the quarter-end on a weekend. This reflects the net borrowings required to provide Canadian VISA merchants with same-day value, which is standard industry practice in Canada. In fiscal 2003, we repaid our outstanding balance on our U.S. credit facility of $22 million.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of February 29, 2004, we do not have any material capital commitments, other than commitments under capital and operating leases or planned expansions. We may develop our own hardware and software facilities for the transaction processing, cash management, file transfer and related communications functions in an effort to improve productivity and reduce cost of service. If undertaken, this development would further increase our capital expenditures above historical levels. In December 2003, we entered into a lease commitment and a plan to relocate our headquarters location in Atlanta, Georgia. As of March 31, 2004, we substantially completed the relocation of all functions, except our data center. We expect to relocate our data center by September 2005. We do not believe this relocation will have a significant impact on the results of operations and financial condition.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our cash flow strategy has remained unchanged and is to first pay off debt arising from the timing of working capital needs, second, to continue to make capital investments in our business and third, to pursue acquisitions that meet our growth strategies.

Credit Facilities

On November 25, 2003, we entered into a three-year, $350 million revolving credit facility agreement with a syndicate of U.S. banks, which we refer to as our U.S. credit facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The facility expires in November 2006 and has a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the credit facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. This agreement replaces our prior credit facilities with U.S. banks, which had an aggregate capacity of $150 million. As of February 29, 2004, there was $161 million outstanding on our U.S. credit facility.

We also have a credit facility from CIBC that provides a line of credit up to $175 million (Canadian), or approximately $131 million (U.S.) based on exchange rates existing on February 29, 2004, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit cards. This line has a variable interest rate based on market rates and it contains certain financial and non-financial covenants and events of default customary for financings of this nature. This credit facility is secured by a first priority security interest in our accounts receivable from VISA Canada/International and has been guaranteed by our subsidiaries. This guarantee is subordinate to our U.S. credit facility. This credit facility, as amended, had a term of 364 days expiring on December 9, 2003, and has been subsequently extended until April 30, 2004. We expect to receive future monthly extensions until we complete the syndication for a new Canadian facility.

The third amendment of the CIBC credit facility, executed in December 2002, provides for the incurrence of interest costs in connection with offering merchants “same day value” for their deposits. Same day value, which has been an accepted industry practice in Canada for more than ten years, is the practice of giving merchants same day value for their sales transactions, even though their deposits are made at a later date. Essentially, a merchants’ deposits are backdated to the date of the applicable sales transaction. In order to continue offering “same day value” to our merchants in Canada after the execution of the third amendment to the CIBC credit facility, we have been required to draw on our CIBC credit facility to pay merchants in advance of the date we receive the corresponding funds from VISA Canada/International resulting in a net merchant processing receivable. In contrast, under the terms of the CIBC credit facility prior to the execution of the third amendment, CIBC credited the merchants’ deposit accounts for their sales transactions on the day of the transaction and we reimbursed CIBC when we received the corresponding funds from VISA Canada/International without incurring a short term loan. At February 29, 2004 and May 31, 2003, there was $110.4 million and $46.3 million (Canadian), or approximately $82.7 million and $33.9 million (U.S.), respectively, outstanding on this credit facility, based on then existing exchange rates. The amount borrowed is restricted in use to pay merchants and is generally received from VISA Canada/International on the following day.

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

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission. You may read and print materials that we have filed with the SEC from their website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Copies of our filings are also available by writing or calling us using the address or phone number on the cover of this Form 10-Q.

Our SEC filings may also be viewed and copied at the following SEC public reference room, and at the offices of The New York Stock Exchange, Inc. where our common stock is quoted under the symbol “GPN.”

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

Although the majority of our operations are transacted in U.S. dollars, some of our operations are transacted in currencies of Canada, Latin American countries, and to a lesser extent, the Czech Republic and the United Kingdom. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure and based on our sensitivity analyses, we do not expect any material foreign exchange rate risk from changes in foreign currency exchange rates.

Item 4. Controls and Procedures

We concluded an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended February 29, 2004. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of the end of the quarterly period ended February 29, 2004, our management, including our principal executive officer and our principal financial officer, has concluded that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

There have been no significant changes in our internal procedures that could significantly affect these controls during the third quarter of fiscal 2004.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1	Headquarters Sublease

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

(b)	Reports on Form 8-K.

On January 23, 2004, the Company filed an Amended Current Report on Form 8-K/A to disclose, pursuant to Item 5 and Item 7 on Form 8-K, the completion of the acquisition of Latin America Money Services, LLC and included the following financial information:

(a)	Financial statements of businesses acquired.

(i)	Audited Combined Financial Statements as of and for the years ended December 31, 2002 and 2001.

(ii)	Unaudited Combined Financial Statements as of September 30, 2003 and for the nine months ended September 30, 2003 and 2002.

(b)	Pro forma financial information.

(i)	Unaudited Pro Forma Combined Financial Statements of income and notes thereto for the year ended May 31, 2003 and the six months ended November 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: April 1, 2004	By:	/s/ James G. Kelly
James G. Kelly
Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)