Form 10-K
period 2004-05-31
GLOBAL PAYMENTS INC
filed 2004-08-10
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File No. 001-16111

GLOBAL PAYMENTS INC.

(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glenlake Parkway, North Tower, Atlanta, Georgia	30328-3495
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 770-829-8234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	New York Stock Exchange
Series A Junior Participating Preferred Share Purchase Rights	New York Stock Exchange

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

As of November 28, 2003, the aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all named executive officers, directors, and shareholders owning 15% or more of the outstanding shares of common stock are “affiliates” of the Registrant) was $1,236,704,354 based upon the last reported sale price on the New York Stock Exchange on November 28, 2003.

The number of shares of the registrant’s common stock outstanding at July 16, 2004 was 38,252,990 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s proxy statement for the 2004 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.

2004 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTICE REGARDING

FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular, our business strategy and means to implement the strategy, the amount of future capital expenditures, our success in developing and introducing new products and expanding our business, the successful integration of future acquisitions and the timing of the introduction of new and modified products or services. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends” and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Exhibit 99.1 to this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission or SEC. You may read and print materials that we have filed with the SEC from their website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor information section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing or calling us using the address or phone number on the cover of this Form 10-K.

Our SEC filings may also be viewed and copied at the following SEC public reference room, and at the offices of the New York Stock Exchange, where our common stock is quoted under the symbol “GPN”.

SEC Public Reference Room

450 Fifth Street, N.W., Room 1200

Washington, DC 20549

(You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.)

New York Stock Exchange, Inc.

20 Broad Street

New York, NY 10005

PART I

ITEM 1—BUSINESS

General Developments

Financial Highlights

In fiscal 2004, revenue increased $113.2 million or 22% to $629.3 million from $516.1 million in fiscal 2003. Revenue growth was primarily driven by the growth in our direct merchant service offering in the United States and acquisitions closed in fiscal 2004. Excluding the impact of our acquisitions in fiscal 2004, our revenue grew 12% compared to fiscal 2003. Operating income was $112.9 million for fiscal 2004, compared to $93.3 million for fiscal 2003, which resulted in a decrease in operating margin from 18.1% for fiscal 2003 to 17.9% for fiscal 2004. Net income increased $9.1 million or 17% to $62.4 million in fiscal 2004 from $53.3 million in the prior year’s comparable period, resulting in a $0.19 increase in diluted earnings per share from $1.41 in fiscal 2003 to $1.60 in fiscal 2004.

The operating income amounts reflect restructuring charges of $9.6 million and $1.3 million in fiscal 2004 and fiscal 2003, respectively. Operating income, excluding the effect of restructuring charges, increased $28.0 million or 30% to $122.5 million in fiscal 2004 from $94.5 million in fiscal 2003. Operating margins excluding the effect of restructuring charges from both periods increased from 18.3% in fiscal 2003 to 19.5% in fiscal 2004. Net income, excluding the impact of the restructuring and other charges from fiscal 2004 and 2003, increased by $14.4 million or 27% to $68.5 million in fiscal 2004 from $54.1 million in fiscal 2003 and diluted earnings per share on the same basis increased $0.33 or 23% to $1.76 in fiscal 2004 from $1.43 in fiscal 2003. Management believes that reporting such results without inclusion of the restructuring charges is useful to investors comparing the Company’s annual and quarterly performance to prior periods, and management uses such non-GAAP measures when internally evaluating the Company’s performance.

Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed explanation of these results.

Acquisitions

On November 12, 2003, we completed the acquisition of Latin America Money Services, LLC (“LAMS”), a Delaware limited liability company which owned a majority of the outstanding equity interests in DolEx Dollar Express, Inc. (“DolEx”), a Texas corporation, and all but one share of the outstanding equity interests in DolEx Envios, S.A. de C.V. (“DolEx Envios”), a Mexican subsidiary of DolEx. The transaction was structured as a merger of GP Ventures (Texas), Inc., a Delaware corporation and wholly-owned subsidiary of Global Payments, into LAMS, with LAMS remaining as the surviving entity in the merger. We also acquired the remaining equity interests in DolEx that were not already owned by LAMS. We gave consideration of approximately $190.4 million for LAMS, DolEx and DolEx Envios through a combination of $59.7 million in cash, net of cash acquired of $8.7 million, the issuance of $114.2 million in promissory notes payable to the order of the sellers, and the issuance of common stock with an approximate fair value of $7.8 million based on the closing price of Global Payments Inc. common stock on the date the acquisition closed. On December 1, 2003, the Company repaid the promissory notes in full using its U.S. credit facility.

As a result of the transaction, LAMS, a holding company, is now a wholly-owned subsidiary of Global Payments. DolEx, the U.S. operating company, is a wholly-owned subsidiary of LAMS and DolEx Envios, the Mexican operating company, is a majority-owned subsidiary of DolEx because one share of DolEx Envios is owned by GP Finance, Inc., a wholly-owned subsidiary of Global Payments. We frequently refer to this transaction as the DolEx acquisition, since DolEx and DolEx Envios are the operating companies within the LAMS group. Concurrent with this acquisition, we changed the name of our “funds transfer” service offering to “money transfer”. The acquisition expanded our money transfer service product offerings to include electronic consumer-to-consumer money transfer, primarily in the United States to the Latin American corridor. DolEx operates hundreds of originating retail branches located in the United States, and has settlement arrangements in Latin America with thousands of banks, exchange houses, and retail locations.

On February 18, 2004, we acquired 52.6% of the outstanding voting shares of MUZO, a.s. from Komerční banka, a.s., or KB, for $34.7 million in cash. Pursuant to Czech law, we completed a public tender offer on May 14, 2004 for the remaining shares of MUZO. The public tender offer resulted in Global Payments obtaining 46,576 additional shares of MUZO for the equivalent of approximately $28.8 million in cash, bringing our ownership to 98.3% of the outstanding voting shares of MUZO. We have begun the process of acquiring the remaining shares of MUZO in accordance with Czech law.

We believe that MUZO is the largest indirect payment processor in the Czech Republic. Based in Prague, MUZO employs approximately 250 employees and has served as an indirect processor for financial institutions since 1992. MUZO offers a comprehensive package of payment services including credit and debit card transaction processing services; sales, installation and management of ATMs and POS devices; and card personalization.

Headquarters Relocation

In March 2004, we substantially completed the relocation of our corporate functions in Atlanta, except for our data center, which we expect to relocate by March 2006. The primary purpose of the relocation was to comply with an IRS requirement regarding our facility lease with NDCHealth, formerly known as National Data Corporation, which was our landlord and former parent company. We believe this relocation is consistent with the tax-free nature of the spin-off from NDCHealth which occurred on January 31, 2001.

Public Equity Offering

On May 17, 2004, CIBC Investments Limited, a wholly-owned subsidiary of Canadian Imperial Bank of Commerce, or CIBC, completed the sale of a total of 2.3 million shares of our common stock through an underwritten offering at a public offering price of $44.25 per share. CIBC also entered into a derivative transaction with an affiliate of Citigroup Global Markets Inc. consisting of five equal-sized collars of 1.2 million shares each maturing between March 2006 and April 2007. The effect of this derivative transaction will be to permit CIBC to recognize some gains on increases in our stock price, while limiting CIBC’s downside risk and defer certain tax liabilities. As a result of this derivative transaction, the 6.0 million shares reflect a “short” position in our stock, a portion of which will remain through 2007. After delivery of all the shares of our stock under the derivative transaction, CIBC will no longer own any shares of our stock, unless it otherwise purchases our shares on the open market.

CIBC acquired its shares in Global Payments in 2001 as consideration for the sale of CIBC’s merchant acquiring and terminal businesses. Global Payments did not receive any proceeds from the sale of the shares by CIBC, nor did we issue any new shares of our common stock in connection with the offering.

Business Description

Global Payments Inc., or Global Payments, is a leading payments company. As a high volume payments processor of electronic transactions, we enable consumers, corporations, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between the necessary parties so that a transaction can be completed. Including our time as part of National Data Corporation, now known as NDCHealth, or NDC, we have provided transaction processing services since 1967. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun off from NDCHealth on January 31, 2001.

We market our products and services throughout the United States, Canada and Europe, and we also conduct business in the Latin America through our money transfer product offering. We operate in one business segment; electronic transaction payment processing and we provide products and services through our merchant services and money transfer offerings. Our products and services primarily target customers in many vertical industries including government, professional services, restaurants, universities, utilities, gaming, retail and health care.

Total revenues from our merchant services and money transfer customers are as follows:

	2004	2003	2002
	(in thousands)
Merchant services	$574,152	$503,827	$449,144
Money transfer	55,168	12,257	13,682

	$629,320	$516,084	$462,826

For a discussion of revenues in the United States, Canada and Europe for the fiscal years ended May 31, 2004, 2003 and 2002, see Note 1 in the Notes to Consolidated Financial Statements.

Merchant Services

Our merchant services offerings provide merchants and financial institutions with credit and debit card transaction processing, check services and terminal management. We have two basic business models that we use to market our merchant services offerings. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force, independent sales organizations, or ISOs, and independent sales representatives, all of whom sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide the same basic products and services as direct merchant services, primarily to financial institutions on an unbundled basis, that in turn resell our products and their services to their merchants. Our direct merchant service offering is marketed in the United States and Canada and our indirect merchant service offering is marketed in the United States, Canada and Central and Eastern Europe.

For the fiscal year ended May 31, 2004, approximately 79% of our total revenue arose from direct merchant services and approximately 12% arose from indirect merchant services. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Direct Merchant Services

We market our services through a variety of sales channels that includes a dedicated sales force, ISOs, an internal telesales group, trade associations, alliance and agent bank relationships, retail outlets and financial institutions. In addition to receiving referrals from approximately 1,600 bank branch locations in Canada, we have affiliations with more than 300 organizations, including financial institutions and trade associations, and approximately 300 Certified Application Providers, or CAPs, in the United States that provide sales leads. Additionally, we market directly to customers through print advertising and direct mail efforts. We also participate in major industry tradeshow and publicity events and actively employ various public relations campaigns. We pursue this strategy because we believe that it utilizes one of the lowest delivery cost systems available to successfully acquire target customers.

Credit and Debit Card Transaction Processing

Credit and debit card transaction processing includes consumer credit card, on-line and off-line debit card, private label, gift and loyalty card and electronic benefits transfer program processing. Credit and debit card processing describes a consumer acquiring goods or services from a merchant, and using a card as the form of payment. The term merchant generally refers to any organization that accepts credit or debit cards for the payment of goods and services, such as retail stores, both physical locations and internet sites, restaurants, universities, and government agencies. We are primarily the intermediary between the merchant and the card associations and debit networks or individual financial institutions. Our value-added services allow us to leverage our scale to concentrate high-volume transactions for many merchant customers to access the card associations and debit networks at a significantly lower cost.

Although card transactions may appear to be simple, a transaction requires a complex process involving various participants in a series of electronic connections. Aside from electronic transaction payment processors, also known as merchant acquirers, such as Global Payments, participants in this process include card issuers, merchants, cardholders, and card associations. Card issuers are financial institutions that issue credit and debit cards to approved applicants and are identifiable by their trade name typically imprinted on the issued cards.

An approved applicant for a credit or debit card from a card issuer is referred to as a cardholder, and may be any entity for which an issuer wishes to extend a line of credit, such as a consumer, corporation, or government agency. The cardholder may use the card at any merchant location that meets the qualification standards of the card associations, known as MasterCard and VISA, or other cards such as American Express, Discover, Diners Club, etc. and debit networks such as STAR, NYCE, and PULSE in the United States and Interac in Canada.

The card associations and debit networks consist of members, generally financial institutions, who establish uniform regulations that govern much of the industry. During a typical card transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on merchant acquirers, such as Global Payments, and card associations to exchange the required information and funds. We perform a series of services including authorization, electronic draft capture, funds settlement and certain exception-based, back office support services such as chargeback and retrieval resolution. The following is a more detailed description of credit and debit card transactions:

A card transaction begins when a cardholder presents a card for payment at a merchant location and the merchant swipes the card’s magnetic strip through a point of sale, or POS, terminal card reader, which may be provided by Global Payments through our terminal management offering. Alternatively, card and transaction information may be captured and transmitted to our network through a POS device by one of a number of products that we offer directly or through a CAP. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed defined limits. The terminal electronically records sales draft information, such as the credit card identification number, transaction date, and dollar value of the goods or services purchased. Debit card payments differ slightly from traditional credit card transactions in that the cardholder is required to have sufficient funds available in a deposit account at the time of the transaction, or the debit card transaction will not be authorized. PIN-based or on-line debit transactions are sent through a debit network, while signature-based, off-line debit, or check card transactions are sent through card associations and require a signature at the time of purchase. Also, PIN-based or on-line debit transactions typically deduct the purchase amount from the cardholder’s deposit account within a day of the purchase, depending on the time of the purchase. Signature-based, off-line debit, or check card transactions typically debit the cardholder’s deposit account two to three days after the purchase, although the funds are “held” with a memo posted to the cardholder’s bank account. A credit card posts to a cardholder’s account, reducing the available credit limit in a similar manner.

After the card and transaction information is captured by the POS device, the terminal automatically either dials a pre-programmed phone number or otherwise connects to our network, such as through the internet or a leased line, in order to receive authorization of the transaction. We route the request to the applicable card association or debit network. The card association or debit network forwards the authorization request to the card issuer, who determines a response based on the status of the cardholder’s account. The response is returned to the merchant’s terminal via the same communication network. This entire authorization and response process occurs within seconds from the time the merchant swipes the cardholder’s card through the point of sale terminal card reader.

Electronic draft capture is the process of transferring sales draft data into electronic format so that it may be sent through networks for clearing and settlement. The card associations use a system known as interchange, in the case of credit and check cards, and financial institutions use the debit networks, in the case of debit cards, to transfer the information and funds between the card issuers and us to complete the link between merchants and card issuers.

In order to perform funds settlement, merchant acquirers that are not financial institutions and members of the card associations require sponsorship from a financial institution which is also a member of the card associations. As an independent merchant acquirer, we have financial institution sponsors in the United States and Canada with whom we have sponsorship or depository and processing agreements. These agreements allow us to use the banks’ identification numbers, or BIN and ICA, to clear credit card transactions through VISA and MasterCard, respectively.

Funds settlement refers to the process of transferring funds for sales and credits between cardholders and merchants, including the final debiting of a cardholder’s account and crediting of a merchant’s account for a sales transaction. Depending on the type of transaction, either the interchange system or the debit networks are used to transfer the information and funds between electronic transaction payment processors and card issuers, to complete the link between merchants and card issuers. We use our network telecommunication infrastructure and the Federal Reserve’s Automated Clearing House system, or ACH, in the United States and the Automated Clearing Settlement System, and the Large Value Transfer System, both in Canada, to ensure that our merchants receive the proper funds due to them for the value of the goods or services that the cardholder purchased. In the United States, merchant funding primarily occurs after we receive the funds from the card issuer. This business model differs from the business model followed in Canada, where for most merchants we advance payment for credit and debit card transactions before receiving the interchange or debit transaction reimbursement from the card issuers. Each participant in the transaction process receives compensation for their services.

As an illustration, on a $100.00 credit card transaction, the card issuer may fund us $98.50 after retaining approximately $1.50 referred to as an interchange fee. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder’s monthly credit card bill. We would, in turn, pay the merchant $100.00 and pay assessment fees to the card association of approximately $0.10. After the end of the month, we would bill the merchant a percentage of the transaction, or discount, to cover the full amount of the interchange fee, assessment fee and our net revenue from the transaction. If our net revenue from the merchant in the above example was 40 basis points, we would bill the merchant $2.00 at the end of the month for the transaction, reimburse ourselves for approximately $1.50 in interchange fees and retain $0.50 as our net revenue for the transaction, while the assessment fee is charged to our cost of services operating expense. Our gross profit on the transaction reflects the net revenue less operating expenses, including the network and systems cost to process the transaction and commissions paid to our sales force or ISO.

In addition to the card processing services described above, we also process retrieval requests on behalf of merchants for issuing banks and provide chargeback resolution services, both of which relate to cardholders disputing an amount that has been charged to their credit card. We review the dispute and handle the related exchange of information and funds between the merchant and the card issuer if a charge is to be reversed. As a result of our financial institution sponsorship and the terms of our standard merchants’ agreement, our direct merchant services customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We utilize a number of systems and procedures to manage merchant risk. Our risk management services include credit underwriting, credit scoring, fraud control, account processing, and collections. In addition, we may require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability; however, we historically have experienced some losses due to merchant defaults.

Check Services

Our check products offer merchant customers risk management alternatives, in the case of verification and recovery, or risk elimination, in the case of guarantee, by leveraging our internal and external databases of checkwriters to help decide whether the merchant should accept a check as the form of payment from a particular checkwriter.

Check guarantee services include comprehensive check verification and guarantee services designed for a merchant’s specific needs and risk adversity. This service offering guarantees payment of all checks that are electronically verified (primarily using point-of-sale check readers) through our extensive databases, which allows merchants to expand their revenue base by applying less stringent requirements when accepting checks from consumers. If a verified check is dishonored, our check guarantee service generally provides the merchant with reimbursement of the check’s face value, and then we pursue collection of the check through our internal collection services. While we have the right to collect the full amount of the check from the checkwriter, we have not historically recovered 100% of the guaranteed checks. To protect against this risk, we use verification databases that contain information on historical delinquent check writing activity and up-to-date consumer bank account status. We derive revenue for these services primarily by charging the merchant a percentage of the face value of each guaranteed check.

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

In the specialized vertical market of gaming, our VIP Preferred proprietary software product provides the gaming industry with the tools necessary to establish revolving check cashing limits for the casinos’ customers. VIP Preferred also offers an electronic check option, VIP Preferred e-Check, which eliminates the need for paper checks as part of the VIP Preferred suite of products. Our gaming products allow fast access to cash with high limits so that gaming establishments can increase money to the gaming floors and eliminate risk. We derive revenue from our gaming products primarily based on a percentage of the transaction value.

Indirect Merchant Services

In our indirect merchant services business model, we market unbundled products and services primarily to financial institutions that in turn resell our products and their services to their merchants. The primary service offering in this business model is credit and debit card transaction processing. These products and services are identical with those offered under our direct merchant services business model. We primarily perform authorization, electronic draft capture and file transfer services for our indirect merchant services customers. In addition, we may perform merchant accounting and other back office services. The primary differences between indirect merchant services credit and debit card transaction processing and direct merchant services are those relating to funds settlement and financial institution sponsorship. Our indirect merchant services customers perform their own funds settlement and either have their own BIN/ICA or financial institution sponsorship. Since we are not party to the financial institution sponsorship, we do not have a potential liability for any charges properly reversed by the cardholder.

Our merchant accounting services provide information primarily for our indirect merchant services customers to monitor portfolio performance, control expenses, disseminate information, and track profitability through the production and distribution of detailed statements summarizing electronic transaction payment processing activity. Our risk management services allow financial institutions to monitor credit and transaction risk, thereby enhancing the profitability of their merchant portfolios. Our risk management services include credit underwriting, credit scoring, fraud control, account processing, and collections.

In Europe, we provide these indirect merchant services through our MUZO subsidiary. In addition MUZO provides sales, installation, and servicing of ATM and POS terminals, and card-issuing services. Our card issuing services in Europe include card database management and card personalization.

Terminal Management

Our terminal management offering supports both the direct and indirect merchant services business models. This offering provides a variety of products and services relating to electronic transaction payment processing equipment, such as terminal programming and deployment, set-up and telephone training, maintenance and equipment replacement, warehousing and inventory control, customer service, technical support, customized reporting, and conversions. We provide these services directly to our own portfolio of merchants to support our credit and debit card transaction processing and check services. We also provide these services indirectly to merchants on behalf of a limited number of our financial institution and independent sales organization customers. We derive revenue from equipment sales and rentals, programming and deployment fees, and repairs and maintenance services.

Money Transfer

Our money transfer product and service offerings include a variety of services such as consumer-to-consumer money transfer, financial electronic data interchange, or EDI, account balance reporting, management information and deposit reporting. For the fiscal year ended May 31, 2004, approximately 9% of our total revenue arose from money transfer services.

Consumer-To-Consumer Money Transfer

Following the DolEx acquisition, a majority of the revenue derived from our money transfer offering consists of our consumer-to-consumer electronic money transfer services marketed to the growing population of first and second generation Latin Americans living in the United States. This part of the population regularly transfers money to their family and friends living in Latin America. We operate over 620 originating retail branch locations in the United States and have settlement arrangements in Latin America with approximately 10,000 bank, exchange house and retail locations. DolEx was founded in 1996, primarily by its current management team. The consumer-to-consumer money transfer service offering is primarily driven by transaction levels and unit pricing. Our business strategy is to competitively price our services, provide a timely and quality service, diversify our services through our customer loyalty program and increase our physical presence through additional originating branch locations and expansion into other settlement countries, which we believe will further expand our customer base and increase our market share.

In a typical consumer-to-consumer money transfer transaction, a customer visits one of our originating branch locations and pays a fee based on the nature and amount of the transaction performed on the customer’s behalf. In addition, the customer is quoted a retail exchange rate when the money transfer transaction is requested. The customer will receive a receipt that includes the amount the beneficiary will receive, the retail exchange rate, money transfer fee, settlement location and total amount that needs to be remitted to DolEx. Once the transaction is completed at the originating branch location, our call center contacts the beneficiary to provide an identification number, settlement location, and the amount to enable the recipient to claim the money transferred in its name. We earn additional revenue based on the difference between the retail exchange rate that is quoted and the wholesale exchange rate when the currency is purchased in much larger denominations than the individual customer’s transaction. Each business day, we determine the amount of currency needed to settle daily, bid the wholesale exchange rates based on the amount needed and purchase currency at the best available rates.

Business-To-Business Money Transfer

Our money transfer products and services also provide financial, management and operational data to financial institutions, corporations and government agencies worldwide and allow these organizations to exchange the information with financial institutions and other service providers. We also provide EDI tax filing and Internet tax payment services that allow financial institutions and government agencies to offer corporate taxpayers a secure and convenient method of paying taxes electronically. Tax payment security is handled through both SSL encryption/decryption and multi-level password access and operates through a web site that serves as the portal for securely receiving tax information and delivering the transaction for payment. Our business-to-business money transfer services are primarily priced based on a rate per transaction processed.

Employees

As of June 30, 2004, we and our subsidiaries had approximately 3,500 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction payment processing and consumer-to-consumer money transfer. We believe that our current and future operations depend substantially on retaining our key technical employees.

Competition

Merchant Services

Our primary competitors in the electronic transaction payment processing industry include other merchant acquirers, as well as major national and regional financial institution processors and ISOs, some of which are our customers. Certain of these companies are privately held, and the majority of those that are publicly held do not release the information necessary to precisely quantify our relative competitive position. As an independent merchant acquirer, our principal affiliation with financial institutions relates to the sponsorship that enables our access to the card associations and debit networks. We believe an independent merchant acquirer, such as Global Payments, will tend to be a merchant customer advocate, as there is no other relationship with a card issuing business or cardholder customer service, which is typical of a financial institution processor. Also, a financial institution processor sales channel is primarily based on referrals within the institution, to further leverage a customer relationship, while an independent processor or ISO will tend to be focused on sales from all channels, including internally generated leads. Finally, a financial institution processor may not have the same executive focus on a merchant acquiring business, as the business is not core to the total revenues of the financial institution. We primarily differ from ISOs in that we have our own platform and financial institution sponsorship agreements.

Based on industry publications such as The Nilson Report, dated April 2004, we are a leading, mid-market merchant acquirer in the United States. According to that report, one of our competitors, First Data Corporation and its affiliates, is the largest electronic transaction payment processor in the United States.

Our primary competitor in Canada is Moneris Solutions, which we believe has a slightly larger share of the Canadian merchant acquirer’s market based on merchant dollar volume. Moneris Solutions is a joint investment of the Royal Bank of Canada and the Bank of Montreal. However, we believe that we are the largest publicly traded independent processor in Canada.

We service all industry segments and specialize in the direct merchant services, mid-market segment in the United States and the large and mid-market segment in Canada. We define mid-market as a merchant with an average of $150,000 to $300,000 in annual VISA and/or MasterCard volume. Many of our ISO relationships provide merchant referrals in the small-market segment, with average annual VISA and/or MasterCard volumes below $150,000. National accounts or large-market merchants that we serve average between $3.0 million to $10.0 million in annual VISA and/or MasterCard volume.

Our primary strategy to distinguish ourselves from our competitors focuses on offering a variety of electronic transaction payment processing solutions to our customers. These enhanced services involve vertical market and sophisticated reporting features that add value to the information obtained from our electronic transaction payment processing databases. We believe that our knowledge of these specific markets, the size and effectiveness of our dedicated sales force, affiliations with trade associations, agent banks and CAPs, our ability to offer specific, integrated solutions to our customers, including hardware, software, processing, and network facilities, and our flexibility in packaging these products are positive factors that enhance our competitive position.

Money Transfer

Our primary competitors in the consumer-to-consumer money transfer offering are more diversified, with a broader international reach. We believe our service offering ranks fourth in dollar volume transferred from the United States to Latin America. In addition, many of our competitors use agency agreements with third parties, at the point of sale, to collect funds and input transaction data. We generally use a fixed-cost, branch-owned model, at the point of sale, rather than a variable-cost, agent-based model. We believe this model enhances our growth strategy, as higher transaction levels may provide significant future leverage.

The most significant competitive factors relating to our consumer-to-consumer money transfer offering include customer service, quality, value-added features, functionality, price, reliability, the breadth and effectiveness of our distribution channel, and the manner in which we deliver our services. These competitive factors will continue to change as new distribution channels and alternative payment solutions are developed by our competitors and us. For instance, we believe the electronic money transfer offerings may evolve from a cash-based solution to a card-based solution at the origination and settlement points in the transaction process. Our ability to effectively compete in the marketplace depends on our ability to adapt to these technological and competitive advancements. We believe our knowledge of the industry, our relative size, and our branched-owned model gives us an advantage over our competitors when adapting to these changes.

Industry Overview and Target Markets

Industry Overview

Payment processing service providers, such as Global Payments, provide high volume electronic transaction payment processing and support services directly to financial institutions, merchants, and independent sales organizations. As a general rule, the payment processing market in the United States and Canada continues to transition from traditional financial institution providers to independent merchant acquirers. We believe merchants seek more efficient distribution channels, as well as increased technological capabilities required for the rapid and efficient creation, processing, handling, storage, and retrieval of information.

In Europe, financial institutions remain the dominant provider of payment processing services to merchants, although the outsourcing of back-end processing services to third party service providers is becoming more prevalent. Throughout all markets, processing services have become increasingly complex, requiring significant capital commitments to develop, maintain and update the systems necessary to provide these advanced services at a competitive price.

Global Payments also provides money transfer services to Latinos in the United States sending money to Latin America. Our main service to these customers involves the electronic transfer of money to their families in Latin America. Unlike our major competitors in the Latin American corridor that operate an agent-based network, we generally utilize a branch-owned network strategy at the point of sale. We believe that this differentiation allows us to be more flexible and competitive when setting our prices and introducing new products and services.

As a result of continued growth in our industry, several large merchant acquirers, including us, have expanded operations both domestically and internationally. This expansion has come in the form of acquisitions, and the creation of alliances and joint ventures. We believe that the electronic payment transaction processing and money transfer industries will continue to consolidate as banks and independent processors that do not have the necessary infrastructure to participate in a highly competitive environment look to exit the business.

VISA, through its member banks, has recently announced that it will begin offering cards containing chip technology in Canada. Chip technology can securely store and encrypt confidential information. The chip is difficult to copy and has the power to be programmed with spending and usage limits, making it possible to authorize transactions off-line. Chip technology will enable a host of additional features including applications such as loyalty, access control, rewards, and public transit passes. We expect that it will take up to five years for all participants to implement the equipment necessary to accept and process the chip card compliant transactions in the Canadian marketplace. We have been working to develop a long-term plan to ensure our merchants will benefit from the migration to chip technology in the Canadian market. We believe that the technology acquired as part of the MUZO acquisition will contribute to our ability to timely migrate our Canadian platform to chip card compliant technology.

We believe the number of electronic transactions will continue to grow in the future and that an increasing percentage of these transactions will be processed through emerging technologies. To help our customers reduce their transaction costs and speed up the transaction approval process, we have integrated new technologies into our service offerings such as Internet protocol communications and check truncation or conversion at the point of sale. As new technologies like radio frequency identification or contactless payment card continue to evolve, we plan to develop new products and services that will exploit the benefits that these new technologies can offer our customers. We also believe that new emerging markets will continue to develop in areas that have been previously dominated by paper-based transactions. Industries such as quick service restaurants, government, recurring payments, and business-to-business, should continue to see transaction volumes migrate to more electronic-based settlement solutions. We believe that the continued development of new products and services and the emergence of new vertical markets will be a significant factor in the growth of our business for the foreseeable future.

Target Markets

We believe that significant global opportunities exist for continued growth in the application of electronic transaction payment processing and money transfer services. Although the United States accounts for the largest payment processing volume in the world, global expansion by financial institutions into new geographies and the increased recognition by governments for the ability of payment cards to facilitate economic growth, is rapidly transforming the electronic commerce market into a global payments opportunity. Additionally, positive migration trends led by the rapid globalization of the economy are also leading the way for increased electronic money transfer opportunities.

The rapid growth of retail credit card transactions, as well as the increased utilization of debit cards, directly correlates with the historic growth of our business. According to VISA and MasterCard, worldwide annual purchase volume increased 18% to over $2.8 trillion in 2003 which equates to approximately 12% of the $22 trillion in worldwide personal consumption expenditures.

In the United States, The Nilson Report dated February 2004 estimates that more than $1.3 trillion of annual consumer spending is charged using VISA and MasterCard cards. Based on figures reported in The Nilson Report dated May 2004, we also believe that over $197 billion (U.S.) of annual Canadian consumer spending uses VISA, MasterCard or debit as the form of payment. In Europe, credit card utilization remains underdeveloped relative to the two most developed credit markets in the world, the United States and United Kingdom. According to a 2003 report by Lafferty, if European spending patterns grew to half of the penetration rate and spending levels of the United States market, there would be an $800 billion credit card processing volume opportunity for our industry.

Equally as attractive has been the increase in the number of international immigrants, which the United Nations Population Division estimates has increased from 75 million in 1965 to 175 million at the end of 2003. The World Bank estimates that $111 billion was remitted worldwide in 2001 with over 50% of the volume originating in the United States. We estimate that approximately 35 million immigrants reside within the United States, of which over 50% are from Latin America. According to a March 2004 report released by the Inter-American Development Bank, the expected value of electronic money transfer remittances to the Latin American market at the end of 2003 was estimated to be almost $38 billion and it has been estimated that the Latin American market will continue to grow at over 10% per year for at least the next five years.

Strategy

In pursuing our business strategy, we seek to increase our penetration in existing markets, expand into new geographic regions as represented by our acquisition of MUZO in the Czech Republic, and expand into new payment areas as represented by our acquisition of DolEx in the electronic money transfer service industry. We believe that this strategy provides us with the greatest opportunity to expand our existing business, leverage our existing infrastructure, and maintain a consistent base of recurring revenues, thereby maximizing shareholder equity and acquisition returns on investment. We intend to accomplish this overall strategy as follows:

Existing offerings

In pursuing this business strategy, we intend to increase our penetration of existing markets and to further leverage our infrastructure. Our objectives to execute this strategy include the following:

•	expand distribution channels, primarily direct merchant services, ISOs, and CAPs;

•	provide the best possible customer service at levels that exceed our competitors by investing in technology, training and product enhancements;

•	grow our direct merchant services, domestic and Canadian market share by concentrating on the mid-market segment in the United States and on the small and mid-market segment in Canada;

•	grow our consumer-to-consumer money transfer customer base and market share by expanding our branch locations and offering competitive pricing;

•	provide the latest, secure, enhanced products and services by developing value-added applications, enhancing existing products, and developing new systems and services to blend technology with our customer needs;

•	focus on potential domestic and international acquisitions or investments and alliances with companies that have high growth and operate in profitable sectors of payments-related industries through compatible products and services, development capabilities and distribution capabilities.

International markets

We intend to focus on further diversification in international markets with geographic areas of payments industry growth, such as Latin America, the European Union, Central and Eastern Europe and the Asia Pacific region. We are evaluating these markets due to the following attractive characteristics:

•	current low but growing credit and debit card utilization;

•	money transfer opportunities;

•	the absence of a dominant merchant acquirer and;

•	potential to satisfy our acquisition strategy.

Infrastructure

Our focus on the existing infrastructure will center on attracting, developing and retaining talent to execute our strategy and migrate our systems to leading edge technology. We intend to continue systems integrations, primarily the consolidation of operating platforms. In addition, we expect to increase management focus on employee investments.

Maximize corporate returns

Finally, we believe we will maximize corporate returns by leveraging our core technology and operational capabilities and continue cost reduction initiatives to maximize shareholder equity and acquisition returns on investment.

Banking Regulations

As of the date of this report, Canadian Imperial Bank of Commerce, or CIBC, owns approximately 16% of our outstanding common stock. As a result of CIBC’s equity interest in our company, we are considered a subsidiary of CIBC for U.S. bank regulatory purposes. CIBC is a Canadian Bank with operations in the United States. Accordingly, CIBC is regulated in the U.S. as a foreign bank and, as a result, is subject to most of the same limitations as a U.S. bank holding company under provisions of the Bank Holding Company Act. As a subsidiary of CIBC for U.S. bank regulatory purposes, we are subject to those same regulations. We are also subject to examination by the Federal Reserve Board. As a general matter, we are able to operate our merchant services and money transfer businesses as we have historically, but our ability to expand into unrelated businesses may be limited unless they are activities that the Bank Holding Company Act allows or the Federal Reserve Board approves.

Bank holding companies may engage in the business of banking, managing and controlling banks, and in other activities so closely related to managing and controlling banks as to be a proper incident thereto. The

Gramm-Leach-Bliley Act, enacted in 1999, amended the Bank Holding Company Act to allow greater operational flexibility for bank holding companies whose U.S. depository institution subsidiaries are well-capitalized, well-managed and meet certain other conditions. Such companies are referred to as “financial holding companies”. A foreign bank also may qualify as a financial holding company if it (as well as any foreign bank affiliate that maintains a U.S. branch, agency, or commercial lending company) is well-capitalized and well-managed. Financial holding companies may engage in activities that are financial in nature, or that are incidental or complimentary to financial activities. The legislation defines securities and insurance activities as being permissible financial activities, allows certain merchant banking activities, and establishes a procedure for the Federal Reserve Board, together with the U.S. Treasury Department, to announce additional permissible activities.

As a foreign bank, CIBC may qualify for financial holding company status and has done so. If a financial holding company falls out of compliance with the well-managed, well-capitalized, or other requirements, it must enter into an agreement with the Federal Reserve to rectify the situation. The Federal Reserve may refuse to allow the financial holding company, which would include its subsidiaries, to engage in new “financial” activities may require it to cease current “financial” activities and may require it to divest its bank.

The merchant services and money transfer businesses that we conduct are permissible activities for bank holding companies (as well as financial holding companies) under U.S. law, and we do not expect the limitations described above to adversely affect our current operations. It is possible, however, that these restrictions might limit our ability to enter other businesses that we may wish to engage in at some time in the future. It is also possible that these laws may be amended in the future, or new laws or regulations may be adopted, which could adversely affect our ability to engage in our current or additional businesses.

Additionally, CIBC is subject to the Bank Act (Canada), which, among other things, limits the types of business which CIBC may conduct, directly or indirectly, and the types of investments which CIBC may make. CIBC’s shareholding in our company is currently permitted under the Bank Act.

Under the Bank Act, CIBC is permitted to continue to hold its interest in us, as long as the business undertaken by us is consistent with the applicable provisions of the Bank Act. If we undertake businesses inconsistent with the businesses in which CIBC is permitted to hold an interest, CIBC may be required, pursuant to the provisions of the Bank Act, to dispose of its shares.

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

The Office of the Superintendent of Financial Institutions (Canada), or OSFI, has recently ruled that it considers the provision of our consumer electronic money transfer business, albeit conducted outside of Canada, to be a business that is to a significant extent the business of banking and that we are therefore a foreign bank as defined in the Bank Act. Following receipt of this OSFI ruling, we applied for and received an exemption order which exempts us from most of the foreign bank provisions of the Bank Act. As a result of receiving this exemption order, we do not believe that OSFI’s determination that we are a foreign bank under the Bank Act will affect, in any material way, our ability to carry on the merchant services and funds transfer businesses in Canada or to expand into other non-banking businesses. However, there is no assurance that subsequent amendments to the Bank Act would not adversely affect our ability to carry on our business in Canada as it is conducted today. Except as discussed above, the Bank Act does not otherwise apply to us.

Money Transfer Licensing and Regulations

In the United States, most states license consumer money transfer service providers and issuers of money orders such as DolEx. The applicable state statutes and regulations typically require DolEx to obtain and maintain certain required licenses as a condition to performing these activities. These statutes and regulations generally require DolEx to: (a) satisfy minimum net worth requirements, (b) procure and maintain a surety bond with minimum statutory levels of coverage, (c) demonstrate the character and fitness of the officers and directors DolEx, and (d) subject itself to periodic financial audits.

The consumer money transfer service offering also is subject to regulation in the United States by various agencies of the federal government, which have been charged with implementing anti-money laundering statutes and certain restrictions on transactions to or from certain individuals, entities or countries in order to combat terrorism. In addition, the money transfer service offering is subject to some form of regulation in each of the Latin American settlement countries in which DolEx offers its services. These regulations include limitations on what types of entities may offer money transfer services, limitations on the amount of principal that can be moved into or out of a country, limitations on the number of money transfers that may be received by a customer, limitations on the exchange rates between foreign currencies, and regulations intended to help detect and prevent money laundering. DolEx has developed compliance programs to monitor regulatory requirements and developments, and to implement policies and procedures to help satisfy these requirements. In addition, DolEx’s use of a branch network in the U.S. for the origination of electronic money transfers rather than an agent model typically utilized by our larger competitors allows greater control over our regulatory compliance.

ITEM 2—PROPERTIES

The following summarizes the type of facilities being utilized as of May 31, 2004:

Type of Facility	Leased	Owned
Facilities in the United States:
Multi-Purpose (Operations, Sales, Administrative)	2	—
Operations/Customer Support	21	—
Sales	657	1

	680	1

International Facilities
Multi-Purpose (Operations, Sales, Administrative)	1	2
Operations/Customer Support	3	1
Sales	24	1

	28	4

Total	708	5

The principal facilities in the United States are located in Atlanta, Georgia; Dallas, Texas; Owings Mills, Maryland; Niles, Illinois and St. Louis, Missouri. Our principal international facilities are located in Mexico City, Mexico; Monterrey, Mexico; Prague, Czech Republic and Toronto, Canada. The majority of our sales facilities are DolEx originating retail branches.

We believe that all of our facilities and equipment are suitable and adequate for our business as presently conducted.

ITEM 3—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to the normal course of our business. In our opinion, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations. For additional information, refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section entitled “Airlines”.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during our fourth quarter ended May 31, 2004.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the ticker symbol “GPN”. The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2004 and 2003. We expect to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2004
First Quarter	$38.43	$31.57	$0.04
Second Quarter	45.77	36.00	0.04
Third Quarter	50.31	42.79	0.04
Fourth Quarter	51.13	42.43	0.04

Fiscal 2003
First Quarter	$36.70	$22.00	$0.04
Second Quarter	30.30	21.00	0.04
Third Quarter	32.24	26.89	0.04
Fourth Quarter	34.00	26.00	0.04

The number of shareholders of record of our common stock as of July 16, 2004 was 2,689.

ITEM 6—SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” included elsewhere in this annual report. The income statement data for each of the three fiscal years ended May 31, 2004, and the balance sheet data as of May 31, 2004 and 2003 are derived from the audited consolidated financial statements included elsewhere in this annual report. The balance sheet data as of May 31, 2002 and 2001 and the income statement data for each of the two fiscal years ended May 31, 2001 was derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2002. The balance sheet data as of May 31, 2000 is derived from the audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2001.

For Year Ended May 31,

(In thousands, except per share data)

	2004		2003		2002		2001		2000
Income statement data:
Revenue	$629,320		$516,084		$462,826		$353,195		$340,033
Operating income	112,901	(1)	93,265	(1)	71,418	(1)	53,046	(1)	63,212
Income before cumulative effect of change in accounting principle	62,443		53,300		39,839		23,668		33,047
Cumulative effect of a change in accounting principle	—		—		(15,999	)(2)	—		—

Net income	$62,443		$53,300		$23,840		$23,668		$33,047

Per share data:
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$1.66		$1.44		$1.09		$0.83		$1.24
Cumulative effect of change in accounting principle	—		—		(0.44)		—		—

Net income	$1.66		$1.44		$0.65		$0.83	(3)	$1.24	(3)

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$1.60		$1.41		$1.05		$0.82		$—
Cumulative effect of change in accounting principle	—		—		(0.42)		—		—

Net income	$1.60		$1.41		$0.63		$0.82		$—	(4)

Dividends per share	$0.16		$0.16		$0.16		$0.04	(5)	$—	(5)

Balance sheet data:
Total assets	$832,895		$518,134		$431,418		$458,604		$287,946
Line of credit	122,000		—		22,000		73,000		—
Line of credit with related party	83,109		33,900		—		—		—
Due to NDC	—		—		—		—		96,125
Obligations under capital leases	3,251		4,707		7,310		4,713		7,232
Total shareholders’ equity	449,422		366,426		296,288		271,022		119,795

(1)	Includes restructuring and other charges of $9,648, $1,257 and $10,993 in fiscal 2004, 2003 and 2002, respectively. See Note 10 of the Notes to Consolidated Financial Statements.
(2)	See Note 1 of the “Notes to Consolidated Financial Statements—Goodwill and Other Intangible Assets”.
(3)	Using the ratio of 0.8 of a share of Global Payments common stock for each share of NDC common stock held on January 31, 2001, or the Distribution Date, the date of NDC’s spin-off of its eCommerce business into Global Payments. Weighted average shares outstanding are computed by applying the distribution ratio to the historical NDC weighted average shares outstanding.
(4)	Diluted earnings per share is not presented in the selected financial data for historical periods prior to fiscal 2001 as Global Payments stock options did not exist prior to the Distribution Date.
(5)	Dividends were first paid in the fourth quarter of fiscal 2001, after the Distribution Date.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in Exhibit 99.1 to this report. See also “Cautionary Notice Regarding Forward-Looking Statements” located above “Item 1—Business”.

You should read the following discussion and analysis in conjunction with “ITEM 6—SELECTED FINANCIAL DATA” and “ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” appearing elsewhere in this annual report.

General

We are a leading payments company. As a high-volume processor of electronic transactions, we enable consumers, corporations, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. Including our time as part of National Data Corporation, now known as NDCHealth or NDC, we have provided transaction processing services since 1967. We were incorporated in Georgia as Global Payments Inc. in September 2000.

We market our products and services throughout the United States, Canada and Europe, and we also conduct business in Latin America in connection with our money transfer product offering. We operate in one business segment, electronic transaction payment processing, and provide products and services through our merchant services and money transfer offerings. Our products and services primarily target customers in many vertical industries including government, professional services, restaurants, universities, utilities, gaming, retail and health care.

Our merchant services offerings provide merchants and financial institutions with credit and debit card transaction processing, check services and terminal management. We have two basic business models that we use to market our merchant services offerings. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force, ISOs, and independent sales representatives, all of whom sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide the same basic products and services as direct merchant services, primarily to financial institutions on an unbundled basis, that in turn resell our products and their services to their merchants. Our direct merchant services offering is marketed in the United States and Canada, and our indirect merchant services are marketed in the United States, Canada and Central and Eastern Europe.

For the fiscal year ended May 31, 2004, approximately 79% of our total revenue arose from direct merchant services and approximately 12% arose from indirect merchant services. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Our money transfer product and service offerings include a variety of services such as consumer-to-consumer money transfer, financial electronic data interchange, or EDI, account balance reporting, management information and deposit reporting. For the fiscal year ended May 31, 2004, approximately 9% of our total revenue arose from money transfer services.

Our products and services are marketed through a variety of distinct sales channels that include a large, dedicated direct sales force, ISOs, independent sales representatives and an internal telesales group, originating retail branch outlets, trade associations, alliance bank relationships and financial institutions.

Executive Overview

We reported strong financial results for fiscal 2004. In fiscal 2004, revenue increased $113.2 million or 22% to $629.3 million from $516.1 million in fiscal 2003. Revenue growth was primarily driven by the growth in our direct merchant service offering in the United States and acquisitions closed in fiscal 2004. Excluding the impact of our acquisitions in fiscal 2004, our revenue grew 12% compared to fiscal 2003. Operating income was $112.9 million for fiscal 2004, compared to $93.3 million in the prior year’s comparable period, which resulted in a decrease in operating margin from 18.1% for fiscal 2003 to 17.9% for fiscal 2004. Net income increased $9.1 million or 17% to $62.4 million in fiscal 2004 from $53.3 million in the prior year’s comparable period, resulting in a $0.19 increase in diluted earnings per share from $1.41 in fiscal 2003 to $1.60 in fiscal 2004.

The operating income amounts reflect restructuring charges of $9.6 million and $1.3 million in fiscal 2004 and fiscal 2003, respectively. Operating income, excluding the effect of restructuring charges, increased $28.0 million or 30% to $122.5 million in fiscal 2004 from $94.5 million in fiscal 2003. Operating margins excluding the effect of restructuring charges increased from 18.3% in fiscal 2003 to 19.5% in fiscal 2004. Net income, excluding the impact of the restructuring and other charges, increased by $14.4 million or 27% to $68.5 million in fiscal 2004 from $54.1 million in fiscal 2003 and diluted earnings per share, on the same basis, increased $0.33 or 23% to $1.76 in fiscal 2004 from $1.43 in fiscal 2003. Management believes that reporting such results without inclusion of the restructuring and other charges is useful to investors comparing the Company’s annual and quarterly performance to prior periods, and management uses such non-GAAP measures when internally evaluating the Company’s performance as well.

On November 12, 2003, we completed the acquisition of Latin America Money Services, LLC (“LAMS”), a Delaware limited liability company which owned a majority of the outstanding equity interests in DolEx Dollar Express, Inc. (“DolEx”), a Texas corporation, and all but one share of the outstanding equity interests in DolEx Envios, S.A. de C.V. (“DolEx Envios”), a Mexican subsidiary of DolEx. The transaction was structured as a merger of GP Ventures (Texas), Inc., a Delaware corporation and wholly-owned subsidiary of Global Payments, into LAMS, with LAMS remaining as the surviving entity in the merger. We also acquired the remaining equity interests in DolEx that were not already owned by LAMS. We gave consideration of approximately $190.4 million for LAMS, DolEx and DolEx Envios through a combination of $59.7 million in cash, net of cash acquired of $8.7 million, the issuance of $114.2 million in promissory notes payable to the order of the sellers, and the issuance of common stock with an approximate fair value of $7.8 million based on the closing price of Global Payments Inc. common stock on the date the acquisition closed. On December 1, 2003, the Company repaid the promissory notes in full using its U.S. credit facility.

As a result of the transaction, LAMS, a holding company, is now a wholly-owned subsidiary of Global Payments. DolEx, the operating company, is now a wholly-owned subsidiary of LAMS and DolEx Envios, the Mexican operating company, is now a majority-owned subsidiary of DolEx because one share of DolEx Envios is owned by GP Finance, Inc., a wholly-owned subsidiary of Global Payments. We frequently refer to this transaction as the DolEx acquisition, since DolEx and DolEx Envios are the primary operating companies within the LAMS group. Concurrent with this acquisition, we changed the name of our “funds transfer” service offering to “money transfer”. The acquisition expanded our money transfer service product offerings to include electronic consumer-to-consumer money transfer, primarily in the United States to Latin American corridor. DolEx operates hundreds of originating retail branches located in the United States, and has settlement arrangements in Latin America with thousands of banks, exchange houses, and retail locations.

On February 18, 2004, we acquired 52.6% of the outstanding voting shares of MUZO, a.s. from Komerční banka, a.s., or KB, for $34.7 million in cash. Pursuant to Czech law, we completed a public tender offer on May 14, 2004 for the remaining shares of MUZO. The public tender offer resulted in Global Payments obtaining 46,576 additional shares of MUZO for the equivalent of approximately $28.8 million in cash, bringing our ownership to 98.3% of the outstanding voting shares of MUZO. We have begun the process of acquiring the remaining shares of MUZO in accordance with Czech law.

We believe that MUZO is the largest indirect payment processor in the Czech Republic. Based in Prague, MUZO employs approximately 250 employees and has served as an indirect processor for financial institutions since 1992. MUZO offers a comprehensive package of payment services including credit and debit card transaction processing services; sales, installation and management of ATMs and POS devices; and card personalization.

Finally, in fiscal 2004, we substantially completed the relocation of our corporate functions in Atlanta, except for our data center, which we expect to relocate by March 2006. The primary purpose of the relocation was to comply with an IRS requirement regarding our facility lease with NDCHealth, formerly known as National Data Corporation, which was our landlord and former parent company. We believe that this relocation is consistent with the tax-free nature of the spin-off from NDCHealth which occurred on January 31, 2001.

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

Cost of service consists primarily of the cost of operational-related personnel, including those who monitor our transaction processing systems and settlement; transaction processing systems, including third-party services such as the costs of settlement channels for consumer-to-consumer money transfer services; network telecommunications capability, depreciation and occupancy costs associated with the facilities performing these functions; and provisions for operating losses.

Sales, general and administrative expenses consist primarily of salaries, wages and related expenses paid to sales personnel, non-revenue producing customer support functions and administrative employees and management, commissions to independent contractors and ISOs, advertising costs, other selling expenses, and occupancy of leased space directly related to these functions.

Other income and expense primarily consist of minority interest in earnings, interest income and expense and other miscellaneous items of income and expense.

Results of Operations

Fiscal Year Ended May 31, 2004 Compared to Fiscal Year Ended May 31, 2003

In fiscal 2004, revenue increased $113.2 million or 22% to $629.3 million from $516.1 million in the prior year’s comparable period. We attribute this revenue growth primarily to increases in our domestic direct merchant services offering and acquisitions closed in fiscal 2004. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model. We expect fiscal 2005 revenue of $722 million to $743 million, reflecting growth of 15% to 18%, compared to $629.3 million in fiscal 2004.

The Company’s service offering revenues from external customers are as follows (dollars in millions):

	Fiscal Year Ended May 31,
	2004	2003	%Change
Merchant services	$574.2	$503.8	14%
Money transfer	55.1	12.3	348%

	$629.3	$516.1	22%

Merchant services

Our merchant services offering revenue increased 14% in fiscal 2004. This revenue growth includes $10.2 million in revenue from the MUZO acquisition. We continue to expect MUZO’s revenue to grow in the mid-to-high single-digit range for fiscal 2005 as we work on our strategy to expand MUZO into other geographic areas. These projections include the previously disclosed and expected loss of a significant customer who provided notice of its intent to move the business prior to the closing of the MUZO acquisition which was previously disclosed.

We experienced continued growth in our domestic direct merchant channel by continuing to sign mid-market merchants in various vertical markets to maintain our diversification. The increase in revenue reflects high-teen transaction growth in our domestic direct card merchant channel, primarily driven by increases in our ISO sales channel. We believe this transaction growth is compared favorably to industry trends. According to The Nilson Report dated February 2004, industry growth averaged 12%. Our domestic average dollar value of transaction, or average ticket, remained stable and we experienced an increase in our domestic average discount revenue per dollar value volume, or spread, for fiscal 2004 compared to fiscal 2003.

Our Canadian transactions processed for fiscal 2004 grew in the low to mid-single digits compared to the prior year. This reflects the impact of the recent removal from our portfolio of certain lower margin, higher risk merchants, such as airlines and travel agencies. The average ticket and spread in Canada declined in fiscal 2004 compared to the prior year. The declines in average ticket and spread are primarily due to the recent mix of merchant signings, such as the addition of petroleum and grocery retailers, and the strategic removal of certain lower margin, higher risk merchants. The decline in Canadian revenue was more than offset by a stronger year-over-year Canadian currency exchange rate. We expect stronger results in Canada as the impact from last summer’s SARs crisis and our decision to exit certain, higher risk, lower margin merchants annualize during fiscal 2005.

These revenue growth factors were partially offset by continued and expected high-teen declines in our domestic indirect channel. These declines are attributed to the industry consolidation of financial institutions and competitive pricing pressures.

Money transfer

Our revenue growth from the money transfer offering in fiscal 2004 includes an additional $42.5 million relating to our DolEx acquisition completed on November 12, 2003.

The consumer-to-consumer money transfer service offering revenue is primarily driven by transaction levels and unit pricing. Consumer-to-consumer money transfer transactions for the year experienced double-digit growth, primarily due to continued industry growth, additional U.S. originating branch locations, and a more competitive unit pricing strategy compared to the prior year. Our business strategy is to competitively price our money transfer services, which we believe will further expand our customer base and increase our market share. Further, our use of fixed-cost employees rather than variable-cost agents at the originating point of sale enhances this strategy, as higher transaction levels will provide enhanced future leverage. For fiscal 2005, we anticipate that revenue will expand in the low teens compared to fiscal 2004. In addition, we continue to expand our settlement reach throughout the Latin America market with approximately 10,000 convenient location choices for our customers.

Operating expenses

Cost of service increased by $29.1 million or 11% from $260.3 million in fiscal 2003 to $289.4 million in fiscal 2004. As a percentage of revenue, cost of service decreased to 46% in fiscal 2004 from 50% in the prior year. This decrease in cost of service as a percentage of revenue is primarily due to the integration of our acquisitions, other cost reduction initiatives, and the achievement of a greater economy of scale with our operating expenses. The increase in the cost of service expense is primarily attributable to the increased operating expenses and acquired intangible asset amortization through our recent acquisitions.

Sales, general and administrative expenses increased by $56.1 million or 35% to $217.4 million in fiscal 2004 from $161.3 million in the prior year. As a percentage of revenue, these expenses increased to 35% for fiscal 2004 compared to 31% for fiscal 2003. The increase in sales, general and administrative expenses and the increase in such expenses as a percentage of revenue is primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO business generally produces lower margins than the other direct business due to the ongoing commission payments to the ISOs. This commission model differs from our other sales channels where the commissions are paid for a finite period. In addition, these increases are attributed to ongoing investments made in our direct sales channels, business development costs, and additional sales, general and administrative expenses inherited in connection with our recent acquisitions.

During the fourth quarter of fiscal 2003, we announced the closure and consolidation of three operating facilities and their related functions into existing operating centers. We implemented the plan in April 2003 and completed it in the fourth quarter of fiscal 2004. Our facility closure plan included the following:

•	closing our Cleveland location which housed our merchant settlement function and consolidating it in our Baltimore facility;

•	relocating our terminal deployment and related services from our Winston-Salem facility to our Baltimore and St. Louis facilities; and

•	closing our Salt Lake City check operating facility and relocating to our primary check operating facility in Niles, Illinois.

In addition to these activities, in the fourth quarter of fiscal 2004, we incurred restructuring costs of $2.7 million associated with the termination and position elimination of an executive officer.

Total costs and expenses associated with these activities were approximately $10.9 million. One-time employee termination benefits were approximately $8.4 million and the balance relates to contract termination and other related facility closure costs and expenses. In the fiscal years 2004 and 2003, we recognized net restructuring charges of $9.6 million and $1.3 million, respectively. See Note 10 in the “Notes to Consolidated Financial Statements” for additional information.

Operating income

Operating income increased $19.6 million or 21% to $112.9 million for fiscal 2004 compared to $93.3 million in the prior fiscal year. This resulted in an operating margin of 17.9% for fiscal 2004 compared to 18.1% for fiscal 2003. This increase in operating income and related margin decrease includes restructuring charges of $9.6 million or 1.5% of revenue and $1.3 million or 0.2% of revenue in fiscal 2004 and fiscal 2003, respectively. The changes in operating income and operating margins are primarily due to the revenue growth factors and benefits from acquisition integration and other cost factors described further above. These improvements are partially offset by the impact of restructuring charges. We anticipate an operating income margin of 19.5% to 19.8% for fiscal 2005.

Other income/expense

Other income/expense increased as a net expense by $5.1 million to $13.2 million for fiscal 2004 compared to $8.1 million in the prior fiscal year. This increase is primarily due to increases in the minority interest expense of $4.0 million resulting from the minority interest in earnings of MUZO (of which we owned 52.6% from the acquisition date until May 14, 2004) and increases in earnings from our existing alliance with Comerica Bank in fiscal 2004 compared to fiscal 2003.

The increase in interest expense is due to additional borrowing in the second half of fiscal 2004 used to finance our acquisitions. The increases in other expenses were partially offset by a gain of approximately $0.6 million from the sale of stock in an unrelated public company included in interest and other income. Global Payments initially received these shares in partial consideration for the sale of a business in June 2000. Excluding the impact of the non-recurring gain from the stock sale, for fiscal 2005, we anticipate the net of our other income and expense to be approximately the same rate as fiscal 2004.

Net income

Net income increased $9.1 million or 17% to $62.4 million in fiscal 2004 from $53.3 million in the prior year, resulting in a $0.19 increase in diluted earnings per share to $1.60 in fiscal 2004 from $1.41 in the prior fiscal year. This increase in net income and diluted earnings per share includes restructuring charges of $6.0 million, net of tax, or $0.16 diluted earnings per share and $0.8 million, net of tax, or $0.02 diluted earnings per share, in fiscal 2004 and fiscal 2003, respectively. For fiscal 2005, we anticipate lowering our effective tax rate to 37.0% from 37.4% in the prior year, due to tax planning initiatives and the impact of lower income tax rates in the Czech Republic. We expect diluted earnings per share to be $1.96 to $2.05 for fiscal 2005.

Fiscal Year Ended May 31, 2003 Compared to Fiscal Year Ended May 31, 2002

In fiscal 2003, revenue increased $53.3 million or 12% to $516.1 million from $462.8 million in fiscal 2002. Revenue growth was primarily driven by the growth in our direct merchant service offering in the United States and Canada. Excluding the impact of the National Bank portfolio acquisition that annualized in October 2002, and a stronger Canadian dollar relative to the prior year, our full year revenue growth was approximately 8%. Domestically, our direct card transactions growth ranged in the mid-teens which compared favorably to market trends of 12% for credit and debit card growth per The Nilson Report dated March 2003. We believe our transaction growth rates compared to the market trends, demonstrated that we continued to gain market share in both our domestic direct and ISO sales channels. Our domestic average dollar value of transaction and net revenue per transaction remained stable for the year, which we believe was a result of our diversified mid-market segmentation. The number of Canadian transactions continued to grow in the mid to high single digits. In addition, our Canadian average dollar value of transaction and net revenue per transaction held relatively constant as we continued to further penetrate the Canadian market and by cross-selling between our VISA and MasterCard portfolios. Historically, the transaction growth in Canada was slower than our domestic transaction growth due to the maturity of the Canadian market. However, the revenue impact of slower Canada transaction growth in fiscal 2003 was slightly offset by the change in foreign exchange rates.

Our direct merchant service revenue growth was partially offset by expected declines in the mid-teens of our indirect and money transfer businesses. The decline in revenue from indirect merchant services was primarily a result of the consolidating financial institution market. Revenue from the money transfer business declined 10% to $12.3 million in fiscal 2003, compared to $13.7 million in fiscal 2002, partially due to the consolidation of our Operations in the United Kingdom and discontinuance of new business development activities through our Operations in the United Kingdom, previously announced during our fiscal 2002 fourth quarter. We also eliminated non-recurring product revenue from our money transfer business.

Cost of service increased $8.2 million or 3% from $252.1 million in fiscal 2002 to $260.3 million in fiscal 2003. As a percentage of revenue, cost of service decreased to 50% in fiscal 2003 from 54% in fiscal 2002. This decrease in cost of service as a percentage of revenue was primarily due to the integration of our recent acquisitions and the implementation of cost reduction initiatives, including facility consolidations.

The increase in cost of service expenses for fiscal 2003 from the prior year’s comparable period was primarily due to variable direct costs associated with the revenue increase, an increase in our provision for operating losses and non-recurring conversion costs, such as duplicate labor, relating to the National Bank back-end conversion, completed in early October 2002. The increase in provision for operating losses in fiscal 2003 was a result of the increase in credit and debit card volumes processed and losses associated with merchant fraud.

Sales, general and administrative expenses increased $33.0 million or 26% to $161.3 million in fiscal 2003 from $128.3 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 31% for fiscal 2003, compared to 28% for fiscal 2002.

The increase in sales, general and administrative expenses in fiscal 2003, compared to the prior year comparable period was due to growth in commission payments to ISOs and the higher level of sales infrastructure and related costs to grow revenue. The increase in sales, general and administrative expenses as a percentage of revenue was due to the increase in ISO related commission payments. The ISO business generally produced lower margins than the other direct business due to the ongoing commission payments to the ISOs.

In the fourth quarter fiscal 2003, we initiated the closure and consolidation of three operating facilities and their related functions into existing operating centers. The fourth quarter and full year fiscal 2003 results included a net restructuring charge of $1.3 million related to the consolidation plan.

During fiscal 2002, we incurred restructuring and other charges of $11.0 million. During the fourth quarter of fiscal 2002, we completed plans for the closing of four locations including associated management and staff reductions. Of the $11.0 million in charges, $1.5 million related to facility closing costs; $6.7 million related to severance and related costs; and $2.8 million related to other costs. See Note 10 in the “Notes to Consolidated Financial Statements” appearing elsewhere in this report for more details on the restructuring and other charges incurred in both fiscal years.

Operating income was $93.3 million for fiscal 2003, compared to $71.4 million in the prior year’s comparable period. This resulted in an increase in operating margin from 15.4% for fiscal 2002 to 18.1% for fiscal 2003. This operating income and related operating margin reflects restructuring and other charges of $1.3 million and $11.0 million in fiscal 2003 and 2002, respectively. The changes in operating income and operating margins were due to the revenue and cost factors described above. The fixed cost nature of the business resulted in higher income in fiscal 2003 than in fiscal 2002.

In fiscal 2002, we recorded a charge of $16.0 million, net of tax, for the cumulative effect of a change in accounting principle related to an indefinite life intangible asset, a trademark, with a carrying value of $24.6 million at June 1, 2001. The trademark was acquired on April 1, 1996 with the purchase of 92.5% ownership interest in MasterCard International’s Merchant Automated Point-of-Sale Program, or MAPP. The value of the trademark related to the use of the MAPP name and logo. In connection with the spin-off from NDC, we launched a rebranding effort under the Global Payments Inc. name and logo. In addition, effective June 1, 2001, we purchased MasterCard’s remaining minority interest, ending all existing marketing alliances with MasterCard, and conducted a study related to the future use of the trademark. In fiscal 2002, we completed an appraisal with an independent valuation firm of the fair value of the trademark as of June 1, 2001, the implementation date of SFAS No. 142. Based on the lack of continuing use of the MAPP trademark as of June 1, 2001, the fair value of the trademark was determined to be zero. In accordance with SFAS No. 142, the $24.6 million ($16.0 million, net of tax, or $0.42 diluted earnings per share) was written off as of June 1, 2001 and recorded as a cumulative effect of a change in accounting principle.

Net income increased $29.5 million or 124% to $53.3 million in fiscal 2003 from $23.8 million in the prior year’s comparable period, resulting in a $0.78 increase in diluted earnings per share to $1.41 from $0.63. This net income and diluted earnings per share reflected restructuring and other charges, net of tax, of $0.8 million or $0.02 diluted earnings per share and $6.8 million or $0.18 diluted earnings per share in fiscal 2003 and 2002, respectively. Also, net income for fiscal 2003 was comparable to income before cumulative effect of a change in accounting principle in fiscal 2002, since there were no changes in accounting principle recorded in fiscal 2003. Our effective tax rate was 37.4% in fiscal 2003 as compared to 38.2% in fiscal 2002, as a result of the impact of our acquisitions and tax planning initiatives.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At May 31, 2004, we had cash and cash equivalents totaling $34.5 million.

Net cash provided by operating activities increased $63.0 million to $92.2 million in fiscal 2004 from $29.2 million in fiscal 2003. The increase in cash flow from operations was due to the increase in net income and the timing of net settlement processing receivable and accounts payable and accrued liabilities. The increase in the net settlement processing receivable is due to timing, and higher processing volume in our direct merchant services offering and the impact of providing a majority of our Canadian VISA merchants with same-day value, which is standard practice in Canada. See discussion under “Credit Facilities” for further details on same-day value. These increases were partially offset by the change in prepaid expenses resulting from our prepayment to a major vendor in exchange for a discount.

Net cash used in investing activities increased $127.7 million to $146.8 million in fiscal 2004 from $19.1 million in fiscal 2003 due to the increase in business acquisition activities. On November 12, 2003, we completed our DolEx acquisition at a purchase price of approximately $190.4 million, through a combination of $59.7 million in cash, net of acquired cash of $8.7 million, the issuance of $114.2 million in promissory notes payable to the sellers, and the issuance of approximately 232,000 shares of our common stock with an approximate fair value of $7.8 million based on the closing price of Global Payments Inc. common stock on the date the acquisition closed. On December 1, 2003, we repaid the notes in full using our U.S. credit facility. On February 18, 2004, we completed our acquisition of 52.6% of MUZO’s outstanding shares at a purchase price of approximately $34.7 million in cash, net of cash acquired of $1.0 million. We completed a public tender offer on May 14, 2004 for the remaining shares of MUZO. The public tender offer resulted in Global Payments obtaining 46,576 additional shares of MUZO for the equivalent of $28.8 million in cash, bringing our ownership to 98.3% of the outstanding voting shares of MUZO. The amounts necessary to acquire our interest in MUZO was financed using our U.S. credit facility.

Capital expenditures increased $6.7 million from $17.9 million in fiscal 2003 to $24.6 million in fiscal 2004 due to investments in software, infrastructure and Canadian merchant terminals. In fiscal 2005, we expect approximately $25 to $35 million in total capital spending primarily to invest in ongoing capital for our recent acquired businesses, as well as systems development and hardware relating to our next generation front-end processing system, which we anticipate will be completed over the next two years.

Net cash provided by financing activities increased $47.8 million to $50.1 million in 2004 from $2.3 million in fiscal 2003. This increase was primarily due to our borrowings on our U.S. credit facility to fund our recent acquisitions, net of the payoff of the $114.2 million in notes payable to the sellers of DolEx. The increase in financing activities was also due to our net borrowings on our Canadian line of credit which is restricted for merchant funding. This reflects the net borrowings required to provide Canadian VISA merchants with same-day value. These borrowings increased primarily due to increased consumer credit card spending and the impact of transferring approximately $40 million from our Canadian to our U.S. cash accounts to minimize our borrowings on our U.S. lines of credit in fiscal 2004. This cross-border cash transfer reduced the amount of our cash which we utilized in the Canadian settlement processing cycle and increased our borrowings on the CIBC credit facility. As of May 31, 2003, we repaid our outstanding balance on our U.S. credit facility of $22 million.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of May 31, 2004, we do not have any material capital commitments, other than commitments under capital and operating leases or planned expansions—see “Commitments and Contractual Obligations” below for more details.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our cash flow strategy has remained unchanged and is to first pay off debt, second, to continue to make capital investments in our business and third, to pursue acquisitions that meet our growth strategies.

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

In addition, the facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the credit facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. This agreement replaces our prior credit facilities with U.S. banks, which had an aggregate capacity of $150 million. As of May 31, 2004, we had $122 million outstanding on our U.S. credit facilities. Unless we have additional acquisitions or other capital needs, we intend to pay off this amount in fiscal year 2005. No amounts were outstanding on our U.S. credit facilities as of May 31, 2003.

We also have a credit facility from CIBC that provides a line of credit up to $175 million (Canadian), approximately $128 million (U.S.) based on exchange rates existing on May 31, 2004, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit cards. This line has a variable interest rate based on market rates and it contains certain financial and non-financial covenants and events of default customary for financings of this nature. This credit facility is secured by a first priority security interest in our accounts receivable from VISA Canada/International, and has been guaranteed by certain of our subsidiaries. This guarantee is subordinate to our U.S. credit facility. The credit facility was originally scheduled to expire on December 9, 2003, but the expiration date has been extended until October 31, 2004. We are currently negotiating the syndication of this facility among CIBC and a group of U.S. lenders and expect to receive future periodic extensions (if necessary) until we complete the syndication.

The third amendment of the CIBC credit facility, executed in December 2002, provides for the incurrence of interest costs in connection with offering merchants “same day value” for their deposits. Same day value, which has been an accepted industry practice in Canada for several years, is the practice of giving merchants same day value for their sales transactions, even though their deposits are made at a later date. Essentially, merchants’ deposits are backdated to the date of the applicable sales transaction. In order to continue offering “same day value” to our merchants in Canada after the execution of the third amendment to the CIBC credit facility, we have been required to draw on our CIBC credit facility to pay merchants in advance of the date we receive the corresponding funds from VISA Canada/International resulting in a net merchant processing receivable. In contrast, under the terms of the CIBC credit facility prior to the execution of the third amendment, CIBC credited the merchants’ deposit accounts for their sales transactions on the day of the transaction and we reimbursed CIBC when we received the corresponding funds from VISA Canada/International without incurring a short term loan. At May 31, 2004 and 2003, there was $113.2 million and $46.3 million (Canadian), or approximately $83.1 million and $33.9 million (U.S.), respectively, outstanding on this credit facility, based on then existing exchange rates. The amount borrowed is restricted in use to pay merchants and is generally received from VISA Canada/International on the following day.

Airlines

We currently process card transactions for Air Canada, the single largest airline in Canada, which according to its Annual Information Form, filed with the Canadian Securities Administrator and dated May 19, 2004, held approximately 52% of the Canadian domestic market share and approximately 43% of the Canadian transborder market share during the first calendar quarter of 2004. On April 1, 2003, Air Canada filed for and obtained protection from the court under the Companies’ Creditors Arrangement Act, which generally allows a company to reorganize while it continues normal operations with the assistance of a court-appointed Monitor. It is our understanding that the court order provides for a general stay that precludes its creditors and others from taking any action against Air Canada. The purpose of the stay is to provide Air Canada with relief designed to stabilize operations and business relationships with customers, vendors, employees and creditors. The court order also provides that Air Canada shall honor all airline tickets in the usual and ordinary course of business.

In the event that Air Canada’s restructuring is not successful and it is liquidated, there will likely be limited assets available from which to pay creditor claims. If the restructuring is not successful and any of Air Canada’s liability for deferred ticket sales is unfunded and such charges are properly reversed by VISA and MasterCard cardholders, the Company may be liable for such reversed charges under the chargeback rules of these card associations. The Company maintains a reserve for such reversed charges, as described under Reserve for operating losses in Note 1 in the Notes to Unaudited Consolidated Financial Statements, but has not made any specific adjustment to that allowance as a result of the Air Canada situation. According to the Twenty-Sixth Report of the Monitor dated May 20, 2004, deferred ticket revenues for Air Canada as of March 31, 2004, representing advance ticket sales collected, were approximately $557.2 million (Canadian), or $426.2 million (U.S.), based on then existing exchange rates.

As a result of our exposure, we filed a motion for court ordered protection for our chargeback liability exposure. The supervising judge dismissed our application on the basis that the Companies’ Creditors Arrangement Act does not provide protection to credit card processors for this risk. We appealed the decision to the Court of Appeal (Ontario). The Court of Appeal upheld the supervising judge’s decision. As a consequence of the dismissal of our motion and appeal, we are compelled by court order to continue to provide VISA card processing and MasterCard card processing in accordance with the ordinary course of the processing relationship as it existed immediately prior to Air Canada’s filing under the Companies’ Creditors Arrangement Act or CCAA. However, effective June 1, 2003, we were permitted to collect our fee revenue daily (also known as daily discount) or as we process card transactions. This has significantly mitigated our exposure to potential losses from unpaid fees.

The VISA merchant processing agreement expires on April 30, 2005 and the MasterCard merchant processing agreement expired on or about January 1, 1997. We intend to terminate the VISA processing relationship as soon as the VISA merchant processing agreement expires, and the MasterCard processing relationship at our earliest opportunity following Air Canada’s emergence from its proceedings under the CCAA. At this time, it is not clear when we will be able to terminate such processing relationships. Our revenue from the Air Canada relationship represents less than 1% of our consolidated revenue.

In connection with the acquisition of the merchant acquiring business of CIBC in March 2001, CIBC agreed to reimburse Global Payments for certain chargeback and credit loss exposure, and on March 20, 2004, this reimbursement obligation expired. According to a March 2003 affidavit of an Air Canada officer, 80% of Air Canada customers elect to pay using credit cards and, of those credit card users, 29.3% use VISA cards and 8.4% use MasterCard cards. As a result of the expiration of CIBC’s reimbursement obligation, the Company estimates that its maximum potential chargeback liability exposure relative to Air Canada as of March 31, 2004 was $168-$178 million (Canadian), or $128-$138 million (U.S.), based on exchange rates in existence on March 31, 2004. This estimate is based on the information contained in the Air Canada affidavit and the information contained in the Twenty-Sixth Report of the Monitor. We believe that maximum potential chargeback liability exposure as of May 31, 2004 is not materially different than the exposure as of March 31, 2004, which is the latest date for publicly available information necessary to determine our exposure.

We are continuing to closely monitor Air Canada’s restructuring. Based on information currently available to us, which primarily consists of publicly available information, we believe a material loss is unlikely as long as Air Canada continues to honor all airline tickets in the ordinary course of business and any losses from this relationship are not factored into our expectations and guidance for fiscal year 2005.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of May 31, 2004:

Contractual Obligation	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Line of credit	$122,000	$122,000	—	—	—
Line of credit with related party	83,109	83,109	—	—	—
Notes payable (1) (Note 8)	10,886	3,409	3,921	3,150	406
Capital lease obligations (1) (Note 12)	3,251	1,190	2,061	—	—
Operating leases (Note 12)	68,700	13,001	23,936	16,751	15,012
Purchase obligations	3,598	1,700	538	680	680

	$291,544	$224,409	$30,456	$20,581	$16,098

Note:	This table excludes other obligations that we may have, such as employee benefit plan obligations, and other current and long-term liabilities reflected in our consolidated balance sheets.

(1)	These obligations exclude interest owed on fixed rate debt totaling $2.2 million in the aggregate.

We believe that funds from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business and the satisfaction of these obligations and commitments.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis, however, in many instances we reasonably could have used different accounting estimates, and in other instances changes in our accounting estimates are reasonably likely to occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates”. Among those critical accountings estimates that we believe are most important to an understanding of our consolidated financial statements are those that we discuss below.

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

Reserve for operating losses—We process credit card transactions for direct merchants and recognize revenue based on a percentage of the gross amount charged. Our direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We have, however, historically experienced losses due to merchant defaults.

During fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” referred to as FIN 45. We believe our potential liability for the full amount of the charge is a guarantee under FIN 45. Our liability is represented by an allowance for operational losses that is based primarily on historical experience and other relevant factors. The adoption of FIN 45 did not have a material impact on the allowance, partially due to the risk management procedures described in the preceding paragraphs, as the carrying value approximates fair value. Economic downturns or increases in merchant fraud may result in significant increases in credit related issues. As of May 31, 2004 and 2003, $6.5 million and $5.4 million, respectively, has been reserved for losses associated with merchant card processing and is included as a component of the settlement processing receivable, net. The expense associated with the valuation allowance is included in cost of service in the accompanying consolidated statements of income. Expenses of $12.5 million, $15.6 million and $9.8 million were recorded for fiscal 2004, 2003 and 2002, respectively, for these losses.

The reserve for operating losses is comprised of known losses and a historical analysis based on a percentage of credit card sales volumes processed. This estimation process has been materially accurate and reflects the approximate fair value of the obligation under FIN 45. Due to the nature of our business and the level of exposure varying upon the type of merchant, we are unable to reasonably estimate the maximum exposure we would be liable for.

We also have a check guarantee business. Similar to the credit card business, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee reserve is based on historical and projected loss experiences. As of May 31, 2004 and 2003, we had a check guarantee reserve of $4.3 million and $3.2 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets. Expenses of $12.0 million, $10.4 million and $12.4 million were recorded for fiscal 2004, 2003 and 2002, respectively, for these losses and are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance. In addition, we defer the revenue representing the fair value of the guarantee, until the guarantee is satisfied. The adoption of FIN 45 had no impact on our financial position or results of operations.

Goodwill and long-lived asset valuations—Goodwill and certain other intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, property and equipment, and other intangible assets may warrant revision or may not be recoverable. Goodwill is evaluated for impairment by applying a fair value based test. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In our opinion, the long-lived assets, including goodwill, property and equipment, and other intangible assets are appropriately valued at May 31, 2004 and May 31, 2003.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on analyses completed and described below, we do not believe that we are exposed to material market risk from changes in interest rates and/or foreign currency rates.

Interest Rate Risk

We are exposed to market risk from changes in interest rates from our liabilities (debt). This includes two notes payable issued by MUZO that were acquired. One bears interest at a fixed rate and the second bears interest at a three month floating PRIBOR (Prague InterBank Offered Rate) rate plus 2.55%. We also have a credit facility with CIBC for up to $175 million to cover the prefunding of Canadian merchants. Our credit facility with CIBC carries an interest rate primarily based on the CIBC offered rate plus 40 basis points. The CIBC offered rate is a rate determined at the sole discretion of CIBC that they are able to obtain short-term deposits of Canadian dollars in the New York interbank eurocurrency market. Our $350 million U.S. revolving line of credit has a variable interest rate based on the London Interbank Offered Rates, or LIBOR. Accordingly, we are exposed to the impact of interest rate fluctuations.

We have performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. A 10% proportionate increase in interest rates would have resulted in a decrease in net income of $0.1 million in fiscal 2004 and an immaterial impact on net income in fiscal 2003.

Foreign Currency Risk

We generate a percentage of our net income from foreign operations and, as a result, we are vulnerable to fluctuations in the Canadian dollar, Czech Koruna, Mexican peso and British pound against the United States dollar. We have performed a foreign exchange sensitivity analysis over the near term, using a 10% change in foreign exchange rates. A 10% appreciation or depreciation in exchange rate of the British pound, Czech Koruna, Mexican peso and the Canadian dollar would result in net increase or decrease of $3.4 million in net income. This analysis does not take into effect the change in revenue that may result from such a change in exchange rate.

DolEx provides money transfer services between the U.S. and Latin America. Foreign exchange risk is monitored through the business model and an aggressive risk management process. DolEx transactions are received in U.S. dollars, which require the Latin American settlement houses to obtain the foreign currency for distribution to recipients. DolEx has limited foreign exchange exposure because a majority of the transactions are settled shortly after they are initiated. Since a majority of these transactions are in different currencies, DolEx generates revenue on the foreign currency spread between the wholesale rate DolEx pays for the currency and the retail rate charged to consumers. We believe our risk management processes coupled with the short timeframe to settle the transactions after they are initiated, mitigates any risk due to foreign currency fluctuations in the money transfer offering. DolEx can also quickly engage in foreign currency purchases, as necessary, to cover its payables.

Derivative Financial Instruments

Historically, we have not entered into derivative financial instruments to mitigate interest rate fluctuation risk or foreign currency exchange rate risk, as it has not been cost effective. We may use derivative financial instruments in the future if we deem it useful in mitigating our exposure to interest rate or foreign currency exchange rate fluctuations.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Global Payments Inc.:

We have audited the accompanying consolidated balance sheets of Global Payments Inc. (a Georgia corporation) and subsidiaries (“the Company”) as of May 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No. 142 and recorded a cumulative effect of a change in accounting principle on June 1, 2001. Also as discussed in Note 10 to the Notes to Consolidated Financial Statements, in 2003 the Company changed its method of accounting for costs associated with exit or disposal activities to conform to Statement of Financial Accounting Standards No. 146.

/s/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

July 22, 2004

CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Year Ended May 31,
	2004	2003	2002
Revenues	$629,320	$516,084	$462,826

Operating expenses:
Cost of service	289,353	260,290	252,126
Sales, general and administrative	217,418	161,272	128,289
Restructuring and other	9,648	1,257	10,993

	516,419	422,819	391,408

Operating income	112,901	93,265	71,418

Other income (expense):
Interest and other income	2,358	1,183	1,600
Interest and other expense	(6,525)	(4,296)	(4,073)
Minority interest in earnings	(8,985)	(5,008)	(4,482)

	(13,152)	(8,121)	(6,955)

Income before income taxes and cumulative effect of a change in accounting principle	99,749	85,144	64,463
Provision for income taxes	37,306	31,844	24,624

Income before cumulative effect of a change in accounting principle	62,443	53,300	39,839
Cumulative effect of a change in accounting principle, net of $8,614 income tax benefit	—	—	(15,999)

Net income	$62,443	$53,300	$23,840

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$1.66	$1.44	$1.09
Cumulative effect of a change in accounting principle	—	—	(0.44)

Net income	$1.66	$1.44	$0.65

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$1.60	$1.41	$1.05
Cumulative effect of a change in accounting principle	—	—	(0.42)

Net income	$1.60	$1.41	$0.63

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

GLOBAL PAYMENTS INC.

(In thousands, except share data)

	May 31, 2004	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$34,472	$38,010
Accounts receivable, net of allowance for doubtful accounts of $757 and $733 in 2004 and 2003, respectively	47,414	44,929
Claims receivable, net of allowance for losses of $4,277 and $3,193, in 2004 and 2003, respectively	761	608
Settlement processing receivable, net	95,233	68,070
Inventory	3,051	1,348
Deferred income taxes	10,028	5,096
Prepaid expenses and other current assets	12,245	4,042

Total current assets	203,204	162,103

Property and equipment, net	97,482	51,785
Goodwill	342,012	161,216
Other intangible assets	182,658	137,898
Other	7,539	5,132

Total assets	$832,895	$518,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$122,000	$—
Line of credit with related party	83,109	33,900
Obligations under capital leases	1,190	1,456
Accounts payable and accrued liabilities	79,773	58,781
Income taxes payable	—	2,624

Total current liabilities	286,072	96,761

Notes payable	10,886	—
Obligations under capital leases, net of current portion	2,061	3,251
Deferred income taxes	46,804	19,344
Other long-term liabilities	14,520	9,111

Total liabilities	360,343	128,467

Commitments and contingencies (See Note 12)
Minority interest in equity of subsidiaries	23,130	23,241
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized and 38,068,436 and 37,132,054 shares issued and outstanding at May 31, 2004 and 2003, respectively	—	—
Paid-in capital	314,353	286,786
Retained earnings	123,995	67,582
Deferred compensation	(3,484)	(965)
Accumulated other comprehensive income	14,558	13,023

Total shareholders’ equity	449,422	366,426

Total liabilities and shareholders’ equity	$832,895	$518,134

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GLOBAL PAYMENTS INC.

(In thousands)

	Year Ended May 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$62,443	$53,300	$23,840
Adjustments to reconcile net income to net cash provided by operating activities:
Effect of cumulative effect of a change in accounting principle, pre-tax	—	—	24,613
Restructuring and other charges	4,437	—	4,199
Depreciation and amortization	22,404	20,516	18,432
Amortization of acquired intangibles	13,136	11,545	11,139
Provision for operating losses and bad debts	7,119	12,149	7,515
Minority interest in earnings	8,985	5,008	4,482
Deferred income taxes	(1,737)	10,968	(6,620)
Other	2,659	1,699	1,103
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	3,563	(1,337)	(4,422)
Settlement processing, net	(36,342)	(89,348)	69,064
Inventory	(85)	1,263	605
Prepaid expenses and other assets	(6,256)	(584)	2,502
Accounts payable and accrued liabilities	16,331	(2,382)	8,858
Income taxes, net	(4,487)	6,380	(3,449)

Net cash provided by operating activities	92,170	29,177	161,861

Cash flows from investing activities:
Capital expenditures	(24,564)	(17,926)	(22,390)
Other long term assets	—	—	(5,000)
Business acquisitions, net of acquired cash	(122,276)	(1,153)	(60,154)

Net cash used in investing activities	(146,840)	(19,079)	(87,544)

Cash flows from financing activities:
Net borrowings on (payments on) line of credit	122,000	(22,000)	(51,000)
Net borrowings on line of credit with related party	49,209	33,900	—
Principal payments on notes payable issued in consideration of acquisition	(114,229)	—	—
Principal payments under capital lease arrangements and other long-term debt	(2,853)	(2,603)	(3,279)
Stock issued under employees stock plans	11,463	5,965	6,734
Dividends paid	(6,030)	(5,918)	(5,857)
Distributions to minority interests	(9,447)	(7,008)	(6,431)

Net cash provided by (used in) financing activities	50,113	2,336	(59,833)

Effect of exchange rate changes on cash	1,019	6,382	(1,393)

(Decrease) increase in cash and cash equivalents	(3,538)	18,816	13,091
Cash and cash equivalents, beginning of year	38,010	19,194	6,103

Cash and cash equivalents, end of year	$34,472	$38,010	$19,194

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

					Accumulated Other Comprehensive Income
	Number of Shares	Paid-in Capital	Retained Earnings	Deferred Compensation	Adjustments Currency Translation	Minimum Pension Liability	Total Shareholders’ Equity
Balance at May 31, 2001	36,477	$272,243	$2,217	$(2,357)	$(1,081)	$—	$271,022

Comprehensive income
Net income			23,840				23,840
Foreign currency translation adjustment, net of tax of $861					(1,393)		(1,393)

Total comprehensive income							22,447

Stock issued under employee stock plans	310	6,883		(192)			6,691
Tax benefit from exercise of stock option		2,274					2,274
Final adjustment to spin-off dividend		(1,400)					(1,400)
Dividends paid ($0.16 per share)			(5,857)				(5,857)
Amortization of deferred compensation				1,111			1,111

Balance at May 31, 2002	36,787	280,000	20,200	(1,438)	(2,474)	—	296,288

Comprehensive income
Net income			53,300				53,300
Foreign currency translation adjustment, net of tax of $9,533					15,957		15,957
Minimum pension liability adjustment, net of tax of $(275)						(460)	(460)

Total comprehensive income							68,797

Stock issued under employee stock plans	345	5,777		(813)			4,964
Tax benefit from exercise of stock options		1,009					1,009
Dividends paid ($0.16 per share)			(5,918)				(5,918)
Amortization of deferred compensation				1,286			1,286

Balance at May 31, 2003	37,132	286,786	67,582	(965)	13,483	(460)	366,426

Comprehensive income
Net income			62,443				62,443
Foreign currency translation adjustment, net of tax of $1,112					1,861		1,861
Minimum pension liability adjustment, net of tax of $(195)						(326)	(326)

Total comprehensive income							63,978

Stock issued under employee stock plans	936	14,916		(4,458)			10,458
Stock issued in consideration of acquisition		7,845					7,845
Tax benefit from exercise of stock options		4,806					4,806
Dividends paid ($0.16 per share)			(6,030)				(6,030)
Amortization of deferred compensation				1,939			1,939

Balance at May 31, 2004	38,068	$314,353	$123,995	$(3,484)	$15,344	$(786)	$449,422

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation—Global Payments Inc. (“Global Payments” or the “Company”) is a high-volume payments processor of electronic transactions to merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. The Company’s role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. Including the Company’s time as part of National Data Corporation, now known as NDCHealth, or NDC, the Company has provided transaction processing services since 1967. The Company was incorporated in Georgia as Global Payments Inc. in September 2000.

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

Revenue recognition—

Merchant Services Offering.

The Company’s merchant services offerings provide merchants and financial institutions with credit and debit card transaction processing, check services and terminal management. Merchant services revenue is primarily based on a percentage of transaction value or on a specified amount per transaction. This revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card associations.

Check guarantee services include the process of electronically verifying the check being presented to the Company’s merchant customer through extensive databases. The Company generally guarantees the face value of the verified and guaranteed check to the merchant customer. If a verified and guaranteed check is dishonored, the Company reimburses the merchant for the check’s guaranteed value and pursues collection from the delinquent checkwriter. The Company has the right to collect the full amount of the check from the checkwriter but has historically recovered approximately 50% to 55% of the guaranteed, dishonored checks’ face value. The Company establishes a claims receivable from the delinquent checkwriter for the full amount of the guaranteed check and it establishes a valuation allowance for this activity based on historical and projected loss experience. See Reserve for operating losses below.

Revenue for the check guarantee offering is primarily derived from a percentage of the face value of each guaranteed check. The Company recognizes revenue upon satisfaction of its guarantee obligation to the merchant customer either through the check being honored or, in the case of a dishonored check, the Company paying the merchant. The check guarantee offering also earns revenue based on fees collected from delinquent checkwriters which is recognized when collected, as collectibility is not reasonably assured until that point.

Check verification services are similar to the services provided in the check guarantee offering, except the Company does not guarantee the verified checks. In addition, the Company provides collection services to the

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

merchant in the event that a check is dishonored. Revenue for this offering is primarily derived from fees collected from delinquent checkwriters and is recognized when collected, as collectibility is not reasonably assured until that point. This offering also earns revenue based on a fixed amount each merchant pays for each check that is verified. This revenue is recognized when earned, which occurs when the transaction is processed.

Terminal management products and services consist of electronic transaction payment processing terminal sales and rentals, terminal set-up, telephone training and technical support. Revenue associated with the terminal sale is considered a multiple element transaction which includes set-up and telephone training. However, terminal sale revenue is considered a single unit of accounting and is recognized when the set-up and telephone training is completed, and the merchant customer can begin processing transactions. Terminal rental revenues are recognized on a straight-line basis over the operating lease term. Revenue associated with technical support is considered a single unit of accounting and is recognized based on either a maintenance agreement, which is recognized on a straight-line basis over the maintenance contract term, or based on time and materials when the support is completed.

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

Settlement processing receivable, net—The settlement processing receivable results from timing differences in the Company’s settlement process for direct merchants. These timing differences are primarily due to the fluctuations in volume, the timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks. This balance includes cash deposits from merchant customers held as collateral to minimize contingent liabilities associated with charges properly reversed by a cardholder. See Reserve for operating losses below. As of May 31, 2004 and 2003, the Company had cash deposits of $65.9 million and $63.5 million, respectively. This balance also reflects amounts payable to beneficiaries through the Company’s money transfer offering that have not been claimed at a settlement location as of the balance sheet date.

Reserve for operating losses—The Company processes credit card transactions for direct merchants and recognizes revenue based on a percentage of the gross amount charged. The Company’s merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, the Company may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability. The Company also utilizes a number of systems and procedures to manage merchant risk. The Company has, however, historically experienced losses due to merchant defaults.

During fiscal 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Indebtedness of Others” referred to as FIN 45. The Company believes that its potential liability for the full amount of the charge is a guarantee under FIN 45. The Company’s liability is represented by an allowance for operational losses that is based primarily on historical experience and other relevant factors. The adoption of FIN 45 did not have a material impact on the allowance, partially due to the risk management procedures described in the preceding paragraphs, as the carrying value approximates fair value. Economic downturns or increases in merchant fraud may result in significant increases in credit related issues. As of May 31, 2004 and 2003, $6.5 million and $5.4 million, respectively, has been reserved for losses associated with merchant card processing and is included as a component of the settlement processing receivable, net. The expense associated with the valuation allowance is included in cost of service in the accompanying consolidated statements of income. Expenses of $12.5 million, $15.6 million and $9.8 million were recorded for fiscal 2004, 2003 and 2002, respectively, for these losses.

The reserve for operating losses is comprised of known losses and a historical analysis based on a percentage of credit card sales volumes processed. This estimation process has been materially accurate and reflects the approximate fair value of the obligation under FIN 45. Due to the nature of the Company’s business and the level of exposure varying upon the type of merchant, the Company is unable to reasonably estimate the maximum exposure the Company would be liable for.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company’s check guarantee reserve is based on historical and projected loss experiences. As of May 31, 2004 and 2003, the Company had a check guarantee reserve of $4.3 million and $3.2 million, respectively, which is included in claims receivable, net in the accompanying consolidated balance sheets. Expenses of $12.0 million, $10.4 million and $12.4 million were recorded for fiscal 2004, 2003 and 2002, respectively, for these losses and are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance. In addition, the Company defers the revenue representing the fair value of the guarantee, until the guarantee is satisfied. The adoption of FIN 45 had no impact on the Company’s financial position or results of operations.

Property and equipment—Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method. Equipment is depreciated over 2 to 5 year lives. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The Company capitalizes the costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The costs of purchased and internally developed software used to provide services to customers or internal administrative services are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed 7 years. Maintenance and repairs are charged to operations as incurred.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Global Payments completed the testing for impairment of goodwill as of June 1, 2002 using the present value of expected future cash flows and determined that the fair value of the merchant services reporting unit exceeded the carrying amount of the net assets, including goodwill of the merchant services reporting unit. The Company completed its annual goodwill impairment review as of June 1, 2003 and determined that no impairment charge to goodwill was required. No other changes in amortization periods were required for other intangible assets. See Note 4 in the Notes to Consolidated Financial Statements for additional information.

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

At June 1, 2001, the Company had one indefinite life intangible asset, a trademark with a carrying value of $24.6 million. The trademark was acquired on April 1, 1996 in connection with the purchase of a 92.5% ownership interest in MasterCard International’s Merchant Automated Point-of-Sale Program, or MAPP. The value of the trademark related to the use of the MAPP name and logo. In connection with the spin-off from NDC, the Company launched a significant rebranding effort under the Global Payments Inc. name and logo. In addition, effective June 1, 2001, the Company purchased MasterCard’s remaining minority interest, ending all existing marketing alliances with MasterCard under the MAPP brand and conducted a study related to the future use of the trademark.

In fiscal 2002, the Company obtained an appraisal from an independent valuation firm of the fair value of the trademark as of June 1, 2001, the implementation date of SFAS No. 142. Based on the lack of continuing use of the MAPP trademark as of June 1, 2001, the fair value of the trademark was determined to be zero. In accordance with SFAS No. 142, $24.6 million ($16.0 million, net of tax) was written off as of June 1, 2001 and was recorded as a cumulative effect of a change in accounting principle.

Impairment of long-lived assets—The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In management’s opinion, the long-lived assets, including property and equipment and other intangible assets, are appropriately valued at May 31, 2004 and May 31, 2003.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates (see Note 7).

Fair value of financial instruments—Management considers that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, line of credit, notes payable, accounts payable and accrued liabilities approximate fair value.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company has not used any derivative instruments and the adoption of these statements was not significant.

Foreign currency translation—The Company has foreign subsidiaries operating in Canada, Czech Republic, Mexico and the United Kingdom. The local currency of these subsidiaries is the functional currency, except for the subsidiary in Mexico whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change. Exchange gains or losses were not significant. The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of shareholders’ equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

Segment disclosure—Operating segments are defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company’s chief operating decision maker group currently operates one reportable segment—electronic transaction payment processing—therefore the majority of the disclosures required by SFAS No. 131 do not apply to the Company. The Company’s measure of segment profit is consolidated operating income. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer. Revenues from external customers from the Company’s service offerings are as follows:

	2004	2003	2002
	(in thousands)
Merchant services	$574,152	$503,827	$449,144
Funds transfer	55,168	12,257	13,682

	$629,320	$516,084	$462,826

The Company’s operations are provided in the United States, Canada and Europe. The following is a breakdown of revenues by geographic region:

	2004	2003	2002
	(in thousands)
United States	$462,443	$374,061	$340,230
Canada	155,468	140,854	120,815
Europe	11,409	1,169	1,781

	$629,320	$516,084	$462,826

The following is a breakdown of long-lived assets by geographic region:

	2004	2003
	(in thousands)
United States	$183,219	$153,340
Canada	362,982	197,559
Europe	74,214	—
Latin America	1,737	—

	$622,152	$350,899

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earning per share. The dilutive effect of stock options and restricted share grants was 1.4 million, 0.9 million shares and 1.4 million shares in fiscal 2004, 2003, and 2002, respectively. The diluted share base for the years ended May 31, 2004 and 2003 excludes incremental shares of 0.1 million and 0.7 million, respectively, related to employee stock options. These shares were excluded due to their anti-dilutive effect as a result of their option exercise prices being greater than the average market price of the common shares. No shares had an anti-dilutive effect in fiscal 2002. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31, 2004, 2003 and 2002:

	2004			2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per share
	(in thousands, except per share data)
Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$62,443	37,533	$1.66	$53,300	36,957	$1.44	$39,839	36,589	$1.09
Cumulative effect of a change in accounting principle	—	37,533	—	—	36,957	—	(15,999)	36,589	(0.44)

Net income available to common shareholders	$62,443	37,533	$1.66	$53,300	36,957	$1.44	$23,840	36,589	$0.65
Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$62,443	38,955	$1.60	$53,300	37,824	$1.41	$39,839	38,009	$1.05
Cumulative effect of a change in accounting principle	—	38,955	—	—	37,824	—	(15,999)	38,009	(0.42)

Net income available to common shareholders	$62,443	38,955	$1.60	$53,300	37,824	$1.41	$23,840	38,009	$0.63

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

At May 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Employee

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

stock-based compensation is reflected in net income for restricted stock expense recognized in the period and for stock options that have been remeasured. During fiscal year 2004, the Company recognized $3.6 million in stock-based compensation expense related to accelerated vesting of options under FIN 44, “Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25”. This expense is reflected in restructuring costs incurred in fiscal year 2004 (See Note 10). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2004	2003	2002
	(In thousands, except per share data)
Net income:
As reported	$62,443	$53,300	$23,840
Add: Stock compensation recognized under APB 25, net of related tax effects	3,463	801	682
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(6,408)	(4,281)	(3,668)

Pro forma net income	$59,498	$49,820	$20,854

Basic earnings per share:
As reported	$1.66	$1.44	$0.65
Pro forma	$1.59	$1.36	$0.57
Diluted earnings per share:
As reported	$1.60	$1.41	$0.63
Pro forma	$1.54	$1.33	$0.55

Impact of new accounting pronouncements—In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the potential impact of SFAS No. 150 and has concluded that there was not a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 addresses how to determine if an entity qualifies as a variable interest entity and how such entities should be consolidated. In December 2003, the FASB issued FIN 46R, which replaces FIN 46 and provides additional clarification of Variable Interest Entities through controlling financial interests and voting rights and when FIN 46 should not be applied. The Company has evaluated the potential impact of FIN 46R and has determined that there is no material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 2—BUSINESS ACQUISITIONS

During fiscal 2003, the Company did not acquire any material businesses. In fiscal years 2004 and 2002, the Company acquired the following businesses:

Business	Date Acquired	Percentage Ownership
Fiscal 2004
Latin America Money Services, LLC	November 12, 2003	100%
MUZO, a.s.	February 18, 2004	52.6	%(1)
MUZO, a.s.	May 14, 2004	45.7	%(1)

Fiscal 2002
MasterCard International Corporation 7.5% Minority Interest in Global Payment Systems LLC, a subsidiary of the Company	June 1, 2001	100%
National Bank of Canada (“National Bank”)—Merchant Acquiring Business	October 1, 2001	100%

(1)	As a result of the May 14, 2004 acquisition, the Company acquired an aggregate of 98.3% of the outstanding voting shares of MUZO, a.s.

These acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results are included in the Company’s consolidated statements of income from the date of the acquisition.

Fiscal 2004

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

Under the terms of the merger and related agreements, the Company gave consideration of approximately $190.4 million for LAMS, DolEx and DolEx Envios through a combination of $59.7 million in cash, net of cash acquired of $8.7 million, the issuance of $114.2 million in promissory notes payable to the order of the sellers, and the issuance of common stock with an approximate fair value of $7.8 million based on the closing price of Global Payments Inc. common stock on the date the acquisition closed. On December 1, 2003, the Company repaid the promissory notes in full using its U.S. credit facility.

Global Payments’ interest in DolEx was primarily based on a desire to establish a presence in the United States to Latin America money transfer market. The key factors that contributed to the decision to acquire DolEx include historical and prospective financial statement analysis, market share and level of competition from other

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Based in Prague, MUZO has served financial institutions since 1992 with a comprehensive package of payment services including credit and debit card transaction processing, sales, installation and servicing of ATM and POS terminals, as well as card issuing services (such as card database management and card personalization). MUZO has approximately 250 employees. The Company believes that MUZO is the largest indirect payment processor in the Czech Republic.

Pursuant to Czech law, the Company completed a public tender offer on May 14, 2004 for the remaining shares of MUZO that were not already acquired from KB. The public tender offer resulted in Global Payments obtaining 46,576 additional shares of MUZO for the equivalent of approximately $28.8 million in cash, bringing the Company’s ownership to 98.3% of the outstanding voting shares of MUZO. The Company’s acquisition of shares of MUZO was primarily based on a desire to establish a presence in the Czech Republic and the surrounding Central and Eastern European markets, which the Company believes will have superior growth potential. The key factors that contributed to the decision to acquire MUZO include historical and prospective financial statement analysis, terms of major customer contracts, market share, technological sophistication, quality of the management team and previous business development activity by other companies in the European market.

Fiscal 2004 Acquisitions—Purchase Price Allocations

The following table summarizes the preliminary purchase price allocations of the assets acquired and liabilities assumed at the date of the respective acquisition.

	LAMS	MUZO(1)
	(in thousands)
Current assets	$12,131	$8,765
Property and equipment, net	11,606	34,478
Goodwill	145,190	34,340
Customer-related intangible assets	4,749	7,271
Trademark	42,944	2,164
Other long-term assets	828	11

Total assets acquired	217,448	87,029
Current liabilities	(7,393)	(6,415)
Long-term liabilities	(19,590)	(16,701)
Minority interest in equity of subsidiaries	—	(351)

Net assets acquired	$190,465	$63,562

(1)	The MUZO acquisition was completed through two separate transactions. On February 18, 2004 the Company acquired 52.6% of the outstanding voting shares and on May 14, 2004 the Company acquired 45.7% of the outstanding voting shares.

The LAMS and MUZO customer-related intangible assets were determined to have useful lives of three and fifteen years, respectively. The trademarks acquired were deemed to have indefinite lives. The goodwill is not subject to amortization and none of the amount assigned to goodwill is expected to be deductible for tax purposes.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Fiscal 2002

MasterCard International Corporation 7.5% Minority Interest

In August 2001, Global Payments purchased the 7.5% minority interest owned by MasterCard International Corporation in Global Payment Systems LLC. The transaction was effective as of June 1, 2001, with a purchase price of $15.0 million.

National Bank of Canada—Merchant Acquiring Business

On October 1, 2001, the Company acquired National Bank of Canada’s merchant acquiring business and formed a ten-year alliance for marketing merchant payment-related products and services to National Bank of Canada’s customers. The purchase price was $45.9 million (U.S.), at the then-current Canadian exchange rate. This acquisition was completed to compliment the Company’s existing Canadian customer portfolio and broaden the Company’s presence in Canada.

Fiscal 2002 Acquisitions—Purchase Price Allocations

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in fiscal 2002 at the date of the respective acquisitions.

	National Bank Merchant Acquiring Business	MasterCard Minority Interest Buyout
	(in thousands)
Property and equipment, net	$128	$—
Customer-related intangible assets	18,473	—
Goodwill	28,934	3,338

Total assets acquired	47,535	3,338
Current liabilities	(1,587)	—
Purchased minority interest	—	11,662

Net assets acquired	$45,948	$15,000

The amount assigned to the customer-related intangible assets for the National Bank merchant acquiring business is being amortized over 17 years. Of the amount assigned to goodwill, 100% is expected to be deductible for tax purposes.

Supplemental Pro Forma Information

The following unaudited pro forma information for the fiscal 2004 acquisitions discussed above has been prepared as if the acquisitions had occurred on June 1 of each year. The information is based on historical and estimated results of the separate companies and may not necessarily be indicative of the results that would have been achieved or of results that may occur in the future. The pro forma information includes expenses for depreciation and amortization of long lived assets resulting from these transactions and interest expense related to financing costs but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

	2004	2003
	(In thousands, except per share data)
Revenue	$688,814	$618,693
Net income	$66,236	$65,014
Basic earnings per share	$1.75	$1.75
Diluted earnings per share	$1.69	$1.71

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 3—PROPERTY AND EQUIPMENT

As of May 31, 2004 and May 31, 2003, property and equipment consisted of the following:

	Range of Useful Lives in Years	2004	2003
		(In thousands)
Property under capital leases	2 - 5	$14,989	$14,989
Building	40	27,805	—
Equipment	2 - 5	74,281	55,180
Software	5	47,381	31,694
Leasehold improvements	5 - 7	3,241	3,303
Furniture and fixtures	5 - 40	5,690	5,916
Work in progress	N/A	12,744	10,056

		186,131	121,138
Less: accumulated depreciation and amortization		88,649	69,353

		$97,482	$51,785

Depreciation and amortization expense was $22.4 million, $20.5 million and $18.4 million for fiscal years 2004, 2003 and 2002, respectively.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2004 and May 31, 2003, goodwill and intangible assets consisted of the following:

	2004	2003
	(in thousands)
Goodwill	$342,012	$161,216
Trademarks	45,108	—
Customer related intangible assets	232,318	219,260

	619,438	380,476
Less: accumulated amortization	94,768	81,362

	$524,670	$299,114

Amortization expense was $13.1 million, $11.5 million and $11.1 million for fiscal years 2004, 2003 and 2002, respectively. The accumulated amortization amounts relate to the amortization of customer related intangible assets.

The estimated amortization expense for the next five fiscal years is as follows (in thousands):

2005	$13,503
2006	$12,895
2007	$9,738
2008	$8,544
2009	$8,370

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

During fiscal 2004, the Company recorded additions of $179.5 million, $45.1 million and $12.0 million to goodwill, trademark and intangibles, respectively. These additions were related to the LAMS and MUZO acquisitions further described in Note 2. The following table discloses the changes in the carrying amount of goodwill for the period ended May 31, 2004 and 2003:

	2004	2003
	(in thousands)
Balance at beginning of year	$161,216	$151,712
Goodwill acquired	179,530	—
Adjustments to goodwill for prior year acquisitions	—	799
Effect of foreign currency translation	1,266	8,705

Balance at end of year	$342,012	$161,216

Additions to intangible assets consist of trademarks and customer related intangible assets. The customer related intangible assets have weighted average amortization periods of 15 years. The trademarks are deemed to have an indefinite useful life and are not subject to amortization.

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2004 and May 31, 2003, accounts payable and accrued liabilities consisted of the following:

	2004	2003
	(In thousands)
Trade accounts payable	$26,137	$15,810
Compensation and benefits	13,369	9,725
Restructuring	4,252	3,173
Third party processing expenses	3,972	6,859
Commissions to third parties	7,886	5,249
Assessment expenses	6,920	4,304
Other	17,237	13,661

	$79,773	$58,781

NOTE 6—RETIREMENT BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all of its United States employees who have met the eligibility provisions. The defined benefit pension plan was closed to new participants beginning June 1, 1998. Benefits are based on years of service and the employee’s compensation during the highest five consecutive years of earnings out of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended. Beginning May 31, 2004, the Company ceased benefit accruals for increases in compensation levels. Expenses for fiscal 2004, 2003 and 2002 were actuarially determined. The Company uses May 31 as the measurement date for its plan.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending May 31, 2004 and a statement of funded status at May 31 for each year:

Changes in benefit obligations

	2004	2003
	(in thousands)
Benefit obligation at beginning of year	$10,193	$7,259
Service cost	—	—
Interest cost	607	572
Benefits paid	(228)	(137)
Actuarial (gain) or loss	(623)	2,499
Settlement/Curtailment	(2,354)	—

Balance at end of year	$7,595	$10,193

Changes in plan assets

	2004	2003
	(in thousands)
Fair value of plan assets at beginning of year	$5,244	$5,104
Actual return on plan assets	154	277
Employer contributions	20	—
Benefits paid	(228)	(137)

Fair value of plan assets at end of year	$5,190	$5,244

Reconciliation of funded status

	2004	2003
	(in thousands)
Funded status	$(2,405)	$(4,949)
Unrecognized net loss	1,256	4,272
Unrecognized prior service cost	—	27

Net amount recognized	$(1,149)	$(650)

Amounts recognized in Consolidated Balance Sheets

	2004	2003
	(in thousands)
Accrued benefit liability	$(2,405)	$(1,412)
Intangible asset	—	27
Accumulated other comprehensive income (pre-tax)	1,256	735

Net amount recognized	$(1,149)	$(650)

Information about accumulated benefit obligation

	2004	2003
	(in thousands)
Projected benefit obligation	$7,595	$10,193
Accumulated benefit obligation	7,595	6,656
Fair value of plan assets	5,189	5,244

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Components of Net periodic Benefit Cost

	2004	2003	2002
	(in thousands)
Service cost	$—	$—	$—
Interest cost	607	572	495
Expected return on plan assets	(414)	(407)	(502)
Net amortization and deferral	5	6	(20)
Curtailment loss	23	—	—
Amortization of net (gain) loss	298	240	67

Net pension expense (income)	$519	$411	$40

Additional Information

	2004	2003
	(in thousands)
Increase in minimum liability included in other comprehensive income	$521	$735

Weighted average assumptions used to determine benefit obligations

	2004	2003
Discount rate	6.50%	6.00%
Rate of increase in compensation levels	—	4.33%

Weighted average assumptions used to determine net periodic benefit cost

	2004	2003	2002
Discount rate	6.00%	6.50%	7.50%
Rate of increase in compensation levels	4.33%	4.33%	4.33%
Expected long-term rate of return on assets	8.00%	8.00%	10.00%

The expected long-term return on plan assets was derived by applying the weighted-average target allocation to the expected return by asset category shown in the table below. These assumptions and allocations were evaluated using input from a third party consultant. Overall, the expected return assumption for each asset class utilized is based on expectation of future returns.

Plan Assets

The consolidated pension plan weighted-average asset allocations at May 31, 2004 and 2003, by asset category are as follows:

Asset Category	2004	2003	Target Allocation during the FY ended May 31, 2004
Equity securities	60.7%	26.3%	60.0%
Debt securities	39.0%	73.3%	40.0%
Cash equivalents	0.3%	0.4%	0.0%

Total	100.0%	100.0%	100.0%

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The Company’s investment policy and strategies for plan assets involve a balanced approach to achieving its long-term investment objectives. The Company selected a blended investment approach to diversify the asset pool while reducing the risk of wide swings in the market from year-to-year. The pension plan’s investment goals are to generate a return in excess of 8.0% over a full market cycle. The investment portfolio contains enough diversification of investments to reduce risk and provide growth of capital and income. The securities investment guideline details the categories of investments that are not eligible for investment without specific approval. These include: short sales, margin transactions, commodities or other commodity contracts, unregistered securities, investment in companies that have filed a petition for bankruptcy or investments for the purpose of exercising control of management.

Cash Flows

Contributions

The Company expects to contribute $0.5 million to the Global Payments Plan in fiscal 2005.

Employee Retirement Savings Plan

The Company has a deferred compensation 401(k) Plan. The plan provides tax deferred amounts for each participant consisting of employee elective contributions and matching Company contributions. The Company contributed $1.4 million, $1.3 million and $1.2 million to the Global Payments Inc. 401(k) Plan in fiscal 2004, 2003 and 2002, respectively.

NOTE 7—INCOME TAXES

The provision for income taxes includes:

	Year ended May 31,
	2004	2003	2002
	(in thousands)
Current tax expense:
Federal	$33,529	$17,248	$17,055
State	1,387	1,240	1,495
Foreign	4,021	2,387	3,343

	38,937	20,875	21,893

Deferred tax expense (benefit):
Federal	548	10,801	4,127
State	38	866	215
Foreign	(2,217)	(698)	(1,611)

	(1,631)	10,969	2,731

Total	$37,306	$31,844	$24,624

In addition in fiscal 2002, the Company recorded $8.6 million as a tax benefit as a result of the cumulative effect of the change in accounting principle. See Note 1 in the Notes to Consolidated Financial Statements for additional information. $9.4 million of the amount recorded was a deferred tax benefit, while $0.8 million was a current tax expense. As of May 31, 2004, a $5,000 income tax receivable was included in “Prepaid expenses and other current assets”.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rates differ from federal statutory rates as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.9	1.6	1.7
Foreign income taxes	0.1	0.9	1.3
Non-deductible amortization and write-off of intangible assets	0.1	0.1	0.2
Tax credits	(0.2)	(0.2)	(0.4)
Other	1.5	0.0	0.4

Effective tax rate	37.4%	37.4%	38.2%

Deferred income taxes as of May 31, 2004 and May 31, 2003 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. The Company’s investments in certain foreign subsidiaries are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. In accordance with APB Opinion No. 23, because those earnings are considered to be indefinitely reinvested, no U.S. federal and state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. As of May 31, 2004 and 2003, principal components of deferred tax items were as follows:

	2004	2003
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$6,952	$3,732
Accrued restructuring and non-cash loss on investment	980	850
Bad debt expense	2,916	1,518
Tax credits	415	—

	11,263	6,100

Deferred tax liabilities:
Foreign currency translation	8,630	8,056
Acquired intangibles	34,352	7,582
Prepaid expenses	1,069	1,004
Property and equipment	3,988	3,706

	48,039	20,348

Net deferred tax liability	(36,776)	(14,248)
Less: Current net deferred tax asset	10,028	5,096

Net non-current deferred tax liability	$(46,804)	$(19,344)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has not established valuation allowances for these tax assets.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 8—NOTES PAYABLE

Notes payable as of May 31, 2004, consisted of the following:

2004
(in thousands)
Note payable, 8.48%, due 2009	$7,363
Note payable, floating 3 month PRIBOR + 2.55%, due 2005	3,523

$10,886

During fiscal 2004, the Company acquired two notes payable as part of the MUZO acquisition. The first note originated in January 2001 for 300 million Czech Korunas or $7.9 million U.S. based on then-existing exchange rates. This note is secured by MUZO’s operations headquarters building and land. This note has a fixed rate of 8.48% and is due in August 2009. The second note originated in June 2000 for 290 million Czech Korunas or $7.5 million U.S. based on then-existing exchange rates. This note is secured by MUZO’s operations headquarters building, land and a blank bill of exchange (negotiable instrument). The interest rate is based on a three-month floating rate of PRIBOR (Prague InterBank Offered Rate) plus 2.55% and is due in December 2005.

The aggregate maturities of notes payable for the next five fiscal years are as follows (in thousands):

2005	$3,409
2006	$2,530
2007	$1,391
2008	$1,527
2009	$1,623

NOTE 9—SHAREHOLDERS’ EQUITY

Stock Options—The Company has certain stock plans under which incentive stock options, non-qualified stock options and restricted stock has been granted to officers, key employees and directors, under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”) and a Non-Employee Director Stock Option Plan (the “Director Plan”). A summary of changes in all outstanding options and the related weighted average exercise price per share is as follows:

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
2000 Plan
Outstanding at June 1	2,927,076	$21.08	2,700,342	$16.71	2,441,003	$13.20
Granted	892,410	36.82	686,146	35.84	708,768	26.48
Cancelled	(135,709)	31.56	(205,068)	22.26	(124,999)	13.54
Exercised	(596,859)	14.47	(254,344)	13.61	(324,430)	12.83

Outstanding at May 31	3,086,918	$26.44	2,927,076	$21.08	2,700,342	$16.71

Shares available for future grant	1,445,027

Director Plan
Outstanding at June 1	67,052	$26.10	40,728	$24.55	23,920	$20.90
Granted	25,840	38.71	26,324	28.49	16,808	29.75
Cancelled	—	—	—	—	—	—
Exercised	—	—	—	—	—	—

Outstanding at May 31	92,892	$29.61	67,052	$26.10	40,728	$24.55

Shares available for future grant	307,108

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The options exercisable at the end fiscal years 2004, 2003 and 2002 are 969,977, 982,730 and 982,730, respectively.

The following table summarizes information about all stock options outstanding at May 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$10.26-$13.07	556,478	4.09	$11.85	393,422	$11.88
$14.66-$20.90	617,788	4.69	16.12	385,268	16.30
$23.45-$28.55	496,815	6.60	26.19	122,055	26.12
$29.20-$34.22	645,621	8.64	33.25	41,232	32.17
$35.10-$48.68	863,108	8.34	38.64	28,000	36.47

	3,179,810	6.68	$26.54	969,977	$17.00

The weighted-average grant-date fair value per share of options granted in fiscal 2004, 2003, and 2002 under the 2000 Plan and the Director Plan are as follows:

	2004	2003	2002
2000 Plan	$18.56	$16.29	$12.70
Director Plan	19.87	12.86	14.39

The fair value of each option granted in fiscal 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants during the respective fiscal year:

	2004	2003	2002
2000 Plan
Risk-free interest rates	3.75%	3.75%	3.75%
Expected volatility	47.00%	40.00%	45.00%
Dividend yields	0.44%	0.60%	0.70%
Expected lives	7 years	7 years	7 years

Director Plan
Risk-free interest rates	3.81%	3.75%	3.75%
Expected volatility	47.00%	40.00%	45.00%
Dividend yields	0.44%	0.60%	0.70%
Expected lives	7 years	7 years	7 years

Restricted Stock—Shares awarded under the restricted stock program are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. Awards are recorded as deferred compensation, a reduction of shareholders’ equity based on the quoted fair market value of the Company’s common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award. The compensation cost that was charged against income for restricted stock was $1.9 million, $1.3 million and $1.1 million in fiscal 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan—The Company has an Employee Stock Purchase Plan under which the sale of 1,200,000 shares of its common stock have been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the quarterly purchase period. At May 31, 2004, 194,727 shares had been issued under this plan, with 1,005,273 shares reserved for future issuance.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The weighted-average grant-date fair value per share granted in fiscal 2004, 2003 and 2002 under the Employee Stock Purchase Plan is $6.83, $4.96 and $6.90, respectively.

The fair value of each share granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2004	2003	2002
Risk-free interest rates	3.58%	3.75%	3.75%
Expected volatility	47.00%	40.00%	45.00%
Dividend yields	0.41%	0.60%	0.80%
Expected lives	3 months	3 months	3 months

NOTE 10—RESTRUCTURING AND OTHER

Effective December 31, 2002, the Company began accounting for its restructuring activities under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The following schedule details the restructuring activities from fiscal 2002 to fiscal 2004.

	Liability Balance as of May 31, 2003	Costs Incurred During Fiscal 2004		Costs Paid During Fiscal 2004		Liability Balance as of May 31, 2004
	(In thousands)
One-time employee termination benefits	$2,905	$6,747	(1)	$7,543	(1)	$2,109
Contract termination costs	268	2,261		386		2,143
Other associated costs	—	640		640		—

Totals	$3,173	$9,648		$8,569		$4,252

(1)	This amount includes $2.7 million associated with the termination of an executive officer, and it reflects the Company’s decision to eliminate the position and consolidate its functions under existing executive officer functions.

Fiscal 2003 Restructuring Activities

During the fourth quarter of fiscal 2003, the Company, consistent with its strategy to leverage infrastructure and consolidate operations, committed to a plan to close three locations and consolidate these and other functions into existing locations. The plan required associated management and staff reductions, contract termination and other facility closure costs. The Company started execution in April 2003 and completed the plan in the fourth quarter of fiscal 2004. The major components of the restructuring charge associated with these activities were as follows:

	FY 2003	FY 2004	Cumulative charge incurred as of May 31, 2004
	(In thousands)
One-time employee termination benefits	$1,657	$4,015	$5,672
Contract termination costs	—	2,531	2,531
Other associated costs	—	640	640

Subtotal	1,657	7,186	8,843
Reversal pertaining to the 2002 restructuring activities (see below)	—	(238)	(238)
Reversal pertaining to the 2001 restructuring activities	(400)	—	(400)

Total	$1,257	$6,948	$8,205

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The charge incurred for the year ended May 31, 2004 is reflected in the accompanying Consolidated Statement of Income under the caption “Restructuring and other”.

Fiscal 2002 Restructuring Activities

During the fourth quarter of fiscal 2002, the Company completed plans for the closing of four locations, including associated management and staff reductions. The Company categorized total charges of approximately $11.0 million for the year ended May 31, 2002 as follows:

	2002
	Total	Cash	Non-cash
	(In thousands)
Closed or planned closings of facilities	$1,512	$910	$602
Severance and related costs	6,715	5,884	831
Other costs	2,766	—	2,766

Totals	$10,993	$6,794	$4,199

The charges related to locations that were either already closed or had management approved plans to be closed within twelve months of incurring the charges. These charges included future minimum lease and operating payments, commencing on the planned exit timing, for all noncancelable leases under remaining terms of the locations identified, net of current and estimated future sublease income. The charges also included facility exit costs. Normal lease payments, operating costs and depreciation continued to be charged to operating expenses prior to actually vacating the specific facilities.

The severance and related costs arose from the Company’s actions to reduce personnel in areas of redundant operations and activities. These operations were those that related to the facility consolidation, recent acquisitions and integration of acquisition functions. The charges reflect specifically identified employees whose employment was terminated and who were informed by the time the charges were incurred. The non-cash costs associated with the severance and related costs reflect compensation expense due to the acceleration of the vesting of certain stock options for those employees that were terminated and had options outstanding.

The other costs incurred in the year ended May 31, 2002 related to the book value of certain current assets that were deemed to be unrecoverable after the purchase of MasterCard’s remaining minority interest in Global Payment Systems LLC.

The cash items were accrued at the time the charges were incurred. The reversals during the fiscal year were due to changes in estimates described above. As of May 31, 2004, none of the cash portion of the restructuring charges from fiscal 2002 remains accrued as a current liability in the accrued liabilities section of the balance sheet.

NOTE 11—RELATED PARTY TRANSACTIONS

As of May 31, 2004, CIBC holds approximately 16% of the Company’s outstanding common stock, which it acquired in connection with the Company’s purchase of CIBC’s merchant acquiring business in fiscal 2001. After the acquisition, CIBC provided transitional services under an agreement to provide various support services to the merchant acquiring business for a 24-month period commencing on the acquisition date of March 20, 2001. The purpose of the agreement was to facilitate the integration into the Company’s existing operations. These services included customer service, credit and debit card processing and settlement functions. Although the CIBC back-end conversion was completed in November 2001, CIBC has continued to provide certain

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

transitional services subsequent to the 24-month period based on an informal arrangement. In fiscal 2004, 2003 and 2002 the Company incurred expenses of approximately $0.4 million, $1.9 million and $20.7 million, respectively, related to these services.

In addition, the Company has a credit facility from CIBC that provides a line of credit up to $175.0 million (Canadian dollars), approximately $128.0 million U.S. dollars based on exchange rates in effect on May 31, 2004. See Note 12 in the Notes to Consolidated Financial Statements for additional information.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal 2004, 2003 and 2002 was $13.1 million, $7.8 million and $7.6 million, respectively.

Future minimum lease payments for all noncancelable leases at May 31, 2004 were as follows:

	Capital Leases	Operating Leases
	(In thousands)
2005	$1,462	$13,001
2006	1,462	13,385
2007	770	10,551
2008	—	9,009
2009	—	7,742
Thereafter	—	15,012

Total future minimum lease payments	$3,694	$68,700

Less: amount representing interest	443

Present value of net minimum lease payments	3,251
Less: current portion	1,190

Long-term obligations under capital leases at May 31, 2004	$2,061

Legal

The Company currently processes card transactions for Air Canada, the single largest airline in Canada. Revenue from the Air Canada relationship represents less than 1% of the Company’s consolidated revenue. On April 1, 2003, Air Canada filed for and obtained protection from the court under the Companies’ Creditors Arrangement Act, which generally allows a company to reorganize while it continues normal operations with the assistance of a court-appointed Monitor. The court order provides for a general stay that precludes Air Canada’s creditors and others from taking any action against Air Canada. The purpose of the stay is to provide Air Canada with relief designed to stabilize operations and business relationships with customers, vendors, employees and creditors. The court order also provides that Air Canada shall honor all airline tickets in the usual and ordinary course of business.

In the event that Air Canada’s restructuring is not successful and it is liquidated, there will likely be limited assets available from which to pay creditor claims. If the restructuring is not successful and any of Air Canada’s liability for deferred ticket sales is unfunded and such charges are properly reversed by VISA and MasterCard

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

cardholders, the Company may be liable for such reversed charges under the chargeback rules of these card associations. The Company maintains a reserve for such reversed charges, as described under Reserve for operating losses in Note 1 in the Notes to the Consolidated Financial Statements, but has not made any specific adjustment to that allowance as a result of the Air Canada situation. According to the Twenty-Sixth Report of the Monitor dated May 20, 2004, deferred ticket revenues for Air Canada as of March 31, 2004, representing advance ticket sales collected, were approximately $557.2 million (Canadian), or $426.2 million (U.S.), based on then existing exchange rates.

In connection with the acquisition of the merchant acquiring business of CIBC in March 2001, CIBC agreed to reimburse Global Payments for certain chargeback and credit loss exposure, and on March 20, 2004, this reimbursement obligation expired. According to a March 2003 affidavit of an Air Canada officer, 80% of Air Canada customers elect to pay using credit cards and, of those credit card users, 29.3% use VISA cards and 8.4% use MasterCard cards. As a result of the expiration of CIBC’s reimbursement obligation, the Company estimates that its maximum potential chargeback liability exposure relative to Air Canada as of March 31, 2004 was $168-$178 million (Canadian), or $128-$138 million (U.S.), based on exchange rates in existence on March 31, 2004. This estimate is based on the information contained in the Air Canada affidavit and the information contained in the Twenty-Sixth Report of the Monitor. The Company believes that maximum potential chargeback liability exposure as of May 31, 2004 is not materially different than the exposure as of March 31, 2004, which is the latest date for publicly available information necessary to determine the Company’s exposure.

Management is continuing to monitor Air Canada’s restructuring. Based on information currently available, which primarily consists of publicly available information, management believes a material loss to the Company is unlikely as long as Air Canada continues to honor all airline tickets in the ordinary course of business.

The Company is party to a number of other claims and lawsuits incidental to its business. In the opinion of management, the reasonably possible outcome of such matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

Line of Credit

On November 25, 2003, the Company entered into a three-year, $350 million revolving credit facility agreement with a syndicate of U.S. banks. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The facility expires in November 2006 and has a variable interest rate based on a market short-term floating rate plus a margin that varies according to the Company’s leverage position.

In addition, the facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. The Company plans to use the credit facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. This agreement replaces the Company’s prior credit facilities with U.S. banks, which had an aggregate capacity of $150 million. As of May 31, 2004 the Company had approximately $122 million outstanding on its U.S. credit facility at an interest rate of 1.85%. Unless the Company has additional acquisitions or other capital needs, the Company intends to pay off this amount in fiscal year 2005. As of May 31, 2003, there were no amounts outstanding on the Company’s U.S. credit facilities.

Line of Credit with Related Party

The Company also has a credit facility from CIBC that provides a line of credit up to $175 million (Canadian), approximately $128 million (U.S.) based on exchange rates existing on May 31, 2004, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit cards. This line has a variable interest rate based on the CIBC offered rate and it contains certain financial and non-financial

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

covenants and events of default customary for financings of this nature. The CIBC offered rate is a rate determined at the sole discretion of CIBC that they are able to obtain short-term deposits of Canadian dollars in the New York interbank Eurocurrency market. This credit facility is secured by a first priority security interest in the Company’s accounts receivable from VISA Canada/International, and has been guaranteed by certain of the Company’s subsidiaries. This guarantee is subordinate to the Company’s U.S. credit facility. The credit facility was originally scheduled to expire on December 9, 2003 but its expiration date has been extended until October 31, 2004. The Company is currently negotiating the syndication of this facility among CIBC and a group of U.S. lenders and expects to receive future periodic extensions (if necessary) until the Company completes the syndication.

The third amendment of the CIBC credit facility, executed in December 2002, provides for the incurrence of interest costs in connection with offering merchants “same day value” for their deposits. Same day value, which has been an accepted industry practice in Canada for several years, is the practice of giving merchants same day value for their sales transactions, even though their deposits are made at a later date. Essentially, merchants’ deposits are backdated to the date of the applicable sales transaction. In order to continue offering “same day value” to the Company’s merchants in Canada after the execution of the third amendment to the CIBC credit facility, the Company has been required to draw on its CIBC credit facility to pay merchants in advance of the date the Company receives the corresponding funds from VISA Canada/International resulting in a net merchant processing receivable. At May 31, 2004 and 2003, there was $113.2 million and $46.3 million (Canadian), or approximately $83.1 million and $33.9 million (U.S.), respectively, outstanding on this credit facility, based on then existing exchange rates. The amount borrowed is restricted in use to pay merchants and is generally received from VISA Canada/International on the following day. The interest rate on the CIBC credit facility at May 31, 2004 was 2.125%.

BIN/ICA Agreements

In connection with the Company’s acquisition of merchant credit card operations of banks, the Company has also entered into sponsorship or depository and processing agreements (the “Agreements”) with certain of the banks. These Agreements allow the Company to use the banks’ identification numbers (“BIN/ICA”) to clear credit card transactions through VISA and MasterCard. Certain agreements contain financial covenants, and the Company was in compliance with all such covenants as of May 31, 2004. In management’s opinion, the Company would be able to obtain alternative BIN/ICA agreements without material impact to the Company in the event of the termination of any one of these Agreements.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(In thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$34,232	$11,079	$22,966
Interest paid	3,699	2,877	4,637
Supplemental non-cash investing and financing activities:
Capital leases entered into in exchange for property and equipment	—	—	5,876
Common stock issued in consideration for acquisition (231,662 shares)	7,844	—	—
Notes payable issued in consideration for acquisition	114,229	—	—

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 14—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the two years ended May 31, 2004, and May 31, 2003 are as follows:

	Quarter Ended
	August 31	November 30	February 29	May 31
	(In thousands, except per share data)
2004
Revenue	$136,464	$148,447	$162,560	$181,849
Operating income	27,181	26,103	30,432	29,185
Net income	15,825	14,872	16,503	15,243
Diluted earnings per share	0.41	0.38	0.42	0.39

2003
Revenue	$127,728	$129,461	$124,573	$134,322
Operating income	25,317	23,755	21,783	22,410
Net income	14,613	13,582	12,097	13,008
Diluted earnings per share	0.39	0.36	0.32	0.34

GLOBAL PAYMENTS INC.

CONSOLIDATED SCHEDULE II

Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Balances	Uncollectible Accounts Write-Off	Balance at End of Period
	(In thousands)
Trade Receivable Allowances
May 31, 2002	1,198	1,255	—	1,490	963
May 31, 2003	963	1,065	—	1,295	733
May 31, 2004	733	1,357	—	1,333	757

Allowance for operational losses—Merchant card processing (1)
May 31, 2002	1,543	9,756	1,659	10,856	2,102
May 31, 2003	2,102	15,607	—	12,358	5,351
May 31, 2004	5,351	12,543	—	11,336	6,558
(1) Included in Net settlement processing receivable/payable

Allowance for claim losses—Check guarantee processing
May 31, 2002	4,445	12,354	—	13,566	3,233
May 31, 2003	3,233	10,378	—	10,418	3,193
May 31, 2004	3,193	11,992	—	10,908	4,277

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

We concluded an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2004. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of May 31, 2004, our management, including our principal executive officer and principal financial officer, concluded that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to effect, our internal controls over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference in this Item 10 information about our directors contained under the headings “Certain Information Concerning the Nominees and Directors,” “Other Information About the Board and its Committees—Committees—Audit Committee” and “—Audit Committee Financial Expert” information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be delivered in connection with our 2004 Annual Meeting of Shareholders to be held on September 21, 2004.

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

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Paul R. Garcia	52	Chairman of the Board of Directors, President and Chief Executive Officer	Chairman of the Board of Directors (since October 2002); President and Chief Executive Officer of Global Payments (since September 2000); Chief Executive Officer of NDC eCommerce (July 1999–January 2001); President and Chief Executive Officer of Productivity Point International (March 1997–September 1998); Group President of First Data Card Services (1995–1997); Chief Executive Officer of National Bancard Corporation (NaBANCO) (1989–1995).

James G. Kelly	42	Senior Executive Vice President and Chief Financial Officer	Senior Executive Vice President (since April 2004) and Chief Financial Officer (since September 2000) of Global Payments; Chief Financial Officer of NDC eCommerce (April 2000–January 2001); Managing Director with Alvarez & Marsal (March 1996–April 2000); Director with Alvarez & Marsal (1992–1996) and Associate with Alvarez & Marsal (1990–1992); and Manager with Ernst & Young’s mergers and acquisitions/audit groups (1989–1990).

Jeffery C. McWey	48	Executive Vice President and Chief Marketing Officer	Executive Vice President and Chief Marketing Officer of Global Payments (since October 2001); Former Non-Executive Chairman of Damian Services Corporation, Chicago (2000–2002); Member of the Board of Directors of The Outsourcing Institute, New York (since 2000); Senior Vice President & Group Executive of ChoicePoint Inc. (Formerly part of Equifax) (January 1999–March 2000); President of Elrick & Lavidge, Inc. (Sold from Equifax) (August 1995–June 1998); Senior Vice President & General Manager of The Marketing Services Group of Equifax Inc. (January 1994–August 1995); Vice President of The Dun & Bradstreet Corporation (March 1980–January 1994).

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Suellyn P. Tornay	43	Executive Vice President and General Counsel	Executive Vice President (since June 2004) and General Counsel for Global Payments Inc. (since February 2001); Interim General Counsel for NDCHealth (1999–2001); Group General Counsel, eCommerce Division of NDCHealth (1996–1999); Senior Attorney, eCommerce Division of NDCHealth (1987–1995); Associate at Powell, Goldstein, Frazer, & Murphy (1985–1987).

Carl J. Williams	52	President—World-Wide Merchant Acquiring	President—World-Wide Merchant Acquiring of Global Payments (since March 2004); President and CEO of Baikal Group, LLC (March 2002–February 2004); President of Spherion Assessment Group, a business unit of Spherion Inc. (NYSE: SFN) (May 1996–February 2002); Chairman and CEO of HR Easy, Inc., (acquired by Spherion Inc.) (1996–1998); Executive Vice President—National Processing Corporation, President of the Merchant Services Division (NYSE:NAP) (1992–1996); President & CEO of JBS, Inc. (1981–1992) (acquired by National Processing Corporation).

The Company has adopted a code of ethics that applies to its senior financial officers. The senior financial officers include our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions. The code of ethics is available as indicated in the section entitled “Where To Find Additional Information” prior to Part I to this Annual Report on Form 10-K.

ITEM 11—EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive compensation contained under the heading “Other Information about the Board and its Committees” and “Compensation and Other Benefits” from our proxy statement to be delivered in connection with our 2004 Annual Meeting of Shareholders to be held on September 21, 2004. The information contained in the proxy statement under the sections entitled “Shareholder Return Analysis” and “Report of the Compensation Committee” is specifically not incorporated by reference in this Item 11.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings “Common Stock Ownership of Management” and “Common Stock Ownership by Certain Other Persons” from our proxy statement to be delivered in connection with our 2004 Annual Meeting of Shareholders to be held on September 21, 2004.

The Company has three compensation plans under which equity securities of the Company are authorized for issuance. The Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan, the Non-Employee Director Stock Option Plan and Employee Stock Purchase Plan have been approved by security holders. For more information on these plans, see Note 9 to Notes to Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	3,179,810	$26.54	2,757,408
Equity compensation plans not approved by security holders:	—	—	—

Total	3,179,810	$26.54	2,757,408

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates contained under the heading “Certain Relationships and Related Transactions” from our proxy statement to be delivered in connection with our 2004 Annual Meeting of Shareholders to be held on September 21, 2004.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accountant fees and services contained under the heading “Auditor Information” from our proxy statement to be delivered in connection with our 2004 Annual Meeting of Shareholders to be held on September 21, 2004.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8—Financial Statements and Supplementary Data” of this report:

(a) 2.    Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts	59

All other schedules to our consolidated financial statements have been omitted because they are not required under the related instruction or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

(a) 3.    Exhibits

The following exhibits either (i) are filed with this report or (ii) have previously been filed with the SEC and are incorporated in this Item 15 by reference to those prior filings.

2.1	Distribution Agreement, Plan of Reorganization and Distribution dated January 31, 2001 by and between National Data Corporation and Global Payments Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement dated January 26, 2001 between Global Payments Inc. and SunTrust Bank, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2001, File No. 001-16111, and incorporated herein by reference.

4.2	Form of certificate representing Global Payments Inc. common stock as amended, filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

4.3	Agreement dated December 19, 2003 by and among the Registrant, MRY Partners, L.P. and Robert A. Yellowlees, filed as Exhibit 4.5 on form S-3 dated January 8, 2004, File No. 333-111768 and incorporated herein by reference.

10.1	Tax Sharing and Indemnification Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.2		Employee Benefits Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.3		Agreement and Plan of Merger dated August 11, 2003, filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 11, 2003, File No. 001-16111 and incorporated herein by reference.

10.4		Headquarters Sublease dated December 23, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2004, File No. 001-16111 and incorporated herein by reference.

10.5		Credit Agreement dated as of November 25, 2003, among Global Payments Inc., Bank One, N.A., and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 30, 2003, File No. 001-16111 and incorporated herein by reference.

10.6	*	Amended and Restated 2000 Long-Term Incentive Plan, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated May 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.7	*	2000 Non-Employee Stock Purchase Plan, filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.8	*	Amended and Restated 2000 Employee Stock Purchase Plan filed as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.9	*	Form of Global Payments Inc. Supplemental Executive Retirement Plan as amended, filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.10	*	Employment Agreement for Paul R. Garcia, as amended, filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.11	*	Employment Agreement for James G. Kelly, as amended, filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.12	*	Employment Agreement for Jeffery C. McWey dated October 26, 2001, filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated May 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.13		Asset Purchase Agreement with Canadian Imperial Bank of Commerce, as amended, filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.14		Investor Rights Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.15		Form of Marketing Alliance Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.16		Transition Agreement with Canadian Imperial Bank of Commerce, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.17		Stock Purchase Agreement with Canadian Imperial Bank of Commerce filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.18	Credit Agreement with Canadian Imperial Bank of Commerce filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.19	First Amendment dated May 31, 2001 to the Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce and the Lenders named therein, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002, File No. 001-16111, and incorporated herein by reference.

10.20	Second Amendment dated as of March 20, 2002 to the Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and the Lenders named therein, filed as Exhibit 10 to the Registrant’s Current Report on Form 10-Q dated February 28, 2002, File No. 001-16111, and incorporated herein by reference.

10.21	Third Amendment dated as of December 10, 2002 to the Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and the Lenders named therein, filed as Exhibit 10 to the Registrant’s Current Report on Form 10-Q dated November 30, 2002, File No. 001-16111, and incorporated herein by reference.

10.22***	Employment Agreement for Carl J. Williams dated March 15, 2004, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111.

10.23***	Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111.

10.24	Agreement and plan of Merger dated August 11, 2003, filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 11, 2003, File No. 001-16111 and incorporated herein by reference.

14 **	Code of Ethics for Senior Financial Officers

21 **	List of Subsidiaries

23.1 **	Consent of Independent Registered Public Accounting Firm

31.1 **	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2 **	Rule 13a-14(a)/15d-14(a) Certification of CFO

32 **	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.1 **	Risk Factors

*	Compensatory management agreement
**	Filed with this report
***	Compensatory management agreement and filed with this report

(b)    Reports on Form 8-K

On May 18, 2004, the Registrant filed a Current Report on Form 8-K to disclose pursuant to Item 5 and Item 7 on Form 8-K, the completion of the sale of 2,327,755 shares of Global Payments Inc. common stock through an underwritten offering by CIBC Investments Limited, a wholly-owned subsidiary of Canadian Imperial Bank of Commerce.

On May 24, 2004, the Registrant filed a Current Report on Form 8-K to disclose pursuant to Item 5 on Form 8-K, the completion of Global Payments Inc. public tender offer to acquire the remaining outstanding shares of MUZO, a.s.

(c)    Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2004.

GLOBAL PAYMENTS INC.

By:	/s/ PAUL R. GARCIA
Paul R. Garcia
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES G. KELLY
James G. Kelly
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated.

Signature	Title	Date

/s/ PAUL R. GARCIA Paul R. Garcia	Chairman of the Board	August 10, 2004

/s/ WILLIAM I JACOBS William I Jacobs	Lead Director	August 10, 2004

/s/ C. GARRY BETTY C. Garry Betty	Director	August 10, 2004

/s/ EDWIN H. BURBA, JR. Edwin H. Burba, Jr.	Director	August 10, 2004

/s/ ALEX W. (PETE) HART Alex W. (Pete) Hart	Director	August 10, 2004

/s/ RAYMOND L. KILLIAN Raymond L. Killian	Director	August 10, 2004

/s/ ALAN M. SILBERSTEIN Alan M. Silberstein	Director	August 10, 2004

/s/ MICHAEL W. TRAPP Michael W. Trapp	Director	August 10, 2004

/s/ GERALD J. WILKINS Gerald J. Wilkins	Director	August 10, 2004

GLOBAL PAYMENTS INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description

10.22	Employment Agreement for Carl J. Williams dated March 15, 2004, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111.

10.23	Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111.

14	Code of Ethics for Senior Financial Officers

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors