Form 10-Q
period 2004-08-31
GLOBAL PAYMENTS INC
filed 2004-10-04
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number 001-16111

GLOBAL PAYMENTS INC.

(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glenlake Parkway, North Tower, Atlanta, Georgia	30328-3473
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s common stock, no par value outstanding as of September 24, 2004 was 38,459,016.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended August 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Three Months Ended
	August 31, 2004	August 31, 2003
Revenues	$192,591	$136,464

Operating expenses:
Cost of service	80,440	62,162
Sales, general and administrative	70,537	45,541
Restructuring	—	1,580

	150,977	109,283

Operating income	41,614	27,181

Other income (expense):
Interest and other income	319	324
Interest and other expense	(1,642)	(575)
Minority interest in earnings	(1,881)	(1,650)

	(3,204)	(1,901)

Income before income taxes	38,410	25,280
Provision for income taxes	14,212	9,455

Net income	$24,198	$15,825

Basic earnings per share	$0.63	$0.43

Diluted earnings per share	$0.62	$0.41

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

GLOBAL PAYMENTS INC.

(In thousands, except share data)

	August 31, 2004	May 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,319	$34,472
Accounts receivable, net of allowance for doubtful accounts of $466 and $757, respectively	53,470	47,414
Claims receivable, net of allowance for losses of $4,696 and $4,277, respectively	865	761
Settlement processing receivable, net	105,656	95,233
Inventory	3,250	3,051
Deferred income taxes	10,028	10,028
Prepaid expenses and other current assets	12,605	12,245

Total current assets	209,193	203,204

Property and equipment, net	99,513	97,482
Goodwill	346,570	342,012
Other intangible assets, net	181,661	182,658
Other	6,584	7,539

Total assets	$843,521	$832,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$110,000	$122,000
Line of credit with related party	73,259	83,109
Current portion of notes payable	3,336	3,409
Obligations under capital leases	1,220	1,190
Accounts payable and accrued liabilities	75,774	79,773
Income taxes payable	11,772	—

Total current liabilities	275,361	289,481

Notes payable, net of current portion	1,755	7,477
Obligations under capital leases, net of current portion	1,745	2,061
Deferred income taxes	46,804	46,804
Other long-term liabilities	15,868	14,520

Total liabilities	341,533	360,343

Commitments and contingencies (See Note 6)

Minority interest in equity of subsidiaries	17,482	23,130

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 38,454,041 and 38,068,436 shares issued and outstanding at August 31, 2004 and May 31, 2004, respectively	—	—
Paid-in capital	319,951	314,353
Retained earnings	146,656	123,995
Deferred compensation	(3,067)	(3,484)
Accumulated other comprehensive income	20,966	14,558

Total shareholders’ equity	484,506	449,422

Total liabilities and shareholders’ equity	$843,521	$832,895

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

GLOBAL PAYMENTS INC.

(In thousands)

	Three Months Ended
	August 31, 2004	August 31, 2003
Cash flows from operating activities:
Net income	$24,198	$15,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,153	4,642
Amortization of acquired intangibles	3,515	2,877
Provision for operating losses and bad debts	1,491	1,288
Minority interest in earnings	1,881	1,650
Other, net	434	166
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(6,043)	3,248
Settlement processing, net	(12,031)	5,570
Inventory	(199)	282
Prepaid expenses and other assets	771	(431)
Accounts payable and accrued liabilities	(2,543)	(893)
Income taxes payable	11,777	6,669

Net cash provided by operating activities	30,404	40,893

Cash flows from investing activities:
Capital expenditures	(8,801)	(3,128)
Business acquisitions, net of cash acquired	(7,830)	—

Net cash (used in) investing activities	(16,631)	(3,128)

Cash flows from financing activities:
Net payments on line of credit	(12,000)	—
Net (payments) borrowings on line of credit with related party and restricted for merchant funding	(9,850)	23,973
Principal payments under long-term debt and capital lease arrangements	(6,081)	(542)
Stock issued under employee stock plans	5,581	1,484
Dividends paid	(1,537)	(1,487)
Distributions to minority interests	(2,785)	(1,962)

Net cash (used in) provided by financing activities	(26,672)	21,466

Effect of exchange rate changes on cash	1,746	(1,121)

(Decrease) increase in cash and cash equivalents	(11,153)	58,110
Cash and cash equivalents, beginning of period	34,472	38,010

Cash and cash equivalents, end of period	$23,319	$96,120

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

AUGUST 31, 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation— Global Payments Inc. (“Global Payments” or the “Company”) is a high-volume processor of electronic transactions to merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. The Company’s role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. Including the Company’s time as part of National Data Corporation, now known as NDCHealth, or NDC, the Company has provided transaction processing services since 1967. The Company was incorporated in Georgia as Global Payments Inc. in September 2000.

The unaudited consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. These financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present the Company’s financial position, results of operations, and cash flows. Intercompany transactions have been eliminated in consolidation.

The Company has prepared the unaudited consolidated financial statements included herein, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate and the information presented is not misleading. The Company suggests that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2004. The prior year presentation of certain accounts has been changed to conform with the current year presentation. In the opinion of management, the information furnished reflects adjustments of a normal and recurring nature and includes those adjustments necessary for a fair presentation of the financial information for the interim periods reported.

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

Revenue recognition—

Merchant Services Offering.

The Company’s merchant services offerings provide merchants and financial institutions with credit and debit card transaction processing, check services and terminal management. Merchant services revenue is primarily based on a percentage of transaction value or on a specified amount per transaction. This revenue is recognized when such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card associations.

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

Check verification services are similar to the services provided in the check guarantee offering, except the Company does not guarantee the verified checks. In addition, the Company provides collection services to the merchant in the event that a check is dishonored. Revenue for this offering is primarily derived from fees collected from delinquent checkwriters and is recognized when collected, as collectibility is not reasonably assured until that point. This offering also earns revenue based on a fixed amount each merchant pays for each check that is verified. This revenue is recognized when earned, which occurs when the transaction is processed.

Terminal management products and services consist of electronic transaction payment processing terminal sales and rentals, terminal set-up, telephone training and technical support. Revenue associated with the terminal sale is considered a multiple element transaction which includes set-up and telephone training. However, terminal sale revenue is considered a single unit of accounting and is recognized when the set-up and telephone training is completed, and the merchant customer can begin processing transactions. Terminal rental revenues are recognized on a straight-line basis over the operating lease term. Revenue associated with technical support is considered a single unit of accounting and is recognized based on either a maintenance agreement, which is recognized on a straight-line basis over the agreement term, or based on time and materials when the support is completed.

Money Transfer Offering.

Consumer-to-consumer money transfer revenue is earned on fees charged to customers based on the nature and amount of the transaction performed on the customers’ behalf. The Company also earns consumer-to-consumer money transfer revenue on the difference between the retail exchange rate quoted at the time when the money transfer transaction is requested and the wholesale exchange rate at the time when the currency is purchased. The fees charged to customers and currency exchange revenue is recognized when the money transfer transaction is processed through the settlement system and the funds are available to the beneficiary.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased.

Inventory—Inventory, which includes computer hardware and peripheral equipment, and electronic point of sale terminals, is stated at the lower of cost or market. Cost is determined by using the average cost method.

Settlement processing receivable, net—The settlement processing receivable results from timing differences in the Company’s settlement process for direct merchants. These timing differences are primarily due to the fluctuations in volume, the timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks. This balance includes cash deposits from merchant customers held as collateral to minimize contingent liabilities associated with charges properly reversed by a cardholder. See Reserve for operating losses below. As of August 31, 2004 and May 31, 2004, the Company had cash deposits of $67.8 million and $65.9 million, respectively. The settlement processing receivable, net also reflects amounts payable to beneficiaries through the Company’s money transfer offering that have not been claimed at a settlement location as of the balance sheet date.

Reserve for operating losses— The Company processes credit card transactions for direct merchants and recognizes revenue based on a percentage of the gross amount charged. The Company’s merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, the Company may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability. The Company also utilizes a number of systems and procedures to manage merchant risk. The Company has, however, historically experienced losses due to merchant defaults.

During fiscal 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” referred to as FIN 45. The Company believes that its potential liability for the full amount of the charge is a guarantee under FIN 45. The Company’s liability is represented by an allowance for operational losses that is based primarily on historical experience and other relevant factors. The adoption of FIN 45 did not have a material impact on the allowance, partially due to the risk management procedures described in the preceding paragraphs, as the carrying value approximates fair value. Economic downturns or increases in merchant fraud may result in significant increases in credit related issues. As of August 31, 2004 and May 31, 2004, $6.8 million and $6.5 million, respectively, has been reserved for losses associated with merchant card processing and is included as a component of the settlement processing receivable, net. The expense associated with the valuation allowance is included in cost of service in the Unaudited Consolidated Statements of Income. Expenses of $2.6 million and $3.0 million were recorded as of August 31, 2004 and 2003, respectively, for these losses.

The reserve for operating losses is comprised of known losses and a historical analysis based on a percentage of credit card sales volumes processed. Historically, this estimation process has been materially accurate and reflects the approximate fair value of the obligation under FIN 45. Due to the nature of the Company’s business and the level of exposure varying upon the type of merchant, the Company is unable to reasonably estimate the maximum exposure for which the Company would be liable.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has historically recovered less than 100% of the guaranteed checks. The Company’s check guarantee reserve is based on historical and projected loss experiences. As of August 31, 2004 and May 31, 2004, the Company had a check guarantee reserve of $4.7 million and $4.3 million, respectively, which is included in claims receivable, net in the accompanying Consolidated Balance Sheets. The expense associated with the valuation allowance is included in cost of service in the accompanying Unaudited Consolidated Statements of Income. Expenses of $3.6 million and $3.4 million were recorded as of August 31, 2004 and 2003, respectively, for these losses. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance. In addition, the Company defers the revenue representing the fair value of the guarantee, until the guarantee is satisfied. The adoption of FIN 45 had no impact on the Company’s financial position or results of operations.

Property and equipment—Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method. Equipment is depreciated over 2 to 7 year lives. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The Company capitalizes the costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The costs of purchased and internally-developed software used to provide services to customers or internal administrative services are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed 7 years. Maintenance and repairs are charged to operations as incurred.

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

Global Payments completed the testing for impairment of goodwill as of June 1, 2004 using the present value of expected future cash flows and determined that the fair value of the merchant services and money transfer reporting units exceeded the carrying amount of the net assets, including goodwill of the merchant services and money transfer reporting units. In addition, the Company has trademarks associated with fiscal 2004 acquisitions that have an indefinite life and are not being amortized. Also effective June 1, the Company completed an impairment analysis on the trademarks and has determined that the fair values exceed the carrying values. Accordingly, the Company determined that no impairment charge to goodwill or other indefinite life intangibles was required. No changes in amortization periods were required for other intangible assets.

Other intangible assets primarily represent customer-related intangible assets, such as customer relationships and merchant contracts, and trademarks associated with acquisitions. Customer-related intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 30 years. The useful lives for customer-related intangible assets are determined based primarily on information concerning start/stop dates and yearly attrition.

Impairment of long-lived assets—The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In management’s opinion, the long-lived assets, including property and equipment and other intangible assets, are appropriately valued at August 31, 2004 and May 31, 2004.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Global Payments’ effective tax rates were 37.0% and 37.4% for the periods ended August 31, 2004 and 2003, respectively.

Fair value of financial instruments—Management considers that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, line of credit, notes payable, accounts payable and accrued liabilities approximate fair value.

Derivative Instruments and Hedging Activities—Global Payments has adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company has not used any derivative instruments and the adoption of these statements was not significant to the financial statements.

Foreign currency translation—The Company has foreign subsidiaries or branches operating in Canada, the Czech Republic, Mexico, the Netherlands, and the United Kingdom. The local currency of these subsidiaries or branches is the functional currency, except for the subsidiaries or branches in Mexico and the Netherlands whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change. Exchange gains or losses were not significant. The assets and liabilities of subsidiaries or branches whose functional currency is a foreign currency are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of shareholders’ equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

Segment disclosure—Operating segments are defined by Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company’s chief operating decision maker currently operates one reportable segment—electronic transaction payment processing—therefore the majority of the disclosures required by SFAS No. 131 do not apply to the Company. The Company’s measure of segment profit is consolidated operating income. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer. Revenues from external customers from the Company’s service offerings are as follows:

	Three Months Ended August 31,
	2004	2003

	(in thousands)
Merchant services	$166,859	$133,552
Money transfer	25,732	2,912

	$192,591	$136,464

The Company’s services are provided primarily in the United States, Canada and Europe. The following is a breakdown of revenues by geographic region:

	Three Months Ended August 31,
	2004	2003
	(in thousands)
United States	$142,552	$97,375
Canada	41,258	38,840
Europe	8,781	249

	$192,591	$136,464

The following is a breakdown of long-lived assets by geographic region:

	August 31, 2004	May 31, 2004
	(in thousands)
United States	$406,677	$403,764
Canada	144,601	140,275
Europe	74,754	76,376
Latin America	1,712	1,737

	$627,744	$622,152

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earning per share. The diluted share base for the three months ended August 31, 2004 and 2003 excludes incremental shares of 0.5 million and 0.6 million, respectively, related to stock options. These shares were excluded due to their anti-dilutive effect as a result of their option exercise prices being greater than the average market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2004 and 2003:

	Three Months Ended
	August 31, 2004			August 31, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$24,198	38,162	$0.63	$15,825	37,145	$0.43
Dilutive effect of stock options and restricted stock awards	—	1,058	(0.01)	—	1,165	(0.02)

Diluted EPS:
Net income available to common shareholders	$24,198	39,220	$0.62	$15,825	38,310	$0.41

At August 31, 2004, the Company has three stock-based compensation plans. These include the Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan, the 2000 Non-Employee Director Stock Option Plan, and the 2000 Employee Stock Purchase Plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Employee stock-based compensation is reflected in net income for restricted stock expense recognized in the period and for stock options that have been remeasured. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended August 31,
	2004	2003
	(In thousands, except per share data)
Net income:
As reported	$24,198	$15,825
Add: Stock compensation recognized under APB 25, net of related tax effects	273	104
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,440)	(842)

Pro forma net income	$22,031	$15,087

Basic earnings per share:
As reported	$0.63	$0.43
Pro forma	$0.58	$0.41
Diluted earnings per share:
As reported	$0.62	$0.41
Pro forma	$0.57	$0.39

In March 2004, the FASB issued an exposure draft of a proposed standard entitled, “Share-Based Payment”, which would amend SFAS No. 123. The proposed standard would require the expensing of stock options issued by the Company. If approved by the FASB, the proposed standard as currently written would be effective on and after June 1, 2005 for the Company. Although the Company has not yet completed an analysis to quantify the exact impact the proposed standard would have on its future financial performance, the disclosures above provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provision of SFAS No. 123 to stock-based employee compensation to the current reporting periods.

NOTE 2—COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended August 31, 2004 and 2003 are as follows:

	Three Months Ended
	August 31, 2004	August 31, 2003
	(in thousands)
Net income	$24,198	$15,825
Foreign currency translation, net of tax of $2,371 and $(419), respectively	4,037	(703)

Total comprehensive income	$28,235	$15,122

NOTE 3—RETIREMENT BENEFITS

The components of net periodic benefit costs relating to Global Payments’ noncontributory defined benefit plan in accordance with SFAS No. 132 (R), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, revised 2003” are as follows:

	August 31, 2004	August 31, 2003
	(in thousands)
Service cost	$—	$—
Interest cost	122	152
Expected return on plan assets	(103)	(104)
Amortization of Prior Service Cost	—	1
Amortization of net loss	11	75

Net periodic benefit cost	$30	$124

The Company previously disclosed in its financial statements for the year ended May 31, 2004, that it expected to contribute $0.5 million to the Global Payments’ noncontributory defined benefit plan in fiscal 2005. As of August 31, 2004, no contributions have been made.

NOTE 4—BUSINESS ACQUISITIONS

Cash & Win

On June 30, 2004, Global Payments acquired Comerica Bank’s 49% interest in the Cash & Win product for $7.8 million in cash. This product had been offered through the 51% owned Global Payments Comerica Alliance since June 2001, when Comerica sold the former Imperial Bank merchant portfolio to the Global Payments Comerica Alliance. The Cash & Win product provides credit and debit card cash advance services to patrons of the gaming industry. The Company’s interest in Cash & Win was primarily based on a desire to establish a greater presence in the gaming industry and to gain increased control over Cash & Win by integrating it into our existing gaming product suite.

Purchase Price Allocations

The Cash & Win acquisition has been recorded using the purchase method of accounting, and accordingly, the purchase price for the acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results from the acquisition are included in the Company’s Unaudited Consolidated Statements of Income from the date of such acquisition.

The Cash & Win acquisition includes additional consideration that may be payable to the Company. This includes customer-based adjustments, which vary in timing up to one year from the acquisition date. When and if paid, any adjustments will result in changes to the purchase price allocation.

The following table summarizes the incremental preliminary purchase price allocations of the assets acquired and liabilities assumed at the date of acquisition.

Cash & Win
(in thousands)
Property and equipment, net	$57
Customer-related intangible assets	566
Goodwill	2,456

Total assets acquired	3,079
Purchased minority interest	4,744

Net assets acquired	$7,823

In addition, during the three month period ended August 31, 2004, additional purchase consideration of $7,000 relating to the 2004 acquisition of MUZO was incurred and allocated to goodwill.

NOTE 5—RESTRUCTURING

Fiscal 2003 Restructuring Activities

Effective December 31, 2002, the Company began accounting for its restructuring activities under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. During the fourth quarter of fiscal 2003, the Company, consistent with its strategy to leverage infrastructure and consolidate operations, committed to a plan to close three locations and consolidate these and other functions into existing locations. The plan required associated management and staff reductions, contract termination and other facility closure costs. The Company started execution of this plan in April 2003 and completed the plan in the fourth quarter of fiscal 2004. The Company incurred a total of $10.9 million associated with the fiscal 2003 restructuring activities. No restructuring charges were incurred in the first quarter of fiscal 2005 and for the comparable period in fiscal 2004, the Company incurred restructuring charges of $1.6 million. The following schedule details the changes in liability associated with these restructuring charges for the three months ended August 31, 2004:

	Liability Balance as of May 31, 2004	Costs Paid During Fiscal 2005	Liability Balance as of August 31, 2004
	(In thousands)
One-time employee termination benefits	$2,202	$841	$1,361
Contract termination costs	2,050	185	1,865

Totals	$4,252	$1,026	$3,226

NOTE 6—COMMITMENTS AND CONTINGENCIES

The Company currently processes card transactions for ACE Aviation Holdings Inc., successor in interest to Air Canada (“Air Canada”), the single largest airline in Canada. On April 1, 2003, Air Canada filed for and obtained protection from the court under the Companies’ Creditors Arrangement Act, or CCAA, which generally allows a company to reorganize while it continues normal operations with the assistance of a court-appointed Monitor. According to recent press releases, Air Canada emerged from CCAA protection on September 30, 2004.

NOTE 7—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the three months ended August 31, 2004 and 2003 are as follows:

	Three Months Ended
	August 31, 2004	August 31, 2003
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$2,280	$2,781
Interest paid	1,615	186

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2004.

General

We are a leading payments company. As a high-volume processor of electronic transactions we enable merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. Including our time as part of National Data Corporation, now known as NDCHealth or NDC, we have provided transaction processing services since 1967. We were incorporated in Georgia as Global Payments Inc. in September 2000.

We market our products and services throughout the United States, Canada and Europe, and we also conduct business in Latin America in connection with our money transfer product offering. We operate in one business segment, electronic transaction payment processing, and provide products and services through our merchant services and money transfer offerings. Our products and services target customers in many vertical industries including government, professional services, restaurants, universities, utilities, gaming, retail and health care.

Our merchant services offerings provide merchants and financial institutions with credit and debit card transaction processing, check services and terminal management. We have two basic business models that we use to market our merchant services offerings. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force, Independent Sales Organizations, or ISOs, and independent sales representatives, all of whom sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide the same basic products and services as direct merchant services, primarily to financial institutions on an unbundled basis, that in turn resell our products and their services to their merchants. Our direct merchant services offering is marketed in the United States and Canada, and our indirect merchant services offering is marketed in the United States, Canada and Central and Eastern Europe.

For the three months ended August 31, 2004, approximately 87% of our total revenue arose from our merchant services offerings. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Our money transfer product and service offerings include a variety of services such as consumer-to-consumer money transfer, financial electronic data interchange, or EDI, account balance reporting, management information and deposit reporting. For the three months ended August 31, 2004, approximately 13% of our total revenue arose from money transfer services.

Our products and services are marketed through a variety of distinct sales channels that include a large, dedicated direct sales force, ISOs, independent sales representatives and an internal telesales group, originating retail branch outlets, trade associations, alliance bank relationships and financial institutions.

Executive Overview

For the three months ended August 31, 2004, our revenue grew 41% to $192.6 million, primarily due to our acquisitions of DolEx in November 2003, and MUZO which was substantially completed in May 2004, and growth in our domestic direct merchant services offering. Operating income was $41.6 million for the three months ended August 31, 2004 compared to $27.2 million in the prior year’s comparable period, which resulted in an increase in operating margin from 19.9% for the three months ended August 31, 2003 to 21.6% for the current period. This increase was largely a result of greater economies of scale, the impact of consolidation efforts completed in fiscal 2004 and continued cost containment programs. In addition, the operating income amount for the three months ended August 31, 2003 included restructuring charges of $1.6 million or 1.2% of revenue as part of our fiscal 2003 restructuring activities. Our revenue growth and margin improvements resulted in a 53% increase in net income to $24.2 million and 51% increase in our diluted earnings per share to $0.62 per share for the three months ended August 31, 2004. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model.

On June 30, 2004, we acquired Comerica Bank’s 49% interest in the Cash & Win product for $7.8 million in cash. This product had been offered through the 51% owned Global Payments Comerica Alliance since June 2001, when Comerica sold the former Imperial Bank merchant portfolio to the Global Payments Comerica Alliance. The Cash & Win product provides credit and debit card cash advance services to patrons of the gaming industry.

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

Cost of service consists primarily of the cost of operational-related personnel, including those who monitor our transaction processing systems and settlement; transaction processing systems, including third-party services such as the costs of settlement channels for consumer-to-consumer money transfer services; network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; and provisions for operating losses.

Sales, general and administrative expenses consist primarily of salaries, wages and related expenses paid to sales personnel, non-revenue producing customer support functions and administrative employees and management, commissions to independent contractors and ISOs, advertising costs, other selling expenses, and occupancy of leased space directly related to these functions.

Other income and expense primarily consists of interest income and expense, and other miscellaneous items of income and expense.

Results of Operations

In the three months ended August 31, 2004, revenue increased $56.1 million or 41% to $192.6 million from $136.5 million in the prior year’s comparable period. We expect fiscal 2005 revenue of $737 million to $758 million, reflecting growth of 17% to 21%, compared to $629 million in fiscal 2004.

The Company’s service offering revenues from external customers are as follows (dollars in millions):

	Three Months Ended
	August 31, 2004	August 31, 2003	% Change
Merchant services	$166.9	$133.6	25%
Money transfer	25.7	2.9	786%

	$192.6	$136.5	41%

Merchant services

Revenue from our merchant services offering in the first quarter of fiscal 2005 increased by $33.3 million or 25%, to $166.9 million from $133.6 million in the three months ended August 31, 2003. This revenue growth includes $8.5 million in revenue associated with the MUZO acquisition which was substantially completed in May 2004. For the first quarter, MUZO had strong growth in the number of authorization transactions processed.

We have continued to grow our domestic direct merchant channel by adding mid-market merchants in diversified vertical markets. The increase in revenue reflects high-teen transaction growth in our domestic direct card merchant channel. Our domestic average dollar value of transaction, or average ticket, remained stable, but we experienced a modest increase in our domestic average discount revenue per dollar value volume, or spread, for the three month period ended August 31, 2004, compared to the same period in the prior year.

Our Canadian credit card transactions processed and average ticket for the three month period ended August 31, 2004 grew in the mid- to high-single digits compared to the same period in the prior year. This reflects the improvement in the Canadian economy this year over last. Transactions including debit were flat due primarily to the loss of a large retail customer. Our Canadian revenue was also favorably impacted by a stronger year-over-year Canadian currency exchange rate.

These revenue growth factors were partially offset by continued and expected low-teen declines in our domestic indirect channel. These declines are attributed to the industry consolidation of financial institutions and competitive pricing pressures.

Money transfer

Revenue from our money transfer services offering increased by $22.8 million or 786%, to $25.7 million in the three months ended August 31, 2004, up from $2.9 million in the three months ended August 31, 2003. This increase includes revenues of $22.6 million for the three months ended August 31, 2004, relating to our acquisition of DolEx completed in November 2003.

Revenue in the consumer-to-consumer money transfer service offering is primarily driven by transaction levels and unit pricing. Compared to the performance of DolEx prior to the acquisition, consumer-to-consumer money transfer transactions for the quarter grew in excess of 20%, primarily due to continued industry growth, additional U.S. branch locations, and a more competitive unit pricing strategy compared to the prior year quarter. Our business strategy is to competitively price our money transfer services, which we believe will further expand our customer base and increase our market share. Further, our use of fixed-cost employees rather than variable-cost agents enhances this strategy, as higher transaction levels will provide significant future leverage.

Operating expenses

Cost of service increased by $18.2 million or 29%, to $80.4 million in the three months ended August 31, 2004, from $62.2 million in the three months ended August 31, 2003. The increase in cost of service is attributed to the inclusion of the fiscal 2004 acquisitions and the related intangible amortizations. As a percentage of revenue, cost of service decreased to 42% in the three months ended August 31, 2004 from 46% in the prior year’s comparable period. This decrease in cost of service as a percentage of revenue is primarily due to the impact of our consolidation efforts completed in fiscal 2004, other cost reduction initiatives, and the leveraging of our fixed costs with revenues growing at a faster rate than cost of service operating expenses.

Sales, general and administrative expenses increased by $25.0 million or 55% to $70.5 million in the three months ended August 31, 2004 from $45.5 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 37% for the three months ended August 31, 2004 compared to 33% for the three months ended August 31, 2003. The increase in sales, general and administrative expenses are primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO channel generally produces lower margins than our other channels due to the ongoing commission payments to the ISOs. This commission model differs from our other sales channels where the commissions are paid for a finite period. The increase in sales, general and administrative expenses as a percentage of revenue is primarily due to the inclusion of fiscal 2004 acquisitions. In addition, these increases are attributed to ongoing investments made in our direct sales channels and business development costs.

During the fourth quarter of fiscal 2003, we announced the closure and consolidation of three operating facilities and their related functions into existing operating centers. We implemented the plan in April 2003 and completed it in the fourth quarter of fiscal 2004. No further restructuring charges were incurred in the first quarter of fiscal 2005, and for the comparable period in fiscal 2004 we incurred restructuring charges of $1.6 million or 1.2% of revenue. See Note 5 in the “Notes to Unaudited Consolidated Financial Statements” for additional information.

Operating income

Operating income increased $14.4 million or 53% to $41.6 million for the first quarter of fiscal 2004 compared to $27.2 million for the same period in fiscal 2003. This resulted in an operating margin of 21.6% for the three months ended August 31, 2004 compared to 19.9% for the three months ended August 31, 2003. The changes in operating income and operating margins are primarily due to the revenue growth factors and benefits from acquisition integration and other cost factors described above. We anticipate an operating income margin of 19.8% to 20.1% for fiscal 2005.

Other income/expense

Other income/expense increased as a net expense by $1.3 million to $3.2 million for the first quarter of fiscal 2005 compared to $1.9 million in the prior fiscal year. This increase is primarily due to interest expense, resulting from borrowings in the second half of fiscal 2004 used to finance our acquisitions. This was also impacted by additional interest expense paid on our Canadian credit facility to provide a majority of our Canadian VISA merchants with same-day value for their deposits, which is standard practice in Canada. For fiscal 2005, we are expecting $5 million to $7 million in total for the Interest and Other Income and Interest and Other Expense line items netted together.

Minority interest of $1.9 million for the three months ended August 31, 2004 reflected growth in our Comerica Alliance, partially offset by the elimination of minority interest relating to our Cash & Win acquisition. For fiscal 2005, we are expecting $7 million to $9 million in total minority interest expense.

Net income

Net income increased $8.4 million, or 53%, to $24.2 million in the three months ended August 31, 2004 from $15.8 million in the prior year’s comparable period, resulting in a $0.21 increase in diluted earnings per share to $0.62 in the three months ended August 31, 2004 from $0.41 in the prior year’s comparable period. The net income for the three months ended August 31, 2003 reflects restructuring charges of $1.0 million net of tax, or $0.03 per share, as part of our fiscal 2003 restructuring activities. We expect diluted earnings per share to be $2.10 to $2.19 for fiscal 2005.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At August 31, 2004, we had cash and cash equivalents totaling $23.3 million.

Net cash provided by operating activities decreased $10.5 million, or 26%, to $30.4 million for the three months ended August 31, 2004 from $40.9 million for the comparable period in the prior year. The decrease in cash flow from operations was due to the timing of accounts receivable and net settlement processing receivable. The decrease in accounts receivable is due to timing associated with increased revenue in our direct merchant services offering. The increase in the net settlement processing receivable is are primarily due to the fluctuations in volume, the timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks in our direct merchant services offering and the impact of providing a majority of our Canadian VISA merchants with same-day value, which is standard practice in Canada. See discussion under “Credit Facilities” for further details on same-day value.

Net cash used in investing activities increased $13.5 million to $16.6 million for the three months ended August 31, 2004, from $3.1 million for the comparable period in the prior year. This increase was primarily due to the cash paid for the acquisition of Comerica Bank’s 49% interest in the Cash & Win product completed on June 30, 2004, at a purchase price of $7.8 million.

Capital expenditures increased $5.7 million to $8.8 million for the three months ended August 31, 2004, from $3.1 million for the three months ended August 31, 2003. These expenditures primarily relate to systems development and hardware relating to our consolidation of our two U.S. platforms and the platform operated by NDCHealth to a single platform, which we anticipate will be completed over the next two years. Once completed, we will no longer depend on the processing platform we now share with NDCHealth. The capital expenditures for the three months ended August 31, 2004 also include facility expansion activities associated with our headquarters relocation, datacenter consolidation and DolEx branch expansion. In fiscal 2005, we expect approximately $25 million to $35 million in total capital spending.

Net cash used in financing activities for the three months ended August 31, 2004 was $26.7 million compared to net cash provided by financing activities for the three months ended August 31, 2003 of $21.5 million. This decrease was primarily due to repayments on our credit facility and notes payable assumed in the MUZO acquisition. The decrease in financing activities was also due to reduced borrowing levels on our Canadian line of credit, which is restricted for Canadian merchant funding.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of August 31, 2004, we do not have any material capital commitments, other than commitments under capital and operating leases or planned capital expenditures.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our cash flow strategy has remained unchanged: first, we pay off our debt, second, we make planned capital investments in our business; and lastly, we pursue acquisitions that meet our growth strategies.

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

In addition, the facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the credit facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. This agreement replaces our prior credit facilities with U.S. banks, which had an aggregate capacity of $150 million. As of August 31, 2004, we had $110 million outstanding on our U.S. credit facilities. Unless we have additional acquisitions or other capital needs, we intend to pay off this amount in fiscal 2005.

We also have a credit facility from CIBC that provides a line of credit up to $175 million (Canadian), or approximately $133 million (U.S.) based on exchange rates existing on August 31, 2004, with an additional overdraft facility available to cover larger advances during periods of peak usage of credit cards. This line has a variable interest rate based on market rates and it contains certain financial and non-financial covenants and events of default customary for financings of this nature. This credit facility is secured by a first priority security interest in our accounts receivable from VISA Canada/International and has been guaranteed by certain of our subsidiaries. This guarantee is subordinate to our U.S. credit facility. The credit facility was originally scheduled to expire on December 9, 2003, but the expiration date has been extended until October 31, 2004. We are currently negotiating the syndication of this facility among CIBC and a group of lenders and expect to receive future periodic extensions (if necessary) until we complete the syndication.

The third amendment of the CIBC credit facility, executed in December 2002, provides for the incurrence of interest costs in connection with offering merchants “same day value” for their deposits. Same day value, which has been an accepted industry practice in Canada for several years, is the practice of giving merchants same day value for their sales transactions, even though their deposits are made at a later date. Essentially, merchants’ deposits are backdated to the date of the applicable sales transaction. In order to continue offering “same day value” to our merchants in Canada after the execution of the third amendment to the CIBC credit facility, we have been required to draw on our CIBC credit facility to pay merchants in advance of the date we receive the corresponding funds from VISA Canada/International resulting in a net merchant processing receivable. In contrast, under the terms of the CIBC credit facility prior to the execution of the third amendment, CIBC credited the merchants’ deposit accounts for their sales transactions on the day of the transaction and we reimbursed CIBC when we received the corresponding funds from VISA Canada/International without incurring a short term loan. At August 31, 2004 and May 31, 2004, there was $96.6 million and $113.2 million (Canadian), or approximately $73.3 million and $83.1 million (U.S.), respectively, outstanding on this credit facility, based on then existing exchange rates. The amount borrowed is restricted in use to pay merchants and is generally received from VISA Canada/International on the following day.

Airlines

We currently process card transactions for ACE Aviation Holdings Inc., successor in interest to Air Canada (“Air Canada”), the single largest airline in Canada. On April 1, 2003, Air Canada filed for and obtained protection from the court under the Companies’ Creditors Arrangement Act, or CCAA, which generally allows a company to reorganize while it continues normal operations with the assistance of a court-appointed Monitor. According to recent press releases, Air Canada emerged from CCAA protection on September 30, 2004.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis; however, in many instances we reasonably could have used different accounting estimates, and in other instances changes in our accounting estimates are reasonably likely to occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates”. Among those critical accountings estimates that we believe are most important to an understanding of our consolidated financial statements are those that we discuss below.

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with Exhibit 99.1 to our Annual Report on Form 10-K for the year ended May 31, 2004, and Note 1 of our Notes to Unaudited Consolidated Financial Statements as well as the risk factors identified in the Special Cautionary Notice Regarding Forward-Looking Statements section.

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

During fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” referred to as FIN 45. We believe our potential liability for the full amount of the charge is a guarantee under FIN 45. Our liability is represented by an allowance for operational losses that is based primarily on historical experience and other relevant factors. The adoption of FIN 45 did not have a material impact on the allowance, partially due to the risk management procedures described in the preceding paragraphs, as the carrying value approximates fair value. Economic downturns or increases in merchant fraud may result in significant increases in credit related issues. As of August 31, 2004 and May 31, 2004, $6.8 million and $6.5 million, respectively, has been reserved for losses associated with merchant card processing and is included as a component of the settlement processing receivable, net. The expense associated with the valuation allowance is included in cost of service in the accompanying Unaudited Consolidated Statements of Income. Expenses of $2.6 million and $3.0 million were recorded as of the three months ending August 31, 2004 and 2003, respectively, for these losses.

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

We also have a check guarantee business. Similar to the credit card business, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have historically recovered less than 100% of the guaranteed checks. Our check guarantee reserve is based on historical and projected loss experiences. As of August 31, 2004 and May 31, 2004, we had a check guarantee reserve of $4.7 million and $4.3 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets. The expense associated with the valuation allowance is included in cost of service in the accompanying Unaudited Consolidated Statements of Income. Expenses of $3.6 million and $3.4 million were recorded as of August 31, 2004 and 2003, respectively, for these losses. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance. In addition, we defer the revenue representing the fair value of the guarantee, until the guarantee is satisfied. The adoption of FIN 45 had no impact on our financial position or results of operations.

Goodwill and long-lived asset valuations—Goodwill and certain other intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, property and equipment, and other intangible assets may warrant revision or may not be recoverable. Goodwill is evaluated for impairment by applying a fair value based test. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In our opinion, the long-lived assets, including goodwill, property and equipment, and other intangible assets are appropriately valued at August 31, 2004 and May 31, 2004.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. These factors include, but are not limited to, the following:

•	Our revenues from the sale of services to merchants that accept VISA cards and MasterCard cards are dependent upon our continued VISA and MasterCard certification and financial institution sponsorship.

•	Loss of key Independent Sales Organizations or ISOs could reduce our revenue growth.

•	With significant operations in Canada and our recent entry into the consumer electronic money transfer market from U.S. to the Latin America corridor, we are exposed to foreign currency risks. We are also subject to risks from our variable rate credit facility with CIBC that could reduce our earnings and significantly increase our cost of capital.

•	Some of our competitors are larger and have greater financial and operational resources than we do, which may give them an advantage in our market in terms of the price offered to customers or our ability to develop new technologies.

•	We are subject to the business cycles and credit risk of our merchant customers.

•	In order to remain competitive and continue to increase our revenues, we must continually update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

•	Security breaches or system failures could harm our reputation and adversely affect future profits.

•	Reduced levels of consumer spending can adversely affect our revenues.

•	Changes in state, federal and foreign laws and regulations affecting the consumer electronic money transfer industry might make it more difficult for our customers to initiate money transfers, which would adversely affect our revenues.

•	Changes in immigration patterns can adversely affect our revenues from consumer electronic money transfers.

•	In order for us to continue to grow and increase our profitability, we must continue to expand our share of the existing electronic payments market and also expand into new markets.

•	As a result of the ownership by the Canadian Imperial Bank of Commerce, or CIBC, of approximately 16% of our common stock, certain banking regulations limit the types of business in which we can engage.

•	We are dependent on NDCHealth Corporation, or NDCHealth, for the provision of critical telecommunications services, network systems and other related services for the operation of our business, and the failure of NDCHealth to provide those services in a satisfactory manner could affect our relationships with customers and our financial performance.

•	Increases in credit card association fees may result in the loss of customers or a reduction in our profit margin.

•	Utility and system interruptions or processing errors could adversely affect our operations.

•	Continued consolidation in the banking and retail industries could adversely affect our growth.

•	Loss of strategic industries could reduce revenues and earnings.

•	If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

•	We may become subject to additional U.S., state or foreign taxes that cannot be passed through to our merchant customers, in which case our profitability could be adversely affected.

•	Anti-takeover provisions of our articles of incorporation and bylaws, our rights agreement and provisions of Georgia law could delay or prevent a change of control that you may favor.

•	We may not be able or we may decide not to pay dividends at a level anticipated by shareholders on our common stock, which could reduce your return on shares you hold.

For additional information regarding these and other risk factors, please refer to Exhibit 99.1 to our Annual Report on Form 10-K for the year ended May 31, 2004, as well as those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission, and those set forth from time to time in our analyst calls and discussions. These cautionary statements qualify all of our forward-looking statements and you are cautioned not to place undue reliance on these forward-looking statements.

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

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission. You may read and print materials that we have filed with the SEC from their website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance are also available in the investor information section of our website, including the charters for our audit, compensation and nominating/corporate governance committees, our code of ethics and our corporate governance guidelines. Copies of our filings and specified exhibits and these corporate governance materials are also available, free of charge, by writing or calling us using the address or phone number on the cover of this Form 10-Q.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Euros and currencies of Canada, Latin American countries, the Czech Republic, and to a lesser extent, the United Kingdom. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure, and based on our sensitivity analyses, we do not expect any material foreign exchange rate risk from changes in foreign currency exchange rates.

Item 4. Controls and Procedures

We concluded an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended August 31, 2004. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of the end of the quarterly period ended August 31, 2004, our management, including our principal executive officer and our principal financial officer, concluded that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

There have been no significant changes in our internal procedures that could significantly affect these controls during the first quarter of fiscal 2005.

PART II – OTHER INFORMATION

Item 6. Exhibits

List of Exhibits.

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

Global Payments Inc.
(Registrant)

Date: October 4, 2004	By:	/s/ James G. Kelly
James G. Kelly
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)