Form 10-Q
period 2004-11-30
GLOBAL PAYMENTS INC
filed 2004-12-28
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

The number of shares of the issuer’s common stock, no par value outstanding as of December 15, 2004 was 38,722,845.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended November 30, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Three Months Ended
	November 30, 2004	November 30, 2003
Revenues	$188,549	$148,447

Operating expenses:
Cost of service	79,350	67,274
Sales, general and administrative	68,421	51,947
Restructuring	—	3,123

	147,771	122,344

Operating income	40,778	26,103

Other income (expense):
Interest and other income	397	429
Interest and other expense	(1,835)	(1,059)
Minority interest in earnings	(1,915)	(1,716)

	(3,353)	(2,346)

Income before income taxes	37,425	23,757
Provision for income taxes	13,847	8,885

Net income	$23,578	$14,872

Basic earnings per share	$0.61	$0.40

Diluted earnings per share	$0.59	$0.38

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Six Months Ended
	November 30, 2004	November 30, 2003
Revenues	$381,140	$284,911

Operating expenses:
Cost of service	159,790	129,436
Sales, general and administrative	138,958	97,488
Restructuring	—	4,703

	298,748	231,627

Operating income	82,392	53,284

Other income (expense):
Interest and other income	716	753
Interest and other expense	(3,477)	(1,635)
Minority interest in earnings	(3,796)	(3,366)

	(6,557)	(4,248)

Income before income taxes	75,835	49,036
Provision for income taxes	28,059	18,339

Net income	$47,776	$30,697

Basic earnings per share	$1.25	$0.82

Diluted earnings per share	$1.21	$0.80

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

GLOBAL PAYMENTS INC.

(In thousands, except share data)

	November 30, 2004	May 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,267	$34,472
Accounts receivable, net of allowance for doubtful accounts of $481 and $757, respectively	53,423	47,414
Claims receivable, net of allowance for losses of $4,251 and $4,277, respectively	791	761
Settlement processing receivable, net	103,978	95,233
Inventory	3,272	3,051
Deferred income taxes	10,583	10,028
Prepaid expenses and other current assets	13,594	12,245

Total current assets	216,908	203,204

Property and equipment, net	99,147	97,482
Goodwill	359,354	342,012
Other intangible assets, net	184,415	182,658
Other	6,127	7,539

Total assets	$865,951	$832,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$105,000	$122,000
Line of credit with related party	56,140	83,109
Current portion of notes payable	2,574	3,409
Obligations under capital leases	1,251	1,190
Accounts payable and accrued liabilities	74,662	79,773
Income taxes payable	9,816	—

Total current liabilities	249,443	289,481

Notes payable, net of current portion	—	7,477
Obligations under capital leases, net of current portion	1,420	2,061
Deferred income taxes	55,287	46,804
Other long-term liabilities	16,596	14,520

Total liabilities	322,746	360,343

Commitments and contingencies

Minority interest in equity of subsidiaries	17,139	23,130

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 38,722,546 and 38,068,436 shares issued and outstanding at November 30, 2004 and May 31, 2004, respectively	—	—
Paid-in capital	328,621	314,353
Retained earnings	168,686	123,995
Deferred compensation	(2,596)	(3,484)
Accumulated other comprehensive income	31,355	14,558

Total shareholders’ equity	526,066	449,422

Total liabilities and shareholders’ equity	$865,951	$832,895

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

GLOBAL PAYMENTS INC.

(In thousands)

	Six Months Ended
	November 30, 2004	November 30, 2003
Cash flows from operating activities:
Net income	$47,776	$30,697
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring	—	387
Depreciation and amortization	14,881	9,653
Amortization of acquired intangibles	7,163	5,868
Provision for operating losses and bad debts	2,874	2,909
Deferred income taxes	(3,041)	—
Minority interest in earnings	3,796	3,366
Other, net	2,383	910
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(6,014)	267
Settlement processing, net	(11,644)	311
Inventory	(221)	85
Prepaid expenses and other assets	239	(9,896)
Accounts payable and accrued liabilities	(2,927)	6,946
Income taxes payable	9,821	3,472

Net cash provided by operating activities	65,086	54,975

Cash flows from investing activities:
Capital expenditures	(14,795)	(9,668)
Business acquisitions, net of cash acquired	(12,286)	(61,460)

Net cash used in investing activities	(27,081)	(71,128)

Cash flows from financing activities:
Net repayments on line of credit	(17,000)	—
Net (repayments) borrowings on line of credit with related party	(26,969)	61,203
Principal payments under long-term debt and capital lease arrangements	(8,892)	(904)
Stock issued under employee stock plans	12,773	2,179
Dividends paid	(3,085)	(2,993)
Distributions to minority interests	(5,043)	(4,291)

Net cash (used in) provided by financing activities	(48,216)	55,194

Effect of exchange rate changes on cash	7,006	2,702

(Decrease) increase in cash and cash equivalents	(3,205)	41,743
Cash and cash equivalents, beginning of period	34,472	38,010

Cash and cash equivalents, end of period	$31,267	$79,753

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

NOVEMBER 30, 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation— Global Payments Inc. (“Global Payments” or the “Company”) is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. The Company’s role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. Including the Company’s time as part of National Data Corporation, now known as NDCHealth, or NDC, the Company has provided transaction processing services since 1967. The Company was incorporated in Georgia as Global Payments Inc. in September 2000.

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

Revenue recognition—

Merchant Services Offering.

The Company’s merchant services offerings provide merchants and financial institutions with credit and debit card transaction processing, check services and terminal management. Merchant services revenue is primarily based on a percentage of transaction value or on a specified amount per transaction. This revenue is recognized when such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card associations and debit networks.

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

Check verification services are similar to the services provided in the check guarantee offering, except the Company does not guarantee the verified checks. In addition, the Company provides collection services for the merchant in the event that a check is dishonored. Revenue for this offering is primarily derived from fees collected from delinquent checkwriters and is recognized when collected, as collectibility is not reasonably assured until that point. This offering also earns revenue based on a fixed amount each merchant pays for each check that is verified. This revenue is recognized when earned, which occurs when the transaction is processed.

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

Money Transfer Offering.

Consumer-to-consumer money transfer revenue is earned on fees charged to customers based on the nature and amount of the transaction performed on the customers’ behalf at the time of the transaction. The Company also earns consumer-to-consumer money transfer revenue on the difference between the retail exchange rate quoted at the time when the money transfer transaction is requested and the wholesale exchange rate at the time when the currency is purchased. This foreign currency exchange revenue is recognized when the money transfer transaction is processed through the settlement system and the funds are available to the beneficiary.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased.

Inventory—Inventory, which includes electronic point of sale terminals, automated teller machines, and related peripheral equipment, is stated at the lower of cost or market. Cost is determined by using the average cost method.

Settlement processing receivable, net—The settlement processing receivable results from timing differences in the Company’s settlement process for direct merchants. These timing differences are primarily due to the fluctuations in volume, the timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks. This balance includes a liability for cash deposits from merchant customers held as collateral to minimize contingent liabilities associated with charges properly reversed by a cardholder. See Reserve for operating losses below. As of November 30, 2004 and May 31, 2004, the Company had a liability for cash deposits of $82.9 million and $65.9 million, respectively. The settlement processing receivable, net also reflects amounts payable to beneficiaries through the Company’s money transfer offering that have not been claimed at a settlement location as of the balance sheet date.

Reserve for operating losses— The Company processes credit card transactions for direct merchants and recognizes revenue based on a percentage of the gross amount charged. The Company’s merchant customers retain the liability for any charges properly reversed by the cardholder. In the event, however, that the Company is not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, the Company may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability. The Company also utilizes a number of systems and procedures to manage merchant risk. The Company has, however, historically experienced losses due to merchant defaults.

During fiscal 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” referred to as FIN 45. The Company believes that its potential liability for the full amount of the charge is a guarantee under FIN 45. The Company’s liability is represented by an allowance for operational losses that is based primarily on historical experience and other relevant factors. The adoption of FIN 45 did not have a material impact on the allowance, partially due to the risk management procedures described in the preceding paragraphs, as the carrying value approximates fair value. Economic downturns or increases in merchant fraud may result in significant increases in credit related issues. As of November 30, 2004 and May 31, 2004, $7.0 million and $6.5 million, respectively, has been reserved for losses associated with merchant card processing and is included as a component of the settlement processing receivable, net. The expense associated with the valuation allowance is included in cost of service in the Unaudited Consolidated Statements of Income. The Company recorded expenses of $2.5 million and $2.2 million for the three month periods ended November 30, 2004 and 2003, respectively, for these losses. For the six month periods ended November 30, 2004 and 2003, the Company recorded expenses of $5.1 million and $5.2 million, respectively, for these losses.

The reserve for operating losses is comprised of known losses and a historical analysis based on a percentage of credit card sales volumes processed. Historically, this estimation process has been materially accurate and reflects the approximate fair value of the obligation under FIN 45. Due to the nature of the Company’s business and the varying level of exposure depending upon the type of merchant, the Company is unable to reasonably estimate the maximum exposure for which the Company would be liable.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has historically recovered less than 100% of the guaranteed checks. The Company’s check guarantee reserve is based on historical and projected loss experiences. As of November 30, 2004 and May 31, 2004, the Company had a check guarantee reserve of $4.3 million, which is included in claims receivable, net in the accompanying Consolidated Balance Sheets. The expense associated with the valuation allowance is included in cost of service in the accompanying Unaudited Consolidated Statements of Income. The Company recorded expenses of $3.1 million and $2.8 million for the three month period as of November 30, 2004 and 2003, respectively, for these losses. For the six month periods ended November 30, 2004 and 2003, the Company recorded expenses of $6.7 million and $6.1 million, respectively, for these losses. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance. In addition, the Company defers the revenue representing the fair value of the guarantee, until the guarantee is satisfied. Due to the nature of the Company’s business and the varying level of exposure depending upon check guarantee losses and anticipated recoveries, the Company is unable to reasonably estimate the maximum exposure for which the Company would be liable. The adoption of FIN 45 had no impact on the Company’s financial position or results of operations.

Property and equipment—Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method. Equipment is depreciated over 2 to 7 year useful lives. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The Company capitalizes the costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The costs of purchased and internally-developed software used to provide services to customers or internal administrative services are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed 7 years. Maintenance and repairs are charged to operations as incurred.

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

Global Payments completed the testing for impairment of goodwill as of June 1, 2004 using the present value of expected future cash flows and determined that the fair value of the merchant services and money transfer reporting units exceeded the carrying amount of the net assets, including goodwill of the merchant services and money transfer reporting units. In addition, the Company has trademarks associated with fiscal 2004 acquisitions that have an indefinite life and are not being amortized. Also effective June 1, 2004, the Company completed an impairment analysis on its trademarks and has determined that the fair values exceed the carrying values. Accordingly, the Company determined that no impairment charge to goodwill or other indefinite life intangibles was required. No changes in amortization periods were required for other intangible assets.

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

Impairment of long-lived assets—The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In management’s opinion, the long-lived assets, including property and equipment and other intangible assets, are appropriately valued at November 30, 2004 and May 31, 2004.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Global Payments’ effective tax rates were 37.0% and 37.4% for the three and six month periods ended November 30, 2004 and 2003, respectively.

Fair value of financial instruments—Management has concluded that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, line of credit, notes payable, accounts payable and accrued liabilities approximate fair value.

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

Foreign currency translation—The Company has foreign subsidiaries or branches operating in Canada, the Czech Republic, Mexico, the Netherlands, and the United Kingdom. The local currency of these subsidiaries or branches is the functional currency, except for the subsidiaries or branches in Mexico and the Netherlands whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change; exchange gains or losses were not significant. The assets and liabilities of subsidiaries or branches whose functional currency is a foreign currency are translated at the period-end rate of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of shareholders’ equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

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

Revenues from external customers from the Company’s service offerings are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Merchant services	$162,500	$141,611	$329,361	$275,164
Money transfer	26,049	6,836	51,779	9,747

	$188,549	$148,447	$381,140	$284,911

The Company’s services are provided primarily in the United States, Canada and Europe. The following is a breakdown of revenues by geographic region:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
United States	$135,500	$107,114	$278,052	$204,490
Canada	43,853	40,961	85,111	79,800
Europe	9,196	372	17,977	621

	$188,549	$148,447	$381,140	$284,911

The following is a breakdown of long-lived assets by geographic region:

	November 30, 2004	May 31, 2004
	(in thousands)
United States	$411,119	$403,764
Canada	159,568	140,275
Europe	70,479	76,376
Latin America	1,750	1,737

	$642,916	$622,152

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for each of the three months ended November 30, 2004 and 2003 includes all outstanding stock options during the respective periods because the exercise prices were less than the average market share price for the period. For each of the six months ended November 30, 2004 and 2003, the diluted share base excludes incremental shares of 0.3 million related to stock options due to their anti-dilutive effect as a result of their option exercise prices being greater than the average market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended November 30, 2004 and 2003:

	Three Months Ended
	November 30, 2004			November 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$23,578	38,481	$0.61	$14,872	37,466	$0.40
Dilutive effect of stock options and restricted stock awards	—	1,320	(0.02)	—	1,395	(0.02)

Diluted EPS:
Net income available to common shareholders	$23,578	39,801	$0.59	$14,872	38,861	$0.38

	Six Months Ended
	November 30, 2004			November 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$47,776	38,321	$1.25	$30,697	37,304	$0.82
Dilutive effect of stock options and restricted stock awards	—	1,231	(0.04)	—	1,281	(0.02)

Diluted EPS:
Net income available to common shareholders	$47,776	39,552	$1.21	$30,697	38,585	$0.80

At November 30, 2004, the Company has three stock-based compensation plans. These include the Global Payments Inc. Amended and Restated 2005 Incentive Plan, the Amended and Restated 2000 Non-Employee Director Stock Option Plan, and the 2000 Employee Stock Purchase Plan. The Company also had the Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan, but future options will not be issued under this plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Employee stock-based compensation is reflected in net income for restricted stock and for stock options that have been remeasured. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
	(in thousands, except per share data)
Net income:
As reported	$23,578	$14,872	$47,776	$30,697
Add: Stock compensation recognized under APB 25, net of related tax effects	1,785	387	2,058	387
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4,001)	(1,392)	(6,441)	(2,246)

Pro forma net income	$21,362	$13,867	$43,393	$28,838

Basic earnings per share
As reported	$0.61	$0.40	$1.25	$0.82
Pro forma	$0.56	$0.37	$1.13	$0.77
Diluted earnings per share:
As reported	$0.59	$0.38	$1.21	$0.80
Pro forma	$0.54	$0.36	$1.11	$0.75

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment”. This standard will require the recognition of compensation expense for all awards the Company grants after the date the standard is adopted. In addition, the Company will be required to record compensation expense for the unvested portion of previously granted awards that remain outstanding as of the date of the adoption. SFAS 123 (R) will be effective in the Company’s fiscal year beginning June 1, 2005. Although the Company has not yet completed an analysis to quantify the exact impact the proposed standard would have on its future financial performance, the disclosures above provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provision of SFAS No. 123 to stock-based employee compensation to the current reporting periods.

NOTE 2—COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended November 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
	(in thousands)
Net income	$23,578	$14,872	$47,776	$30,697
Foreign currency translation, net of tax of $7,902 and $2,332; $10,273 and $1,913, respectively	13,456	3,903	17,493	3,201

Total comprehensive income	$37,034	$18,775	$65,269	$33,898

NOTE 3—RETIREMENT BENEFITS

The components of net periodic benefit costs relating to Global Payments’ noncontributory defined benefit plan in accordance with SFAS No. 132 (R), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, revised 2003” are as follows:

	Three Months Ended		Six Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	119	152	242	304
Expected return on plan assets	(121)	(104)	(224)	(207)
Amortization of prior service cost	—	1	—	2
Amortization of net loss	9	75	20	149

Net periodic benefit cost	$7	$124	$38	$248

For fiscal year 2005, $1.0 million in contributions have been made to the Global Payments’ noncontributory defined benefit plan.

NOTE 4—BUSINESS ACQUISITIONS

Cash & Win

On June 30, 2004, Global Payments acquired Comerica Bank’s 49% interest in the Cash & Win product for $7.8 million in cash. This product had been offered through the 51% owned Global Payments Comerica Alliance since June 2001, when Comerica sold the former Imperial Bank merchant portfolio to the Global Payments Comerica Alliance. The Cash & Win product provides credit and debit card cash advance services to patrons of the gaming industry. The Company’s interest in the Cash & Win product was primarily based on a desire to establish a greater presence in the gaming industry and to gain increased control over the Cash & Win product by integrating it into the Company’s existing gaming product suite.

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

Under the terms of the acquisition documents executed in connection with the Cash & Win acquisition, a portion of the purchase price may be refunded to the Company as a result of customer-based adjustments for a period of up to one year after the acquisition date. When and if paid, any adjustments may result in changes to the purchase price allocation.

The following table summarizes the incremental preliminary purchase price allocations of the assets acquired and liabilities assumed at the date of acquisition.

Cash & Win
(in thousands)
Property and equipment, net	$57
Customer-related intangible assets	566
Goodwill	2,468

Total assets acquired	3,091
Purchased minority interest	4,744

Net assets acquired	$7,835

In addition, the six month period ended November 30, 2004 goodwill was increased as a result of a $3.4 million purchase adjustment for the DolEx acquisition and approximately $1.1 million for branches acquired by DolEx in fiscal 2005. The goodwill for the $3.4 million purchase adjustment is not tax deductible; the other acquisition goodwill is deductible for tax purposes.

NOTE 5—RESTRUCTURING

Fiscal 2003 Restructuring Activities

Effective December 31, 2002, the Company began accounting for its restructuring activities under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. During the fourth quarter of fiscal 2003, the Company, consistent with its strategy to leverage infrastructure and consolidate operations, committed to a plan to close three locations and consolidate these and other functions into existing locations. The plan required associated management and staff reductions, contract termination and other facility closure costs. The Company started execution of this plan in April 2003 and completed the plan in the fourth quarter of fiscal 2004. The Company incurred a total of $10.9 million associated with the fiscal 2003 restructuring activities. No restructuring charges were incurred in the three and six month periods ended November 30, 2004. For the comparable periods in fiscal 2004, the Company incurred restructuring charges of $3.1 million and $4.7 million, respectively. The following schedule details the changes in liability associated with these restructuring charges for the six months ended November 30, 2004:

	Liability Balance as of May 31, 2004	Costs Paid During Fiscal 2005	Liability Balance as of November 30, 2004
	(In thousands)
One-time employee termination benefits	$2,202	$1,560	$642
Contract termination costs	2,050	2,041	9

Totals	$4,252	$3,601	$651

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the six months ended November 30, 2004 and 2003 are as follows:

	Six Months Ended
	November 30, 2004	November 30, 2003
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$24,139	$14,872
Interest paid	2,481	726
Supplemental non-cash investing and financing activities:
Common stock issued in consideration for acquisition (223,289 shares)	—	7,561
Notes payable issued in consideration for acquisition	—	114,229

NOTE 7—SUBSEQUENT EVENT

On December 22, 2004, the Company announced the acquisition of Europhil, a group of European electronic money transfer firms, from individual investors. Europhil was established in Spain in 1989. Based in Madrid, the group operates 26 retail branches in Spain, Belgium, and the United Kingdom. Europhil’s settlement network includes approximately 1,000 locations in over 20 countries. More than 80% of its money transfers are sent to Latin American countries, including Ecuador, Colombia, Bolivia, and Brazil. Most of its remaining money transfers are sent to African and Asian countries, including Morocco, the Philippines, and India.

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

Our merchant services offerings provide merchants and financial institutions with credit and debit card transaction processing, check services and terminal management. We have two basic business models that we use to market our merchant services offerings. In one model, which we refer to as “direct” merchant services, we have a salaried and commissioned sales force, Independent Sales Organizations, or ISOs, and independent sales representatives, all of whom sell our end-to-end services directly to merchants. In the other model, which we refer to as “indirect” merchant services, we provide the same basic products and services as direct merchant services, primarily to financial institutions on an unbundled basis, that in turn resell our products and their services to their merchants. We also offer sales, installation and servicing of ATM and POS terminals and selected card issuing services through MUZO, which is a component of our indirect merchant services offerings. Our direct merchant services offering is marketed in the United States and Canada, and our indirect merchant services offering is marketed in the United States, Canada and Central and Eastern Europe.

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

Executive Overview

In the three months ended November 30, 2004, revenue increased $40.1 million or 27% to $188.5 million from $148.4 million in the prior year’s comparable period, primarily due to our acquisition of DolEx, on November 12, 2003; and our acquisition of MUZO, which was substantially completed in May 2004, as well as growth in our domestic direct merchant services offering. Operating income was $40.8 million for the three months ended November 30, 2004 compared to $26.1 million in the prior year’s comparable period, which resulted in an increase in operating margin to 21.6% for the current period from 17.6% for the three months ended November 30, 2003.

This increase was largely a result of greater economies of scale, the impact of consolidation efforts completed in fiscal 2004 and continued cost containment programs. In addition, the operating income amount for the three months ended November 30, 2003 included restructuring charges of $3.1 million or 2.1% of revenue as part of our fiscal 2003 restructuring activities. Our revenue growth and margin improvements resulted in a 59% increase in net income to $23.6 million and a 55% increase in our diluted earnings per share to $0.59 per share for the three months ended November 30, 2004. This increase in net income and diluted earnings per share includes restructuring charges of $2.0 million, net of tax, or $0.05 diluted earnings per share for the three months ended November 30, 2003. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model.

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

Results of Operations

In the three months ended November 30, 2004, revenue increased $40.1 million or 27% to $188.5 million from $148.4 million in the prior year’s comparable period. In the six months ended November 30, 2004, revenue increased $96.2 million or 34% to $381.1 million from $284.9 million in the prior year’s comparable period. We expect fiscal 2005 revenue of $758 million to $768 million, reflecting growth of 21% to 22%, compared to revenue of $629 million in fiscal 2004.

The Company’s service offering revenues from external customers are as follows (dollars in millions):

	Three Months Ended			Six Months Ended
	November 30, 2004	November 30, 2003	% Change	November 30, 2004	November 30, 2003	% Change
Merchant services	$162.5	$141.6	15%	$329.3	$275.2	20%
Money transfer	26.0	6.8	282%	51.8	9.7	434%

	$188.5	$148.4	27%	$381.1	$284.9	34%

Merchant services

Revenue from our merchant services offering for the three months ended November 30, 2004 increased $20.9 million or 15%, to $162.5 million, up from $141.6 million in the three months ended November 30, 2003. In the six months ended November 30, 2004, merchant services revenue increased $54.1 million or 20%, to $329.3 million, up from $275.2 million in the six months ended November 30, 2003. This growth includes revenue of $8.9 million for the three months ended November 30, 2004 and $17.5 million for the six months ended November 30, 2004 associated with the MUZO acquisition, substantially completed in May 2004. MUZO had strong growth over the prior year period in the number of authorization transactions processed for the three and six months ended November 30, 2004.

We have continued to grow our domestic direct merchant channel by adding mid-market merchants in diversified vertical markets. The increase in revenue reflects mid-teen transaction growth in our domestic direct card merchant channel. Our domestic average dollar value of transaction, or average ticket, remained relatively stable, but we experienced a modest increase in our domestic average discount revenue per dollar value volume, or spread, for both the three and six month periods ended November 30, 2004, compared to the same periods in the prior year.

Our Canadian credit card transactions processed for both the three and six month period ended November 30, 2004 grew in the low double digits compared to the same period in the prior year. Despite positive credit card transaction growth, total Canadian transactions grew only modestly in the quarter compared to last year, due primarily to the loss of a large debit-based retailer, as previously discussed. This primarily reflects the improvement in the Canadian economy this year over last. Our Canadian spread, however, has remained relatively stable this fiscal year compared to last year. Our Canadian revenue was favorably impacted by a stronger year-over-year Canadian currency exchange rate.

These revenue growth factors were partially offset by continued and expected declines in our domestic indirect channel, which consisted of a decrease of more than 20% for the three months ended November 30, 2004 and a decrease in the high teens for the six months ended November 30, 2004, compared to the same periods last year. We attribute these declines to the industry consolidation of financial institutions and competitive pricing pressures.

Money transfer

Revenue from our money transfer services offering for the three months ended November 30, 2004 increased by $19.2 million or 282%, to $26.0 million, up from $6.8 million in the three months ended November 30, 2003. In the six months ended November 30, 2004 money transfer revenue increased $42.1 million or 434%, from $9.7 million in the six months ended November 30, 2003. This revenue growth includes $22.3 million for the three months ended November 30, 2004 and $44.8 million for the six months ended November 30, 2004, relating to our acquisition of DolEx which annualized in November 2004. We had recorded revenue of $3.8 million in the prior year period from the DolEx acquisition.

Revenue in the consumer-to-consumer money transfer service offering is primarily driven by transaction levels and unit pricing. Compared to the performance of DolEx prior to the acquisition, consumer-to-consumer money transfer transactions for the quarter grew more than 20%, primarily due to continued industry growth, additional U.S. branch locations, and a more competitive unit pricing strategy compared to the prior year quarter. Our business strategy is to competitively price our money transfer services, which we believe will further expand our customer base and increase our market share. Further, our use of fixed-cost employees rather than variable-cost agents enhances this strategy, as higher transaction levels will provide significant future leverage.

Operating expenses

Cost of service increased by $12.1 million or 18%, to $79.4 million in the three months ended November 30, 2004, from $67.3 million in the three months ended November 30, 2003. As a percentage of revenue, cost of service decreased to 42% in the three months ended November 30, 2004 from 45% in the prior year’s comparable period.

Cost of service increased by $30.4 million or 23% from $129.4 million in the six months ended November 30, 2003 to $159.8 million in the six months ended November 30, 2004. As a percentage of revenue, cost of service decreased to 42% in the six months ended November 30, 2004 from 45% in the prior year’s comparable period.

The increase in cost of service is primarily attributed to the inclusion of the fiscal 2004 acquisitions and the related intangible amortization. The decrease in cost of service as a percentage of revenue is primarily due to the impact of our consolidation efforts completed in fiscal 2004, other cost reduction initiatives, and the leveraging of our fixed costs with revenues growing at a faster rate than cost of service expenses.

Sales, general and administrative expenses increased by $16.5 million or 32% to $68.4 million in the three months ended November 30, 2004 from $51.9 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 36% for the three months ended November 30, 2004 compared to 35% for the three months ended November 30, 2003.

Sales, general and administrative expenses increased by $41.5 million or 43% to $139.0 million in the six months ended November 30, 2004 from $97.5 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 36% for the six months ended November 30, 2004 compared to 34% for the six months ended November 30, 2003.

The increase in sales, general and administrative expenses is primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO channel generally produces lower margins than our other channels due to the ongoing commission payments to the ISOs, which are generally paid as long as each merchant continues to process with Global Payments. This commission model differs from our other sales channels, where the commissions are paid for a finite period. The increase in sales, general and administrative expenses as a percentage of revenue is primarily due to the inclusion of fiscal 2004 acquisitions. In addition, these increases are attributed to ongoing investments made in our direct sales channels and business development costs.

During the fourth quarter of fiscal 2003, we announced the closure and consolidation of three operating facilities and their related functions into existing operating centers. We implemented the plan in April 2003 and completed it in the fourth quarter of fiscal 2004. For the three and six months ended November 30, 2004, no further restructuring charges were incurred, and for the comparable periods in fiscal 2004 we incurred restructuring charges of $3.1 million and $4.7 million or 2.1% and 1.7% of revenue, respectively. See Note 5 in the “Notes to Unaudited Consolidated Financial Statements” for additional information.

Operating income

Operating income increased $14.7 million or 56% to $40.8 million for the three months ended November 30, 2004 compared to $26.1 million for the same period in fiscal 2004. This resulted in an operating margin of 21.6% for the three months ended November 30, 2004 compared to 17.6% for the three months ended November 30, 2003.

Operating income increased $29.1 million or 55% to $82.4 million for the six months ended November 30, 2004 compared to $53.3 million for the same period in fiscal 2004. This resulted in an operating margin of 21.6% for the six months ended November 30, 2004 compared to 18.7% for the six months ended November 30, 2003.

The changes in operating income and operating margins are primarily due to the revenue growth factors and benefits from acquisition integration and other cost factors described above. We anticipate an operating income margin of 20.5% to 20.8% for fiscal 2005.

Other income/expense

Interest and other income/expense increased as a net expense by $0.8 million to $1.4 million for the three months ended November 30, 2004 compared to a net expense of $0.6 million in the prior fiscal year.

Interest and other income/expense increased as a net expense by $1.9 million to $2.8 million for the six months ended November 30, 2004 compared to a net expense of $0.9 million in the prior fiscal year.

This increase is primarily due to interest expense, resulting from borrowings in the second half of fiscal 2004 used to finance our acquisitions. For fiscal 2005, we are expecting $5.5 million to $7.0 million in total for the interest and other income and interest and other expense line items netted together.

Increase in minority interest to $1.9 and $3.8 million, respectively, for the three and six months ended November 30, 2004 reflected growth in our Comerica Alliance, partially offset by the elimination of minority interest relating to our Cash & Win acquisition. For fiscal 2005, we are expecting $7.0 million to $8.5 million in total minority interest expense.

Net income

Net income increased $8.7 million, or 59%, to $23.6 million in the three months ended November 30, 2004 from $14.9 million in the prior year’s comparable period, resulting in a $0.21 increase in diluted earnings per share to $0.59 in the three months ended November 30, 2004 from $0.38 in the prior year’s comparable period. The net income for the three months ended November 30, 2003 reflects restructuring charges of $2.0 million net of tax, or $0.05 diluted earnings per share, as part of our fiscal 2003 restructuring activities.

Net income increased $17.1 million, or 56%, to $47.8 million in the six months ended November 30, 2004 from $30.7 million in the prior year’s comparable period, resulting in a $0.41 increase in diluted earnings per share to $1.21 in the six months ended November 30, 2004 from $0.80 in the prior year’s comparable period. The net income for the six months ended November 30, 2003 reflects restructuring charges of $2.9 million net of tax, or $0.07 diluted earnings per share, as part of our fiscal 2003 restructuring activities.

We expect diluted earnings per share to be $2.24 to $2.30 for fiscal 2005.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At November 30, 2004, we had cash and cash equivalents totaling $31.3 million.

Net cash provided by operating activities increased $10.1 million, or 18%, to $65.1 million for the six months ended November 30, 2004 from $55.0 million for the comparable period in the prior year. The increase in cash flow from operations was primarily due to the increase in net income and timing of tax payments, partially offset by the timing of accounts receivable and net settlement processing receivable. The change in accounts receivable is due to timing associated with increased revenue in our direct merchant services offering. The changes in the net settlement processing receivable are primarily due to the fluctuations in volume, the timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks in our direct merchant services offering.

Net cash used in investing activities decreased $44.0 million to $27.1 million for the six months ended November 30, 2004, from $71.1 million for the comparable period in the prior year. This decrease is primarily due to reduced business acquisition activities. For the current fiscal year, we acquired Comerica Bank’s 49% interest in the Cash & Win product on June 30, 2004 at a purchase price of $7.8 million, paid in cash. In addition, business acquisitions included a $3.4 million tax related purchase adjustment for the DolEx acquisition and $1.1 million for branches acquired by DolEx. In the six months ended November 30, 2003, we completed our DolEx acquisition at a purchase price of approximately $192 million, through a combination of $61 million in cash, net of acquired cash of $9 million and the issuance of $114 million in promissory notes payable to the sellers and the issuance of approximately 223,000 shares of our common stock with an approximate fair value of $8 million. On December 1, 2003, we repaid the notes in full using our U.S. credit facility.

Capital expenditures increased $5.1 million to $14.8 million for the six months ended November 30, 2004, from $9.7 million for the six months ended November 30, 2003. These expenditures primarily relate to systems development and hardware relating to our consolidation of our two U.S. platforms and the platform operated by NDCHealth to a single platform, which we anticipate will be completed over the next two years. Once completed, we will no longer depend on the processing platform we now share with NDCHealth. The capital expenditures for the six months ended November 30, 2004 also include facility expansion activities associated with our headquarters relocation, data center consolidation and DolEx branch expansion. In fiscal 2005, we expect approximately $25 million to $35 million in total capital spending.

Net cash used in financing activities for the six months ended November 30, 2004 was $48.2 million compared to net cash provided by financing activities for the six months ended November 30, 2003 of $55.2 million. During the six months ended November 30, 2004, we repaid $44.0 million, net on our credit facilities. During the six months ended November 30, 2003, we borrowed $61.2 million, net on our Canadian Credit Facility. These borrowings were required due to increased consumer credit card spending and the timing of the quarter-end on a weekend in the prior period. See “Credit Facilities” below for additional details. Principal payments under long term debt and capital lease agreements increased $8.0 million from $0.9 million in the six month period ended November 30, 2003 to $8.9 million in the six month period ended November 30, 2004. This increase is due to the pre-payment on the notes payable assumed in the MUZO acquisition. These increases in cash used in financing activities were partially offset by an increase in cash provided from stock issued under employee stock plans. The proceeds from stock issued under employee stock plans increased $10.6 million from $2.2 million in the six month period ended November 30, 2003 to $12.8 million in the six month period ended November 30, 2004, due to an increase in options exercised.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of November 30, 2004, we do not have any material capital commitments, other than commitments under capital and operating leases or planned capital expenditures.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our cash flow strategy has remained unchanged: first, we pay off our debt, second, we make planned capital investments in our business; and lastly, we pursue acquisitions that meet our growth strategies.

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

In addition, the facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the credit facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. As of November 30, 2004 and May 31, 2004, we had $105 million and $122 million outstanding, respectively, on our U.S. credit facility. Unless we have additional acquisitions or other capital needs, we intend to pay off this amount in the next 12 months.

On November 23, 2004, we entered into a 364-day, amended and restated credit facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent, and a syndicate of U.S. banks, which we refer to as our Canadian Credit Facility. This $175 million (Canadian), or approximately $147 million (U.S.) based on exchange rates existing on November 30, 2004, Canadian Credit Facility replaced the existing credit facility with CIBC, which provided working capital that allowed us to provide Canadian merchants with “same day value” for their VISA credit card deposits. Same day value is the practice of giving merchants value for credit card transactions on the date of the applicable sale, even though we receive the corresponding settlement funds from VISA Canada/International at a later date. The amounts borrowed under the Canadian Credit Facility are restricted in use to pay Canadian VISA merchants and such amounts are generally received from VISA Canada/International on the following day. CIBC currently owns approximately 16% of our outstanding common stock.

The Canadian Credit Facility consists of two components: (i) a revolving line of credit of up to $100 million Canadian, or approximately $84 million U.S. based on exchange rates existing on November 30, 2004, which is provided by a syndicate of U.S. banks and which we refer to as the Tranche A Loans and (ii) a revolving line of credit of up to $75 million Canadian, or approximately $63 million U.S. based on exchange rates existing on November 30, 2004, which is provided by CIBC and which we refer to as the Tranche B Loans. The Canadian Credit Facility also contains an additional overdraft facility available to cover larger advances during periods of peak credit card usage. The Tranche A Loans bear interest at a variable rate based on the U.S. dollar Prime Rate, Canadian dollar LIBOR or U.S. dollar LIBOR, and the Tranche B Loans bear interest at a variable rate based on the CIBC Offered Rate (an overnight rate in Canadian dollars), Canadian dollar LIBOR, or the Canadian dollar Prime Rate.

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in our accounts receivable from VISA Canada/International for transactions processed through the CIBC Visa bank identification number, and the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. credit facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. The Canadian Credit Facility is scheduled to expire on November 18, 2005, and can be renewed for up to two consecutive 364-day periods at the option of all parties. At November 30, 2004 and May 31, 2004, there was $66.6 million and $113.2 million (Canadian), or approximately $56.1 million and $83.1 million (U.S.), respectively, outstanding on our credit facilities, based on then existing exchange rates.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with Exhibit 99.1 to our Annual Report on Form 10-K for the year ended May 31, 2004, and Note 1 of our Notes to Unaudited Consolidated Financial Statements as well as the risk factors identified in the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements”.

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

During fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” referred to as FIN 45. We believe our potential liability for the full amount of the charge is a guarantee under FIN 45. Our liability is represented by an allowance for operational losses that is based primarily on historical experience and other relevant factors. The adoption of FIN 45 did not have a material impact on the allowance, partially due to the risk management procedures described in the preceding paragraphs, as the carrying value approximates fair value. Economic downturns or increases in merchant fraud may result in significant increases in credit related issues. As of November 30, 2004 and May 31, 2004, $7.0 million and $6.5 million, respectively, has been reserved for losses associated with merchant card processing and is included as a component of the settlement processing receivable, net. The expense associated with the valuation allowance is included in cost of service in the accompanying Unaudited Consolidated Statements of Income. We recorded expenses of $2.5 million and $2.2 million as of the three months ending November 30, 2004 and 2003, respectively, for these losses. For the six month periods ending November 30, 2004 and 2003, we recorded expenses of $5.1 million and $5.2 million, respectively, for these losses.

The reserve for operating losses is comprised of known losses and a historical analysis based on a percentage of credit card sales volumes processed. This estimation process has been materially accurate and reflects the approximate fair value of the obligation under FIN 45. Due to the nature of our business and the varying level of exposure depending upon the type of merchant, we are unable to reasonably estimate the maximum exposure for which we would be liable.

We also have a check guarantee business. Similar to the credit card business, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have historically recovered less than 100% of the guaranteed checks. Our check guarantee reserve is based on historical and projected loss experiences. As of November 30, 2004 and May 31, 2004, we had a check guarantee reserve of $4.3 million, which is included in claims receivable, net, in the accompanying consolidated balance sheets. The expense associated with the valuation allowance is included in cost of service in the accompanying Unaudited Consolidated Statements of Income. We recorded expenses of $3.1 million and $2.8 million for the three months ended November 30, 2004 and 2003, respectively, for these losses. For the six month periods ended November 30, 2004 and 2003, we recorded expenses of $6.7 million and $6.1 million, respectively, for these losses. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance. In addition, we defer the revenue representing the fair value of the guarantee, until the guarantee is satisfied. Due to the nature of our business and the varying level of exposure depending upon check guarantee losses and anticipated recoveries, we are unable to reasonably estimate the maximum exposure for which we would be liable. The adoption of FIN 45 had no impact on our financial position or results of operations.

Goodwill and long-lived asset valuations—Goodwill and certain other intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, property and equipment, and other intangible assets may warrant revision or may not be recoverable. Goodwill is evaluated for impairment by applying a fair value based test. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In our opinion, the long-lived assets, including goodwill, property and equipment, and other intangible assets are appropriately valued at November 30, 2004 and May 31, 2004.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. These factors include, but are not limited to, the following:

•	Our revenues from the sale of services to merchants that accept VISA cards and MasterCard cards are dependent upon our continued VISA and MasterCard certification and financial institution sponsorship.

•	Loss of key Independent Sales Organizations or ISOs could reduce our revenue growth.

•	With significant operations in Canada and our entry into the consumer electronic money transfer market from U.S. to the Latin America corridor, we are exposed to foreign currency risks. We are also subject to risks from our variable rate credit facility with CIBC that could reduce our earnings and significantly increase our cost of capital.

•	Some of our competitors are larger and have greater financial and operational resources than we do, which may give them an advantage in our market in terms of the price offered to customers or our ability to develop new technologies.

•	We are subject to the business cycles and credit risk of our merchant customers.

•	In order to remain competitive and continue to increase our revenues, we must continually update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

•	Security breaches or system failures could harm our reputation and adversely affect future profits.

•	Reduced levels of consumer spending can adversely affect our revenues.

•	Changes in state, federal and foreign laws and regulations affecting the consumer electronic money transfer industry might make it more difficult for our customers to initiate money transfers, which would adversely affect our revenues.

•	Changes in immigration patterns can adversely affect our revenues from consumer electronic money transfers.

•	In order for us to continue to grow and increase our profitability, we must continue to expand our share of the existing electronic payments market and also expand into new markets.

•	As a result of the ownership by the Canadian Imperial Bank of Commerce, or CIBC, of approximately 16% of our common stock, certain banking regulations may limit the types of business in which we can engage.

•	We are dependent on NDCHealth Corporation, or NDCHealth, for the provision of critical telecommunications services, network systems and other related services for the operation of our business, and the failure of NDCHealth to provide those services in a satisfactory manner could affect our relationships with customers and our financial performance.

•	Increases in credit card association fees may result in the loss of customers or a reduction in our profit margin if we are unable to pass through these increases to our merchant customers.

•	Utility and system interruptions or processing errors could adversely affect our operations.

•	Continued consolidation in the banking and retail industries could adversely affect our growth.

•	Loss of strategic industries could reduce revenues and earnings.

•	If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

•	We may become subject to additional U.S., state or foreign taxes that cannot be passed through to our merchant customers, in which case our profitability could be adversely affected.

•	Anti-takeover provisions of our articles of incorporation and bylaws, our rights agreement and provisions of Georgia law could delay or prevent a change of control that you may favor.

•	We may not be able or we may decide not to pay dividends at a level anticipated by shareholders on our common stock, which could reduce your return on shares you hold.

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

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward - looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission and in our press releases.

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

Item 4. Controls and Procedures

We concluded an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended November 30, 2004. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of the end of the quarterly period ended November 30, 2004, our management, including our principal executive officer and our principal financial officer, concluded that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

There have been no significant changes in our internal procedures that could significantly affect these controls during the second quarter of fiscal 2005.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On September 21, 2004, we held our 2004 Annual Meeting of Shareholders at our offices in Atlanta, Georgia. At the annual meeting, the following matters were approved by the vote specified below.

1.	Edwin H. Burba, Jr., Charles G. Betty, and Raymond L. Killian were elected to serve as Class I directors until the 2007 annual meeting of shareholders or until their respective successors have been duly elected and qualified. Mr. Betty received 34,332,266 votes in favor of his election and 1,961,780 shares were withheld from voting. General Burba received 34,953,767 votes in favor of his election with 1,340,279 shares withheld from voting. Mr. Killian received 34,698,286 votes in favor of his election with 1,595,760 shares withheld from voting.

Class I directors serve three year terms or until their respective earlier resignation, retirement, disqualification, death, or removal from office.

2.	The Company’s 2005 Incentive Plan was adopted by the shareholders. The proposal received 21,971,086 votes in favor of its adoption, 10,988,569 shares were voted against the proposal and 141,279 shares abstained from voting on this issue.

Item 6. Exhibits

List of Exhibits.

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.1	Global Payments Inc. Third Amended and Restated 2000 Non-Employee Director Stock Option Plan.

10.2	Global Payments Inc. 2005 Amended and Restated Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Statement on Form S-8 dated November 19, 2004, File No. 333-120640, and incorporated by reference herein.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1*	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: December 28, 2004	By:	/s/ James G. Kelly
James G. Kelly
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

GLOBAL PAYMENTS INC.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

10.1	Global Payments Inc. Third Amended and Restated 2000 Non-Employee Director Stock Option Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1*	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.