Form 10-Q
period 2005-02-28
GLOBAL PAYMENTS INC
filed 2005-04-01
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

The number of shares of the issuer’s common stock, no par value outstanding as of March 11, 2005 was 38,945,228.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended February 28, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Three Months Ended
	February 28, 2005	February 29, 2004
Revenues	$195,526	$162,560

Operating expenses:
Cost of service	87,378	71,773
Sales, general and administrative	69,929	60,355

	157,307	132,128

Operating income	38,219	30,432

Other income (expense):
Interest and other income	793	466
Interest and other expense	(2,969)	(2,337)
Minority interest in earnings	(1,720)	(2,198)

	(3,896)	(4,069)

Income before income taxes	34,323	26,363
Provision for income taxes	12,700	9,860

Net income	$21,623	$16,503

Basic earnings per share	$0.56	$0.44

Diluted earnings per share	$0.54	$0.42

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Nine Months Ended
	February 28, 2005	February 29, 2004
Revenues	$576,666	$447,471

Operating expenses:
Cost of service	247,168	201,209
Sales, general and administrative	208,887	157,842
Restructuring	—	4,703

	456,055	363,754

Operating income	120,611	83,717

Other income (expense):
Interest and other income	1,509	1,219
Interest and other expense	(6,446)	(3,972)
Minority interest in earnings	(5,516)	(5,564)

	(10,453)	(8,317)

Income before income taxes	110,158	75,400
Provision for income taxes	40,759	28,200

Net income	$69,399	$47,200

Basic earnings per share	$1.81	$1.26

Diluted earnings per share	$1.75	$1.22

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

GLOBAL PAYMENTS INC.

(In thousands, except share data)

	February 28, 2005	May 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,202	$34,472
Accounts receivable, net of allowance for doubtful accounts of $416 and $757, respectively	48,739	47,414
Claims receivable, net of allowance for losses of $4,764 and $4,277, respectively	647	761
Settlement processing receivable, net	34,508	95,233
Inventory	2,736	3,051
Deferred income taxes	7,242	10,028
Prepaid expenses and other current assets	13,557	12,245

Total current assets	165,631	203,204

Property and equipment, net	107,549	97,482
Goodwill	372,399	342,012
Other intangible assets, net	179,452	182,658
Other	6,122	7,539

Total assets	$831,153	$832,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$85,600	$122,000
Line of credit with related party	10,343	83,109
Current portion of notes payable	2,066	3,409
Obligations under capital leases	1,282	1,190
Accounts payable and accrued liabilities	79,946	79,773

Total current liabilities	179,237	289,481

Notes payable, net of current portion	—	7,477
Obligations under capital leases, net of current portion	1,087	2,061
Deferred income taxes	61,869	46,804
Other long-term liabilities	17,197	14,520

Total liabilities	259,390	360,343

Commitments and contingencies (Note 7)

Minority interest in equity of subsidiaries	16,395	23,130

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 38,945,003 and 38,068,436 shares issued and outstanding at February 28, 2005 and May 31, 2004, respectively	—	—
Paid-in capital	341,439	314,353
Retained earnings	188,752	123,995
Deferred compensation	(2,120)	(3,484)
Accumulated other comprehensive income	27,297	14,558

Total shareholders’ equity	555,368	449,422

Total liabilities and shareholders’ equity	$831,153	$832,895

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

GLOBAL PAYMENTS INC.

(In thousands)

	Nine Months Ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net income	$69,399	$47,200
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring	—	387
Depreciation and amortization	22,459	15,430
Amortization of acquired intangibles	10,935	9,671
Provision for operating losses and bad debts	3,753	4,376
Deferred income taxes	8,677	—
Minority interest in earnings	5,516	5,564
Other, net	3,035	1,464
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(1,260)	3,057
Settlement processing, net	55,571	(17,885)
Inventory	347	(857)
Prepaid expenses and other assets	4,393	(6,235)
Accounts payable and accrued liabilities	1,523	3,831
Income taxes payable	3,679	2,804

Net cash provided by operating activities	188,027	68,807

Cash flows from investing activities:
Capital expenditures	(27,639)	(15,042)
Business acquisitions, net of cash acquired	(30,490)	(94,965)

Net cash used in investing activities	(58,129)	(110,007)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(36,400)	161,000
Net (repayments) borrowings on line of credit with related party	(72,766)	48,801
Principal payments on notes payable issued in consideration of acquisition	—	(114,229)
Principal payments under long-term debt and capital lease arrangements	(9,755)	(1,465)
Stock issued under employee stock plans	17,992	4,670
Dividends paid	(4,642)	(4,506)
Distributions to minority interests	(7,507)	(6,674)

Net cash (used in) provided by financing activities	(113,078)	87,597

Effect of exchange rate changes on cash	6,910	1,483

Increase in cash and cash equivalents	23,730	47,880
Cash and cash equivalents, beginning of period	34,472	38,010

Cash and cash equivalents, end of period	$58,202	$85,890

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

FEBRUARY 28, 2005

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation— Global Payments Inc. (“Global Payments” or the “Company”) is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. The Company’s role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. Including the Company’s time as part of National Data Corporation, now known as NDCHealth, or NDC, the Company has provided transaction processing services since 1967. The Company was incorporated in Georgia as Global Payments Inc. in September 2000 and the Company spun off from NDCHealth on January 31, 2001.

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

Money Transfer Offering.

Consumer-to-consumer money transfer revenue is earned on fees charged to customers based on the nature and amount of the transaction performed on the customers’ behalf at the time of the transaction. The Company also earns consumer-to-consumer money transfer revenue on the difference between the retail foreign currency exchange rate quoted at the time when the money transfer transaction is requested and the wholesale exchange rate at the time when the currency is purchased. This foreign currency exchange revenue is recognized when the money transfer transaction is processed through the settlement system and the funds are available to the beneficiary.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased.

Inventory—Inventory, which includes electronic point of sale terminals, automated teller machines, and related peripheral equipment, is stated at the lower of cost or market. Cost is determined by using the average cost method.

Settlement processing receivable, net—The settlement processing receivable results from timing differences in the Company’s settlement process for direct merchants. These timing differences are primarily due to the fluctuations in volume, the timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks. This balance includes a liability for cash deposits from merchant customers held as collateral to minimize contingent liabilities associated with charges properly reversed by a cardholder. See Reserve for operating losses below. As of February 28, 2005 and May 31, 2004, the Company had a liability for cash deposits of $85.3 million and $65.9 million, respectively. The settlement processing receivable, net also reflects amounts payable to beneficiaries through the Company’s money transfer offering that have not been claimed at a settlement location as of the balance sheet date. As of February 28, 2005 and May 31, 2004, the amounts payable to beneficiaries relating to the money transfer offering was $7.1 million and $3.7 million, respectively.

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

During fiscal 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” referred to as FIN 45. The Company believes that its potential liability for the full amount of the charge reversed by the cardholder is a guarantee under FIN 45. The Company’s liability is represented by an allowance for operational losses that is based primarily on historical experience and other relevant factors. The adoption of FIN 45 did not have a material impact on the allowance, partially due to the risk management procedures described in the preceding paragraphs, as the carrying value approximates fair value. Economic downturns or increases in merchant fraud may result in significant increases in credit related issues. As of February 28, 2005 and May 31, 2004, $6.9 million and $6.5 million, respectively, has been reserved for losses associated with merchant card processing and is included as a component of the settlement processing receivable, net. The expense associated with the valuation allowance is included in cost of service in the Unaudited Consolidated Statements of Income. The Company recorded expenses of $1.6 million and $3.7 million for the three month periods ended February 28, 2005 and February 29, 2004, respectively, for these losses. For the nine month periods ended February 28, 2005 and February 29, 2004, the Company recorded expenses of $6.7 million and $8.9 million, respectively, for these losses. In addition, during the three month period ended February 28, 2005, the Company recorded certain other settlement losses due primarily to transactions rejected by the card associations or debit networks. While the company is actively pursuing collection, it is not probable that these amounts will be recovered from the merchants. These losses were offset by the favorable resolution of certain claims related to our Canadian settlement activities. The net loss recorded for these items was $1.0 million.

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

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has historically recovered less than 100% of the guaranteed checks. The Company’s check guarantee reserve is based on historical and projected loss experiences. As of February 28, 2005 and May 31, 2004, the Company had a check guarantee reserve of $4.8 million and $4.3 million, respectively, which is included in claims receivable, net in the accompanying Consolidated Balance Sheets. The expense associated with the valuation allowance is included in cost of service in the accompanying Unaudited Consolidated Statements of Income. The Company recorded expenses of $3.2 million and $2.6 million for the three month period as of February 28, 2005 and February 29, 2004, respectively, for these losses. For the nine month periods ended February 28, 2005 and February 29, 2004, the Company recorded expenses of $10.0 million and $8.7 million, respectively, for these losses. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance. In addition, the Company defers the revenue representing the fair value of the guarantee, until the guarantee is satisfied. Due to the nature of the Company’s business and the varying level of exposure depending upon check guarantee losses and anticipated recoveries, the Company is unable to reasonably estimate the maximum exposure for which the Company would be liable.

Property and equipment—Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method. Equipment is depreciated over two to seven year useful lives. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The Company capitalizes the costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The costs of purchased and internally-developed software used to provide services to customers or internal administrative services are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed seven years. Maintenance and repairs are charged to operations as incurred.

Goodwill and Other Intangibles Assets—On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. Global Payments adopted SFAS No. 142 in the first quarter of fiscal 2002. In accordance with this standard, the Company discontinued the amortization of goodwill and certain intangible assets that were determined to have an indefinite life.

Global Payments completed its annual testing for impairment of goodwill as of June 1, 2004, using the present value of expected future cash flows and determined that the fair value of the merchant services and money transfer reporting units exceeded the carrying amount of the net assets, including goodwill of the merchant services and money transfer reporting units. In addition, the Company has trademarks associated with the DolEx and MUZO acquisitions completed in fiscal 2004 that have an indefinite life and are not being amortized. The trademark associated with the Europhil acquisition completed in fiscal 2005 is not deemed an indefinite life intangible and is being amortized over two years. Also effective June 1, 2004, the Company completed an impairment analysis on its trademarks and has determined that the fair values exceed the carrying values. Accordingly, the Company determined that no impairment charge to goodwill or other indefinite life intangibles was required. No changes in amortization periods were required for other intangible assets.

Other intangible assets primarily represent customer-related intangible assets, such as customer relationships and merchant contracts, and trademarks associated with acquisitions. Customer-related intangible assets are amortized using the straight-line method over their estimated useful lives of three to 30 years. The useful lives for customer-related intangible assets are determined based primarily on information concerning start/stop dates and yearly attrition.

Impairment of long-lived assets—The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and other intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In management’s opinion, the long-lived assets, including property and equipment and other intangible assets are appropriately valued at February 28, 2005 and May 31, 2004.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Global Payments’ effective tax rates were 37.0% and 37.4% for the three and nine month periods ended February 28, 2005 and February 29, 2004, respectively.

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

Foreign currency translation—The Company has foreign subsidiaries or branches operating in Canada, the Czech Republic, Mexico, Spain, Belgium, the Netherlands, and the United Kingdom. The local currency of these subsidiaries or branches is the functional currency, except for the subsidiaries or branches in Mexico and the Netherlands whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change; exchange gains or losses were not significant. The assets and liabilities of subsidiaries or branches whose functional currency is a foreign currency are translated at the period-end rate of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of shareholders’ equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

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

Revenues from external customers from the Company’s service offerings are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(in thousands)		(in thousands)
Merchant services	$168,376	$141,638	$497,737	$416,802
Money transfer	27,150	20,922	78,929	30,669

	$195,526	$162,560	$576,666	$447,471

The Company’s services are provided primarily in the United States, Canada and Europe. The following is a breakdown of revenues by geographic region:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(in thousands)		(in thousands)
United States	$136,463	$122,675	$414,515	$327,165
Canada	44,269	38,570	129,380	118,370
Europe	14,794	1,315	32,771	1,936

	$195,526	$162,560	$576,666	$447,471

The following is a breakdown of long-lived assets by geographic region:

	February 28, 2005	May 31, 2004
	(in thousands)
United States	$412,912	$403,764
Canada	150,693	140,275
Europe	93,683	76,376
Latin America	2,112	1,737

	$659,400	$622,152

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for each of the three months ended February 28, 2005 and February 29, 2004 includes all outstanding stock options during the respective periods because the exercise prices were less than the average market share price for the period. For each of the nine months ended February 28, 2005 and February 29, 2004, the diluted share base includes all outstanding options other than incremental shares of 0.2 million related to stock options due to their anti-dilutive effect as a result of their option exercise prices being greater than the average market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended February 28, 2005 and February 29, 2004:

	Three Months Ended
	February 28, 2005			February 29, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$21,623	38,706	$0.56	$16,503	37,725	$0.44
Dilutive effect of stock options and restricted stock awards	—	1,397	(0.02)	—	1,604	(0.02)

Diluted EPS:
Net income available to common shareholders	$21,623	40,103	$0.54	$16,503	39,329	$0.42

	Nine Months Ended
	February 28, 2005			February 29, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$69,399	38,448	$1.81	$47,200	37,444	$1.26
Dilutive effect of stock options and restricted stock awards	—	1,286	(0.06)	—	1,388	(0.04)

Diluted EPS:
Net income available to common shareholders	$69,399	39,734	$1.75	$47,200	38,832	$1.22

At February 28, 2005, the Company has three stock-based compensation plans. These include the Global Payments Inc. Amended and Restated 2005 Incentive Plan, the Amended and Restated 2000 Non-Employee Director Stock Option Plan, and the 2000 Employee Stock Purchase Plan. The Company also had the Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan, but future options will not be issued under this plan. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Employee stock-based compensation is reflected in net income for restricted stock and for stock options that have been remeasured. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(in thousands, except per share data)
Net income:
As reported	$21,623	$16,503	$69,399	$47,200
Add: Stock compensation recognized under APB 25, net of related tax effects	517	350	2,575	895
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,789)	(1,468)	(9,229)	(3,872)

Pro forma net income	$19,351	$15,385	$62,745	$44,223

Basic earnings per share
As reported	$0.56	$0.44	$1.81	$1.26
Pro forma	$0.50	$0.41	$1.63	$1.18
Diluted earnings per share:
As reported	$0.54	$0.42	$1.75	$1.22
Pro forma	$0.49	$0.39	$1.60	$1.13

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment”. This standard will require the recognition of compensation expense for all awards the Company grants after the date the standard is adopted. In addition, the Company will be required to record compensation expense for the unvested portion of previously granted awards that remain outstanding as of the date of the adoption. SFAS 123(R) is effective for periods beginning after June 15, 2005. Early adoption of SFAS 123(R) is permitted under the transition provisions of the standard. Although the Company has not yet completed an analysis to quantify the exact impact the proposed standard would have on its future financial performance, the disclosures above provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provision of SFAS No. 123 to stock-based employee compensation to the current reporting periods.

NOTE 2—COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended February 28, 2005 and February 29, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(in thousands)
Net income	$21,623	$16,503	$69,399	$47,200
Foreign currency translation, net of tax of $(2,852) and $53; $8,117 and $1,966, respectively	(4,058)	90	12,739	3,290

Total comprehensive income	$17,565	$16,593	$82,138	$50,490

NOTE 3—RETIREMENT BENEFITS

The components of net periodic benefit costs relating to Global Payments’ noncontributory defined benefit plan in accordance with SFAS No. 132 (R), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, revised 2003” are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	121	152	363	456
Expected return on plan assets	(112)	(104)	(336)	(311)
Amortization of prior service cost	—	1	—	3
Amortization of net loss	10	75	30	224

Net periodic benefit cost	$19	$124	$57	$372

For fiscal year 2005, $1.0 million in contributions have been made to the Global Payments’ noncontributory defined benefit plan.

NOTE 4—BUSINESS ACQUISITIONS

Europhil

On December 21, 2004, the Company acquired Europhil, a group of European electronic money transfer companies, from individual investors for € 15.5 million or approximately U.S. $20.6 million, based on then existing exchange rates. Europhil was established in Spain in 1989 and is based in Madrid. As of the acquisition date, the group operated 26 retail branches in Spain, Belgium, and the United Kingdom and had a settlement network of approximately 1,000 locations in over 20 countries. More than 80% of its money transfers are sent to Latin American countries, including Ecuador, Colombia, Bolivia, and Brazil. Most of its remaining money transfers are sent to African and Asian countries, including Morocco, the Philippines, and India. The Company’s interest in Europhil was primarily based on its desire to leverage its consumer-to-consumer money transfer offering, technology platform and settlement channels beyond the United States to Latin America corridor, in addition to providing access to new regions in Europe, Africa and Asia.

Cash & Win

On June 30, 2004, Global Payments acquired Comerica Bank’s 49% interest in the Cash & Win product for $7.8 million in cash. This product had been offered through the 51% owned Global Payments Comerica Alliance since June 2001, when Comerica sold the former Imperial Bank merchant portfolio to the Global Payments Comerica Alliance. The Cash & Win product provides credit and debit card cash advance services to patrons of the gaming industry. The Company’s interest in the Cash & Win product was primarily based on its desire to establish a greater presence in the gaming industry and to gain increased control over the Cash & Win product by integrating it into the Company’s existing gaming product suite.

Purchase Price Allocations

The Europhil and Cash & Win acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results from each acquisition are included in the Company’s Unaudited Consolidated Statements of Income from the date of such acquisition.

Under the terms of the acquisition documents executed in connection with the Cash & Win acquisition, a portion of the purchase price may be refunded to the Company as a result of customer-based adjustments for a period of up to one year after the acquisition date. When and if paid, any adjustments may result in changes to the purchase price allocation.

The following table summarizes the preliminary purchase price allocations of the assets acquired and liabilities assumed at the date of acquisition.

	Europhil	Cash & Win
	(in thousands)
Current assets	$3,024	$—
Property and equipment, net	3,249	57
Trademark	936	—
Non-compete agreement	535	—
Customer-related intangible assets	—	566
Goodwill	17,044	2,468

Total assets acquired	24,788	3,091
Current liabilities	(3,110)	—
Long-term liabilities	(1,049)	—
Purchased minority interest	—	4,744

Net assets acquired	$20,629	$7,835

In addition, during the nine month period ended February 28, 2005, goodwill was increased as a result of a $3.4 million purchase adjustment for the DolEx acquisition and approximately $1.2 million for branches acquired by DolEx in fiscal 2005. The total amount of goodwill related to the fiscal 2005 acquisitions and purchase price adjustments that is deductible for tax purposes is $5.9 million.

NOTE 5—RESTRUCTURING

Fiscal 2003 Restructuring Activities

Effective December 31, 2002, the Company began accounting for its restructuring activities under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. During the fourth quarter of fiscal 2003, the Company, consistent with its strategy to leverage infrastructure and consolidate operations, committed to a plan to close three locations and consolidate these and other functions into existing locations. The plan required associated management and staff reductions, contract termination and other facility closure costs. The Company started execution of this plan in April 2003 and completed the plan in the fourth quarter of fiscal 2004. The Company incurred a total of $10.9 million associated with the fiscal 2003 restructuring activities. No restructuring charges were incurred in the three and nine month periods ended February 28, 2005. For the comparable periods in fiscal 2004, the Company incurred no restructuring charges for the three month period ended February 29, 2004 and $4.7 million in restructuring charges for the nine month period ended February 29, 2004.

The following schedule details the changes in liability associated with these restructuring charges for the nine months ended February 28, 2005:

	Liability Balance as of May 31, 2004	Costs Paid During Fiscal 2005	Liability Balance as of February 28, 2005
	(In thousands)
One-time employee termination benefits	$2,202	$1,787	$415
Contract termination costs	2,050	2,042	8

Totals	$4,252	$3,829	$423

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

As of February 28, 2005 and May 31, 2004, goodwill and intangible assets consisted of the following:

	February 28, 2005	May 31, 2004
	(in thousands)
Goodwill	$372,399	$342,012
Trademarks	46,036	45,108
Non-compete agreement	530	—
Customer related intangible assets	240,526	232,318

	659,491	619,438
Less: accumulated amortization	107,640	94,768

	$551,851	$524,670

Amortization expense totaled $3.8 million and $3.7 million for the three months ended February 28, 2005 and February 29, 2004, respectively and $10.9 million and $9.4 million for the nine months ended February 28, 2005 and February 29, 2004, respectively. The accumulated amortization amounts relate to the amortization of customer related intangible assets, trademarks, and the non-compete agreement.

The estimated amortization expense for the next five fiscal years is as follows (in thousands):

2006	$14,052
2007	$11,486
2008	$8,799
2009	$8,456
2010	$8,417

The change in the carrying amount of goodwill and other intangible assets from May 31, 2004 to February 28, 2005 was primarily the result of the Cash & Win and Europhil acquisitions, a $3.4 million purchase adjustment for the DolEx acquisition and approximately $1.2 million for branches acquired by DolEx in fiscal 2005.

Additions to intangible assets consist of trademarks, a non-compete agreement and customer related intangible assets. The customer related intangible assets have weighted average amortization periods of 15 years. The non-compete agreement has an amortization period of three years. The Company has trademarks associated with the DolEx and MUZO acquisitions completed in fiscal 2004 that have an indefinite life and are not being amortized. The trademark associated with the Europhil acquisition completed in fiscal 2005 is not deemed an indefinite life intangible and is being amortized over two years.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Line of Credit

The Company also has a three-year, $350 million revolving credit facility agreement with a syndicate of U.S. banks that was entered into on November 25, 2003. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. The facility expires in November 2006 and has a variable interest rate based on a market short-term floating rate plus a margin that varies according to the Company’s leverage position. As of February 28, 2005 and May 31, 2004, the Company had $85.6 million and $122.0 million outstanding, respectively, on its U.S. credit facility.

Line of Credit with Related Party

On November 23, 2004, the Company entered into a 364-day, amended and restated credit facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent, and a syndicate of U.S. banks, which the Company refers to as its Canadian Credit Facility. This $175 million Canadian or approximately $141 million U.S. based on exchange rates existing on February 28, 2005, Canadian Credit Facility replaced the existing credit facility with CIBC, which provided working capital that allowed the Company to provide Canadian merchants with “same day value” for their VISA credit card deposits. Same day value is the practice of giving merchants value for credit card transactions on the date of the applicable sale, even though we receive the corresponding settlement funds from VISA Canada/International at a later date. The amounts borrowed under the Canadian Credit Facility are restricted in use to pay Canadian VISA merchants and such amounts are generally received from VISA Canada/International on the following day. CIBC currently owns approximately 16% of the Company’s outstanding common stock.

The Canadian Credit Facility consists of two components: (i) a revolving line of credit of up to $100 million Canadian, or approximately $81 million U.S. based on exchange rates existing on February 28, 2005, which is provided by a syndicate of U.S. banks and which the Company refers to as the Tranche A Loans and (ii) a revolving line of credit of up to $75 million Canadian, or approximately $60 million U.S. based on exchange rates existing on February 28, 2005, which is provided by CIBC and which the Company refers to as the Tranche B Loans. The Canadian Credit Facility also contains an additional overdraft facility available to cover larger advances during periods of peak credit card usage. The Tranche A Loans bear interest at a variable rate based on the U.S. dollar Prime Rate, Canadian dollar LIBOR or U.S. dollar LIBOR, and the Tranche B Loans bear interest at a variable rate based on the CIBC Offered Rate (an overnight rate in Canadian dollars), Canadian dollar LIBOR, or the Canadian dollar Prime Rate.

The Company’s obligations under the Canadian Credit Facility are secured by a first priority security interest in the Company’s accounts receivable from VISA Canada/International for transactions processed through the CIBC Visa bank identification number, and the bank accounts in which the settlement funds are deposited, and by guarantees from certain of the Company’s subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under the Company’s U.S. credit facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. The Canadian Credit Facility is scheduled to expire on November 18, 2005, and can be renewed for up to two consecutive 364-day periods at the option of all parties. At February 28, 2005 and May 31, 2004, there was $12.8 million and $113.2 million Canadian, or approximately $10.3 million and $83.1 million U.S., respectively, outstanding on the Company’s credit facilities, based on then existing exchange rates.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the nine months ended February 28, 2005 and February 29, 2004 are as follows:

	Nine Months Ended
	February 28, 2005	February 29, 2004
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$30,661	$26,683
Interest paid	4,670	2,069
Supplemental non-cash investing and financing activities:
Common stock issued in consideration for acquisition (223,289 shares)	—	7,844
Notes payable issued in consideration for acquisition	—	114,229

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

General

We are a leading payments company. As a high-volume processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. Including our time as part of National Data Corporation, now known as NDCHealth or NDC, we have provided transaction processing services since 1967. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun off from NDCHealth on January 31, 2001.

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

Executive Overview

In the three months ended February 28, 2005, revenue increased $32.9 million or 20% to $195.5 million from $162.6 million in the prior year’s comparable period, primarily due to our acquisition of MUZO, which was substantially completed in May 2004, as well as growth in our money transfer and domestic direct merchant services offerings. This includes $14.5 million in revenue recorded in the current quarter from our recent acquisitions of MUZO and Europhil. Operating income was $38.2 million for the three months ended February 28, 2005 compared to $30.4 million in the prior year’s comparable period, which resulted in an increase in operating margin to 19.5%

for the current period from 18.7% for the three months ended February 29, 2004. This increase was largely a result of greater economies of scale, the impact of consolidation efforts completed in fiscal 2004 and continued cost containment programs. Our revenue growth and margin improvements resulted in a 31% increase in net income to $21.6 million and a 29% increase in our diluted earnings per share to $0.54 per share for the three months ended February 28, 2005. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model.

On December 21, 2004, we acquired Europhil, a group of European electronic money transfer companies, from individual investors for € 15.5 million or approximately U.S. $20.6 million ($18.0 million net of acquired cash), based on then existing exchange rates. Europhil was established in Spain in 1989 and is based in Madrid. As of the acquisition date, the group operated 26 retail branches in Spain, Belgium, and the United Kingdom and had a settlement network of approximately 1,000 locations in over 20 countries. More than 80% of its money transfers are sent to Latin American countries, including Ecuador, Colombia, Bolivia, and Brazil. Most of its remaining money transfers are sent to African and Asian countries, including Morocco, the Philippines, and India. Our interest in Europhil was primarily based on our desire to leverage our consumer-to-consumer money transfer offering, technology platform and settlement channels beyond the United States to Latin America corridor, in addition to providing access to new regions in Europe, Africa and Asia.

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

Results of Operations

In the three months ended February 28, 2005, revenue increased $32.9 million or 20% to $195.5 million from $162.6 million in the prior year’s comparable period. In the nine months ended February 28, 2005, revenue increased $129.2 million or 29% to $576.7 million from $447.5 million in the prior year’s comparable period. We expect fiscal 2005 revenue of $774 million to $781 million, reflecting growth of 23% to 24%, compared to revenue of $629 million in fiscal 2004.

The Company’s service offering revenues from external customers are as follows (dollars in millions):

	Three Months Ended			Nine Months Ended
	February 28, 2005	February 29, 2004	% Change	February 28, 2005	February 29, 2004	% Change
Merchant services	$168.4	$141.7	19%	$497.8	$416.8	19%
Money transfer	27.1	20.9	30%	78.9	30.7	157%

	$195.5	$162.6	20%	$576.7	$447.5	29%

Merchant services –

Revenue from our merchant services offering for the three months ended February 28, 2005 increased $26.7 million or 19%, to $168.4 million, up from $141.7 million in the three months ended February 29, 2004. In the nine months ended February 28, 2005, merchant services revenue increased $81.0 million or 19%, to $497.8 million, up from $416.8 million in the nine months ended February 29, 2004. This growth includes revenue of $12.3 million for the three months ended February 28, 2005 and $29.7 million for the nine months ended February 28, 2005 associated with the MUZO acquisition, which was substantially completed in May 2004. In February 2004, we acquired a 52.6% interest in MUZO. In May 2004, we completed a public tender offer for the remaining shares of MUZO, which resulted in our current ownership of 98% of the outstanding equity interest. We are currently pursuing ownership of the remaining 2% interest. MUZO had growth in excess of 20% over the prior year period in the number of ATM and point-of-sale authorization transactions processed for the three and nine months ended February 28, 2005.

We have continued to grow our domestic direct merchant channel by adding mid-market merchants in diversified vertical markets. The increase in revenue reflects mid-teen transaction growth in our domestic direct card merchant channel. Our domestic average dollar value of transaction, or average ticket, and our domestic average discount revenue per dollar value volume, or spread, both remained relatively stable for both the three and nine month periods ended February 28, 2005, compared to the same periods in the prior year.

Our Canadian credit card transactions processed for both the three and nine month period ended February 28, 2005, grew in the low double digits compared to the same period in the prior year. Despite positive credit card transaction growth, total Canadian credit and debit transactions declined modestly in the quarter compared to last year, due primarily to the loss of a large debit-based retailer in May 2004. Our Canadian average ticket for the quarter declined in the mid single digits, partially due to our decision to exit from our low-margin, high-risk contract with Air Canada for processing MasterCard transactions. We expect to exit our VISA contract with the airline later this spring. Our Canadian spread for the quarter grew in the mid single digits due to the impact of merchant re-pricing initiatives and was relatively flat for the nine month period ended February 28, 2005. Our Canadian revenue also benefited from a one-time favorable merchant pricing adjustment of approximately $0.8 million U.S. and a stronger year-over-year Canadian currency exchange rate.

These revenue growth factors were partially offset by continued and expected declines in our domestic indirect channel revenue, which consisted of a high teen decrease for the three and nine month periods ended February 28, 2005, compared to the same periods last year. We attribute these declines to the industry consolidation of financial institutions and competitive pricing pressures, which we expect to continue for the foreseeable future.

Money transfer –

Revenue from our money transfer services offering for the three months ended February 28, 2005 increased by $6.2 million or 30%, to $27.1 million, up from $20.9 million in the three months ended February 29, 2004. In the nine months ended February 28, 2005 money transfer revenue increased $48.2 million or 157%, from $30.7 million to $78.9 million in the nine months ended February 29, 2004. This revenue growth includes DolEx revenue of $21.3 million and $17.3 million, respectively for the three months ended February 28, 2005 and February 29, 2004. For the nine months ended February 28, 2005 and February 29, 2004, $66.1 million and $21.1 million, respectively in revenue was recorded relating to our acquisition of DolEx, which annualized in November 2004. This revenue growth also includes the impact of the Europhil acquisition that closed on December 21, 2004.

Revenue in the consumer-to-consumer money transfer service offering is primarily driven by transaction levels and unit pricing. Consumer-to-consumer money transfer transactions for the quarter grew more than 20%, primarily due to continued industry growth, additional U.S. branch locations, our Europhil acquisition and a more competitive unit pricing strategy compared to the prior year quarter. Our business strategy is to competitively price our money transfer services, which we believe will further expand our customer base and increase our market share. Further, our use of fixed-cost employees rather than variable-cost agents enhances this strategy, as higher transaction levels will provide significant future leverage.

Operating expenses

Cost of service increased by $15.6 million or 22%, to $87.4 million in the three months ended February 28, 2005, from $71.8 million in the three months ended February 29, 2004. As a percentage of revenue, cost of service increased to 45% in the three months ended February 28, 2005 from 44% in the prior year’s comparable period.

Cost of service increased by $46.0 million or 23% from $201.2 million in the nine months ended February 29, 2004 to $247.2 million in the nine months ended February 28, 2005. As a percentage of revenue, cost of service decreased to 43% in the nine months ended February 28, 2005 from 45% in the prior year’s comparable period.

The increase in cost of service is primarily attributed to the impact of acquisitions completed in the last 12 months and the related intangible amortization. The decrease in cost of service as a percentage of revenue for the nine months ended February 28, 2005 is primarily due to the impact of our consolidation efforts completed in fiscal 2004, other cost reduction initiatives, and the leveraging of our fixed costs with revenues growing at a faster rate than cost of service expenses.

Sales, general and administrative expenses increased by $9.6 million or 16% to $70.0 million in the three months ended February 28, 2005 from $60.4 million in the prior year’s comparable period. As a percentage of revenue, these expenses decreased to 36% for the three months ended February 28, 2005 compared to 37% for the three months ended February 29, 2004.

Sales, general and administrative expenses increased by $51.1 million or 32% to $208.9 million in the nine months ended February 28, 2005 from $157.8 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 36% for the nine months ended February 28, 2005 compared to 35% for the nine months ended February 29, 2004.

The changes in sales, general and administrative expenses is primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO channel generally produces lower margins than our other channels due to the ongoing commission payments to the ISOs, which are generally paid as long as each merchant continues to process with Global Payments. This commission model differs from our other sales channels, where the commissions are paid for a finite period. The changes are also a result of the inclusion of our fiscal 2004 and fiscal 2005 acquisitions. In addition, these increases are attributed to ongoing investments made in our direct sales channels and business development costs.

During the fourth quarter of fiscal 2003, we announced the closure and consolidation of three operating facilities and their related functions into existing operating centers. We implemented the plan in April 2003 and completed it in the fourth quarter of fiscal 2004. For the three and nine months ended February 28, 2005, no restructuring charges were incurred. For the comparable periods in fiscal 2004, we incurred no restructuring charges for the three month period ended February 29, 2004 and $4.7 million in restructuring charges for the nine month period ended February 29, 2004. See Note 5 in the “Notes to Unaudited Consolidated Financial Statements” for additional information.

Operating income

Operating income increased $7.8 million or 26% to $38.2 million for the three months ended February 28, 2005 compared to $30.4 million for the same period in fiscal 2004. This resulted in an operating margin of 19.5% for the three months ended February 28, 2005 compared to 18.7% for the three months ended February 29, 2004.

Operating income increased $36.9 million or 44% to $120.6 million for the nine months ended February 28, 2005 compared to $83.7 million for the same period in fiscal 2004. This resulted in an operating margin of 20.9% for the nine months ended February 28, 2005 compared to 18.7% for the nine months ended February 29, 2004.

The changes in operating income and operating margins are primarily due to the revenue growth factors and benefits from acquisition integration and other cost factors described above. We anticipate an operating income margin of 20.6% to 20.8% for fiscal 2005.

Other income/expense

Interest and other income/expense increased as a net expense by $0.3 million to $2.2 million for the three months ended February 28, 2005 compared to a net expense of $1.9 million in the same period in fiscal 2004.

Interest and other income/expense increased as a net expense by $2.1 million to $4.9 million for the nine months ended February 28, 2005 compared to a net expense of $2.8 million in the same period in fiscal 2004.

This increase is primarily due to interest expense, resulting from borrowings in the second half of fiscal 2004 used to finance our acquisitions. This increase is also due to $0.9 million in debt pre-payment fees incurred during fiscal 2005 relating to debt assumed in our MUZO acquisition. For fiscal 2005, we are expecting $6.0 million to $7.0 million in total expense for the interest and other income and interest and other expense line items netted together.

Decrease in minority interest to $1.7 and $5.5 million, respectively, for the three and nine months ended February 28, 2005 reflected the elimination of minority interest relating to our Cash & Win acquisition and the reduction in the minority interest relating to our successful MUZO tender offer substantially completed in May 2004, partially offset by growth in our Comerica Alliance. For fiscal 2005, we are expecting $7.0 million to $8.0 million in total minority interest expense.

Net income

Net income increased $5.1 million, or 31%, to $21.6 million in the three months ended February 28, 2005 from $16.5 million in the prior year’s comparable period, resulting in a $0.12 increase in diluted earnings per share to $0.54 in the three months ended February 28, 2005 from $0.42 in the prior year’s comparable period.

Net income increased $22.2 million, or 47%, to $69.4 million in the nine months ended February 28, 2005 from $47.2 million in the prior year’s comparable period, resulting in a $0.53 increase in diluted earnings per share to $1.75 in the nine months ended February 28, 2005 from $1.22 in the prior year’s comparable period. The net income for the nine months ended February 29, 2004 reflects restructuring charges of $2.9 million net of tax, or $0.07 diluted earnings per share, as part of our fiscal 2003 restructuring activities.

We expect diluted earnings per share to be $2.31 to $2.35 for fiscal 2005.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At February 28, 2005, we had cash and cash equivalents totaling $58.2 million.

Net cash provided by operating activities increased $119.2 million, or 173%, to $188.0 million for the nine months ended February 28, 2005 from $68.8 million for the comparable period in the prior year. The increase in cash flow from operations was primarily due to the timing of net settlement processing receivable, accounts receivable, prepaid expenses, tax payments and the increase in net income. The change in accounts receivable is due to timing associated with increased revenue in our direct merchant services offering. The changes in the net settlement processing receivable are primarily due to the fluctuations in volume, the timing of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks in our direct merchant services offering.

Net cash used in investing activities decreased $51.9 million to $58.1 million for the nine months ended February 28, 2005, from $110.0 million for the comparable period in the prior year. This decrease is primarily due to reduced business acquisition activities. During the current fiscal year, we acquired Europhil on December 21, 2004, for € 15.5 million or approximately U.S. $20.6 million based on then existing exchange rates. Our business acquisition activities also included acquiring Comerica Bank’s 49% interest in the Cash & Win product on June 30, 2004 at a purchase price of $7.8 million, paid in cash. In addition to Europhil and Cash & Win, business acquisitions included a $3.4 million tax related purchase adjustment for the DolEx acquisition and $1.2 million for branches acquired by DolEx. In the nine months ended February 29, 2004, we completed our DolEx acquisition at a purchase price of approximately $192 million, through a combination of $61 million in cash, net of acquired cash of $9 million and the issuance of $114 million in promissory notes payable to the sellers and the issuance of approximately 223,000 shares of our common stock with an approximate fair value of $8 million. On December 1, 2003, we repaid the notes in full using our U.S. credit facility.

Capital expenditures increased $12.6 million to $27.6 million for the nine months ended February 28, 2005, from $15.0 million for the nine months ended February 29, 2004. These expenditures primarily relate to systems development and hardware relating to our consolidation of our two U.S. platforms and the platform operated by NDCHealth to a single platform. Once completed, we will no longer depend on the processing platform we now share with NDCHealth. The capital expenditures for the nine months ended February 28, 2005 also include facility expansion activities associated with our headquarters relocation, Canadian merchant terminals and DolEx branch expansion. In fiscal 2005, we expect approximately $30 million to $35 million in total capital spending.

Net cash used in financing activities for the nine months ended February 28, 2005 was $113.1 million compared to net cash provided by financing activities for the nine months ended February 29, 2004 of $87.6 million. During the nine months ended February 28, 2005, we repaid $109.2 million, net on our credit facilities, and during the nine months ended February 29, 2004, we borrowed $209.8 million, net on our credit facilities. These borrowings were required due to increased consumer credit card spending and the timing of the quarter-end on a weekend in the prior period. See “Credit Facilities” below for additional details. Principal payments under long term debt and capital lease agreements increased $8.3 million from $1.5 million in the nine-month period ended February 29, 2004 to $9.8 million in the nine-month period ended February 28, 2005. This increase primarily resulted from the pre-payment of certain notes payable assumed in the MUZO acquisition, which was funded by MUZO’s cash flow from operations. The increase in net cash used in financing activities was partially offset by an increase in cash provided from stock issued under employee stock plans. The proceeds from stock issued under employee stock plans increased $13.3 million from $4.7 million in the nine month period ended February 29, 2004 to $18.0 million in the nine month period ended February 28, 2005, due to an increase in options exercised.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of February 28, 2005, we do not have any material capital commitments, other than commitments under capital and operating leases or planned capital expenditures.

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

In addition, the facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the credit facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. As of February 28, 2005 and May 31, 2004, we had $85.6 million and $122.0 million outstanding, respectively, on our U.S. credit facility. Unless we have additional acquisitions or other capital needs, we intend to pay off this amount in the next 12 months.

On November 23, 2004, we entered into a 364-day, amended and restated credit facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent, and a syndicate of U.S. banks, which we refer to as our Canadian Credit Facility. This $175 million Canadian or approximately $141 million U.S. based on exchange rates existing on February 28, 2005, Canadian Credit Facility replaced the existing credit facility with CIBC, which provided working capital that allowed us to provide Canadian merchants with “same day value” for their VISA credit card deposits. Same day value is the practice of giving merchants value for credit card transactions on the date of the applicable sale, even though we receive the corresponding settlement funds from VISA Canada/International at a later date. The amounts borrowed under the Canadian Credit Facility are restricted in use to pay Canadian VISA merchants and such amounts are generally received from VISA Canada/International on the following day. CIBC currently owns approximately 16% of our outstanding common stock.

The Canadian Credit Facility consists of two components: (i) a revolving line of credit of up to $100 million Canadian, or approximately $81 million U.S. based on exchange rates existing on February 28, 2005, which is provided by a syndicate of U.S. banks and which we refer to as the Tranche A Loans and (ii) a revolving line of credit of up to $75 million Canadian, or approximately $60 million U.S. based on exchange rates existing on February 28, 2005, which is provided by CIBC and which we refer to as the Tranche B Loans. The Canadian Credit Facility also contains an additional overdraft facility available to cover larger advances during periods of peak credit card usage. The Tranche A Loans bear interest at a variable rate based on the U.S. dollar Prime Rate, Canadian dollar LIBOR or U.S. dollar LIBOR, and the Tranche B Loans bear interest at a variable rate based on the CIBC Offered Rate (an overnight rate in Canadian dollars), Canadian dollar LIBOR, or the Canadian dollar Prime Rate.

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in our accounts receivable from VISA Canada/International for transactions processed through the CIBC Visa bank identification number, and the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. credit facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. The Canadian Credit Facility is scheduled to expire on November 18, 2005, and can be renewed for up to two consecutive 364-day periods at the option of all parties. At February 28, 2005 and May 31, 2004, there was $12.8 million and $113.2 million Canadian, or approximately $10.3 million and $83.1 million U.S., respectively, outstanding on our credit facilities, based on then existing exchange rates.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with the risk factors and cautionary statements set forth in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended May 31, 2004, those set forth elsewhere in this report, those set forth from time to time in our analyst calls and discussions and other filings made with the Securities and Exchange Commission. These cautionary statements qualify all of our forward-looking statements and you are cautioned not to place undue reliance on these forward-looking statements.

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

During fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” referred to as FIN 45. We believe our potential liability for the full amount of the charge is a guarantee under FIN 45. Our liability is represented by an allowance for operational losses that is based primarily on historical experience and other relevant factors. The adoption of FIN 45 did not have a material impact on the allowance, partially due to the risk management procedures described in the preceding paragraphs, as the carrying value approximates fair value. Economic downturns or increases in merchant fraud may result in significant increases in credit related issues. As of February 28, 2005 and May 31, 2004, $6.9 million and $6.5 million, respectively, has been reserved for losses associated with merchant card processing and is included as a component of the settlement processing receivable, net. The expense associated with the valuation allowance is included in cost of service in the accompanying Unaudited Consolidated Statements of Income. We recorded expenses of $1.6 million and $3.7 million as of the three months ending February 28, 2005 and February 29, 2004, respectively, for these losses. For the nine month periods ending February 28, 2005 and February 29, 2004, we recorded expenses of $6.7 million and $8.9 million, respectively, for these losses.

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

We also have a check guarantee business. Similar to the credit card business, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have historically recovered less than 100% of the guaranteed checks. Our check guarantee reserve is based on historical and projected loss experiences. As of February 28, 2005 and May 31, 2004, we had a check guarantee reserve of $4.8 million and $4.3 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets. The expense associated with the valuation allowance is included in cost of service in the accompanying Unaudited Consolidated Statements of Income. We recorded expenses of $3.2 million and $2.6 million for the three months ended February 28, 2005 and February 29, 2004, respectively, for these losses. For the nine month periods ended February 28, 2005 and February 29, 2004, we recorded expenses of $10.0 million and $8.7 million, respectively, for these losses. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance. In addition, we defer the revenue representing the fair value of the guarantee, until the guarantee is satisfied. Due to the nature of our business and the varying level of exposure depending upon check guarantee losses and anticipated recoveries, we are unable to reasonably estimate the maximum exposure for which we would be liable. The adoption of FIN 45 had no impact on our financial position or results of operations.

Goodwill and long-lived asset valuations—Goodwill and certain other intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, property and equipment, and other intangible assets may warrant revision or may not be recoverable. Goodwill is evaluated for impairment by applying a fair value based test. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In our opinion, the long-lived assets, including goodwill, property and equipment, and other intangible assets are appropriately valued at February 28, 2005 and May 31, 2004.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. These factors include, but are not limited to, the following:

•	Our revenues from the sale of services to merchants that accept VISA cards and MasterCard cards are dependent upon our continued VISA and MasterCard certification and financial institution sponsorship.

•	Loss of key Independent Sales Organizations or ISOs could reduce our revenue growth.

•	With operations in Canada and Europe and our entry into the consumer electronic money transfer market, we are exposed to foreign currency risks. We are also subject to risks from our variable rate credit facility with CIBC that could reduce our earnings and significantly increase our cost of capital.

•	Some of our competitors are larger and have greater financial and operational resources than we do, which may give them an advantage in our market in terms of the price offered to customers or our ability to develop new technologies.

•	We are subject to the business cycles and credit risk of our merchant customers.

•	In order to remain competitive and continue to increase our revenues, we must continually update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

•	Security breaches or system failures could harm our reputation and adversely affect future profits.

•	Reduced levels of consumer spending can adversely affect our revenues.

•	Changes in state, federal and foreign laws and regulations affecting the consumer electronic money transfer industry might make it more difficult for our customers to initiate money transfers, which would adversely affect our revenues.

•	Changes in immigration patterns can adversely affect our revenues from consumer electronic money transfers.

•	In order for us to continue to grow and increase our profitability, we must continue to expand our share of the existing electronic payments market and also expand into new markets.

•	As a result of the ownership by the Canadian Imperial Bank of Commerce, or CIBC, of approximately 16% of our common stock, certain banking regulations may limit the types of business in which we can engage.

•	We are dependent on NDCHealth Corporation, or NDCHealth, for the provision of critical telecommunications services, network systems and other related services for the operation of our business, and the failure of NDCHealth to provide those services in a satisfactory manner could affect our relationships with customers and our financial performance.

•	Increases in credit card association fees may result in the loss of customers or a reduction in our profit margin if we are unable to pass through these increases to our merchant customers.

•	Utility and system interruptions or processing errors could adversely affect our operations.

•	Continued consolidation in the banking and retail industries could adversely affect our growth.

•	Loss of strategic industries could reduce revenues and earnings.

•	If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

•	We may become subject to additional U.S., state or foreign taxes that cannot be passed through to our merchant customers, in which case our profitability could be adversely affected.

•	Anti-takeover provisions of our articles of incorporation and bylaws, our rights agreement and provisions of Georgia law could delay or prevent a change of control that you may favor.

•	We may not be able or we may decide not to pay dividends at a level anticipated by shareholders on our common stock, which could reduce your return on shares you hold.

We are a complex and decentralized international company and, as a result, we are subject to the potential risk of internal control deficiencies which are experienced by similar companies with diverse and growing international operations. For example, several of our international operating subsidiaries have separate and independent accounting, cash disbursement, and inventory systems. In addition to the current structure of our accounting function across multiple subsidiaries, we are constantly seeking domestic and international acquisition opportunities, which raise the risk that one of our acquired entities may have material weaknesses in its financial controls that will need to be remediated. Such deficiencies, alone or in combination with other significant deficiencies, could potentially be determined to constitute a material weakness by our independent auditors, leading to a qualified report. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the price of our common stock.

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

Item 4. Controls and Procedures

We concluded an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended February 28, 2005. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of the end of the quarterly period ended February 28, 2005, our management, including our principal executive officer and our principal financial officer, concluded that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

There have been no significant changes in our internal procedures that could significantly affect these controls during the third quarter of fiscal 2005.

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

Global Payments Inc.
(Registrant)

Date: April 1, 2005	By:	/s/ James G. Kelly
James G. Kelly
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

GLOBAL PAYMENTS INC.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

31.1		Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2		Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	*	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.