Form 10-K
period 2005-05-31
GLOBAL PAYMENTS INC
filed 2005-08-15
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

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

The aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all named executive officers, directors, and shareholders owning 15% or more of the outstanding shares of common stock as of November 30, 2004, are “affiliates” of the Registrant) was $1,709,938,124 based upon the last reported sale price on the New York Stock Exchange on November 30, 2004.

The number of shares of the registrant’s common stock outstanding at July 20, 2005 was 39,119,726 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s proxy statement for the 2005 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.

2005 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTICE REGARDING

FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this report to “Global Payments,” the “Company,” “we,” “us,” and “our” refer to Global Payments Inc. and our respective subsidiaries.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Exhibit 99.1 to this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission, or SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the SEC. You may read and print materials that we have filed with the SEC from their website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor information section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing or calling us using the address or phone number on the cover of this Form 10-K. We are not including the information on our website as a part of, or incorporating it by reference into, this report.

Our SEC filings may also be viewed and copied at the following SEC public reference room, and at the offices of the New York Stock Exchange, where our common stock is quoted under the symbol “GPN”.

SEC Public Reference Room

450 Fifth Street, N.W., Room 1200

Washington, DC 20549

(You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.)

New York Stock Exchange, Inc.

20 Broad Street

New York, NY 10005

PART I

ITEM 1—BUSINESS

General Developments

Financial Highlights

In fiscal 2005, revenue increased $155.0 million or 24.6% to $784.3 million from $629.3 million in fiscal 2004. We attribute this revenue growth primarily to increases from our direct merchant services and consumer-to-consumer money transfer offerings, and acquisitions closed late in fiscal 2004. Operating income was $160.1 million for fiscal 2005, compared to $112.9 million for fiscal 2004, which resulted in an increase in operating margin to 20.4% for fiscal 2005 from 17.9% for fiscal 2004. Net income increased $30.5 million, or 48.8%, to $92.9 million in fiscal 2005 from $62.4 million in the prior year, resulting in a $0.73 increase in diluted earnings per share to $2.33 in fiscal 2005 from $1.60 in fiscal 2004.

The operating income amounts reflect restructuring and other charges of $3.7 million, or $0.06 per diluted share, and $9.6 million, or $0.16 per diluted share, in fiscal 2005 and fiscal 2004, respectively. Restructuring and other charges represented 0.5% and 1.5% of revenue in the fiscal years ended May 31, 2005 and 2004, respectively.

Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed explanation of these results.

Acquisitions

On December 21, 2004, we closed the acquisition from various individual shareholders of all of the outstanding equity interests in the following related privately held companies: United Europhil, S.A., a Spanish corporation; Tropical Express, S.L., a Spanish LLC; United Europhil Belgique, S.P.R.L, a Belgian company; and United Europhil UK, Ltd., an English company, which we collectively refer to throughout this report as Europhil or the Europhil acquisition. These entities engage in money transmittal and ancillary services from the countries in which the legal entities reside primarily to settlement locations in Latin America, Morocco, and the Philippines. The total consideration paid for this transaction, which was paid in cash at closing, was €15.5 million, or approximately $20.8 million at exchange rates in effect at closing. The companies acquired in connection with the Europhil acquisition are being operated through a newly formed Spanish holding company named DolEx Dollar Express Europe. The purpose of the transaction was to further our strategy of expanding our customer base and market share geographically. The results of Europhil’s operations were included in our consolidated financial statements commencing on December 22, 2004.

On June 30, 2004, we acquired the remaining 49% interest in the Cash & Win product line from Comerica Bank. Prior to the acquisition, we effectively owned 51% of the Cash & Win product line because it was owned and operated by Global Payments Comerica Alliance, LLC, our joint venture with Comerica Bank. The Cash & Win product line provides credit and debit card cash advance services to patrons of the gaming industry. The total cash consideration paid for this interest was approximately $7.8 million. Effective July 1, 2004, we began recognizing 100% of the net income of the Cash & Win product line in our consolidated statements of income.

Data Center Relocation

We expect to complete the relocation of our primary data center to our Atlanta headquarters by the end of the second quarter of fiscal 2006. The primary purpose of the relocation is to comply with an IRS requirement regarding our facility lease with NDCHealth, formerly known as National Data Corporation, which is our landlord and former parent company. We believe this relocation is consistent with the tax-free nature of the spin-off from NDCHealth which occurred on January 31, 2001.

Stock Split

On July 19, 2005, our board of directors authorized a two-for-one stock split to be effected in the form of a stock dividend. As a result of the stock split, each shareholder will be entitled to receive one additional share of our common stock for each share of common stock held of record on October 14, 2005. We expect that the shares resulting from the split will be distributed by our transfer agent on or about October 28, 2005. The stock split will increase the number of shares of our common stock outstanding from approximately 39 million to approximately 78 million shares. This stock split has not been reflected in this annual report filed on Form 10-K for the year ended May 31, 2005. While the declaration of dividends occurs at the discretion of our board of directors, we expect that any quarterly cash dividends declared during fiscal 2006 will remain at $0.04 per common share on a pre-split basis, or $0.02 per common share on a post-split basis. When the split is effected, the exercise price of all outstanding stock options will be reduced by 50% and the numbers of options outstanding and remaining for future grant will increase by 100%.

Business Description

We are a leading payment processing company. As a high volume payments processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between the necessary parties so that a transaction can be completed. Including our time as part of National Data Corporation, now known as NDCHealth, or NDC, we have provided transaction processing services since 1967. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun off from NDC on January 31, 2001.

We market our products and services throughout the United States, Canada and Europe, and we also conduct business in Latin America, Morocco and the Philippines through our money transfer offerings. We operate in one business segment, electronic transaction payment processing, and we provide products through our merchant services and money transfer offerings. Our merchant services offerings target customers in many vertical industries including government, professional services, restaurants, universities, utilities, gaming, retail and health care. Our money transfer offerings primarily target immigrant laborers in the United States and Europe.

Total revenues from our merchant services and money transfer offerings are as follows:

	2005	2004	2003
	(in thousands)
Merchant services	$680,800	$579,387	$507,987
Money transfer	103,531	49,933	8,097

	$784,331	$629,320	$516,084

For a discussion of revenues in the United States, Canada and Europe for the fiscal years ended May 31, 2005, 2004 and 2003, see Note 1 in the “Notes to Consolidated Financial Statements”.

Merchant Services

Our merchant services offerings provide merchants and financial institutions with credit and debit card transaction processing, check services, and terminal management. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, independent sales organizations, or ISOs, and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and ISOs on an unbundled basis, that in turn resell our products and services to their merchants. We also offer sales, installation, and servicing of ATM and point of sale (“POS”) terminals and selected card issuing services, which are components of indirect merchant services, through MUZO, a.s., or MUZO, our subsidiary based in the Czech Republic. Our direct merchant services are marketed in the United States and Canada and our indirect merchant services are marketed in the United States, Canada and Central and Eastern Europe.

For the fiscal year ended May 31, 2005, approximately 74% of our total revenue arose from direct merchant services and approximately 13% arose from indirect merchant services. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Direct Merchant Services

We market our services through a variety of sales channels that includes a dedicated sales force, ISOs, an internal telesales group, trade associations, alliance and agent bank relationships, retail outlets and financial institutions. In addition to receiving referrals from approximately 1,500 bank branch locations in Canada, we have affiliations with more than 450 organizations, including financial institutions, alliance bank branch locations and trade associations, and approximately 135 Certified Application Providers, or CAPs, in the United States that provide sales leads. Additionally, we market directly to customers through print advertising and direct mail efforts. We also participate in major industry tradeshows and publicity events and actively execute various public relations campaigns. We pursue this strategy because we believe that it utilizes one of the lowest delivery cost systems available to successfully acquire target customers.

Credit and Debit Card Transaction Processing

Credit and debit card transaction processing includes VISA, MasterCard and on-line and off-line debit card processing. Credit and debit card processing involves a consumer or cardholder acquiring goods or services from a merchant and using a credit or debit card as the form of payment. The term “merchant” generally refers to any organization that accepts credit or debit cards for the payment of goods and services, such as retail stores, both physical locations and internet sites, restaurants, universities, and government agencies. We are the processing intermediary between the merchant and the card associations, debit networks, and financial institutions.

Although card transactions may appear to be simple, a transaction requires a complex process involving various participants in a series of electronic connections. In addition to electronic transaction payment processors such as Global Payments, also known as merchant acquirers, participants in this process also include card issuers, cardholders, merchants, members, and card associations. Card issuers are financial institutions that issue credit and debit cards to approved applicants and are identifiable by their trade name typically imprinted on the issued cards.

An approved applicant for a credit or debit card from a card issuer is referred to as a cardholder, and may be any entity for which an issuer wishes to extend a line of credit, such as a consumer, corporation, or government agency. The cardholder may use the card at any merchant location that meets the qualification standards of the relevant card association, such as MasterCard, VISA, other cards such as American Express, Discover, and Diners Club, or debit networks such as STAR, NYCE, and PULSE in the United States and Interac in Canada.

The card associations and debit networks consist of members, generally financial institutions, who establish uniform regulations that govern much of the industry. During a typical card transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on merchant acquirers. A merchant acquirer can be an independent processor that acts with a member sponsor, such as Global Payments, or the merchant acquirer can be a bank itself. We perform a series of services including authorization, electronic draft capture, file transfers to facilitate the funds settlement and certain exception-based, back office support services such as chargeback and retrieval resolution. The following is a more detailed description of credit and debit card transactions:

A card transaction begins when a cardholder presents a card for payment at a merchant location and the merchant swipes the card’s magnetic strip through a POS terminal card reader, which may be provided by Global Payments through our terminal management offering. Alternatively, card and transaction information may be captured and transmitted to our network through a POS device by one of a number of products that we offer directly or through a CAP. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed defined limits. The terminal electronically records sales draft information, such as the credit card identification number, transaction date, and dollar value of the goods or services purchased. Debit card payments differ slightly from traditional credit card transactions in that the cardholder is required to have sufficient funds available in a deposit account at the time of the transaction, or the debit card transaction will not be authorized. PIN-based or on-line debit transactions are sent through a debit network, while signature-based, off-line debit, or check card transactions are sent through card associations and require a signature at the time of purchase. Also, PIN-based or on-line debit transactions typically deduct the purchase amount from the cardholder’s deposit account within a day of the purchase, depending on the time of the purchase. Signature-based, off-line debit, or check card transactions typically debit the cardholder’s deposit account two to three days after the purchase, although the funds are “held” with a memo posted to the cardholder’s bank account. A credit card posts to a cardholder’s account, reducing the available credit limit in a similar manner.

After the card and transaction information is captured by the POS device, the terminal automatically either dials a pre-programmed phone number or otherwise connects to our network, such as through the internet or a leased line, in order to receive authorization of the transaction. We route the request to the applicable card association or debit network. The card association or debit network forwards the authorization request to the card issuer, who determines a response based on the status of the cardholder’s account. The response is returned to the merchant’s terminal via the same communication network. This entire authorization and response process occurs within seconds from the time the merchant swipes the cardholder’s card through the POS terminal card reader.

Electronic draft capture is the process of transferring sales draft data into an electronic format so that it may be sent through networks for clearing and settlement. The card associations use a system known as interchange, in the case of credit and check cards, and financial institutions use the debit networks, in the case of debit cards, to transfer the information and funds between the card issuers and us to complete the link between merchants and card issuers.

In order to provide our transaction processing services, we must be designated a certified processor by, and be a Merchant Service Provider of MasterCard or an ISO of VISA. These designations are dependent upon our being sponsored by member clearing banks of both organizations and our adherence to the standards of the VISA and MasterCard associations. As an independent merchant acquirer, we have four financial institution sponsors in the United States and two in Canada with whom we have sponsorship or depository and processing agreements. These agreements allow us to route transactions under the member’s Bank Identification Number, or BIN, for VISA transactions, and Interbank Card Association Number, or ICA, for MasterCard transactions in order to clear credit card transactions through VISA and MasterCard, respectively. The member financial institutions of VISA and MasterCard, some of which are our competitors, set the standards with which we must comply.

Funds settlement refers to the process of transferring funds for sales and credits between cardholders and merchants, including the final debiting of a cardholder’s account and crediting of a merchant’s account for sales transactions. Depending on the type of transaction, either the interchange system or the debit networks are used to transfer the information and funds between the electronic transaction payment processors member sponsor and card issuers, to complete the link between merchants and card issuers. We use our network telecommunication infrastructure to deliver funding files to our member sponsors, who create a file to fund the merchants over the Federal Reserve’s Automated Clearing House system in the United States, and the Automated Clearing Settlement System and the Large Value Transfer System in Canada. In our United States portfolio and most of our Canadian portfolio (except for certain managemed merchant accounts and large accounts), merchant funding primarily occurs after the member receives the funds from the card issuer through the card associations. For certain of the Canadian managed merchant accounts and large accounts, the member funds the merchants before the member receives the net settlement funds from the card associations or Interac for debit transactions. Timing differences, interchange expense, and exception items cause differences between the amount the member receives from the card associations and the amount funded to the merchants. Our sponsorship agreement requires the net result, typically called net settlement, to be advanced to the member if the merchant funding obligation exceeds the incoming amount from the card associations, or we temporarily hold the surplus on behalf of the member (in a joint deposit account) if the opposite occurs. In practice, we believe independent processors typically participate in the net settlement or surplus, as the member attempts to have no impact in member-owned bank accounts at the end of each day. The member accounts are typically called suspense accounts, which are brought to a zero balance by temporarily transferring surplus funds to or requiring an additional advance to satisfy a deficit from the member sponsored, independent processor. Each participant in the transaction process receives compensation for its services.

As an illustration, on a $100.00 credit card transaction, the card association may fund the member $98.50 after retaining a hypothetical $1.50 referred to as an interchange fee or interchange expense. The card associations have published more than 100 different interchange expense rate arrangements. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder’s monthly credit card bill. The member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require us to advance to the member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction, or discount, to cover the full amount of the interchange fee and our net revenue from the transaction. If our net revenue from the merchant in the above example was 50 basis points, we would bill the merchant $2.00 at the end of the month for the transaction, reimburse ourselves for approximately $1.50 in interchange fees and retain $0.50 as our net revenue for the transaction. Our gross profit on the transaction reflects the net revenue less operating expenses, including the network and systems cost to process the transaction and commissions paid to our sales force or ISO.

If it is determined that the merchant in the above transaction is to be placed on reserve or delay, then collateral is held to minimize contingent liabilities to Global Payments associated with charges properly reversed by cardholders, otherwise known as “chargebacks.” This contingent liability arises from our performance guarantee to the member sponsor. The merchant funds are held as a cash deposit to minimize this risk of loss associated with the transactions processed. On behalf of the member, Global Payments holds all or a portion of the deposit for the convenience of the member. In this situation, the member would net fund Global Payments $98.50, the same amount the member received from the card association. This amount is comprised of the $100.00 that would have been funded by the member to the merchant, less the same $1.50 for the interchange expense.

If a transaction previously processed by Global Payments through the member is charged back by the cardholder through the card issuer, the member is notified of the shortfall in the anticipated wire. If the amount of the chargeback is $5.00, the member would receive $93.50, net from the card association and be required to fund the merchant the same $100.00. Therefore, Global Payments would be required to advance $6.50 to the member. This amount is comprised of $5.00 for the chargeback, plus the same $1.50 for the interchange expense.

In addition to the card processing services described above, we also process retrieval requests on behalf of merchants for issuing banks and provide chargeback resolution services, both of which relate to cardholders disputing an amount that has been charged to their credit card. We review the dispute and handle the related exchange of information and funds between the merchant and the card issuer if a charge is to be reversed. As a result of our financial institution sponsorship and the terms of our standard merchants’ agreement, our direct merchant services customers are liable for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We utilize a number of systems and procedures to manage merchant risk. Our risk management services include credit underwriting, credit scoring, fraud control, account processing, and collections. In addition, we may require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability. Notwithstanding our risk management activities, we have historically experienced some losses due to merchant defaults.

Check Services

Our check products offer merchant customers risk management alternatives, in the case of verification and recovery, or risk elimination, in the case of guarantee, by leveraging our internal and external databases of checkwriters to help decide whether the merchant should accept a check as the form of payment from a particular checkwriter.

Check guarantee services include comprehensive check verification and guarantee services designed for a merchant’s specific needs and risk adversity. This service offering guarantees payment of all checks that are electronically verified (primarily using POS check readers) through our extensive databases, which allows merchants to expand their revenue base by applying less stringent requirements when accepting checks from consumers. If a verified check is dishonored, our check guarantee service generally provides the merchant with reimbursement of the check’s face value, and then we pursue collection of the check through our internal collection services. While we have the right to collect the full amount of the check from the checkwriter, we have historically recovered less than 100% of the guaranteed checks. To protect against this risk, we use verification databases that contain information on historical delinquent check writing activity and up-to-date consumer bank account status. We derive revenue for these services primarily by charging the merchant a percentage of the face value of each guaranteed check.

Check verification and recovery services are similar to those provided in the check guarantee service, except that these services do not guarantee payment of the verified checks. Check verification service provides a low-cost loss-reduction solution for merchants wishing to quickly measure a customer’s check worthiness at the point of sale without incurring the additional expense of check guarantee services. We provide check recovery service for these customers upon their request. We derive revenues for these services primarily from the service fees collected from delinquent check writers, fees charged to merchants based on a transaction rate per verified check, and fees charged to merchants for specialized services, such as electronic re-deposits of dishonored checks.

In the specialized vertical market of gaming, our VIP Preferred proprietary software product provides the gaming industry with the tools necessary to establish revolving check cashing limits for the casinos’ customers. VIP Preferred also offers an electronic check option, VIP Preferred e-Check, which eliminates the need for paper checks as part of the VIP Preferred suite of products. Our gaming products allow fast access to cash with high limits so that gaming establishments can increase money to the gaming floors and reduce risk. We derive revenue from our gaming products primarily based on a percentage of the transaction value.

Indirect Merchant Services

Through our indirect merchant services business model, we market unbundled products and services primarily to financial institutions and ISOs that in turn resell our products and their services to their merchants. The primary service offering in this business model is credit and debit card transaction processing. These products and services are identical with those offered under our direct merchant services business model. We primarily perform authorization, electronic draft capture and file transfer services for our indirect merchant services customers. In addition, we may perform merchant accounting and other back office services. The primary differences between indirect merchant services credit and debit card transaction processing and direct merchant services relate to funds settlement and financial institution sponsorship. Our indirect merchant services customers perform their own funds settlement and either have their own BIN/ICA or separate financial institution sponsorship. Since we are not party to the financial institution sponsorship, we are not potentially liable for any charges properly reversed by the cardholder.

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

In Europe, we provide these indirect merchant services through our MUZO subsidiary. Consistent with Central and Eastern European payments processing environment, MUZO additionally provides sales, installation, and servicing of ATM and POS terminals, and card issuing services. Our card issuing services in Europe include card database management and card personalization.

Terminal Management

Our terminal management offering supports both our direct and indirect merchant service offerings. This offering provides a variety of products and services relating to electronic transaction payment processing equipment, such as terminal programming and deployment, set-up and telephone training, maintenance and equipment replacement, warehousing and inventory control, customer service, technical support, customized reporting, and conversions. We provide these services directly to our own portfolio of merchants to support our credit and debit card transaction processing and check services. We also provide these services indirectly to merchants on behalf of a limited number of our financial institution and independent sales organization customers. We derive revenue from equipment sales and rentals, programming and deployment fees, and repairs and maintenance services.

Money Transfer

Our money transfer product and service offerings include a variety of services such as consumer-to-consumer and business-to-business money transfer, financial electronic data interchange, and account balance, management information, and depositing reporting. For the fiscal year ended May 31, 2005, approximately 13% of our total revenue arose from money transfer services.

Consumer-to-Consumer Money Transfer

A majority of the revenue derived from our money transfer offering consists of our consumer-to-consumer electronic money transfer services marketed under our DolEx brand to the growing population of first and second generation Latin Americans living in the United States. This consumer segment regularly transfers money to family and friends living in Latin America. Following the Europhil acquisition, we expanded our money transfer origination locations to Europe and our settlement locations to Morocco, the Philippines, and new destinations in Latin America.

We operate over 695 originating retail branch locations in the United States and over 25 in Europe, and have settlement arrangements with more than 10,000 bank, exchange house and retail locations worldwide. DolEx was founded in 1996, primarily by its current management team. The consumer-to-consumer money transfer service offering is primarily driven by transaction levels and unit pricing. Our business strategy is to competitively price our services, provide a timely and quality service, diversify our services through our customer loyalty program and increase our physical presence through additional originating branch locations and expansion into other settlement countries. We believe this strategy will further expand our customer base and increase our market share.

In a typical consumer-to-consumer money transfer transaction, a customer visits one of our originating branch locations and pays a fee based on the nature and amount of the transaction performed on the customer’s behalf. In addition, the customer is quoted a retail exchange rate when the money transfer transaction is requested. The customer will receive a receipt that includes the amount the beneficiary will receive, the retail exchange rate, money transfer fee, settlement location and total amount that was remitted to DolEx. Once the transaction is completed at the originating branch location, for recipients in Mexico, our call center contacts the beneficiary to provide an identification number, settlement location, and the amount to enable the recipient to claim the money transferred in its name. We earn additional revenue based on the difference between the retail exchange rate that is quoted and the wholesale exchange rate when the currency is purchased in much larger denominations than the individual customer’s transaction. Each business day, we determine the amount of currency needed to settle daily, bid the wholesale exchange rates based on the amount needed and purchase currency at the best available rates.

Business-To-Business Money Transfer

Our business-to-business money transfer products and services also provide financial, management and operational data to financial institutions, corporations and government agencies worldwide and allow these organizations to exchange the information with financial institutions and other service providers. We also provide EDI tax filing and Internet tax payment services that allow financial institutions and government agencies to offer corporate taxpayers a secure and convenient method of paying taxes electronically. Tax payment security is handled through both SSL encryption/decryption and multi-level password access and operates through a web site that serves as the portal for securely receiving tax information and delivering the transaction for payment. Our business-to-business money transfer services are primarily priced based on a rate per transaction processed.

Employees

As of May 31, 2005, we and our subsidiaries had approximately 3,900 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction payment processing and money transfer. We believe that our current and future operations depend substantially on retaining our key technical employees.

Competition

Merchant Services

Our primary competitors in the electronic transaction payment processing industry include other merchant acquirers, as well as major national and regional financial institution processors and ISOs, some of which are our customers. Certain of these companies are privately held, and the majority of those that are publicly held do not release the information necessary to precisely quantify our relative competitive position. As an independent merchant acquirer, our principal affiliation with financial institutions relates to the sponsorship that enables our access to the card associations and debit networks. We believe an independent merchant acquirer, such as Global Payments, will tend to be more of an advocate for the merchant customer, as there is no other relationship with a card issuing business or cardholder customer service, which is typical of a financial institution processor. Also, a financial institution processor sales channel is primarily based on referrals within the institution, to further leverage a customer relationship, while an independent processor or ISO will tend to be focused on sales from all channels, including internally generated leads. Finally, a financial institution processor may not have the same executive focus on a merchant acquiring business, as the business is generally not core to the total revenues of the financial institution. We primarily differ from ISOs in that we have our own processing platform and financial institution sponsorship agreements.

Based on industry publications such as The Nilson Report, dated April 2005, we are a leading, mid-market merchant acquirer in the United States. According to that report, one of our competitors, First Data Corporation and its affiliates, is the largest electronic transaction payment processor in the United States.

Our primary competitor in Canada is Moneris Solutions, which we believe has a slightly larger share of the Canadian merchant acquirer’s market based on transactions processed. Moneris Solutions is a joint investment of the Royal Bank of Canada and the Bank of Montreal. However, we believe that we are the largest publicly traded independent processor in Canada.

We service all industry segments and specialize in the direct merchant services, mid-market segment in the United States and the large and mid-market segments in Canada. We define mid-market as a merchant with an average of $150,000 to $300,000 in annual VISA and/or MasterCard volume. Many of our ISO relationships provide merchant referrals in the small-market segment, with average annual VISA and/or MasterCard volumes below $150,000. National accounts or large-market merchants that we serve average between $3.0 million to $10.0 million in annual VISA and/or MasterCard volume.

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

Money Transfer

Our primary competitors in the consumer-to-consumer money transfer business are more diversified with a broader international reach. We believe our service offering ranks fourth in dollar volume transferred from the United States to Latin America. In addition, many of our competitors use agency agreements with third parties at the point of sale to collect funds and input transaction data. We generally use a fixed-cost, branch-owned model at the point of sale rather than a variable-cost, agent-based model. We believe this model enhances our growth strategy, as higher transaction levels may provide significant future leverage.

The most significant competitive factors relating to our consumer-to-consumer money transfer offering include customer service, quality, value-added features, functionality, price, reliability, the breadth and effectiveness of our distribution channel, and the manner in which we deliver our services. These competitive factors will continue to change as new distribution channels and alternative payment solutions are developed by our competitors and us. For instance, we believe the electronic money transfer offerings may evolve from a cash-based solution to a card-based solution at the origination and settlement points in the transaction process. Our ability to effectively compete in the marketplace depends on our ability to adapt to these technological and competitive advancements. We believe our knowledge of the industry, our relative size, and our branch-owned model gives us an advantage over our competitors when adapting to these changes.

Industry Overview and Target Markets

Industry Overview

Payment processing service providers provide high volume electronic transaction payment processing and support services directly to financial institutions, merchants, and independent sales organizations. Generally, the payment processing market in the United States and Canada continues to transition from traditional financial institution providers to independent merchant acquirers, such as Global Payments. We believe merchants seek more efficient distribution channels, as well as increased technological capabilities required for the rapid and efficient creation, processing, handling, storage, and retrieval of information.

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

Global Payments also provides electronic money transfer services to consumers in the United States and Europe sending money to Latin America, Morocco, and the Philippines. Unlike our major competitors in the Latin American corridor that operate an agent-based network, we generally utilize a branch-owned network strategy at the point of sale. We believe that this differentiation allows us to be more flexible and competitive when setting our prices and introducing new products and services.

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

VISA, through its member banks, has announced that it will begin offering cards containing chip technology in Canada. Chip technology can securely store and encrypt confidential information. The chip is difficult to copy and has the power to be programmed with spending and usage limits, making it possible to authorize transactions off-line. Chip technology will enable a host of additional features including applications such as loyalty, access control, rewards, and public transit passes. We expect that it will take up to five years for all participants to implement the equipment necessary to accept and process the chip card compliant transactions in the Canadian marketplace. We have been working to develop a long-term plan to ensure our merchants will benefit from the migration to chip technology in the Canadian market.

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

Target Markets

We believe that significant global opportunities exist for continued growth in the application of electronic transaction payment processing and money transfer services. Although the United States accounts for the largest payment processing volume in the world, global expansion by financial institutions into new geographies and the increased recognition by governments of the ability of payment cards to facilitate economic growth, is rapidly transforming the electronic commerce market into a global payments opportunity. Additionally, positive migration trends led by the rapid globalization of the economy are also leading the way for increased electronic money transfer opportunities.

The rapid growth of retail credit card transactions, as well as the increased utilization of debit cards, directly correlates with the historic growth of our business. According to The Nilson Report dated March 2005 worldwide annual VISA and MasterCard purchase volume increased 14% to over $3.3 trillion in 2004.

In the United States, The Nilson Report dated February 2005 estimates that more than $1.5 trillion of annual consumer spending is charged using VISA and MasterCard cards, a $0.2 trillion, or 15%, increase from its February 2004 estimate of $1.3 trillion. Based on figures reported in The Nilson Report dated June 2005, we also believe that over $232 billion (U.S.) of annual Canadian consumer spending uses VISA, MasterCard or debit as the form of payment, representing an increase of $35 billion (U.S.), or 18%, from the prior year estimate of $197 billion. In Europe, credit card utilization remains underdeveloped relative to the two most developed credit markets in the world, the United States and United Kingdom. According to a 2004 report by Lafferty, if European spending patterns grew to half of the penetration rate and spending levels of the United States market, there would be an $800 billion credit card processing volume opportunity for our industry.

Equally as attractive has been the increase in the number of international immigrants, which the United Nations Population Division estimates has increased from 75 million in 1965 to 175 million at the end of 2000. The World Bank estimates that $111 billion was remitted worldwide in 2001 with over 50% of the volume originating in the United States. In March 2004, the Pew Hispanic Center estimated that approximately 18 million Latin American immigrants reside within the United States. According to a March 2005 report released by the Inter-American Development Bank, the expected value of electronic money transfer remittances to the Latin American market in calendar 2004 was estimated to be almost $45 billion.

Strategy

In pursuing our business strategy, we seek to increase our penetration in existing markets, expand into new geographic regions as represented by our acquisition of MUZO in the Czech Republic, and expand into new payment areas as represented by our acquisitions of DolEx and Europhil in the electronic money transfer service industry. We believe that this strategy provides us with the greatest opportunity to expand our existing business, leverage our existing infrastructure, and maintain a consistent base of recurring revenues, thereby maximizing shareholder equity and acquisition returns on investment. We intend to accomplish this overall strategy as follows:

Existing offerings

In pursuing this business strategy, we intend to increase our penetration of existing markets and to further leverage our infrastructure. Our objectives to execute this strategy include the following:

•	expand distribution channels, primarily direct merchant services, ISOs, and CAPs;

•	provide the best possible customer service at levels that exceed our competitors by investing in technology, training and product enhancements;

•	grow our direct merchant services, domestic and Canadian market share by concentrating on the mid-market segment in the United States and on the small and mid-market segments in Canada;

•	grow our consumer-to-consumer money transfer customer base and market share by expanding our branch locations and offering competitive pricing;

•	provide the latest, secure, enhanced products and services by developing value-added applications, enhancing existing products, and developing new systems and services to blend technology with our customer needs; and

•	focus on potential domestic and international acquisitions or investments and alliances with companies that have high growth and operate in profitable sectors of payments-related industries through compatible products and services, development capabilities and distribution capabilities.

International markets

We intend to focus on further diversification in international markets with geographic areas of payments industry growth, such as Latin America, Europe and the Asia Pacific region. We are evaluating these markets due to the following attractive characteristics:

•	currently low but growing credit and debit card utilization;

•	money transfer opportunities;

•	the absence of a dominant merchant acquirer or processor; and

•	potential to satisfy our acquisition strategy.

Infrastructure

Our focus on the existing infrastructure will center on attracting, developing and retaining talent to execute our strategy and migrate our systems to leading edge technology. We intend to continue systems integrations, primarily the consolidation of operating platforms. In addition, we expect to increase management focus on employee investments.

Maximize corporate returns

Finally, we believe we will maximize corporate returns by leveraging our core technology and operational capabilities and continue cost reduction initiatives to maximize shareholder equity and acquisition returns on investment. Currently, we have the following initiatives underway that we expect will facilitate this goal:

•	relocation of our primary data center to our Atlanta headquarters;

•	consolidation of our Dallas, Texas call center operation into existing facilities in the United States;

•	development of a new technology platform that will enable us to consolidate our front-end platforms in the United States;

•	integration of Europhil’s operations into our existing DolEx operations;

•	pursue price reductions from our vendor relationships; and

•	streamlining of management positions and operating functions.

Banking Regulations

As of May 31, 2005, the Canadian Imperial Bank of Commerce, or CIBC, owns approximately 15% of our outstanding common stock. As a result of CIBC’s equity interest in our company, we are considered a subsidiary of CIBC for U.S. bank regulatory purposes. CIBC is a Canadian Bank with operations in the United States. Accordingly, CIBC is regulated in the U.S. as a foreign bank and, as a result, is subject to most of the same limitations as a U.S. bank holding company under provisions of the Bank Holding Company Act. As a subsidiary of CIBC for U.S. bank regulatory purposes, we are subject to those same regulations. We are also subject to examination by the Federal Reserve Board. As a general matter, we are able to operate our merchant services and money transfer businesses as we have historically, but our ability to expand into unrelated businesses may be limited unless they are permitted activities under the Bank Holding Company Act or the Federal Reserve Board otherwise approves such activities.

Bank holding companies may engage in the business of banking, managing and controlling banks, and in other activities so closely related to managing and controlling banks as to be a proper incident thereto. The Gramm-Leach-Bliley Act, enacted in 1999, amended the Bank Holding Company Act to allow greater operational flexibility for bank holding companies whose U.S. depository institution subsidiaries are well-capitalized, well-managed and meet certain other conditions. Such companies are referred to as “financial holding companies.” A foreign bank also may qualify as a financial holding company if it (as well as any foreign bank affiliate that maintains a U.S. branch, agency, or commercial lending company) is well-capitalized and well-managed. Financial holding companies may engage in activities that are financial in nature, or that are incidental or complementary to financial activities. The legislation defines securities and insurance activities as being permissible financial activities, allows certain merchant banking activities, and establishes a procedure for the Federal Reserve Board, together with the U.S. Treasury Department, to announce additional permissible activities.

As a foreign bank, CIBC may qualify for financial holding company status and has done so. If a financial holding company falls out of compliance with the requirements of the Gramm-Leach-Bliley Act, it must enter into an agreement with the Federal Reserve Board to rectify the situation. The Federal Reserve Board may refuse to allow the financial holding company, which would include its subsidiaries, to engage in new “financial” activities may require it to cease current “financial” activities and may require it to divest its banking business altogether.

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

We have agreed with CIBC, in effect, that we will not undertake any business inconsistent with the applicable provisions of the Bank Act. We do not anticipate that compliance with this undertaking will affect, in any material way, our ability to carry on the merchant services and money transfer businesses. Our ability to expand into other businesses will be governed by the undertaking and the applicable provisions of Canadian banking legislation at the relevant time.

The Office of the Superintendent of Financial Institutions (Canada), or OSFI, has ruled that it considers the provision of our consumer electronic money transfer business, albeit conducted outside of Canada, to be a business that is to a significant extent the business of banking and that we are therefore a foreign bank as defined in the Bank Act. Following receipt of this OSFI ruling, we applied for and received an exemption order which exempts us from most of the foreign bank provisions of the Bank Act. As a result of receiving this exemption order, we do not believe that OSFI’s determination that we are a foreign bank under the Bank Act will affect, in any material way, our ability to carry on the merchant services and money transfer businesses in Canada or to expand into other non-banking businesses. However, there is no assurance that subsequent amendments to the Bank Act would not adversely affect our ability to carry on our business in Canada as it is conducted today. Except as discussed above, the Bank Act does not otherwise apply to us.

Money Transfer Licensing and Regulations

The Company is subject to various U.S. federal, state and foreign laws and regulations governing money transmission and the sale of payment instruments, such as official checks and money orders.

In the United States, most states license consumer money transfer service providers and issuers of money orders such as DolEx. The applicable state statutes and regulations typically require DolEx to obtain and maintain certain required licenses as a condition to performing these activities. These statutes and regulations generally require DolEx to: (a) satisfy minimum net worth requirements, (b) procure and maintain a surety bond with minimum statutory levels of coverage, (c) demonstrate the character and fitness of the officers and directors of DolEx, and (d) subject itself to periodic financial audits.

The consumer-to-consumer money transfer service offering also is subject to regulation by various agencies of the federal government that are charged with implementing and enforcing anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”). The BSA, among other things, requires money transfer companies to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records. In addition, certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”), prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations.

Global Payments’ European money transfer companies (collectively, “Europhil”) are regulated by various governmental agencies in Spain, Belgium, and the United Kingdom in their money transfer activities. Prior to its acquisition by Global Payments, Europhil received approval from these governmental agencies to act as a money transfer service provider. These governmental agencies generally require Europhil to: (a) satisfy minimum share capital requirements, (b) periodically submit information regarding financial results, changes in corporate documentation or ownership, insurance, and other relevant information, (c) register and maintain transaction information, (d) maintain adequate insurance coverage, (e), ensure the transparency of the conditions of the transactions to its customers, (f) implement safeguards and restrictions to prevent money laundering, and (g) subject itself to periodic audits.

In addition, the consumer-to-consumer money transfer service offerings are subject to regulation in the settlement countries in which DolEx and Europhil offer their services. These regulations may include limitations on what types of entities may offer money transfer services, limitations on the amount of principal that can be moved into or out of a country, limitations on the number of money transfers that may be received by a customer, limitations on the exchange rates between foreign currencies, and regulations intended to help detect and prevent money laundering.

Our use of a branch network for the origination of electronic money transfers rather than an agent model typically utilized by our larger competitors allows greater control of our regulatory compliance in each origination and settlement jurisdiction. DolEx and Europhil have developed compliance programs to monitor regulatory requirements and developments and to implement policies and procedures to help satisfy these requirements.

Foreign and domestic governments may impose new or additional rules on money transfers and sales of payment instruments, including regulations which (i) prohibit transactions in, to or from certain countries, governments, nationals and individuals and entities; (ii) impose additional identification, reporting or recordkeeping requirements; (iii) limit the entities capable of providing money transfer services and sales of payment instruments; (iv) limit or restrict the revenue which may be generated from money transfers, including revenue derived from foreign exchange; (v) require additional consumer disclosures; or (vi) limit the number or principal amount of money transfers which may be sent to or from the jurisdiction.

ITEM 2—PROPERTIES

The following summarizes the type of facilities we use to operate our business as of May 31, 2005:

Type of Facility	Leased	Owned
Facilities in the United States:
Multi-Purpose (Operations, Sales, Administrative)	2	—
Operations/Customer Support	20	—
Sales and money transfer retail branches	750	1

	772	1

International Facilities:
Multi-Purpose (Operations, Sales, Administrative)	2	3
Operations/Customer Support	7	1
Sales and money transfer retail branches	38	7

	47	11

Total	819	12

Our principal facilities in the United States are located in Atlanta, Georgia; Dallas, Texas; Owings Mills, Maryland; Niles, Illinois and St. Louis, Missouri. Our principal international facilities are located in Madrid, Spain; Mexico City, Mexico; Monterrey, Mexico; Prague, Czech Republic and Toronto, Canada. The majority of our sales facilities are money transfer originating retail branches.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during our fourth quarter ended May 31, 2005.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

                  MATTERS

Our common stock trades on the New York Stock Exchange under the ticker symbol “GPN”. The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2005 and 2004. We expect to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table, before consideration of the previously announced stock split discussed in Item 1 of this report. However, any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2005
First Quarter	$47.60	$41.41	$0.04
Second Quarter	57.86	44.14	0.04
Third Quarter	60.60	53.45	0.04
Fourth Quarter	69.30	55.65	0.04

Fiscal 2004
First Quarter	$38.43	$31.57	$0.04
Second Quarter	45.77	36.00	0.04
Third Quarter	50.31	42.79	0.04
Fourth Quarter	51.13	42.43	0.04

The number of shareholders of record of our common stock as of July 20, 2005 was 2,547.

ITEM 6— SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” included elsewhere in this annual report. The income statement data for each of the three fiscal years ended May 31, 2005, and the balance sheet data as of May 31, 2005 and 2004 are derived from the audited consolidated financial statements included elsewhere in this annual report. The balance sheet data as of May 31, 2003 and 2002 and the income statement data for the years ended May 31, 2002 and 2001 were derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2003. The balance sheet data as of May 31, 2001 are derived from the audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2001.

	For Year Ended May 31, (in thousands, except per share data)
	2005		2004		2003		2002		2001
Income statement data:
Revenue	$784,331		$629,320		$516,084		$462,826		$353,195
Operating income	160,101	(1)	112,901	(1)	93,265	(1)	71,418	(1)	53,046
Income before cumulative effect of change in accounting principle	92,896		62,443		53,300		39,839		23,668
Cumulative effect of a change in accounting principle	—		—		—		(15,999	)(2)	—

Net income	$92,896		$62,443		$53,300		$23,840		$23,668

Per share data:
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$2.41		$1.66		$1.44		$1.09		$0.83
Cumulative effect of change in accounting principle	—		—		—		(0.44)		—

Net income	$2.41		$1.66		$1.44		$0.65		$0.83	(3)

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$2.33		$1.60		$1.41		$1.05		$0.82
Cumulative effect of change in accounting principle	—		—		—		(0.42)		—

Net income	$2.33		$1.60		$1.41		$0.63		$0.82

Dividends per share	$0.16		$0.16		$0.16		$0.16		$0.04	(4)
Balance sheet data:
Total assets	$853,505		$862,774		$534,400	(5)	$445,452	(5)	$463,929	(5)
Line of credit	50,000		122,000		—		22,000		73,000
Line of credit with related party	8,606		83,109		33,900		—		—
Obligations under capital leases	2,441		3,251		4,707		7,310		4,713
Total shareholders’ equity	578,350		449,422		366,426		296,288		271,022

(1)	Includes restructuring and other charges of $3,726, $9,648, $1,257, and $10,993 in fiscal 2005, 2004, 2003, and 2002 respectively. See Note 10 of the “Notes to Consolidated Financial Statements” for a more detailed discussion of fiscal 2005, 2004, and 2003 restructuring and other charges.

(2)	See Note 1 of the “Notes to Consolidated Financial Statements”— and Other Intangible Assets.
(3)	Using the ratio of 0.8 of a share of Global Payments common stock for each share of NDC common stock held on January 31, 2001, or the Distribution Date, the date of NDC’s spin-off of its eCommerce business into Global Payments. Weighted average shares outstanding are computed by applying the distribution ratio to the historical NDC weighted average shares outstanding.
(4)	Dividends were first paid in the fourth quarter of fiscal 2001, after the Distribution Date.
(5)	Reflects reclassifications increasing total assets and total liabilities by $16,266, $14,034, and $5,325 in fiscal 2003, 2002, and 2001, respectively. See Note 1 of the “Notes to Consolidated Financial Statements”.

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate in one business segment, electronic transaction payment processing, and provide products and services throughout the United States, Canada and Europe with our merchant services offerings, primarily targeting customers in many vertical industries including government, professional services, restaurants, universities, utilities, gaming, retail and health care. We also conduct business in the United States, Latin America, Europe, Morocco, and the Philippines in connection with our consumer-to-consumer money transfer offering, where our main customers are immigrant laborers.

Our merchant services offerings provide merchants and financial institutions with credit and debit card transaction processing, check services, and terminal management. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, ISOs, and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and ISOs on an unbundled basis, that in turn resell our products and their services to their merchants. Our direct merchant services offering is marketed in the United States and Canada, and our indirect merchant services are marketed in the United States, Canada and Central and Eastern Europe.

For the fiscal year ended May 31, 2005, approximately 74% of our total revenue arose from direct merchant services and approximately 13% arose from indirect merchant services. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Our money transfer product and service offerings include a variety of services such as consumer-to-consumer and business-to-business money transfer, financial electronic data interchange, and account balance, management information, and depositing reporting. Approximately 13% of our total revenue for the fiscal year ended May 31, 2005 is from money transfer services.

Our products and services are marketed through a variety of distinct sales channels that include a large, dedicated direct sales force, ISOs, independent sales representatives and an internal telesales group, originating retail branch outlets, trade associations, alliance bank relationships and financial institutions.

Executive Overview

We reported strong financial results for fiscal 2005. In fiscal 2005, revenue increased $155.0 million, or 24.6%, to $784.3 million from $629.3 million in fiscal 2004. Revenue growth was primarily driven by the growth in our direct merchant service and consumer-to-consumer money transfer offerings and acquisitions closed late in fiscal 2004. Operating income was $160.1 million for fiscal 2005, compared to $112.9 million in the prior year’s comparable period, which resulted in an increase in operating margin to 20.4% for fiscal 2005 from 17.9% for fiscal 2004. Net income increased $30.5 million or 48.8% to $92.9 million in fiscal 2005 from $62.4 million in the prior year’s comparable period, resulting in a $0.73 increase in diluted earnings per share to $2.33 in fiscal 2005 from $1.60 in fiscal 2004.

The operating income amounts reflect restructuring and other charges of $3.7 million, or $0.06 per diluted share, and $9.6 million, or $0.16 per diluted share, in fiscal 2005 and fiscal 2004, respectively. Restructuring and other charges represented 0.5% and 1.5% of revenue in the fiscal years ended May 31, 2005 and 2004, respectively.

On December 21, 2004, we closed the acquisition from various individual shareholders of all of the outstanding equity interests in the following related privately held companies: United Europhil, S.A., a Spanish corporation; Tropical Express, S.L., a Spanish LLC; United Europhil Belgique, S.P.R.L, a Belgian company; and United Europhil UK, Ltd., an English company, which we collectively refer to throughout this report as Europhil or the Europhil acquisition. These entities engage in money transmittal and ancillary services from the countries in which the legal entities reside primarily to settlement locations in Latin America, Morocco, and the Philippines. The total consideration paid for this transaction, which was paid in cash at closing, was €15.5 million, or approximately $20.8 million at exchange rates in effect at closing. The companies acquired in connection with the Europhil acquisition are being operated through a newly formed Spanish holding company named DolEx Dollar Express Europe. The purpose of the transaction was to further our strategy of expanding our customer base and market share geographically. The results of Europhil’s operations were included in our consolidated financial statements commencing on December 22, 2004.

On June 30, 2004, we acquired the remaining 49% interest in the Cash & Win product line from Comerica Bank. Prior to the acquisition, we effectively owned 51% of the Cash & Win product line because it was owned and operated by Global Payments Comerica Alliance, LLC, our joint venture with Comerica Bank. The Cash & Win product line provides credit and debit card cash advance services to patrons of the gaming industry. The total cash consideration paid for this interest was approximately $7.8 million. Effective July 1, 2004, we began recognizing 100% of the net income of the Cash & Win product line in our consolidated statements of income.

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

Sales, general and administrative expenses consists primarily of salaries, wages and related expenses paid to sales personnel, non-revenue producing customer support functions and administrative employees and management, commissions to independent contractors and ISOs, advertising costs, other selling expenses, and occupancy of leased space directly related to these functions.

Other income and expense consists of interest income and expense and other miscellaneous items of income and expense.

Results of Operations

Fiscal Year Ended May 31, 2005 Compared to Fiscal Year Ended May 31, 2004

Revenues

In fiscal 2005, revenue increased $155.0 million or 24.6% to $784.3 million from $629.3 million in the prior year. We attribute this revenue growth primarily to increases from our direct merchant services and consumer-to-consumer money transfer offerings and acquisitions closed late in fiscal 2004. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model. We expect our fiscal 2006 revenue to range from $839 million to $870 million, reflecting growth of 7% to 11%, compared to $784 million in fiscal 2005.

During fiscal 2005, we have reclassified portions of our money transfer service offering to merchant services to better align those service offerings. The prior year periods presented reflect such reclassifications. The Company’s service offering revenues from external customers are as follows (dollars in millions):

	Fiscal Year Ended May 31,
	2005	2004	% Change
Merchant services	$680.8	$579.4	17.5%
Money transfer	103.5	49.9	107.4%

	$784.3	$629.3	24.6%

Merchant services

We experienced continued growth in our domestic direct merchant channel by continuing to sign mid-market merchants in various vertical markets to maintain our diversification. The increase in revenue reflects mid teen transaction growth in our domestic direct card merchant channel, primarily driven by increases in our ISO sales channel. We believe this transaction growth compares favorably to industry trends. According to The Nilson Report dated February 2005, industry growth averaged 13%. Our domestic average dollar value of transaction, or average ticket, and our domestic average discount revenue per dollar value volume, or spread, experienced a modest increase for fiscal 2005 compared to fiscal 2004. We are expecting high single digit to low teen revenue growth for our domestic direct merchant channel during fiscal 2006.

Our Canadian transactions processed for fiscal 2005 remained steady compared to the prior year, with growth in credit card processing revenue offset by a decrease in debit card processing revenue. Our average ticket declined slightly, primarily due to our decision to exit from our Air Canada contracts. Repricing initiatives generated a mid-single digit increase in our spread. We expect mid to high single digit revenue growth in Canada during fiscal 2006.

Our European transactions grew more than 20% during fiscal 2005, largely due to strong market growth in the Central and Eastern European region. During fiscal 2005, we expanded operations into Bulgaria, Poland, Romania, Russia, and Slovakia. We expect European revenue growth in the mid single digit to low double digit range for fiscal 2006, due to strong industry growth, partially offset by the expected deconversion of a large customer.

These revenue growth factors were partially offset by continued and expected high-teen declines in our domestic indirect channel. These declines are attributed to the industry consolidation of financial institutions and competitive pricing pressures.

Money transfer

Consumer-to-consumer money transfer revenue is primarily driven by transaction levels and unit pricing. Our consumer-to-consumer money transfer transactions processed for the year experienced greater than 20% growth over annualized prior year processing. Continued industry growth and the addition of new U.S. originating branch locations, including locations added through acquisition, also contributed to DolEx’s transaction volume growth. In addition, the December 2004 acquisition of Europhil contributed an additional $5.0 million in revenue in fiscal 2005. Our business strategy is to competitively price our money transfer services, which we believe will further expand our customer base and increase our market share. Further, our use of fixed-cost employees rather than variable-cost agents at the originating point of sale enhances this strategy, as higher transaction levels will provide enhanced future leverage. For fiscal 2006, we anticipate that our DolEx-branded revenue will expand in the low to mid teens compared to fiscal 2005.

Operating expenses

Cost of service increased by $47.9 million, or 16.6%, to $337.3 million in fiscal 2005 from $289.4 million in fiscal 2004. As a percentage of revenue, cost of service decreased to 43.0% in fiscal 2005 from 46.0% in the prior year. This decrease in cost of service as a percentage of revenue is primarily due to the integration of our acquisitions, ongoing consolidation strategy, other cost reduction initiatives, and the achievement of greater economies of scale. The increase in the cost of service expense is primarily attributable to the operating expenses and intangible asset amortization relating to businesses acquired in fiscal 2005 and late fiscal 2004.

Sales, general and administrative expenses increased by $65.8 million, or 30.3%, to $283.2 million in fiscal 2005 from $217.4 million in the prior year. As a percentage of revenue, these expenses increased to 36.1% for fiscal 2005 compared to 34.5% for fiscal 2004. The increase in sales, general and administrative expenses and the increase in such expenses as a percentage of revenue are primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO business generally produces lower margins than the other direct business due to the ongoing commission payments to the ISOs. This commission model differs from our other sales channels where the commissions are paid for a finite period. In addition, these increases are also attributed to ongoing investments made in our direct sales channels, business development costs, and additional sales, general and administrative expenses inherited in connection with our recent acquisitions.

Restructuring and other charges

Fiscal 2005

During the fourth quarter of fiscal 2005, the Company, consistent with its strategy to leverage infrastructure and consolidate operations, committed to plans to close a location and consolidate its and other functions into existing locations. These restructuring plans required associated management and staff reductions and will require contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. The Company expects to complete the plans by the third quarter of fiscal 2006. We recorded restructuring charges of $0.8 million in fiscal 2005 and expect to incur approximately $3.0 million in fiscal 2006 in connection with these plans. The fiscal 2005 charge was partially offset by a $0.4 million reduction to expenses arising from the favorable resolution of certain restructuring items related to the fiscal 2003 restructuring plans described below.

In addition, the Company recognized other charges of $3.3 million in connection with the termination of an executive officer, including $2.7 million related to acceleration of options, under his employment agreement

Fiscal 2004

During the fourth quarter of fiscal 2003, we announced the closure and consolidation of three operating facilities and their related functions into existing operating centers. We implemented the plan in April 2003 and completed it in the fourth quarter of fiscal 2004. Our facility closure plan included the following:

•	closing our Cleveland location which housed our merchant settlement function and consolidating it into our Baltimore facility;

•	relocating our terminal deployment and related services from our Winston-Salem facility to our Baltimore and St. Louis facilities; and

•	closing our Salt Lake City check operating facility and relocating to our primary check operating facility in Niles, Illinois.

In addition to these activities, in the fourth quarter of fiscal 2004, we incurred restructuring costs of $2.7 million associated with the termination and position elimination of an executive officer.

Total costs and expenses associated with these activities for fiscal 2004 and 2003 were approximately $10.9 million. One-time employee termination benefits were approximately $8.4 million and the balance relates to contract termination and other related facility closure costs and expenses. In fiscal 2004, we recognized net restructuring and other charges of $9.6 million. See Note 10 in the “Notes to Consolidated Financial Statements” for additional information.

Operating income

Operating income increased $47.2 million or 41.8% to $160.1 million for fiscal 2005 compared to $112.9 million in the prior fiscal year. This resulted in an operating margin of 20.4% for fiscal 2005 compared to 17.9% for fiscal 2004. This increase in operating income and related margin increase includes restructuring and other charges of $3.7 million or 0.5% of revenue and $9.6 million or 1.5% of revenue in fiscal 2005 and fiscal 2004, respectively. The changes in operating income and operating margins are primarily due to the revenue growth factors and benefits from acquisition integration and other cost factors described further above. We anticipate an operating income margin ranging from 21.3% to 21.8% for fiscal 2006, excluding the effect of future restructuring charges.

Other income/expense

Other income/expense increased as a net expense by $2.0 million or 48.4% to $6.2 million for fiscal 2005 compared to $4.2 million in the prior fiscal year. This increase is primarily due to increased interest expense in connection with a full year of interest expense associated with the DolEx acquisition borrowings and a rising interest rate environment. During fiscal 2006, we expect to incur net interest and other expense between $2.5 million and $3.5 million.

Minority interest

Minority interest, net of tax benefit allocated to minority interest in a taxable entity, decreased $0.8 million, or 10.0% to $7.7 million for fiscal 2005 compared to $8.5 million in the prior fiscal year. This decrease is due to the elimination of the minority shareholder’s interest in the Cash & Win product and the reduction in minority interest relating to our successful MUZO tender offer in fiscal 2004. For fiscal 2006, we are expecting minority interest, net of tax benefit allocated to minority interest in a taxable entity, to be between $8.0 million and $9.5 million.

Net income

Net income increased $30.5 million or 48.8% to $92.9 million in fiscal 2005 from $62.4 million in the prior fiscal year, resulting in a $0.73 increase in diluted earnings per share to $2.33 in fiscal 2005 from $1.60 in the prior fiscal year. This increase in net income and diluted earnings per share includes restructuring charges of $2.4 million, net of tax, or $0.06 diluted earnings per share and $6.0 million, net of tax, or $0.16 diluted earnings per share, in fiscal 2005 and fiscal 2004, respectively. In fiscal 2005, our tax rate, reflected as the provision for income taxes divided by income before income tax and minority interest, decreased to 34.66% from 34.73% in fiscal 2004. For fiscal 2006, we anticipate lowering this tax rate to 34.10% from 34.66% in fiscal 2005. The changes in our effective tax rate are due to tax planning initiatives and the impact of international growth, primarily in European markets where statutory rates are lower than U.S. rates. See Note 7 in the “Notes to Consolidated Financial Statements” for additional information. We expect diluted earnings per share to range from $2.67 to $2.79 for fiscal 2006, excluding the impact of future restructuring charges and the previously announced stock split discussed in Item 1 of this report.

Fiscal Year Ended May 31, 2004 Compared to Fiscal Year Ended May 31, 2003

Revenues

In fiscal 2004, revenue increased $113.2 million, or 22%, to $629.3 million from $516.1 million in the prior year’s comparable period. We attribute this revenue growth primarily to increases in our domestic direct merchant services offering and acquisitions closed in fiscal 2004.

The Company’s service offering revenues from external customers are as follows (dollars in millions):

	Fiscal Year Ended May 31,
	2004	2003	% Change
Merchant services	$579.4	$508.0	14%
Money transfer	49.9	8.1	516%

	$629.3	$516.1	22%

Merchant services

Our merchant services offering revenue increased 14% in fiscal 2004. This revenue growth includes $10.2 million in revenue from the MUZO acquisition.

We experienced continued growth in our domestic direct merchant channel by continuing to sign mid-market merchants in various vertical markets to maintain our diversification. The increase in revenue reflects high-teen transaction growth in our domestic direct card merchant channel, primarily driven by increases in our ISO sales channel. We believe this transaction growth compares favorably with industry trends. According to The Nilson Report dated February 2004, industry growth averaged 12%. Our domestic average dollar value of transaction, or average ticket, remained stable and we experienced an increase in our domestic average discount revenue per dollar value volume, or spread, for fiscal 2004 compared to fiscal 2003.

Our Canadian transactions processed for fiscal 2004 grew in the low to mid-single digits compared to the prior year. This reflects the impact of the recent removal from our portfolio of certain lower margin, higher risk merchants, such as airlines and travel agencies. The average ticket and spread in Canada declined in fiscal 2004 compared to the prior year. The declines in average ticket and spread are primarily due to the recent mix of merchant signings, such as the addition of petroleum and grocery retailers, partially offset by the strategic removal of certain lower margin, higher risk merchants. The decline in Canadian revenue was more than offset by a stronger year-over-year Canadian currency exchange rate.

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

Operating expenses

Cost of service increased by $29.1 million, or 11%, to $289.4 million in fiscal 2004 from $260.3 million in fiscal 2003. As a percentage of revenue, cost of service decreased to 46% in fiscal 2004 from 50% in the prior year. This decrease in cost of service as a percentage of revenue is primarily due to the integration of our acquisitions, other cost reduction initiatives, and the achievement of a greater economy of scale with our operating expenses. The increase in the cost of service expense is primarily attributable to the increased operating expenses and acquired intangible asset amortization through our recent acquisitions.

Sales, general and administrative expenses increased by $56.1 million or 35% to $217.4 million in fiscal 2004 from $161.3 million in the prior year. As a percentage of revenue, these expenses increased to 35% for fiscal 2004 compared to 31% for fiscal 2003. The increase in sales, general and administrative expenses and the increase in such expenses as a percentage of revenue are primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO business generally produces lower margins than the other direct business due to the ongoing commission payments to the ISOs. This commission model differs from our other sales channels where the commissions are paid for a finite period. In addition, these increases are attributed to ongoing investments made in our direct sales channels, business development costs, and additional sales, general and administrative expenses inherited in connection with our recent acquisitions.

Operating income

Operating income increased $19.6 million or 21% to $112.9 million for fiscal 2004 compared to $93.3 million in the prior fiscal year. This resulted in an operating margin of 17.9% for fiscal 2004 compared to 18.1% for fiscal 2003. This increase in operating income and related margin decrease includes restructuring and other charges of $9.6 million or 1.5% of revenue and $1.3 million or 0.2% of revenue in fiscal 2004 and fiscal 2003, respectively. The changes in operating income and operating margins are primarily due to the revenue growth factors and benefits from acquisition integration and other cost factors described further above. These improvements are partially offset by the impact of restructuring and other charges.

Other income/expense

Other income/expense increased as a net expense by $1.1 million to $4.2 million for fiscal 2004 compared to $3.1 million in the prior fiscal year. The increase is due to increased interest expense related to additional borrowing in the second half of fiscal 2004 used to finance our acquisitions. The increases in other expenses were partially offset by a gain of approximately $0.6 million from the sale of stock in an unrelated public company included in interest and other income. Global Payments initially received these shares in partial consideration for the sale of a business in June 2000.

Minority interest

Minority interest, net of tax benefit allocated to minority interest in a taxable entity, increased $3.5 million resulting from the minority interest in earnings of MUZO (of which we owned 52.6% from the initial acquisition date until May 14, 2004) and increases in earnings from our existing alliance with Comerica Bank in fiscal 2004 compared to fiscal 2003.

Net income

Net income increased $9.1 million, or 17%, to $62.4 million in fiscal 2004 from $53.3 million in the prior year, resulting in a $0.19 increase in diluted earnings per share to $1.60 in fiscal 2004 from $1.41 in the prior fiscal year. This increase in net income and diluted earnings per share includes restructuring and other charges of $6.0 million, net of tax, or $0.16 diluted earnings per share and $0.8 million, net of tax, or $0.02 diluted earnings per share, in fiscal 2004 and fiscal 2003, respectively.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At May 31, 2005, we had cash and cash equivalents totaling $49.0 million.

Net cash provided by operating activities increased $137.4 million to $229.6 million in fiscal 2005 from $92.2 million in fiscal 2004. The increase in cash flow from operations was primarily due to the increase in net income and the decrease in settlement processing assets resulting from timing differences. These timing differences are primarily due to the fluctuations in volume, the net funding with our member sponsors regarding of credit and debit card sales volume funded to merchants and the settlement received from the card associations and debit networks. See “Settlement processing assets/obligations” under Note 1 in the “Notes to Consolidated Financial Statements” for additional details.

Net cash used in investing activities decreased $81.7 million to $65.1 million in fiscal 2005 from $146.8 million in fiscal 2004 due to the reduction in business acquisition activities in fiscal 2005.

Capital expenditures increased $9.7 million to $34.3 million in fiscal 2005 from $24.6 million in fiscal 2004 due to investments in software, infrastructure and Canadian merchant terminals. In fiscal 2006, we expect approximately $25 million to $35 million in total capital spending primarily to invest in ongoing capital for acquired businesses, as well as systems development and hardware relating to our next generation front-end processing system, which we anticipate will be completed over the next two years.

In fiscal 2005, $152.4 million, net was used in financing activities compared to $50.1 million, net provided by financing activities in fiscal 2004. This change was primarily due to our use of cash from operations to repay fiscal 2004 borrowings under our credit facilities, which were used to finance business acquisitions.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of May 31, 2005, we do not have any material capital commitments, other than commitments under capital and operating leases or planned expansions—see “Commitments and Contractual Obligations” below for more details.

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

In addition, the facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the credit facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. This agreement replaces our prior credit facilities with U.S. banks, which had an aggregate capacity of $150 million. As of May 31, 2005 and 2004, we had $50 million and $122 million, respectively, outstanding on our U.S. credit facilities.

On November 23, 2004, we entered into a 364-day, amended and restated credit facility, with the Canadian Imperial Bank of Commerce (“CIBC”) as administrative agent, and a syndicate of U.S. banks, which we refer to as our Canadian Credit Facility. This $175 million Canadian, or approximately $139 million U.S. based on exchange rates existing on May 31, 2005, Canadian Credit Facility replaced the previous credit facility with CIBC, which provided working capital that allowed us to provide certain Canadian merchants with “same day value” for their VISA credit card deposits. Same day value is the practice of giving merchants value for credit card transactions on the date of the applicable sale, even though we receive the corresponding settlement funds from VISA Canada/International at a later date. The amounts borrowed under the Canadian Credit Facility are restricted in use to pay Canadian VISA merchants and such amounts are generally received from VISA Canada/International on the following day. CIBC currently owns approximately 15% of our outstanding common stock.

The Canadian Credit Facility consists of two components: (i) a revolving line of credit of up to $100 million Canadian, or approximately $80 million U.S. based on exchange rates existing on May 31, 2005, which is provided by a syndicate of U.S. banks and which we refer to as the Tranche A Loans and (ii) a revolving line of credit of up to $75 million Canadian, or approximately $60 million U.S. based on exchange rates existing on May 31, 2005, which is provided by CIBC and which we refer to as the Tranche B Loans. The Canadian Credit Facility also contains an additional overdraft facility available to cover larger advances during periods of peak credit card usage. The Tranche A Loans bear interest at a variable rate based on the U.S. dollar Prime Rate, Canadian dollar LIBOR or U.S. dollar LIBOR, and the Tranche B Loans bear interest at a variable rate based on the CIBC Offered Rate (an overnight rate in Canadian dollars), Canadian dollar LIBOR, or the Canadian dollar Prime Rate.

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from VISA Canada/International for our transactions processed through the CIBC VISA BIN, and the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. credit facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. The Canadian Credit Facility is scheduled to expire on November 18, 2005, and can be renewed for up to two consecutive 364-day periods at the option of all parties. We plan to seek renewal of the Canadian Credit Facility, but in the event we are unable to do so, we believe we can meet our capital requirements under our U.S. credit facility. At May 31, 2005 and 2004, there was $10.8 million and $113.2 million (Canadian) outstanding on this credit facility, or approximately $8.6 million and $83.1 million (U.S.), respectively, based on exchange rates in effect on such dates.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market, or credit risk support other than the guarantee products described under “Application of Critical Accounting Policies” below.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of May 31, 2005:

Contractual Obligation	Payments Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	6+ Years
Line of credit	$50,000	$50,000	$—	$—	$—
Line of credit with related party	8,606	8,606	—	—	—
Notes payable (principal only) (Note 8)	1,347	1,347	—	—	—
Capital lease obligations (Note 12)	2,627	1,857	770	—	—
Operating leases (Note 12)	70,565	17,759	26,361	18,104	8,341

	$133,145	$79,569	$27,131	$18,104	$8,341

Note:	This table excludes other obligations that we may have, such as employee benefit plan obligations, and other current and long-term liabilities reflected in our consolidated balance sheets. We do not have any material purchase commitments as of May 31, 2005.

We believe that cash flows from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business and the satisfaction of these obligations and commitments.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis, however, in many instances we reasonably could have used different accounting estimates, and in other instances changes in our accounting estimates are reasonably likely to occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.” The critical accounting estimates that we discuss below are those that we believe are most important to an understanding of our consolidated financial statements.

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with Note 1 of our “Notes to Consolidated Financial Statements” and “Risk Factors” contained in Exhibit 99.1 to this annual report.

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

During fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others referred to as FIN 45, which requires all guarantees be recorded at their fair value at inception. We believe our potential liability for the full amount of the charge is a guarantee under FIN 45. We estimate the fair value of the guarantees by including a fair value margin to our estimate of operational losses. This estimate of operating losses is comprised of known losses and a historical analysis based on a percentage of credit card sales volumes processed. This estimation process has been materially accurate historically. The adoption of FIN 45 did not have a material impact on the liability, as the operating loss estimate materially approximated the fair value estimate at the time of adoption. As of May 31, 2005 and 2004, $4.2 million and $6.5 million, respectively, has been recorded for guarantees associated with merchant card processing and is included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the valuation allowance is included in cost of service in the accompanying consolidated statements of income. Expenses of $9.1 million, $12.5 million, and $15.6 million were recorded for fiscal 2005, 2004 and 2003, respectively, for these losses.

We also have a check guarantee business. Similar to the credit card business, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee reserve is based on historical and projected loss experiences. As of May 31, 2005 and 2004, we had a check guarantee reserve of $4.0 million and $4.3 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets. Expenses of $13.0 million, $12.0 million, and $10.4 million were recorded for fiscal 2005, 2004 and 2003, respectively, for these losses and are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance. In addition, we defer the revenue representing the fair value of the guarantee, until the guarantee is satisfied.

Goodwill and long-lived asset valuations—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, property and equipment, and other intangible assets may warrant revision or may not be recoverable. Goodwill and other indefinite-life intangible assets are evaluated for impairment by applying a fair value based test. Property and equipment and finite-lived intangible assets are evaluated for impairment when facts and circumstances indicate the carrying value of such assets may exceed their fair values. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In our opinion, the long-lived assets, including goodwill, property and equipment, and other intangible assets are appropriately valued at May 31, 2005 and May 31, 2004.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Based on analyses completed and described below, we do not believe that we are exposed to material market risk from changes in interest rates and/or foreign currency rates.

Foreign Currency Risk

We generate a percentage of our net income from foreign operations and, as a result, we are vulnerable to fluctuations in the British pound, Canadian dollar, Czech Koruna, Euro, and Mexican peso against the United States dollar. We have performed a foreign exchange sensitivity analysis over the near term, using a 10% change in foreign exchange rates. A 10% appreciation or depreciation in exchange rates of the British pound, Canadian dollar, Czech Koruna, Euro, and Mexican peso against the U.S. dollar would result in a net increase or decrease of approximately $6.5 million in net income. Of this potential change in net income, approximately $5.9 million relates to our exposure to changes in the Canadian dollar-United States dollar exchange rate. This analysis does not consider the change in revenue that may result from such a change in exchange rates.

DolEx (including Europhil) provides consumer money transfer services between the U.S. and Europe to Latin America, Morocco, and the Philippines. Foreign exchange risk is monitored through the business model and an aggressive risk management process. DolEx transactions are received in British pounds, Euros, or U.S. dollars and generally require the destination settlement houses to disburse local currencies to recipients. DolEx has limited foreign exchange exposure because a majority of the transactions are settled shortly after they are initiated. Since a majority of these transactions are in different currencies, DolEx generates revenue on the foreign currency spread between the wholesale rate DolEx pays for the currency and the retail rate charged to consumers. We believe our risk management processes coupled with the short timeframe to settle the transactions after they are initiated, mitigates any risk due to foreign currency fluctuations in the money transfer offering. DolEx can also quickly engage in foreign currency purchases, as necessary, to cover its payables.

Interest Rate Risk

We are exposed to market risk from changes in interest rates from our liabilities (debt). This includes an acquired note payable issued by MUZO, which bears interest at a three month floating PRIBOR (Prague InterBank Offered Rate) rate plus 2.55%. We also have a credit facility with CIBC for up to $175 million Canadian to cover the prefunding of Canadian merchants. Our credit facility with CIBC carries an interest rate primarily based on the CIBC offered rate plus 40 basis points. The CIBC offered rate is a rate determined at the sole discretion of CIBC that they are able to obtain short-term deposits of Canadian dollars in the New York interbank Eurocurrency market. Our $350 million U.S. revolving line of credit has a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position. Accordingly, we are exposed to the impact of interest rate fluctuations.

A 10% proportionate increase in interest rates would not have had a material adverse impact on our current or future consolidated net income or cash flows.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders

Global Payments Inc.:

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (“the Company”) as of May 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Payments Inc. and subsidiaries as of May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the “Notes to Consolidated Financial Statements”, in 2003 the Company changed its method of accounting for costs associated with exit or disposal activities to conform to Statement of Financial Accounting Standards No. 146.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Global Payments Inc.’s internal control over financial reporting as of May 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

August 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders

Global Payments Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Global Payments Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the criteria established in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2005 of the Company and our report dated August 15, 2005 expressed unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

August 15, 2005

CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Year Ended May 31,
	2005	2004	2003
Revenues	$784,331	$629,320	$516,084

Operating expenses:
Cost of service	337,272	289,353	260,290
Sales, general and administrative	283,232	217,418	161,272
Restructuring and other	3,726	9,648	1,257

	624,230	516,419	422,819

Operating income	160,101	112,901	93,265

Other income (expense):
Interest and other income	2,194	2,358	1,183
Interest and other expense	(8,378)	(6,525)	(4,296)

	(6,184)	(4,167)	(3,113)

Income before income taxes and minority interest	153,917	108,734	90,152
Provision for income taxes	(53,351)	(37,765)	(31,844)
Minority interest (net of tax of $69, $459, and $0, respectively)	(7,670)	(8,526)	(5,008)

Net income	$92,896	$62,443	$53,300

Basic earnings per share	$2.41	$1.66	$1.44

Diluted earnings per share	$2.33	$1.60	$1.41

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

GLOBAL PAYMENTS INC.

(In thousands, except share data)

	May 31, 2005	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$48,979	$34,472
Accounts receivable, net of allowance for doubtful accounts of $366 and $757 in 2005 and 2004, respectively	54,932	47,414
Claims receivable, net of allowance for losses of $3,989 and $4,277, in 2005 and 2004, respectively	937	761
Settlement processing assets	63,435	125,112
Inventory	2,625	3,051
Deferred income taxes	6,307	10,028
Prepaid expenses and other current assets	12,775	12,245

Total current assets	189,990	233,083

Property and equipment, net	104,173	97,482
Goodwill	372,744	342,012
Other intangible assets	175,006	182,658
Other	11,592	7,539

Total assets	$853,505	$862,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$50,000	$122,000
Line of credit with related party	8,606	83,109
Payables to money transfer beneficiaries	5,694	3,706
Accounts payable and accrued liabilities	87,537	80,984
Settlement processing obligations	27,394	24,962
Income taxes payable	530	—
Notes payable	1,347	3,409
Obligations under capital leases	1,695	1,190

Total current liabilities	182,803	319,360

Notes payable	—	7,477
Obligations under capital leases, net of current portion	746	2,061
Deferred income taxes	58,871	46,804
Other long-term liabilities	16,395	14,520

Total liabilities	258,815	390,222

Commitments and contingencies (See Note 12)
Minority interest in equity of subsidiaries	16,340	23,130
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized and 39,097,583 and 38,068,436 shares issued and outstanding at May 31, 2005 and 2004, respectively	—	—
Paid-in capital	347,431	314,353
Retained earnings	210,686	123,995
Deferred compensation	(1,562)	(3,484)
Accumulated other comprehensive income	21,795	14,558

Total shareholders’ equity	578,350	449,422

Total liabilities and shareholders’ equity	$853,505	$862,774

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

GLOBAL PAYMENTS INC.

(In thousands)

	Year Ended May 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$92,896	$62,443	$53,300
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and other charges, non-cash	2,730	4,437	—
Depreciation and amortization	30,287	22,404	20,516
Amortization of acquired intangibles	15,019	13,136	11,545
Provision for operating losses and bad debts	5,613	7,119	12,149
Minority interest in earnings	7,739	8,985	5,008
Deferred income taxes	9,002	(1,737)	10,968
Other	5,707	2,659	1,699
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(7,494)	3,563	(1,337)
Settlement processing, net	58,374	(38,099)	(89,348)
Payables to money transfer beneficiaries	1,988	1,757	—
Inventory	458	(85)	1,263
Prepaid expenses and other assets	(4,157)	(6,256)	(584)
Accounts payable and accrued liabilities	3,241	16,331	(2,382)
Income taxes, net	8,156	(4,487)	6,380

Net cash provided by operating activities	229,559	92,170	29,177

Cash flows from investing activities:
Capital expenditures	(34,305)	(24,564)	(17,926)
Business acquisitions, net of acquired cash	(30,773)	(122,276)	(1,153)

Net cash used in investing activities	(65,078)	(146,840)	(19,079)

Cash flows from financing activities:
Net (payments on) borrowings on line of credit	(72,000)	122,000	(22,000)
Net (payments on) borrowings on line of credit with related party	(74,503)	49,209	33,900
Principal payments on notes payable issued in consideration of acquisition	—	(114,229)	—
Principal payments under capital lease arrangements and other long-term debt	(11,208)	(2,853)	(2,603)
Stock issued under employees stock plans	21,225	11,463	5,965
Distributions to minority interests	(9,662)	(9,447)	(7,008)
Dividends paid	(6,205)	(6,030)	(5,918)

Net cash provided by (used in) financing activities	(152,353)	50,113	2,336

Effect of exchange rate changes on cash	2,379	1,019	6,382

Increase (decrease) in cash and cash equivalents	14,507	(3,538)	18,816
Cash and cash equivalents, beginning of year	34,472	38,010	19,194

Cash and cash equivalents, end of year	$48,979	$34,472	$38,010

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

					Accumulated Other Comprehensive Income
	Number of Shares	Paid-in Capital	Retained Earnings	Deferred Compensation	Adjustments Currency Translation	Minimum Pension Liability	Total Shareholders’ Equity
Balance at May 31, 2002	36,787	$280,000	$20,200	$(1,438)	$(2,474)	$—	$296,288

Comprehensive income
Net income			53,300				53,300
Foreign currency translation adjustment, net of tax of $9,533					15,957		15,957
Minimum pension liability adjustment, net of tax of ($275)						(460)	(460)

Total comprehensive income							68,797

Stock issued under employee stock plans	345	5,777		(813)			4,964
Tax benefit from exercise of stock options		1,009					1,009
Dividends paid ($0.16 per share)			(5,918)				(5,918)
Amortization of deferred compensation				1,286			1,286

Balance at May 31, 2003	37,132	286,786	67,582	(965)	13,483	(460)	366,426

Comprehensive income
Net income			62,443				62,443
Foreign currency translation adjustment, net of tax of $1,112					1,861		1,861
Minimum pension liability adjustment, net of tax of ($195)						(326)	(326)

Total comprehensive income							63,978

Stock issued under employee stock plans	936	14,916		(4,458)			10,458
Stock issued in consideration of acquisition		7,845					7,845
Tax benefit from exercise of stock options		4,806					4,806
Dividends paid ($0.16 per share)			(6,030)				(6,030)
Amortization of deferred compensation				1,939			1,939

Balance at May 31, 2004	38,068	314,353	123,995	(3,484)	15,344	(786)	449,422

Comprehensive income
Net income			92,896				92,896
Foreign currency translation adjustment, net of tax of $4,859					8,472		8,472
Minimum pension liability adjustment, net of tax of ($708)						(1,235)	(1,235)

Total comprehensive income							100,133

Stock issued under employee stock plans	1,030	25,570		152			25,722
Tax benefit from exercise of stock options		7,508					7,508
Dividends paid ($0.16 per share)			(6,205)				(6,205)
Amortization of deferred compensation				1,770			1,770

Balance at May 31, 2005	39,098	$347,431	$210,686	$(1,562)	$23,816	$(2,021)	$578,350

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

Reclassifications—The captions settlement processing assets, settlement processing obligations, and payables to money transfer beneficiaries in the accompanying consolidated balance sheet represent items presented in periods prior to fiscal 2005 under the caption “settlement processing receivable, net.” This reclassification increased both current assets and current liabilities by $29.9 million as of May 31, 2004. The caption minority interest in earnings in the accompanying consolidated statements of income was presented gross of income tax effect as a component of other income (expense) prior to fiscal 2005. In the current period, this caption is presented net of income tax effect allocated to the minority interest in a taxable entity below the provision for income taxes. The prior periods’ presentations have been reclassified to conform to the current year presentation changes.

Revenue recognition—

Merchant Services Offering

The Company’s merchant services offerings provide merchants and financial institutions with credit and debit card transaction processing, check services, and terminal management. Merchant services revenue is primarily based on a percentage of transaction value or on a specified amount per transaction. This revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card associations.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Money Transfer Offering

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

Settlement processing assets and obligations—In order to provide transaction processing services, the Company must be designated as a certified processor by either MasterCard or VISA and as a Merchant Service Provider by MasterCard or an Independent Sales Organization by VISA. These designations are dependent upon member clearing banks of either organization sponsoring the Company and the Company’s adherence to the standards of the VISA and MasterCard associations. As an independent merchant acquirer, the Company has four financial institution sponsors in the United States and two in Canada with whom the Company has sponsorship or depository and processing agreements. These agreements allow the Company to route transactions under the member banks’ control and the identification numbers, or BIN and ICA, to clear credit card transactions through VISA and MasterCard, respectively. The member financial institutions of VISA and MasterCard, some of which are the Company’s competitors, set the standards with which the Company must comply. Among other restrictions, the standards of the card associations preclude the Company from performing funds settlement or accessing merchant settlement funds. These funds must be in the possession of the member until the merchant is

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

funded. For convenience, the practical application of these regulations is that the processor holds only the reserve funds retained from a merchant and collects the monthly fees directly from the merchant, with certain mitigating controls imposed by the member.

Funds settlement refers to the process of transferring funds for sales and credits between cardholders and merchants, including the final debiting of a cardholder’s account and crediting of a merchant’s account for a sales transaction. Depending on the type of transaction, either the interchange system or the debit networks are used to transfer the information and funds between the electronic transaction payment processors member sponsor and card issuers, to complete the link between merchants and card issuers. The Company uses its network telecommunication infrastructure to deliver funding files to its member sponsor, which creates a file to fund the merchants over the Federal Reserve’s Automated Clearing House system in the United States, and the Automated Clearing Settlement System and the Large Value Transfer System in Canada. In the Company’s United States portfolio and most its Canadian portfolio (except for certain managemed merchant accounts and large accounts), merchant funding primarily occurs after the member receives the funds from the card issuer through the card associations. For certain of the Canadian managed merchant accounts and large accounts, the member funds the merchants before the member receives the net settlement funds from the card associations (or Interac for debit transactions), creating a net settlement asset from the member. Timing differences, interchange expense and exception items cause differences between the amount the member receives from the card associations and the amount funded to the merchants. The Company’s sponsorship agreements require the net result, typically called net settlement, to be advanced to the member if the merchant funding obligation exceeds the incoming amount from the card associations, or the Company temporarily holds the surplus on behalf of the member (in a joint deposit account) if the opposite occurs. In practice, management believes independent processors typically participate in the net settlement or surplus, as the member attempts to have no impact in their owned bank accounts at the end of each day. The member accounts are brought to a zero balance by temporarily transferring surplus funds to, or requiring an additional advance to satisfy a deficit from, the member sponsored independent processor. Each participant in the transaction process receives compensation for its services.

The settlement processing assets and obligations represent intermediary balances arising in the Company’s settlement process for direct merchants. Settlement processing assets consist primarily of a receivable from member banks for transactions the Company has funded them in advance of association funding, a receivable from merchants for the portion of the discount related to reimbursement of the interchange expense, and customer chargeback amounts receivable from merchants, net of merchant funds held as collateral for the benefit of the member to minimize contingent liabilities associated with charges properly reversed by a cardholder. As of May 31, 2005 and 2004, the Company had such deposits of $100.1 million and $65.9 million, respectively. Settlement processing obligations consist primarily of payables to the members for merchant funding for transactions for which the Company has received funding from member banks, and the fair value of its guarantees of customer chargebacks.

Property and equipment—Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The Company capitalizes the costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Maintenance and repairs are charged to operations as incurred.

Goodwill and other intangible assets—The Company completed its annual goodwill and indefinite-life intangible asset impairment reviews as of June 1, 2004 and 2003 and determined that no impairment charges were required. See Note 4 in the Notes to Consolidated Financial Statements for additional information.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Other intangible assets primarily represent customer-related intangible assets, such as customer lists and merchant contracts, non-compete agreements, and trademarks associated with acquisitions. Customer-related intangible assets, non-compete agreements, and the Europhil trademark are amortized using the straight-line method over their estimated useful lives of 2 to 30 years. The useful lives for customer-related intangible assets are determined based primarily on information concerning start/stop dates and yearly attrition. The useful lives of non-compete agreements are equal to the terms of the agreements. The useful life of the Europhil trademark is based upon the timeline of the Company’s plan to phase-out the Europhil brand name. The Company has determined that the trademarks other than the Europhil trademark have indefinite lives and are not being amortized. The Company evaluated the remaining useful lives for other intangible assets as of June 1, 2004 and determined them to be appropriate.

Impairment of long-lived assets—The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the recoverability by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In management’s opinion, the Company’s long-lived assets, including property and equipment and other intangible assets, are appropriately valued at May 31, 2005 and 2004.

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

During fiscal 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), which requires all guarantees be recorded at their fair value at inception. Management believes the Company’s potential liability for the full amount of the charge is a guarantee under FIN 45. Management estimates the fair value of the guarantees by including a fair value margin in its estimate of operational losses. This estimate of operating losses is comprised of known losses and a historical analysis based on a percentage of credit card sales volumes processed. This estimation process has been materially accurate historically. The adoption of FIN 45 did not have a material impact on the liability, as the operating loss estimate materially approximated the fair value estimate at the time of adoption. As of May 31, 2005 and 2004, $4.2 million and $6.5 million, respectively, has been recorded to reflect the fair value of guarantees associated with merchant card processing and is included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the valuation allowance is included in cost of service in the accompanying consolidated statements of income. Expenses of $9.1 million, $12.5 million, and $15.6 million were recorded for fiscal 2005, 2004 and 2003, respectively, for these losses.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company’s check guarantee loss reserve is based on historical and projected loss experiences. As of May 31, 2005 and 2004, the Company had a check guarantee loss reserve of $4.0 million and $4.3 million, respectively,

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

which is included in net claims receivable in the accompanying consolidated balance sheets. Expenses of $13.0 million, $12.0 million, and $10.4 million were recorded for fiscal 2005, 2004 and 2003, respectively, for these losses and are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and the Company defers this fee revenue until the guarantee is satisfied. Given the uncertainties surrounding the timing of individual checks clearing, it is not practicable to calculate the maximum amount for which the Company could be liable under the check guarantees, nor is it practicable to estimate the extent to which subsequent collections of dishonored checks would offset this exposure.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. See Note 7 in these “Notes to Consolidated Financial Statements” for additional information.

Fair value of financial instruments—Management considers that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, line of credit, notes payable, accounts payable and accrued liabilities approximate fair value given the short-term nature of these items.

Derivative Instruments and Hedging Activities—Global Payments has adopted Statement of Financial Accounting Standard No. 133: Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and Statement No. 149: Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). FAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The Company has not used any derivative instruments, and the adoption of these statements had no significant impact on the Company’s consolidated financial statements.

Foreign currency translation—The Company has foreign subsidiaries operating in Belgium, Canada, Czech Republic, Mexico, Spain, and the United Kingdom. The local currency of these subsidiaries is the functional currency, except for the subsidiary in Mexico whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change. Exchange gains or losses were not significant. The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income.

Segment disclosure—The Company’s chief operating decision maker currently operates one reportable segment, electronic transaction payment processing. The Company’s measure of segment profit is consolidated operating income. The Company’s results of operations and its financial condition are not significantly reliant upon any single customer. Revenues from external customers from the Company’s service offerings are as follows:

	2005	2004	2003
	(in thousands)
Merchant services	$680,800	$579,387	$507,987
Money transfer	103,531	49,933	8,097

	$784,331	$629,320	$516,084

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The Company operates primarily in the United States, Canada and Europe. The following is a breakdown of revenues by geographic region:

	2005	2004	2003
	(in thousands)
United States	$562,475	$462,443	$374,061
Canada	175,190	155,468	140,854
Europe	46,666	11,409	1,169

	$784,331	$629,320	$516,084

The following is a breakdown of long-lived assets by geographic region:

	2005	2004
	(in thousands)
United States	$408,573	$362,982
Canada	146,391	183,219
Europe	95,602	74,214
Latin America	1,357	1,737

	$651,923	$622,152

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earning per share. The dilutive effect of stock options and restricted share grants was 1.3 million, 1.4 million, and 0.9 million shares in fiscal 2005, 2004, and 2003, respectively. The diluted share base for the years ended May 31, 2004 and 2003 excludes incremental shares of 0.1 million and 0.7 million, respectively, related to employee stock options. These shares were excluded due to their anti-dilutive effect as a result of their option exercise prices being greater than the average market price of the common shares. The number of shares with exercise prices less than the average market price of the common shares was immaterial in 2005. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31, 2005, 2004 and 2003:

	2005			2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic earnings per share:
Net income available to common shareholders	$92,896	38,558	$2.41	$62,443	37,533	$1.66	$53,300	36,957	$1.44

Diluted earnings per share:
Net income available to common shareholders	$92,896	39,880	$2.33	$62,443	38,955	$1.60	$53,300	37,824	$1.41

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Effective March 1, 2003, Global Payments adopted Statements of Financial Accounting Standard No. 148: Accounting for Stock-Based Compensation—Transition and Disclosure (“FAS 148”). FAS 148 addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of Statements of Financial Accounting Standard No. 123: Accounting for Stock-Based Compensation (“FAS 123”) to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

At May 31, 2005, the Company has four stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Employee stock-based compensation is reflected in net income for restricted stock expense recognized in the period and for stock options that have been remeasured. During fiscal years 2005 and 2004, the Company recognized $4.4 million and $3.6 million, respectively, in stock-based compensation expense related to accelerated vesting of options under FIN 44: Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25. This expense is reflected in restructuring and other charges incurred in fiscal years 2005 and 2004 (See Note 10). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	2005	2004	2003
	(in thousands, except per share data)
Net income:
As reported	$92,896	$62,443	$53,300
Add: Stock compensation recognized under APB 25, net of related tax effects	3,814	3,463	801
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(11,718)	(6,408)	(4,281)

Pro forma net income	$84,992	$59,498	$49,820

Basic earnings per share:
As reported	$2.41	$1.66	$1.44
Pro forma	$2.20	$1.59	$1.36
Diluted earnings per share:
As reported	$2.33	$1.60	$1.41
Pro forma	$2.14	$1.54	$1.33

Impact of new accounting pronouncements—In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150: Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46: Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 addresses how to determine if an

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

entity qualifies as a variable interest entity and how such entities should be consolidated. In December 2003, the FASB issued Interpretation No 46R (“FIN 46R”), which replaces FIN 46 and provides additional clarification of Variable Interest Entities through controlling financial interests and voting rights and when FIN 46 should not be applied. Adoption of FIN 46R did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment (“FAS 123R”). FAS 123R amends FAS 123 to require adoption of the fair-value method of accounting for employee stock options, effective for the Company June 1, 2006. The transition guidance in FAS 123R specifies that compensation expense for options granted prior to the effective date be recognized in the consolidated statements of income over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized in to consolidated statements of income over the vesting period of those options. The Company is in the process of evaluating the impact of FAS 123R on its financial statements.

NOTE 2—BUSINESS ACQUISITIONS

During fiscal 2003, the Company did not acquire any material businesses. In fiscal years 2005 and 2004, the Company acquired the following material businesses:

Business	Date Acquired	Percentage Ownership
Fiscal 2005
Europhil	December 21, 2004	100.0%
Cash & Win	June 30, 2004	100.0%

Fiscal 2004
Latin America Money Services, LLC	November 12, 2003	100.0%
MUZO, a.s.	February 18, 2004	52.6	%(1)
MUZO, a.s.	May 14, 2004	45.7	%(1)

(1)	As a result of the May 14, 2004 acquisition, the Company acquired an aggregate of 98.3% of the outstanding voting shares of MUZO, a.s.

These acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results are included in the Company’s consolidated statements of income from the date of the acquisition.

Fiscal 2005

Europhil

On December 21, 2004, the Company closed the acquisition from various individual shareholders of all of the outstanding equity interests in the following related privately held companies: United Europhil, S.A., a Spanish corporation; Tropical Express, S.L., a Spanish LLC; United Europhil Belgique, S.P.R.L, a Belgian company; and United Europhil UK, Ltd., an English company, which the Company collectively refers to throughout this report as Europhil or the Europhil acquisition. These entities engage in money transmittal and ancillary services from the countries in which the legal entities reside primarily to settlement locations in Latin America, Morocco, and the Philippines. The total consideration paid for this transaction, which was paid in cash at closing, was €15.5 million, or approximately $20.8 million at exchange rates in effect at closing. The companies acquired in connection with the Europhil acquisition are being operated through a newly formed

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Spanish holding company named DolEx Dollar Express Europe. The purpose of the transaction was to further the Company’s strategy of expanding its customer base and market share geographically. The results of Europhil’s operations were included in the Company’s consolidated financial statements commencing on December 22, 2004.

Cash & Win

On June 30, 2004, the Company acquired the remaining 49% interest in the Cash & Win product line from Comerica Bank. Prior to the acquisition, the Company effectively owned 51% of the Cash & Win product line because it was owned and operated by Global Payments Comerica Alliance, LLC, a joint venture with Comerica Bank. The Cash & Win product line provides credit and debit card cash advance services to patrons of the gaming industry. The total cash consideration paid for this interest was approximately $7.8 million. Effective July 1, 2004, the Company began recognizing 100% of the net income of the Cash & Win product line in its consolidated statements of income.

Purchase Price Allocations

The following table summarizes the preliminary purchase price allocations of the assets acquired and liabilities assumed at the date of the respective material acquisitions.

	Cash & Win	Europhil
	(in thousands)
Current assets	$—	$3,115
Property and equipment, net	57	3,249
Goodwill	2,433	17,037
Customer-related intangible assets	566	—
Non-compete agreements	—	562
Trademark	—	951

Total assets acquired	3,056	24,914
Current liabilities	—	(3,114)
Long-term liabilities	—	(1,046)
Minority interest in equity of subsidiaries	4,744	—

Net assets acquired	$7,800	$20,754

Management determined that the acquired customer-related intangible assets, non-compete agreements, and trademark have useful lives of ten, three, and two years, respectively. The goodwill is not subject to amortization and none of the amount assigned to goodwill is expected to be deductible for tax purposes.

The fiscal 2005 acquisitions, whether considered individually or in aggregate, were not significant to the consolidated statements of income of the Company.

Fiscal 2004

Latin America Money Services, LLC

On November 12, 2003, the Company completed the acquisition of Latin America Money Services, LLC (“LAMS”), a Delaware limited liability company which owned a majority of the outstanding equity interests in DolEx Dollar Express, Inc. (“DolEx”), a Texas corporation, and all but one share of the outstanding equity interests in DolEx Envios, S.A. de C.V. (“DolEx Envios”), a Mexican subsidiary of DolEx. The transaction was

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

structured as a merger of GP Ventures (Texas), Inc., a Delaware corporation and wholly-owned subsidiary of Global Payments, into LAMS, with LAMS remaining as the surviving entity in the merger. Global Payments also acquired the remaining equity interests in DolEx that were not already owned by LAMS.

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

MUZO, a.s.

On February 18, 2004, the Company, through an indirect, wholly-owned subsidiary, acquired 52.6% of the outstanding voting shares of MUZO, a.s. (“MUZO”) from Komercní banka, a.s. (“KB”), for $34.7 million in cash.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Purchase Price Allocations

The following table summarizes the final purchase price allocations of the assets acquired and liabilities assumed at the date of the respective acquisitions.

	LAMS	MUZO
	(in thousands)
Current assets	$11,950	$8,644
Property and equipment, net	11,606	33,977
Goodwill	142,095	34,333
Customer-related intangible assets	4,749	7,271
Trademark	42,944	2,164
Other long-term assets	828	11

Total assets acquired	214,172	86,400
Current liabilities	(7,501)	(6,134)
Long-term liabilities	(19,590)	(15,895)
Minority interest in equity of subsidiaries	—	(571)

Net assets acquired	$187,081	$63,800

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

	2004	2003
	(in thousands, except per share data)
Revenue	$688,814	$618,693
Net income	66,236	65,014
Basic earnings per share	1.75	1.75
Diluted earnings per share	1.69	1.71

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 3—PROPERTY AND EQUIPMENT

As of May 31, 2005 and 2004, property and equipment consisted of the following:

	Range of Useful Lives in Years	2005	2004
		(in thousands)
Property under capital leases	2 - 5	$14,989	$14,989
Building	40	35,068	27,805
Equipment	2 - 5	74,763	74,281
Software	5 - 10	53,940	47,381
Leasehold improvements	5 - 40	9,522	3,241
Furniture and fixtures	5 - 7	7,034	5,690
Work in progress	N/A	23,016	12,744

		218,332	186,131
Less: accumulated depreciation and amortization		114,159	88,649

		$104,173	$97,482

Depreciation and amortization expense was $30.3 million, $22.4 million, and $20.5 million for fiscal 2005, 2004 and 2003, respectively.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2005 and 2004, goodwill and intangible assets consisted of the following:

	2005	2004
	(in thousands)
Goodwill	$372,744	$342,012
Customer-related intangible assets	239,637	232,318
Trademarks	45,983	45,108
Non-compete agreements	903	—

	659,267	619,438
Less: accumulated amortization:
Customer-related intangible assets	110,957	94,768
Trademarks	196	—
Non-compete agreements	364	—

	111,517	94,768

	$547,750	$524,670

Amortization expense was $15.0 million, $13.1 million, and $11.5 million for fiscal 2005, 2004 and 2003, respectively. The accumulated amortization amounts relate to the amortization of customer-related intangible assets, non-compete agreements, and the Europhil trademark.

The estimated amortization expense for the next five fiscal years is as follows (in thousands):

2006	$13,715
2007	$10,252
2008	$8,704
2009	$8,424
2010	$8,411

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

During fiscal 2005, the Company recorded additions of $23.8 million, $1.0 million, and $1.5 million to goodwill, trademark and intangibles, respectively. These additions were related primarily to the Cash & Win and Europhil acquisitions described in Note 2. During fiscal 2004, the Company recorded additions of $179.5 million, $45.1 million and $12.0 million to goodwill, trademark and intangibles, respectively. These additions were related to the LAMS and MUZO acquisitions further described in Note 2. The following table discloses the changes in the carrying amount of goodwill for the period ended May 31, 2005 and 2004:

	2005	2004
	(in thousands)
Balance at beginning of year	$342,012	$161,216
Goodwill acquired	20,735	179,530
Effect on goodwill of adjustments to preliminary purchase price allocations	3,102	—
Effect of foreign currency translation	6,895	1,266

Balance at end of year	$372,744	$342,012

Additions to intangible assets consist of trademarks and customer related intangible assets. The customer related intangible assets and non-compete agreements have weighted average amortization periods of 15 years. The Europhil trademark acquired in fiscal 2005 has a two year life. The other trademarks are deemed to have an indefinite useful life and are not subject to amortization.

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2005 and 2004, accounts payable and accrued liabilities consisted of the following:

	2005	2004
	(in thousands)
Trade accounts payable	$30,832	$26,137
Compensation and benefits	17,893	13,369
Restructuring	511	4,252
Third party processing expenses	4,766	3,972
Commissions to third parties	11,949	7,886
Assessment expenses	8,155	6,920
Other	13,772	18,448

	$87,537	$80,984

NOTE 6—RETIREMENT BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all of its United States employees who have met the eligibility provisions. The defined benefit pension plan was closed to new participants beginning June 1, 1998. Benefits are based on years of service and the employee’s compensation during the highest five consecutive years of earnings out of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended. Beginning May 31, 2004, the Company ceased benefit accruals for increases in compensation levels. Expenses for fiscal 2005, 2004 and 2003 were actuarially determined. The Company uses May 31 as the measurement date for its plan.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending May 31, 2005 and a statement of funded status at May 31 for each year:

Changes in benefit obligations

	2005	2004
	(in thousands)
Benefit obligation at beginning of year	$7,595	$10,193
Service cost	—	—
Interest cost	483	607
Plan participants’ contributions	—	—
Amendments	—	—
Actuarial loss or (gain)	1,726	(623)
Acquisition	—	—
Benefits paid	(260)	(228)
Settlement/Curtailment	—	(2,354)

Balance at end of year	$9,544	$7,595

Changes in plan assets

	2005	2004
	(in thousands)
Fair value of plan assets at beginning of year	$5,190	$5,244
Actual return on plan assets	440	154
Employer contributions	1,020	20
Plan participants’ contributions	—	—
Acquisition	—	—
Benefits paid	(260)	(228)
Settlements	—	—

Fair value of plan assets at end of year	$6,390	$5,190

Reconciliation of funded status

	2005	2004
	(in thousands)
Funded status	$(3,154)	$(2,405)
Unrecognized net loss	2,949	1,256
Unamortized transition obligation	—	—
Unrecognized prior service cost	—	—

Net amount recognized	$(205)	$(1,149)

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Amounts recognized in consolidated balance sheets

	2005	2004
	(in thousands)
Prepaid benefit cost	$—	$—
Accrued benefit liability	(3,154)	(2,405)
Intangible asset	—	—
Accumulated other comprehensive income (pre-tax)	2,949	1,256

Net amount recognized	$(205)	$(1,149)

Information about accumulated benefit obligation

	2005	2004
	(in thousands)
Projected benefit obligation	$9,544	$7,595
Accumulated benefit obligation	9,544	7,595
Fair value of plan assets	6,390	5,189

Components of net periodic benefit cost

	2005	2004	2003
	(in thousands)
Service cost	$—	$—	$—
Interest cost	483	607	572
Expected return on plan assets	(448)	(414)	(407)
Net amortization and deferral	—	5	6
Curtailment loss	—	23	—
Amortization of net loss	41	298	240
Settlement loss	—	—	—
Cost of special termination benefits	—	—	—

Net pension expense	$76	$519	$411

Additional information

	2005	2004
	(in thousands)
Increase in minimum liability included in other comprehensive income	$1,693	$521

Weighted average assumptions used to determine benefit obligations

	2005	2004
Discount rate	5.25%	6.50%
Rate of increase in compensation levels	N/A	N/A

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Weighted average assumptions used to determine net periodic benefit cost

	2005	2004	2003
Discount rate	6.50%	6.00%	6.50%
Rate of increase in compensation levels	N/A	4.33	4.33
Expected long-term rate of return on assets	8.00	8.00	8.00

The expected long-term return on plan assets was derived by applying the weighted-average target allocation to the expected return by asset category shown in the table below. These assumptions and allocations were evaluated using input from a third party consultant. Overall, the expected return assumption for each asset class utilized is based on expectation of future returns.

Plan assets

The consolidated pension plan weighted-average asset allocations at May 31, 2005 and 2004, by asset category are as follows:

Asset Category	2005	2004	Target Allocation during the year ended May 31, 2005	Expected Return by Category
Equity securities	67.7%	60.7%	70.0%	9.00%
Debt securities	32.0	39.0	30.0	5.70
Cash equivalents	0.3	0.3	0.0	3.10

Total	100.0%	100.0%	100.0%	8.01%

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

Cash Flows

Contributions

The Company does not expect to contribute to the Global Payments Plan in fiscal 2006.

Estimated future benefit payments

The following benefit payments are expected to be paid:

2006	$183,120
2007	192,596
2008	208,974
2009	221,597
2010	239,937
Year 2011-2015	1,721,129

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Employee Retirement Savings Plan

The Company has a deferred compensation 401(k) Plan. The plan provides tax deferred amounts for each participant consisting of employee elective contributions and certain matching Company contributions. The Company contributed $1.4 million, $1.4 million, and $1.3 million the Global Payments Inc. 401(k) Plan in fiscal 2005, 2004 and 2003, respectively.

NOTE 7—INCOME TAXES

The provisions for income taxes for the years ended May 31 include:

	2005	2004	2003
	(in thousands)
Current tax expense:
Federal	$30,699	$33,529	$17,248
State	2,477	1,387	1,240
Foreign	5,384	4,021	2,387

	38,560	38,937	20,875

Deferred tax expense (benefit):
Federal	14,883	548	10,801
State	595	38	866
Foreign	(687)	(1,758)	(698)

	14,791	(1,172)	10,969

Provision for income taxes	53,351	37,765	31,844

Tax benefit allocated to minority interest in a taxable entity	(69)	(459)	—

Net income tax expense	$53,282	$37,306	$31,844

As of May 31, 2004, a five thousand dollar income tax receivable was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

The following presents the Company’s income before income taxes for the years ended May 31:

	2005	2004	2003
	(in thousands)
Income before income taxes and minority interest	$153,917	$108,734	$90,152
Minority interest, net of tax	(7,670)	(8,526)	(5,008)
Tax benefit allocated to minority interest	(69)	(459)	—

Income before income taxes	$146,178	$99,749	$85,144

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rates, as applied to income before income taxes for the years ended May 31, 2005, 2004, and 2003 respectively, differ from federal statutory rates as follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.4	0.9	1.6
Foreign income taxes	(0.1)	0.1	0.9
Non-deductible amortization and write-off of intangible assets	0.0	0.1	0.1
Tax credits	(0.2)	(0.2)	(0.2)
Other	0.4	1.5	0.0

Effective tax rate	36.5%	37.4%	37.4%

Deferred income taxes as of May 31, 2005 and May 31, 2004 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. The Company’s investments in certain foreign subsidiaries are not considered permanently invested abroad. In accordance with APB Opinion No. 23: Accounting for Income Taxes—Special Areas (“APB 23”), the hypothetical income tax effect of the distribution of those earnings has been reflected as a deferred tax asset. The Company’s investments in certain other foreign subsidiaries are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. In accordance with APB 23, because those earnings are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

As of May 31, 2005 and 2004, principal components of deferred tax items were as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$4,264	$6,952
Bad debt expense	1,891	2,916
Accrued restructuring	537	980
Foreign NOL carryforward	199	—
Tax credits	4,379	3,789

	11,270	14,637
Less: valuation allowance	(4,324)	(3,374)

Net deferred tax asset	6,946	11,263

Deferred tax liabilities:
Foreign currency translation	14,622	8,630
Acquired intangibles	38,932	34,352
Prepaid expenses	1,120	1,069
Property and equipment	4,836	3,988

	59,510	48,039

Net deferred tax liability	(52,564)	(36,776)
Less: current net deferred tax asset	6,307	10,028

Net non-current deferred tax liability	$(58,871)	$(46,804)

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a 100% valuation allowance in the amount of $4.3 million and $3.4 million as of May 31, 2005 and 2004, respectively, pertaining to the portion of the deferred tax asset related to the income tax effect of the hypothetical distribution of earnings of foreign subsidiaries not considered to be permanently invested abroad. The Company anticipates fully utilizing its foreign tax credits carried over from fiscal 2002, in the amount of $55.0 thousand, in fiscal 2006. In the event these foreign tax credits are not fully utilizable in fiscal 2006, they will carry over and be available for future utilization until they expire in fiscal 2007.

During fiscal 2005, certain of the Company’s European subsidiaries recognized net operating losses in the amount of $568.0 thousand, resulting in a deferred tax asset in the amount of $199.0 thousand. The Company anticipates fully utilizing these net operating loss carryforwards in fiscal 2006. In the event these net operating loss carryforwards are not fully utilizable in fiscal 2006, they will carry over and be available for future utilization until they expire in fiscal 2020.

In December 2004, the FASB issued FASB Staff Position 109-2: Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The American Jobs Creation Act of 2004 (“the Act”) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated as defined in the Act. FASB Statement of Financial Accounting Standards No. 109: Accounting for Income Taxes (“FAS 109”) requires adjustments of deferred tax liabilities and assets for the effects of a change in tax laws or rates in the period that includes the enactment date. FSP 109-2 provides an exception to allow an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of FAS 109. The Company is evaluating the effects of the repatriation provision; however, the Company does not expect to complete the evaluation until later in fiscal 2006. If the Company takes full advantage of this provision, it would not have a material effect on the Company’s fiscal 2006 effective tax rate from continuing operations. The Company will reflect the effects of the Act, if any, in fiscal 2006, as a part of the income tax expense in the period action is taken.

NOTE 8—NOTES PAYABLE

Notes payable as of May 31, 2005 consisted of the following:

	2005	2004
	(in thousands)
Note payable, 8.48%, due 2009	$—	$7,363
Note payable, floating 3 month PRIBOR + 2.55%, due 2005	1,347	3,523

	$1,347	$10,886

During fiscal 2004, the Company acquired two notes payable as part of the MUZO acquisition. The first note originated in January 2001 for 300 million Czech Korunas or $7.9 million U.S. based on then-existing exchange rates. This note was secured by MUZO’s operations headquarters building and land, had a fixed rate of 8.48%, and was paid in full in November 2004. The second note originated in June 2000 for 290 million Czech Korunas or $7.5 million U.S. based on then-existing exchange rates. This note is secured by MUZO’s operations headquarters building, land, and a blank bill of exchange (a negotiable instrument). The interest rate is based on a three-month floating rate of PRIBOR (Prague InterBank Offered Rate) plus 2.55%, or 4.33% at May 31, 2005, and is due in December 2005.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 9—SHAREHOLDERS’ EQUITY

Stock Options—The Company has certain stock plans under which incentive stock options, non-qualified stock options and restricted stock has been granted to officers, key employees and directors, under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and a Non-Employee Director Stock Option Plan (the “Director Plan”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. A summary of changes in all outstanding options and the related weighted average exercise price per share is as follows:

	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
2000 Plan
Outstanding at June 1	3,086,918	$26.44	2,927,076	$21.08	2,700,342	$16.71
Granted	726,900	45.36	892,410	36.82	686,146	35.84
Cancelled	(141,536)	35.67	(135,709)	31.56	(205,068)	22.26
Exercised	(986,147)	19.43	(596,859)	14.47	(254,344)	13.61

Outstanding at May 31	2,686,135	$33.50	3,086,918	$26.44	2,927,076	$21.08

Shares available for future grant	—

2005 Plan
Outstanding at June 1	—	$—	—	$—	—	$—
Granted	100,463	58.23	—	—	—	—
Cancelled	—	—	—	—	—	—
Exercised	—	—	—	—	—	—

Outstanding at May 31	100,463	$58.23	—	—	—	—

Shares available for future grant	3,992,525

Director Plan
Outstanding at June 1	92,892	$29.61	67,052	$26.10	40,728	$24.55
Granted	19,752	47.00	25,840	38.71	26,324	28.49
Cancelled	—	—	—	—	—	—
Exercised	—	—	—	—	—	—

Outstanding at May 31	112,644	$32.66	92,892	$29.61	67,052	$26.10

Shares available for future grant	400,000

The options exercisable at the end fiscal years 2005, 2004 and 2003 are 741,902, 969,977, and 982,730, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about all stock options outstanding at May 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$10.26-$13.07	199,837	4.75	$11.98	191,425	$12.03
$14.66-$20.90	312,133	5.09	16.23	205,478	16.57
$23.45-$28.55	352,775	6.14	26.21	125,679	26.21
$29.20-$34.22	498,986	7.95	33.28	92,931	32.97
$35.10-$48.68	1,435,048	8.34	42.07	126,389	39.40
$54.23-$69.30	100,463	9.75	58.23	—	—

	2,899,242	7.46	$34.33	741,902	$22.98

The weighted-average grant-date fair values per share of options granted in fiscal 2005, 2004, and 2003 under each plan are as follows:

	2005	2004	2003
2000 Plan	$16.15	$18.56	$16.29
2005 Plan	20.65	—	—
Director Plan	15.72	19.87	12.86

The fair value of each option granted in fiscal 2005, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants during the respective fiscal year:

	2005	2004	2003
2000 Plan
Risk-free interest rates	3.90%	3.75%	3.75%
Expected volatility	34.30%	47.00%	40.00%
Dividend yields	0.34%	0.44%	0.60%
Expected lives	5 years	7 years	7 years

2005 Plan
Risk-free interest rates	3.79%	—	—
Expected volatility	33.68%	—	—
Dividend yields	0.34%	—	—
Expected lives	5 years	—	—

Director Plan
Risk-free interest rates	3.62%	3.81%	3.75%
Expected volatility	32.06%	47.00%	40.00%
Dividend yields	0.34%	0.44%	0.60%
Expected lives	5 years	7 years	7 years

Restricted Stock—Shares awarded under the restricted stock program are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. Awards are recorded as deferred compensation, a reduction of shareholders’ equity based on the quoted fair market value of the Company’s common stock at the award date. Compensation expense is recognized ratably during the escrow

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

period of the award. The compensation cost that was charged against income for restricted stock was $1.8 million, $1.9 million, and $1.3 million in fiscal 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan—The Company has an Employee Stock Purchase Plan under which the sale of 1,200,000 shares of its common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the quarterly purchase period. At May 31, 2005, 239,959 shares had been issued under this plan, with 960,041 shares reserved for future issuance.

The weighted-average grant-date fair value per share granted in fiscal 2005, 2004 and 2003 under the Employee Stock Purchase Plan is $15.57, $6.83, and $4.96, respectively.

The fair value of each share granted under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2005	2004	2003
Risk-free interest rates	1.93%	3.58%	3.75%
Expected volatility	27.09%	47.00%	40.00%
Dividend yields	0.34%	0.41%	0.60%
Expected lives	3 months	3 months	3 months

NOTE 10—RESTRUCTURING AND OTHER CHARGES

Effective December 31, 2002, the Company began accounting for its restructuring activities under FAS No. 146: Accounting for Costs Associated with Exit or Disposal Activities. The following schedule details the rollforward of the restructuring liability from fiscal 2003 to fiscal 2005:

	Liability Balance as of May 31, 2003	Costs Accrued During Fiscal 2004	Costs Paid During Fiscal 2004	Liability Balance as of May 31, 2004	Costs Accrued During Fiscal 2005	Costs Paid During Fiscal 2005	Liability Balance as of May 31, 2005
	(in thousands)
One-time employee termination benefits	$2,905	$6,747	$7,543	$2,109	$809	$2,407	$511
Contract termination costs	268	2,261	386	2,143	—	2,143	—
Other associated costs	—	640	640

Totals	$3,173	$9,648	$8,569	$4,252	$809	$4,550	$511

Fiscal 2005 Restructuring and Other Activities

During the fourth quarter of fiscal 2005, the Company, consistent with its strategy to leverage infrastructure and consolidate operations, committed to plans to close a location and consolidate its and other functions into existing locations. These restructuring plans required associated management and staff reductions and will require contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. The Company expects to complete the plans by the third quarter of fiscal 2006. The Company recorded restructuring charges of $0.8 million in fiscal 2005 in connection with these plans. The fiscal 2005 charge was partially offset by a $0.4 million reduction to expenses arising from the favorable resolution of certain restructuring items related to the fiscal 2003 restructuring plans described below.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

In addition, the Company recognized other charges of $3.3 million in connection with the termination of an executive officer, including $2.7 million related to acceleration of options, under his employment agreement.

	2005 Expense	Estimated 2006 Expense	Estimated Total Expense
	(in thousands)
One-time employee termination benefits	$838	$1,500	$2,338
Contract termination costs	—	1,500	1,500
Other charges	3,259	—	3,259
Reversal pertaining to the FY2003 restructuring activities (see below)	(371)	—	(371)

Total	$3,726	$3,000	$6,726

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

	2003	2004	Cumulative charge incurred as of May 31, 2004
	(in thousands)
One-time employee termination benefits	$1,657	$4,015	$5,672
Contract termination costs	—	2,531	2,531
Other associated costs	—	640	640

Subtotal	1,657	7,186	8,843
Reversal pertaining to the 2002 restructuring activities	—	(238)	(238)
Reversal pertaining to the 2001 restructuring activities	(400)	—	(400)

Total	$1,257	$6,948	$8,205

The charge incurred for the year ended May 31, 2004 is reflected in the accompanying Consolidated Statement of Income under the caption “Restructuring and other charges.”

NOTE 11—RELATED PARTY TRANSACTIONS

As of May 31, 2005, the Canadian Imperial Bank of Commerce (“CIBC”) holds approximately 15% of the Company’s outstanding common stock, which it acquired in connection with the Company’s purchase of CIBC’s merchant acquiring business in fiscal 2001. After the acquisition, CIBC provided transitional services under an agreement to provide various support services to the merchant acquiring business for a 24-month period commencing on the acquisition date of March 20, 2001. The purpose of the agreement was to facilitate the integration of the merchant acquiring business into the Company’s existing operations. These services included customer service, credit and debit card processing and settlement functions. Although the CIBC back-end conversion was completed in November 2001, CIBC has continued to provide certain transitional services

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

subsequent to the 24-month period based on an informal arrangement. In fiscal 2005, 2004 and 2003 the Company incurred expenses of approximately $0.2 million, $0.4 million, and $1.9 million, respectively, related to these services.

In addition, the Company has a credit facility from CIBC that provides a line of credit up to $175.0 million (Canadian dollars), or approximately $139.3 million U.S. dollars based on exchange rates in effect on May 31, 2005. See Note 12 in the “Notes to Consolidated Financial Statements” for additional information.

From time to time, in the course of settling consumer-to-consumer money transfer transactions, the Company purchases foreign currency from Consultoria Internacional Casa de Cambio, a Mexican company partially owned by certain Company employees. The Company purchased 4.8 billion Mexican pesos for $424.8 million and 3.5 billion Mexican pesos for $321.2 million during the years ended May 31, 2005 and 2004, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal 2005, 2004 and 2003 was $19.4 million, $13.1 million, and $7.8 million, respectively.

Future minimum lease payments for all noncancelable leases at May 31, 2005 were as follows:

	Capital Leases	Operating Leases
	(in thousands)
2006	$1,857	$17,759
2007	770	14,716
2008	—	11,645
2009	—	9,750
2010		8,354
Thereafter	—	8,341

Total future minimum lease payments	$2,627	$70,565

Less: amount representing interest	186

Present value of net minimum lease payments	2,441
Less: current portion	1,695

Long-term obligations under capital leases at May 31, 2005	$746

Legal

The Company is party to a number of other claims and lawsuits incidental to its business. In the opinion of management, the reasonably possible outcome of such matters, individually or in the aggregate, will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Taxes

During the course of operations, management of the Company must interpret the meaning of various sales, property, income, and other tax laws in foreign and U.S. federal and state tax jurisdictions in order to account for its operations. Taxing authorities in those various jurisdictions may arrive at different interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits, which could result in additional taxes due in those jurisdictions. The Company has established a liability in the aggregate amount of approximately $13.0 million for matters that are probable of loss in future periods. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.

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

In addition, the facility allows the Company to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. The Company plans to use the credit facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. This agreement replaces the Company’s prior credit facilities with U.S. banks, which had an aggregate capacity of $150 million. The Company had approximately $50 million at a variable interest rate of 3.64% and $122 million at a variable interest rate of 1.85% outstanding on its U.S. credit facility as of May 31, 2005 and 2004, respectively.

Line of Credit with Related Party

On November 23, 2004, the Company entered into a 364-day, amended and restated credit facility with CIBC as administrative agent, and a syndicate of U.S. banks, which the Company refers to as the Canadian Credit Facility. This $175 million Canadian, or approximately $139 million U.S. based on exchange rates existing on May 31, 2005, Canadian Credit Facility replaced the existing credit facility with CIBC, which provided working capital that allowed the Company to provide Canadian merchants with “same day value” for their VISA credit card deposits. Same day value is the practice of giving merchants value for credit card transactions on the date of the applicable sale, even though the Company receives the corresponding settlement funds from VISA Canada/International at a later date. The amounts borrowed under the Canadian Credit Facility are restricted in use to pay Canadian VISA merchants and such amounts are generally received from VISA Canada/International on the following day. CIBC currently owns approximately 15% of the Company’s outstanding common stock.

The Canadian Credit Facility consists of two components: (i) a revolving line of credit of up to $100 million Canadian, or approximately $80 million U.S. based on exchange rates existing on May 31, 2005, which is provided by a syndicate of U.S. banks and which the Company refers to as the Tranche A Loans and (ii) a revolving line of credit of up to $75 million Canadian, or approximately $60 million U.S. based on exchange rates existing on May 31, 2005, which is provided by CIBC and which the Company refers to as the Tranche B Loans. The Canadian Credit Facility also contains an additional overdraft facility available to cover larger advances during periods of peak credit card usage. The Tranche A Loans bear interest at a variable rate based on the U.S. dollar Prime Rate, Canadian dollar LIBOR or U.S. dollar LIBOR, and the Tranche B Loans bear interest at a variable rate based on the CIBC Offered Rate (an overnight rate in Canadian dollars), Canadian dollar LIBOR, or the Canadian dollar Prime Rate.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The Company’s obligations under the Canadian Credit Facility are secured by a first priority security interest in its accounts receivable from VISA Canada/International for transactions processed through the CIBC VISA bank identification number, and the bank accounts in which the settlement funds are deposited, and by guarantees from certain of the Company’s subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under the Company’s U.S. credit facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. The Canadian Credit Facility is scheduled to expire on November 18, 2005, and can be renewed for up to two consecutive 364-day periods at the option of all parties. The Company plans to seek renewal of the Canadian Credit Facility, but in the event it is unable to do so, it believes it can meet its capital requirements under the U.S. credit facility. At May 31, 2005 and 2004, there was $10.8 million and $113.2 million (Canadian), or approximately $8.6 million and $83.1 million (U.S.), respectively, outstanding on this credit facility, based on then existing exchange rates.

BIN/ICA Agreements

In connection with the Company’s acquisition of merchant credit card operations of banks, the Company has also entered into sponsorship or depository and processing agreements (the “Agreements”) with certain of the banks. The Agreements allow the Company to use the banks’ identification numbers, referred to as Bank Identification Number (“BIN”) for VISA transactions and Interbank Card Association number (“ICA”) for MasterCard transactions, to clear credit card transactions through VISA and MasterCard. Certain agreements contain financial covenants, and the Company was in compliance with all such covenants as of May 31, 2005. In management’s opinion, the Company would be able to obtain alternative BIN/ICA agreements without material impact to the Company in the event of the termination of any one of these Agreements.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$38,683	$34,232	$11,079
Interest paid	5,071	3,699	2,877
Supplemental non-cash investing and financing activities:
Common stock issued in consideration for acquisition (231,662 shares)	—	7,844	—
Notes payable issued in consideration for acquisition	—	114,229	—

NOTE 14—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the two years ended May 31, 2005 and, 2004 are as follows:

	Quarter Ended
	August 31	November 30	February 28/29	May 31
	(in thousands, except per share data)
2005
Revenue	$192,591	$188,549	$195,526	$207,665
Operating income	41,614	40,778	38,219	39,490
Net income	24,198	23,578	21,623	23,497
Diluted earnings per share	0.62	0.59	0.54	0.58

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

	Quarter Ended
	August 31	November 30	February 28/29	May 31
	(in thousands, except per share data)

2004
Revenue	$136,464	$148,447	$162,560	$181,849
Operating income	27,181	26,103	30,432	29,185
Net income	15,825	14,872	16,503	15,243
Diluted earnings per share	0.41	0.38	0.42	0.39

NOTE 15—SUBSEQUENT EVENT

On July 19, 2005, the Company’s board of directors authorized a two-for-one stock split to be effected in the form of a stock dividend. As a result of the stock split, each shareholder will be entitled to receive one additional share of the Company’s common stock for each share of common stock held of record on October 14, 2005. The Company expects that the shares resulting from the split will be distributed by its transfer agent on or about October 28, 2005. The stock split will increase the number of shares of the Company’s common stock outstanding from approximately 39 million to approximately 78 million shares. This stock split has not been reflected in accompanying consolidated financial statements. While the declaration of dividends occurs at the discretion of the Company’s board of directors, the Company expects that any quarterly cash dividends declared during fiscal 2006 will remain at $0.04 per common share on a pre-split basis, or $0.02 per common share on a post-split basis. When the split is effected, the exercise price of all outstanding stock options will be reduced by 50% and the numbers of options outstanding and remaining for future grant will increase by 100%.

GLOBAL PAYMENTS INC.

CONSOLIDATED SCHEDULE II

Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired Balances	Uncollectible Accounts Write-Off	Balance at End of Period
	(in thousands)
Trade Receivable Allowances
May 31, 2003	963	1,065	—	1,295	733
May 31, 2004	733	1,357	—	1,333	757
May 31, 2005	757	808	—	1,199	366

Allowance for operational losses—Merchant card processing (1)
May 31, 2003	2,102	15,607	—	12,358	5,351
May 31, 2004	5,351	12,543	—	11,336	6,558
May 31, 2005	6,558	9,131	—	11,487	4,202
(1) Included in settlement processing obligations

Allowance for claim losses—Check guarantee processing
May 31, 2003	3,233	10,378	—	10,418	3,193
May 31, 2004	3,193	11,992	—	10,908	4,277
May 31, 2005	4,277	13,028	—	13,316	3,989

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2005. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of May 31, 2005, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

There were no significant changes in our internal controls or in other factors that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of May 31, 2005, management believes that the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting, which is included in this report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Due to such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, such risk.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended May 31, 2005 have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference in this Item 10 information about our directors contained under the headings “Certain Information Concerning the Nominees and Directors,” “Other Information About the Board and its Committees—Committees—Audit Committee” and “Audit Committee Financial Expert” as well as information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be delivered in connection with our 2005 Annual Meeting of Shareholders to be held on September 21, 2005.

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

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Paul R. Garcia	53	Chairman of the Board of Directors, President and Chief Executive Officer	Chairman of the Board of Directors (since October 2002); President and Chief Executive Officer of Global Payments (since September 2000); Chief Executive Officer of NDC eCommerce (July 1999–January 2001); President and Chief Executive Officer of Productivity Point International (March 1997–September 1998); Group President of First Data Card Services (1995–1997); Chief Executive Officer of National Bancard Corporation (NaBANCO) (1989–1995).

James G. Kelly	43	Senior Executive Vice President and Chief Financial Officer	Senior Executive Vice President (since April 2004) and Chief Financial Officer (since September 2000) of Global Payments; Chief Financial Officer of NDC eCommerce (April 2000–January 2001); Managing Director, Alvarez & Marsal (March 1996–April 2000); Director, Alvarez & Marsal (1992–1996) and Associate, Alvarez & Marsal (1990–1992); and Manager, Ernst & Young’s mergers and acquisitions/audit groups (1989–1990).

Raul Limon Cortes	47	President—DolEx Dollar Express	President and CEO—DolEx Dollar Express (since 1996); President and COO—IXE Brokerage Firm (1995–1996); Executive Vice President—IXE Financial Group (1993–1995); President & CEO—Consultoria Internacional Casa de Cambio (1991–1993); President & CEO—Consultoria Intra (1989–1991) Executive Vice President—Operadora de Bolsa, S.A. de C.V.(1989); President—Consultoria Internacional Casa de Cambio (1983–1989); Vice President of International Treasury—Banca Serfin, S.N.C (1981–1983)

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations

Suellyn P. Tornay	44	Executive Vice President and General Counsel	Executive Vice President (since June 2004) and General Counsel for Global Payments Inc. (since February 2001); Interim General Counsel for NDCHealth (1999–2001); Group General Counsel, eCommerce Division of NDCHealth (1996–1999); Senior Attorney, eCommerce Division of NDCHealth (1987–1995); Associate at Powell, Goldstein, Frazer, & Murphy (1985–1987).

Carl J. Williams	53	President—World-Wide Payment Processing	President—World-Wide Payment Processing of Global Payments (since March 2004); President and CEO of Baikal Group, LLC (March 2002–February 2004); President of Spherion Assessment Group, a business unit of Spherion Inc. (NYSE: SFN) (May 1996–February 2002); Chairman and CEO of HR Easy, Inc., (acquired by Spherion Inc.) (1996–1998); Executive Vice President—National Processing Corporation, President of the Merchant Services Division (NYSE:NAP) (1992–1996); President & CEO of JBS, Inc. (1981–1992) (acquired by National Processing Corporation).

The Company has adopted a code of ethics that applies to its senior financial officers. The senior financial officers include our Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions. The code of ethics is available as indicated in the section entitled “Where To Find Additional Information” prior to Part I to this Annual Report on Form 10-K.

ITEM 11—EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive compensation contained under the headings “Other Information about the Board and its Committees” and “Compensation and Other Benefits” from our proxy statement to be delivered in connection with our 2005 Annual Meeting of Shareholders to be held on September 21, 2005. The information contained in the proxy statement under the sections entitled “Shareholder Return Analysis” and “Report of the Compensation Committee” is specifically not incorporated by reference in this Item 11.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings “Common Stock Ownership of Management” and “Common Stock Ownership by Certain Other Persons” from our proxy statement to be delivered in connection with our 2005 Annual Meeting of Shareholders to be held on September 21, 2005.

The Company has four compensation plans under which equity securities of the Company are authorized for issuance. The Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan, Global Payments Inc. Amended and Restated 2005 Incentive Plan, the Non-Employee Director Stock Option Plan, and Employee Stock Purchase Plan have been approved by security holders. For more information on these plans, see Note 9 to “Notes to Consolidated Financial Statements.”

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	2,899,242	$34.33	5,352,566
Equity compensation plans not approved by security holders:	—	—	—

Total	2,899,242	$34.33	5,352,566

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates contained under the heading “Certain Relationships and Related Transactions” from our proxy statement to be delivered in connection with our 2005 Annual Meeting of Shareholders to be held on September 21, 2005.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accountant fees and services contained under the heading “Auditor Information” from our proxy statement to be delivered in connection with our 2005 Annual Meeting of Shareholders to be held on September 21, 2005.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8—Financial Statements and Supplementary Data” of this report:

(a) 2.	Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts	63

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

2.1	Distribution Agreement, Plan of Reorganization and Distribution dated January 31, 2001 by and between National Data Corporation and Global Payments Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement dated January 26, 2001 between Global Payments Inc. and SunTrust Bank, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2001, File No. 001-16111, and incorporated herein by reference.

4.2	Form of certificate representing Global Payments Inc. common stock as amended, filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

4.3	Agreement dated December 19, 2003 by and among the Registrant, MRY Partners, L.P. and Robert A. Yellowlees, filed as Exhibit 4.5 on form S-3 dated January 8, 2004, File No. 333-111768 and incorporated herein by reference.

10.1	Tax Sharing and Indemnification Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.2	Employee Benefits Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.3	Agreement and Plan of Merger between Latin America Money Services, LLC, Global Payments Inc., GP Ventures (Texas), Inc., Advent International Corporation (as Shareholder Representative), the shareholders of Latin America Money Services, LLC, and certain Shareholders of DolEx Dollar Express, Inc. dated August 11, 2003, filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 12, 2003, File No. 001-16111 and incorporated herein by reference.

10.4	Headquarters Sublease dated December 23, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2004, File No. 001-16111 and incorporated herein by reference.

10.5	Credit Agreement dated as of November 25, 2003, among Global Payments Inc., Bank One, N.A., and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 30, 2003, File No. 001-16111 and incorporated herein by reference.

10.6*	Amended and Restated 2000 Long-Term Incentive Plan, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated May 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.7*	2000 Non-Employee Stock Purchase Plan, filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.8*	Amended and Restated 2000 Employee Stock Purchase Plan filed as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.9*	Form of Global Payments Inc. Supplemental Executive Retirement Plan as amended, filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No.
001-16111, and incorporated herein by reference.

10.10*	Employment Agreement for Paul R. Garcia, as amended, filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.11*	Employment Agreement for James G. Kelly, as amended, filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.12*	Employment Agreement for Jeffery C. McWey dated October 26, 2001, filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K dated May 31, 2002, File No. 001-16111, and incorporated herein by reference.

10.13	Asset Purchase Agreement with Canadian Imperial Bank of Commerce, as amended, filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No.
001-16111, and incorporated herein by reference.

10.14	Investor Rights Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.15	Form of Marketing Alliance Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No.
001-16111, and incorporated herein by reference.

10.16	Transition Agreement with Canadian Imperial Bank of Commerce, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.17	Stock Purchase Agreement with Canadian Imperial Bank of Commerce filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.22*	Employment Agreement for Carl J. Williams dated March 15, 2004, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111.

10.23*	Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111.

10.25	Global Payments Inc. 2005 Amended and Restated Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Statement on Form S-8 dated November 19, 2004, File No. 333-120640, and incorporated herein by reference.

10.26***	Employment Agreement for Raul Limon dated August 10, 2003, as Amended by Amendment No. 1 dated as of November 12, 2003 and Amendment No. 2 dated as of August 16, 2004, filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K dated May 31, 2005.

10.27***	Separation and Settlement Agreement for Jeffery C. McWey dated June 3, 2005, filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K dated May 31, 2005, File No. 001-16111.

10.28	Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, dated November 19, 2004, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2004, File No. 001-16111 and incorporated herein by reference.

14	Code of Ethics for Senior Financial Officers, filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111 and incorporated herein by reference.

21**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2**	Rule 13a-14(a)/15d-14(a) Certification of CFO

32**	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Risk Factors

*	Compensatory management agreement
**	Filed with this report
***	Compensatory management agreement and filed with this report

(b)	Exhibits

See the “Index to Exhibits” at page 72.

(c)	Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2005.

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

Signature	Title	Date

/s/ PAUL R. GARCIA Paul R. Garcia	Chairman of the Board	August 15, 2005

/s/ WILLIAM I JACOBS William I Jacobs	Lead Director	August 15, 2005

/s/ C. GARRY BETTY C. Garry Betty	Director	August 15, 2005

/s/ EDWIN H. BURBA, JR. Edwin H. Burba, Jr.	Director	August 15, 2005

/s/ ALEX W. (PETE) HART Alex W. (Pete) Hart	Director	August 15, 2005

/s/ RAYMOND L. KILLIAN Raymond L. Killian	Director	August 15, 2005

/s/ ALAN M. SILBERSTEIN Alan M. Silberstein	Director	August 15, 2005

/s/ MICHAEL W. TRAPP Michael W. Trapp	Director	August 15, 2005

/s/ GERALD J. WILKINS Gerald J. Wilkins	Director	August 15, 2005

GLOBAL PAYMENTS INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description

10.26	Employment Agreement for Raul Limon dated August 10, 2003, as Amended by Amendment No. 1 dated as of November 12, 2003 and Amendment No. 2 dated as of August 16, 2004, filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K dated May 31, 2005.

10.27	Separation and Settlement Agreement for Jeffery C. McWey dated June 3, 2005, filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K dated May 31, 2005.

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors