Form 10-Q
period 2005-08-31
GLOBAL PAYMENTS INC
filed 2005-10-07
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, no par value outstanding as of September 22, 2005 was 39,152,574.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended August 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

GLOBAL PAYMENTS INC.

(In thousands, except per share data)

	Three Months Ended August 31,
	2005	2004
Revenues	$224,456	$192,591

Operating expenses:
Cost of service	93,183	80,440
Sales, general and administrative	79,876	70,537
Restructuring	873	—

	173,932	150,977

Operating income	50,524	41,614

Other income (expense):
Interest and other income	914	319
Interest and other expense	(1,520)	(1,642)

	(606)	(1,323)

Income before income taxes and minority interest	49,918	40,291
Provision for income taxes	(17,022)	(14,232)
Minority interest, net of tax of $20 in 2004	(2,158)	(1,861)

Net income	$30,738	$24,198

Basic earnings per share	$0.79	$0.63

Diluted earnings per share	$0.76	$0.62

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

GLOBAL PAYMENTS INC.

(In thousands, except share data)

	August 31, 2005	May 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,454	$48,979
Accounts receivable, net of allowance for doubtful accounts of $617 and $366, respectively.	66,986	54,932
Claims receivable, net of allowance for losses of $4,922 and $3,989, respectively	1,115	937
Settlement processing assets	48,555	63,435
Inventory, net of obsolescence reserves of $927 and $584, respectively	2,220	2,625
Deferred income taxes	6,026	6,307
Prepaid expenses and other current assets	10,937	12,775

Total current assets	171,293	189,990

Property and equipment, net of accumulated depreciation of $120,455 and $114,159, respectively	109,048	104,173
Goodwill	377,683	372,744
Other intangible assets, net of accumulated amortization of $115,882 and $111,517, respectively	172,855	175,006
Other	10,766	11,592

Total assets	$841,645	$853,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$50,000
Line of credit with CIBC	933	8,606
Payables to money transfer beneficiaries	4,128	5,694
Accounts payable and accrued liabilities	75,824	87,537
Settlement processing obligations	27,980	27,394
Income taxes payable	15,541	530
Notes payable	759	1,347
Obligations under capital leases	1,620	1,695

Total current liabilities	126,785	182,803

Obligations under capital leases, net of current portion	397	746
Deferred income taxes	63,107	58,871
Other long-term liabilities	16,356	16,395

Total liabilities	206,645	258,815

Commitments and contingencies (See Note 6)

Minority interest in equity of subsidiaries	15,680	16,340

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 39,162,276 and 39,097,583 shares issued and outstanding at August 31, 2005 and May 31, 2005, respectively	—	—
Paid-in capital	349,115	347,431
Retained earnings	239,858	210,686
Deferred compensation	(2,273)	(1,562)
Accumulated other comprehensive income	32,620	21,795

Total shareholders’ equity	619,320	578,350

Total liabilities and shareholders’ equity	$841,645	$853,505

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

GLOBAL PAYMENTS INC.

(In thousands)

	Three Months Ended August 31,
	2005	2004
Cash flows from operating activities:
Net income	$30,738	$24,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,612	7,153
Amortization of acquired intangibles	3,784	3,515
Provision for operating losses and bad debts	1,075	1,491
Minority interest in earnings	2,158	1,881
Other, net	2,771	434
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(12,260)	(6,043)
Settlement processing, net	14,419	(11,780)
Payables to money transfer beneficiaries	(1,566)	567
Inventory	405	(199)
Prepaid expenses and other assets	2,664	771
Accounts payable and accrued liabilities	(11,752)	(3,361)
Income taxes payable	15,011	11,777

Net cash provided by operating activities	54,059	30,404

Cash flows from investing activities:
Capital expenditures	(5,206)	(8,801)
Business acquisitions, net of cash acquired	(480)	(7,830)

Net cash used in investing activities	(5,686)	(16,631)

Cash flows from financing activities:
Net payments on line of credit	(50,000)	(12,000)
Net payments on line of credit with CIBC	(7,673)	(9,850)
Principal payments under long-term debt and capital lease arrangements	(1,012)	(6,081)
Proceeds from stock issued under employee stock plans	550	5,581
Dividends paid	(1,566)	(1,537)
Distributions to minority interests	(2,818)	(2,785)

Net cash used in financing activities	(62,519)	(26,672)

Effect of exchange rate changes on cash	621	1,746

Decrease in cash and cash equivalents	(13,525)	(11,153)
Cash and cash equivalents, beginning of period	48,979	34,472

Cash and cash equivalents, end of period	$35,454	$23,319

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation— Global Payments Inc. (“Global Payments” or the “Company”) is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies, and other profit and non-profit business enterprises, facilitating payments to purchase goods and services or further other economic goals. The Company’s role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. Including the Company’s time as part of National Data Corporation, now known as NDCHealth, or NDC, the Company has provided transaction processing services since 1967. The Company was incorporated in Georgia as Global Payments Inc. in September 2000.

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

The Company has prepared the unaudited consolidated financial statements included herein, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate and the information presented is not misleading. The Company suggests that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2005. The prior period presentation of certain accounts has been changed to conform to the current period presentation. In the opinion of management, the information furnished reflects adjustments of a normal and recurring nature and includes those adjustments necessary for a fair presentation of the financial information for the interim periods reported.

On July 19, 2005, the Company’s board of directors authorized a two-for-one stock split to be effected in the form of a stock dividend. As a result of the stock split, each shareholder will be entitled to receive one additional share of the Company’s common stock for each share of common stock held of record on October 14, 2005. The Company expects that the shares resulting from the split will be distributed by its transfer agent on or about October 28, 2005. The stock split will increase the number of shares of the Company’s common stock outstanding from approximately 39 million to approximately 78 million shares. This stock split has not been reflected in the accompanying unaudited consolidated financial statements. While the declaration of dividends occurs at the discretion of the Company’s board of directors, the Company expects that any quarterly cash dividends declared during fiscal 2006 will remain at $0.04 per common share on a pre-split basis, or $0.02 per common share on a post-split basis. When the split is effected, the exercise price of all outstanding stock options will be reduced by 50% and the numbers of options both outstanding and remaining for future grant will increase by 100%.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue for the check guarantee offering is primarily derived from a percentage of the face value of each guaranteed check. The Company recognizes revenue upon satisfaction of its guarantee obligation to the merchant customer either through the check being honored or, in the case of a dishonored check, the Company paying the merchant. The check guarantee offering also earns revenue based on fees collected from delinquent checkwriters that is recognized when collected, as collectibility is not reasonably assured until that time.

Check verification services are similar to the services provided in the check guarantee offering, except the Company does not guarantee the verified checks. In addition, the Company provides collection services to the merchant in the event that a check is dishonored. Revenue for this offering is primarily derived from fees collected from delinquent checkwriters and is recognized when collected, as collectibility is not reasonably assured until that time. This offering also earns revenue based on a fixed amount each merchant pays for each check that is verified. This revenue is recognized when earned, which occurs when the transaction is processed.

Terminal management products and services consist of electronic transaction payment processing terminal sales and rentals, terminal set-up, telephone training and technical support. Revenue associated with the terminal sale is considered a multiple element transaction, which includes set-up and telephone training. However, terminal sale revenue is considered a single unit of accounting and is recognized when the set-up and telephone training is completed, and the merchant customer can begin processing transactions. Terminal rental revenues are recognized on a straight-line basis over the operating lease term. Revenue associated with technical support is considered a single unit of accounting and is recognized based on either a maintenance agreement, which is recognized on a straight-line basis over the maintenance contract term, or based on time and materials when the support is completed.

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

Settlement processing assets and obligations—In order to provide transaction processing services, the Company must be designated as a certified processor by either MasterCard or VISA and as a Merchant Service Provider by MasterCard or an Independent Sales Organization by VISA. These designations are dependent upon member clearing banks of either organization sponsoring the Company and the Company’s adherence to the standards of the VISA and MasterCard associations. As an independent merchant acquirer, the Company has four financial institution sponsors in the United States and two in Canada with whom the Company has sponsorship or depository and processing agreements. These agreements allow the Company to route transactions under the member banks’ control and identification numbers, or BIN and ICA, to clear credit card transactions through VISA and MasterCard, respectively. The member financial institutions of VISA and MasterCard, some of which are the Company’s competitors, set the standards with which the Company must comply. Among other restrictions, the standards of the card associations preclude the Company from performing funds settlement or accessing merchant settlement funds. These funds must be in the possession of the member until the merchant is funded. For convenience, the practical application of these regulations is that the processor holds only the reserve funds retained from a merchant and collects the monthly fees directly from the merchant, with certain mitigating controls imposed by the member.

Funds settlement refers to the process of transferring funds for sales and credits between cardholders and merchants. Depending on the type of transaction, either the interchange system or the debit networks is used to transfer the information and funds between the electronic transaction payment processor’s member sponsor and card issuer to complete the link between merchants and card issuers. The Company uses its network telecommunication infrastructure to deliver funding files to its member sponsor, which creates a file to fund the merchants over the Federal Reserve’s Automated Clearing House system in the United States, and the Automated Clearing Settlement System and the Large Value Transfer System in Canada. In the Company’s United States portfolio and in most of its Canadian portfolio (except for certain managed merchant accounts and large accounts), merchant funding primarily occurs after the member receives the funds from the card issuer through the card associations. For certain of the Canadian managed merchant accounts and large accounts, the member funds the merchants before the member receives the net settlement funds from the card associations (or Interac for debit transactions), creating a net settlement asset from the member. Timing differences, interchange expense and exception items cause differences between the amount the member receives from the card associations and the amount funded to the merchants. The Company’s sponsorship agreements require the net result, typically called net settlement, to be advanced to the member if the merchant funding obligation exceeds the incoming amount from the card associations, or the Company temporarily holds the surplus on behalf of the member (in a joint deposit account) if the opposite occurs. In practice, management believes independent processors typically participate in the net settlement or surplus, as the member attempts to have no impact in their owned bank accounts at the end of each day. The member accounts are brought to a zero balance by temporarily transferring surplus funds to, or requiring an additional advance to satisfy a deficit from, the member sponsored independent processor. Each participant in the transaction process receives compensation for its services.

The settlement processing assets and obligations represent intermediary balances arising in the Company’s settlement process for direct merchants. Settlement processing assets consist primarily of (i) the Company’s receivable from member banks for transactions it has funded merchants on behalf of the members in advance of receipt of card association funding, (ii) the Company’s receivable from merchants for the portion of the discount related to reimbursement of the interchange expense, and (iii) customer chargeback amounts receivable from merchants, net of merchant funds held as collateral for the benefit of the member to minimize contingent liabilities associated with charges properly reversed by a cardholder. As of August 31, 2005 and May 31, 2005, the Company held merchant funds as collateral in the amount of $89.2 million and $100.1 million, respectively. Settlement processing obligations consist primarily of payables to the merchants on behalf of the members for merchant funding for transactions for which the Company has received funding from member banks but has not paid the applicable merchant, and the fair value of its guarantees of customer chargebacks.

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

Goodwill and other intangible assets—The Company completed its annual goodwill and indefinite-life intangible asset impairment reviews as of June 1, 2005 and 2004 and determined that no impairment charges were required as of those dates.

Other intangible assets primarily represent customer-related intangible assets, such as customer lists and merchant contracts, non-compete agreements, and trademarks associated with acquisitions. Customer-related intangible assets, non-compete agreements, and the Europhil trademark are amortized using the straight-line method over their estimated useful lives of 2 to 30 years. During the three-month period ended August 31, 2005, management approved a plan to implement the Global Payments tradename and trademark in Europe in lieu of the MUZO trademark. The Company believes this change will enable the Company to enter other European markets seamlessly. The MUZO trademark had previously been treated as an indefinite-life intangible asset. An impairment loss of $2.2 million was recognized in connection with the MUZO trademark and included in cost of service in the accompanying unaudited consolidated statement of income. The useful lives for customer-related intangible assets are determined based primarily on information concerning start/stop dates and yearly attrition. The useful lives of non-compete agreements are equal to the terms of the agreements. The useful life of the Europhil trademark is based upon the timeline of the Company’s plans to phase-out the Europhil brand name. The Company has determined that the trademarks other than the Europhil and MUZO trademarks have indefinite lives and these trademarks are therefore not being amortized. The Company evaluated the remaining useful lives for other intangible assets as of June 1, 2005 and determined them to be appropriate.

Impairment of long-lived assets—The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. In management’s opinion, the Company’s long-lived assets, including property and equipment and finite-life intangible assets, are appropriately valued at August 31 and May 31, 2005.

Reserve for operating losses—The Company’s credit card processing merchant customers are liable for any charges properly reversed by a cardholder. In the event, however, that the Company is not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, the Company may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit, and other types of collateral by certain merchants to minimize any such contingent liability. The Company also utilizes a number of systems and procedures to manage merchant risk. The Company has, however, historically experienced losses due to merchant defaults.

Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires all guarantees be recorded at their fair value at inception. The Company believes its potential liability for the full amount of the charge is a guarantee under FIN 45. The Company estimates the fair value of the guarantees by adding a fair value margin to its estimate of operational losses. This estimate of operating losses is comprised of known losses and a historical analysis based on a percentage of credit card sales volumes processed. This estimation process has been materially accurate historically. As of August 31, 2005 and May 31, 2005, $4.3 million and $4.2 million, respectively, has been recorded to reflect the fair value of guarantees associated with merchant card processing and is included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees is included in cost of service in the accompanying unaudited consolidated statements of income. Expenses of $1.8 million and $2.6 million were recorded during the three-month periods ended August 31, 2005 and 2004, respectively, for these losses.

The Company also has a check guarantee service. Similar to the credit card processing service, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company’s check guarantee loss reserve is based on historical and projected loss experiences. As of August 31, 2005 and May 31, 2005, the Company had a check guarantee loss reserve of $4.9 million and $4.0 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. Expenses of $4.4 million and $3.6 million were recorded for the three-month periods ended August 31, 2005 and 2004, respectively, for these losses and are included in cost of service in the accompanying unaudited consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and the Company defers this fee revenue until the guarantee is satisfied. Given the uncertainties surrounding the timing of individual checks clearing the checkwriters’ banks, it is not practicable to calculate the maximum amount for which the Company could be liable under the check guarantees, nor is it practicable to estimate the extent to which subsequent collections of dishonored checks would offset this exposure.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Global Payments’ effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 34.1% and 35.3% for the three-month periods ended August 31, 2005 and 2004, respectively.

Fair value of financial instruments—Management considers that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, line of credit, notes payable, accounts payable and accrued liabilities approximate fair value given the short-term nature of these items.

Derivative instruments and hedging activities—Statement of Financial Accounting Standard No. 133: Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. Statement No. 149: Amendment of Statement 133 on Derivative Instruments and Hedging Activities amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. The Company has not used any derivative instruments.

Foreign currency translation—The Company has foreign subsidiaries operating in Belgium, Canada, the Czech Republic, Mexico, Spain, and the United Kingdom. The local currency of these subsidiaries is the functional currency, except for the subsidiary in Mexico whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change. For the three-month periods ended August 31, 2005 and August 31, 2004, such exchange gains or losses were not significant. The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income.

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

	Three Months Ended August 31,
	2005	2004
	(in thousands)
Merchant services	$194,887	$168,418
Money transfer	29,569	24,173

	$224,456	$192,591

The Company’s services are provided primarily in the United States, Canada, and Europe. The following is a breakdown of revenues by geographic region:

	Three Months Ended August 31,
	2005	2004
	(in thousands)
United States	$154,901	$142,552
Canada	54,278	41,258
Europe	15,277	8,781

	$224,456	$192,591

The following is a breakdown of long-lived assets by geographic region:

	August 31, 2005	May 31, 2005
	(in thousands)
United States	$407,306	$408,573
Canada	152,209	146,391
Europe	98,779	95,602
Latin America	1,292	1,357

	$659,586	$651,923

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earning per share. The diluted share base for the three months ended August 31, 2004 excludes incremental shares of 0.5 million related to stock options. These shares were excluded since they have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. The effect of such options on the diluted share base was immaterial for the three months ended August 31, 2005. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2005 and 2004:

	Three Months Ended
	August 31, 2005			August 31, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$30,738	39,012	$0.79	$24,198	38,162	$0.63
Dilutive effect of stock options and restricted stock awards	—	1,495	(0.03)	—	1,058	(0.01)

Diluted EPS:
Net income available to common shareholders	$30,738	40,507	$0.76	$24,198	39,220	$0.62

At August 31, 2005, the Company has four stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Employee stock-based compensation is reflected in net income for restricted stock expense recognized in the period and for stock options that have been remeasured.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123: Accounting for Stock-Based Compensation to stock-based employee compensation.

	Three Months Ended August 31,
	2005	2004
	(in thousands, except per share data)
Net income:
As reported	$30,738	$24,198
Add: Stock compensation recognized under APB 25, net of related tax effects	272	273
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,845)	(2,440)

Pro forma net income	$29,165	$22,031

Basic earnings per share:
As reported	$0.79	$0.63
Pro forma	$0.75	$0.58
Diluted earnings per share:
As reported	$0.76	$0.62
Pro forma	$0.72	$0.57

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment (“FAS 123R”). FAS 123R amends FAS 123 to require adoption of the fair-value method of accounting for employee stock options, effective for the Company for the fiscal year beginning June 1, 2006. The transition guidance in FAS 123R specifies that compensation expense for options granted prior to the effective date be recognized in the consolidated statements of income over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized in the consolidated statements of income over the vesting period of those options. The Company is in the process of evaluating the impact of FAS 123R on its financial statements.

NOTE 2—GOODWILL

The changes to the goodwill balance during the three months ended August 31, 2005 are as follows (in thousands):

Goodwill balance as of May 31, 2005	$372,744
Effect on goodwill of adjustments to preliminary purchase price allocations	349
Effect of foreign currency translation on goodwill carrying value	4,590

Goodwill balance as of August 31, 2005	$377,683

NOTE 3—COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended August 31, 2005 and 2004 are as follows:

	Three Months Ended
	August 31, 2005	August 31, 2004
	(in thousands)
Net income	$30,738	$24,198
Foreign currency translation, net of tax of $3,854 and $2,371, respectively	6,971	4,037

Total comprehensive income	$37,709	$28,235

NOTE 4—RETIREMENT BENEFITS

The components of net periodic benefit costs relating to Global Payments’ noncontributory defined benefit plan in accordance with SFAS No. 132(R): Employers’ Disclosures about Pensions and Other Post-retirement Benefits, revised 2003 are as follows for the three-month periods ended:

	August 31, 2005	August 31, 2004
	(in thousands)
Service cost	$—	$—
Interest cost	124	122
Expected return on plan assets	(126)	(103)
Amortization of prior service cost	—	—
Amortization of net loss	48	11

Net periodic benefit cost	$46	$30

The Company does not expect to contribute to the Global Payments’ noncontributory defined benefit plan in fiscal 2006. As of August 31, 2005, no contributions have been made.

NOTE 5—RESTRUCTURING

Fiscal 2005 Restructuring

During the fourth quarter of fiscal 2005, the Company, consistent with its strategy to leverage infrastructure and consolidate operations, committed to plans to close one location and consolidate its functions and certain other functions into existing locations. These restructuring plans required associated management and staff reductions and will require contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. During the three-month period ended August 31, 2005, the Company incurred $0.9 million in restructuring expenses. The Company anticipates incurring additional restructuring expenses of approximately $2 million in connection with the restructuring plans, which the Company expects to be completed by November 30, 2005.

The following schedule details the changes in liability associated with these restructuring charges for the three months ended August 31, 2005:

	Liability Balance as of May 31, 2005	Costs Accrued During Fiscal 2006	Liability Balance as of August 31, 2005
	(in thousands)
One-time employee termination benefits	$511	$873	$1,384
Contract termination costs	—	—	—

Totals	$511	$873	$1,384

No restructuring charges were incurred in the comparable period ended August 31, 2004.

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

NOTE 7—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the three months ended August 31, 2005 and 2004 are as follows:

	Three Months Ended
	August 31, 2005	August 31, 2004
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$4,222	$2,280
Interest paid	1,011	1,615

NOTE 8—RELATED PARTY TRANSACTIONS

As of May 31, 2005, the Canadian Imperial Bank of Commerce, or CIBC, by itself or through an affiliate owned approximately 15% of the Company’s outstanding common stock and was therefore considered to be a related party of the Company. According to a Schedule 13-D, as amended, filed by CIBC with the Securities and Exchange Commission on August 29, 2005, CIBC and its affiliate no longer owned any shares of the Company’s common stock as of August 24, 2005. As a result, the Company no longer considers CIBC to be a related party as of that date.

From time to time, in the course of settling consumer-to-consumer money transfer transactions, the Company purchases foreign currency from Consultoria Internacional Casa de Cambio, a Mexican company partially owned by certain Company employees. The Company purchased 1.9 billion Mexican pesos for $181.6 million and 0.6 billion Mexican pesos for $50.3 million during the three-month periods ended August 31, 2005 and 2004, respectively.

NOTE 9—SUBSEQUENT EVENT

On September 8, 2005, the Company announced it entered into an agreement to form a joint venture with The Hongkong and Shanghai Banking Corporation Limited (“HSBC”) to provide payment processing services to merchants in the Asia-Pacific region. Under the terms of the agreement, Global Payments will pay HSBC $67.2 million in cash to acquire a fifty-six percent ownership interest in the joint venture. The Company expects that this controlling interest will allow it to consolidate the results of operations of the joint venture in its consolidated statements of income. The Company anticipates the transaction will be closed within the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2005.

General

We are a leading payment processing company. As a high-volume processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies, and other profit and non-profit business enterprises to facilitate payments for the purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. Including our time as part of National Data Corporation, now known as NDCHealth or NDC, we have provided transaction processing services since 1967. We were incorporated in Georgia as Global Payments Inc. in September 2000.

We market our products and services throughout the United States, Canada, and Europe, and we also conduct business in Latin America, Morocco, and the Philippines through our money transfer product offerings. We operate in one business segment, electronic transaction payment processing, and provide products through our merchant services and money transfer offerings. Our merchant services offerings target customers in many vertical industries including government, professional services, restaurants, universities, utilities, gaming, retail, and health care. Our money transfer offerings primarily target immigrant laborers in the United States and Europe.

Our merchant services offerings provide merchants and financial institutions with credit and debit card transaction processing, check services, and terminal management. We have two basic business models that we use to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, independent sales organizations, or ISOs, and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and ISOs on an unbundled basis, that in turn resell our products and their services to their merchants. We also offer sales, installation, and servicing of ATM and point of sale, or POS, terminals and selected card issuing services, which are components of indirect merchant services, through Global Payments Europe, formerly known as MUZO, our subsidiary based in the Czech Republic. Our direct merchant services are marketed in the United States and Canada and our indirect merchant services are marketed in the United States, Canada, and Central and Eastern Europe.

For the three months ended August 31, 2005, approximately 87% of our total revenue arose from our merchant services offerings. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Our money transfer product and service offerings include a variety of services such as consumer-to-consumer and business-to-business money transfer, financial electronic data interchange, and account balance, management information, and depositing reporting. For the three months ended August 31, 2005, approximately 13% of our total revenue arose from money transfer services.

We market our products and services through a variety of sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, trade associations, alliance bank relationships, retail outlets, and financial institutions.

Executive Overview

For the three months ended August 31, 2005, our revenue grew 17% to $224.5 million, primarily due to growth in our domestic direct merchant services and consumer-to-consumer money transfer offerings. Operating income was $50.5 million for the three months ended August 31, 2005 compared to $41.6 million in the prior year’s comparable period, which resulted in an increase in operating margin to 22.5% for the three months ended August 31, 2005 from 21.6% for the comparable period in the prior year. This increase was largely a result of greater economies of scale and continued cost containment programs. Our revenue growth and margin improvements resulted in a 27% increase in net income to $30.7 million and 23% increase in our diluted earnings per share to $0.76 per share for the three months ended August 31, 2005. The results for the three months ended August 31, 2005 include $0.9 million, or 0.4% of revenue, in restructuring expenses ($0.6 million net of tax, or $0.01 per share), associated with a plan announced in our fourth quarter of fiscal 2005. We anticipate incurring additional restructuring expenses of approximately $2 million in connection with the restructuring plans, which we expect will be completed by November 30, 2005.

We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model.

On July 19, 2005, our board of directors authorized a two-for-one stock split to be effected in the form of a stock dividend. As a result of the stock split, each shareholder will be entitled to receive one additional share of our common stock for each share of common stock held of record on October 14, 2005. We expect that the shares resulting from the split will be distributed by our transfer agent on or about October 28, 2005. The stock split will increase the number of shares of our common stock outstanding from approximately 39 million to approximately 78 million shares. This stock split has not been reflected in this quarterly report filed on Form 10-Q for the quarter ended August 31, 2005. While the declaration of dividends occurs at the discretion of our board of directors, we expect that any quarterly cash dividends declared during fiscal 2006 will remain at $0.04 per common share on a pre-split basis, or $0.02 per common share on a post-split basis. When the split is effected, the exercise price of all outstanding stock options will be reduced by 50% and the numbers of options both outstanding and remaining for future grant will increase by 100%.

On August 30, 2005, Hurricane Katrina made landfall along the gulf coast of Louisiana, Mississippi, and Alabama, causing widespread and severe damage to significant portions of those states. We have estimated that lost revenue from customers for fiscal 2006 directly related to Hurricane Katrina will be approximately $2.0 million to $4.0 million, which may result in a decrease in diluted earnings per share of $0.02 to $0.04. We did not incur significant property damage or other direct losses as a result of Hurricane Katrina.

On September 8, 2005, we announced an agreement to form a joint venture with The Hongkong and Shanghai Banking Corporation Limited, or HSBC, to provide payment processing services to merchants in the Asia-Pacific region. Under the terms of the agreement, we will pay HSBC $67.2 million in cash to acquire a fifty-six percent ownership interest in the joint venture. We expect that this controlling interest will allow us to consolidate the results of operations of the joint venture in our consolidated statements of income. We anticipate the transaction will be closed within the next twelve months. We will update our expectations of future revenues, margins, and net income after the close of the transaction.

Components of Income Statement

We derive our revenues from three primary sources: charges based on volumes and fees for services, charges based on transaction quantity, and equipment sales, leases and service fees. Revenues generated from these sources depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions.

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

Results of Operations

In the three months ended August 31, 2005, revenue increased $31.9 million or 17% to $224.5 million from $192.6 million in the prior year’s comparable period. We attribute this revenue growth primarily to increases from our direct merchant services and consumer-to-consumer money transfer offerings. We expect fiscal 2006 revenue of $855 million to $883 million, reflecting growth of 9% to 13%, compared to $784 million in fiscal 2005, excluding the impact of the recently announced joint venture with HSBC that has not yet closed.

During fiscal 2005, we reclassified portions of our money transfer service offering to merchant services to better align those service offerings. The service offering revenue for prior year periods presented reflect such reclassifications. Our service offering revenues from external customers are as follows (dollars in millions):

	Three Months Ended August 31,		% Change
	2005	2004
Merchant services	$194.9	$168.4	16%
Money transfer	29.6	24.2	22%

	$224.5	$192.6	17%

Merchant services

Revenue from our merchant services offering in the first quarter of fiscal 2006 increased by $26.5 million or 16% to $194.9 million from $168.4 million in the three months ended August 31, 2004.

We have continued to grow our domestic direct merchant channel by adding mid-market merchants in diversified vertical markets. The increase in revenue reflects low-teen transaction growth in our domestic direct card merchant channel, primarily through growth in the ISO channel. Our domestic average dollar value of transaction, or average ticket, and our domestic average discount revenue per dollar value volume, or spread, remained relatively stable for the three-month period ended August 31, 2005, compared to the same period in the prior year. We continue to anticipate that our domestic direct channel revenue will grow at a high single digit to low teen rate for fiscal 2006.

In Canada, we continue to sign prominent national and midsized merchants, which led to growth in our total Canadian transactions processed for the three-month period ended August 31, 2005 in the low- single digits over the same period in the prior year. This growth was partially offset by a mid-single digit decline in the average ticket, compared to the same period in the prior year, which was expected due to our decision to exit from our low-margin, high-risk contract with Air Canada for processing transactions. Our Canadian credit card spread increased more than 20% in the three-month period ended August 31, 2005 over the same period in the prior year as a result of strategic pricing increases. Our Canadian revenue was also favorably impacted by a stronger year-over-year Canadian currency exchange rate. We have raised our anticipated fiscal 2006 Canadian revenue growth to the low double-digit to mid-teen percentage range.

Our Central and Eastern European merchant operations continue to benefit from organic growth driven by strong industry trends. For the three-month period ended August 31, 2005, revenue grew by more than 30% compared to the same period in the prior year. Excluding the impact of one-time equipment sales of approximately

$1 million, a stronger year-over-year Czech exchange rate, and other non-recurring items, our European revenue for the three-month period ended August 31, 2005 grew in the high teens compared to the same period in the prior year. This growth was driven by an increase in card personalization revenue, in addition to more than 20% growth in point-of-sale and ATM authorization transactions. We continue to anticipate deconverting the large customer that, prior to the closing of the MUZO acquisition, had given notice to move its business. This deconversion is expected to start toward the end of the second fiscal quarter and to be completed during the first half of fiscal year 2007.

The consolidated revenue growth was partially offset by continued and expected mid-teen declines in the revenues from our domestic indirect channel. These declines are attributed to the industry consolidation of financial institutions and competitive pricing pressures.

Money transfer

Revenue from our money transfer services offering increased by $5.4 million or 22%, to $29.6 million in the three months ended August 31, 2005, up from $24.2 million in the three months ended August 31, 2004.

Revenue in the consumer-to-consumer money transfer service offering is primarily driven by transaction levels and unit pricing in our DolEx-branded services. Our business strategy is to price our money transfer services competitively, which we believe will further expand our customer base and increase our market share. We added approximately 20 net new branches during the quarter, raising our total U.S. DolEx branch network to more than 715 locations. Our use of fixed-cost employees rather than variable-cost agents enhances this strategy, as higher transaction levels will provide significant future operating leverage. For the three-month period ended August 31, 2005, we experienced greater than 20 percent growth in money transfer transactions, partially offset by market-driven downward pressure on transaction pricing. As a result, we are raising our DolEx revenue growth expectations in fiscal 2006 to the mid to high teen percentage range.

Operating expenses

Cost of service increased by $12.7 million or 16%, to $93.2 million in the three months ended August 31, 2005, from $80.4 million in the three months ended August 31, 2004. As a percentage of revenue, cost of service was 41.5% in the three months ended August 31, 2005 and 41.8% in the prior year’s comparable period.

Sales, general and administrative expenses increased by $9.3 million or 13% to $79.9 million in the three months ended August 31, 2005 from $70.5 million in the prior year’s comparable period. As a percentage of revenue, these expenses decrease to 35.6% for the three months ended August 31, 2005 compared to 36.6% for the three months ended August 31, 2004. The increase in sales, general and administrative expenses are primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO channel generally produces lower margins than our other channels due to the ongoing commission payments to the ISOs. This commission model differs from our other sales channels where the commissions are paid for a finite period. The decrease in sales, general and administrative expenses as a percentage of revenue is primarily due to improved leverage of fixed sales, general and administrative costs and the impact of cost containment initiatives.

During the three-month period ended August 31, 2005, we incurred $0.9 million, or 0.4% of revenue, in restructuring expenses. We anticipate incurring additional restructuring expenses of approximately $2 million in connection with the restructuring plans, which we expect to be completed by November 30, 2005.

Operating income

Operating income increased $8.9 million or 21% to $50.5 million for the first quarter of fiscal 2006 compared to $41.6 million for the same period in fiscal 2005. This resulted in an operating margin of 22.5% for the three months ended August 31, 2005 compared to 21.6% for the three months ended August 31, 2004. The changes in operating income and operating margins are primarily due to the revenue growth factors and benefits from the cost factors described above. We anticipate an operating income margin of 21.5% to 21.9% for fiscal 2006, excluding restructuring expenses and the impact of the recently announced joint venture with HSBC that has not yet closed.

Other income/expense

Other income/expense decreased as a net expense by $0.7 million to $0.6 million for the first quarter of fiscal 2006 compared to $1.3 million in the prior fiscal year. This net decrease is primarily due to increased interest income, resulting from higher accumulated cash balances and higher prevailing interest rates during the three-months ended August 31, 2005 compared to the same period in the prior year. For fiscal 2006, we expect to incur net interest and other expense between $2.0 million and $3.0 million, excluding the impact of the recently announced joint venture with HSBC that has not yet closed.

Minority interest

Minority interest, net of tax benefit allocated to minority interest in a taxable entity, increased $0.3 million, or 16%, to $2.2 million for the three months ended August 31, 2005 compared to $1.9 million in the comparable period in the prior fiscal year. The increase reflects growth in our Comerica Alliance. For fiscal 2006, we are expecting minority interest, net of tax benefit allocated to minority interest in a taxable entity, to be between $8.0 million to $9.5 million, excluding the impact of the recently announced joint venture with HSBC that has not yet closed.

Net income

Net income increased $6.5 million, or 27%, to $30.7 million in the three months ended August 31, 2005 from $24.2 million in the prior year’s comparable period, resulting in a $0.14 increase in diluted earnings per share to $0.76 in the three months ended August 31, 2005 from $0.62 in the prior year’s comparable period. The results for the three months ended August 31, 2005 include $0.9 million, or 0.4% of revenue, in restructuring expenses ($0.6 million net of tax, or $0.01 per share), associated with a plan announced in our fourth quarter of fiscal 2005. Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, are 34.1% and 35.3% for the periods ended August 31, 2005 and 2004, respectively. We expect diluted earnings per share to range from $2.74 to $2.86, on a pre-split basis, for fiscal 2006, excluding restructuring expenses and the impact of the recently announced joint venture with HSBC that has not yet closed.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At August 31, 2005, we had cash and cash equivalents totaling $35.5 million.

Net cash provided by operating activities increased $23.7 million, or 78%, to $54.1 million for the three months ended August 31, 2005 from $30.4 million for the comparable period in the prior year. The increase in cash flow from operations was primarily due to the increase in net income and the decrease in settlement processing assets resulting from timing differences. These timing differences are primarily due to the fluctuations in volume, the net funding with our member sponsors of credit and debit card sales volume funded to merchants, and the settlements received from the card associations and debit networks. See “Settlement processing assets and obligations” under Note 1 in the “Notes to Unaudited Consolidated Financial Statements” for additional details.

Net cash used in investing activities decreased $10.9 million to $5.7 million for the three months ended August 31, 2005, from $16.6 million for the comparable period in the prior year.

Capital expenditures decreased $3.6 million to $5.2 million for the three months ended August 31, 2005, from $8.8 million for the three months ended August 31, 2004. These expenditures primarily relate to systems development and hardware relating to our consolidation of our two U.S. platforms and the platform operated by NDCHealth to a single platform. We expect that the NDC platform conversion will be completed by November 30, 2005. The capital expenditures for the three months ended August 31, 2005 also include DolEx branch expansion. In fiscal 2006, we expect approximately $25 million to $35 million in total capital spending primarily to invest in ongoing capital for acquired businesses, as well as systems development and hardware relating to our next generation front-end processing system and platform consolidation, which we anticipate will be completed over the next two years.

Net cash used in financing activities for the three months ended August 31, 2005 was $62.5 million compared to net cash used in financing activities for the three months ended August 31, 2004 of $26.7 million. The increase in financing activities was primarily due to reduced borrowing levels on our U.S. and Canadian lines of credit.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of August 31, 2005, we do not have any material capital commitments, other than commitments under capital and operating leases or planned capital expenditures.

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

Credit Facilities

On November 25, 2003, we entered into a three-year, $350 million revolving credit facility agreement with a syndicate of U.S. banks, which we refer to as the U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2005. The facility expires in November 2006 and has a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the credit facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. As of August 31, 2005, we had no borrowings outstanding on our U.S. Credit Facility. As of May 31, 2005, we had $50 million outstanding on this credit facility.

On November 23, 2004, we entered into a 364-day amended and restated credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent, and a syndicate of U.S. banks. The Canadian Credit Facility allowed us to provide certain Canadian merchants with “same day value” for their VISA credit card deposits. Same day value is the practice of giving merchants value for credit card transaction on the date of the applicable sale even though we receive the corresponding settlement funds from VISA Canada/International at a later date. The amounts borrowed under the Canadian Credit Facility are restricted in use to pay Canadian VISA merchants and such amounts are generally received from VISA Canada/International on the following day.

The Canadian Credit Facility consists of two components: (i) a revolving line of credit of up to $100 million Canadian, or approximately $84 million U.S. based on exchange rates existing on August 31, 2005, which is provided by a syndicate of U.S. banks and which we refer to as the Tranche A Loans and (ii) a revolving line of credit of up to $75 million Canadian, or approximately $63 million U.S. based on exchange rates existing on August 31, 2005, which is provided by CIBC and which we refer to as the Tranche B Loans. The Canadian Credit Facility also contains an additional overdraft facility available to cover larger advances during periods of peak credit card usage. The Tranche A Loans bear interest at a variable rate based on the U.S. dollar Prime Rate, Canadian dollar LIBOR or U.S. dollar LIBOR, and the Tranche B Loans bear interest at a variable rate based on the CIBC Offered Rate (an overnight rate in Canadian dollars), Canadian dollar LIBOR, or the Canadian dollar Prime Rate.

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from VISA Canada/International for our transactions processed through the CIBC VISA BIN, and the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2005. The Canadian Credit Facility is scheduled to expire on November 18, 2005, and can be renewed for up to two consecutive 364-day periods at the option of all parties. We plan to seek renewal or replacement of the Canadian Credit Facility, but in the event we are unable to do so, we believe we can meet our capital requirements under the

U.S. Credit Facility. At August 31, 2005 and May 31, 2005 there was $ 1.0 million and $10.8 million (Canadian) outstanding on this credit facility, or approximately $0.9 million and $8.6 million (U.S.), respectively, based on exchange rates in effect on such dates. We experienced this reduction in borrowings primarily due to the migration of the Canadian portfolio (except for certain managed merchant accounts and large accounts) away from “same day value” and maintaining surplus cash in Canadian dollar cash accounts to meet working capital requirements.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues, and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis; however, in many instances we reasonably could have used different accounting estimates, and in other instances changes in our accounting estimates are reasonably likely to occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.” Among those critical accountings estimates that we believe are most important to an understanding of our consolidated financial statements are those that we discuss below.

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with Exhibit 99.1 to this Quarterly Report on Form 10-Q for the period ended August 31, 2005, and Note 1 of our “Notes to Unaudited Consolidated Financial Statements” as well as the risk factors identified in the Special Cautionary Notice Regarding Forward-Looking Statements section.

Reserve for operating losses—We process credit card transactions for direct merchants and recognize revenue based on a percentage of the gross amount charged. Our direct merchant customers are liable for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amounts from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such loss, and we also utilize a number of systems and procedures to manage merchant risk. We have, however, historically experienced losses due to merchant defaults.

We believe our potential liability for the full amount of the charge is a guarantee under the provisions of Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others referred to as FIN 45. We estimate the fair value of the guarantees by adding a fair value margin to our estimate of operating losses. This estimate of operating losses is comprised of known losses and a projection of unreported losses historical analysis based on a percentage of credit card sales volumes processed. This estimation processes has been materially accurate historically. As of August 31, 2005 and May 31, 2005, $4.3 million and $4.2 million, respectively, has been reserved for guarantees associated with merchant card processing and is included as a component of the settlement processing obligations in the accompanying consolidated balance sheets. Expenses associated with the issuance of these guarantees of $1.8 million and $2.6 million, were recorded for the three months ended August 31, 2005 and 2004, respectively, and are included in cost of service in the accompanying unaudited consolidated statements of income.

We also have a check guarantee service. Similar to the credit card processing service, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee reserve is based on historical and projected loss experiences. As of August 31, 2005 and May 31, 2005, we had a check guarantee reserve of $4.9 million and $4.0 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets. The expense associated with the valuation allowance is included in cost of service in the accompanying unaudited consolidated statements of income. Expenses of $4.4 million and $3.6 million were recorded for the three months ended August 31, 2005 and 2004, respectively, for these losses.

The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the valuation allowance. We defer the revenue representing the fair value of the guarantee until the guarantee is satisfied.

Goodwill and long-lived asset valuations—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, property and equipment, and other intangible assets may warrant revision or may not be recoverable. Goodwill and other indefinite-life intangible assets are evaluated for impairment by applying a fair value based test. As discussed in Note 1 in the “Notes to Unaudited Consolidated Financial Statements,” we recorded an impairment of the MUZO trademark for the three months ended August 31, 2005. Property and equipment and finite-lived intangible assets are evaluated for impairment when facts and circumstances indicate the carrying value of such assets may exceed their fair values. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In our opinion, the long-lived assets, including goodwill, property and equipment, and other intangible assets are appropriately valued at August 31, 2005 and May 31, 2005.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections, or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. These factors include, but are not limited to, those set forth in Exhibit 99.1 to this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission, or SEC, and those set forth from time to time in our analyst calls and discussions. These cautionary statements qualify all of our forward-looking statements and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to release publicly the results of any revisions to our forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission and in our press releases.

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

Item 4. Controls and Procedures

We concluded an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended August 31, 2005. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of the end of the quarterly period ended August 31, 2005, our management, including our principal executive officer and our principal financial officer, concluded that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

There have been no significant changes during the first quarter of fiscal 2006 to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Date: October 7, 2005
/s/ JAMES G. KELLY
James G. Kelly
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)