Form 10-Q
period 2005-11-30
GLOBAL PAYMENTS INC
filed 2006-01-03
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, no par value outstanding as of December 19, 2005 was 79,222,123.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended November 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended November 30,
	2005	2004
Revenues	$219,673	$188,549

Operating expenses:
Cost of service	86,912	79,350
Sales, general and administrative	81,728	68,421
Restructuring	1,005	—

	169,645	147,771

Operating income	50,028	40,778

Other income (expense):
Interest and other income	1,520	397
Interest and other expense	(1,802)	(1,835)

	(282)	(1,438)

Income before income taxes and minority interest	49,746	39,340
Provision for income taxes	(16,963)	(13,864)
Minority interest	(2,170)	(1,898)

Net income	$30,613	$23,578

Basic earnings per share	$0.39	$0.31

Diluted earnings per share	$0.37	$0.30

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Six Months Ended November 30,
	2005	2004
Revenues	$444,129	$381,140

Operating expenses:
Cost of service	180,094	159,790
Sales, general and administrative	161,605	138,958
Restructuring	1,878	—

	343,577	298,748

Operating income	100,552	82,392

Other income (expense):
Interest and other income	2,434	716
Interest and other expense	(3,322)	(3,477)

	(888)	(2,761)

Income before income taxes and minority interest	99,664	79,631
Provision for income taxes	(33,985)	(28,095)
Minority interest	(4,328)	(3,760)

Net income	$61,351	$47,776

Basic earnings per share	$0.78	$0.62

Diluted earnings per share	$0.75	$0.60

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 30, 2005	May 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,696	$48,979
Accounts receivable, net of allowance for doubtful accounts of $561 and $366, respectively	62,237	54,932
Claims receivable, net of allowance for losses of $6,030 and $3,989, respectively	903	937
Settlement processing assets	12,349	63,435
Inventory, net of obsolescence reserves of $833 and $584, respectively	2,728	2,625
Deferred income taxes	6,424	6,307
Prepaid expenses and other current assets	10,642	12,775

Total current assets	226,979	189,990

Property and equipment, net of accumulated depreciation of $122,032 and $114,159, respectively	102,915	104,173
Goodwill	379,225	372,744
Other intangible assets, net of accumulated amortization of $119,972 and $111,517, respectively	170,419	175,006
Other	10,598	11,592

Total assets	$890,136	$853,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$50,000
Line of credit with CIBC	—	8,606
Payables to money transfer beneficiaries	4,898	5,694
Accounts payable and accrued liabilities	79,857	87,537
Settlement processing obligations	38,684	27,394
Income taxes payable	5,820	530
Notes payable	157	1,347
Obligations under capital leases	1,474	1,695

Total current liabilities	130,890	182,803

Obligations under capital leases, net of current portion	100	746
Deferred income taxes	64,003	58,871
Other long-term liabilities	16,256	16,395

Total liabilities	211,249	258,815

Commitments and contingencies

Minority interest in equity of subsidiaries	13,514	16,340

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 79,205,523 and 78,200,064 shares issued and outstanding at November 30, 2005 and May 31, 2005, respectively	—	—
Paid-in capital	363,428	347,431
Retained earnings	268,888	210,686
Deferred compensation	(1,952)	(1,562)
Accumulated other comprehensive income	35,009	21,795

Total shareholders’ equity	665,373	578,350

Total liabilities and shareholders’ equity	$890,136	$853,505

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended November 30,
	2005	2004
Cash flows from operating activities:
Net income	$61,351	$47,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,817	14,881
Amortization of acquired intangibles	7,561	7,163
Provision for operating losses and bad debts	10,927	9,612
Deferred income taxes	(792)	(3,041)
Minority interest in earnings	4,328	3,796
Other, net	4,783	2,384
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(7,382)	(6,014)
Settlement processing	60,678	(12,131)
Payables to money transfer beneficiaries	(796)	418
Claims receivable	(9,118)	(6,768)
Inventory	(165)	(222)
Prepaid expenses and other assets	2,647	239
Accounts payable and accrued liabilities	(9,190)	(2,828)
Income taxes payable	5,290	9,821

Net cash provided by operating activities	142,939	65,086

Cash flows from investing activities:
Capital expenditures	(12,538)	(14,795)
Business acquisitions, net of cash acquired	(1,571)	(12,286)

Net cash used in investing activities	(14,109)	(27,081)

Cash flows from financing activities:
Net payments on line of credit	(50,000)	(17,000)
Net payments on line of credit with CIBC	(8,606)	(26,969)
Principal payments under short-term debt and capital lease arrangements	(1,411)	(774)
Principal payments under long-term debt and capital lease arrangements	(646)	(8,118)
Proceeds from stock issued under employee stock plans	14,773	12,773
Dividends paid	(3,149)	(3,085)
Distributions to minority interests	(5,407)	(5,043)

Net cash used in financing activities	(54,446)	(48,216)

Effect of exchange rate changes on cash	8,333	7,006

Increase / (decrease) in cash and cash equivalents	82,717	(3,205)
Cash and cash equivalents, beginning of period	48,979	34,472

Cash and cash equivalents, end of period	$131,696	$31,267

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation— Global Payments Inc. (“Global Payments” or the “Company”) is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies, and other profit and non-profit business enterprises, facilitating payments to purchase goods and services or further other economic goals. The Company’s role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. Including the Company’s time as part of National Data Corporation, now known as NDCHealth, or NDC, the Company has provided payment processing services since 1967. The Company was incorporated in Georgia as Global Payments Inc. in September 2000.

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

The Company has prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate and the information presented is not misleading. The Company suggests that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2005. The prior period presentation of certain accounts has been changed to conform to the current period presentation. In the opinion of management, the information furnished reflects adjustments of a normal and recurring nature and includes those adjustments necessary for a fair presentation of the financial information for the interim periods reported.

On July 19, 2005, the Company’s board of directors authorized a two-for-one stock split effected in the form of a stock dividend. As a result of the stock split, each shareholder received one additional share of the Company’s common stock for each share of common stock held of record on October 14, 2005. The shares resulting from the split were distributed by the Company’s transfer agent on October 28, 2005. The stock split increased the number of shares of the Company’s common stock outstanding from approximately 39 million to approximately 78 million shares. This stock split has been given retroactive effect in the accompanying consolidated financial statements and these notes to consolidated financial statements for all periods presented. When the split was effected, the exercise price of all outstanding stock options was reduced by 50% and the numbers of options both outstanding and remaining for future grant increased by 100%.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition—

Merchant Services Offering

The Company’s merchant services offering primarily includes processing solutions for credit cards, debit cards, and check-related services. Merchant services revenue is primarily based on a percentage of transaction value or on a specified amount per transaction. This revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card issuing banks. The Company has two basic business models that it uses to market its merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, independent sales organizations (“ISOs”) and independent sales representatives, all of whom sell the Company’s services directly to merchants. The Company’s other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis that in turn resell the Company’s products and services to merchants. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, the Company also charges for other processing fees unrelated to the number of transactions or the transaction value.

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

Settlement processing assets and obligations—In order to provide credit card transaction processing services, the Company must be designated as a certified processor by either MasterCard or VISA and as a Merchant Service Provider by MasterCard or an Independent Sales Organization by VISA. These designations are dependent upon member clearing banks of either organization sponsoring the Company and the Company’s adherence to the standards of the VISA and MasterCard associations. As an independent merchant acquirer, the Company has four primary financial institution sponsors in the United States and Canada with whom the Company has sponsorship or depository and processing agreements. These agreements allow the Company to route transactions under the member banks’ control and identification numbers to clear credit card transactions through VISA and MasterCard. The member financial institutions of VISA and MasterCard, some of which are the Company’s competitors, set the standards with which the Company must comply.

Funds settlement refers to the process of transferring funds for sales and credits between cardholders and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the electronic transaction payment processor’s member sponsor (the “Member”) and card issuer to complete the link between merchants and card issuers. The Company uses its network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants over the Federal Reserve’s Automated Clearing House system in the United States, or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In the Company’s United States portfolio and in most of its Canadian portfolio (except for certain managed merchant accounts and large accounts), merchant funding primarily occurs after the Member receives the funds from the card issuer through the card associations. For certain of the Canadian managed merchant accounts and large accounts, the Member funds the merchants before the Member receives the net settlement funds from the card associations, creating a net settlement asset at the Member. Timing differences, interchange expenses, merchant reserves, and exception items cause differences between the amount the Member receives from the card associations and the amount funded to the merchants. The standards of the card associations restrict the Company from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of the Company’s sponsorship agreements with its Members, the Company follows a net settlement process whereby, if the Member’s funding obligation to the merchant precedes the incoming amount from the card associations, the amount of that net receivable position is advanced to the Member and, if the opposite occurs, the Company temporarily holds the surplus on behalf of the Member (in a joint deposit account or in an account at the Member bank). Management believes that this practice is also commonly followed by other independent processors as the Members normally attempt to have a zero balance in their owned bank accounts at the end of each day. Each participant in the transaction process receives compensation for its services.

The settlement processing assets and obligations represent intermediary balances arising in the Company’s settlement process for direct merchants. Settlement processing assets consist primarily of (i) the Company’s receivable from the Members for transactions it has funded merchants on behalf of the Members in advance of receipt of card association funding, (ii) the Company’s receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense, and (iii) exception items, such as customer chargeback amounts receivable from merchants, net of the liability for reserve funds deducted from merchants as collateral for the benefit of the Members to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of payables to the merchants on behalf of the Members for transactions for which the Company has received funding from member banks but has not paid the applicable merchant, including the liability for reserve funds deducted from merchants as collateral, and the fair value of its guarantees of customer chargebacks. Settlement processing assets and obligations in the accompanying consolidated balance sheets included liabilities related to reserve funds deducted from merchants as collateral in the amounts of $89.2 million as of November 30, 2005 and $100.1 million as of May 31, 2005.

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

During the Company’s first fiscal quarter ended August 31, 2005, management approved a plan to implement the Global Payments tradename and trademark in Europe in lieu of the MUZO trademark. The MUZO trademark had previously been treated as an indefinite-life intangible asset. An impairment loss of $2.2 million was recognized in connection with the MUZO trademark and was included in cost of service in the accompanying unaudited consolidated statement of income for the six months ended November 30, 2005.

Impairment of long-lived assets—The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from the use of the asset and its eventual disposition. In management’s opinion, the carrying values of the Company’s long-lived assets, including property and equipment and finite-life intangible assets, are appropriate at November 30, 2005 and May 31, 2005.

Reserve for operating losses and sales allowances—As a part of its credit card processing and check guarantee services, the Company experiences merchant losses and check guarantee losses, which we collectively refer to as “operating losses.”

The Company’s credit card processing merchant customers are liable for any charges properly reversed by a cardholder. In the event, however, that the Company is not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, the Company may be liable for any such reversed charges. The Company requires cash deposits, guarantees, letters of credit, and other types of collateral by certain merchants to minimize any such contingent liability. The Company also utilizes a number of systems and procedures to manage merchant risk. The Company has, however, historically experienced losses due to merchant defaults.

Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires all guarantees be recorded at their fair value at inception. The Company believes its potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. The Company estimates the fair value of these guarantees by adding a fair value margin to its estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of credit card sales volumes processed. This estimation process has been materially accurate historically.

In addition, the Company refunds a portion of its fees collected from merchants primarily as a result of billing and transaction processing adjustments. A provision for sales allowances is made for these refunds comprised of known amounts to be refunded and historical analysis based on a percentage of credit card sales volumes processed. This estimation process has been materially accurate historically.

As of both November 30, 2005 and May 31, 2005, a liability aggregating $4.2 million has been recorded to reflect the fair value of guarantees associated with merchant card processing and the provision for sales allowances. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees is included in cost of service and the charge for sales allowances is recorded as a reduction of revenue in the accompanying unaudited consolidated statements of income. For the three-month periods ended November 30, 2005 and 2004, the Company recorded such items in the amounts of $1.3 million and $2.5 million, respectively. For the six-month periods ended November 30, 2005 and 2004, the Company recorded such items in the amounts of $3.1 million and $5.1 million, respectively.

The Company also has a check guarantee service. Similar to the credit card processing service, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company’s check guarantee loss reserve is based on historical and projected loss experiences. As of November 30, 2005 and May 31, 2005, the Company had check guarantee loss reserves of $6.0 million and $4.0 million, respectively, which are included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three-month periods ended November 30, 2005 and 2004, the Company recorded expenses of $4.8 million and $3.1 million, respectively. For the six-month periods ended November 30, 2005 and 2004, the Company recorded expenses of $9.1 million and $6.7 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance. Under FIN 45, the Company believes the fair value of the check guarantee is equal to the fee charged for the guarantee service, and the Company defers this fee revenue until the guarantee is satisfied.

Given the uncertainties surrounding potential merchants’ failure to settle individual reversed charges from consumers in the Company’s credit card processing offering and the timing of individual checks clearing the checkwriters’ banks in the Company’s check guarantee offering, it is not practicable to calculate the maximum amounts for which the Company could be liable under the guarantees issued under the credit card processing and check guarantee service offerings. It is not practicable to estimate the extent to which merchant collateral or subsequent collections of dishonored checks, respectively, would offset these exposures due to these same uncertainties.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Global Payments’ effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 34.1% and 35.2% for the three-month periods and 34.1% and 35.3% for the six-month periods ended November 30, 2005 and 2004, respectively.

Fair value of financial instruments—Management considers that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, line of credit, notes payable, accounts payable and accrued liabilities approximate fair value given the short-term nature of these items.

Derivative instruments and hedging activities—Statement of Financial Accounting Standard No. 133: Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and related amendments require that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. The Company has not used any derivative instruments.

Accounting for foreign currencies—The Company has foreign subsidiaries operating in Belgium, Canada, the Czech Republic, Mexico, Spain, and the United Kingdom. The local currencies of these subsidiaries are the functional currencies, except for the subsidiary in Mexico whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change. For the three and six month periods ended November 30, 2005 and November 30, 2004, such exchange gains or losses were not significant.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
	(in thousands)
Merchant services	$189,282	$164,202	$384,169	$332,620
Money transfer	30,391	24,347	59,960	48,520

	$219,673	$188,549	$444,129	$381,140

The Company’s services are provided primarily in the United States, Canada, and Europe. The following is a breakdown of revenues by geographic region:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
	(in thousands)
United States	$153,942	$135,500	$308,844	$278,052
Canada	51,624	43,853	105,902	85,111
Europe	14,107	9,196	29,383	17,977

	$219,673	$188,549	$444,129	$381,140

The following is a breakdown of the Company’s long-lived assets by geographic region:

	November 30, 2005	May 31, 2005
	(in thousands)
United States	$405,376	$408,573
Canada	153,233	146,391
Europe	92,021	95,602
Latin America	1,929	1,357

	$652,559	$651,923

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for the six month period ended November 30, 2004 excludes options to purchase 0.6 million shares. These shares were excluded since they have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. The effect of such options on the diluted share base was immaterial for the three and six month periods ended November 30, 2005 and the three month period ended November 30, 2004. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following tables set forth the computation of basic and diluted earnings per share for the three and six month periods ended November 30, 2005 and 2004:

	Three Months Ended
	November 30, 2005			November 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$30,613	78,748	$0.39	$23,578	76,962	$0.31
Dilutive effect of stock options and restricted stock awards	—	3,158	(0.02)	—	2,641	(0.01)

Diluted EPS:
Net income available to common shareholders	$30,613	81,906	$0.37	$23,578	79,603	$0.30

	Six Months Ended
	November 30, 2005			November 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$61,351	78,385	$0.78	$47,776	76,641	$0.62
Dilutive effect of stock options and restricted stock awards	—	3,073	(0.03)	—	2,463	(0.02)

Diluted EPS:
Net income available to common shareholders	$61,351	81,458	$0.75	$47,776	79,104	$0.60

At November 30, 2005, the Company has four stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Employee stock-based compensation is reflected in net income for restricted stock expense recognized in the period and for stock options that have been modified.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123: Accounting for Stock-Based Compensation (“FAS 123”) to stock-based employee compensation.

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income:
As reported	$30,613	$23,578	$61,351	$47,776
Add: Stock compensation recognized under APB 25, net of related tax effects	235	1,785	507	2,058
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,814)	(4,001)	(3,659)	(6,441)

Pro forma net income	$29,034	$21,362	$58,199	$43,393

Basic earnings per share:
As reported	$0.39	$0.31	$0.78	$0.62
Pro forma	$0.37	$0.28	$0.74	$0.57
Diluted earnings per share:
As reported	$0.37	$0.30	$0.75	$0.60
Pro forma	$0.35	$0.27	$0.72	$0.55

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004): Share-based Payment (“FAS 123R”). FAS 123R amends FAS 123 to require adoption of the fair-value method of accounting for employee stock options, effective for the Company for the fiscal year beginning June 1, 2006. The transition guidance in FAS 123R specifies that compensation expense for options granted prior to the effective date be recognized in the consolidated statements of income over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized in the consolidated statements of income over the vesting period of those options. The Company is in the process of evaluating the impact of FAS 123R on its financial statements.

NOTE 2—GOODWILL

The changes to the goodwill balance during the six month period ended November 30, 2005 are as follows (in thousands):

Goodwill balance as of May 31, 2005	$372,744
Goodwill acquired	1,382
Effect of foreign currency translation on goodwill carrying value	5,099

Goodwill balance as of November 30, 2005	$379,225

NOTE 3—COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$30,613	$23,578	$61,351	$47,776
Foreign currency translation, net of tax of $850 and $7,902; $4,704 and $10,273, respectively	1,539	13,456	8,510	17,493

Total comprehensive income	$32,152	$37,034	$69,861	$65,269

NOTE 4—RETIREMENT BENEFITS

The components of net periodic benefit costs relating to Global Payments’ noncontributory defined benefit plan in accordance with Statement of Financial Accounting Standards No. 132(R): Employers’ Disclosures about Pensions and Other Post-retirement Benefits, revised 2003 are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	124	119	248	242
Expected return on plan assets	(126)	(121)	(252)	(224)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	48	9	96	20

Net periodic benefit cost	$46	$7	$92	$38

The Company is not required to contribute to the Global Payments’ noncontributory defined benefit plan in fiscal 2006, but may elect to do so. No contributions have been made to this plan in the six month period ended November 30, 2005.

NOTE 5—RESTRUCTURING

During the fourth quarter of fiscal 2005, the Company, consistent with its strategy to leverage infrastructure and consolidate operations, committed to plans to close one location and consolidate its functions and certain other functions into existing locations. These restructuring plans required associated management and staff reductions and also required contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. During the three and six month periods ended November 30, 2005, the Company incurred $1.0 million and $1.9 million, respectively, in restructuring expenses. The Company completed this restructuring plan on November 30, 2005 and anticipates payment of substantially all accrued restructuring expenses during the three month period ended February 28, 2006. The Company did not incur restructuring charges in the comparable periods ending November 30, 2004.

The following schedule details the changes in liability associated with these restructuring charges for the six month period ended November 30, 2005:

	Liability Balance as of May 31, 2005	Costs Accrued During Fiscal 2006	Costs Paid During Fiscal 2006	Liability Balance as of November 30, 2005
	(in thousands)
One-time employee termination benefits	$511	$1,578	$(954)	$1,135
Contract termination costs	—	300	—	300

Totals	$511	$1,878	$(954)	$1,435

NOTE 6—COMMITMENTS AND CONTINGENCIES

Taxes

During the course of operations, management of the Company must interpret the meaning of various sales, property, income, and other tax laws in foreign and U.S. federal and state tax jurisdictions in order to account for its operations. Taxing authorities in those various jurisdictions may arrive at different interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits, which could result in additional taxes due in those jurisdictions. The Company has established a liability in the aggregate amount of approximately $13.0 million for income tax and other matters that are probable of loss in future periods. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.

Joint Venture

On September 8, 2005, the Company announced an agreement to form a joint venture with The Hongkong and Shanghai Banking Corporation Limited, or HSBC, to provide payment processing services to merchants in the Asia-Pacific region. Under the terms of the agreement, the Company will pay HSBC $67.2 million in cash to acquire a fifty six percent ownership interest in the joint venture. The Company expects that this controlling interest will allow it to consolidate the results of operations of the joint venture in its consolidated statements of income. The Company anticipates the transaction will close within twelve months of the September 8, 2005 announcement date.

NOTE 7—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Six Months Ended
	November 30, 2005	November 30, 2004
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$25,293	$24,139
Interest paid	2,123	2,481

NOTE 8—RELATED PARTY TRANSACTIONS

As of May 31, 2005, the Canadian Imperial Bank of Commerce (“CIBC”) by itself or through an affiliate owned approximately 15% of the Company’s outstanding common stock and was therefore considered to be a related party of the Company. According to a Schedule 13-D, as amended, filed by CIBC with the Securities and Exchange Commission on August 29, 2005, CIBC and its affiliates no longer owned any shares of the Company’s common stock as of August 24, 2005. As a result, the Company no longer considers CIBC to be a related party.

From time to time, in the course of settling consumer-to-consumer money transfer transactions, the Company purchases foreign currency from Consultoria Internacional Casa de Cambio (“CISA”), a Mexican company partially owned by certain Company employees. The Company purchased 1.9 billion Mexican pesos for $179.6 million and 0.9 billion Mexican pesos for $81.9 million during the three month periods ended November 30, 2005 and 2004, respectively, from CISA. The Company purchased 3.9 billion Mexican pesos for $361.2 million and 1.5 billion Mexican pesos for $132.2 million during the six month periods ended November 30, 2005 and 2004, respectively, from CISA. The Company believes these currency transactions were executed at prevailing market exchange rates.

Also from time to time, consumer-to-consumer money transfer transactions are settled at destination facilities owned by CISA. The Company incurred settlement expenses, included in cost of service in the accompanying unaudited consolidated statements of income, approximating $69,000 and $52,000, respectively, in the three month periods ended November 30, 2005 and 2004, and $139,000 and $103,000, respectively, in the six month periods ended November 30, 2005 and 2004.

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

General

We are a leading payment processing company. As a high-volume processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies, and other profit and non-profit business enterprises to facilitate payments for the purchase of goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. Including our time as part of National Data Corporation, now known as NDCHealth or NDC, we have provided payment processing services since 1967. We were incorporated in Georgia as Global Payments Inc. in September 2000.

We market our products and services throughout the United States, Canada, and Europe, and we also conduct business in Latin America, Morocco, and the Philippines through our money transfer service offerings. We operate in one business segment, electronic transaction payment processing, and provide products through our merchant services and money transfer offerings. Our merchant services offerings target customers in many vertical industries including government, professional services, restaurants, universities, utilities, gaming, retail, and health care. Our money transfer offerings primarily target immigrant laborers in the United States and Europe.

Our merchant services offering primarily includes processing solutions for credit cards, debit cards, and check-related services. Merchant services revenue is primarily based on a percentage of transaction value or on a specified amount per transaction. This revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card issuing banks. We have two basic business models that we use to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, independent sales organizations, or ISOs, and independent sales representatives, all of whom sell our services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. Our indirect merchant services offerings also include sales, installation, and servicing of ATM and point of sale, or POS, terminals and selected card issuing services through Global Payments Europe, which is our subsidiary, formerly known as MUZO, based in the Czech Republic. Our direct merchant services are marketed in the United States and Canada and our indirect merchant services are marketed in the United States, Canada, and Central and Eastern Europe.

For both the three and six months ended November 30, 2005, approximately 86% of our total revenue arose from our merchant services offerings. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Our money transfer product and service offerings include a variety of services such as consumer-to-consumer and business-to-business money transfer, financial electronic data interchange, and account balance, management information, and depositing reporting. For both the three and six months ended November 30, 2005, approximately 14% of our total revenue arose from money transfer services.

We market our products and services through a variety of sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, trade associations, alliance bank relationships, retail outlets, and financial institutions.

Executive Overview

For the three months ended November 30, 2005, our revenue grew 17% to $219.7 million. For the six months ended November 30, 2005, our revenue grew 17% to $444.1 million. This revenue growth was primarily due to growth in our North American direct merchant services and consumer-to-consumer money transfer offerings.

Operating income was $50.0 million for the three months ended November 30, 2005, which resulted in an increase in operating margin to 22.8% for the three months ended November 30, 2005. Operating income was $100.6 million for the six months ended November 30, 2005, which resulted in an increase in operating margin to 22.6% for the six months ended November 30, 2005. These increases were largely a result of greater economies of scale and continued cost containment programs.

Our revenue growth and margin improvements resulted in a 30% increase in net income to $30.6 million and a 23% increase in our diluted earnings per share to $0.37 per share for the three months ended November 30, 2005. The results for the three months ended November 30, 2005 include $1.0 million, or 0.5% of revenue, in restructuring expenses ($0.7 million net of tax, or $0.01 per share), associated with the plan announced in our fourth quarter of fiscal 2005. Our revenue growth and margin improvements resulted in a 28% increase in net income to $61.4 million and a 25% increase in our diluted earnings per share to $0.75 per share for the six months ended November 30, 2005. The results for the six months ended November 30, 2005 include $1.9 million, or 0.4% of revenue, in restructuring expenses ($1.2 million net of tax, or $0.02 per share), associated with the plan announced in our fourth quarter of fiscal 2005. We completed this restructuring plan on November 30, 2005.

On July 19, 2005, our board of directors authorized a two-for-one stock split effected in the form of a stock dividend. As a result of the stock split, each shareholder received one additional share of our common stock for each share of common stock held of record on October 14, 2005. The shares resulting from the split were distributed by our transfer agent on October 28, 2005. When the split was effected, the exercise price of all outstanding stock options was reduced by 50% and the numbers of options both outstanding and remaining for future grant increased by 100%.

On August 30, 2005, Hurricane Katrina made landfall along the gulf coast of Louisiana, Mississippi, and Alabama, causing widespread and severe damage to significant portions of those states. We have estimated that lost revenue from customers for fiscal 2006 directly related to Hurricane Katrina will be approximately $2.0 million to $3.0 million, which may result in a decrease in diluted earnings per share of approximately $0.01. In the three months ended November 30, 2005, we experienced increased losses in our check guarantee offerings primarily related to the unfavorable impact of the hurricane on our collection efforts. We did not incur significant property damage or other direct losses as a result of Hurricane Katrina.

On September 8, 2005, we announced an agreement to form a joint venture with The Hongkong and Shanghai Banking Corporation Limited, or HSBC, to provide payment processing services to merchants in the Asia-Pacific region. Under the terms of the agreement, we will pay HSBC $67.2 million in cash to acquire a fifty six percent ownership interest in the joint venture. We expect that this controlling interest will allow us to consolidate the results of operations of the joint venture in our consolidated statements of income. We anticipate the transaction will be closed within twelve months of our September 8, 2005 announcement date. We intend to update our fiscal year expectations for our total revenue, operating margin, and diluted earnings per share after this transaction is completed.

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

Cost of service consists primarily of the following costs: operational-related personnel, including those who monitor our transaction processing systems and settlement; assessment fees paid to card associations; transaction processing systems, including third-party services such as the costs of settlement channels for consumer-to-consumer money transfer services; network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; and provisions for operating losses.

Sales, general and administrative expenses consist primarily of salaries, wages and related expenses paid to sales personnel, non-revenue producing customer support functions and administrative employees and management, commissions to independent contractors and ISOs, advertising costs, other selling expenses, and occupancy of leased space directly related to these functions.

Other income and expense primarily consists of interest income and expense.

Results of Operations

In the three months ended November 30, 2005, revenue increased $31.2 million or 17% to $219.7 million from $188.5 million in the prior year’s comparable period. In the six months ended November 30, 2005, revenue increased $63.0 million or 17% to $444.1 million from $381.1 million in the prior year’s comparable period. We attribute this revenue growth primarily to increases from our direct merchant services and consumer-to-consumer money transfer offerings. We expect fiscal 2006 revenue of $877 million to $892 million, reflecting growth of 12% to 14%, compared to $784 million in fiscal 2005, excluding the impact, if any, of the recently announced joint venture with HSBC that has not yet closed.

During fiscal 2005, we reclassified a small portion of our money transfer service offering to merchant services to better align those service offerings. The service offering revenue for prior year periods presented reflect such reclassifications. Our service offering revenues from external customers are as follows (dollars in millions):

	Three Months Ended November 30,			Six Months Ended November 30,
	2005	2004	% Change	2005	2004	% Change
Merchant services	$189.3	$164.2	15%	$384.1	$332.6	15%
Money transfer	30.4	24.3	25%	60.0	48.5	24%

	$219.7	$188.5	17%	$444.1	$381.1	17%

Merchant services

Revenue from our merchant services offering in the second quarter of fiscal 2006 increased by $25.1 million or 15% to $189.3 million from $164.2 million in the three months ended November 30, 2004. In the six months ended November 30, 2005, merchant services revenue increased $51.5 million or 15%, to $384.1 million, up from $332.6 million in the six months ended November 30, 2004.

We have continued to grow our domestic direct merchant channel by adding small and mid-market merchants in diversified vertical markets. The increase in revenue reflects mid teen transaction growth in our domestic direct card merchant channel, primarily through growth in our ISO channel, for both the three and six month periods ended November 30, 2005 compared to the comparable periods in the prior year. Our domestic direct credit card average dollar value of transaction, or average ticket, grew in the low single digits, and our domestic direct credit card average discount revenue per dollar value volume, or spread, remained relatively stable for the three and six months ended November 30, 2005, compared to the same periods in the prior year. Our total domestic direct revenue, which includes our check services, grew in the high teens and the low teens, respectively, for the three and six month periods ended November 30, 2005, respectively. As a result of our strong growth for the three months ended November 30, 2005, we are raising our domestic direct channel revenue growth expectations in fiscal 2006 to the low double digit to mid teen percentage range.

Our total Canadian revenue for the three and six month periods ended November 30, 2005 grew in the high teens and greater than 20%, respectively, compared to the same periods in the prior year. These increases are due in part to growth in our total credit and debit card transactions processed in Canada for the three and six months ended November 30, 2005 in the low single digits over the same period in the prior year. This growth was partially offset by a mid single digit decline in our credit card average ticket, compared to the same periods in the prior year, which was expected due to our decision to exit from our low margin, high-risk contract with Air Canada for processing transactions. A significant driver of our Canadian revenue growth relates to our Canadian credit card spread, which increased more than 20% in the three and six months ended November 30, 2005 over the same periods in the prior year as a result of strategic pricing initiatives and a benefit from no longer processing under the negatively-priced Air Canada contract.

Our Canadian revenue was also favorably impacted by a stronger year-over-year Canadian currency exchange rate. We do not anticipate, however, that our Canadian revenue growth will continue at these growth rates for the remainder of our fiscal year 2006. The three months ended February 28, 2005 included a favorable one-time revenue adjustment relating to a single merchant and certain other Canadian pricing changes that will annualize in our third fiscal quarter 2006. Finally, we anticipate the year-over-year favorable impact of the exchange rate will continue to lessen for our third fiscal quarter 2006. As a net result, we continue to anticipate fiscal 2006 Canadian revenue growth in the mid teen to high teen percentage range.

Our Central and Eastern European merchant operations continue to benefit from organic growth driven by strong industry trends. For the three and six months ended November 30, 2005, revenue grew by more than 20% compared to the same periods in the prior year. This growth was driven by a greater than 20% growth in point-of-sale and ATM authorization transactions, in addition to large equipment sales in both the three and six month periods ended November 30, 2005. We continue to anticipate deconverting the large customer that, prior to the closing of the MUZO acquisition, had given notice to move its business. This deconversion started toward the end of our second fiscal quarter 2006. Additionally, there are other factors that we expect will unfavorably impact our revenue growth for this channel for the remainder of fiscal year 2006, including an expected unfavorable Czech currency exchange rate compared to last year and the timing of non-recurring revenue in the current and prior fiscal year. As a result of all of these factors, our revenue for this channel may experience a year-over-year decline during the second half of fiscal 2006, but we continue to anticipate revenue growth in this channel in the high single digit to low teen range for fiscal 2006. We remain pleased with our growth prospects in this channel, and we continue to believe in the long-term attractiveness of the Central and Eastern European payments market.

These revenue growth factors were partially offset by continued and expected declines in our domestic indirect channel, which consisted of decreases in the low teen and mid teen percentage range, respectively, for the three and six month periods ended November 30, 2005 over the comparable periods in the prior year. We attribute these declines to the industry consolidation of financial institutions and competitive pricing pressures, and continue to expect these factors to lead to a mid teen to high teen percentage decline in revenue for this channel in fiscal 2006.

Money transfer

Revenue from our money transfer services offering increased by $6.1 million or 25%, to $30.4 million in the three months ended November 30, 2005, from $24.3 million in the three months ended November 30, 2004. In the six months ended November 30, 2005, money transfer revenue increased $11.5 million or 24%, to $60.0 million, from $48.5 million in the six months ended November 30, 2004.

Revenue in the consumer-to-consumer money transfer service offering is primarily driven by transaction levels and unit pricing in our DolEx-branded services. Our business strategy is to price our money transfer services competitively, which we believe will further expand our customer base and increase our market share. We added approximately 45 net new branches during the quarter, raising our total U.S. DolEx branch network to more than 760 locations. Our use of fixed-cost employees rather than variable-cost agents enhances this strategy, as we expect higher transaction levels will provide significant future operating leverage. For the three and six months ended November 30, 2005, we experienced greater than 20% growth in money transfer transactions, partially offset by market-driven downward pressure on transaction pricing. Our DolEx-branded revenue in the United States increased in the high teens and the mid teens, respectively, for the three and six months ended November 30, 2005. We continue to expect this revenue to grow in the mid teen to high teen percentage range in fiscal 2006.

An additional driver of our money transfer revenue growth for the three and six month periods ended November 30, 2005 has been the impact of our Europhil acquisition, which does not annualize until December 2005. We continue to invest in new Europhil branches and have a current branch count of approximately 33, as compared to the 26 branches we acquired in December 2004. Due to the fixed-cost nature of our model and the relatively small size of our European money transfer presence, the Europhil branch network is still in an investment phase and is not currently contributing to earnings. In addition, we expect Europhil’s year-over-year revenue to decline during the second half of our fiscal 2006 due to a service offering rationalization, a market-based pricing strategy to attract new customers, and an anticipated unfavorable year-over-year Euro currency exchange rate. These results are consistent with our expectations for Europhil at this stage, and we continue to believe that Europhil will provide long-term revenue and earnings growth.

Operating expenses

Cost of service increased by $7.5 million or 9%, to $86.9 million in the three months ended November 30, 2005, from $79.4 million in the three months ended November 30, 2004. As a percentage of revenue, cost of service decreased to 40% in the three months ended November 30, 2005 from 42% in the prior year’s comparable period.

Cost of service increased by $20.3 million or 13% from $159.8 million in the six months ended November 30, 2004 to $180.1 million in the six months ended November 30, 2005. As a percentage of revenue, cost of service decreased to 41% in the six months ended November 30, 2005 from 42% in the prior year’s comparable period.

These declines in cost of service as a percentage of revenue are related to savings on telecommunications expenses, savings from exiting our shared service agreement with NDCHealth, and a decrease in our merchant card operating losses primarily as a result of improved risk management technology tools, collection efforts, and other operational improvements, particularly related to our Canadian merchants. These reductions were offset by an increase in our check guarantee and gaming losses, which resulted primarily from growth in the channel and the unfavorable impact of this summer’s hurricane season on our collection efforts and claims. In addition, during our first fiscal quarter ended August 31, 2005, we recognized an impairment loss of $2.2 million in connection with the MUZO trademark, which is included in cost of service in the accompanying unaudited consolidated statement of income for the six months ended November 30, 2005.

Sales, general and administrative expenses increased by $13.3 million or 19% to $81.7 million in the three months ended November 30, 2005 from $68.4 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 37% for the three months ended November 30, 2005 compared to 36% for the three months ended November 30, 2004.

Sales, general and administrative expenses increased by $22.6 million or 16% to $161.6 million in the six months ended November 30, 2005 from $139.0 million in the prior year’s comparable period. As a percentage of revenue, these expenses were 36% for both the six month periods ended November 30, 2005 and 2004.

The increase in sales, general and administrative expenses as a percentage of revenue is primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel, substantially offset by vendor rate reductions and other cost containment initiatives. The ISO channel generally produces lower margins than our other channels due to the ongoing commission payments to the ISOs. This commission model differs from our other sales channels where the commissions are paid for a finite period. During the three months ended November 30, 2005, we incurred $1.0 million, or 0.5% of revenue, in restructuring expenses. During the six months ended November 30, 2005, we incurred $1.9 million, or 0.4% of revenue, in restructuring expenses. The Company completed the related restructuring plans on November 30, 2005. Refer to Note 5 to the unaudited consolidated financial statements.

Operating income

Operating income increased $9.2 million or 23% to $50.0 million for the three months ended November 30, 2005 compared to $40.8 million for the same period in fiscal 2005. This resulted in an operating margin of 22.8% for the three months ended November 30, 2005 compared to 21.6% for the three months ended November 30, 2004.

Operating income increased $18.2 million or 22% to $100.6 million for the six months ended November 30, 2005 compared to $82.4 million for the same period in fiscal 2005. This resulted in an operating margin of 22.6% for the six months ended November 30, 2005 compared to 21.6% for the six months ended November 30, 2004.

The changes in operating income and operating margins are primarily due to the revenue growth factors and benefits from the cost factors described above. We anticipate an operating income margin of 21.8% to 22.2% for fiscal 2006, excluding restructuring expenses and the impact of the recently announced joint venture with HSBC that has not yet closed.

Other income/expense

Interest and other income/expense decreased as a net expense by $1.1 million to $0.3 million for the three months ended November 30, 2005 compared to a net expense of $1.4 million in the prior fiscal year.

Interest and other income/expense decreased as a net expense by $1.9 million to $0.9 million for the six months ended November 30, 2005 compared to a net expense of $2.8 million in the prior fiscal year.

These net decreases are due to increased interest income resulting from higher accumulated cash balances, higher interest income investment rates, and reduced borrowings on our lines of credit during the three and six months ended November 30, 2005 compared to the same periods in the prior year. These favorable items were partially offset by increased interest expense related to our relationship with National Bank of Canada as discussed under Liquidity and Capital Resources below. For fiscal 2006, we expect to incur net interest and other expense between $1.0 million and $2.0 million, excluding the impact of the recently announced joint venture with HSBC that has not yet closed.

Minority interest

Minority interest increased $0.3 million, or 14%, to $2.2 million for the three months ended November 30, 2005 compared to $1.9 million in the comparable period in the prior fiscal year.

Minority interest increased $0.5 million, or 15%, to $4.3 million for the six months ended November 30, 2005 compared to $3.8 million in the comparable period in the prior fiscal year.

These increases reflect growth in our joint venture with Comerica Bank. For fiscal 2006, we are expecting minority interest to be between $8.0 million to $9.0 million, excluding the impact of the recently announced joint venture with HSBC that has not yet closed.

Net income

Net income increased $7.0 million, or 30%, to $30.6 million in the three months ended November 30, 2005 from $23.6 million in the prior year’s comparable period, resulting in a $0.07 increase in diluted earnings per share to $0.37 in the three months ended November 30, 2005 from $0.30 in the prior year’s comparable period. The net income for the three months ended November 30, 2005 reflects restructuring charges of $0.7 million net of tax, or $0.01 diluted earnings per share, as part of our fiscal 2005 restructuring activities.

Net income increased $13.6 million, or 28%, to $61.4 million in the six months ended November 30, 2005 from $47.8 million in the prior year’s comparable period, resulting in a $0.15 increase in diluted earnings per share to $0.75 in the six months ended November 30, 2005 from $0.60 in the prior year’s comparable period. The net income for the six months ended November 30, 2005 reflects restructuring charges of $1.2 million net of tax, or $0.02 diluted earnings per share, as part of our fiscal 2005 restructuring activities.

Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 34.1% and 35.2% for the three months ended and 34.1% and 35.3% for the six months ended November 30, 2005 and 2004, respectively. These decreases are primarily due to tax planning initiatives and the impact of our growth in European markets where statutory rates are lower than U.S. rates.

We expect diluted earnings per share to range from $1.41 to $1.47 for fiscal 2006, excluding restructuring expenses and the impact of the recently announced joint venture with HSBC that has not yet closed.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At November 30, 2005, we had cash and cash equivalents totaling $131.7 million.

Net cash provided by operating activities increased $77.8 million, or 120%, to $142.9 million for the six months ended November 30, 2005 from $65.1 million for the comparable period in the prior year. The increase in cash flow from operations was primarily due to the increase in net income and the change in settlement processing assets and liabilities. The change in settlement processing relates to timing differences and certain changes in settlement processing transactions in Canada. These timing differences are primarily due to the fluctuations in volume, the net funding with our Members of credit and debit card sales volume funded to merchants, and the settlements received from the card associations and debit networks. We have changed our settlement practices with National Bank of Canada, or NBC, and the Canadian Imperial Bank of Commerce, or CIBC. Prior to our fiscal 2006, we transferred funds to NBC to minimize charges from NBC related to its provision of same day value to certain Canadian customers. During our fiscal 2006, we withdrew these funds from NBC, which decreased the NBC-related settlement processing assets. Further, our migration of a large portion of our Canadian VISA merchant portfolio away from same day value has also served to lower our settlement processing assets. “Same day value” is the practice of giving merchants value for credit card transactions on the date of the applicable sale even though we receive the corresponding settlement funds from VISA Canada/International at a later date. See Settlement processing assets and obligations under Note 1 in the notes to unaudited consolidated financial statements for additional details.

Net cash used in investing activities decreased $13.0 million to $14.1 million for the six months ended November 30, 2005, from $27.1 million for the comparable period in the prior year, arising primarily from a decrease in cash paid for business combinations. Business combination activity in the first six months of our fiscal 2006 required only $1.6 million, primarily for the acquisition of approximately 30 DolEx branches, as compared to $12.3 million in the first six months of our fiscal 2005, which included $7.8 million for Comerica’s interest in Cash & Win, $3.4 million additional consideration for the DolEx acquisition, and $1.1 million for additional DolEx branches.

Capital expenditures decreased $2.2 million to $12.6 million for the six months ended November 30, 2005, from $14.8 million for the six months ended November 30, 2004. These expenditures primarily relate to systems development and hardware relating to our consolidation of our two U.S. platforms and the platform operated by NDCHealth to a single platform. We completed our NDC data center relocation during the three months ended November 30, 2005. The capital expenditures for the six months ended November 30, 2005 also include DolEx branch expansion. In fiscal 2006, we expect approximately $25 million to $35 million in total capital spending primarily to invest in ongoing capital for acquired businesses, as well as systems development and hardware relating to our next generation front-end processing system and platform consolidation.

Net cash used in financing activities for the six months ended November 30, 2005 was $54.4 million compared to net cash used in financing activities for the six months ended November 30, 2004 of $48.2 million. The increase in cash used in financing activities was primarily due to higher repayments of our U.S. and Canadian lines of credit.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of November 30, 2005, we do not have any material capital commitments, other than commitments under capital and operating leases or planned capital expenditures.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our current cash flow strategy is to pay off our debt, if any, make planned capital investments in our business, and pursue acquisitions that meet our growth strategies.

Credit Facilities

On November 25, 2003, we entered into a three year, $350 million revolving credit facility agreement with a syndicate of U.S. banks, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of November 30, 2005. The facility expires in November 2006 and has a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. As of November 30, 2005, we had no borrowings outstanding on our U.S. Credit Facility. As of May 31, 2005, we had $50 million outstanding on this credit facility.

On November 18, 2005, we entered into a 364 day amended and restated credit facility, which we refer to as our Canadian Credit Facility, with CIBC as administrative agent and lender. The Canadian Credit Facility allows us to provide certain Canadian merchants with “same day value” for their VISA credit card deposits. Same day value is the practice of giving merchants value for credit card transactions on the date of the applicable sale even though we receive the corresponding settlement funds from VISA Canada/International at a later date. The amounts borrowed under the Canadian Credit Facility are restricted in use to pay Canadian VISA merchants and such amounts are generally received from VISA Canada/International on the following day.

The Canadian Credit Facility consists of a revolving line of credit of up to $50 million Canadian, or approximately $43 million U.S. based on exchange rates existing on November 30, 2005, and is provided by CIBC, with participation by a U.S. bank as agreed between these lenders. The Canadian Credit Facility also contains an additional overdraft facility available to cover larger advances during periods of peak credit card usage.

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the Members’ accounts receivable from VISA Canada/International for our transactions processed through the CIBC VISA BIN, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of November 30, 2005. The Canadian Credit Facility is scheduled to expire on November 17, 2006, and can be renewed for up to two consecutive 364 day periods at the option of all parties. We plan to seek renewal or replacement of the Canadian Credit Facility, but in the event we are unable to do so, we believe we can meet our capital requirements under the U.S. Credit Facility. As of November 30, 2005, we had no borrowings outstanding on our Canadian Credit Facility. As of May 31, 2005, we had $10.8 million (Canadian) outstanding on this credit facility, or approximately $8.6 million (U.S.), based on the exchange rate in effect on that date. We experienced this reduction in borrowings, and we reduced the size of this facility effective November 18, 2005, primarily due to the migration of the Canadian portfolio (except for certain managed merchant accounts and large accounts) away from same day value and an increase in the amount of surplus cash maintained in Canadian dollar cash accounts to meet working capital requirements.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with Exhibit 99.1 to the Quarterly Report on Form 10-Q for the period ended August 31, 2005, and Note 1 of our notes to unaudited consolidated financial statements as well as the risk factors identified in the Special Cautionary Notice Regarding Forward-Looking Statements section.

Reserve for operating losses and sales allowances— As a part of its credit card processing and check guarantee services, the Company experiences merchant losses and check guarantee losses, which we collectively refer to as “operating losses.”

Our credit card processing merchant customers are liable for any charges properly reversed by a cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit, and other types of collateral by certain merchants to minimize any such contingent liability. We also utilize a number of systems and procedures to manage merchant risk. However, we have historically experienced operating losses due to merchant defaults.

Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, or FIN 45, requires all guarantees be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of operational losses. This estimate of operating losses is comprised of known losses and a historical analysis based on a percentage of credit card sales volumes processed. This estimation process has been materially accurate historically.

In addition, we refund a portion of our fees collected from merchants primarily as a result of billing and transaction processing adjustments. A provision for sales allowances is made for these refunds comprised of known amounts to be refunded and historical analysis based on a percentage of credit card sales volumes processed. This estimation process has been materially accurate historically.

As of both November 30, 2005 and May 31, 2005, a liability aggregating $4.2 million has been recorded to reflect the fair value of guarantees associated with merchant card processing and the provision for sales allowances. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees is included in cost of service and the charge for sales allowances is recorded as a reduction of revenue, in the accompanying unaudited consolidated statements of income. For the three month periods ended November 30, 2005 and 2004, we recorded such items in the amounts of $1.3 million and $2.5 million, respectively. For the six month periods ended November 30, 2005 and 2004, we recorded such items in the amounts of $3.1 million and $5.1 million, respectively.

We also have a check guarantee service. Similar to the credit card processing service, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of November 30, 2005 and May 31, 2005, we had check guarantee loss reserves of $6.0 million and $4.0 million, respectively, which are included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the valuation allowance are included in cost of service in the accompanying unaudited consolidated statements of income. For the three month periods ended November 30, 2005 and 2004, we recorded expenses of $4.8 million and $3.1 million, respectively, for these losses. For the six month periods ended November 30, 2005 and 2004, we recorded expenses of $9.1 million and $6.7 million, respectively, for these losses. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance. Under FIN 45, the Company believes the fair value of the check guarantee is equal to the fee charged for the guarantee service, and the Company defers this fee revenue until the guarantee is satisfied.

Given the uncertainties surrounding potential merchants’ failure to settle individual reversed charges from consumers in our credit card processing offering, and the timing of individual checks clearing the checkwriters’ banks in our check guarantee offering, it is not practicable to calculate the maximum amounts for which we could be liable under the operating loss and check guarantees. It is not practicable to estimate the extent to which merchant collateral or subsequent collections of dishonored checks, respectively, would offset these exposures due to these same uncertainties.

Goodwill and long-lived asset valuations—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, property and equipment, and other intangible assets may warrant revision or may not be recoverable. Goodwill and other indefinite-life intangible assets are evaluated for impairment by applying a fair value based test. As discussed in Note 1 in the notes to unaudited consolidated financial statements, we recorded an impairment of the MUZO trademark during the six months ended November 30, 2005. Property and equipment and finite-lived intangible assets are evaluated for impairment when facts and circumstances indicate the carrying value of such assets may exceed their fair values. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In our opinion, the carrying values of long-lived assets, including goodwill, property and equipment, and other intangible assets are appropriate at November 30, 2005 and May 31, 2005.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in our Annual Report on Form 10-K for information on those matters which could adversely affect our business and results of operation.

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

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission. You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance are also available in the investor information section of our website, including the charters for our audit, compensation and nominating/corporate governance committees, our code of ethics and our corporate governance guidelines. Copies of our filings and specified exhibits and these corporate governance materials are also available, free of charge, by writing or calling us using the address or phone number on the cover of this Form 10-Q.

Our SEC filings may also be viewed and copied at the following SEC public reference room, and at the offices of the New York Stock Exchange, where our common stock is quoted under the symbol “GPN.”

SEC Public Reference Room

100 F Street, N.E.

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

Item 4. Controls and Procedures

We concluded an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended November 30, 2005. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of the end of the quarterly period ended November 30, 2005, our management, including our principal executive officer and our principal financial officer, concluded that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

There have been no significant changes during the second quarter of fiscal 2006 to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On September 21, 2005, we held our 2005 Annual Meeting of Shareholders at our offices in Atlanta, Georgia. At the annual meeting, the following matter was approved by the vote specified below:

Paul R. Garcia, Gerald J. Wilkins, and Michael W. Trapp were elected to serve as Class II directors until the 2008 annual meeting of shareholders or until their respective successors have been duly elected and qualified. Mr. Garcia received 35,402,316 votes in favor of his election and 2,122,767 shares were withheld from voting. Mr. Wilkins received 35,350,674 votes in favor of his election and 2,174,409 shares were withheld from voting. Mr. Trapp received 33,628,438 votes in favor of his election and 3,896,645 shares were withheld from voting.

Class II directors serve three-year terms or until their respective earlier resignation, retirement, disqualification, death, or removal from office.

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

Global Payments Inc.
(Registrant)

Date: January 3, 2006	/s/ Joseph C. Hyde
Joseph C. Hyde
Chief Financial Officer

Date: January 3, 2006	/s/ Martin A. Picciano
Martin A. Picciano
Chief Accounting Officer