Form 10-Q
period 2006-02-28
GLOBAL PAYMENTS INC
filed 2006-04-07
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, no par value outstanding as of March 21, 2006 was 79,606,618.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended February 28, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended February 28,
	2006	2005
Revenues	$225,159	$195,526

Operating expenses:
Cost of service	88,863	87,378
Sales, general and administrative	88,161	69,929

	177,024	157,307

Operating income	48,135	38,219

Other income (expense):
Interest and other income	2,172	793
Interest and other expense	(1,695)	(2,969)

	477	(2,176)

Income before income taxes and minority interest	48,612	36,043
Provision for income taxes	(16,577)	(12,716)
Minority interest	(1,924)	(1,704)

Net income	$30,111	$21,623

Basic earnings per share	$0.38	$0.28

Diluted earnings per share	$0.36	$0.27

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Nine Months Ended February 28,
	2006	2005
Revenues	$669,288	$576,666

Operating expenses:
Cost of service	268,957	247,168
Sales, general and administrative	249,766	208,887
Restructuring	1,878	—

	520,601	456,055

Operating income	148,687	120,611

Other income (expense):
Interest and other income	4,606	1,509
Interest and other expense	(5,017)	(6,446)

	(411)	(4,937)

Income before income taxes and minority interest	148,276	115,674
Provision for income taxes	(50,562)	(40,812)
Minority interest	(6,252)	(5,463)

Net income	$91,462	$69,399

Basic earnings per share	$1.16	$0.90

Diluted earnings per share	$1.12	$0.87

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 28, 2006	May 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213,143	$48,979
Accounts receivable, net of allowance for doubtful accounts of $780 and $366, respectively.	59,892	54,932
Claims receivable, net of allowance for losses of $6,055 and $3,989, respectively	1,058	937
Settlement processing assets	21,790	63,435
Inventory, net of obsolescence reserves of $654 and $584, respectively	2,710	2,625
Income tax receivable	3,930	—
Deferred income taxes	6,605	6,307
Prepaid expenses and other current assets	8,987	12,775

Total current assets	318,115	189,990

Property and equipment, net of accumulated depreciation of $128,133 and $114,159, respectively	102,730	104,173
Goodwill	382,475	372,744
Other intangible assets, net of accumulated amortization of $124,276 and $111,517, respectively	168,075	175,006
Other	10,591	11,592

Total assets	$981,986	$853,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$50,000
Line of credit with CIBC	—	8,606
Payables to money transfer beneficiaries	7,488	5,694
Accounts payable and accrued liabilities	85,312	87,537
Settlement processing obligations	72,087	27,394
Income taxes payable	—	530
Notes payable	—	1,347
Obligations under capital leases	1,127	1,695

Total current liabilities	166,014	182,803

Obligations under capital leases, net of current portion	—	746
Deferred income taxes	69,656	58,871
Other long-term liabilities	15,903	16,395

Total liabilities	251,573	258,815

Commitments and contingencies

Minority interest in equity of subsidiaries	12,956	16,340

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 79,586,018 and 78,200,064 shares issued and outstanding at February 28, 2006 and May 31, 2005, respectively	—	—
Paid-in capital	382,673	347,431
Retained earnings	297,408	210,686
Deferred compensation	(2,345)	(1,562)
Accumulated other comprehensive income	39,721	21,795

Total shareholders’ equity	717,457	578,350

Total liabilities and shareholders’ equity	$981,986	$853,505

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended February 28,
	2006	2005
Cash flows from operating activities:
Net income	$91,462	$69,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	19,258	22,459
Amortization of acquired intangibles	11,418	10,935
Provision for operating losses and bad debts	17,029	13,726
Deferred income taxes	2,876	8,677
Minority interest in earnings	6,252	5,516
Other, net	5,918	3,038
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(5,096)	(1,260)
Settlement processing	83,572	51,159
Payables to money transfer beneficiaries	1,794	3,432
Claims receivable	(14,248)	(9,859)
Inventory	(60)	344
Prepaid expenses and other assets	4,309	4,393
Accounts payable and accrued liabilities	(4,088)	2,389
Income taxes receivable/payable	7,663	3,679

Net cash provided by operating activities	228,059	188,027

Cash flows from investing activities:
Capital expenditures	(17,835)	(27,639)
Business acquisitions, net of cash acquired	(3,379)	(30,490)

Net cash used in investing activities	(21,214)	(58,129)

Cash flows from financing activities:
Net payments on line of credit	(50,000)	(36,400)
Net payments on line of credit with CIBC	(8,606)	(72,766)
Principal payments under short-term debt	(1,347)	(1,343)
Principal payments under long-term debt and capital lease arrangements	(1,314)	(8,412)
Proceeds from stock issued under employee stock plans	20,464	17,992
Dividends paid	(4,740)	(4,642)
Distributions to minority interests	(7,889)	(7,507)

Net cash used in financing activities	(53,432)	(113,078)

Effect of exchange rate changes on cash	10,751	6,910

Increase in cash and cash equivalents	164,164	23,730
Cash and cash equivalents, beginning of period	48,979	34,472

Cash and cash equivalents, end of period	$213,143	$58,202

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation— Global Payments Inc. (“Global Payments” or the “Company”) is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies, and other profit and non-profit business enterprises, facilitating payments to purchase goods and services or further other economic goals. The Company’s role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. Including the Company’s time as part of National Data Corporation, later known as NDCHealth, or NDC, and now a subsidiary of Per-Se Technologies Inc., the Company has provided payment processing services since 1967. The Company was incorporated in Georgia as Global Payments Inc. in September 2000.

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

The Company has prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate and the information presented is not misleading. The Company suggests that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended May 31, 2005. The prior period presentation of certain accounts has been changed to conform to the current period presentation. In the opinion of management, the information furnished reflects adjustments of a normal and recurring nature and includes those adjustments necessary for a fair presentation of the financial information for the interim periods reported.

On July 19, 2005, the Company’s board of directors authorized a two-for-one stock split effected in the form of a stock dividend. As a result of the stock split, each shareholder received one additional share of the Company’s common stock for each share of common stock held of record on October 14, 2005. The shares resulting from the split were distributed by the Company’s transfer agent on October 28, 2005. The stock split increased the number of shares of the Company’s common stock outstanding from approximately 39 million to 78 million shares. This stock split has been given retroactive effect in the accompanying consolidated financial statements and these notes to consolidated financial statements for all periods presented. When the split was effected, the exercise price of all outstanding stock options was reduced by 50% and the numbers of options both outstanding and remaining for future grant increased by 100%.

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

Funds settlement refers to the process of transferring funds for sales and credits between cardholders and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the electronic transaction payment processor’s member sponsor (the “Member”) and card issuer to complete the link between merchants and card issuers. The Company uses its network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants over the Federal Reserve’s Automated Clearing House system in the United States, or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In the Company’s United States portfolio and in most of its Canadian portfolio (except for certain managed merchant accounts and large accounts), merchant funding primarily occurs after the Member receives the funds from the card issuer through the card associations. For certain of the Canadian managed merchant accounts and large accounts, the Member funds the merchants before the Member receives the net settlement funds from the card associations, creating a net settlement asset at the Member. Timing differences, interchange expenses, merchant-related reserves, and exception items cause differences between the amount the Member receives from the card associations and the amount funded to the merchants. The standards of the card associations restrict the Company from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of the Company’s sponsorship agreements with its Members, the Company follows a net settlement process whereby, if the Member’s funding obligation to the merchant precedes the incoming amount from the card associations, the amount of that net receivable position is advanced to the Member. Conversely, if the incoming amount from the card associations precedes the Member’s funding obligation to the merchant, the Company temporarily holds the surplus on behalf of the Member, in a joint deposit account or in an account at the Member bank. Management believes that this practice is also commonly followed by other independent processors as the Members normally attempt to have a zero balance in their owned bank accounts at the end of each day. Each participant in the transaction process receives compensation for its services.

The settlement processing assets and obligations represent intermediary balances arising in the Company’s settlement process for direct merchants. Settlement processing assets consist primarily of (i) the Company’s net receivable from the Members for transactions it has funded merchants on behalf of the Members in advance of receipt of card association funding, (ii) the Company’s receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense, and (iii) exception items, such as customer chargeback amounts receivable from merchants, net of the liability for merchant-related reserve funds that serve as collateral for the benefit of the Members (“merchant-related reserves”) to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of net payables to the merchants on behalf of the Members for transactions for which the Company has received funding from member banks but has not paid the applicable merchant, including merchant-related reserves, and the fair value of its guarantees of customer chargebacks. Settlement processing assets and obligations in the accompanying consolidated balance sheets included liabilities related to merchant-related reserves in the amounts of $126.1 million as of February 28, 2006 and $100.1 million as of May 31, 2005.

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

Goodwill and other intangible assets—The Company completed its annual goodwill and indefinite-life intangible asset impairment reviews as of June 1, 2005 and 2004. During the quarter ended February 28, 2006, the Company changed the date of its annual goodwill impairment testing to January 1 in order to perform such test outside of its annual financial reporting process when its reporting resources are more constrained. The Company believes that the change will not delay, accelerate, or avoid an impairment charge. Accordingly, the Company believes that this change is to an alternative accounting principle that is preferable under the circumstances. In addition, the Company also changed the date of its annual indefinite life intangible impairment testing to January 1. All such tests performed as of January 1, 2006, June 1, 2005, and June 1, 2004 concluded that no impairment charges were required as of those dates.

Other intangible assets primarily represent customer-related intangible assets, such as customer lists and merchant contracts, non-compete agreements, and trademarks associated with acquisitions. Customer-related intangible assets, non-compete agreements, and the Europhil trademark are amortized using the straight-line method over their estimated useful lives of 2 to 30 years. The useful lives for customer-related intangible assets are determined based primarily on information concerning start/stop dates and yearly attrition. The useful lives of non-compete agreements are equal to the terms of the agreements. The useful life of the Europhil trademark is based upon the timeline of the Company’s plans to phase-out the Europhil brand name. The Company has determined that the trademarks other than the Europhil trademark have indefinite lives and these trademarks are therefore not being amortized.

During the Company’s first fiscal quarter ended August 31, 2005, management approved a plan to implement the Global Payments tradename and trademark in Europe in lieu of the MUZO trademark. The MUZO trademark had previously been treated as an indefinite-life intangible asset. An impairment loss of $2.2 million was recognized in connection with this plan and is included in cost of service in the accompanying unaudited consolidated statement of income for the nine months ended February 28, 2006.

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

Reserve for operating losses and sales allowances—As a part of its credit card processing and check guarantee services, the Company experiences merchant losses and check guarantee losses, which are collectively referred to as “operating losses.”

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

Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires all guarantees be recorded at their fair value at inception. The Company believes its potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. The Company estimates the fair value of these guarantees by adding a fair value margin to its estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of credit card sales volumes processed. Historically, this estimation process has been materially accurate.

In addition, the Company refunds a portion of its fees collected from merchants primarily as a result of billing and transaction processing adjustments. A provision for sales allowances is made for these refunds comprised of known amounts to be refunded and historical analysis based on a percentage of credit card sales volumes processed. Historically, this estimation process has been materially accurate.

As of February 28, 2006 and May 31, 2005, liabilities of $4.3 million and $4.2 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing and the provision for sales allowances. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees is included in cost of service and the charge for sales allowances is recorded as a reduction of revenue in the accompanying unaudited consolidated statements of income. For both the three month periods ended February 28, 2006 and 2005, the Company recorded such items in the amounts of $1.6 million. For the nine month periods ended February 28, 2006 and 2005, the Company recorded such items in the amounts of $4.7 million and $6.7 million, respectively.

The Company also has a check guarantee service. Similar to the credit card processing service, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company’s check guarantee loss reserve is based on historical and projected loss experiences. As of February 28, 2006 and May 31, 2005, the Company had check guarantee loss reserves of $6.1 million and $4.0 million, respectively, which are included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three month periods ended February 28, 2006 and 2005, the Company recorded such expenses of $5.0 million and $3.2 million, respectively. For the nine month periods ended February 28, 2006 and 2005, the Company recorded such expenses of $14.1 million and $10.0 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance. Under FIN 45, the Company believes the fair value of the check guarantee is equal to the fee charged for the guarantee service, and the Company defers this fee revenue until the guarantee is satisfied.

As the potential for merchants’ failure to settle individual reversed charges from consumers in the Company’s credit card processing offering and the timing of individual checks clearing the checkwriters’ banks in the Company’s check guarantee offering are not predictable, it is not practicable to calculate the maximum amounts for which the Company could be liable under the guarantees issued under the credit card processing and check guarantee service offerings. It is not practicable to estimate the extent to which merchant collateral or subsequent collections of dishonored checks, respectively, would offset these exposures due to these same uncertainties.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Global Payments’ effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 34.1% for both the three and nine month periods ended February 28, 2006 and 35.3% for both the three month and nine month periods ended February 28, 2005.

Accounting for foreign currencies—The Company has foreign subsidiaries operating in Belgium, Canada, the Czech Republic, Mexico, Spain, and the United Kingdom. The local currencies of these subsidiaries are the functional currencies, except for the subsidiary in Mexico whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change. For the three and nine month periods ended February 28, 2006 and February 28, 2005, such transaction gains or losses were not significant.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
	(in thousands)
Merchant services	$194,702	$170,302	$578,871	$502,922
Money transfer	30,457	25,224	90,417	73,744

	$225,159	$195,526	$669,288	$576,666

The Company’s services are provided primarily in the United States, Canada, and Europe. The following is a breakdown of revenues by geographic region:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
	(in thousands)
United States	$159,579	$136,463	$468,422	$414,515
Canada	50,627	44,269	156,529	129,380
Europe	14,953	14,794	44,337	32,771

	$225,159	$195,526	$669,288	$576,666

The following is a breakdown of the Company’s long-lived assets by geographic region:

	February 28, 2006	May 31, 2005
	(in thousands)
United States	$403,844	$408,573
Canada	155,300	146,391
Europe	92,217	95,602
Latin America	1,919	1,357

	$653,280	$651,923

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. However, the number of diluted shares used in calculating diluted earnings per share for the nine month period ended February 28, 2005 excludes options to purchase 0.4 million shares as these shares have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. The effect of such anti-dilutive options on the number of diluted shares was immaterial for the three and nine month periods ended February 28, 2006 and the three month period ended February 28, 2005. Other than stock options and restricted stock awards, no additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following tables set forth the computation of basic and diluted earnings per share for the three and nine month periods ended February 28, 2006 and 2005:

	Three Months Ended
	February 28, 2006			February 28, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$30,111	79,219	$0.38	$21,623	77,412	$0.28
Dilutive effect of stock options and restricted stock awards	—	3,552	(0.02)	—	2,794	(0.01)

Diluted EPS:
Net income available to common shareholders	$30,111	82,771	$0.36	$21,623	80,206	$0.27

	Nine Months Ended
	February 28, 2006			February 28, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$91,462	78,660	$1.16	$69,399	76,896	$0.90
Dilutive effect of stock options and restricted stock awards	—	3,232	(0.04)	—	2,572	(0.03)

Diluted EPS:
Net income available to common shareholders	$91,462	81,892	$1.12	$69,399	79,468	$0.87

At February 28, 2006, the Company has four stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Employee stock-based compensation is reflected in net income for restricted stock expense recognized in the period and for stock options that have been modified.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123: Accounting for Stock-Based Compensation (“FAS 123”) to stock-based employee compensation.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income:
As reported	$30,111	$21,623	$91,462	$69,399
Add: Stock compensation recognized under APB 25, net of related tax effects	1,722	517	2,229	2,575
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,555)	(2,789)	(7,214)	(9,229)

Pro forma net income	$28,278	$19,351	$86,477	$62,745

Basic earnings per share:
As reported	$0.38	$0.28	$1.16	$0.90
Pro forma	$0.36	$0.25	$1.10	$0.82
Diluted earnings per share:
As reported	$0.36	$0.27	$1.12	$0.87
Pro forma	$0.34	$0.25	$1.06	$0.80

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004): Share-based Payment (“FAS 123R”). FAS 123R amends FAS 123 to require adoption of the fair-value method of accounting for employee stock options, effective for the Company for the fiscal year beginning June 1, 2006. The transition guidance in FAS 123R specifies that the consolidated statements of income reflect compensation expense over the remaining vesting period of options granted prior to the effective date and over the vesting period for options granted subsequent to the effective date. The Company is in the process of evaluating the impact of FAS 123R on its consolidated financial statements.

NOTE 2—GOODWILL

The changes to the goodwill balance during the nine month period ended February 28, 2006 are as follows (in thousands):

Goodwill balance as of May 31, 2005	$372,744
Goodwill acquired	2,851
Effect of foreign currency translation on goodwill carrying value	6,880

Goodwill balance as of February 28, 2006	$382,475

NOTE 3—COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
	(in thousands)
Net income	$30,111	$21,623	$91,462	$69,399
Foreign currency translation, net of tax of $1,804 and $(2,852); $7,561 and $8,117, respectively	4,712	(4,058)	17,926	12,739

Total comprehensive income	$34,823	$17,565	$109,388	$82,138

NOTE 4—RETIREMENT BENEFITS

The components of net periodic benefit costs relating to Global Payments’ noncontributory defined benefit plan in accordance with Statement of Financial Accounting Standards No. 132(R): Employers’ Disclosures about Pensions and Other Post-retirement Benefits, revised 2003 are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	124	121	372	363
Expected return on plan assets	(126)	(112)	(378)	(336)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	48	10	145	30

Net periodic benefit cost	$46	$19	$139	$57

The Company is not required to contribute to the Global Payments’ noncontributory defined benefit plan in fiscal 2006, but may elect to do so. No contributions have been made to this plan in the nine month period ended February 28, 2006.

NOTE 5—RESTRUCTURING

During the fourth quarter of fiscal 2005, the Company, consistent with its strategy to leverage infrastructure and consolidate operations, committed to plans to close one location and consolidate its functions and certain other functions into existing locations. These restructuring plans required associated management and staff reductions and required contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. During the nine month period ended February 28, 2006, the Company incurred $1.9 million in restructuring expenses. The Company completed this restructuring plan on November 30, 2005 and paid substantially all accrued restructuring expenses during the three month period ended February 28, 2006. The Company did not incur restructuring charges in the comparable periods ending February 28, 2005.

The following schedule details the changes in the liability associated with these restructuring charges for the nine month period ended February 28, 2006:

	Liability Balance as of May 31, 2005	Costs Accrued During Fiscal 2006	Costs Paid During Fiscal 2006	Liability Balance as of February 28, 2006
	(in thousands)
One-time employee termination benefits	$511	$1,578	$(1,817)	$272
Contract termination costs	—	300	(294)	6

Totals	$511	$1,878	$(2,111)	$278

NOTE 6—COMMITMENTS AND CONTINGENCIES

Taxes

During the course of operations, management of the Company must interpret the meaning of various sales, property, income, and other tax laws in foreign and U.S. federal and state tax jurisdictions in order to account for its operations. Taxing authorities in those various jurisdictions may arrive at different interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits, which could result in additional taxes due in those jurisdictions. As of February 28, 2006, the Company has liabilities totaling $12.7 million for income tax and other matters that are probable of loss in future periods. The amount of the liability is based on management’s best estimate given the Company’s history with similar matters and interpretations of current laws and regulations.

Joint Venture

On September 8, 2005, the Company announced an agreement to form a joint venture with The Hongkong and Shanghai Banking Corporation Limited, or HSBC, to provide payment processing services to merchants in the Asia-Pacific region. Under the terms of the agreement, the Company will pay HSBC $67.2 million in cash to acquire a fifty-six percent ownership interest in the joint venture. The Company expects that this controlling interest will allow it to consolidate the results of operations of the joint venture in its consolidated statements of income. The Company anticipates the transaction will close within twelve months of the September 8, 2005 announcement date.

Merchant Contingency

During the three months ended February 28, 2006, Global Payments Inc. (“Global Payments” or “the Company”) became aware of suspicious processing activities by a new merchant customer (the “Merchant”) whose customer agreement with the Company was signed during October 2005. The Merchant is an online payment system that enables consumers to purchase goods and services from other companies through the internet. One of these companies (the “Marketing Entity”), with whom Global Payments has no contractual or other direct relationship, was purportedly operating a multi-level marketing scheme targeted to internet consumers. In connection with this purported scheme, a significant number of consumers used the Merchant’s online payment system. On or about January 31, 2006, the Company discontinued providing processing services to the Merchant. As of February 28, 2006, the Company believed the Merchant remained a going-concern and was using one of the Company’s competitors for its payment processing. Global Payments did not experience any operating losses in connection with the Merchant during the three month period ended February 28, 2006 as a result of the cash reserves held for this Merchant’s activities. Further, based on the Company’s knowledge of this matter as of April 6, 2006, and subject to the risks and uncertainties described below, the Company does not believe it will incur a material loss in connection with the Merchant in the future. The Company, however, cannot be certain of this opinion due to such risks and uncertainties and, therefore, it is possible that the Company may incur a material loss related to this matter, but it is not probable.

Between October 2005 and January 31, 2006, the Company processed $86.0 million in gross credit card sales volume for the Merchant. During this period, the Company accumulated a peak value of $47.6 million in cash reserves related to the Merchant to minimize a suspected, potential liability associated with charges that may be reversed by cardholders (“chargebacks”) in the future. As of February 28, 2006, the Company had received a significant amount of such chargebacks related to the Merchant. Many of these chargebacks were from cardholders claiming that the advertised service offered was not provided as they believed specified. The Company has applied these chargeback amounts and certain fees owed by the Merchant against the Company’s cash reserves related to the Merchant. Accordingly, of the $47.6 million in peak value cash reserves related to the Merchant, the Company held $35.1 million as of February 28, 2006.

The Company estimates that its potential uncollateralized loss exposure as of February 28, 2006 may equal $39.7 million (which is in excess of the cash reserves related to the Merchant described above), although the Company believes that an actual loss of this magnitude (or of any other material amount) is not probable based on the information available as of April 6, 2006. The Company calculated this estimate as follows: (i) $86.0 million in gross loss exposure from credit card processed sales volume related to the Merchant, less (ii) $47.6 million in peak value cash reserves related to the Merchant, plus (iii) $1.3 million in credit card interchange fees owed to the Company by the Merchant. The Company believes that the primary uncertainties as of this date that were involved in this estimation include the following: (i) the Company was unable to determine how much of the $86.0 million in credit card processed sales volume actually related to the Marketing Entity, as compared to the Merchant’s other customers, despite efforts by the Company to retrieve this information from the Merchant, (ii) the Company could not determine whether these cardholders were entitled to these chargebacks, (iii) the Company could not determine the total amount of chargebacks related to the Marketing Entity that it may receive in the future, (iv) the Company could not reasonably determine the ability of certain parties, as described below, to satisfy their indemnification and/or guarantee obligations to the Company, and (v) the Company could not reasonably determine whether it would be successful in defending against any potential litigation that would seek to require the Company to distribute to any other party all or part of its peak value cash reserves related to the Merchant of $47.6 million.

If the Company realizes a loss in connection with this situation, it intends to seek recovery from both the Merchant and also from the senior executive of the Merchant who provided the Company with a personal guarantee of the Merchant’s obligations, including monetary obligations. In addition, the Merchant was referred to the Company by one of the Company’s ISO relationships, which has also indemnified the Company for all losses arising from the Merchant. Further, the principal owner of this ISO has also provided the Company with a personal guarantee of the ISO’s obligations, in addition to a security interest in a separate merchant portfolio of this ISO. The Company, however, has a risk of loss if these parties fail to satisfy their indemnification and/or guarantee obligations.

For purposes of calculating the potential uncollateralized loss exposure of $39.7 million above, and in connection with any other statement included in this disclosure, the Company has assumed that it will be successful in defending against any litigation relating to its legal right to retain all of its cash reserves related to the Merchant and its right to apply chargebacks received related to the Merchant against such cash reserves. As of March 29, 2006, the Company believed that the Marketing Entity had ceased operations pursuant to a federal court order (the “Order”), and a court-appointed receiver had assumed control of this entity. This receiver has stated its position that the Order requires the Company to distribute to the receiver all of the Company’s cash reserves related to the Merchant and has requested that the Company comply. The Company maintains that the Order does not apply to such cash reserves and that it is legally entitled to retain these cash reserves and to apply them against received chargebacks related to the Merchant. Therefore, the Company has retained these cash reserves as of March 29, 2006. On March 27, 2006, the judge who appointed the receiver ruled that the Order does not apply to the Company and that the Order does not prohibit the Company from resolving chargebacks in its normal and customary fashion. Accordingly, subject to an appeal or request for reconsideration of the judge’s ruling, the Company will continue to process chargebacks in its normal and customary fashion, including retaining these cash reserves and applying them against received chargebacks related to the Merchant. As of April 6, 2006, it is unknown to the Company whether the receiver, or any other party, may initiate further litigation relating to the Company’s right to retain all of its cash reserves related to the Merchant or to the Company’s right to apply them against received chargebacks related to the Merchant. The potential outcome of any such litigation is also unknown to the Company as of this same date.

Since February 28, 2006, the Company has continued to apply received chargebacks related to the Merchant against the Company’s cash reserves related to the Merchant, which resulted in $23.5 million remaining in such cash reserves as of April 6, 2006. The Company is also disputing certain chargebacks with the applicable card issuing banks, pursuant to card association regulations. As of April 6, 2006, this effort has resulted in approximately $5.9 million in disputed chargebacks, which has favorably impacted, and has been included in, the $23.5 million cash reserve balance stated above as of this date. The Company, however, is uncertain if it will be successful in these chargeback disputes. Lastly, the Company has experienced a decline in the amount of received chargebacks related to the Merchant of more than 40% during the three weeks ended April 6, 2006 compared to the three weeks ended March 16, 2006. Based on this recent significant decline, and the Company’s normal experience in processing chargebacks, the Company believes as of April 6, 2006 that its cash reserves related to the Merchant will not be depleted from received chargebacks related to the Merchant. The Company, however, cannot be certain of this opinion due to the risks and uncertainties described above, and, therefore, it is possible that the Company may incur a material loss related to this matter, but it is not probable.

The Company maintains a reserve for operating losses, as described under Reserve for operating losses and sales allowances in Note 1 to these Notes to Unaudited Consolidated Financial Statements, but has not made any specific adjustment to that allowance as a result of the situation discussed above. The Company did not experience any operating losses in connection with the Merchant during the three month period ended February 28, 2006 as a result of the cash reserves held for this Merchant’s activities. Based on the factors described above, the Company believes a loss is possible, however the amount cannot be reasonably estimated.

NOTE 7—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Nine Months Ended
	February 28, 2006	February 28, 2005
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$34,532	$30,661
Interest paid	2,551	4,670

NOTE 8—RELATED PARTY TRANSACTIONS

As of May 31, 2005, the Canadian Imperial Bank of Commerce (“CIBC”) by itself or through an affiliate owned 15% of the Company’s outstanding common stock and was therefore considered to be a related party of the Company. According to a Schedule 13-D, as amended, filed by CIBC with the SEC on August 29, 2005, CIBC and its affiliates no longer owned any shares of the Company’s common stock as of August 24, 2005. As a result, the Company no longer considers CIBC to be a related party.

From time to time, in the course of settling consumer-to-consumer money transfer transactions, the Company purchases foreign currency from Consultoria Internacional Casa de Cambio (“CISA”), a Mexican company partially owned by certain Company employees. The Company purchased 1.1 billion Mexican pesos for $104.5 million and 1.0 billion Mexican pesos for $93.5 million during the three month periods ended February 28, 2006 and 2005, respectively, from CISA. The Company purchased 5.0 billion Mexican pesos for $465.7 million and 2.6 billion Mexican pesos for $225.7 million during the nine month periods ended February 28, 2006 and 2005, respectively, from CISA. The Company believes these currency transactions were executed at prevailing market exchange rates.

Also from time to time, consumer-to-consumer money transfer transactions are settled at destination facilities owned by CISA. The Company incurred related settlement expenses, included in cost of service in the accompanying unaudited consolidated statements of income, approximating $63,000 and $49,000, respectively, in the three month periods ended February 28, 2006 and 2005, and $202,000 and $152,000, respectively, in the nine month periods ended February 28, 2006 and 2005.

In the normal course of business, the Company periodically utilizes the services of contractors to provide software development services. An employee of the Company hired on April 18, 2005 is also an employee, officer, and part owner of a firm that provides such services. The services provided by this firm primarily relate to software development in connection with the Company’s next generation front-end processing system in the United States. During the three and nine month periods ended February 28, 2006, the Company capitalized fees paid to this firm of $0.5 million and $1.8 million respectively. As of February 28, 2006 and May 31, 2005, capitalized amounts paid to this firm of $2.2 million and $0.4 million, respectively, were included in property and equipment in the accompanying consolidated balance sheets. Since the related software has not yet been placed in service, no amortization expense has been recorded in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

General

We are a leading payment processing company. As a high-volume processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies, and other profit and non-profit business enterprises to facilitate payments for the purchase of goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. Including our time as part of National Data Corporation, later known as NDCHealth, or NDC, and now a subsidiary of Per-Se Technologies Inc., we have provided payment processing services since 1967. We were incorporated in Georgia as Global Payments Inc. in September 2000.

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

For both the three and nine months ended February 28, 2006, 86% of our total revenue arose from our merchant services offerings. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Our money transfer product and service offerings include a variety of services such as consumer-to-consumer and business-to-business money transfer, financial electronic data interchange, and account balance, management information, and depositing reporting. For both the three and nine months ended February 28, 2006, 14% of our total revenue arose from money transfer services.

We market our products and services through a variety of sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, trade associations, alliance bank relationships, retail outlets, and financial institutions.

Executive Overview

For the three months ended February 28, 2006, our revenue grew 15% to $225.2 million. For the nine months ended February 28, 2006, our revenue grew 16% to $669.3 million. This revenue growth was primarily due to growth in our North American direct merchant services and consumer-to-consumer money transfer offerings.

Operating income was $48.1 million for the three months ended February 28, 2006, which resulted in an increase in operating margin to 21.4% for the three months ended February 28, 2006. Operating income was $148.7 million for the nine months ended February 28, 2006, which resulted in an increase in operating margin to 22.2% for the nine months ended February 28, 2006. These increases were largely a result of greater economies of scale and continued cost containment programs.

Our revenue growth and margin improvements resulted in a 39% increase in net income to $30.1 million and a 33% increase in our diluted earnings per share to $0.36 per share for the three months ended February 28, 2006. Our revenue growth and margin improvements resulted in a 32% increase in net income to $91.5 million and a 29% increase in our diluted earnings per share to $1.12 per share for the nine months ended February 28, 2006. The results for the nine months ended February 28, 2006 include $1.9 million, or 0.3% of revenue, in restructuring expenses ($1.2 million net of tax, or $0.01 per share), associated with the plan announced in our fourth quarter of fiscal 2005. We completed this restructuring plan on November 30, 2005.

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

On August 30, 2005, Hurricane Katrina made landfall along the gulf coast of Louisiana, Mississippi, and Alabama, causing widespread and severe damage to significant portions of those states. We have estimated that lost revenue from customers for fiscal 2006 directly related to Hurricane Katrina will be $2.0 million to $3.0 million, which may result in a decrease in diluted earnings per share of approximately $0.01. In the nine months ended February 28, 2006, we experienced increased losses in our check guarantee offerings primarily related to the unfavorable impact of the hurricane on our collection efforts. We did not incur significant property damage or other direct losses as a result of Hurricane Katrina.

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

During the three months ended February 28, 2006, we became aware of suspicious processing activities by a new merchant customer whose customer agreement with us was signed during October 2005. We did not experience any operating losses in connection with this merchant during the three months ended February 28, 2006. Based on the factors described in Note 6 to the unaudited consolidated financial statements we believe a loss is possible, however, the amount of such loss cannot be reasonably determined as of February 28, 2006.

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

Results of Operations

In the three months ended February 28, 2006, revenue increased $29.7 million or 15% to $225.2 million from $195.5 million in the prior year’s comparable period. In the nine months ended February 28, 2006, revenue increased $92.6 million or 16% to $669.3 million from $576.7 million in the prior year’s comparable period. We attribute this revenue growth primarily to increases from our direct merchant services and consumer-to-consumer money transfer offerings. Based on our results, we are raising our fiscal 2006 annual revenue guidance to a range of $896 million to $903 million, reflecting growth of 14% to 15%, compared to $784 million in fiscal 2005, excluding the impact, if any, of the recently announced joint venture with HSBC that has not yet closed.

During fiscal 2005, we reclassified a small portion of our money transfer service offering to merchant services to better align those service offerings. The service offering revenue for prior year periods presented reflect such reclassifications. Our service offering revenues from external customers are as follows (dollars in millions):

	Three Months Ended February 28,			Nine Months Ended February 28,
	2006	2005	% Change	2006	2005	% Change
Merchant services	$194.7	$170.3	14%	$578.9	$502.9	15%
Money transfer	30.5	25.2	21%	90.4	73.8	23%

	$225.2	$195.5	15%	$669.3	$576.7	16%

Merchant services

Revenue from our merchant services offering in the third quarter of fiscal 2006 increased by $24.4 million or 14% to $194.7 million from $170.3 million in the prior year’s comparable period. In the nine months ended February 28, 2006, merchant services revenue increased $76.0 million or 15%, to $578.9 million, up from $502.9 million in the prior year’s comparable period.

We have continued to grow our domestic direct merchant channel by adding small and mid-market merchants in diversified vertical markets. The increase in revenue reflects more than 20% and high teen percentage range transaction growth in our domestic direct card merchant channel, primarily through growth in our ISO channel, for the three and nine month periods ended February 28, 2006, respectively, compared to the comparable periods in the prior year. Our domestic direct credit card average dollar value of transaction, or average ticket, and our average discount revenue per dollar value volume, or spread, grew in the low single digits for the three and nine months ended February 28, 2006, compared to the same periods in the prior year. Our total domestic direct revenue grew approximately 20% and in the high teen percentage range for the three and nine month periods ended February 28, 2006, respectively. We expect our domestic direct channel revenue growth for fiscal 2006 to be in the mid teen to high teen percentage range.

Our total Canadian revenue for the three and nine month periods ended February 28, 2006 grew in the low teens and greater than 20%, respectively, compared to the same periods in the prior year. These increases are due in part to growth in our total credit and debit card transactions processed in Canada for the three and nine months ended February 28, 2006 in the low single digits over the same periods in the prior year. A significant driver of our Canadian revenue growth relates to our Canadian credit card spread, which increased in the low double digit and 20% ranges in the three and nine months ended February 28, 2006, respectively, over the same periods in the prior year. The improvement in our Canadian credit card spread is a result of strategic pricing initiatives implemented during the three month periods ended February 28, 2005 and August 31, 2005, in addition to the benefit from no longer processing under our low margin, high-risk Air Canada contract. Our Canadian revenue was also favorably impacted by a stronger year-over-year Canadian currency exchange rate. This growth was partially offset by declines in our credit card average ticket in the low single digit and mid single digit percentage ranges for the three and nine months ended February 28, 2006, respectively, compared to the same periods in the prior year, which was expected due to our decision to exit from our contract with Air Canada for processing transactions. We do not anticipate that our Canadian revenue growth will continue at these rates for the remainder of our fiscal year 2006, with a potential reduction in growth rate to high single digit percentage levels. As a net result, we continue to anticipate fiscal 2006 Canadian revenue growth in the mid teen to high teen percentage range.

Our Central and Eastern European merchant operations continue to perform as expected. For the nine months ended February 28, 2006, revenue grew by more than 20% compared to the same period in the prior year. This growth was driven by greater than 20% growth in ATM authorization and point-of-sale transactions in addition to large equipment sales. We continue to anticipate deconverting the large customer that, prior to the closing of our MUZO acquisition, had given notice to move its business. The deconversion process started toward the end of our second fiscal quarter 2006. Additionally, there are other factors that we expect will unfavorably impact our revenue growth for this channel for the remainder of fiscal year 2006, including an expected unfavorable Czech currency exchange rate compared to last year, the impact of customer attrition, price reductions granted on contract renewals, and the timing of non-recurring revenue in the prior fiscal year. These factors caused a decline in revenues in the three month period ended February 28, 2006 over the comparable period in the prior year in the low single digit percentage range. Despite all of these factors, we continue to anticipate revenue growth in this channel in the high single digit to low teen range for fiscal 2006. We remain pleased with our growth prospects in this channel, and we continue to believe in the long-term attractiveness of the Central and Eastern European payments market.

We experienced continued and expected declines in our domestic indirect channel, which consisted of decreases in the mid teen percentage range, for the three and nine months ended February 28, 2006 over the comparable periods in the prior year. We attribute these declines to the industry consolidation of financial institutions and competitive pricing pressures, and continue to expect these factors to lead to a mid teen to high teen percentage decline in revenue for this channel for fiscal 2006. However, due to potential price reductions granted on contract renewals, revenue for this channel may decline more than 20% during the remainder of our fiscal year.

Money transfer

Revenue from our money transfer services offering increased by $5.3 million or 21%, to $30.5 million in the three months ended February 28, 2006, from $25.2 million in the prior year’s comparable period. In the nine months ended February 28, 2006, money transfer revenue increased $16.7 million or 23%, to $90.4 million, from $73.7 million in the prior year’s comparable period.

Revenue in the consumer-to-consumer money transfer service offering is primarily driven by transaction levels and unit pricing in our DolEx-branded services. Our business strategy is to price our money transfer services competitively, which we believe will further expand our customer base and increase our market share. We opened more than 30 new branches during the quarter, raising our total U.S. DolEx branch network to more than 790 locations. Our use of fixed-cost employees rather than variable-cost agents enhances this strategy, as we expect higher transaction levels will provide significant future operating leverage. For the three and nine months ended February 28, 2006, we experienced greater than 30% and greater than 20% growth, respectively, in money transfer transactions due to strong same-store sales and an increasing branch footprint, partially offset by market-driven downward pressure on transaction pricing. Our DolEx-branded revenue in the United States increased by more than 20% and in the high teen percentage range for the three and nine months ended February 28, 2006, respectively. We expect this revenue to grow in the high teen percentage range for fiscal 2006.

An additional driver of our money transfer revenue growth for the three and nine months ended February 28, 2006 has been the impact of our Europhil acquisition, which annualized during December 2005. Due to the fixed-cost nature of our model and the relatively small size of our European money transfer presence, the Europhil branch network is still in an investment phase and is not currently contributing to earnings. In addition, we expect Europhil’s year-over-year revenue to decline during the fourth quarter of our fiscal 2006 due to a service offering rationalization, a market-based pricing strategy to attract new customers, and an anticipated unfavorable year-over-year Euro currency exchange rate. These results are consistent with our expectations for Europhil at this stage, and we continue to believe that Europhil will provide long-term revenue and earnings growth.

Operating expenses

Cost of service increased by $1.5 million or 2%, to $88.9 million in the three months ended February 28, 2006, from $87.4 million in the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 39% in the three months ended February 28, 2006 from 45% in the prior year’s comparable period.

Cost of service increased by $21.8 million or 9%, to $269.0 million in the nine months ended February 28, 2006 from $247.2 million in the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 40% in the nine months ended February 28, 2006 from 43% in the prior year’s comparable period.

These declines in cost of service as a percentage of revenue are related to savings on telecommunications expenses, savings from exiting our shared service agreement with NDCHealth, and a decrease in our merchant card operating losses primarily as a result of improved risk management technology tools, collection efforts, and other operational improvements, particularly related to our Canadian merchants. These reductions were offset by increases in our check guarantee and gaming losses, which resulted primarily from growth in the channel, and the unfavorable impact on the nine months ended February 28, 2006 of last summer’s hurricane season on our collection efforts and claims. As described in Note 1 in the notes to unaudited consolidated financial statements, during our first fiscal quarter ended August 31, 2005, we recognized an impairment loss of $2.2 million in connection with the MUZO trademark, which is included in cost of service in the accompanying unaudited consolidated statement of income for the nine months ended February 28, 2006.

Sales, general and administrative expenses increased by $18.3 million or 26% to $88.2 million in the three months ended February 28, 2006 from $69.9 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 39% for the three months ended February 28, 2006 compared to 36% for the prior year’s comparable period.

Sales, general and administrative expenses increased by $40.9 million or 20% to $249.8 million in the nine months ended February 28, 2006 from $208.9 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 37% for the nine months ended February 28, 2006 compared to 36% for the prior year’s comparable period.

The increase in sales, general and administrative expenses as a percentage of revenue is primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel, partially offset by vendor rate reductions and other cost containment initiatives. The ISO channel generally produces lower margins than our other channels due to the ongoing commission payments to the ISOs. The ISO commission model differs from our other sales channels where the commissions are paid primarily for a twelve-month period.

During the nine months ended February 28, 2006, we incurred $1.9 million, or 0.3% of revenue, in restructuring expenses. We completed the related restructuring plans on November 30, 2005. Refer to Note 5 to the unaudited consolidated financial statements.

Operating income

Operating income increased $9.9 million or 26% to $48.1 million for the three months ended February 28, 2006 compared to $38.2 million for the same period in the prior year. This resulted in an operating margin of 21.4% for the three months ended February 28, 2006 compared to 19.5% the prior year’s comparable period.

Operating income increased $28.1 million or 23% to $148.7 million for the nine months ended February 28, 2006 compared to $120.6 million for the same period in fiscal 2005. This resulted in an operating margin of 22.2% for the nine months ended February 28, 2006 compared to 20.9% for the prior year’s comparable period.

The changes in operating income and operating margins are primarily due to the revenue growth factors and benefits from the cost factors described above. We anticipate an operating income margin of 22.0% to 22.3% for fiscal 2006, excluding restructuring expenses and the impact of the recently announced joint venture with HSBC that has not yet closed.

Other income/expense

Interest and other income/expense decreased as a net expense by $2.7 million to net income of $0.5 million for the three months ended February 28, 2006 compared to a net expense of $2.2 million in the prior fiscal year.

Interest and other income/expense decreased as a net expense by $4.5 million to $0.4 million for the nine months ended February 28, 2006 compared to a net expense of $4.9 million in the prior fiscal year.

These net decreases are due to increased interest income resulting from higher accumulated cash balances, higher interest income investment rates, and reduced borrowings on our lines of credit during the three and nine months ended February 28, 2006 compared to the same periods in the prior year. These favorable items were partially offset by increased interest expense related to our relationship with National Bank of Canada as discussed under Liquidity and Capital Resources below. For fiscal 2006, we expect interest and other income to essentially offset net interest and other expense, excluding any impact of the recently announced joint venture with HSBC that has not yet closed.

Minority interest

Minority interest increased $0.2 million, or 12%, to $1.9 million for the three months ended February 28, 2006 compared to $1.7 million in the comparable period in the prior fiscal year.

Minority interest increased $0.8 million, or 15%, to $6.3 million for the nine months ended February 28, 2006 compared to $5.5 million in the comparable period in the prior fiscal year.

These increases reflect growth in our joint venture with Comerica Bank. For fiscal 2006, we are expecting minority interest to be between $8.0 million to $9.0 million, excluding the impact of the recently announced joint venture with HSBC that has not yet closed.

Net income

Net income increased $8.5 million, or 39%, to $30.1 million in the three months ended February 28, 2006 from $21.6 million in the prior year’s comparable period, resulting in a $0.09 increase in diluted earnings per share to $0.36 in the three months ended February 28, 2006 from $0.27 in the prior year’s comparable period.

Net income increased $22.1 million, or 32%, to $91.5 million in the nine months ended February 28, 2006 from $69.4 million in the prior year’s comparable period, resulting in a $0.25 increase in diluted earnings per share to $1.12 in the nine months ended February 28, 2006 from $0.87 in the prior year’s comparable period. The net income for the nine months ended February 28, 2006 reflects restructuring charges of $1.2 million net of tax, or $0.01 diluted earnings per share, as a result of our fiscal 2005 restructuring activities, as described in Note 5 in the notes to unaudited consolidated financial statements.

Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 34.1% for both the three and nine month periods ended February 28, 2006 and 35.3% for both the three month and nine month periods ended February 28, 2005. These decreases are primarily due to tax planning initiatives and the impact of our growth in European markets where statutory rates are lower than U.S. rates.

As a result of our strong growth for the nine months ended February 28, 2006, we are raising our expected diluted earnings per share to range from $1.48 to $1.51 for fiscal 2006, excluding restructuring expenses and the impact of the recently announced joint venture with HSBC that has not yet closed. This forecast is based on an expected diluted weighted average shares outstanding of approximately 82.0 million to 82.5 million shares.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At February 28, 2006, we had cash and cash equivalents totaling $213.1 million.

Net cash provided by operating activities increased $40.1 million, or 21%, to $228.1 million for the nine months ended February 28, 2006 from $188.0 million for the comparable period in the prior year. The increase in cash flow from operations was primarily due to the increase in net income and the change in settlement processing assets and liabilities. The change in settlement processing relates to timing differences and certain changes in settlement processing transactions in Canada. These timing differences are primarily due to the fluctuations in volume, the net funding with our Members of credit and debit card sales volume funded to merchants, and the settlements received from the card associations and debit networks. We have changed our settlement practices with National Bank of Canada, or NBC, and the Canadian Imperial Bank of Commerce, or CIBC. Prior to our fiscal 2006, we transferred funds to NBC to minimize charges from NBC related to its provision of same day value to certain Canadian customers. During our fiscal 2006, we withdrew these funds from NBC, which decreased the NBC-related settlement processing assets. Further, our migration of a large portion of our Canadian VISA merchant portfolio away from same day value has also served to lower our settlement processing assets. “Same day value” is the practice of giving merchants value for credit card transactions on the date of the applicable sale even though we receive the corresponding settlement funds from VISA Canada/International at a later date. See Settlement processing assets and obligations under Note 1 in the notes to unaudited consolidated financial statements for additional details. In addition, we experienced a significant increase in cash reserves related to a particular merchant during the three months ended February 28, 2006, as described in Note 6 in the notes to unaudited consolidated financial statements.

Net cash used in investing activities decreased $36.9 million to $21.2 million for the nine months ended February 28, 2006, from $58.1 million for the comparable period in the prior year, arising primarily from a decrease in cash paid for business acquisitions. Business acquisition activity in the first nine months of our fiscal 2006 required only $3.4 million, primarily for the acquisition of approximately 45 DolEx branches, as compared to $30.5 million in the first nine months of our fiscal 2005, which included $20.6 million for the acquisition of Europhil and $7.8 million for the acquisition of Comerica’s interest in Cash & Win.

Capital expenditures decreased $9.8 million to $17.8 million for the nine months ended February 28, 2006, from $27.6 million for the nine months ended February 28, 2005. These expenditures primarily relate to systems development and hardware relating to our consolidation of our two U.S. platforms and the platform operated by NDCHealth to a single platform. We completed our NDC data center relocation during the three months ended November 30, 2005. The capital expenditures for the nine months ended February 28, 2006 also include DolEx branch expansion. In fiscal 2006, we expect approximately $23 million to $28 million in total capital spending primarily to invest in ongoing capital for acquired businesses, as well as systems development and hardware relating to our next generation front-end processing system and platform consolidation.

Net cash used in financing activities for the nine months ended February 28, 2006 was $53.4 million compared to net cash used in financing activities for the nine months ended February 28, 2005 of $113.1 million. The decrease in cash used in financing activities was primarily due to lower repayments on our Canadian line of credit. No amounts have been outstanding on our Canadian line of credit, as of the end of our fiscal periods, after August 31, 2005.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. In addition, if we were to incur any uncollateralized loss due to the merchant matter described in Note 6 in the notes to unaudited consolidated financial statements, we believe that we could satisfy this obligation using existing cash and/or borrowings under our $350 million U.S. Credit Facility described below. As described in Note 6 in the notes to unaudited consolidated financial statements, we announced an agreement to form a joint venture with HSBC to provide payment processing services to merchants in the Asia-Pacific region. Under the terms of the agreement, we will pay HSBC $67.2 million in cash to acquire a fifty-six percent ownership interest in the joint venture. We anticipate the transaction will close within twelve months of the September 8, 2005 announcement date. As of February 28, 2006, we do not have any material capital commitments, other than commitments under capital and operating leases, planned capital expenditures, and the payment to HSBC discussed above.

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

Credit Facilities

On November 25, 2003, we entered into a three year, $350 million revolving credit facility agreement with a syndicate of U.S. banks, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of February 28, 2006. The facility expires in November 2006 and has a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position. We plan to renew or replace the U.S. Credit Facility.

In addition, the U.S. Credit Facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. As of February 28, 2006, we had no borrowings outstanding on our U.S. Credit Facility. As of May 31, 2005, we had $50 million outstanding on this credit facility.

On November 18, 2005, we entered into a 364 day amended and restated credit facility, which we refer to as our Canadian Credit Facility, with CIBC as administrative agent and lender. The Canadian Credit Facility allows us to provide certain Canadian merchants with “same day value” for their VISA credit card deposits. Same day value is the practice of giving merchants value for credit card transactions on the date of the applicable sale even though we receive the corresponding settlement funds from VISA Canada/International at a later date. The amounts borrowed under the Canadian Credit Facility are restricted in use to pay Canadian VISA merchants and such amounts are generally received from VISA Canada/International on the following day. The Canadian Credit Facility consists of a revolving line of credit of up to $50 million Canadian, or $44 million U.S. based on exchange rates existing on February 28, 2006, and is provided by CIBC, with participation by a U.S. bank as agreed between these lenders. The Canadian Credit Facility also contains an additional overdraft facility available to cover larger advances during periods of peak credit card usage.

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the Members’ accounts receivable from VISA Canada/International for our transactions processed through the CIBC VISA BIN, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of February 28, 2006. The Canadian Credit Facility is scheduled to expire on November 17, 2006, and can be renewed for up to two consecutive 364 day periods at the option of all parties. We plan to seek renewal or replacement of the Canadian Credit Facility, but in the event we are unable to do so, we believe we can meet our capital requirements under the U.S. Credit Facility. As of February 28, 2006, we had no borrowings outstanding on our Canadian Credit Facility. As of May 31, 2005, we had $10.8 million (Canadian) outstanding on this credit facility, or $8.6 million (U.S.), based on the exchange rate in effect on that date. We experienced this reduction in borrowings, and we reduced the size of this facility effective November 18, 2005, primarily due to the migration of the Canadian portfolio (except for certain managed merchant accounts and large accounts) away from same day value and an increase in the amount of surplus cash maintained in Canadian dollar cash accounts to meet working capital requirements.

Application of Critical Accounting Policies

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues, and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis; however, in many instances we reasonably could have used different accounting estimates, and in other instances changes in our accounting estimates are reasonably likely to occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.” The accounting estimates that we believe are most important to an understanding of our consolidated financial statements are discussed below.

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

Reserve for operating losses and sales allowances— As a part of its credit card processing and check guarantee services, we experience merchant losses and check guarantee losses, which we collectively refer to as “operating losses.”

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

As of February 28, 2006 and May 31, 2005, liabilities of $4.3 million and $4.2 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing and are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees is included in cost of service and the charge for sales allowances is recorded as a reduction of revenue, in the accompanying unaudited consolidated statements of income. For both the three month periods ended February 28, 2006 and 2005, we recorded such items in the amounts of $1.6 million. For the nine month periods ended February 28, 2006 and 2005, we recorded such items in the amounts of $4.7 million and $6.7 million, respectively.

We also have a check guarantee service. Similar to the credit card processing service, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of February 28, 2006 and May 31, 2005, we had check guarantee loss reserves of $6.1 million and $4.0 million, respectively, which are included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the valuation allowance are included in cost of service in the accompanying unaudited consolidated statements of income. For the three month periods ended February 28, 2006 and 2005, we recorded such expenses of $5.0 million and $3.2 million, respectively, for these losses. For the nine month periods ended February 28, 2006 and 2005, we recorded such expenses of $14.1 million and $10.0 million, respectively, for these losses. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance. Under FIN 45, we believe the fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied.

As the potential for merchants’ failure to settle individual reversed charges from consumers in our credit card processing offering and the timing of individual checks clearing the checkwriters’ banks in our check guarantee offering are not predictable, it is not practicable to calculate the maximum amounts for which we could be liable under the guarantees issued under the credit card processing and check guarantee service offerings. It is not practicable to estimate the extent to which merchant collateral or subsequent collections of dishonored checks, respectively, would offset these exposures due to these same uncertainties.

Goodwill and long-lived asset valuations—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, property and equipment, and other intangible assets may warrant revision or may not be recoverable. Goodwill and other indefinite-life intangible assets are evaluated for impairment by applying a fair value based test. As discussed in Note 1 in the notes to unaudited consolidated financial statements, we recorded an impairment of the MUZO trademark during the nine months ended February 28, 2006. Property and equipment and finite-lived intangible assets are evaluated for impairment when facts and circumstances indicate the carrying value of such assets may exceed their fair values. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in our Quarterly Report on Form 10-Q for the period ended August 31, 2005 for information on those matters which could adversely affect our business and results of operations.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Euros and currencies of Canada, Latin American countries, the Czech Republic, and to a lesser extent, the United Kingdom. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the three and nine months ended February 28, 2006, foreign currency exposures increased our revenues by $2.0 million and $9.5 million, respectively, over the comparable periods in the prior year. For the three and nine months ended February 28, 2006, foreign currency exposures increased our net income by $1.0 million and $3.8 million, respectively, over the comparable periods in the prior year, calculated by applying our consolidated effective income tax rate for the appropriate period.

Item 4. Controls and Procedures

We concluded an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended February 28, 2006. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of the end of the quarterly period ended February 28, 2006, our management, including our principal executive officer and our principal financial officer, concluded that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

There have been no significant changes during the third quarter of fiscal 2006 to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 6. Exhibits

List of Exhibits

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

18	Preferability Letter from Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: April 7, 2006	/S/ JOSEPH C. HYDE
Joseph C. Hyde
Chief Financial Officer

Date: April 7, 2006	/S/ MARTIN A. PICCIANO
Martin A. Picciano
Chief Accounting Officer