Form 10-K
period 2006-05-31
GLOBAL PAYMENTS INC
filed 2006-08-04
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

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

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                                                     Accelerated filer  ☐                                                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all named executive officers, directors, and shareholders owning 15% or more of the outstanding shares of common stock as of November 30, 2005, are “affiliates” of the Registrant) was $3,425,122,491 based upon the last reported sale price on the New York Stock Exchange on November 30, 2005.

The number of shares of the registrant’s common stock outstanding at July 26, 2006 was 79,906,253 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s proxy statement for the 2006 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.

2006 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTICE REGARDING

FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this report to “Global Payments,” the “Company,” “we,” “us,” and “our” refer to Global Payments Inc. and our respective subsidiaries.

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; the amount of future results of operations, such as revenue, certain expenses, operating margins, income tax rates, shares outstanding, capital expenditures, operating metrics, and earnings per share; our success and our timing in developing and introducing new products or services and expanding our business; and the successful integration of future acquisitions. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plan,” “forecast,” “guidance” and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Item 1A—Risk Factors of this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission, or SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

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

New York Stock Exchange, Inc.

20 Broad Street

New York, NY 10005

PART I

ITEM 1—	BUSINESS

General Developments

Financial Highlights

In the year ended May 31, 2006, or fiscal 2006, revenue increased $123.8 million or 16% to $908.1 million from $784.3 million in the year ended May 31, 2005, or fiscal 2005. This revenue growth was primarily due to growth in our North American direct merchant services offerings and our money transfer segment. Consolidated operating income was $201.1 million for fiscal 2006, compared to $160.1 million for fiscal 2005, which resulted in an increase in operating margin to 22.1% for fiscal 2006 from 20.4% for fiscal 2005. Net income increased $32.6 million, or 35%, to $125.5 million in fiscal 2006 from $92.9 million in the prior year, resulting in a $0.37 increase in diluted earnings per share to $1.53 in fiscal 2006 from $1.16 in fiscal 2005.

Merchant services segment revenue increased $100.6 million or 15% to $788.5 million in fiscal 2006 from $687.9 million in fiscal 2005, and money transfer segment revenue increased $23.1 million or 24% to $119.6 million in fiscal 2006 from $96.5 million in fiscal 2005. Merchant services segment operating income increased $40.2 million or 22% to $224.2 million in fiscal 2006 from $184.0 million in fiscal 2005, with operating margins of 28% and 27% for fiscal 2006 and 2005, respectively. Money transfer segment operating income increased $2.1 million or 13% to $18.7 million in fiscal 2006 from $16.6 million in fiscal 2005, with operating margins of 16% and 17% for fiscal years 2006 and 2005, respectively.

The consolidated operating income amounts reflect restructuring and other charges of $1.9 million, or $0.01 per diluted share, and $3.7 million, or $0.03 per diluted share, in fiscal 2006 and fiscal 2005, respectively. Restructuring and other charges represented 0.2% and 0.5% of revenue in the fiscal year 2006 and 2005, respectively. These charges primarily relate to severance and facility closure costs due to elimination of redundant activities and facilities.

Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed explanation of these results.

Asia-Pacific Joint Venture

On September 8, 2005, we entered into an agreement to form a joint venture with The Hongkong and Shanghai Banking Corporation Limited, or HSBC, to provide payment processing services to merchants in the Asia-Pacific region. This transaction closed on July 24, 2006. Under the terms of the agreement, we paid HSBC $67.2 million in cash to acquire a fifty-six percent ownership interest in the joint venture. We expect that this controlling interest will allow us to consolidate the results of operations of the joint venture in our consolidated statements of income. Forward looking statements in this Report on Form 10-K include our expectations of the joint venture’s results of operations.

Data Center Relocation

We completed the relocation of our primary data center to our Atlanta headquarters by the end of the second quarter of fiscal 2006. The primary purpose of the relocation was to comply with an IRS requirement regarding our facility lease with NDCHealth, previously known as National Data Corporation, or NDC, and currently a subsidiary of Per-Se Technologies, Inc. NDC was our landlord and former parent company. We believe this relocation was consistent with the expectations of the IRS regarding the tax-free nature of the spin-off from NDCHealth which occurred on January 31, 2001.

Stock Split

On July 19, 2005, our board of directors authorized a two-for-one stock split effected in the form of a stock dividend. As a result of the stock split, each shareholder received one additional share of our common stock for each share of common stock held of record on October 14, 2005. The shares resulting from the split were distributed by our transfer agent on October 28, 2005. The stock split increased the number of shares of our common stock outstanding at that time from approximately 39 million to approximately 78 million shares. This stock split has been given retroactive effect in the accompanying consolidated financial statements and notes to consolidated financial statements for all periods presented. When the split was effected, the exercise price of all outstanding stock options was reduced by 50% and the numbers of options both outstanding and remaining for future grants increased by 100%.

Business Description

We are a leading payment processing and consumer money transfer company. As a high-volume processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction or money transfer can be completed. Including our time as part of NDC, we have provided payment processing services since 1967. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun off from NDC on January 31, 2001.

We market our products and services throughout the United States, Canada and Europe, and we also conduct business in Latin America, Morocco and the Philippines through our money transfer offerings. We operate in two business segments, merchant services and money transfer, and we offer various products through these segments. Our merchant services segment targets customers in many vertical industries, including financial institutions, government, professional services, restaurants, universities, utilities, gaming, retail and health care. Our money transfer segment primarily targets immigrants in the United States and Europe. See Note 11 in the notes to consolidated financial statements for additional segment information.

Total revenues from our merchant services and money transfer segments, by geography and sales channel, are as follows:

	2006	2005	2004
	(in thousands)
Domestic direct	$481,273	$410,047	$346,974
Canada	208,126	175,190	155,468
Central and Eastern Europe	47,114	40,598	10,216
Domestic indirect and other	51,987	62,033	74,159

Merchant services	788,500	687,868	586,817

Domestic	109,067	91,448	42,503
Europe	10,489	5,015	—

Money transfer	119,556	96,463	42,503

Total revenue	$908,056	$784,331	$629,320

Merchant Services Segment

Our offerings in the merchant services segment provide merchants, independent sales organizations, or ISOs, and financial institutions with credit and debit card transaction processing, as well as check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and ISOs on an unbundled basis, that in turn resell our products and services to merchants. We also offer sales, installation, and servicing of ATM and point of sale, or POS, terminals and selected card issuing services, which are components of indirect merchant services, through Global Payments Europe, a.s., formerly known as MUZO, which is our subsidiary based in the Czech Republic. Our direct merchant services are marketed in the United States and Canada and our indirect merchant services are marketed in the United States, Canada and Central and Eastern Europe.

Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Direct Merchant Services

We market our services through a variety of sales channels that includes a dedicated sales force, ISOs, an internal telesales group, trade associations, alliance and agent bank relationships, retail outlets and financial institutions. In addition to receiving referrals from approximately 1,500 bank branch locations in Canada, we have affiliations with hundreds of organizations, including financial institutions, alliance bank branch locations, trade associations, and value added resellers, or VARs, in the United States that provide sales leads. Additionally, we market directly to customers through print advertising and direct mail efforts. We also participate in major industry tradeshows and publicity events and actively execute various public relations campaigns. We pursue this strategy because we believe that it utilizes one of the lowest cost delivery systems available to acquire target customers successfully.

Credit and Debit Card Transaction Processing

Credit and debit card transaction processing includes VISA, MasterCard and on-line and off-line debit card processing. Credit and debit card processing involves a consumer or cardholder acquiring goods or services from a merchant and using a credit or debit card as the form of payment. The term “merchant” generally refers to any organization that accepts credit or debit cards for the payment of goods and services, such as retail stores, including physical locations and internet sites, mail order or telephone order outlets, restaurants, universities, and government agencies. We are the processing intermediary between the merchant and the card associations, debit networks, and financial institutions.

Although card transactions may appear to be simple, a transaction requires a complex process involving various participants in a series of electronic connections. In addition to electronic transaction payment processors such as Global Payments, also known as merchant acquirers, participants in this process include card issuers, cardholders, merchants, members, and card associations. Card issuers are financial institutions that issue credit and debit cards to approved applicants and are identifiable by their trade name typically imprinted on the issued cards.

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

A card transaction begins when a cardholder presents a card for payment at a merchant location and the merchant swipes the card’s magnetic strip through a POS terminal card reader, which may be provided by Global Payments. Alternatively, card and transaction information may be captured and transmitted to our network through a POS device by one of a number of products that we offer directly or through a VAR. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed defined limits. The terminal electronically records sales draft information, such as the credit card identification number, transaction date, and dollar value of the goods or services purchased. Debit card payments differ slightly from traditional credit card transactions in that the cardholder is required to have sufficient funds available in a deposit account at the time of the transaction, or the debit card transaction will not be authorized. PIN-based or on-line debit transactions are sent through a debit network, while signature-based, off-line debit, or check card transactions are sent through card associations and require a signature at the time of purchase. Also, PIN-based or on-line debit transactions typically deduct the purchase amount from the cardholder’s deposit account within a day of the purchase, depending on the time of the purchase. Signature-based, off-line debit, or check card transactions typically debit the cardholder’s deposit account two to three days after the purchase, although the funds are “held” with a memo posted to the cardholder’s bank account. A credit card posts to a cardholder’s account, reducing the available credit limit in a similar manner.

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

Electronic draft capture is the process of transferring sales draft data into an electronic format so that it may be sent through networks for clearing and settlement. The card associations use a system known as interchange, in the case of credit and off-line debit cards, and financial institutions use the debit networks, in the case of on-line debit cards, to transfer the information and funds between the card issuers and us to complete the link between merchants and card issuers.

In order to provide credit card transaction processing services, we must be designated as a certified processor by either MasterCard or VISA and as a Merchant Service Provider by MasterCard or an Independent Sales Organization by VISA. These designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the VISA and MasterCard associations. As an independent merchant acquirer, we have four primary financial institution sponsors in the United States and Canada with whom we have sponsorship or depository and processing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers, referred to as BIN for VISA and ICA for MasterCard or BIN/ICA collectively, to clear credit card transactions through VISA and MasterCard. The member financial institutions of VISA and MasterCard, some of which are our competitors, set the standards with which we must comply.

Funds settlement refers to the process of transferring funds for sales and credits between cardholders and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the electronic transaction payment processor’s member sponsor, or the member, and card issuer to complete the link between merchants and card issuers. We use our network telecommunication infrastructure to deliver funding files to the member, which creates a file to fund the merchants over the Federal Reserve’s Automated Clearing House system in the United States, or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In our United States portfolio and in most of our Canadian portfolio, merchant funding primarily occurs after the member receives the funds from the card issuer through the card associations. For certain of the Canadian managed merchant accounts and large accounts, the member funds the merchants before the member receives the net settlement funds from the card associations, creating a net settlement asset at the member. Timing differences, interchange expenses, merchant-related reserves, and exception items cause differences between the amount the member receives from the card associations and the amount funded to the merchants. The standards of the card associations restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our members, we follow a net settlement process whereby, if the member’s funding obligation to the merchant precedes the incoming amount from the card associations, the amount of that net receivable position is advanced to the member. Conversely, if the incoming amount from the card associations precedes the member’s funding obligation to the merchant, we temporarily hold the surplus on behalf of the member, in a joint deposit account or in an account at the member bank. Management believes that this practice is also commonly followed by other independent processors as the members normally attempt to have a zero balance in their owned bank accounts at the end of each day. Each participant in the transaction process receives compensation for its services.

As an illustration, on a $100.00 credit card transaction, the card association may fund the member $98.50 after retaining a hypothetical $1.50 referred to as an interchange fee or interchange expense. The card associations have published more than 100 different interchange expense rate arrangements. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder’s monthly credit card bill. The member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require us to advance to the member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction, or discount, to cover the full amount of the interchange fee and our net revenue from the transaction. If our net revenue from the merchant in the above example was 50 basis points, we would bill the merchant $2.00 at the end of the month for the transaction, reimburse ourselves for approximately $1.50 in interchange fees advanced to the member and retain $0.50 as our net revenue for the transaction. Our gross profit on the transaction reflects the net revenue less operating expenses, including the network and systems cost to process the transaction and commissions paid to our sales force or ISOs.

If it is determined that the merchant in the above transaction is to be placed on reserve or delay, then collateral is held to minimize contingent liabilities to us associated with charges properly reversed by cardholders, otherwise known as “chargebacks.” This contingent liability arises from our performance guarantee to the member sponsor. The merchant funds are held as a cash deposit to minimize this risk of loss associated with the transactions processed. On behalf of the member, we hold all or a portion of the deposit for the convenience of the member. In this situation, the member would net fund us $98.50, the same amount the member received from the card association. This amount is comprised of the $100.00 that would have been funded by the member to the merchant, less the same $1.50 for the interchange expense.

If a transaction we had processed previously through the member is charged back by the cardholder through the card issuer, the member is notified of the shortfall in the anticipated wire. If the amount of the chargeback is $5.00, the member would receive $93.50, net from the card association and be required to fund the merchant the same $100.00. Therefore, we effectively would be required to advance $6.50 to the member. This amount is comprised of $5.00 for the chargeback, plus the same $1.50 for the interchange expense.

In addition to the card processing services described above, we also process retrieval requests on behalf of merchants for issuing banks and provide chargeback resolution services, both of which relate to cardholders disputing an amount that has been charged to their credit card. We review the dispute and handle the related exchange of information and funds between the merchant and the card issuer if a charge is to be reversed. As a result of our financial institution sponsorship and the terms of our standard merchants’ agreement, our direct merchant services customers are liable for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We utilize a number of systems and procedures to manage merchant risk. Our risk management services include credit underwriting, credit scoring, fraud control, account processing, and collections. In addition, we may require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability. Notwithstanding our risk management activities, we have historically experienced losses due to merchant defaults.

Check Services

Our check products offer merchant customers risk management alternatives, in the case of our verification and recovery offerings, or risk elimination, in the case of our guarantee offerings, by leveraging our internal and external databases of checkwriters to help decide whether the merchant should accept a check as the form of payment from a particular checkwriter.

Check guarantee services include comprehensive check verification and guarantee services designed for a merchant’s specific needs and risk adversity. This service offering guarantees payment of all checks that are electronically verified, primarily using POS check readers and our extensive databases, which allows merchants to expand their revenue base by applying less stringent requirements when accepting checks from consumers. If a verified check is dishonored, our check guarantee service generally provides the merchant with reimbursement of the check’s face value, and then we pursue collection of the check through our internal collection services. While we have the right to collect the full amount of the check from the checkwriter, we have historically recovered less than 100% of the guaranteed checks. To protect against this risk, we use verification databases that contain information on historical delinquent check writing activity and up-to-date consumer bank account status. We derive revenue for these services primarily by charging the merchant a percentage of the face value of each guaranteed check.

Check verification and recovery services are similar to those provided in the check guarantee service, except that these services do not guarantee payment of the verified checks. Check verification service provides a low-cost loss-reduction solution for merchants wishing to measure a customer’s check worthiness quickly at the point of sale without incurring the additional expense of check guarantee services. We provide check recovery services for these customers upon their request. We derive revenues for these services primarily from the service fees collected from delinquent check writers, fees charged to merchants based on a transaction rate per verified check, and fees charged to merchants for specialized services, such as electronic re-deposits of dishonored checks.

In the specialized vertical market of gaming, our VIP Preferred proprietary software product provides the gaming industry with the tools necessary to establish revolving check cashing limits for the casinos’ customers. VIP Preferred also offers an electronic check option, VIP Preferred e-Check, which eliminates the need for paper checks as part of the VIP Preferred suite of products. Further, our ATM Cash Advantage product allows the casinos’ customers to cash a check at certain ATMs using a VIP Preferred Card. Lastly, our Player Cash Advantage product, formerly referred to as Cash and Win, allows the casinos’ customers to complete credit card cash advances at either specialized kiosks within the casinos or at the casino cages. Our gaming products allow fast access to cash with high limits so that gaming establishments can increase the flow of money to the gaming floors and reduce risk. We derive revenue from our gaming products primarily based on a percentage of the transaction value.

Indirect Merchant Services

Through our indirect merchant services business model, we market unbundled products and services primarily to financial institutions and ISOs that in turn resell our products and services to merchants. The primary service offering in this business model is credit and debit card transaction processing. These products and services are identical with those offered under our direct merchant services business model. We primarily perform authorization, electronic draft capture and file transfer services for our indirect merchant services customers. In addition, we may perform merchant accounting and other back office services. The primary differences between indirect merchant services credit and debit card transaction processing and direct merchant services relate to funds settlement and financial institution sponsorship. Our indirect merchant services customers perform their own funds settlement and either have their own BIN/ICA or separate financial institution sponsorship. Since we are not party to the financial institution sponsorship, we are not potentially liable for any charges properly reversed by the cardholder.

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

In Europe, we provide these indirect merchant services through our Global Payments Europe subsidiary. Consistent with the European payments processing environment, Global Payments Europe’s offerings also include terminal management services for ATM and POS terminals, as well as card issuing services. Our card issuing services in Europe include card database management and card personalization. We also provide credit scoring services to financial institutions in the Czech Republic and the emerging Russian market.

Our domestic indirect and other service offering also provides financial and operational data to financial institutions, corporations and government agencies and allows these organizations to exchange this information with financial institutions and other service providers. We also provide EDI tax filing and Internet tax payment services that allow financial institutions and government agencies to offer corporate taxpayers a secure and convenient method of paying taxes electronically. These services are primarily priced based on a rate per transaction processed.

Money Transfer Segment

Our money transfer segment provides consumer-to-consumer money transfer services. A majority of the revenue derived from our money transfer offering consists of our electronic money transfer services marketed under our DolEx brand to the growing population of first and second generation Latin Americans living in the United States. This consumer segment regularly transfers money to family and friends living in Latin America. Following the Europhil acquisition in December 2004, we expanded our money transfer origination locations to Europe and our settlement locations to Morocco, the Philippines, and new destinations in Latin America.

As of May 31, 2006, we operated 835 originating retail branch locations in the United States and 40 in Europe, and have settlement arrangements with more than 12,000 bank, exchange house, and retail locations worldwide. DolEx was founded in 1996, primarily by its current management team. The consumer-to-consumer money transfer service offering is primarily driven by transaction levels and unit pricing. Our business strategy is to competitively price our services, provide a timely and quality service, diversify our services through our customer loyalty program and increase our physical presence through additional originating branch locations and expansion into other settlement countries. We believe this strategy will further expand our customer base and increase our market share.

In a typical money transfer transaction, a customer visits one of our originating branch locations and pays a fee based on the nature and amount of the transaction performed on the customer’s behalf. In addition, the customer is quoted a retail exchange rate when the money transfer transaction is requested. The customer will receive a receipt that includes the amount the beneficiary will receive, the retail exchange rate, money transfer fee, settlement location and total amount that was remitted to us. Our call center provides an additional service for recipients in Mexico by contacting the beneficiary to provide an identification number, the settlement location, and the transfer amount to enable the recipient to claim the transferred funds once the transaction is completed at the originating branch location. We earn additional revenue based on the difference between the retail exchange rate that is quoted and the wholesale exchange rate when the currency is purchased, which is in much larger denominations than the individual customer’s transaction. On each business day, we determine the amount of currency needed to settle daily, bid the wholesale exchange rates based on the amount needed and purchase currency at the best available rates.

Employees

As of May 31, 2006, we had 4,277 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction payment processing and money transfer. We believe that our current and future operations depend substantially on retaining our key technical employees.

Competition

Merchant Services Segment

Our primary competitors in the electronic transaction payment processing industry include other merchant acquirers, as well as major national and regional financial institution processors and ISOs, some of which are our customers. Certain of these companies are privately held, and the majority of those that are publicly held do not release the information necessary to quantify our relative competitive position precisely. As an independent merchant acquirer, our principal affiliation with financial institutions relates to the sponsorship that enables our access to the card associations and debit networks. We believe an independent merchant acquirer, such as Global Payments, will tend to be more of an advocate for the merchant customer, as there is no other relationship with a card issuing business or cardholder customer service, which is typical of a financial institution processor. Also, a financial institution processor sales channel is primarily based on customer referrals within the institution while an independent processor or ISO will tend to be focused on sales from all channels, including internally generated leads. Finally, a financial institution processor may not have the same executive focus on a merchant acquiring business, as the business is generally not core to the total revenues of the financial institution. We primarily differ from ISOs in that we have our own processing platform and financial institution sponsorship agreements.

Based on industry publications such as The Nilson Report, dated April 2006, we are a leading mid-market and small-market merchant acquirer in the United States. According to that report, one of our competitors, First Data Corporation and its affiliates, is the largest electronic transaction payment processor in the United States.

Our primary competitor in Canada is Moneris Solutions, which we believe has a slightly larger share of the Canadian merchant acquirer’s market based on transactions processed. Moneris Solutions is a joint venture between the Royal Bank of Canada and the Bank of Montreal.

We service all industry segments and specialize in the direct merchant services, mid-market and small-market segments in the United States and the large and mid-market segments in Canada. We define mid-market as a merchant with an average of $150,000 to $300,000 in annual VISA and/or MasterCard volume. Many of our ISO relationships provide merchant referrals in the small-market segment, with average annual VISA and/or MasterCard volumes below $150,000. National accounts or large-market merchants that we serve typically range between $3.0 million to $10.0 million in annual VISA and/or MasterCard volume, although we serve a limited number of merchants with more than $100 million in such volume, and a select few merchants with more than $1 billion in such volume.

Our primary strategy to distinguish ourselves from our competitors focuses on offering a variety of electronic transaction payment processing solutions to our customers. These enhanced services involve vertical market functionality and sophisticated reporting features that add value to the information obtained from our electronic transaction payment processing databases. We believe that our knowledge of these specific markets, the size and effectiveness of our dedicated sales force, affiliations with trade associations, agent banks and VARs, our ability to offer specific, integrated solutions to our customers, including hardware, software, processing, and network facilities, and our flexibility in packaging these products are positive factors that enhance our competitive position.

Money Transfer Segment

Our primary competitors in the money transfer business are more diversified with a broader international reach. We believe our service offering ranks third in dollar volume transferred from the United States to Latin America. In addition, many of our competitors use agency agreements with third parties at the point of sale to collect funds and input transaction data. We generally use a fixed-cost, branch-owned model at the point of sale rather than a variable-cost, agent-based model. We believe this model enhances our growth strategy, as higher transaction levels may provide significant future leverage.

The most significant competitive factors relating to our consumer-to-consumer money transfer offering include price, reliability, customer service, functionality, the breadth and effectiveness of our distribution channel, and value-added features. These competitive factors will continue to change as new distribution channels and alternative payment solutions are developed by our competitors and us. For instance, we believe the electronic money transfer offerings may evolve from a cash-based solution to a card-based solution at the origination and settlement points in the transaction process. Our ability to compete in the marketplace effectively depends on our ability to adapt to these technological and competitive advancements. We believe our knowledge of the industry, our relative size, and our branch-owned model give us an advantage over our competitors when adapting to these changes.

Industry Overview and Target Markets

Industry Overview

Payment processing service providers offer high-volume electronic transaction payment processing and support services directly to financial institutions, merchants, multinational corporations, government agencies, and ISOs. Generally, the payment processing market in the United States and Canada continues to transition from traditional financial institution providers to independent merchant acquirers, such as Global Payments. We believe merchants seek more efficient distribution channels, as well as increased technological capabilities required for the rapid and efficient creation, processing, handling, storage, and retrieval of information.

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

Global Payments also provides electronic money transfer services to consumers in the United States and Europe who send money to Latin America, Morocco, and the Philippines. Unlike our major competitors in the Latin American corridor that operate an agent-based network, we generally utilize a branch-owned network strategy at the point of sale. We believe that this differentiation allows us to be more flexible and competitive when setting our prices and introducing new products and services.

As a result of continued growth in our industry, several large merchant acquirers, including us, have expanded operations both domestically and internationally. This expansion has come in the form of acquisitions and the creation of alliances and joint ventures. We believe that the electronic payment transaction processing and money transfer industries will continue to consolidate as banks and independent processors that do not have the necessary infrastructure to participate in a highly competitive environment look to exit the business.

We believe that VISA, MasterCard and Interac intend to migrate to cards containing chip technology in the Canadian market over the coming years. Chip technology provides the ability to process payment transactions securely by protecting the cardholder information in an encrypted and confidential manner. The chip is difficult to copy and has the additional capacity to be personalized by a card issuer, including the ability to be programmed with spending and usage limits, making it possible to authorize some transactions off-line. Chip technology can also help enable a variety of additional card features including applications such as loyalty, access control, rewards, and public transit passes. We expect that it will take multiple years for all participants to implement the computer equipment and merchant terminals necessary to accept and process the chip card compliant transactions in the Canadian marketplace. We have been working to develop a long-term plan to ensure our merchants will benefit from the migration to chip technology in the Canadian market.

We believe the number of electronic transactions will continue to grow in the future and that an increasing percentage of these transactions will be processed through emerging technologies. To help our customers reduce their transaction costs and speed up the transaction approval process, we have integrated new technologies into our service offerings such as Internet protocol communications and check truncation or conversion at the point of sale. If new technologies like radio frequency identification or contactless payment cards continue to evolve and are desired by merchants and consumers, we plan to continue developing new products and services that will exploit the benefits that these new technologies can offer our customers. We also believe that new emerging markets will continue to develop in areas that have been previously dominated by paper-based transactions. Industries such as quick service restaurants, government, recurring payments, and business-to-business should continue to see transaction volumes migrate to more electronic-based settlement solutions. We believe that the continued development of new products and services and the emergence of new vertical markets will be a factor in the growth of our business for the foreseeable future.

Target Markets

We believe that significant global opportunities exist for continued growth in the application of electronic transaction payment processing and money transfer services. Although the United States accounts for the largest payment processing volume in the world, global expansion by financial institutions into new geographies and the increased recognition by governments of the ability of payment cards to facilitate economic growth are rapidly transforming the electronic commerce market into a global payments opportunity. Additionally, increased migration trends led by the rapid globalization of the economy are also leading the way for increased electronic money transfer opportunities.

The growth of retail credit card transactions, as well as the rapid growth in the utilization of debit cards, directly correlates with the historic growth of our business. According to The Nilson Report dated March 2006, worldwide annual VISA and MasterCard purchase volume increased 15% to over $3.8 trillion in 2005.

The Nilson Report dated February 2006 estimates that more than $1.7 trillion of annual consumer spending is charged using VISA and MasterCard cards in the United States, a $0.2 trillion, or 13%, increase from its comparable February 2005 estimate of $1.5 trillion. Based on figures reported in The Nilson Report dated April 2006, we also believe that over $275 billion (U.S.) of annual Canadian consumer spending uses VISA, MasterCard or debit as the form of payment, representing an increase of $43 billion (U.S.), or 18%, from the prior year estimate of $232 billion. In Continental Europe, credit card utilization remains underdeveloped relative to two of the most developed credit markets in the world, the United States and United Kingdom.

After the close of the joint venture with HSBC, we will begin processing in ten countries and territories in the Asia-Pacific region. This new market includes almost 40% of the world’s population according to the CIA World Factbook. The gross domestic product of the countries and territories in this new market as a whole grew 10% per year on average between 1999 and 2003 according to the World Bank’s World Development Indicators database as of April 2005. This new market comprises approximately 20% of the total Asia-Pacific VISA and MasterCard purchase volume according to The Nilson Report dated May 2005 and 70% of the total Asia-Pacific population according to the CIA World Factbook, which leads us to believe there are significant, long-term growth opportunities for payment processing in this new market.

Equally as attractive has been the increase in the number of international immigrants, which the United Nations Population Division estimates has increased from 75 million in 1960 to 191 million at the end of 2005. The World Bank estimates that approximately $230 billion was remitted internationally worldwide in 2005 with a significant portion of the volume originating in the United States. In 2004, the Pew Hispanic Center estimated that approximately 40.4 million Latin American immigrants reside within the United States. According to the Inter-American Development Bank, the expected value of electronic money transfer remittances to the Latin American market in 2005 was estimated to be almost $54 billion.

Strategy

In pursuing our business strategy, we seek to increase our penetration in existing markets, expand into new geographic regions, as represented by our Asia-Pacific joint venture and the acquisition of Global Payments Europe in the Czech Republic, and expand into new payment areas, as represented by our acquisitions of DolEx and Europhil in the electronic money transfer service industry. We believe that this strategy provides us with the greatest opportunity to expand our existing business, leverage our existing infrastructure, and maintain a consistent base of recurring revenues, thereby maximizing shareholder equity and acquisition returns on investment. We intend to accomplish this overall strategy as follows:

Existing offerings

In pursuing this business strategy, we intend to increase our penetration of existing markets and to further leverage our infrastructure. Our objectives to execute this strategy include the following:

•	expand our direct merchant services distribution channels, primarily our existing sales force, ISOs, VARs, and other referral relationships;

•	provide the best possible customer service at levels that exceed our competitors by investing in technology, training and product enhancements;

•	grow our direct merchant services market share in the United States, Canada, and Asia-Pacific region by concentrating on the small and mid-market merchant segments;

•	grow our indirect merchant service market share in Europe by concentrating on financial institutions with an existing or an emerging focus on merchant acquiring, card issuing, and credit scoring;

•	grow our consumer-to-consumer money transfer customer base and market share by expanding our branch and settlement locations and offering competitive pricing;

•	provide the latest, secure, enhanced products and services by developing value-added applications, enhancing existing products, and developing new systems and services to blend technology with our customer needs; and

•	focus on potential domestic and international acquisitions or investments and alliances with companies that have high growth and operate in profitable sectors of payments-related industries through compatible products and services, and development and distribution capabilities.

International markets

We intend to focus on further diversification in international markets with high payments industry growth, such as Latin America, Europe and the Asia-Pacific region. We are evaluating these markets due to the following attractive characteristics:

•	currently low but growing credit and debit card utilization;

•	high level of immigrants who desire to send money using a non-bank provider;

•	the absence of a dominant merchant acquirer or processor; and

•	potential to satisfy our acquisition strategy.

Infrastructure

Our focus on the existing infrastructure will center on attracting, developing and retaining talent to execute our strategy and migrate our systems to leading edge technology. We intend to continue systems integrations, primarily the consolidation of operating platforms.

Maximize corporate returns

Finally, we believe we will maximize corporate returns by leveraging our core technology and operational capabilities and continue cost reduction initiatives to maximize shareholder equity and acquisition returns on investment. Currently, we have the following multi-year initiatives, among others, underway that we expect will facilitate this goal:

•	developing a new technology platform that will enable us to consolidate our front-end platforms in the United States and Canada;

•	migrating the Asia-Pacific back-end and front-end platforms away from HSBC and onto our own platforms;

•	continuing integration of Europhil’s operations into our existing DolEx operations;

•	pursuing price reductions from our vendor relationships; and

•	streamlining of management positions and operating functions.

Compliance

Money Transfer Licensing and Regulations

We are subject to various U.S. federal, state and foreign laws and regulations governing money transmission and the sale of payment instruments, such as official checks and money orders.

In the United States, most states license consumer money transfer service providers and issuers of money orders such as DolEx. The applicable state statutes and regulations typically require DolEx to obtain and maintain certain required licenses as a condition to performing these activities. These statutes and regulations generally require DolEx to: (a) satisfy minimum net worth requirements; (b) procure and maintain a surety bond with minimum statutory levels of coverage; (c) demonstrate the character and fitness of the officers and directors of DolEx; and (d) subject itself to periodic financial audits.

The consumer-to-consumer money transfer service offering also is subject to regulation by various agencies of the federal government that are charged with implementing and enforcing anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, collectively referred to as the BSA. The BSA, among other things, requires money transfer companies to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records. In addition, certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations.

Global Payments’ European money transfer companies, created through Europhil, our acquisition in December 2004, are regulated by various governmental agencies in Spain, Belgium, and the United Kingdom in their money transfer activities. Prior to its acquisition by Global Payments, Europhil received approval from these governmental agencies to act as a money transfer service provider. These governmental agencies generally require Europhil to: (a) satisfy minimum share capital requirements; (b) periodically submit information regarding financial results, changes in corporate documentation or ownership, insurance, and other relevant information; (c) register and maintain transaction information; (d) maintain adequate insurance coverage; (e) ensure the transparency of the conditions of the transactions to its customers; (f) implement safeguards and restrictions to prevent money laundering; and (g) subject itself to periodic audits.

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

DolEx and Europhil have developed compliance programs to monitor regulatory requirements and developments and to implement policies and procedures to help satisfy these requirements in each origination and settlement jurisdiction. In addition, our use of a U.S. and European branch network for the origination of electronic money transfers, rather than an agent model typically utilized by our larger competitors, allows greater control over our regulatory compliance.

ITEM 1A—RISK FACTORS

Our revenues from the sale of services to merchants that accept VISA cards and MasterCard cards are dependent upon our continued VISA and MasterCard certification and financial institution sponsorship.

In order to provide our transaction processing services, we must be designated a certified processor by, and be a merchant service provider of, MasterCard and an independent sales organization of VISA. These designations are dependent upon our being sponsored by member clearing banks of both organizations and our continuing adherence to the standards of the VISA and MasterCard associations. The member financial institutions of VISA and MasterCard, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards, our designation as a certified processor, a merchant service provider or as an independent sales organization could be suspended or terminated. The termination of any of these designations, or any changes in the VISA and MasterCard rules that prevent our registration or otherwise limit our ability to provide transaction processing and marketing services for the VISA or MasterCard organizations would likely result in the loss of merchant customers and lead to a material reduction in our revenues and earnings.

Loss of key Independent Sales Organizations could reduce our revenue growth.

Our ISO sales channel, which purchases and resells our end-to-end services to its own portfolio of merchant customers, is a strong contributor to our revenue growth. If an ISO switches to another transaction processor, we will no longer receive new merchant referrals from the ISO. In addition, we risk losing existing merchants that were originally enrolled by the ISO. Consequently, if a key ISO switches to another transaction processor, our revenues and earnings could be negatively affected.

We are exposed to foreign currency risks because of our significant card processing operations in Canada, the Czech Republic, and those anticipated in the Asia-Pacific region, as well as our significant electronic money transfer operations from the U.S. to Latin America and from Spain, Belgium and the United Kingdom to Latin America, the Philippines and Morocco.

We have significant operations in Canada which are denominated in Canadian dollars. In addition, we have significant operations in the Czech Republic and Spain. We are subject to the risk that currency exchange rates between Canada, the Czech Republic, or Spain and the United States will fluctuate, potentially resulting in a loss of some of our revenue and earnings when such amounts are exchanged into U.S. dollars. We will have a similar risk in the Asia-Pacific region as a result of our joint venture with HSBC.

We also have significant consumer money transfer operations which subject us to foreign currency exchange risks as our customers deposit funds in the local currencies of the originating countries where our branches are located and we typically deliver funds denominated in the home country currencies to each of our settlement locations.

Some of our competitors are larger and have greater financial and operational resources than we do, which may give them an advantage in our market with respect to the pricing of our products and services offered to our customers, our ability to develop new technologies, and our ability to complete acquisitions.

We operate in the electronic payments and money transfer markets. Our primary competitors in these markets include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. According to industry reports such as The Nilson Report, First Data Corporation and its affiliates is our largest competitor in both the electronic payments and money transfer markets. First Data and other companies who are larger than we are have greater financial and operational resources than we have. This may allow them to offer better pricing terms to customers in these markets, which could result in a loss of our potential or current customers or could force us to lower our prices as well. Either of these actions could have a significant effect on our revenues and earnings. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies, including Internet payment processing services that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we could demand for our offerings. Lastly, our competitors may be willing or able to pay more than us for acquisitions, which may cause us to lose certain acquisitions that we would otherwise desire to complete.

Our consumer-to-consumer money transfer service offerings are dependent on financial institutions to provide such offerings.

Our consumer-to-consumer money transfer service offerings involve transferring funds internationally and are dependent upon foreign and domestic financial institutions, including our competitors, to execute funds transfers and foreign currency transactions. Changes to existing regulations of financial institution operations, such as those designed to combat terrorism or money laundering, could require us to change our operational procedures in such a way that might increase our costs of doing business or could require us to terminate certain product offerings. In addition, as a result of existing regulations and/or changes to such regulations, financial institutions could decide to cease providing the services on which we depend entirely, requiring us to terminate certain product offerings in specifically impacted markets. In fact, several significant financial institutions have recently ceased providing such services as a result of existing regulations, which, in a particular instance, required us to rapidly switch to different financial institution providers of these services. In the future, if we are not able to purchase these services from significant regional or national financial institutions, this would likely result in a material reduction to our consumer money transfer revenue and earnings.

We are subject to the business cycles and credit risk of our merchant customers.

A recessionary economic environment could affect our merchants through a higher rate of bankruptcy filings, resulting in lower revenues and profits for us. Our merchants are liable for any charges properly reversed by the card issuer on behalf of the cardholder. In the event, however, that we are not able to collect such amounts from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such charges. Any risks associated with an unexpected recessionary economy that we could not mitigate may result in lower revenues and earnings for us. Although we believe our historical loss rates are within or below industry averages, we process billions of dollars in annual VISA and MasterCard volume that are subject to these risks.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues, earnings and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

The electronic payments and consumer money transfer markets in which we compete include a wide range of products and services including electronic transaction payment processing, consumer money transfer, transaction reporting and other customer support services. These markets are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of research and development projects including the development of a new front-end platform for electronic payments processing. These projects carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In the electronic payments and consumer money transfer markets these risks are even more acute. Our markets are constantly experiencing rapid technological change. Any delay in the delivery of new products or services could render them less desirable to our customers, or possibly even obsolete. In addition, the products and services we deliver to the electronic payments and consumer money transfer markets are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any performance issue that arises with a new product or service could result in significant processing or reporting errors. As a result of these factors, our research and development efforts could result in increased costs that could reduce our operating profit, a loss of revenue if promised new products are not timely delivered to our customers, or a loss of revenue or possible claims for damages if new products and services do not perform as anticipated.

Security breaches or system failures could harm our reputation and adversely affect future profits.

We collect personal consumer data, such as names, credit and debit account numbers, checking account numbers, and payment history records. We process that data, and deliver our products and services, by utilizing computer systems and telecommunications networks operated both by us and by third party service providers. Although plans and procedures are in place to protect this sensitive data and to prevent failure of, and to provide backup for, our systems, we cannot be certain that our measures will be successful. A security breach or other misuse of such data, or failures of key operating systems and their back-ups, could harm our reputation and deter customers from using our products and services, increase our operating expenses in order to correct the breaches or failures, expose us to unbudgeted or uninsured liability, increase our risk of regulatory scrutiny including the imposition of penalties and fines under state, federal and foreign laws, and adversely affect our continued VISA and MasterCard certification and financial institution sponsorship.

Reduced levels of consumer spending can adversely affect our revenues and earnings.

Significant portions of our revenue and earnings are derived from fees from processing consumer credit card and debit card transactions and consumer electronic money transfer transactions. Any recession or economic downturn in the U.S. or any other country where we do business could negatively impact consumer spending and adversely affect our revenues and earnings.

Changes in state, federal and foreign laws and regulations affecting the consumer electronic money transfer industry might make it more difficult for our customers to initiate money transfers, which would adversely affect our revenues and earnings.

If state, federal or foreign authorities adopt new legislation or impose new regulations that make it more difficult for our customers to initiate, or their beneficiaries to receive, electronic money transfers, then our revenues and earnings may be negatively affected. This particular topic has been widely debated recently in the United States at both the state and federal levels, with a currently unclear outcome. Any legislation or enforcement practices that are more restrictive than historical levels that relate to Latin American immigrants, including those who are not legal residents of the U.S., could adversely impact our consumer electronic money transfer revenue and earnings.

Changes in immigration patterns can adversely affect our revenues and earnings from consumer-to-consumer electronic money transfers.

Our consumer-to-consumer electronic money transfer business primarily focuses on customers who immigrate to the United States from Latin American countries in order to find higher paying jobs and then send a portion of their earnings to family members in Latin America. In addition, our consumer-to-consumer electronic money transfer business also focuses on customers who immigrate to Belgium, the United Kingdom, and Spain from Latin American countries, Morocco and the Philippines. Any changes in these immigration patterns for any reason, including government policies or enforcement, may negatively affect the number of immigrants in Belgium, the United Kingdom, the United States, Spain and any new countries in which we expand our consumer money transfer service offering in the future, which may reduce our customer base and our corresponding revenues and earnings.

In order for us to continue to grow and increase our profitability, we must continue to expand our share of the existing electronic payments and money transfer markets and also expand into new markets.

Our future growth and profitability depend upon our continued expansion within the markets in which we currently operate, the further expansion of these markets, the emergence of other markets for electronic transaction payment processing, including Internet payment systems, and our ability to penetrate these markets. As part of our strategy to achieve this expansion, we are continually looking for acquisition opportunities, investments and alliance relationships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition, investment and alliance candidates in the future, and if we do, they may not provide us with the benefits we anticipated. Once completed, investments and alliances may not realize the value that we expect.

Our expansion into new markets is also dependent upon our ability to apply our existing technology or to develop new applications to meet the particular service needs of each new market. We may not have adequate financial or technological resources to develop products and distribution channels that will satisfy the demands of these new markets. If we fail to expand into new and existing electronic payments and money transfer markets, we may not be able to continue to grow our revenues and earnings.

Increases in credit card association fees may result in the loss of customers or a reduction in our profit margin.

From time to time, VISA and MasterCard increase the fees (interchange and assessment fees) that they charge processors such as us. We could attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along such increased fees to our merchant customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our profit margin.

Utility and system interruptions or processing errors could adversely affect our operations.

In order to process transactions promptly, our computer equipment and network servers must be functional on a 24-hour basis, which requires access to telecommunications facilities and the availability of electricity. Furthermore, with respect to certain processing services, we are dependent on the systems and services of third party vendors. Telecommunications services and the electricity supply are susceptible to disruption. Computer system interruptions and other processing errors, whether involving our own systems or the systems operated by our third party vendors, may result from such disruption or from human error or other unrelated causes. Any extensive or long-term disruptions in our processing services could cause us to incur substantial additional expense and the loss of customers, which could have an adverse effect on our operations and financial condition.

The integration of the operations of the anticipated joint venture with HSBC, or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies of operating both businesses as one are not achieved, a loss of strategic opportunities if management is distracted by the integration process, and a loss of customers if our service levels drop during or following the integration process.

The integration of these businesses with ours presents several challenges, including the fact that they may be based regions where we do not currently have operations. If the integration process does not proceed smoothly, the following factors could reduce our revenues and earnings, increase our operating costs, and/or result in a loss of projected synergies:

•	we could lose employees to our competitors in the region, which could significantly affect our ability to operate the business and complete the integration, if we are unable to successfully integrate the benefits plans, duties and responsibilities, and other factors of interest to the management and employees of the acquired business;

•	we could lose customers to our competitors, which would reduce our revenues and earnings, if the the integration process causes any delays with the delivery of our services, or the quality of those services; and

•	the acquisition and the related integration could divert the attention of our management from other strategic matters including possible acquisitions and alliances and planning for new product development or expansion into new electronic payments markets.

Continued consolidation in the banking and retail industries could adversely affect our growth.

As banks continue to consolidate, our ability to offer our services through indirect channels successfully will depend in part on whether the institutions that survive are willing to outsource their credit and debit card processing to third-party vendors and whether those institutions have pre-existing relationships with any of our competitors. Larger banks and larger merchants with greater transaction volumes may demand lower fees which could result in lower operating margins for us.

Loss of strategic industries could reduce revenues and earnings.

Although our merchant-acquiring portfolio is well diversified and neither one economic sector nor any customer concentration represents a significant portion of our business, a decrease in strategic industries could cause us to lose significant revenues and earnings. Unexpected and significant declines in particular industries may impact our business and result in decreases in revenues and profits.

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

We are dependent upon the ability and experience of a number of our key personnel who have substantial experience with our operation, the rapidly changing transaction processing and money transfer industries, and the selected markets in which we offer our services. It is possible that the loss of the services of one or a combination of our key personnel would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage, and retain additional qualified management and technical personnel as we grow. We cannot guarantee that we will continue to attract or retain such personnel.

We may become subject to additional U.S., state or foreign taxes that cannot be passed through to our merchant services or money transfer customers, in which case our profitability could be adversely affected.

Payment processing companies like us may be subject to taxation by various jurisdictions on our net income or certain portions of our fees charged to customers for our services. Application of these taxes is an emerging issue in our industry and the taxing authorities have not yet all adopted uniform regulations on this topic. If we are required to pay such taxes and are not able to pass the tax expense through to our merchant customers, our costs will increase, reducing our net income.

Anti-takeover provisions of our articles of incorporation and by-laws, our rights agreement and provisions of Georgia law could delay or prevent a change of control that individual shareholders favor.

Provisions of our articles of incorporation and by-laws, our rights agreement and provisions of applicable Georgia law may discourage, delay or prevent a merger or other change of control that shareholders may consider favorable. The provisions of our articles and by-laws, among other things:

•	divide our board of directors into three classes, with members of each class to be elected in staggered three-year terms;

•	limit the right of shareholders to remove directors;

•	regulate how shareholders may present proposals or nominate directors for election at annual meetings of shareholders; and

•	authorize our board of directors to issue preferred shares in one or more series, without shareholder approval.

We may not be able or we may decide not to pay dividends at a level anticipated by shareholders on our common stock, which could reduce shareholder returns.

The payment of dividends is at the discretion of our board of directors and will be subject to our financial results, our working capital requirements, the availability of surplus funds to pay dividends and restrictions under our credit facility. No assurance can be given that we will be able to or will choose to pay any dividends in the foreseeable future.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The following summarizes the type of facilities we use to operate our business as of May 31, 2006:

Type of Facility	Leased	Owned
Facilities in the United States:
Multi-Purpose (Operations, Sales, Administrative)	2	—
Operations/Customer Support	20	—
Sales and money transfer retail branches	897	2

	919	2

International Facilities:
Multi-Purpose (Operations, Sales, Administrative)	3	3
Operations/Customer Support	9	1
Sales and money transfer retail branches	51	4

	63	8

Total	982	10

Our principal facilities in the United States are located in Atlanta, Georgia; Owings Mills, Maryland; Arlington, Texas; Niles, Illinois and St. Louis, Missouri. Our principal international facilities are located in Toronto, Canada; Prague, Czech Republic; Mexico City, Mexico; Monterrey, Mexico; and Madrid, Spain. The majority of our sales facilities are money transfer originating retail branches.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during our fourth quarter ended May 31, 2006.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

                  MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol “GPN”. The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2006 and 2005. We expect to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the board of directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2006
First Quarter [1]	$35.76	$30.58	$0.02
Second Quarter [1]	44.74	32.29	0.02
Third Quarter	52.75	42.50	0.02
Fourth Quarter	54.78	44.19	0.02

Fiscal 2005
First Quarter [1]	$23.80	$20.71	$0.02
Second Quarter [1]	28.93	22.07	0.02
Third Quarter [1]	30.30	26.73	0.02
Fourth Quarter [1]	34.65	27.83	0.02

[1]	Stock prices and dividends per share restated to reflect two-for-one stock split effected in the form of a stock dividend distributed October 28, 2005.

The number of shareholders of record of our common stock as of July 26, 2006 was 2,336.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Sale of Unregistered Securities

We have not issued any unregistered securities during our fiscal year ended May 31, 2006.

Issuer Purchases of Equity Securities

We have not purchased any of our own equity securities during our fiscal year ended May 31, 2006.

ITEM 6—SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” included elsewhere in this annual report. The income statement data for each of the three fiscal years ended May 31, 2006, and the balance sheet data as of May 31, 2006 and 2005 are derived from the audited consolidated financial statements included elsewhere in this annual report. The balance sheet data as of May 31, 2004 and 2003 was derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2004. The income statement data for each of the two fiscal years ended May 31, 2003 and the balance sheet data as of May 31, 2002 were derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2003.

	For Years Ended May 31, (in thousands, except per share data)
	2006	2005	2004	2003	2002
Income statement data:
Revenue	$908,056	$784,331	$629,320	$516,084	$462,826
Operating income (1)	201,088	160,101	112,901	93,265	71,418
Income before cumulative effect of change in accounting principle	125,524	92,896	62,443	53,300	39,839
Cumulative effect of a change in accounting principle	—	—	—	—	(15,999)

Net income	$125,524	$92,896	$62,443	$53,300	$23,840

Per share data: (2)
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$1.59	$1.20	$0.83	$0.72	$0.55
Cumulative effect of change in accounting principle	—	—	—	—	(0.22)

Net income	$1.59	$1.20	$0.83	$0.72	$0.33

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$1.53	$1.16	$0.80	$0.70	$0.52
Cumulative effect of change in accounting principle	—	—	—	—	(0.21)

Net income	$1.53	$1.16	$0.80	$0.70	$0.31

Dividends per share	$0.08	$0.08	$0.08	$0.08	$0.08

Balance sheet data:
Total assets (3)	$1,018,678	$853,505	$862,774	$534,400	$445,452
Line of credit	—	50,000	122,000	—	22,000
Line of credit with CIBC	—	8,606	83,109	33,900	—
Obligations under capital leases	746	2,441	3,251	4,707	7,310
Total shareholders’ equity	770,223	578,350	449,422	366,426	296,288

(1)	Includes restructuring and other charges of $1,878, $3,726, $9,648, $1,257, and $10,993 in fiscal 2006, 2005, 2004, 2003, and 2002 respectively. See Note 10 of the notes to consolidated financial statements for a more detailed discussion of fiscal 2006, 2005, and 2004 restructuring and other charges.
(2)	Per share amounts restated to reflect two-for one stock split effected in the form of a stock dividend distributed October 28, 2005.
(3)	Reflects reclassifications increasing total assets and total liabilities by $16,266 and $14,034 in fiscal 2003 and 2002, respectively.

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in Item 1A—Risk Factors of this report. See also “Cautionary Notice Regarding Forward-Looking Statements” located above “Item 1—Business”.

You should read the following discussion and analysis in conjunction with “Item 6-Selected Financial Data” and “Item 8—Financial Statements and Supplementary Data” appearing elsewhere in this annual report.

General

We are a leading payment processing and consumer money transfer company. As a high-volume processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction or money transfer can be completed. Including our time as part of National Data Corporation, later known as NDCHealth, or NDC, and now a subsidiary of Per-Se Technologies, Inc., we have provided payment processing services since 1967. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from NDC on January 31, 2001.

We market our products and services throughout the United States, Canada and Europe, and we also conduct business in Latin America, Morocco and the Philippines through our money transfer offerings. We operate in two business segments, merchant services and money transfer, and we offer various products through these segments. Our merchant services segment targets customers in many vertical industries including financial institutions, government, professional services, restaurants, universities, utilities, gaming, retail and health care. Our money transfer segment primarily targets immigrants in the United States and Europe. See Note 11 in the notes to consolidated financial statements for additional segment information.

Our offerings in the merchant services segment provide merchants, independent sales organizations, or ISOs, and financial institutions with credit and debit card transaction processing, as well as check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and ISOs on an unbundled basis, that in turn resell our products and services to merchants. We also offer sales, installation, and servicing of ATM and point of sale, or POS, terminals and selected card issuing services, which are components of indirect merchant services, through Global Payments Europe, a.s., formerly known as MUZO, which is our subsidiary based in the Czech Republic. Our direct merchant services are marketed in the United States and Canada and our indirect merchant services are marketed in the United States, Canada and Central and Eastern Europe.

Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Our money transfer segment provides consumer-to-consumer money transfer services. A majority of the revenue derived from our money transfer offering consists of our electronic money transfer services marketed under our DolEx brand to the growing population of first and second generation Latin Americans living in the United States. This consumer segment regularly transfers money to family and friends living in Latin America. Following the Europhil acquisition in December 2004, we expanded our money transfer origination locations to Europe and our settlement locations to Morocco, the Philippines, and new destinations in Latin America.

Our products and services are marketed through a variety of distinct sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions.

Executive Overview

In fiscal 2006, revenue increased $123.8 million or 16% to $908.1 million from $784.3 million in fiscal 2005. This revenue growth was primarily due to growth in our North American direct merchant services offerings and our money transfer segment. Consolidated operating income was $201.1 million for fiscal 2006, compared to $160.1 million for fiscal 2005, which resulted in an increase in operating margin to 22.1% for fiscal 2006 from 20.4% for fiscal 2005. Net income increased $32.6 million, or 35%, to $125.5 million in fiscal 2006 from $92.9 million in the prior year, resulting in a $0.37 increase in diluted earnings per share to $1.53 in fiscal 2006 from $1.16 in fiscal 2005.

Merchant services segment revenue increased $100.6 million or 15% to $788.5 million in fiscal 2006 from $687.9 million in fiscal 2005 and money transfer segment revenue increased $23.1 million or 24% to $119.6 million in fiscal 2006 from $96.5 million in fiscal 2005. Merchant services segment operating income increased $40.2 million or 22% to $224.2 million in fiscal 2006 from $184.0 million in fiscal 2005, with operating margins of 28% and 27% for fiscal 2006 and 2005, respectively. Money transfer segment operating income increased $2.1 million or 13% to $18.7 million in fiscal 2006 from $16.6 million in fiscal 2005, with operating margins of 16% and 17% for fiscal years 2006 and 2005, respectively.

The consolidated operating income amounts reflect restructuring and other charges of $1.9 million, or $0.01 per diluted share, and $3.7 million, or $0.03 per diluted share, in fiscal 2006 and fiscal 2005, respectively. Restructuring and other charges represented 0.2% and 0.5% of revenue in the fiscal years ended May 31, 2006 and 2005, respectively.

Components of Income Statement

We derive our revenues from three primary sources: charges based on volumes and fees for services, charges based on transaction quantity, and equipment sales, leases and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions. During fiscal 2006, we have reclassified portions of our money transfer service offering to our merchant services segment to better align those service offerings. The prior year periods presented reflect such reclassifications.

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

Other income and expense consists primarily of interest income and interest expense.

Results of Operations

Fiscal Year Ended May 31, 2006 Compared to Fiscal Year Ended May 31, 2005

The following table shows key selected financial data for the fiscal years ended May 31, 2006 and 2005, this data as a percentage of total revenue, and the changes between fiscal years in dollars and as a percentage of fiscal 2005.

	2006	2006 % of Revenue (1)	2005	2005 % of Revenue (1)	Change	% Change
	(dollar amounts in thousands)
Revenues
Domestic direct	$481,273	53%	$410,047	52%	$71,226	17%
Canada	208,126	23	175,190	22	32,936	19
Central and Eastern Europe	47,114	5	40,598	5	6,516	16
Domestic indirect and other	51,987	6	62,033	8	(10,046)	(16)

Merchant services	788,500	87	687,868	88	100,632	15

Domestic	109,067	12	91,448	12	17,619	19
Europe	10,489	1	5,015	1	5,474	109

Money transfer	119,556	13	96,463	12	23,093	24

Total revenues	$908,056	100%	$784,331	100%	$123,725	16%

Consolidated operating expenses
Cost of service	$358,020	39%	$337,272	43%	$20,748	6%
Sales, general and administrative	347,070	38	283,232	36	63,838	23
Restructuring and other	1,878	—	3,726	—	(1,848)	(50)

Operating income	$201,088	22%	$160,101	20%	$40,987	26%

Operating income for segments
Merchant services	$224,221		$183,970		$40,251	22%
Money transfer	18,741		16,604		2,137	13
Corporate	(39,996)		(36,747)		(3,249)	9
Restructuring and other	(1,878)		(3,726)		1,848	(50)

Operating income	$201,088		$160,101		$40,987	26%

Operating margin for segments
Merchant services segment	28%		27%		1%
Money transfer segment	16%		17%		(1)%

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable acquisition growth, pursue enhanced products and services for our customers, and leverage our existing business model. We expect our fiscal 2007 consolidated revenue to range from $1,048 million to $1,084 million, reflecting growth of 15% to 19% over fiscal 2006.

Merchant Services Segment

We have continued to grow our domestic direct merchant channel by adding small and mid-market merchants in diversified vertical markets. For fiscal 2006, our credit and debit card processed transactions grew 18% and our revenue grew 17% for this channel. This growth was largely due to success with our ISOs. For fiscal year 2007, we are expecting annual revenue growth in the mid teen to high teen percentage range for this channel.

For fiscal 2006, our Canadian direct credit and debit card processed transactions grew 2%, with overall Canadian revenue growth of 19%. This improvement in revenue is partially a result of strategic pricing initiatives implemented during the fiscal quarters ended August 31, 2005 and February 28, 2005, in addition to the benefit from no longer processing under our low margin, high-risk Air Canada contract. Our Canadian revenue was also favorably impacted by a stronger year-over-year Canadian currency exchange rate. For fiscal 2007, we are expecting annual revenue growth in the high single digit to low double digit percentage range for our Canadian channel. This expected revenue growth is primarily due to an anticipated benefit from additional pricing initiatives and from the year-over-year Canadian currency exchange rate, although we anticipate the benefit from these two items will be less in fiscal 2007 than during fiscal 2006.

Our Central and Eastern European merchant services revenue for the full year fiscal 2006 increased 16%, largely due to growth in credit and debit card processed transactions of 22%. Our revenue growth for this channel, however, slowed during the second half of fiscal 2006, primarily due to the impact of customer attrition, price reductions granted on contract renewals, the timing of non-recurring revenue in the prior year, and an unfavorable year-over-year Czech currency exchange rate. Despite previous expectations, we have yet to experience a meaningful revenue decline from the deconversion process of a large customer that announced its intention to deconvert prior to the completion of our MUZO acquisition, though we are anticipating this to occur during fiscal 2007. We are also expecting a continued impact in this channel from contract renewal price reductions during fiscal 2007. As such, our annual fiscal 2007 revenue for this channel is expected to decline in the low single digit to mid single digit percentage range. We continue to believe the growth prospects and long-term attractiveness of the Central and Eastern Europe market are favorable.

For fiscal 2007, we are expecting to achieve Asia-Pacific merchant services revenue of $47 million to $51 million. This revenue is attributable to our joint venture with HSBC, which was completed on July 24, 2006.

We experienced continued and expected declines in our domestic indirect and other channel, with a 12% year-over-year decline in credit and debit card transactions processed and a 16% decline in revenue. We attribute these declines to the industry consolidation of financial institutions and competitive pricing pressures. For fiscal 2007, we are expecting an annual revenue decline in the mid teen to high teen percentage range for this channel.

Money Transfer Segment

For the full fiscal year 2006, our U.S. DolEx processed transactions grew 29%, with revenue growth of 19%. This expansion was driven primarily by strong same store sales growth and an increasing U.S. branch footprint resulting in a total of 835 U.S. branches as of the end of the fiscal year. In Europe, we completed the fiscal year with 40 branch locations and experienced an improved organic revenue growth rate during the three months ended May 31, 2006. For fiscal 2006, our European money transfer revenue grew 109%, primarily since our Europhil acquisition did not annualize until December 2005.

For fiscal 2007, we will continue to focus on expanding our domestic and European branch network and to operate as a low-cost provider of high-quality money transfer services targeted to immigrant consumers. For the long term, we will also focus on new product opportunities, and we reiterate our strategic objective of providing a host of financial services to our customers. However, we believe our short term opportunity for providing such services remain modest, and, as such, we do not expect to realize a financial impact from new products during fiscal 2007. Nevertheless, we are expecting fiscal 2007 annual percentage revenue growth in the mid teen to low 20% range for our total U.S. and European money transfer segment. We are expecting strong growth from both our domestic and European presence, although we may experience faster growth in Europe due to its smaller size and the recent gain in momentum that we have experienced in that market.

Consolidated Operating Expenses

Cost of service decreased to 39% of revenue for fiscal 2006, compared to 43% for fiscal 2005. This decline is partially related to our revenue growth and the related economies of scale benefits. In addition, this decline is related to several cost factors: savings on telecommunications expenses resulting from vendor re-negotiations; savings from exiting our shared service agreement with NDCHealth; a $2.6 million decrease in our merchant card operating losses which came about primarily as a result of improved risk management technology tools, improved collection efforts, and other operational improvements, particularly related to our Canadian merchants; a $4.7 million decrease in depreciation and amortization of property and equipment due to the timing of fully-depreciated computer hardware and Canadian merchant terminals; and a decline in operating costs from our customer service centers in the United States, including our recently closed Dallas facility. These cost reductions were partially offset by increases in our check guarantee and gaming losses of $4.9 million resulting primarily from growth in the channel and the unfavorable impact of last summer’s hurricane season on our collection efforts and claims. Finally, as described in Note 1 in the notes to consolidated financial statements, during our first fiscal quarter ended August 31, 2005, we recognized an impairment loss of $2.2 million in connection with the MUZO trademark.

Cost of service increased by 6% to $358.0 million for fiscal 2006 compared to $337.3 for fiscal 2005. This increase was primarily due to growth in our money transfer branch network in the United States, assessments paid to VISA and MasterCard in connection with our credit card processed volume growth, the full year expense impact of our December 2004 Europhil acquisition, other variable costs associated with our revenue increases, and the other cost increases described above.

Sales, general and administrative expenses increased to 38% of revenue for fiscal 2006, compared to 36% for fiscal 2005 and also increased 23% to $347.1 million for fiscal 2006 compared to $283.2 million for fiscal 2005. These increases are primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel, partially offset by vendor rate reductions and other cost containment initiatives. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. The ISO commission model differs from our other sales channels where the commissions are primarily paid for a twelve-month period.

We completed our fiscal 2005 restructuring plans on November 30, 2005. These charges are discussed in Note 10 in the notes to consolidated financial statements.

Operating Income and Operating Margin for Segments

For the purpose of discussing segment operations, we refer to operating income as calculated by subtracting segment direct expenses from segment revenue. Overheads and shared expenses are not allocated to the segments’ operations; they are reported in the caption “Corporate.” Similarly, references to operating margin regarding segment operations mean segment operating income divided by segment revenue.

Merchant Services Segment

The 22% growth in our merchant services segment operating income for fiscal 2006 is driven primarily by the revenue increases discussed above and the improvement in operating margin to 28% in fiscal 2006 from 27% in fiscal 2005 for the segment. This operating margin improvement is a product of the merchant services revenue growth and cost of service savings discussed above, partially offset by the dilutive effect on operating margin of the growth of our ISO channel, also as discussed above. We anticipate a merchant services operating income margin ranging from 27.0% to 27.4% for fiscal 2007.

There are several factors driving this potential decline in merchant services operating income margin during fiscal 2007. First, our ISO channel continues to become a larger part of our total company, which serves to lower our overall operating margin, despite contributing to our earnings growth. Further, while our average ISO pricing remained relatively flat in fiscal 2006 compared to the prior year, we are expecting a decline in this pricing during fiscal 2007. This decline is expected largely as a result of a price reduction granted on a multi-year contract renewal for one of our largest ISOs, with whom we have a long-standing relationship. We also granted a significant price reduction to one of our largest non-ISO direct merchants in connection with a multi-year contract renewal. In addition, we continue to invest in sales-related initiatives in our non-ISO domestic direct area in an effort to accelerate the growth in this channel. Although the majority of our non-sales related merchant services expenses are expected to increase only modestly during fiscal 2007, we are not expecting to achieve a significant expense savings during the year from vendor rate reductions, technology consolidations, or facility closures, at least not to the extent we experienced during fiscal 2006. We continue to make strong progress in the development of our next generation processing platform in the U.S., but we do not expect to achieve a financial benefit from this project during fiscal 2007. Lastly, we are expecting our Asia-Pacific joint venture to have a dilutive effect on our merchant services operating margin during fiscal 2007, although we expect this acquisition will be non-dilutive to earnings per share.

Money Transfer Segment

The 13% growth in our money transfer segment operating income for fiscal 2006 is the result of the revenue increases discussed above, partially offset by the decline in operating margin to 16% in fiscal 2006 from 17% in fiscal 2005 for the segment. This operating margin decline was primarily a result of our Europhil acquisition. Due to the fixed-cost nature of our money transfer model and the relatively small size of our European presence, the Europhil branch network negatively impacted the overall money transfer operating margin by approximately 300 basis points during fiscal 2006. However, as a result of expected steady performance from our domestic branches, in addition to an expected strong improvement from our European branches, we are expecting fiscal 2007 total money transfer operating margin to increase to the high teen percentage range.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, Board of Directors fees, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. For fiscal 2007, corporate will also include compensation expense associated with our stock options. Our corporate costs declined as a percentage of total company revenue during fiscal 2006 compared to fiscal 2005. The 9% growth in our corporate costs for fiscal 2006 is primarily due to the impact of our revenue growth and recent acquisitions, in addition to increased spending on Sarbanes-Oxley compliance and other accounting and audit-related efforts. For fiscal 2007, we are expecting corporate expenses of between $56 million and $60 million, including an estimated $13 million in stock option expenses. This expected significant increase over fiscal 2006 is primarily due to anticipated stock option expenses, which we did not recognize as an expense during fiscal 2006. Refer to New Accounting Pronouncement below for additional information.

Consolidated Operating Income

The 26% growth in our consolidated operating income for fiscal 2006 is driven primarily by the revenue increases discussed above and the improvement in consolidated operating margin to 22.1%. This operating margin improvement is primarily due to the factors discussed above. For fiscal 2007, we expect consolidated operating margin of 20.5% to 21.0%. This expected decline in operating margin is primarily due to anticipated stock option expenses and other factors discussed above.

Consolidated Other Income/Expense, Net

The improvement in other income/expense, net to a slight income position is due to increased interest income resulting from higher accumulated cash balances, higher interest income investment rates, and reduced borrowings on our lines of credit during fiscal 2006. These favorable items were partially offset by increased interest expense related to our relationship with National Bank of Canada as discussed under Liquidity and Capital Resources below. For fiscal 2007, we expect interest and other expense to essentially offset interest and other income.

Net Income

The increase in net income resulted in a $0.37 increase in diluted earnings per share to $1.53 for fiscal 2006 from $1.16 in fiscal 2005. This increase in net income and diluted earnings per share includes restructuring charges of $1.2 million, net of tax, or $0.01 in diluted earnings per share, and $2.4 million, net of tax, or $0.03 in diluted earnings per share, in fiscal 2006 and 2005, respectively. In fiscal 2006, our tax rate, reflected as the provision for income taxes divided by income before income tax and minority interest, decreased to 33.5% from 34.7% in fiscal 2005. For fiscal year 2007, we anticipate this tax rate to be 33.1%. The changes in our effective tax rate are due to tax planning initiatives and the impact of international growth, primarily in European markets where statutory rates are lower than U.S. rates. See Note 7 in the notes to consolidated financial statements for additional information. We expect diluted earnings per share to range from $1.59 to $1.67 for fiscal 2007. This expected growth is unfavorably impacted by anticipated stock option expenses equivalent to $0.10 in diluted earnings per share. Lastly, we expect 83 million to 84 million in average diluted shares outstanding for fiscal 2007.

New Accounting Pronouncement

Effective June 1, 2006, we have adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment (“FAS 123R”). FAS 123R amends FAS 123 to require adoption of the fair-value method of accounting for employee stock options. Prior to adoption, we accounted for employee stock options at their intrinsic value, which generally did not result in the recognition of expense in the consolidated financial statements. We have elected to adopt FAS 123R using the modified prospective method of adoption as defined in FAS 123R, which requires us to expense the fair value of the unvested portion of stock options granted prior to the adoption date over the options’ remaining vesting periods and to expense the fair value of stock options granted subsequent to the adoption date over the options’ full vesting periods. We have elected to recognize expense related to the fair value of stock options granted subsequent to the adoption date on a straight-line basis. The fair value of options granted prior to the adoption date had been amortized on an accelerated basis for proforma purposes. Please see Notes 1 and 15 in the notes to consolidated financial statements for more information.

Fiscal Year Ended May 31, 2005 Compared to Fiscal Year Ended May 31, 2004

The following table shows key selected financial data for the fiscal years ended May 31, 2005 and 2004, this data as a percentage of total revenue, and the changes between fiscal years in dollars and as a percentage of fiscal 2004.

	2005	2005 % of Revenue (1)	2004	2004 % of Revenue (1)	Change	% Change
	(dollar amounts in thousands)
Revenues
Domestic direct	$410,047	52%	$346,974	55%	$63,073	18%
Canada	175,190	22	155,468	25	19,722	13
Central and Eastern Europe	40,598	5	10,216	2	30,382	297
Domestic indirect and other	62,033	8	74,159	12	(12,126)	(16)

Merchant services	687,868	88	586,817	93	101,051	17

Domestic	91,448	12	42,503	7	48,945	115
Europe	5,015	1	—	—	5,015	—

Money transfer	96,463	12	42,503	7	53,960	127

Total revenues	$784,331	100%	$629,320	100%	$155,011	25%

Consolidated operating expenses
Cost of service	$337,272	43%	$289,353	46%	$47,919	17%
Sales, general and administrative	283,232	36	217,418	35	65,814	30
Restructuring and other	3,726	—	9,648	2	(5,922)	(61)

Operating income	$160,101	20%	$112,901	18%	$47,200	42%

Operating income for segments
Merchant services	$183,970		$150,772		$33,198	22%
Money transfer	16,604		3,741		12,863	344
Corporate	(36,747)		(31,964)		(4,783)	15
Restructuring and other	(3,726)		(9,648)		5,922	(61)

Operating income	$160,101		$112,901		$47,200	42%

Operating margin for segments
Merchant services segment	27%		26%		1%
Money transfer segment	17%		9%		8%

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

Merchant Services Segment

We experienced continued growth in our domestic direct merchant channel by continuing to sign mid-market and small-market merchants in various vertical markets to maintain our diversification. The 18% increase in revenue reflects 15% growth in credit and debit card processed transactions, primarily driven by increases in our ISO sales channel. We believe this transaction growth compared favorably to industry trends.

Our Canadian credit and debit card transactions processed for fiscal 2005 remained steady compared to the prior year, with growth in credit card processing revenue offset by a decrease in debit card processing revenue. Our total Canadian revenue grew 13%, primarily as a result of strategic pricing initiatives and a favorable year-over-year foreign currency exchange rate.

Our European credit and debit card processed transactions grew 24% during fiscal 2005, largely due to strong market growth in the Central and Eastern European region. Our revenue for this channel increased 297%

for fiscal 2005, primarily as a result of the unannualized effect of our fiscal 2004 MUZO acquisition, in addition to our transaction growth. During fiscal 2005, we expanded operations into Russia, Slovakia, and to a lesser extent, other markets in the region.

These revenue growth factors were partially offset by continued and expected declines in our domestic indirect and other channel, with a credit and debit card processed transaction decline of 8% and a revenue decline of 16%. These declines are attributed to the industry consolidation of financial institutions and competitive pricing pressures.

Money Transfer Segment

Consumer-to-consumer money transfer revenue is primarily driven by transaction levels and unit pricing. Our 127% revenue growth for this channel during fiscal 2005 was primarily driven by the unannualized effect of our fiscal 2004 DolEx acquisition. Our consumer-to-consumer money transfer transactions processed for the year experienced greater than 20% growth over annualized prior year processing. Continued industry growth and the addition of new U.S. originating branch locations, including locations added through acquisition, also contributed to DolEx’s transaction volume growth. In addition, the December 2004 acquisition of Europhil contributed an additional $5.0 million in revenue in fiscal 2005. Our business strategy is to competitively price our money transfer services, which we believe will further expand our customer base and increase our market share. Further, our use of fixed-cost employees rather than variable-cost agents at the originating point of sale enhances this strategy, as higher transaction levels will provide enhanced future leverage. This strategy resulted in a significant improvement in operating margin for segments in this area for fiscal 2005.

Consolidated Operating Expenses

Cost of service decreased to 43% of revenue for fiscal 2005, compared to 46% for fiscal 2004. This decrease in cost of service as a percentage of revenue is primarily due to the integration of our acquisitions, ongoing consolidation strategy, other cost reduction initiatives, and the achievement of greater economies of scale. Cost of service increased by 17% for fiscal 2005 compared to 2004. The increase in the cost of service expense is primarily attributable to the operating expenses and intangible asset amortization relating to businesses acquired in fiscal 2005 and late fiscal 2004.

Sales, general and administrative expenses increased to 36% of revenue for fiscal 2005 compared to 35% for fiscal 2004 and also increased by 30% for fiscal 2005 compared to fiscal 2004. The increase in sales, general and administrative expenses and the increase in such expenses as a percentage of revenue are primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels, due to the ongoing commission payments to the ISOs. This commission model differs from our other sales channels where the commissions are generally paid for a twelve-month period. In addition, these increases are also attributed to ongoing investments made in our direct sales channels, business development costs, and additional sales, general and administrative expenses inherited in connection with our recent acquisitions.

Restructuring and Other Charges

Fiscal 2005

During the fourth quarter of fiscal 2005, we, consistent with our strategy to leverage infrastructure and consolidate operations, committed to plans to close a location and consolidate its and other functions into existing locations. These restructuring plans required associated management and staff reductions and required contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. We recorded restructuring charges of $0.8 million in fiscal 2005 and incurred approximately $1.9 million in fiscal 2006 in connection with these plans. The fiscal 2005 charge was partially offset by a $0.4 million reduction to expenses arising from the favorable resolution of certain restructuring items related to the fiscal 2003 restructuring plans described below. In addition, during fiscal 2005 we recognized other charges of $3.3 million in connection with the termination of an executive officer, including $2.7 million related to acceleration of options, under his employment agreement.

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

Total costs and expenses associated with these activities for fiscal 2004 and 2003 were approximately $10.9 million. One-time employee termination benefits were approximately $8.4 million and the balance relates to contract termination and other related facility closure costs and expenses. We recognized net restructuring and other charges of $9.6 million in fiscal 2004 and $1.3 million in 2003.

Consolidated Operating Income

Operating income increased 42% to $160.1 million for fiscal 2005 compared to $112.9 million for fiscal 2004. This resulted in an operating margin of 20% for fiscal 2005 compared to 18% for fiscal 2004. This increase in operating income and related margin increase includes restructuring and other charges of $3.7 million or 0.5% of revenue and $9.6 million or 1.5% of revenue in fiscal 2005 and fiscal 2004, respectively. The changes in operating income and operating margins are primarily due to the revenue growth factors and benefits from acquisition integration and other cost factors described further above.

Operating Income and Operating Margin for Segments

Merchant Services Segment

The 22% growth in our merchant services segment operating income for fiscal 2005 is driven primarily by the revenue increases discussed above and the improvement in operating margin to 27% in fiscal 2005 from 26% in fiscal 2004 for the segment. This operating margin improvement is a product of the merchant services revenue growth and cost of service savings discussed above, partially offset by the dilutive effect on operating margin of the growth of our ISO channel, also as discussed above.

Money Transfer Segment

The 344% growth in our money transfer segment operating income for fiscal 2005 is primarily the result of the annualization of our DolEx acquisition and the improvement in operating margin to 17% in fiscal 2005 from 9% in fiscal 2004 for the segment. This margin improvement is primarily a result of our fixed-cost branch strategy, as previously discussed.

Consolidated Other Income/Expense, Net

Other income/expense increased as a net expense 48% to $6.2 million for fiscal 2005 compared to $4.2 million in the prior fiscal year. This increase is primarily due to increased interest expense in connection with a full year of interest expense associated with the DolEx and MUZO acquisition borrowings and a rising interest rate environment.

Minority Interest

Minority interest, net of tax benefit allocated to minority interest in a taxable entity, decreased 10% to $7.7 million for fiscal 2005 compared to $8.5 for fiscal 2004. This decrease is due to the elimination of the minority shareholder’s interest in the Cash & Win product and the reduction in minority interest relating to our successful MUZO, now known as Global Payments Europe, tender offer in fiscal 2004.

Net Income

Net income increased 49% to $92.9 million in fiscal 2005 compared to $62.4 million for fiscal 2004, resulting in a $0.36 increase in diluted earnings per share to $1.16 in fiscal 2005 from $0.80 in fiscal 2004. This increase in net income and diluted earnings per share includes restructuring charges of $2.4 million, net of tax, or $0.03 in diluted earnings per share and $6.0 million, net of tax, or $0.08 in diluted earnings per share, in fiscal 2005 and fiscal 2004, respectively. In fiscal 2005, our tax rate, reflected as the provision for income taxes divided by income before income tax and minority interest, decreased to 34.66% from 34.73% in fiscal 2004. The changes in our effective tax rate are due to tax planning initiatives and the impact of international growth, primarily in European markets where statutory rates are lower than U.S. rates.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At May 31, 2006, we had cash and cash equivalents totaling $218.5 million.

Net cash provided by operating activities increased $5.2 million to $234.8 million in fiscal 2006 from $229.6 million in fiscal 2005. The increase in cash flow from operations was primarily due to the increase in net income of $32.6 million, partially offset by a decrease in non-cash items included in net income of $11.0 million and a decrease in cash resulting from changes in working capital of $16.4 million. The decrease in non-cash items included in net income is primarily due to the decrease in changes in deferred income taxes and depreciation and amortization. Cash working capital decreased primarily due to a decrease in the change in settlement processing assets and liabilities of $27.4 million, partially offset by the change in net cash provided by other working capital changes. The change in settlement processing relates to timing differences and certain changes in settlement processing transactions in Canada. These timing differences are primarily due to the fluctuations in volume, the net funding with our members of credit and debit card sales volume funded to merchants, and the settlements received from the card associations and debit networks. We have changed our settlement practices with National Bank of Canada, or NBC, and the Canadian Imperial Bank of Commerce, or CIBC. Prior to fiscal 2006, we transferred funds to NBC to minimize charges from NBC related to its provision of same day value to certain Canadian customers. During fiscal 2006, we withdrew these funds from NBC, which decreased the NBC-related settlement processing assets. Further, our migration of a large portion of our Canadian VISA merchant portfolio away from same day value has also served to lower our settlement processing assets. “Same day value” is the practice of giving merchants value for credit card transactions on the date of the applicable sale even though we receive the corresponding settlement funds from VISA Canada/International at a later date. See Settlement processing assets and obligations under Note 1 in the notes to consolidated financial statements for additional details.

Net cash used in investing activities decreased $35.1 million to $30.0 million in fiscal 2006 from $65.1 million in fiscal 2005 due to the reduction in business acquisition activities in fiscal 2006. Business acquisition activity in fiscal 2006 required only $4.9 million, primarily for the acquisition of approximately 30 DolEx branches and the remaining 2% of our MUZO acquisition shares outstanding, as compared to $30.8 million in fiscal 2005, which included $20.6 million for the acquisition of Europhil and $7.8 million for the acquisition of Comerica’s interest in Cash & Win.

Capital expenditures decreased $9.3 million to $25.0 million in fiscal 2006 from $34.3 million in fiscal 2005. These expenditures primarily relate to software and infrastructure, including our planned consolidation of our two U.S. platforms and the platform operated by NDCHealth to a single platform. We completed our NDC data center relocation during fiscal 2006. The capital expenditures for fiscal 2006 also included DolEx branch expansion and Canadian merchant terminal spending. In fiscal 2007, we expect approximately $35 million to $45 million in total capital spending. Of this amount, approximately $10 million is due to expected Canadian merchant terminal purchases relating to EMV chip-card compliance efforts. The remaining increase over fiscal 2006 is primarily due to our U.S. next-generation processing platform and capital expenditures relating to the HSBC joint venture.

In fiscal 2006, $54.3 million, net was used in financing activities compared to $152.4 million, net used in financing activities in fiscal 2005. The decrease in cash used in financing activities was primarily due to lower repayments on our Canadian and U.S. Credit Facilities, as defined below. No amounts have been outstanding on our Canadian Credit Facility as of the end of our fiscal 2006 quarters ended after August 31, 2005. No amounts have been outstanding on our U.S. Credit Facility at the end of any fiscal 2006 quarter.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of May 31, 2006, we do not have any material capital commitments, other than commitments under capital and operating leases, planned expansions, and the acquisition of the joint venture with HSBC—see “Commitments and Contractual Obligations” below for more details.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our current cash flow strategy is to pay off debt, if any, to make planned capital investments in our business, to pursue acquisitions that meet our growth strategies, to pay dividends at the discretion of our board of directors, and to invest excess cash in high-quality, short-term marketable securities.

Credit Facilities

On November 25, 2003, we entered into a three year, $350 million revolving credit facility agreement with a syndicate of U.S. banks, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2006. The facility expires in November 2006 and has a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position. We plan to renew or replace the U.S. Credit Facility.

In addition, the U.S. Credit Facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. As of May 31, 2006, we had no borrowings outstanding on our U.S. Credit Facility. As of May 31, 2005, we had $50 million outstanding on this credit facility.

On November 18, 2005, we entered into a 364 day amended and restated credit facility, which we refer to as our Canadian Credit Facility, with CIBC as administrative agent and lender. The Canadian Credit Facility allows us to provide certain Canadian merchants with “same day value” for their VISA credit card deposits. Same day value is the practice of giving merchants value for credit card transactions on the date of the applicable sale even though we receive the corresponding settlement funds from VISA Canada/International at a later date. The amounts borrowed under the Canadian Credit Facility are restricted in use to pay Canadian VISA merchants and such amounts are generally received from VISA Canada/International on the following day. The Canadian Credit Facility consists of a revolving line of credit of up to $50 million Canadian, or $45 million U.S. based on exchange rates existing on May 31, 2006, and is provided by CIBC, with participation by a U.S. bank as agreed between these lenders. The Canadian Credit Facility also contains an additional overdraft facility available to cover larger advances during periods of peak credit card usage.

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from VISA Canada/International for our transactions processed through the CIBC VISA BIN, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2006. The Canadian Credit Facility is scheduled to expire on November 17, 2006, and can be renewed for up to two consecutive 364 day periods at the option of all parties. We plan to seek renewal or replacement of the Canadian Credit Facility, but in the event we are unable to do so, we believe we can meet our capital requirements under the U.S. Credit Facility. As of May 31, 2006, we had no borrowings outstanding on our Canadian Credit Facility. As of May 31, 2005, we had $10.8 million (Canadian) outstanding on this credit facility, or $8.6 million (U.S.), based on the exchange rate in effect on that date. We experienced this reduction in borrowings, and we reduced the size of this facility effective November 18, 2005, primarily due to the migration of the Canadian portfolio (except for certain managed merchant accounts and large accounts) away from same day value and an increase in the amount of surplus cash maintained in Canadian dollar cash accounts to meet working capital requirements.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market, or credit risk support other than the guarantee products described under “Critical Accounting Estimates” below.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of May 31, 2006:

	Payments Due by Future Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	6+ Years
	(in thousands)
Operating leases (Note 13)	$81,835	$23,121	$32,989	$20,085	$5,640
Capital lease obligations (Note 13)	770	770	—	—	—

	$82,605	$23,891	$32,989	$20,085	$5,640

Note:	This table excludes other obligations that we may have, such as employee benefit plan obligations, and other current and long–term liabilities reflected in our consolidated balance sheets. We do not have any material purchase commitments as of May 31, 2006 other than relating to our Asia-Pacific joint venture with HSBC.

We believe that cash flows from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business and the satisfaction of these obligations and commitments.

Critical Accounting Estimates

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

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with Note 1 of our notes to consolidated financial statements and the risk factors contained in Item 1A—Risk Factors of this annual report.

Reserve for operating losses

As a part of our direct merchant credit card and debit card processing services and check guarantee services in the United States and Canada, we experience merchant losses and check guarantee losses, which we collectively refer to as “operating losses.” Merchant losses occur when we are unable to collect amounts from merchant customers for any charges properly reversed by the cardholder. Check guarantee losses occur when we are unable to collect the full amount of a guaranteed check from the checkwriter. Please refer to the notes to consolidated financial statements for a further explanation of these operating losses.

We process credit card transactions for direct merchants and recognize revenue based on a percentage of the gross amount charged. Our direct merchant customers have the liability for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We have, however, historically experienced losses due to merchant defaults.

We account for our potential liability relating to merchant losses as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on an assumed percentage of direct merchant credit card and off-line debit card sales volumes processed, or processed volume. For the years ended May 31, 2006, 2005, and 2004, our processed volume was $86.4 billion, $75.8 billion, and $67.9 billion, respectively. For these same periods, we recorded provisions for merchant losses of $2.7 million, $5.3 million, and $6.5 million, respectively. As a percentage of processed volume, these charges reflected 0.0032%, 0.0070%, and 0.0096%, respectively, during the above periods. This percentage has trended downward over the above periods, primarily due to processed volume growth and increasingly effective risk management efforts. For these same years, we experienced actual losses of $3.3 million, $5.3 million, and $7.8 million, respectively. Since actual losses were similar to the merchant loss provisions provided above, we believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our provision for merchant losses as a percentage of processed volume for the year ended May 31, 2006 would have resulted in a decrease or increase in net income of $0.2 million. Further, if our provision for merchant losses as a percentage of processed volume of 0.0032% for our fiscal 2006 had equaled our provision for merchant losses as a percentage of processed volume of 0.0070% for the same prior year period, our net income would have decreased by $2.2 million. As of May 31, 2006 and 2005, $3.1 million and $3.6 million, respectively, has been recorded for guarantees associated with merchant card processing and is included in settlement processing obligations in the accompanying consolidated balance sheets.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks.

Our check guarantee loss reserve is also comprised of known losses and a projection of future losses based on an assumed percentage of the face value of our guaranteed checks. For the years ended May 31, 2006, 2005, and 2004, we guaranteed total check face values of $2.5 billion, $2.1 billion, and $1.7 billion, respectively. For those same periods, we recorded provisions for check guarantee losses of $17.9 million, $13.0 million, and $12.0 million, respectively. As a percentage of the total guaranteed check face value, these charges reflected 0.71%, 0.63%, and 0.71%, respectively, during the years mentioned above. This percentage increased in our fiscal 2006 primarily due to losses experienced in the aftermath of Hurricane Katrina, and it decreased in our fiscal 2005 primarily due to improved collection efforts. For these same years, we experienced actual losses of $16.1 million, $13.3 million, and $10.9 million, respectively. Since actual losses were similar to the check guarantee loss provisions provided above, we believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our percentage assumption for the year ended May 31, 2006 would have resulted in a decrease or increase in net income of $1.2 million. Further, if our guarantee loss as a percentage of guarantee volume of 0.71% for our fiscal 2006 had equaled our guarantee loss as a percentage of guarantee volume of 0.63% for the same prior year period, our net income would have increased by $1.5 million. As of May 31, 2006 and 2005, we had a check guarantee reserve of $5.8 million and $4.0 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets.

We derive our projected loss rate assumptions primarily based on a rolling twelve-month analysis of historic loss activity. These assumptions, however, bear the risk of change, which may occur as a result of several qualitative factors. For merchant losses, these factors include: a change in the creditworthiness of our merchant customers; a change in the levels of credit card fraud affecting our merchant customers; and a change in the effectiveness of our internal credit, risk management, and collection departments. For check guarantee losses, these factors include a change in the levels of dishonored consumer checks presented to our guarantee service merchant customers and a change in the effectiveness of our internal check guarantee procedures, customer acceptance and retention policies, or collection protocols. Application of our percentage assumptions involve uncertainty regarding changes in any of the factors above, especially those that are outside of our control, such as the financial health of the United States and Canadian economies at a regional or national level and the related impact on our customers. Our loss rate assumptions have not changed materially for the years ended May 31, 2006, 2005, and 2004, and we expect that they will either remain constant or modestly fluctuate in the future, depending on changes in the above factors.

Goodwill and long-lived asset valuations

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, property and equipment, and other intangible assets may warrant revision or may not be recoverable. Goodwill and other indefinite-life intangible assets are evaluated for impairment annually by applying a fair value based test. Property and equipment and finite-lived intangible assets are evaluated for impairment when facts and circumstances indicate the carrying value of such assets may exceed their fair values. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment of their carrying values by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition.

The other assets in the accompanying consolidated balance sheets include software rights purchased in September 2001 for $5 million. These rights would allow us to perform certain processing and software support activities that are currently performed on our behalf by a third party. We expect the software code to be the foundation for a project plan to perform these services internally. This plan is still in the initial feasibility and design phase as of May 31, 2006. If, in the future, we were to decide to abandon our plans to perform these activities ourselves, the value of this asset may be substantially impaired. While we believe that the rights may have a resale value, the maximum potential impairment could equal the carrying value. In our opinion, the carrying values of long-lived assets, including goodwill, property and equipment, and other intangible assets are not impaired at May 31, 2006 and May 31, 2005.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Euros and currencies of Canada, Latin American countries, the Czech Republic, and to a lesser extent, the United Kingdom. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the twelve months ended May 31, 2006, foreign currency exposures increased our revenues by $13.8 million over the comparable periods in the prior year. For the twelve months ended May 31, 2006, foreign currency exposures increased our net income by $5.5 million over the comparable periods in the prior year, calculated by applying our consolidated effective income tax rate before minority interest for the appropriate period. A 10% change in average foreign currency rates against the U.S. dollar during the twelve months ended May 31, 2006 would have increased or decreased our revenues and net income by $26.5 million and $9.3 million, respectively.

Interest Rate Risk

We have a credit facility with Canadian Imperial Bank of Commerce, or CIBC for up to $50 million Canadian to cover the prefunding of Canadian merchants. Our credit facility with CIBC carries an interest rate primarily based on the CIBC offered rate plus 40 basis points. The CIBC offered rate is a rate determined at the sole discretion of CIBC, based on the rates CIBC is able to obtain short-term deposits of Canadian dollars in the New York interbank Eurocurrency market. Our $350 million U.S. revolving line of credit has a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position. Accordingly, we are exposed to the impact of interest rate fluctuations.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Global Payments Inc.:

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (“the Company”) as of May 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

August 4, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Global Payments Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Global Payments Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2006 of the Company and our report dated August 4, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

August 4, 2006

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended May 31,
	2006	2005	2004
Revenues	$908,056	$784,331	$629,320

Operating expenses:
Cost of service	358,020	337,272	289,353
Sales, general and administrative	347,070	283,232	217,418
Restructuring and other	1,878	3,726	9,648

	706,968	624,230	516,419

Operating income	201,088	160,101	112,901

Other income (expense):
Interest and other income	7,576	2,194	2,358
Interest and other expense	(7,144)	(8,378)	(6,525)

	432	(6,184)	(4,167)

Income before income taxes and minority interest	201,520	153,917	108,734
Provision for income taxes	(67,522)	(53,351)	(37,765)
Minority interest	(8,474)	(7,670)	(8,526)

Net income	$125,524	$92,896	$62,443

Basic earnings per share	$1.59	$1.20	$0.83

Diluted earnings per share	$1.53	$1.16	$0.80

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 31, 2006	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$218,475	$48,979
Trade accounts receivable, net of allowances for doubtful accounts of $620 and $366, respectively	67,476	54,932
Claims receivable, net of allowances for losses of $5,776 and $3,989, respectively	903	937
Settlement processing assets	39,671	63,435
Inventory, net of obsolescence reserves of $530 and $584, respectively	3,300	2,625
Deferred income taxes	3,622	6,307
Prepaid expenses and other current assets	14,959	12,775

Total current assets	348,406	189,990

Property and equipment, net	107,977	104,173
Goodwill	387,280	372,744
Other intangible assets	167,182	175,006
Other	7,833	11,592

Total assets	$1,018,678	$853,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$50,000
Line of credit with CIBC	—	8,606
Payables to money transfer beneficiaries	6,361	5,694
Accounts payable and accrued liabilities	99,383	87,537
Settlement processing obligations	37,942	27,394
Income taxes payable	5,223	530
Notes payable	—	1,347
Obligations under capital leases	746	1,695

Total current liabilities	149,655	182,803

Obligations under capital leases, net of current portion	—	746
Deferred income taxes	68,791	58,871
Other long-term liabilities	17,013	16,395

Total liabilities	235,459	258,815

Commitments and contingencies (See Note 13)
Minority interest in equity of subsidiaries	12,996	16,340
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized and 79,813,851 at May 31, 2006 and 78,200,064 at May 31, 2005 shares issued and outstanding	—	—
Paid-in capital	389,366	347,431
Retained earnings	329,874	210,686
Deferred compensation	(1,853)	(1,562)
Accumulated other comprehensive income	52,836	21,795

Total shareholders’ equity	770,223	578,350

Total liabilities and shareholders’ equity	$1,018,678	$853,505

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$125,524	$92,896	$62,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,634	30,287	22,404
Provision for operating losses and bad debts	21,280	18,641	19,111
Amortization of acquired intangibles	14,855	15,019	13,136
Minority interest in earnings	8,474	7,739	8,985
Deferred income taxes	777	9,002	(1,737)
Restructuring and other charges, non-cash	—	2,730	4,437
Other, net	7,368	5,956	2,659
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(12,815)	(7,494)	3,563
Claims receivable	(17,861)	(13,204)	(12,145)
Settlement processing	31,198	58,550	(37,946)
Inventory	(520)	209	(85)
Prepaid expenses and other assets	(415)	(4,157)	(6,256)
Accounts payable and accrued liabilities	11,039	3,241	16,331
Payables to money transfer beneficiaries	667	1,988	1,757
Income taxes payable	19,568	8,156	(4,487)

Net cash provided by operating activities	234,773	229,559	92,170

Cash flows from investing activities:
Capital expenditures	(25,038)	(34,305)	(24,564)
Business acquisitions, net of cash acquired	(4,917)	(30,773)	(122,276)

Net cash used in investing activities	(29,955)	(65,078)	(146,840)

Cash flows from financing activities:
Net (payments on) borrowings on line of credit	(50,000)	(72,000)	122,000
Net (payments on) borrowings on line of credit with CIBC	(8,606)	(74,503)	49,209
Principal payments on notes payable issued in consideration of acquisition	—	—	(114,229)
Principal payments under capital lease arrangements and other debt	(3,042)	(11,208)	(2,853)
Proceeds from stock issued under employee stock plans	23,922	21,225	11,463
Distributions to minority interests, net	(10,212)	(9,662)	(9,447)
Dividends paid	(6,336)	(6,205)	(6,030)

Net cash (used in) provided by financing activities	(54,274)	(152,353)	50,113

Effect of exchange rate changes on cash	18,952	2,379	1,019

Increase (decrease) in cash and cash equivalents	169,496	14,507	(3,538)
Cash and cash equivalents, beginning of year	48,979	34,472	38,010

Cash and cash equivalents, end of year	$218,475	$48,979	$34,472

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Income
	Number of Shares	Paid-in Capital	Retained Earnings	Deferred Compensation	Currency Translation Adjustments	Minimum Pension Liability	Total Shareholders’ Equity
Balance at May 31, 2003	74,264	$286,786	$67,582	$(965)	$13,483	$(460)	$366,426

Comprehensive income
Net income			62,443				62,443
Foreign currency translation adjustment, net of tax of $1,112					1,861		1,861
Minimum pension liability adjustment, net of tax of ($195)						(326)	(326)

Total comprehensive income							63,978

Stock issued under employee stock plans	1,872	14,916		(4,458)			10,458
Stock issued in consideration of acquisition		7,845					7,845
Tax benefit from exercise of stock options		4,806					4,806
Dividends paid ($0.08 per share)			(6,030)				(6,030)
Amortization of deferred compensation				1,939			1,939

Balance at May 31, 2004	76,136	314,353	123,995	(3,484)	15,344	(786)	449,422

Comprehensive income
Net income			92,896				92,896
Foreign currency translation adjustment, net of tax of $4,859					8,472		8,472
Minimum pension liability adjustment, net of tax of ($708)						(1,235)	(1,235)

Total comprehensive income							100,133

Stock issued under employee stock plans	2,064	25,570		152			25,722
Tax benefit from exercise of stock options		7,508					7,508
Dividends paid ($0.08 per share)			(6,205)				(6,205)
Amortization of deferred compensation				1,770			1,770

Balance at May 31, 2005	78,200	347,431	210,686	(1,562)	23,816	(2,021)	578,350

Comprehensive income
Net income			125,524				125,524
Foreign currency translation adjustment, net of tax of $11,912					30,036		30,036
Minimum pension liability adjustment, net of tax of $410						1,005	1,005

Total comprehensive income							156,565

Stock issued under employee stock plans	1,614	27,060		(1,868)			25,192
Tax benefit from exercise of stock options		14,875					14,875
Dividends paid ($0.08 per share)			(6,336)				(6,336)
Amortization of deferred compensation				1,577			1,577

Balance at May 31, 2006	79,814	$389,366	$329,874	$(1,853)	$53,852	$(1,016)	$770,223

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation—Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. Including our time as part of National Data Corporation, later known as NDCHealth, or NDC, and now a subsidiary of Per-Se Technologies, Inc., we have provided transaction processing services since 1967. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun off from NDC on January 31, 2001. Our fiscal year ends on May 31, thus we refer to the years ended May 31, 2006, 2005 and 2004 as fiscal years 2006, 2005, and 2004, respectively.

The consolidated financial statements include our accounts and our majority-owned subsidiaries. These consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present our financial position, results of operations, and cash flows. Intercompany transactions have been eliminated in consolidation.

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

Stock split—On July 19, 2005, our board of directors authorized a two-for-one stock split effected in the form of a stock dividend. As a result of the stock split, each shareholder received one additional share of our common stock for each share of common stock held of record on October 14, 2005. The shares resulting from the split were distributed by our transfer agent on October 28, 2005. On the distribution date, the stock split increased the number of shares of our common stock outstanding from approximately 39 million to approximately 78 million shares. This stock split has been given retroactive effect in the accompanying consolidated financial statements and these notes to consolidated financial statements for all periods presented. When the split was effected, the exercise price of all outstanding stock options was reduced by 50% and the numbers of options both outstanding and remaining for future grant increased by 100%.

Reclassifications—The prior period presentation of certain accounts has been changed to conform to the current year presentation.

Revenue recognition—

Merchant Services Segment

Our merchant services segment primarily includes processing solutions for credit cards, debit cards, and check-related services. This revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card issuing banks. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, independent sales organizations, or ISOs, and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and ISOs on an unbundled basis, that in turn resell our products and services to merchants. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Money Transfer Segment

Consumer-to-consumer money transfer revenue is earned on fees charged to customers based on the nature and amount of the transaction performed on the customers’ behalf and is recognized at the time of funds transfer. We also earn consumer-to-consumer money transfer revenue on the difference between the retail exchange rate quoted at the time when the money transfer transaction is requested and the wholesale exchange rate at the time when the currency is purchased. This revenue is recognized when the money transfer transaction is processed through the settlement system and the funds are available to the beneficiary.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased.

Inventory—Inventory, which includes electronic point of sale terminals, automated teller machines, and related peripheral equipment, is stated at the lower of cost or market. Cost is determined by using the average cost method.

Settlement processing assets and obligations—In order to provide credit card transaction processing services, we must be designated as a certified processor by either MasterCard or VISA and as a Merchant Service Provider by MasterCard or an Independent Sales Organization by VISA. These designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the VISA and MasterCard associations. As an independent merchant acquirer, we have four primary financial institution sponsors in the United States and Canada with whom we have sponsorship or depository and processing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through VISA and MasterCard. The member financial institutions of VISA and MasterCard, some of which are our competitors, set the standards with which we must comply.

Funds settlement refers to the process of transferring funds for sales and credits between cardholders and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the electronic transaction payment processor’s member sponsor (the “Member”) and card issuer to complete the link between merchants and card issuers. We use our network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants over the Federal Reserve’s Automated Clearing House system in the United States, or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In our United States portfolio and in most of our Canadian portfolio, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card associations. For certain of the Canadian managed merchant accounts and large accounts, the Member funds the merchants before the Member receives the net settlement funds from the card associations, creating a net settlement asset at the Member. Timing differences, interchange expenses, merchant reserves, and exception items cause differences between the amount the Member receives from the card associations and the amount funded to the merchants. The standards of the card associations restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we follow a net settlement process whereby, if the Member’s funding obligation to the merchant precedes the incoming amount from the card associations, the amount of that net receivable position is advanced to the Member. Conversely, if the incoming amount from the card associations precedes the Member’s funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in a joint deposit account or in an account at the Member bank. Management believes that this practice is also commonly followed by other independent processors as the Members normally attempt to have a zero balance in their owned bank accounts at the end of each day. Each participant in the transaction process receives compensation for its services.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding, (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), and all of which are reported net of (iv) the liability for merchant-related reserve funds that serve as collateral for the benefit of the Members (“Merchant-related reserves”) to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, (iii) Exception items, (iv) Merchant-related reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances (see Reserve for sales allowances below). As of May 31, 2006 and 2005, our settlement processing assets related to our processing for direct merchants in Canada, while our settlement processing obligations primarily related to our processing for direct merchants in the United States. These classifications are a result of our receivable balance from our Canadian Members during these periods, and our liability balance to our United States Members during these periods. Our reserve for operating losses and reserve for sales allowance relate to processing for direct merchants in both the United States and Canada. These amounts as of May 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$51,030	$39,630
Receivable from Members	6,201	45,738
Exception items	669	6,667
Merchant-related reserves	(18,229)	(28,600)

Total	$39,671	$63,435

Settlement processing obligations:
Interchange reimbursement	$97,916	$81,394
Liability to Members	(39,448)	(39,516)
Exception items	2,413	6,462
Merchant-related reserves	(95,504)	(71,532)
Fair value of guarantees of customer chargebacks	(3,061)	(3,633)
Reserves for sales allowances	(258)	(569)

Total	$(37,942)	$(27,394)

Reserve for operating losses—As a part of our merchant credit and debit card processing and check guarantee services, we experience merchant losses and check guarantee losses, which are collectively referred to as “operating losses.”

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires all guarantees be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and off-line debit card sales volumes processed. Historically, this estimation process has been materially accurate.

As of May 31, 2006 and 2005, $3.1 million and $3.6 million, respectively, has been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the years ended May 31, 2006, 2005, and 2004, we recorded such items in the amounts of $2.7 million, $5.3 million, and $6.5 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of May 31, 2006 and 2005, we have a check guarantee loss reserve of $5.8 million and $4.0 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. Expenses of $17.9 million, $13.0 million, and $12.0 million were recorded for the years ended May 31, 2006, 2005 and 2004, respectively, for these losses and are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

As the potential for merchants’ failure to settle individual reversed charges from consumers in our merchant credit card processing offering and the timing of individual checks clearing the checkwriters’ banks in our check guarantee offering are not predictable, it is not practicable to calculate the maximum amounts for which we could be liable under the guarantees issued under the merchant card processing and check guarantee service offerings. It is not practicable to estimate the extent to which merchant collateral or subsequent collections of dishonored checks, respectively, would offset these exposures due to these same uncertainties.

Reserve for sales allowances—As a part of our merchant card processing services, we refund a portion of our fees collected from merchants primarily as a result of billing and transaction processing adjustments. A provision for sales allowances is made for these refunds comprised of known amounts to be refunded and amounts estimated using a historical analysis based on a percentage of credit card and off-line debit card sales volumes processed. As of May 31, 2006 and 2005, $0.3 million and $0.6 million, respectively, have been recorded for such amounts and are included in settlement processing obligations in the accompanying consolidated balance sheets. For the years ended May 31, 2006, 2005, and 2004, $2.8 million, $3.8 million, and $6.0 million, respectively, have been recorded as reductions of revenue on the accompanying consolidated statements of income. Historically, this estimation process has been materially accurate.

Property and equipment—Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. We capitalize the costs related to the development of computer software developed or obtained for

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Maintenance and repairs are charged to operations as incurred.

Goodwill and other intangible assets—Prior to June 1, 2005, we completed our annual goodwill and indefinite-life intangible asset impairment reviews as of June 1. During the quarter ended February 28, 2006, we changed the date of this testing to January 1 in order to perform such test outside of our annual financial reporting process when our reporting resources are more constrained. Management believes that the change will not delay, accelerate, or avoid an impairment charge. Accordingly, management believes that this change is to an alternative accounting principle that is preferable under the circumstances. Based on the tests performed as of January 1, 2006, June 1, 2005, and June 1, 2004, management concluded that no impairment charges were required as of those dates.

Other intangible assets primarily represent customer-related intangible assets, such as customer lists and merchant contracts, non-compete agreements, and trademarks associated with acquisitions. Customer-related intangible assets, non-compete agreements, and the Europhil trademark are amortized using the straight-line method over their estimated useful lives of 2 to 30 years. The useful lives for customer-related intangible assets are determined based primarily on information concerning start/stop dates and yearly attrition. The useful lives of non-compete agreements are equal to the terms of the agreements. The useful life of the Europhil trademark is based upon the timeline of our plans to phase-out the Europhil brand name, two years from the acquisition date. We have determined that the trademarks other than the Europhil trademark have indefinite lives and these trademarks are therefore not being amortized. We evaluated the remaining useful lives for other intangible assets as of January 1, 2006 and June 1, 2005 and determined them to be appropriate.

During the quarter ended August 31, 2005, management approved a plan to implement the Global Payments tradename and trademark in Europe in lieu of the MUZO trademark. The MUZO trademark had previously been treated as an indefinite-life intangible asset. An impairment loss of $2.2 million was recognized in connection with this plan regarding the MUZO trademark and is included in cost of service in the accompanying consolidated statement of income for the year ended May 31, 2006.

Impairment of long-lived assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In management’s opinion, the values of our long-lived assets, including property and equipment and finite-life intangible assets, are not impaired at May 31, 2006 and May 31, 2005.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates (see Note 7). We calculate our effective tax rate by dividing the provision for income taxes by income before income tax and minority interest. These rates were 33.5%, 34.7%, and 34.7% for the years ended May 31, 2006, 2005, and 2004, respectively. Our effective tax rates as applied to income before income taxes, including the effect of minority interest, were 35.0%, 36.5%, and 37.4% for these same periods, respectively.

Fair value of financial instruments—Management considers that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, line of credit, notes payable, accounts payable and accrued liabilities approximate fair value given the short-term nature of these items.

Derivative instruments and hedging activities—We account for derivatives and hedging activities in accordance with Statement of Financial Accounting Standard No. 133: Accounting for Derivative Instruments

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

and Hedging Activities (“FAS 133”) and Statement No. 149: Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). FAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. We have not used any derivative instruments, and the adoption of these statements had no significant impact on our consolidated financial statements.

Foreign currencies—We have foreign subsidiaries operating in Belgium, Canada, the Czech Republic, Mexico, Russia, Spain, and the United Kingdom. The local currencies of these subsidiaries are the functional currencies, except for the subsidiary in Mexico whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change. For the years ended May 31, 2006, 2005, and 2004 such transaction gains or losses were not significant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earning per share. The dilutive effect of stock options and restricted share grants was 3.3 million, 2.6 million, and 2.8 million shares for the years ended May 31, 2006, 2005, and 2004, respectively. The diluted share base excludes immaterial amounts of incremental shares for the years ended May 31, 2006 and 2005 and 0.3 million incremental shares for the year ended May 31, 2004 related to employee stock options. These shares were excluded due to their anti-dilutive effect as a result of their option exercise prices being greater than the average market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31, 2006, 2005 and 2004:

	2006			2005			2004
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share data)
Basic earnings per share:
Net income available to common shareholders	$125,524	78,874	$1.59	$92,896	77,116	$1.20	$62,443	75,066	$0.83

Diluted earnings per share:
Net income available to common shareholders	$125,524	82,149	$1.53	$92,896	79,760	$1.16	$62,443	77,909	$0.80

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Stock awards and options—At May 31, 2006, we have four stock-based employee compensation plans, which are described more fully in Note 9. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Employee stock-based compensation for restricted stock and for stock options that have been remeasured is reflected in net income. During the years ended May 31, 2006, 2005 and 2004, we recognized $1.3 million, $4.4 million and $3.6 million, respectively, in stock-based compensation expense related to accelerated vesting of options under Financial Accounting Standards Board Interpretation 44: Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25. This expense is reflected in sales, general, and administrative expenses for the year ended May 31, 2006 and in restructuring and other charges in the years ended May 31, 2005 and 2004 (see Note 10) due to the facts and circumstances that gave rise to the respective vesting accelerations.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statements of Financial Accounting Standard No. 123: Accounting for Stock-Based Compensation (“FAS 123”) to stock-based employee compensation:

	2006	2005	2004
	(in thousands, except per share data)
Net income:
As reported	$125,524	$92,896	$62,443
Add: Stock compensation recognized under APB 25, net of related tax effects	1,893	3,814	3,463
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(13,249)	(11,718)	(6,408)

Pro forma net income	$114,168	$84,992	$59,498

Basic earnings per share:
As reported	$1.59	$1.20	$0.83
Pro forma	$1.45	$1.10	$0.79
Diluted earnings per share:
As reported	$1.53	$1.16	$0.80
Pro forma	$1.40	$1.07	$0.77

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment (“FAS 123R”). FAS 123R amends FAS 123 to require adoption of the fair-value method of accounting for employee stock options. We will adopt FAS 123R as required on June 1, 2006, using the modified prospective method of adoption described in FAS 123R which specifies that compensation expense for options granted prior to the effective date be recognized in the consolidated statements of income over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized in the consolidated statements of income over the vesting period of those options. We will continue to use the Black-Scholes option valuation model to calculate the fair value of stock options, as described more fully in Note 9.

New accounting pronouncement—In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact of this standard on our consolidated financial statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 2—BUSINESS ACQUISITIONS

In the years ended May 31, 2006, 2005 and 2004, we acquired the following businesses:

Business	Date Acquired	Percentage Ownership
Fiscal 2006 (1)
Costamar branch locations	Various September 2005-January 2006	100.0%

Fiscal 2005
Cash & Win	June 30, 2004	100.0%
Europhil	December 21, 2004	100.0%

Fiscal 2004
Latin America Money Services, LLC	November 12, 2003	100.0%
MUZO, a.s. (now known as Global Payments Europe)	February 18, 2004	52.6	%(1)
MUZO, a.s.	May 14, 2004	45.7	%(1)

(1)	As a result of the May 14, 2004 acquisition, we acquired an aggregate of 98.3% of the outstanding voting shares of MUZO, a.s. We acquired the remaining 1.7% of the outstanding voting interest of MUZO, a.s. on October 28, 2005.

These acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results are included in our consolidated statements of income from the date of the acquisition.

Fiscal 2006

Costamar

We acquired a series of consumer-to-consumer money transfer branch locations beginning on September 13, 2005 and continuing through January 2006 from Remesas Costamar, Inc. d/b/a Costamar Money Transfer. The total consideration for these acquisitions was $3.2 million, paid in installments over the acquisition period. The purpose of the transaction was to increase the market presence of our DolEx-branded money transfer offering. The results of operations of the acquired locations were included in our consolidated statements as they were converted to the DolEx system throughout the acquisition period. The following table summarizes the preliminary purchase price allocations of the assets acquired in this transaction:

Costamar
(in thousands)
Goodwill	$2,887
Customer-related intangible assets	78
Non-compete agreements	261

Total assets acquired	3,226
Liabilities assumed	—

Net assets acquired	$3,226

The fiscal 2006 acquisition was not significant to our consolidated statements of income and accordingly, we have not provided pro forma information related to this acquisition.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Fiscal 2005

Cash & Win

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

Europhil

On December 21, 2004, we closed the acquisition from various individual shareholders of all of the outstanding equity interests in the following related privately held companies: United Europhil, S.A., a Spanish corporation; Tropical Express, S.L., a Spanish LLC; United Europhil Belgique, S.P.R.L, a Belgian company; and United Europhil UK, Ltd., an English company, which we collectively refer to throughout this report as Europhil or the Europhil acquisition. These entities engage in money transmittal and ancillary services from the countries in which the legal entities reside primarily to settlement locations in Latin America, Morocco, and the Philippines. The total consideration paid for this transaction was €15.6 million, or approximately $20.9 million at exchange rates in effect at closing. Of this consideration, $20.8 million was paid in cash at closing and $0.1 million was paid in cash during the year ended May 31, 2006. The companies acquired in connection with the Europhil acquisition are being operated through a newly formed Spanish holding company named DolEx Dollar Express Europe. The purpose of the transaction was to further our strategy of expanding our customer base and market share geographically. The results of Europhil’s operations were included in our consolidated financial statements commencing on December 22, 2004.

Purchase Price Allocations

The following table summarizes the purchase price allocations of the assets acquired and liabilities assumed at the date of the respective material acquisitions:

	Cash & Win	Europhil
	(in thousands)
Current assets	$—	$2,736
Property and equipment, net	57	3,249
Goodwill	2,433	17,595
Customer-related intangible assets	566	—
Non-compete agreements	—	562
Trademark	—	951

Total assets acquired	3,056	25,093
Current liabilities	—	(3,114)
Long-term liabilities	—	(1,046)
Minority interest in equity of subsidiaries	4,744	—

Net assets acquired	$7,800	$20,933

Management determined that the acquired customer-related intangible assets, non-compete agreements, and trademark have useful lives of ten, three, and two years, respectively. The goodwill is not subject to amortization and none of the amount assigned to goodwill is expected to be deductible for tax purposes.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The fiscal 2005 acquisitions, whether considered individually or in aggregate, were not significant to our consolidated financial statements and accordingly, we have not provided pro forma information related to these acquisitions.

Fiscal 2004

Latin America Money Services, LLC

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

As a result of the transaction, LAMS, a holding company, is a wholly-owned subsidiary of Global Payments. DolEx, the operating company, is a wholly-owned subsidiary of LAMS. DolEx Envios is a majority-owned subsidiary of DolEx because one share of DolEx Envios is owned by GP Finance, Inc., a wholly-owned subsidiary of Global Payments. We frequently refer to this transaction as the DolEx acquisition, since DolEx is the primary operating company within the LAMS group.

Under the terms of the merger and related agreements, we gave consideration of approximately $190.4 million for LAMS, DolEx and DolEx Envios through a combination of $59.7 million in cash, net of cash acquired of $8.7 million, the issuance of $114.2 million in promissory notes payable to the sellers, and the issuance of common stock with an approximate fair value of $7.8 million based on the closing price of Global Payments Inc. common stock on the date the acquisition closed. On December 1, 2003, we repaid the promissory notes in full using our U.S. credit facility.

Our interest in DolEx was primarily based on a desire to establish a presence in the United States to Latin America money transfer market. The key factors that contributed to the decision to acquire DolEx include historical and prospective financial statement analysis, market share and level of competition from other money transmitters operating in the same funds flow corridor, technological sophistication, quality of management team, breadth of company-owned branch network and previous business development activity in the U.S. to Latin America money transfer market.

MUZO, a.s.

On February 18, 2004, we, through an indirect, wholly-owned subsidiary, acquired 52.6% of the outstanding voting shares of MUZO, a.s., now known as Global Payments Europe from Komerční banka, a.s., or KB, for $34.7 million in cash.

Based in Prague, MUZO has served financial institutions since 1992 with a comprehensive package of payment services including credit and debit card transaction processing, sales, installation and servicing of ATM and POS terminals, as well as card issuing services (such as card database management and card personalization). Management believes that MUZO is the largest indirect payment processor in the Czech Republic.

Pursuant to Czech law, we completed a public tender offer on May 14, 2004 for the remaining shares of MUZO that were not already acquired from KB. The public tender offer resulted in Global Payments obtaining

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

45.7% of the outstanding shares of MUZO for the equivalent of approximately $28.8 million in cash, bringing our ownership to 98.3% of the outstanding voting shares of MUZO. The remaining 1.7% of the outstanding shares was purchased on October 28, 2005 for $1.4 million. Our acquisition of shares of MUZO was primarily based on a desire to establish a presence in the Czech Republic and the surrounding Central and Eastern European markets, which we believe will have superior growth potential. The key factors that contributed to the decision to acquire MUZO include historical and prospective financial statement analysis, terms of major customer contracts, market share, technological sophistication, quality of the management team and previous business development activity by other companies in the European market.

Supplemental Pro Forma Information

The following unaudited pro forma information for the fiscal 2004 acquisitions discussed above has been prepared as if the acquisitions had occurred on June 1, 2003. The information is based on historical and estimated results of the separate companies and may not necessarily be indicative of the results that would have been achieved or of results that may occur in the future. The pro forma information includes expenses for depreciation and amortization of long lived assets resulting from these transactions and interest expense related to financing costs but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

2004
(in thousands, except per share data)
Revenue	$688,814
Net income	66,236
Basic earnings per share	$0.88
Diluted earnings per share	0.85

NOTE 3—PROPERTY AND EQUIPMENT

As of May 31, 2006 and 2005, property and equipment consisted of the following:

	Range of Useful Lives in Years	2006	2005
		(in thousands)
Property under capital leases	2-5	$15,571	$14,989
Land	N/A	2,060	—
Building	40	24,464	35,068
Equipment	2-5	103,810	74,763
Software	5-10	58,045	53,940
Leasehold improvements	5-40	10,755	9,522
Furniture and fixtures	5-7	7,719	7,034
Work in progress	N/A	30,369	23,016

		252,793	218,332
Less accumulated depreciation and amortization of property and equipment		144,816	114,159

		$107,977	$104,173

Depreciation and amortization expense was $25.6 million, $30.3 million, and $22.4 million for fiscal 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2006 and 2005, goodwill and intangible assets consisted of the following:

	2006	2005
	(in thousands)
Goodwill	$387,280	$372,744
Customer-related intangible assets	250,886	239,637
Trademarks, indefinite life	42,944	45,108
Trademarks, finite life	910	875
Non-compete agreements	1,265	903

	683,285	659,267
Less accumulated amortization on:
Customer-related intangible assets	127,383	110,957
Trademarks	661	196
Non-compete agreements	779	364

	128,823	111,517

	$554,462	$547,750

The following table discloses the changes in the carrying amount of goodwill for the years ended May 31, 2006 and 2005:

	2006	2005
	(in thousands)
Balance at beginning of year	$372,744	$342,012
Goodwill acquired	2,293	20,735
Effect of adjustments to preliminary purchase price allocations	637	3,102
Effect of foreign currency translation	11,606	6,895

Balance at end of year	$387,280	$372,744

Customer-related intangible assets and non-compete agreements acquired during the year ended May 31, 2006 have weighted average amortization periods of 9.8 years and 2.0 years, respectively, and such intangibles acquired during the year ended May 31, 2005 have weighted average amortization periods of 10.0 years and 3.0 years, respectively. Amortization expense of acquired intangibles was $14.9 million, $15.0 million, and $13.1 million for fiscal 2006, 2005 and 2004, respectively.

The estimated amortization expense of acquired intangibles for the next five fiscal years is as follows (in thousands):

2007	$10,281
2008	8,616
2009	8,271
2010	8,250
2011	8,156

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2006 and 2005, accounts payable and accrued liabilities consisted of the following:

	2006	2005
	(in thousands)
Trade accounts payable	$25,988	$30,491
Compensation and benefits	20,625	17,688
Restructuring	254	511
Third party processing expenses	5,329	4,766
Commissions to third parties	17,410	11,949
Assessment expenses	9,035	7,515
Other	20,742	14,617

	$99,383	$87,537

NOTE 6—RETIREMENT BENEFITS

Pension Plan

We have a noncontributory defined benefit pension plan covering substantially all of our United States employees who have met the eligibility provisions. The defined benefit pension plan was closed to new participants beginning June 1, 1998. Benefits are based on years of service and the employee’s compensation during the highest five consecutive years of earnings out of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended. Beginning May 31, 2004, we modified the pension plan to cease benefit accruals for increases in compensation levels. Expenses for fiscal 2006, 2005 and 2004 were actuarially determined. We use May 31 as the measurement date for our plan.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets over the two-year period ending May 31, 2006 and a statement of funded status at May 31 for each year:

Changes in benefit obligations

	2006	2005
	(in thousands)
Benefit obligation at beginning of year	$9,544	$7,595
Service cost	—	—
Interest cost	496	483
Plan participants’ contributions	—	—
Amendments	—	—
Actuarial loss or (gain)	(1,084)	1,726
Acquisition	—	—
Benefits paid	(250)	(260)
Settlement/curtailment	—	—

Balance at end of year	$8,706	$9,544

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Changes in plan assets

	2006	2005
	(in thousands)
Fair value of plan assets at beginning of year	$6,390	$5,190
Actual return on plan assets	753	440
Employer contributions	—	1,020
Plan participants’ contributions	—	—
Acquisition	—	—
Benefits paid	(250)	(260)
Settlements	—	—

Fair value of plan assets at end of year	$6,893	$6,390

Reconciliation of funded status

	2006	2005
	(in thousands)
Funded status	$(1,813)	$(3,154)
Unrecognized net loss	1,423	2,949
Unamortized transition obligation	—	—
Unrecognized prior service cost	—	—

Net amount recognized	$(390)	$(205)

Amounts recognized in consolidated balance sheets

	2006	2005
	(in thousands)
Prepaid benefit cost	$—	$—
Accrued benefit liability	(1,813)	(3,154)
Intangible asset	—	—
Accumulated other comprehensive income (pre-tax)	1,423	2,949

Net amount recognized	$(390)	$(205)

Information about accumulated benefit obligation

	2006	2005
	(in thousands)
Projected benefit obligation	$8,706	$9,544
Accumulated benefit obligation	8,706	9,544
Fair value of plan assets	6,893	6,390

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Components of net periodic benefit cost

	2006	2005	2004
	(in thousands)
Service cost	$—	$—	$—
Interest cost	496	483	607
Expected return on plan assets	(504)	(448)	(414)
Net amortization and deferral	—	—	5
Curtailment loss	—	—	23
Amortization of net loss	193	41	298
Settlement loss	—	—	—
Cost of special termination benefits	—	—	—

Net pension expense	$185	$76	$519

Additional information

	2006	2005
	(in thousands)
(Decrease) increase in minimum liability included in other comprehensive income	$(1,526)	$1,693

Weighted average assumptions used to determine benefit obligations

	2006	2005
Discount rate	6.25%	5.25%
Rate of increase in compensation levels	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost

	2006	2005	2004
Discount rate	5.25%	6.50%	6.00%
Expected long-term rate of return on assets	8.00	8.00	8.00
Rate of increase in compensation levels	N/A	N/A	4.33

The expected long-term return on plan assets was derived by applying the weighted-average target allocation to the expected return by asset category shown in the table below. These assumptions and allocations were evaluated using input from a third party consultant. Overall, the expected return assumption for each asset class utilized is based on expectation of future returns.

Plan assets

The consolidated pension plan weighted-average asset allocations at May 31, 2006 and 2005 by asset category are as follows:

Asset Category	2006	2005	Target Allocation during the year ended May 31, 2006	Expected Return by Category
Equity securities	70.3%	67.7%	70.0%	9.0%
Debt securities	29.4	32.0	30.0	5.7
Cash equivalents	0.3	0.3	0.0	3.1

Total	100.0%	100.0%	100.0%	8.0%

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Our investment policy and strategies for plan assets involve a balanced approach to achieving our long-term investment objectives. We selected a blended investment approach to diversify the asset pool while reducing the risk of wide swings in the market from year-to-year. The pension plan’s investment goals are to generate a return in excess of 8.0% over a full market cycle. The investment portfolio contains enough diversification of investments to reduce risk and provide growth of capital and income. The securities investment guideline details the categories of investments that are not eligible for investment without specific approval. These include: short sales, margin transactions, commodities or other commodity contracts, unregistered securities, investment in companies that have filed a petition for bankruptcy or investments for the purpose of exercising control of management.

Contributions

We expect to contribute $1.2 million to the plan in fiscal 2007.

Estimated future benefit payments

The following benefit payments are expected to be paid during the years ending May 31:

2007	$193,180
2008	210,160
2009	223,376
2010	242,896
2011	278,398
2012-2016	1,998,263

Employee Retirement Savings Plan

We have a deferred compensation 401(k) Plan. The plan provides tax deferred amounts for each participant consisting of employee elective contributions and certain of our matching contributions. We contributed $1.4 million to the Global Payments Inc. 401(k) Plan in each of the years ended May 31, 2006, 2005 and 2004.

NOTE 7—INCOME TAXES

The provisions for income taxes for the years ended May 31 include:

	2006	2005	2004
	(in thousands)
Current tax expense:
Federal	$56,489	$30,699	$33,529
State	3,308	2,477	1,387
Foreign	7,195	5,384	4,021

	66,992	38,560	38,937

Deferred tax expense (benefit):
Federal	4,043	14,883	548
State	(544)	595	38
Foreign	(2,969)	(687)	(1,758)

	530	14,791	(1,172)

Provision for income taxes	67,522	53,351	37,765

Tax benefit allocated to minority interest in a taxable entity	—	(69)	(459)

Net income tax expense	$67,522	$53,282	$37,306

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following presents our income before income taxes for the years ended May 31:

	2006	2005	2004
	(in thousands)
Income before income taxes and minority interest	$201,520	$153,917	$108,734
Minority interest, net of tax	(8,474)	(7,670)	(8,526)
Tax benefit allocated to minority interest	—	(69)	(459)

Income before income taxes	$193,046	$146,178	$99,749

Our effective tax rates, as applied to income before income taxes, including the effect of minority interest, for the years ended May 31, 2006, 2005, and 2004 respectively, differ from federal statutory rates as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.9	1.4	0.9
Foreign income taxes	(0.9)	(0.1)	0.1
Non-deductible amortization and write-off of intangible assets	0.0	0.0	0.1
Tax credits	0.0	(0.2)	(0.2)
Other	0.0	0.4	1.5

Effective tax rate	35.0%	36.5%	37.4%

Deferred income taxes as of May 31, 2006 and May 31, 2005 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. Our investments in certain foreign subsidiaries are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. In accordance with Accounting Principles Board Opinion No. 23: Accounting for Income taxes-Special Areas, because those earnings are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

As of May 31, 2006 and 2005, principal components of deferred tax items were as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$3,215	$4,264
Bad debt expense	1,562	1,891
Accrued restructuring	38	537
Foreign NOL carryforward	714	199
Tax credits	7,953	4,379

	13,482	11,270
Less: valuation allowance	(7,953)	(4,324)

Net deferred tax asset	5,529	6,946

Deferred tax liabilities:
Foreign currency translation	26,534	14,622
Acquired intangibles	38,608	38,932
Prepaid expenses	1,031	1,120
Property and equipment	4,525	4,836

	70,698	59,510

Net deferred tax liability	(65,169)	(52,564)
Less: current net deferred tax asset	3,622	6,307

Net non-current deferred tax liability	$(68,791)	$(58,871)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded 100% valuation allowances in the amount of $7.9 million and $4.3 million as of May 31, 2006 and 2005, respectively, pertaining to the portions of the deferred tax asset related to the income tax effects of the hypothetical distributions of earnings of foreign subsidiaries not considered to be permanently invested abroad and various state credits. We fully utilized our foreign tax credits carried over from fiscal 2002, in the amount of $0.1 million in fiscal 2005.

During fiscal 2006, certain of our European subsidiaries recognized net operating losses in the amount of $3.0 million, resulting in a deferred tax asset in the amount of $0.7 million. This net operating loss will expire if not utilized by May 31, 2011. We believe this net operating loss carryforward will be fully utilized in the year ended May 31, 2007. Therefore, no valuation allowance has been provided. During fiscal 2005, certain of our European subsidiaries recognized net operating losses for income tax purposes in the amount of $0.6 million, resulting in a deferred tax asset in the amount of $0.2 million. We fully utilized these net operating loss carryforwards in fiscal 2006.

As of May 31, 2006, we recognized certain tax credits for state income tax purposes aggregating to the amount of $1.5 million. We have recorded 100% valuation allowances in the amount of $1.5 million, as of May 31, 2006 pertaining to these credits. These credits may both carry over for a period of ten fiscal years from the fiscal year in which they were generated.

In December 2004, the FASB issued FASB Staff Position 109-2: Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The American Jobs Creation Act of 2004 (“the Act”) provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated as defined in the Act. FASB Statement of Financial Accounting Standards

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

No. 109: Accounting for Income Taxes (“FAS 109”) requires adjustments of deferred tax liabilities and assets for the effects of a change in tax laws or rates in the period that includes the enactment date. FSP 109-2 provides an exception to FAS 109 to allow an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Act on our plan for reinvestment or repatriation of foreign earnings for purposes of FAS 109. We did not elect to apply this provision to qualifying earnings repatriations in fiscal 2006.

NOTE 8—NOTES PAYABLE

Notes payable as of May 31, 2006 and 2005 consisted of the following:

	2006	2005
	(in thousands)
Note payable, floating 3 month PRIBOR + 2.55%, due 2005	$—	$1,347

During fiscal 2004, we acquired two notes payable as part of the MUZO acquisition. The first note originated in January 2001 for 300 million Czech Korunas or $7.9 million U.S. based on then-existing exchange rates. This note was secured by MUZO’s operations headquarters building and land, had a fixed rate of 8.48%, and was paid in full in November 2004. The second note originated in June 2000 for 290 million Czech Korunas, or $7.5 million U.S. based on then-existing exchange rates. The interest rate was based on a three-month floating rate of PRIBOR (Prague InterBank Offered Rate) plus 2.55%, or 4.72% at December 30, 2005, and was paid in full in December 2005.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 9—SHAREHOLDERS’ EQUITY

Stock Options

We have certain stock plans under which incentive stock options, non-qualified stock options and restricted stock has been granted to officers, key employees and directors, under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and a Non-Employee Director Stock Option Plan (the “Director Plan”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Our outstanding stock options were impacted by our stock split discussed in Note 1. A summary of changes in all outstanding options and the related weighted average exercise price per share is as follows for the years ended May 31, 2006, 2005, and 2004:

	2006		2005		2004
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
2000 Plan
Outstanding at June 1	5,372,270	$16.75	6,173,836	$13.22	5,854,152	$10.54
Granted	—	—	1,453,800	22.68	1,784,820	18.41
Cancelled	(139,976)	19.20	(283,072)	17.84	(271,418)	15.78
Exercised	(1,467,867)	14.68	(1,972,294)	9.72	(1,193,718)	7.24

Outstanding at May 31	3,764,427	$17.47	5,372,270	$16.75	6,173,836	$13.22

Shares available for future grant	—

2005 Plan
Outstanding at June 1	200,926	$29.12	—	$—	—	$—
Granted	1,809,700	33.10	200,926	29.12	—	—
Cancelled	(95,225)	32.24	—	—	—	—
Exercised	(35,006)	28.82	—	—	—	—

Outstanding at May 31	1,880,395	$32.80	200,926	$29.12	—	$—

Shares available for future grant	6,175,350

Director Plan
Outstanding at June 1	225,288	$16.33	185,784	$14.81	134,104	$13.05
Granted	39,386	33.23	39,504	23.50	51,680	19.36
Cancelled	—	—	—	—	—	—
Exercised	(16,940)	11.74	—	—	—	—

Outstanding at May 31	247,734	$19.33	225,288	$16.33	185,784	$14.81

Shares available for future grant	760,614

The options exercisable at the end of fiscal years 2006, 2005 and 2004 are 1,668,113, 1,483,804, and 1,939,954, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about all stock options outstanding at May 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$5.42-$10.45	541,618	4.68	$7.46	541,618	$7.46
$11.75-$15.99	610,374	5.27	13.34	334,010	13.25
$16.50-$17.75	594,432	7.16	16.90	198,498	16.90
$18.23-$19.79	740,222	6.23	18.40	236,854	—
$21.29-$28.28	1,614,725	8.01	22.88	336,456	22.56
$31.58-$53.01	1,791,185	9.19	33.19	20,677	32.05

	5,892,556	7.47	$22.44	1,668,113	$14.65

The weighted-average grant-date fair values per share of options granted in fiscal 2006, 2005, and 2004 under each plan are as follows:

	2006	2005	2004
2000 Plan	$—	$8.08	$9.28
2005 Plan	12.81	10.33	—
Director Plan	12.96	7.86	9.94

The fair value of each option granted in fiscal 2006, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants during the respective fiscal year:

	2006	2005	2004
2000 Plan
Risk-free interest rates	—	3.90%	3.75%
Expected volatility	—	34.30%	47.00%
Dividend yields	—	0.34%	0.44%
Expected lives	—	5 years	7 years

2005 Plan
Risk-free interest rates	3.98%	3.79%	—
Expected volatility	38.36%	33.68%	—
Dividend yields	0.34%	0.34%	—
Expected lives	5 years	5 years	—

Director Plan
Risk-free interest rates	4.00%	3.62%	3.81%
Expected volatility	37.95%	32.06%	47.00%
Dividend yields	0.34%	0.34%	0.44%
Expected lives	5 years	5 years	7 years

Restricted Stock

Shares awarded under the restricted stock program are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. Awards are recorded as deferred compensation, a reduction of shareholders’ equity, based on the quoted fair market value of our common stock at

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

the award date. Compensation expense is recognized ratably during the escrow period of the award. We recognized compensation expenses for restricted stock of $1.6 million, $1.8 million, and $1.9 million in the years ended May 31, 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2,400,000 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the quarterly purchase period. At May 31, 2006, 564,730 shares had been issued under this plan, with 1,835,270 shares reserved for future issuance.

The weighted-average grant-date fair value of each designated share purchased under this plan in fiscal 2006, 2005 and 2004 under the Employee Stock Purchase Plan is $8.36, $7.79, and $3.42, respectively.

The fair value of each designated share purchased under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	2006	2005	2004
Risk-free interest rates	3.72%	1.93%	3.58%
Expected volatility	26.06%	27.09%	47.00%
Dividend yields	0.34%	0.34%	0.41%
Expected lives	3 months	3 months	3 months

NOTE 10—RESTRUCTURING AND OTHER CHARGES

The following schedule details the rollforward of the restructuring liability from May 31, 2004 to May 31, 2006:

	Liability Balance as of May 31, 2004	Costs Accrued During Fiscal 2005	Costs Paid During Fiscal 2005	Liability Balance as of May 31, 2005	Costs Accrued During Fiscal 2006	Costs Paid During Fiscal 2006	Liability Balance as of May 31, 2006
	(in thousands)
One-time employee termination benefits	$2,109	$809	$2,407	$511	$1,578	$1,841	$248
Contract termination costs	2,143	—	2,143	—	300	294	6

Totals	$4,252	$809	$4,550	$511	$1,878	$2,135	$254

During the fourth quarter of fiscal 2005, we, consistent with our strategy to leverage infrastructure and consolidate operations, committed to plans to close a location and consolidate its and other functions into existing locations. These restructuring plans required associated management and staff reductions and required contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. We completed the plans by the third quarter of fiscal 2006. In connection with these plans, we recorded restructuring charges of $1.9 million and $0.8 million in fiscal 2006 and fiscal 2005 respectively. The fiscal 2005 charge was partially offset by a $0.4 million reduction to expenses arising from the favorable resolution of certain restructuring items related to fiscal 2003 restructuring plans. In addition, during fiscal 2005 we recognized other charges of $3.3 million in connection with the termination of an executive officer, including $2.7 million related to acceleration of options, under his employment agreement.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 11—SEGMENT INFORMATION

General information

During the quarter ended May 31, 2006, we modified the way in which we manage and internally report on our business to include reviews of our business based on the nature of services provided. This change has resulted in two reportable segments, merchant services and money transfer. All prior period amounts have been restated to conform to the new structure.

The merchant services segment primarily offers processing solutions for credit cards, debit cards, and check-related services. We have two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, ISOs, and independent sales representatives, all of whom sell our services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis that in turn resell our products and services to merchants. The money transfer segment offers cash transfer services to consumers, primarily from the United States and Europe to Latin America, Morocco, and the Philippines.

Information about profit and assets

We evaluate performance and allocate resources based on the operating income of each segment. The operating income of each segment includes the revenues of the segment less those expenses that are directly related to those revenues. Operating overheads, shared costs, and certain compensation costs are included in Corporate below. Interest expense or income and income tax expense are not allocated to the individual segments. Additionally, restructuring charges and other related costs are not allocated to the individual segments and are separately presented below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

We do not allocate assets to the individual segments, nor would it be practicable to do so since management does not manage assets on a segment basis internally.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the years ended May 31, 2006, 2005, and 2004:

	2006	2005	2004
	(in thousands)
Revenues
Domestic direct	$481,273	$410,047	$346,974
Canada	208,126	175,190	155,468
Central and Eastern Europe	47,114	40,598	10,216
Domestic indirect and other	51,987	62,033	74,159

Merchant services	788,500	687,868	586,817

Domestic	109,067	91,448	42,503
Europe	10,489	5,015	—

Money transfer	119,556	96,463	42,503

Consolidated revenue	$908,056	$784,331	$629,320

Operating income for segments
Merchant services	$224,221	$183,970	$150,772
Money transfer	18,741	16,604	3,741
Corporate	(39,996)	(36,747)	(31,964)
Restructuring and other	(1,878)	(3,726)	(9,648)

Consolidated operating income	$201,088	$160,101	$112,901

Depreciation and amortization
Merchant services	$34,697	$39,917	$32,816
Money transfer	5,171	4,859	2,404
Corporate	621	530	320

Consolidated depreciation and amortization	$40,489	$45,306	$35,540

Enterprise-Wide Disclosures

Our results of operations and our financial condition are not significantly reliant upon any single customer.

We operate primarily in the United States, Canada and Europe. The following is a breakdown of consolidated revenues by geographic region for the years ended May 31, 2006, 2005, and 2004:

	2006	2005	2004
	(in thousands)
United States	$641,358	$562,475	$462,443
Canada	208,126	175,190	155,468
Europe	58,572	46,666	11,409

	$908,056	$784,331	$629,320

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following is a breakdown of long-lived assets by geographic regions as of May 31, 2006 and 2005:

	2006	2005
	(in thousands)
United States	$404,452	$408,573
Canada	160,182	146,391
Europe	95,978	95,602
Latin America	1,827	1,357

	$662,439	$651,923

NOTE 12—RELATED PARTY TRANSACTIONS

In the course of settling consumer-to-consumer money transfer transactions, we purchase foreign currency from Consultoria Internacional Casa de Cambio, or CISA, a Mexican company partially owned by certain of our employees. We purchased 6.6 billion Mexican pesos for $610.2 million and 4.8 billion Mexican pesos for $424.8 million during fiscal 2006 and 2005, respectively, from CISA. Management believes these currency transactions were executed at prevailing market exchange rates.

Also from time to time, consumer-to-consumer money transfer transactions are settled at destination facilities owned by CISA. We incurred related settlement expenses, included in cost of service in the accompanying consolidated statements of income, approximating $0.2 million in each of fiscal 2006, 2005, and 2004.

In the normal course of business, we periodically utilize the services of contractors to provide software development services. One of our employees, who we hired on April 18, 2005, is also an employee, officer, and part owner of a firm that provides such services. The services provided by this firm primarily relate to software development in connection with our planned next generation front-end processing system in the United States. During fiscal 2006, we capitalized fees paid to this firm of $2.1 million. As of May 31, 2006 and 2005, capitalized amounts paid to this firm of $2.4 million and $0.3 million, respectively, were included in property and equipment in the accompanying consolidated balance sheets. In addition, we expensed amounts paid to this firm of $0.5 million and $0.2 million in the years ended May 31, 2006 and 2005, respectively. Since the related software has not yet been placed in service, no amortization expense has been recorded in the accompanying financial statements.

As of May 31, 2005, the Canadian Imperial Bank of Commerce, or CIBC, by itself or through an affiliate owned 15% of our outstanding common stock and was therefore considered to be a related party to us. According to a Schedule 13-D, as amended, filed by CIBC with the Securities and Exchange Commission on August 29, 2005, CIBC and its affiliates no longer owned any shares of our common stock as of August 24, 2005. As a result, we no longer consider CIBC to be a related party.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases

We conduct a major part of our operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for fiscal 2006, 2005 and 2004 was $24.4 million, $19.4 million, and $13.1 million, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments for all noncancelable leases at May 31, 2006 were as follows:

	Capital Leases	Operating Leases
	(in thousands)
2007	$770	$23,121
2008	—	18,609
2009	—	14,380
2010	—	11,457
2011	—	8,628
Thereafter	—	5,640

Total future minimum lease payments	$770	$81,835

Less: amount representing interest	24

Present value of net minimum lease payments	746
Less: current portion	746

Long-term obligations under capital leases at May 31, 2006	$—

Legal

We are party to a number of other claims and lawsuits incidental to our business. In the opinion of management, the reasonably possible outcome of such matters, individually or in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Taxes

During the course of operations, we must interpret the meaning of various sales, property, income, and other tax laws in foreign and U.S. federal and state tax jurisdictions in order to account for our operations. Taxing authorities in those various jurisdictions may arrive at different interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits, which could result in additional taxes due in those jurisdictions. We have established a liability in the aggregate amount of approximately $14.0 million for matters that are probable of loss in future periods. The amount of the liability is based on management’s best estimate given our history with similar matters and interpretations of current laws and regulations.

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

In addition, the facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the credit facility, if necessary, to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. As of May 31, 2006, we had no borrowings outstanding on our U.S. Credit Facility. We had approximately $50 million at a variable interest rate of 3.64% outstanding on our U.S. Credit Facility as of May 31, 2005.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Line of Credit with CIBC

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

The Canadian Credit Facility consists of a revolving line of credit of up to $50 million Canadian, or $45 million U.S. based on exchange rates existing on May 31, 2006, and is provided by CIBC, with participation by a U.S. bank as agreed between these lenders. The Canadian Credit Facility also contains an additional overdraft facility available to cover larger advances during periods of peak credit card usage.

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from VISA Canada/International for our transactions processed through the CIBC VISA BIN, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2006. The Canadian Credit Facility is scheduled to expire on November 17, 2006, and can be renewed for up to two consecutive 364 day periods at the option of all parties. We plan to seek renewal or replacement of the Canadian Credit Facility, but in the event we are unable to do so, we believe we can meet our capital requirements under the U.S. Credit Facility. As of May 31, 2006, we had no borrowings outstanding on our Canadian Credit Facility. As of May 31, 2005, we had $10.8 million (Canadian) outstanding on this credit facility, or $8.6 million (U.S.), based on the exchange rate in effect on that date.

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have also entered into sponsorship or depository and processing agreements (the “Agreements”) with certain of the banks. The Agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Number (“BIN”) for VISA transactions and Interbank Card Association number (“ICA”) for MasterCard transactions, to clear credit card transactions through VISA and MasterCard. Certain agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2006.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$44,522	$38,683	$34,232
Interest paid	3,858	5,071	3,699
Supplemental non-cash investing and financing activities:
Common stock issued in consideration for acquisition (231,662 shares)	$—	$—	$7,844
Notes payable issued in consideration for acquisition	—	—	114,229

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 15—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended May 31, 2006 and 2005 are as follows:

	Quarter Ended
	August 31	November 30	February 28	May 31
	(in thousands, except per share data)

2006
Revenues	$224,456	$219,673	$225,159	$238,768
Operating income	50,524	50,028	48,135	52,401
Net income	30,738	30,613	30,111	34,062
Basic earnings per share	0.39	0.39	0.38	0.43
Diluted earnings per share	0.38	0.37	0.36	0.41

The following table illustrates the pro forma effect on net income and earnings per share had we applied the fair value recognition principles of FAS 123 to stock-based employee compensation. The stock-based compensation expense in the table below have been revised from the amounts reported in the notes to unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for each of the three quarters ended February 28, 2006. These revisions did not result in a material change to the previously reported information.

Pro Forma Information (see Note 1—Earnings per share):
Net income as reported	$30,738	$30,613	$30,111	$34,062
Add: Stock compensation recognized under APB 25, net of related tax effects	302	271	684	636
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,544)	(3,320)	(3,645)	(3,740)

Pro forma net income	$28,496	$27,564	$27,150	$30,958

Pro forma basic earnings per share	0.37	0.35	0.34	0.39
Pro forma diluted earnings per share	0.36	0.34	0.33	0.38

2005
Revenues	$192,591	$188,549	$195,526	$207,665
Operating income	41,614	40,778	38,219	39,490
Net income	24,198	23,578	21,623	23,497
Diluted earnings per share	0.31	0.30	0.27	0.29

NOTE 16—SUBSEQUENT EVENT

On July 24, 2006 we completed the purchase of a joint venture with The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This joint venture will provide payment processing services to merchants in the Asia-Pacific region. The joint venture includes HSBC’s payment processing operations in 10 countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. Under the terms of the agreement, we paid HSBC $67.2 million in cash to acquire a fifty-six percent ownership interest in the joint venture.

GLOBAL PAYMENTS INC.

SCHEDULE II

Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Balances	Uncollectible Accounts Write-Off	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts
May 31, 2004	$733	$1,357	—	$1,333	$757
May 31, 2005	757	808	—	1,199	366
May 31, 2006	366	3,482	—	3,228	620

Reserve for operating losses—Merchant card processing (1)
May 31, 2004	$4,837	$6,524	—	$7,769	$3,592
May 31, 2005	3,592	5,332	—	5,291	3,633
May 31, 2006	3,633	2,726	—	3,298	3,061

Reserve for sales allowance—Merchant card processing (1)
May 31, 2004	$515	$6,019	—	$3,568	$2,966
May 31, 2005	2,966	3,799	—	6,196	569
May 31, 2006	569	2,755	—	3,066	258
(1) Included in settlement processing obligations

Reserve for operating losses—Check guarantee processing
May 31, 2004	$3,193	$11,992	—	$10,908	$4,277
May 31, 2005	4,277	13,028	—	13,316	3,989
May 31, 2006	3,989	17,895	—	16,108	5,776

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                  FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2006. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of May 31, 2006, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

There were no significant changes in our internal controls or in other factors that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of May 31, 2006, management believes that the Company’s internal control over financial reporting is effective based on those criteria. The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting, which is included in this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference in this Item 10 information about our directors contained under the headings “Certain Information Concerning the Nominees and Directors,” “Other Information About the Board and its Committees—Committees—Audit Committee,” “Other Information About the Board and its Committees—Committees—Audit Committee Financial Expert”, and “Other Information About the Board and its Committees—Certain Legal Proceedings” and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be delivered in connection with our 2006 Annual Meeting of Shareholders to be held on September 27, 2006.

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

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Paul R. Garcia	54	Chairman of the Board of Directors, President and Chief Executive Officer	Chairman of the Board of Directors (since October 2002); President and Chief Executive Officer of Global Payments (since September 2000); Chief Executive Officer of NDC eCommerce (July 1999–January 2001); President and Chief Executive Officer of Productivity Point International (March 1997–September 1998); Group President of First Data Card Services (1995–1997); Chief Executive Officer of National Bancard Corporation (NaBANCO) (1989–1995).

James G. Kelly	44	Senior Executive Vice President and Chief Operating Officer	Senior Executive Vice President (since April 2004) and Chief Operating Officer (since October 2005) of Global Payments; Chief Financial Officer of Global Payments (February 2001-October 2005), Chief Financial Officer of NDC eCommerce (April 2000–January 2001); Managing Director, Alvarez & Marsal (March 1996–April 2000); Director, Alvarez & Marsal (1992–1996) and Associate, Alvarez & Marsal (1990–1992); and Manager, Ernst & Young’s mergers and acquisitions/audit groups (1989–1990).

Joseph C. Hyde	32	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer (since October 2005) of Global Payments; Senior Vice President of Finance of Global Payments (December 2001–October 2005); Vice President of Finance of Global Payments (February 2001-December 2001); Vice President of Finance of NDC eCommerce (June 2000–January 2001); Associate, Alvarez & Marsal (1998–2000); Analyst, The Blackstone Group (1996-1998).

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations

Martin A. Picciano	40	Senior Vice President and Chief Accounting Officer	Senior Vice President of Accounting and Compliance (since June 2004) and Chief Accounting Officer (since October 2005) of Global Payments; Vice President and Controller of Global Payments (February 2001-May 2004); Assistant Controller of National Data Corporation (September 1996-January 2001).

Kevin J. Schultz	48	Executive Vice President and Chief Sales and Marketing Officer	Executive Vice President and Chief Sales and Marketing Officer of Global Payments Inc. (since October 2005); Executive Vice President, Sales and Client Services, Visa USA (2003-2005); Senior Vice President and General Manager of Visa Debit Processing Service, a division of Visa USA (1995-2004); Vice President, Processing Products, Visa USA (1992-1995); Vice President, Gateway Services, Deluxe Data Systems (1986-1992); Director of Customer Service, TYME Corporation (1982-1986).

Suellyn P. Tornay	45	Executive Vice President and General Counsel	Executive Vice President (since June 2004) and General Counsel for Global Payments Inc. (since February 2001); Interim General Counsel for NDCHealth (1999–2001); Group General Counsel, eCommerce Division of NDCHealth (1996–1999); Senior Attorney, eCommerce Division of NDCHealth (1987–1995); Associate, Powell, Goldstein, Frazer, & Murphy (1985–1987).

Carl J. Williams	54	President –World-Wide Payment Processing	President–World-Wide Payment Processing of Global Payments (since March 2004); President and CEO of Baikal Group, LLC (March 2002–February 2004); President of Spherion Assessment Group, a business unit of Spherion Inc. (NYSE: SFN) (May 1996–February 2002); Chairman and CEO of HR Easy, Inc., (acquired by Spherion Inc.) (1996–1998); Executive Vice President–National Processing Corporation, President of the Merchant Services Division (NYSE:NAP) (1992–1996); President & CEO of JBS, Inc. (1981–1992) (acquired by National Processing Corporation).

The Company has adopted a code of ethics that applies to its senior financial officers. The senior financial officers include our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The code of ethics is available as indicated in the section entitled “Where To Find Additional Information” prior to Part I to this Annual Report on Form 10-K.

ITEM 11—EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive compensation contained under the headings “Other Information about the Board and its Committees” and “Compensation and Other Benefits” from our proxy statement to be delivered in connection with our 2006 Annual Meeting of Shareholders to be held on September 27, 2006. The information contained in the proxy statement under the sections entitled “Shareholder Return Analysis” and “Report of the Compensation Committee” is specifically not incorporated by reference in this Item 11.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings “Common Stock Ownership of Management” and “Common Stock Ownership by Certain Other Persons” from our proxy statement to be delivered in connection with our 2006 Annual Meeting of Shareholders to be held on September 27, 2006.

We have four compensation plans under which our equity securities are authorized for issuance. The Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan, Global Payments Inc. Amended and Restated 2005 Incentive Plan, the Non-Employee Director Stock Option Plan, and Employee Stock Purchase Plan have been approved by security holders. For more information on these plans, see Note 9 to notes to consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	5,892,556	$22.44	8,771,234
Equity compensation plans not approved by security holders:	—	—	—

Total	5,892,556	$22.44	8,771,234

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates contained under the heading “Certain Relationships and Related Transactions” from our proxy statement to be delivered in connection with our 2006 Annual Meeting of Shareholders to be held on September 27, 2006.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accountant fees and services contained under the heading “Auditor Information” from our proxy statement to be delivered in connection with our 2006 Annual Meeting of Shareholders to be held on September 27, 2006.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated	Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8—Financial Statements and Supplementary Data” of this report:

(a) 2. Financial	Statement Schedules

Schedule II, Valuation and Qualifying Accounts	73

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

2.1	Distribution Agreement, Plan of Reorganization and Distribution dated January 31, 2001 by and between National Data Corporation and Global Payments Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement dated January 26, 2001 between Global Payments Inc. and SunTrust Bank, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2001, File No. 001-16111, and incorporated herein by reference.

4.2	Form of certificate representing Global Payments Inc. common stock as amended, filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

4.3	Agreement dated December 19, 2003 by and among the Registrant, MRY Partners, L.P. and Robert A. Yellowlees, filed as Exhibit 4.5 on form S-3 dated January 8, 2004, File No. 333-111768 and incorporated herein by reference.

10.1	Tax Sharing and Indemnification Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.2		Employee Benefits Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.3		Agreement and Plan of Merger between Latin America Money Services, LLC, Global Payments Inc., GP Ventures (Texas), Inc., Advent International Corporation (as Shareholder Representative), the shareholders of Latin America Money Services, LLC, and certain Shareholders of DolEx Dollar Express, Inc. dated August 11, 2003, filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 12, 2003, File No. 001-16111 and incorporated herein by reference.

10.4		Headquarters Sublease dated December 23, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2004, File No. 001-16111 and incorporated herein by reference.

10.5		Credit Agreement dated as of November 25, 2003, among Global Payments Inc., Bank One, N.A., and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 30, 2003, File No. 001-16111 and incorporated herein by reference.

10.6	*	Amended and Restated 2000 Long-Term Incentive Plan, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated May 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.7	*	2000 Non-Employee Stock Purchase Plan, filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.8	*	Amended and Restated 2000 Employee Stock Purchase Plan filed as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.9	*	Form of Global Payments Inc. Supplemental Executive Retirement Plan as amended, filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.10	*	Employment Agreement for Paul R. Garcia, as amended, filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.11	*	Employment Agreement for James G. Kelly, filed as Exhibit 99.1 to the Registrant’s Form 8-K/A dated June 2, 2006, File No. 001-16111, and incorporated herein by reference.

10.12	*	Employment Agreement for Joseph C. Hyde, filed as Exhibit 99.2 to the Registrant’s Form 8-K/A dated June 2, 2006, File No. 001-16111, and incorporated herein by reference.

10.13		Asset Purchase Agreement with Canadian Imperial Bank of Commerce, as amended, filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.14		Investor Rights Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.15		Form of Marketing Alliance Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.16		Transition Agreement with Canadian Imperial Bank of Commerce, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.17		Stock Purchase Agreement with Canadian Imperial Bank of Commerce filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.18		Not used.

10.19		Not used.

10.20		Not used.

10.21		Not used.

10.22	*	Employment Agreement for Carl J. Williams dated March 15, 2004, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111.

10.23	*	Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111.

10.24		Not used.

10.25		Global Payments Inc. 2005 Amended and Restated Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Statement on Form S-8 dated November 19, 2004, File No. 333-120640, and incorporated herein by reference.

10.26		Not used.

10.27	*	Separation and Settlement Agreement for Jeffery C. McWey dated June 3, 2005, filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K dated May 31, 2005, File No. 001-16111, and incorporated herein by reference.

10.28		Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, dated November 19, 2004, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2004, File No. 001-16111 and incorporated herein by reference.

10.29		Amendment No. 1 dated November 18, 2005, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 18, 2005, File No. 001-16111 and incorporated herein by reference.

14		Code of Ethics for Senior Financial Officers, filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111 and incorporated herein by reference.

18		Preferability Letter from Independent Registered Public Accounting Firm filed as Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q dated February 28, 2006, File No. File No. 001-16111 and incorporated herein by reference.

21	**	List of Subsidiaries

23.1	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	**	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	**	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory management agreement
**	Filed with this report

(b)	Exhibits

See the “Index to Exhibits” at page 82.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2006.

GLOBAL PAYMENTS INC.

By:	/s/ PAUL R. GARCIA
Paul R. Garcia Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOSEPH C. HYDE
Joseph C. Hyde Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ MARTIN A. PICCIANO
Martin A. Picciano Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated.

Signature	Title	Date

/s/ PAUL R. GARCIA Paul R. Garcia	Chairman of the Board	August 4, 2006

/s/ WILLIAM I. JACOBS William I Jacobs	Lead Director	August 4, 2006

/s/ C. GARRY BETTY C. Garry Betty	Director	August 4, 2006

/s/ EDWIN H. BURBA, JR. Edwin H. Burba, Jr.	Director	August 4, 2006

/s/ ALEX W. (PETE) HART Alex W. (Pete) Hart	Director	August 4, 2006

/s/ RAYMOND L. KILLIAN Raymond L. Killian	Director	August 4, 2006

/s/ ALAN M. SILBERSTEIN Alan M. Silberstein	Director	August 4, 2006

/s/ MICHAEL W. TRAPP Michael W. Trapp	Director	August 4, 2006

/s/ GERALD J. WILKINS Gerald J. Wilkins	Director	August 4, 2006

GLOBAL PAYMENTS INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description
21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.