Form 10-Q
period 2006-08-31
GLOBAL PAYMENTS INC
filed 2006-10-06
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

The number of shares of the issuer’s common stock, no par value outstanding as of September 22, 2006 was 80,180,876.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended August 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended August 31,
	2006	2005
Revenues	$260,308	$224,456

Operating expenses:
Cost of service	98,190	93,183
Sales, general and administrative	98,591	79,876
Restructuring	—	873

	196,781	173,932

Operating income	63,527	50,524

Other income (expense):
Interest and other income	3,596	914
Interest and other expense	(2,162)	(1,520)

	1,434	(606)

Income before income taxes and minority interest	64,961	49,918
Provision for income taxes	(20,909)	(17,022)
Minority interest, net of tax of $108 and $—, respectively	(2,543)	(2,158)

Net income	$41,509	$30,738

Basic earnings per share	$0.52	$0.39

Diluted earnings per share	$0.51	$0.38

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 31, 2006	May 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,578	$218,475
Accounts receivable, net of allowance for doubtful accounts of $521 and $620, respectively	76,157	67,476
Claims receivable, net of allowance for losses of $6,046 and $5,776, respectively	1,592	903
Settlement processing assets	37,979	39,671
Inventory, net of obsolescence reserves of $481 and $530, respectively	4,189	3,300
Deferred income taxes	3,622	3,622
Prepaid expenses and other current assets	20,713	14,959

Total current assets	312,830	348,406

Property and equipment, net of accumulated depreciation of $150,808 and $144,816, respectively	109,396	107,977
Goodwill	434,198	387,280
Other intangible assets, net of accumulated amortization of $132,080 and $128,823, respectively	182,234	167,182
Other	12,362	7,833

Total assets	$1,051,020	$1,018,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$49	$—
Payables to money transfer beneficiaries	5,828	6,361
Accounts payable and accrued liabilities	89,646	99,383
Settlement processing obligations	29,406	37,942
Income taxes payable	7,003	5,223
Obligations under capital leases	397	746

Total current liabilities	132,329	149,655

Deferred income taxes	65,674	68,791
Other long-term liabilities	16,807	17,013

Total liabilities	214,810	235,459

Commitments and contingencies

Minority interest in equity of subsidiaries	15,320	12,996

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 80,149,422 and 79,813,851 shares issued and outstanding at August 31, 2006 and May 31, 2006, respectively	—	—
Paid-in capital	399,597	389,366
Retained earnings	369,782	329,874
Deferred compensation	—	(1,853)
Accumulated other comprehensive income	51,511	52,836

Total shareholders’ equity	820,890	770,223

Total liabilities and shareholders’ equity	$1,051,020	$1,018,678

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended August 31,
	2006	2005
Cash flows from operating activities:
Net income	$41,509	$30,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,412	6,612
Amortization of acquired intangibles	3,393	3,784
Share-based compensation expense	4,898	458
Provision for operating losses and bad debts	5,125	5,443
Minority interest in earnings	2,651	2,158
Deferred income taxes	(1,322)	149
Other, net	853	2,318
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(8,545)	(12,260)
Claims receivable	(5,222)	(4,546)
Settlement processing, net	(7,572)	14,597
Inventory	(841)	251
Payables to money transfer beneficiaries	(533)	(1,566)
Prepaid expenses and other assets	(10,283)	2,664
Accounts payable and accrued liabilities	(9,943)	(11,752)
Income taxes payable	1,780	15,011

Net cash provided by operating activities	22,360	54,059

Cash flows from investing activities:
Capital expenditures	(6,929)	(5,206)
Business acquisitions, net of cash acquired	(67,195)	(480)

Net cash used in investing activities	(74,124)	(5,686)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	49	(57,673)
Principal payments under capital lease arrangements	(349)	(1,012)
Proceeds from stock issued under employee stock plans	4,946	550
Tax benefit from exercise of stock options	2,240	—
Dividends paid	(1,601)	(1,566)
Distributions to minority interests	(2,530)	(2,818)

Net cash provided by (used in) financing activities	2,755	(62,519)

Effect of exchange rate changes on cash	(888)	621

Decrease in cash and cash equivalents	(49,897)	(13,525)
Cash and cash equivalents, beginning of period	218,475	48,979

Cash and cash equivalents, end of period	$168,578	$35,454

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

The unaudited consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. These consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present our financial position, results of operations, and cash flows. Intercompany transactions have been eliminated in consolidation.

We prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate and the information presented is not misleading. We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2006. The prior period presentation of certain accounts has been changed to conform to the current period presentation. In the opinion of management, the information furnished reflects adjustments of a normal and recurring nature and includes those adjustments necessary for a fair presentation of the financial information for the interim periods presented.

Use of estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Stock split— On July 19, 2005, our board of directors authorized a two-for-one stock split effected in the form of a stock dividend. As a result of the stock split, each shareholder received one additional share of our common stock for each share of common stock held of record on October 14, 2005. The shares resulting from the split were distributed by our transfer agent on October 28, 2005. This stock split has been given retroactive effect in the accompanying consolidated financial statements and these notes to consolidated financial statements for all periods presented. When the split was effected, the exercise price of all outstanding stock options was reduced by 50% and the numbers of options both outstanding and remaining for future grant increased by 100%.

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

Settlement processing assets and obligations— In order to provide credit card transaction processing services, we must be designated as a certified processor by either MasterCard or VISA and as a Merchant Service Provider by MasterCard or an Independent Sales Organization by VISA. These designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the VISA and MasterCard associations. As an independent merchant acquirer, we have four primary financial institution sponsors in the United States, Canada, and the Asia-Pacific region with whom we have sponsorship or depository and processing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through VISA and MasterCard. The member financial institutions of VISA and MasterCard, some of which are our competitors, set the standards with which we must comply.

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

In the United States and Canada, we use our network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants over the Federal Reserve’s Automated Clearing House system in the United States, or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In our United States portfolio and in most of our Canadian portfolio, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card associations. For certain of the Canadian managed merchant accounts and large accounts, the Member funds the merchants before the Member receives the net settlement funds from the card associations, creating a net settlement asset at the Member. In the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transitional services agreement. The Member will continue to provide these services until we integrate the Asia-Pacific operations into our own operations, which may take up to four years. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada.

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

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”),

(ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding, and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) the liability for reserve funds related to merchants that serve as collateral for the benefit of the Members (“Merchant reserves”) to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. As of August 31, 2006 and May 31, 2006, our settlement processing assets related to our processing for direct merchants in Canada, while our settlement processing obligations primarily related to our processing for direct merchants in the United States. Our reserve for operating losses and reserve for sales allowance relate to our “direct” merchant services business model. These amounts as of August 31, 2006 and May 31, 2006 are as follows:

	August 31, 2006	May 31, 2006
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$50,555	$51,030
Receivable from Members	6,061	6,201
Exception items	688	669
Merchant reserves	(19,325)	(18,229)

Total	$37,979	$39,671

Settlement processing obligations:
Interchange reimbursement	$95,031	$97,916
Liability to Members	(37,374)	(39,448)
Exception items	4,233	2,413
Merchant reserves	(88,199)	(95,504)
Fair value of guarantees of customer chargebacks	(2,827)	(3,061)
Reserves for sales allowances	(270)	(258)

Total	$(29,406)	$(37,942)

Reserve for operating losses— As a part of our merchant credit and debit card processing and check guarantee services, we experience merchant losses and check guarantee losses, which are collectively referred to as “operating losses.”

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

As of August 31, 2006 and May 31, 2006, $2.8 million and $3.1 million, respectively, has been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended August 31, 2006 and 2005, we recorded expenses for such items in the amounts of $0.6 million and $0.8 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of August 31, 2006 and May 31, 2006, we have a check guarantee loss reserve of $6.0 million and $5.8 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. Expenses of $4.5 million and $4.4 million were recorded during the three months ended August 31, 2006 and 2005, respectively, for these losses and are included in cost of service in the accompanying unaudited consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Property and equipment— Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. We capitalize the costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Maintenance and repairs are charged to operations as incurred.

Goodwill and other intangible assets— We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2006 and determined that no impairment charges were required as of that date.

Other intangible assets primarily represent customer-related intangible assets, such as customer lists and merchant contracts, non-compete agreements, and trademarks associated with acquisitions. Customer-related intangible assets, non-compete agreements, and certain trademarks are amortized using the straight-line method over their estimated useful lives of 2 to 30 years. The useful lives for customer-related intangible assets are determined based primarily on information concerning start/stop dates and yearly attrition. The useful lives of non-compete agreements are equal to the terms of the agreements. The useful lives on amortizable trademarks are based on our plans to phase out the trademarks in the applicable markets. We have determined that the trademarks other than the amortizable trademarks have indefinite lives and, therefore, are not being amortized.

During the first fiscal quarter ended August 31, 2005, management approved a plan to implement the Global Payments tradename and trademark in Europe in lieu of the MUZO trademark. The MUZO trademark had previously been treated as an indefinite-life intangible asset. An impairment loss of $2.2 million was recognized in connection with this plan regarding the MUZO trademark and is included in cost of service in the accompanying unaudited consolidated statement of income for the three months ended August 31, 2005.

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 32.2% and 34.1% for the three months ended August 31, 2006 and 2005, respectively.

Foreign currencies— We have foreign subsidiaries operating in Belgium, Canada, the Czech Republic, Mexico, Russia, Spain, the United Kingdom, and the Asia-Pacific region which includes ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. The local currencies of these subsidiaries are the functional currencies, except for the subsidiary in Mexico whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three months ended August 31, 2006 and 2005, such transaction gains or losses were not significant.

The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange, and income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of other comprehensive equity and is included in shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income.

Earnings per share— Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The dilutive effect of stock options and restricted share grants was 1.8 million and 3.0 million for the three months ended August 31, 2006 and 2005, respectively. The diluted share base for the three months ended August 31, 2006 excludes incremental shares of 0.5 million related to stock options. These shares were excluded since they have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. The effect of such options on the diluted share base was immaterial for the three months ended August 31, 2005. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2006 and 2005:

	Three Months Ended
	August 31, 2006	August 31, 2005
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$41,509	$30,738
Basic weighted average shares outstanding	79,734	78,024
Earnings per share	$0.52	$0.39

Diluted EPS:
Net income available to common shareholders	$41,509	$30,738

Basic weighted average shares outstanding	79,734	78,024
Plus: dilutive effect of stock options and restricted stock awards	1,842	2,990

Diluted weighted average shares outstanding	81,576	81,014

Earnings per share	$0.51	$0.38

Share-based awards and options—Effective June 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment (“FAS 123R”). FAS 123R amends FAS 123, and its related interpretations. We elected to adopt the modified prospective method described in FAS 123R which specifies that compensation expense for options granted prior to the effective date be recognized in the consolidated statement of income over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized in the consolidated statement of income over the vesting period of those options. In addition, in accordance with the implementation of the modified prospective method, prior period amounts have not been restated. Prior to our adoption of FAS 123R, we accounted for options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. We will continue to use the Black-Scholes valuation model to calculate the fair value of share-based awards. Refer to Note 6 for additional discussion regarding details of our share-based employee compensation plans and the adoption of FAS 123R.

New accounting pronouncements— In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective on June 1, 2007.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our unaudited consolidated financial statements of FAS 157, which will become effective for us on June 1, 2008.

NOTE 2—BUSINESS ACQUISITION

On July 24, 2006, we completed the purchase of a fifty-six percent ownership interest in the merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. Under the terms of the agreement, we paid HSBC $67.2 million in cash to acquire our ownership interest. In conjunction with this acquisition, we entered into a transitional services agreement with HSBC. Under this agreement, HSBC will continue to perform payment processing operations and related support services until we integrate these functions into our own operations, which may take up to four years.

The purpose of the acquisition was to establish a presence in the Asia-Pacific market. The key factors that contributed to the decision to make this acquisition include historical and prospective financial statement analysis, HSBC’s market share in the region, HSBC’s retail presence, and previous business development activity by other companies in the Asia-Pacific market. The purchase price was determined by analyzing the historical and prospective financial statements and applying relevant purchase price multiples.

This acquisition has been recorded using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values as of the date of acquisition. The operating results of the acquisition are included in our consolidated statement of income from the date of the acquisition. The following table summarizes the preliminary purchase price allocation of our fifty-six percent interest at the date of the acquisition (in thousands):

Goodwill	$47,328
Customer-related intangible assets	16,800
Trademarks	2,016
Property and equipment	1,877
Non-current deferred tax asset	1,377

Total assets acquired	69,398
Minority interest in equity of subsidiary	(2,203)

Net assets acquired	$67,195

The preliminary purchase price allocation does not include transaction closing-related expenses, which cannot be reasonably estimated as of August 31, 2006. Customer-related intangible assets and trademarks acquired have an amortization period of 13 years and 5 years, respectively.

NOTE 3—GOODWILL

The changes to the goodwill balance during the three months ended August 31, 2006 are as follows (in thousands):

Goodwill balance as of May 31, 2006	$387,280
Goodwill acquired	47,328
Effect of foreign currency translation on goodwill carrying value	(410)

Goodwill balance as of August 31, 2006	$434,198

NOTE 4—COMPREHENSIVE INCOME

The components of comprehensive income for the three months ended August 31, 2006 and 2005 are as follows:

	Three Months Ended
	August 31, 2006	August 31, 2005
	(in thousands)
Net income	$41,509	$30,738
Foreign currency translation, net of tax of $(418) and $3,854, respectively	(1,325)	10,825

Total comprehensive income	$40,184	$41,563

NOTE 5—RETIREMENT BENEFITS

The components of net periodic benefit costs relating to Global Payments’ noncontributory defined benefit plan for the three months ended August 31, 2006 and 2005 are as follows:

	August 31, 2006	August 31, 2005
	(in thousands)
Service cost	$—	$—
Interest cost	135	124
Expected return on plan assets	(136)	(126)
Amortization of prior service cost	—	—
Amortization of net loss	14	48

Net periodic benefit cost	$13	$46

We expect to contribute $1.2 million to the noncontributory defined benefit plan in fiscal 2007. No contributions have been made to this plan in the three months ended August 31, 2006.

NOTE 6—SHARE-BASED AWARDS AND OPTIONS

As of August 31, 2006, we have four share-based employee compensation plans. As discussed in Note 1, effective June 1, 2006, we account for these plans under FAS 123R using the modified prospective method. The total share-based compensation cost that has been charged against income for these plans for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan aggregated $4.9 million for the three months ended August 31, 2006. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statement of income was $1.6 million for the three months ended August 31, 2006. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 are amortized as compensation expense on an accelerated basis from the date of the grant. There was no share-based compensation capitalized during the three months ended August 31, 2006.

As of August 31, 2006, we had $21.8 million of total unrecognized compensation cost related to unvested awards, which we expect to recognize over a weighted average period of 1.4 years.

The following table illustrates the comparable pro forma effect on the prior period net income and earnings per share had we applied the fair value recognition principles of FAS 123R to share-based compensation.

	Three Months Ended
	August 31, 2006	August 31, 2005
	(in thousands, except per share data)
Net income:
As reported	$41,509	$30,738
Add: Share-based compensation included in net income, net of related tax effects	3,322	302
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,322)	(2,544)

Pro forma net income	$41,509	$28,496

Basic earnings per share:
As reported	$0.52	$0.39
Pro forma	$0.52	$0.37
Diluted earnings per share:
As reported	$0.51	$0.38
Pro forma	$0.51	$0.36

Prior to the adoption of FAS 123R, cash flows resulting from the tax benefit related to equity-based compensation were included in our operating activities in our statement of cash flows, along with other income tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company Upon Exercise of a Nonqualified Employee Stock Option” (“EITF 00-15”). FAS 123R now requires tax benefits relating to excess equity-based compensation deductions be prospectively included as financing activities in our statement of cash flows.

Stock Options

We have certain stock plans under which incentive stock options, non-qualified stock options and restricted stock has been granted to officers, key employees and directors, under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and a Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan.

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Generally, stock options granted vest one year after the date of grant with respect to 25% of the shares granted, an additional 25% after two years, an additional 25% after three years, and the remaining 25% after four years. Stock options granted prior to August 2003 vest two years after the date of grant with respect to 20% of the shares granted, an additional 25% after three years, an additional 25% after four years, and the remaining 30% after five years. The Plans provide for accelerated vesting under certain conditions, including a change in control.

The following table summarizes all outstanding options as of August 31, 2006 and the changes during the three months ended August 31, 2006.

	Three months ended August 31, 2006
	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(thousands)		(millions)
2000 Plan
Outstanding at May 31	3,764	$17
Granted	—	—
Cancelled	(32)	20
Exercised	(212)	16

Outstanding at August 31	3,520	$18	$72.2

Shares available for future grant	—
2005 Plan
Outstanding at May 31	1,880	$33
Granted	611	46
Cancelled	(54)	34
Exercised	(35)	32

Outstanding at August 31	2,402	$36	$4.7

Shares available for future grant	5,565
Director Plan
Outstanding at May 31	248	$19
Granted	—	—
Cancelled	—	—
Exercised	—	—

Outstanding at August 31	248	$19	$4.6

Shares available for future grant	761

The weighted-average remaining contractual life for all options outstanding is 7.5 years. The total intrinsic value of stock options exercised during the three months ended August 31, 2006 and 2005 was $5.8 million and $2.2 million, respectively. Options exercisable at August 31, 2006 total 2,683,822 and have a weighted-average remaining contractual life of 6.3 years, a weighted average exercise price of $18, and total intrinsic value of $54.2 million. We have a policy of issuing new shares to satisfy the exercise of options.

The weighted averaged grant-date fair value of each option granted in the three months ended August 31, 2006 and 2005 was $16 and $12, respectively. The fair value of each option granted in three months ended August 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes valuation model with the following assumptions used for the grants during the respective period:

	August 31, 2006	August 31, 2005
2005 Plan
Risk-free interest rates	4.87%	3.93%
Expected volatility	29.99%	38.48%
Dividend yields	0.19%	0.34%
Expected lives	5 years	5 years

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Our assumption on expected volatility is based on our historical volatility. The dividend yield assumption is calculated using our average stock price over the preceding year and the annualized amount of our current quarterly dividend. We based our assumptions on the expected lives of the options on our analysis of the historical exercise patterns of the options and our assumption on the future exercise pattern of options under the newer, shorter-term vesting schedule described above.

Restricted Stock

Shares awarded under the restricted stock program, issued under the 2000 Plan and 2005 Plan, are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. The grant date fair value of restricted stock awards is based on the quoted fair market value of our common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award.

Generally, grants of restricted shares are subject to forfeiture if a grantee, among other conditions, leaves our employment prior to expiration of the restricted period. As of June 1, 2006, new grants of restricted shares vest one year after the date of grant with respect to 25% of the shares granted, an additional 25% after two years, an additional 25% after three years, and the remaining 25% after four years. For restricted shares granted prior to June 1, 2006, the restrictions lapse two years after the date of grant with respect to 33% of the shares granted, an additional 33% after three years, and the remaining 33% after four years. There are occasional exceptions to the vesting schedule.

	Three months ended August 31, 2006
	Awards/Units	Weighted-Average Grant-Date Fair Value
	(thousands)
Non-vested at June 1	220	$31
Granted	188	45
Vested	(69)	17
Forfeited	(2)	46

Non-vested at August 31	337	$35

The total fair value of shares vested during the three months ended August 31, 2006 was $1.2 million. During the three months ended August 31, 2005, the weighted average grant-date fair value of shares vested was $17, and the total fair value of shares vested during these three months was $1.2 million.

We recognized compensation expenses for restricted stock of $0.8 million in the three months ended August 31, 2006. As of August 31, 2006, there was $9.4 million of total unrecognized compensation cost related to unvested restricted stock awards that are expected to be recognized over a weighted-average period of 1.2 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2,400,000 shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the quarterly purchase period. At August 31, 2006, 584,425 shares had been issued under this plan, with 1,815,575 shares reserved for future issuance.

The weighted-average grant-date fair value of each designated share purchased under this plan in the three months ended August 31, 2006 and 2005 is $9 and $13, respectively.

The fair value of each designated share purchased under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes valuation model using the following assumptions:

	August 31, 2006	August 31, 2005
Risk-free interest rates	4.97%	3.03%
Expected volatility	19.85%	19.85%
Dividend yields	0.19%	0.34%
Expected lives	3 months	3 months

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Our assumption on expected volatility is based on our historical volatility. The dividend yield assumption is calculated using our average stock price over the preceding year and the annualized amount of our current quarterly dividend. Since the purchase price for shares under the plan is based on the market value on the first day or last day of the quarterly purchase period, we use an expected life of three months to determine the fair value of each designated share.

NOTE 7—RESTRUCTURING

During the fourth quarter of fiscal 2005, consistent with our strategy to leverage infrastructure and consolidate operations, we committed to plans to close one location and consolidate its functions and certain other functions into existing locations. These restructuring plans required associated management and staff reductions and required contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. We completed this restructuring plan on November 30, 2005. We incurred $0.9 million in restructuring charges relating to one-time employee termination benefits during the three months ended August 31, 2005. As of August 31, 2006, we paid substantially all accrued restructuring charges under this plan.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the three months ended August 31, 2006 and 2005 are as follows:

	Three Months Ended
	August 31, 2006	August 31, 2005
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$16,239	$4,222
Interest paid	1,793	1,011

NOTE 9— SEGMENT INFORMATION

General information

We operate in two reportable segments, merchant services and money transfer. The merchant services segment primarily offers processing solutions for credit cards, debit cards, and check-related services. We have two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, ISOs, and independent sales representatives, all of whom sell our services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis that in turn resell our products and services to merchants. The money transfer segment offers cash transfer services to consumers, primarily from the United States and Europe to Latin America, Morocco, and the Philippines.

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

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three months ended August 31, 2006 and 2005:

	Three Months Ended
	August 31, 2006	August 31, 2005
	(in thousands)
Revenues:
Domestic direct	$135,442	$115,265
Canada	60,918	54,278
Central and Eastern Europe	13,275	12,727
Asia-Pacific	5,486	—
Domestic indirect and other	12,195	14,168

Merchant services	227,316	196,438

Domestic	29,302	25,701
Europe	3,690	2,317

Money transfer	32,992	28,018

Consolidated revenue	$260,308	$224,456

Operating income for segments:
Merchant services	$72,961	$56,248
Money transfer	4,679	4,579
Corporate	(14,113)	(9,430)
Restructuring and other	—	(873)

Consolidated operating income	$63,527	$50,524

Depreciation and amortization:
Merchant services	$8,390	$8,953
Money transfer	1,281	1,296
Corporate	134	147

Consolidated depreciation and amortization	$9,805	$10,396

Enterprise-Wide Disclosures

We operate primarily in the United States, Canada, Europe, and the Asia-Pacific region. The following is a breakdown of consolidated revenues by geographic region:

	Three Months Ended August 31,
	2006	2005
	(in thousands)
United States	$176,718	$154,901
Canada	60,918	54,278
Europe	17,186	15,277
Asia-Pacific	5,486	—

	$260,308	$224,456

The following is a breakdown of long-lived assets by geographic region:

	August 31, 2006	May 31, 2006
	(in thousands)
United States	$402,419	$404,452
Canada	158,929	160,182
Europe	94,446	95,978
Asia-Pacific	68,159	—
Latin America	1,875	1,827

	$725,828	$662,439

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 10—RELATED PARTY TRANSACTIONS

As of May 31, 2005, the Canadian Imperial Bank of Commerce (“CIBC”) by itself or through an affiliate owned 15% of our outstanding common stock and was therefore considered to be a related party to us. According to a Schedule 13-D, as amended, filed by CIBC with the SEC on August 29, 2005, CIBC and its affiliates no longer owned any shares of our common stock as of August 24, 2005. As a result, we no longer consider CIBC to be a related party.

From time to time, in the course of settling consumer-to-consumer money transfer transactions, we purchase foreign currency from Consultoria Internacional Casa de Cambio (“CISA”), a Mexican company partially owned by certain of our employees. We purchased 2.2 billion Mexican pesos for $202.6 million and 1.9 billion Mexican pesos for $181.6 million during the three months ended August 31, 2006 and 2005, respectively, from CISA. We believe these currency transactions were executed at prevailing market exchange rates.

Also from time to time, consumer-to-consumer money transfer transactions are settled at destination facilities owned by CISA. We incurred related settlement expenses, included in cost of service in the accompanying unaudited consolidated statements of income, approximating $66,000 and $70,000, respectively, in the three months ended August 31, 2006 and 2005.

In the normal course of business, we periodically utilize the services of contractors to provide software development services. One of our employees was hired on April 18, 2005 and is also an employee, officer, and part owner of a firm that provides such services. The services provided by this firm primarily relate to software development in connection with our next generation front-end processing system in the United States. During the three months ended August 31, 2006 and 2005, we capitalized fees paid to this firm of $0.5 million and $0.3 million, respectively. As of August 31, 2006 and May 31, 2006, capitalized amounts paid to this firm of $2.9 million and $2.4 million, respectively, were included in property and equipment in the accompanying consolidated balance sheets. In addition, we expensed amounts paid to this firm of $0.4 million during the three months ended August 31, 2005. Amounts paid to this firm and expensed in fiscal 2007 were not significant. Since the related software has not yet been placed in service, no amortization expense has been recorded in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

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

We market our products and services throughout the United States, Canada, Europe and the Asia-Pacific region, and we also conduct business in Latin America, Morocco and the Philippines through our money transfer offerings. We operate in two business segments, merchant services and money transfer, and we offer various products through these segments. Our merchant services segment targets customers in many vertical industries including financial institutions, government, professional services, restaurants, universities, utilities, gaming, retail and health care. Our money transfer segment primarily targets immigrants in the United States and Europe.

Our offerings in the merchant services segment provide merchants, independent sales organizations, or ISOs, and financial institutions with credit and debit card transaction processing, as well as check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. We also offer sales, installation, and servicing of ATM and point of sale, or POS, terminals and selected card issuing services, which are components of indirect merchant services, through Global Payments Europe, a.s., formerly known as MUZO, which is our subsidiary based in the Czech Republic. Our direct merchant services are marketed in the United States, Canada, and throughout the Asia-Pacific region, while our indirect merchant services are marketed in the United States, Canada, and Central and Eastern Europe.

Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Our money transfer segment provides consumer-to-consumer money transfer services. A majority of the revenue derived from our money transfer offering consists of our electronic money transfer services marketed under our DolEx brand to the growing population of first and second generation Latin Americans living in the United States. This population regularly transfers money to family and friends living in Latin America. Following the Europhil acquisition in December 2004, we expanded our money transfer origination locations to Europe and our settlement locations to Morocco, the Philippines, and new destinations in Latin America.

Our products and services are marketed through a variety of distinct sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions.

Executive Overview

In the three months ended August 31, 2006, revenue increased $35.8 million or 16% to $260.3 million from $224.5 million in the prior year’s comparable period. This revenue growth was primarily due to growth in our North American direct merchant services offerings and our money transfer segment. Consolidated operating income was $63.5 million for the three months ended August 31, 2006, compared to $50.5 million for the prior year’s comparable period, which resulted in an increase in operating margin to 24.4% for the three months ended August 31, 2006 from 22.5% for the prior year’s comparable period. Net income increased $10.8 million, or 35%, to $41.5 million in the three months ended August 31, 2006 from $30.7 million in the comparable prior year period, resulting in a $0.13 increase in diluted earnings per share to $0.51 in the three months ended August 31, 2006 from $0.38 in the prior year’s comparable period.

Merchant services segment revenue increased $30.9 million or 16% to $227.3 million in the three months ended August 31, 2006 from $196.4 million in the prior year’s comparable period, and money transfer segment revenue increased $5.0 million or 18% to $33.0 million in the three months ended August 31, 2006 from $28.0 million in the prior year’s comparable period. Merchant services segment operating income increased $16.7 million or 30% to $73.0 million in the three months ended August 31, 2006 from $56.2 million in the prior year’s comparable period, with operating margins of 32% and 29% for the three months ended August 31, 2006 and 2005, respectively. Money transfer segment operating income increased $0.1 million or 2% to $4.7 million in the three months ended August 31, 2006 from $4.6 million in the prior year’s comparable period, with operating margins of 14% and 16% for the three months ended August 31, 2006 and 2005, respectively.

No restructuring or other charges were recorded in consolidated operating income for the three months ended August 31, 2006. For the three months ended August 31, 2005, the consolidated operating income amounts reflect restructuring and other charges of $0.9 million, or $0.01 per diluted share in the three months ended August 31, 2005. Restructuring and other charges represented 0.4% of revenue in the three months ended August 31, 2005.

On July 24, 2006, we completed the purchase of a fifty-six percent ownership interest in the merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. Under the terms of the agreement, we paid HSBC $67.2 million in cash to acquire our ownership interest. Operating results of this business are included in our consolidated statement of income from the date of the acquisition.

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

Cost of service consists primarily of the following costs: operational-related personnel, including those who monitor our transaction processing systems and settlement; assessment fees paid to card associations; transaction processing systems, including third-party services such as the costs of settlement channels for consumer-to-consumer money transfer services; transition services paid to HSBC in the Asia-Pacific market; network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses.

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

Results of Operations

The following table shows key selected financial data for the three months ended August 31, 2006 and 2005, this data as a percentage of total revenue, and the changes between three months ended August 31, 2006 and 2005, in dollars and as a percentage of the prior year’s comparable period.

	August 31, 2006	% of Revenue(1)	August 31, 2005	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues;
Domestic direct	$135,442	52%	$115,265	51%	$20,177	18%
Canada	60,918	23	54,278	24	6,640	12
Central and Eastern Europe	13,275	5	12,727	6	548	4
Asia-Pacific	5,486	2	—	—	5,486	—
Domestic indirect and other	12,195	5	14,168	6	(1,973)	(14)

Merchant services	227,316	87	196,438	88	30,878	16

Domestic	29,302	11	25,701	11	3,601	14
Europe	3,690	1	2,317	1	1,373	59

Money transfer	32,992	13	28,018	12	4,974	18

Total revenues	$260,308	100%	$224,456	100%	$35,852	16%

Consolidated operating expenses;
Cost of service	$98,190	38%	$93,183	42%	$5,007	5%
Sales, general and administrative	98,591	38	79,876	36	18,715	23
Restructuring and other	—	—	873	—	(873)	—

Operating income	$63,527	24%	$50,524	23%	$13,003	26%

Operating income for segments;
Merchant services	$72,961		$56,248		$16,713	30%
Money transfer	4,679		4,579		100	2
Corporate	(14,113)		(9,430)		(4,683)	50
Restructuring and other	—		(873)		873	—

Operating income	$63,527		$50,524		$13,003	26%

Operating margin for segments;
Merchant services segment	32%		29%		3%
Money transfer segment	14%		16%		(2%)

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

In the three months ended August 31, 2006, revenue increased $35.8 million or 16% to $260.3 million from $224.5 million in the prior year’s comparable period. We attribute this revenue growth primarily to our domestic direct, Canada, and Asia-Pacific merchant services channels, in addition to our money transfer channels. Based on our results, we are raising our fiscal 2007 consolidated revenue to range from $1,057 million to $1,084 million, reflecting growth of 16% to 19% over fiscal 2006.

Merchant Services Segment

In the three months ended August 31, 2006, revenue from our merchant services segment increased by $30.9 million or 16% to $227.3 million from $196.4 million in the prior year’s comparable period.

We have continued to grow our domestic direct merchant channel by adding small and mid-market merchants in diversified vertical markets. For the three months ended August 31, 2006, our credit and debit card processed transactions grew 22% and our revenue grew 18% for this channel compared to the prior year period. This growth was largely due to success with our ISOs. For fiscal year 2007, we continue to expect annual revenue growth in the mid teen to high teen percentage range for this channel.

For the three months ended August 31, 2006, our Canadian direct credit and debit card processed transactions grew 3%, with overall Canadian revenue growth of 12% compared to the prior year period. This increase in revenue is primarily a result of the continued benefit of a favorable Canadian currency exchange rate, in addition to a modest impact from new pricing initiatives implemented during the current period. For fiscal 2007, we continue to expect annual revenue growth in the high single digit to low double digit percentage range for our Canadian channel.

Our Central and Eastern European merchant services revenue for the three months ended August 31, 2006 increased 4% compared to the prior year period, largely due to a favorable year-over-year Czech currency exchange rate and growth in credit and debit card processed transactions of 17%. Excluding the currency exchange benefit, our revenue declined for the three months ended August 31, 2006 compared to the prior year period, primarily due to the impact of customer attrition and price reductions granted on contract renewals. Despite previous expectations, we have yet to experience a meaningful revenue decline from the deconversion process of a large customer that announced its intention to deconvert prior to the completion of our MUZO acquisition, though we are anticipating this deconversion to occur during fiscal 2007. Due to the delay of this deconversion process and a stronger than expected Czech currency exchange rate, we are raising our annual fiscal 2007 revenue growth expectation for this channel to a range of low single digit decline to mid single digit increase.

Our Asia-Pacific merchant services revenue for the three months ended August 31, 2006 was $5.5 million. We completed the purchase of our ownership in HSBC’s merchant acquiring business on July 24, 2006, and began operating in this channel at that time. For fiscal 2007, we continue to expect to achieve Asia-Pacific merchant services revenue of $47 million to $51 million.

We experienced continued and expected declines in our domestic indirect and other channel, with an 8% year-over-year decline in credit and debit card transactions processed and a 14% decline in revenue. We attribute these declines to the industry consolidation of financial institutions and competitive pricing pressures. For fiscal 2007, we continue to expect an annual revenue decline in the mid teen to high teen percentage range for this channel.

Money Transfer Segment

For the three months ended August 31, 2006, our domestic money transfer channel transactions grew 23%, with revenue growth of 14%. This expansion was driven primarily by same store sales growth and an increasing domestic branch footprint resulting in 857 U.S. branches as of August 31, 2006, offset by lower pricing consistent with our strategy of price leadership.

In Europe, we ended our first fiscal quarter with 47 branch locations. For the three months ended August 31, 2006, our European money transfer revenue grew 59%, primarily due to new branch locations, which resulted in transaction growth of 83% for the three months ended August 31, 2006 compared to the prior year period.

For fiscal 2007, we will continue to focus on expanding our domestic and European branch network and to operate as a low-cost provider of high-quality money transfer services targeted to immigrant consumers. We continue to expect fiscal 2007 annual percentage revenue growth in the mid teen to low 20% range for our money transfer segment. We continue to expect strong growth from both our domestic and European presence, although we may experience faster growth in Europe due to its smaller size and the recent gain in momentum that we have experienced in that market.

Consolidated Operating Expenses

Cost of service increased by $5.0 million or 5% to $98.2 million for the three months ended August 31, 2006 compared to $93.2 million for the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 38% of revenue for the three months ended August 31, 2006 from 42% for the prior year’s comparable period.

The declines in cost of service as a percentage of revenue are partially related to our revenue growth and the related economies of scale benefits. In addition, this decline is related to several cost factors: savings from exiting our shared service agreement with NDCHealth; lower telecommunications costs; a favorable year-over-year Canadian foreign currency impact; and a decline in year-over-year operating costs from our U.S. and Canadian customer service and back-office centers, including our Dallas facility which we closed in November 2005. In addition, as described in Note 1 in the notes to the unaudited consolidated financial statements, during the quarter ended August 31, 2005, we recognized an impairment loss of $2.2 million in connection with the MUZO trademark, which is included in cost of service in the accompanying unaudited consolidated statements of income for the three months ended August 31, 2005.

Sales, general and administrative expenses increased by $18.7 million or 23% to $98.6 million in the three months ended August 31, 2006 from $79.9 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 38% for the three months ended August 31, 2006 compared to 36% in the prior year’s comparable quarter.

The increases in sales, general and administrative expenses are primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. The ISO commission model differs from our other sales channels where the commissions are primarily paid for only a twelve-month period.

In addition, sales, general and administrative expenses increased for the three months ended August 31, 2006 compared to the prior year’s comparable period as a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment, or FAS 123R, on June 1, 2006. For additional information concerning our adoption of FAS 123R and our share-based awards and options, you should refer to Notes 1 and 6 in the notes to unaudited consolidated financial statements. The total share-based compensation cost that has been included in sales, general and administrative expenses for our share-based awards and options plans was $4.9 million and $0.5 million for the three months ended August 31, 2006 and 2005, respectively. During the three months ended August 31, 2006, we recognized $4.0 million in employee stock option expense as a result of our adoption of FAS 123R.

Operating Income and Operating Margin for Segments

For the purpose of discussing segment operations, we refer to operating income as calculated by subtracting segment direct expenses from segment revenue. Overheads and shared expenses, including share-based compensation costs, are not allocated to the segments’ operations; they are reported in the caption “Corporate.” Similarly, references to operating margin regarding segment operations mean segment operating income divided by segment revenue.

Merchant Services Segment

Operating income in the merchant services segment increased $16.7 million or 30% to $73.0 million for the three months ended August 31, 2006 compared to $56.2 million in the prior year’s comparable period. This increase resulted in an operating margin of 32% for the three months ended August 31, 2006, compared to 29% in the prior year’s comparable period.

This operating margin improvement is a product of the merchant services revenue growth and cost of service savings discussed above, partially offset by the dilutive effect on operating margin of the growth of our ISO channel, also as discussed above. As a result of lower than anticipated operating expenses, we are raising our fiscal 2007 guidance for our merchant services operating income margin, which we expect will decline to the 27.3% to 27.7% range compared to fiscal 2006.

There are several factors driving this potential decline in merchant services operating income margin during fiscal 2007. First, our ISO channel continues to become a larger part of our total company, which serves to lower our overall operating margin, despite contributing to our earnings growth. In addition, we are not expecting to achieve a significant cost savings during the remainder of this fiscal year from vendor rate reductions, technology consolidations, or facility closures, at least not to the extent we experienced during fiscal 2006 or during the first quarter of fiscal 2007. Finally, we also continue to expect our HSBC merchant acquiring acquisition to have a dilutive effect on our merchant services margin during fiscal 2007, although we expect this acquisition will be non-dilutive to earnings per share.

Money Transfer Segment

Operating income in the money transfer segment increased $0.1 million or 2% to $4.7 million for the three months ended August 31, 2006 compared to $4.6 million in the prior year’s comparable period. This increase resulted in an operating margin of 14% for the three months ended August 31, 2006, compared to 16% in the prior year’s comparable period.

This operating margin decline was primarily due to the pricing strategy discussed above. In addition, branch expansion activities contributed to a higher level of fixed costs during the current period. Furthermore, in response to one of our landlords entering the money transfer industry, we incurred duplicate costs as we closed these branch locations and opened new locations in the neighboring areas. As a result of our first quarter performance, in addition to an expected improvement from our domestic branches, we are expecting fiscal 2007 total money transfer operating income margin in the mid to high teen range.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, board of directors’ fees, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. For fiscal 2007, corporate also includes compensation expense associated with our stock options. Our corporate costs increased $4.7 million or 50% to $14.1 million for the three months ended August 31, 2006 compared to $9.4 million in the prior year’s comparable period. This increase is primarily due to share-based compensation costs related to our implementation of FAS123(R), as described above. For fiscal 2007, we expect corporate expenses of between $56 million and $59 million, including an estimated $13 million in stock option expenses.

Consolidated Operating Income

Consolidated operating income increased $13.0 million or 26% to $63.5 million for the three months ended August 31, 2006 compared to $50.5 million in the prior year’s comparable period. This increase resulted in an operating margin of 24% for the three months ended August 31, 2006 compared to 23% in the prior year’s comparable period. We expect fiscal 2007 total company operating income margin between 20.6% and 21.0%.

Consolidated Other Income/Expense, Net

Interest and other income/expense decreased from a net expense for the three months ended August 31, 2005 to a net income for the three months ended August 31, 2006. This improvement is largely due to higher interest income due to higher cash balances and investment rates in addition to expected further reductions in the merchant pre-funding interest expense in Canada. During fiscal 2007, we expect approximately $3 million to $5 million in income from the net of our interest and other income and interest and other expense.

Minority Interest

Minority interest increased $0.3 million or 18% to $2.5 million for the three months ended August 31, 2006 compared to $2.2 million in the prior year’s comparable period. This increase is due to our new HSBC merchant acquiring acquisition and growth from our Comerica Bank alliance. These increases are partially offset by the elimination of the minority interest associated with our MUZO acquisition completed in October 2005. For fiscal 2007, we expect $11 million to $12 million in minority interest, net of tax. These amounts would reflect an increase over the prior year due primarily to the impact of the HSBC merchant acquiring acquisition and its related 44% minority interest expense, net of tax.

Net Income

Net income increased $10.8 million or 35% to $41.5 million in the three months ended August 31, 2006 from $30.7 million in the prior year’s comparable period. This increase resulted in a $0.13 increase in diluted earnings per share to $0.51 in the three months ended August 31, 2006 compared to $0.38 in the prior year’s comparable period.

In the three months ended August 31, 2006, our tax rate, reflected as the provision for income taxes divided by income before income tax and minority interest, decreased to 32.2% from 34.1% in the prior year’s comparable period. The decrease is primarily due to a greater than anticipated impact from tax planning initiatives and international growth. While the tax rate may fluctuate modestly on a quarterly basis in the future, we anticipate the total fiscal 2007 tax rate to be between 32.5% and 32.7%.

We now expect diluted earnings per share to range from $1.69 to $1.75 for fiscal 2007. This expected growth is unfavorably impacted by anticipated stock option expenses equivalent to $0.10 in diluted earnings per share. Lastly, we expect 82 million to 83 million in average diluted shares outstanding for fiscal 2007.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At August 31, 2006, we had cash and cash equivalents totaling $168.6 million.

Net cash provided by operating activities decreased $31.7 million to $22.4 million in the three months ended August 31, 2006 from $54.1 million in the comparable period in the prior year. The decrease in cash flow provided by operations was primarily due to an increase in cash used in operating activities resulting from changes in working capital of $43.6 million, partially offset by an increase in net income of $10.8 million. Cash was required to fund working capital changes in the three months ended August 31, 2006 primarily due to the change in net settlement processing assets and obligations of $22.2 million, the change in prepaid expenses and other assets of $12.9 million, and income taxes payable of $13.2 million.

The change in settlement processing relates to timing differences, primarily relating to the merchant reserves held as collateral, and certain changes in settlement processing transactions in Canada. During the three months ended August, 31, 2005, we migrated a large portion of our Canadian VISA merchant portfolio away from same day value, which served to lower our settlement processing assets and caused a one-time cash inflow. “Same day value” is the practice of giving merchants value for credit card transactions on the date of the applicable sale even though we receive the corresponding settlement funds from VISA Canada/International at a later date. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

The change in prepaid expenses and other assets is due to our receivable from HSBC relating to the Asia-Pacific merchant services revenue, which the bank has collected from merchants on our behalf under a transition services agreement, in addition to amounts paid in advance for DolEx branch acquisitions that have not closed as of August 31, 2006. The change in income taxes payable is attributed to the timing and amount of estimated tax payments this year compared to last year.

Net cash used in investing activities increased $68.4 million to $74.1 million in the three months ended August 31, 2006 from $5.7 million in the comparable period in the prior year due to the increase in business acquisition activities in the three months ended August 31, 2006. Business acquisition activity in the three months ended August 31, 2006 required $67.2 million for our purchase of the fifty-six percent interest relating to the HSBC merchant acquiring acquisition. Business acquisition activity in the three months ended August 31, 2005 required only $0.5 million.

Capital expenditures increased $1.7 million to $6.9 million in the three months ended August 31, 2006 from $5.2 million in the comparable period in the prior year. These expenditures primarily relate to software and infrastructure, including our planned consolidation of our two U.S. platforms and the platform operated by NDCHealth to a single platform. We completed our NDC data center relocation during fiscal 2006. The capital expenditures for the three months ended August 31, 2006 also included DolEx branch expansion and Canadian merchant terminal spending. In fiscal 2007, we continue to expect approximately $35 million to $45 million in total capital spending.

In the three months ended August 31, 2006, $2.8 million, net was provided by financing activities compared to $62.5 million, net used in financing activities in the comparable period in the prior year. The decrease in cash used in financing activities was primarily due to lower repayments on our Canadian and U.S. Credit Facilities, as described below.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of August 31, 2006, we do not have any material capital commitments, other than commitments under capital and operating leases and planned expansions.

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

Credit Facilities

On November 25, 2003, we entered into a three year, $350 million revolving credit facility agreement with a syndicate of U.S. banks, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2006. The facility expires in November 2006 and has a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position. We are negotiating to renew or replace the U.S. Credit Facility.

In addition, the U.S. Credit Facility allows us to expand the facility size to $500 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions and to provide a source of working capital for general corporate purposes. As of both August 31, 2006 and May 31, 2006, we had no borrowings outstanding on our U.S. Credit Facility.

On November 18, 2005, we entered into a 364 day amended and restated credit facility, which we refer to as our Canadian Credit Facility, with CIBC as administrative agent and lender. The Canadian Credit Facility allows us to provide certain Canadian merchants with “same day value” for their VISA credit card deposits. Same day value is the practice of giving merchants value for credit card transactions on the date of the applicable sale even though we receive the corresponding settlement funds from VISA Canada/International at a later date. The amounts borrowed under the Canadian Credit Facility are restricted in use to pay Canadian VISA merchants and such amounts are generally received from VISA Canada/International on the following day. The Canadian Credit Facility consists of a revolving line of credit of up to $50 million Canadian, or $45 million U.S. based on exchange rates existing on August 31, 2006, and is provided by CIBC, with participation by a U.S. bank as agreed between these lenders. The Canadian Credit Facility also contains an additional overdraft facility available to cover larger advances during periods of peak credit card usage.

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from VISA Canada/International for our transactions processed through the CIBC VISA BIN, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2006. The

Canadian Credit Facility is scheduled to expire on November 17, 2006, and can be renewed for up to two consecutive 364 day periods at the option of all parties. We plan to seek renewal or replacement of the Canadian Credit Facility, but in the event we are unable to do so, we believe we can meet our capital requirements under the U.S. Credit Facility. The lenders have expressed interest in renewing our Canadian Credit Facility. As of August 31, 2006, we had $54,000 (Canadian) outstanding on this credit facility, or $49,000 (U.S.), based on the exchange rate in effect on that date. As of May 31, 2006, we had no borrowings outstanding on our Canadian Credit Facility.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended August 31, 2006, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from May 31, 2006. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2006, and Note 1 of our notes to unaudited consolidated financial statements in this Form 10-Q.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 for information on those matters which could adversely affect our business and results of operations.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Euros and currencies of Canada, Latin American countries, the Czech Republic, the United Kingdom, and the Asia-Pacific region. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the three months ended August 31, 2006, foreign currency exposures increased our revenues by $6.4 million over the comparable period in the prior year. For the three months ended August 31, 2006, foreign currency exposures increased our net income by $2.4 million over the comparable period in the prior year, calculated by applying our consolidated effective income tax rate for the appropriate period.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 contains additional information regarding our exposure to market risk.

Item 4. Controls and Procedures

As required by Rule 13a-15(d) under the Exchange Act, our management, including the principal executive officer and principal financial officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of fiscal 2007, we completed the purchase of a fifty-six percent ownership interest in the merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau,

Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. We intend to integrate the payment processing operations and related support services into our own operations. HSBC will continue to provide these operations and services to the business under a transition services agreement until the integration efforts are completed, which may take up to four years. Until we can integrate the business’ financial reporting function into our own, we will rely on HSBC to provide financial data for the business for purposes of drafting our consolidated financial statements. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC’s internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting within the Company, which monitor the financial data being provided by HSBC. In addition, we are still assessing the impact of this acquisition on Management’s Report on Internal Control Over Financial Reporting.

There have been no other significant changes during the first quarter of fiscal 2007 to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

We concluded an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended August 31, 2006. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on our evaluation, as of the end of the quarterly period ended August 31, 2006, our management, including our principal executive officer and our principal financial officer, concluded that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management in a manner that allows timely decisions regarding required disclosure.

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

Global Payments Inc.
(Registrant)

Date: October 6, 2006
/s/ Joseph C. Hyde
Joseph C. Hyde
Chief Financial Officer

Date: October 6, 2006
/s/ Martin A. Picciano
Martin A. Picciano
Chief Accounting Officer