Form 10-Q
period 2006-11-30
GLOBAL PAYMENTS INC
filed 2007-01-08
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

The number of shares of the issuer’s common stock, no par value outstanding as of January 2, 2007 was 80,538,418.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended November 30, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended November 30,
	2006	2005
Revenues	$260,697	$219,673

Operating expenses:
Cost of service	105,766	86,912
Sales, general and administrative	102,628	81,728
Restructuring	—	1,005

	208,394	169,645

Operating income	52,303	50,028

Other income (expense):
Interest and other income	3,728	1,520
Interest and other expense	(1,737)	(1,802)

	1,991	(282)

Income before income taxes and minority interest	54,294	49,746
Provision for income taxes	(17,692)	(16,963)
Minority interest, net of tax of $236 and $—, respectively	(2,600)	(2,170)

Net income	$34,002	$30,613

Basic earnings per share	$0.42	$0.39

Diluted earnings per share	$0.42	$0.37

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Six Months Ended November 30,
	2006	2005
Revenues	$521,005	$444,129

Operating expenses:
Cost of service	203,956	180,094
Sales, general and administrative	201,219	161,605
Restructuring	—	1,878

	405,175	343,577

Operating income	115,830	100,552

Other income (expense):
Interest and other income	7,324	2,434
Interest and other expense	(3,899)	(3,322)

	3,425	(888)

Income before income taxes and minority interest	119,255	99,664
Provision for income taxes	(38,601)	(33,985)
Minority interest, net of tax of $344 and $—, respectively	(5,143)	(4,328)

Net income	$75,511	$61,351

Basic earnings per share	$0.94	$0.78

Diluted earnings per share	$0.92	$0.75

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	November 30, 2006	May 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$249,247	$218,475
Accounts receivable, net of allowance for doubtful accounts of $806 and $620, respectively	74,524	67,476
Claims receivable, net of allowance for losses of $6,757 and $5,776, respectively	800	903
Settlement processing assets	29,068	39,671
Inventory, net of obsolescence reserves of $503 and $530, respectively	5,475	3,300
Deferred income taxes	3,620	3,622
Prepaid expenses and other current assets	14,179	14,959

Total current assets	376,913	348,406

Property and equipment, net of accumulated depreciation of $156,877 and $144,816, respectively	112,712	107,977
Goodwill	443,917	387,280
Other intangible assets, net of accumulated amortization of $135,091 and $128,823, respectively	179,372	167,182
Other	7,934	7,833

Total assets	$1,120,848	$1,018,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Payables to money transfer beneficiaries	$6,337	$6,361
Accounts payable and accrued liabilities	109,719	99,383
Settlement processing obligations	39,382	37,942
Income taxes payable	4,392	5,223
Obligations under capital leases	202	746

Total current liabilities	160,032	149,655

Deferred income taxes	62,787	68,791
Other long-term liabilities	15,949	17,013

Total liabilities	238,768	235,459

Commitments and contingencies (See Note 11)

Minority interest in equity of subsidiaries	15,771	12,996

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 80,503,091 and 79,813,851 shares issued and outstanding at November 30, 2006 and May 31, 2006, respectively	—	—
Paid-in capital	413,359	389,366
Retained earnings	402,173	329,874
Deferred compensation	—	(1,853)
Accumulated other comprehensive income	50,777	52,836

Total shareholders’ equity	866,309	770,223

Total liabilities and shareholders’ equity	$1,120,848	$1,018,678

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended November 30,
	2006	2005
Cash flows from operating activities:
Net income	$75,511	$61,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,040	12,817
Amortization of acquired intangibles	7,018	7,561
Share-based compensation expense	8,614	834
Provision for operating losses and bad debts	12,861	10,927
Minority interest in earnings	5,487	4,328
Deferred income taxes	(6,996)	(792)
Other, net	967	3,949
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(6,962)	(7,382)
Claims receivable	(10,140)	(9,118)
Settlement processing, net	9,339	60,678
Inventory	(2,073)	(165)
Prepaid expenses and other assets	686	2,647
Payables to money transfer beneficiaries	(24)	(796)
Accounts payable and accrued liabilities	7,722	(9,190)
Income taxes payable	(831)	5,290

Net cash provided by operating activities	114,219	142,939

Cash flows from investing activities:
Capital expenditures	(15,259)	(12,538)
Business acquisitions, net of cash acquired	(79,530)	(1,571)

Net cash used in investing activities	(94,789)	(14,109)

Cash flows from financing activities:
Net payments on lines of credit	—	(58,606)
Principal payments under capital lease arrangements	(544)	(2,057)
Proceeds from stock issued under employee stock plans	12,080	14,773
Tax benefit from exercise of stock options	5,152	—
Dividends paid	(3,212)	(3,149)
Distributions to minority interests	(4,707)	(5,407)

Net cash provided by (used in) financing activities	8,769	(54,446)

Effect of exchange rate changes on cash	2,573	8,333

Increase in cash and cash equivalents	30,772	82,717
Cash and cash equivalents, beginning of period	218,475	48,979

Cash and cash equivalents, end of period	$249,247	$131,696

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have provided transaction processing services since 1967.

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

In the United States and Canada, we use our network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants over the Federal Reserve’s Automated Clearing House system in the United States, or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In our United States portfolio and in most of our Canadian portfolio, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card associations. For certain of the Canadian managed merchant accounts and large accounts, the Member funds the merchants before the Member receives the net settlement funds from the card associations, creating a net settlement asset at the Member. In the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. The Member will continue to provide these services until we integrate the Asia-Pacific operations into our own operations, which we expect will be completed in 2010. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada.

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

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding, and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) the liability for reserve funds related to merchants that serve as collateral for the benefit of the Members (“Merchant reserves”) to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. As of November 30, 2006 and May 31, 2006, our settlement processing assets related to our processing for direct merchants in Canada, while our settlement processing obligations primarily related to our processing for direct merchants in the United States. Our reserve for operating losses and reserve for sales allowance relate to our “direct” merchant services business model. These amounts as of November 30, 2006 and May 31, 2006 are as follows:

	November 30, 2006	May 31, 2006
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$46,939	$51,030
Receivable from Members	(399)	6,201
Exception items	789	669
Merchant reserves	(18,261)	(18,229)

Total	$29,068	$39,671

Settlement processing obligations:
Interchange reimbursement	$87,340	$97,916
Liability to Members	(34,802)	(39,448)
Exception items	3,710	2,413
Merchant reserves	(90,772)	(95,504)
Fair value of guarantees of customer chargebacks	(3,677)	(3,061)
Reserves for sales allowances	(1,181)	(258)

Total	$(39,382)	$(37,942)

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

As of November 30, 2006 and May 31, 2006, $3.7 million and $3.1 million, respectively, has been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended November 30, 2006 and 2005, we recorded expenses for such items in the amounts of $2.0 million and $0.7 million, respectively. For the six months ended November 30, 2006 and 2005, we recorded expenses for such items in the amounts of $2.6 million and $1.5 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of November 30, 2006 and May 31, 2006, we have a check guarantee loss reserve of $6.8 million and $5.8 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended November 30, 2006 and 2005, we recorded expenses of $5.7 million and $4.8 million, respectively. For the six months ended November 30, 2006 and 2005, we recorded expenses of $10.2 million and $9.2 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Other intangible assets primarily represent customer-related intangible assets, such as customer lists and merchant contracts, non-compete agreements, and trademarks associated with acquisitions. Customer-related intangible assets, non-compete agreements, and certain trademarks are amortized using the straight-line method over their estimated useful lives of 2 to 30 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted revenue growth and yearly attrition. The useful lives of non-compete agreements are equal to the terms of the agreements. The useful lives on amortizable trademarks are based on our plans to phase out the trademarks in the applicable markets. We have determined that the trademarks other than the amortizable trademarks have indefinite lives and, therefore, are not being amortized.

During the three months ended August 31, 2005, management approved a plan to implement the Global Payments tradename and trademark in Europe in lieu of the MUZO trademark. The MUZO trademark had previously been treated as an indefinite-life intangible asset. An impairment loss of $2.2 million was recognized in connection with this plan regarding the MUZO trademark and is included in cost of service in the accompanying unaudited consolidated statement of income for the six months ended November 30, 2005.

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 32.6% and 34.1% for the three months ended November 30, 2006 and 2005 respectively, and 32.4% and 34.1% for the six months ended November 30, 2006 and 2005, respectively.

Foreign currencies— We have foreign subsidiaries operating in Belgium, Bosnia and Herzegovina, Canada, the Czech Republic, Mexico, Russia, Spain, the United Kingdom, and the Asia-Pacific region that includes ten countries and territories: Brunei,

China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. The local currencies of these subsidiaries are the functional currencies, except for the subsidiary in Mexico whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three and six months ended November 30, 2006 and 2005, such transaction gains or losses were not significant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for the three and six months ended November 30, 2006 excludes incremental shares of 0.7 million and 0.6 million, respectively, related to stock options. These shares were excluded since they have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. The effect of such options on the diluted share base was immaterial for the three and six months ended November 30, 2005. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended November 30, 2006 and 2005:

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$34,002	$30,613	$75,511	$61,351

Basic weighted average shares outstanding	80,147	78,748	79,939	78,385

Earnings per share	$0.42	$0.39	$0.94	$0.78

Diluted EPS:
Net income available to common shareholders	$34,002	$30,613	$75,511	$61,351

Basic weighted average shares outstanding	80,147	78,748	79,939	78,385
Plus: dilutive effect of stock options and restricted stock awards	1,582	3,158	1,712	3,073

Diluted weighted average shares outstanding	81,729	81,906	81,651	81,458

Earnings per share	$0.42	$0.37	$0.92	$0.75

Share-based awards and options—Effective June 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment (“FAS 123R”). FAS 123R amends FAS 123, and its related interpretations. We elected to adopt the modified prospective method described in FAS 123R which specifies that compensation expense for options granted prior to the effective date be recognized in the consolidated statements of income over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized in the consolidated statements of income over the vesting period of those options. In addition, in accordance with our use of the modified prospective method, prior period amounts have not been restated. Prior to our adoption of FAS 123R, we accounted for options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. We will continue to use the Black-Scholes valuation model to calculate the fair value of share-based awards. Refer to Note 6 for additional discussion regarding details of our share-based employee compensation plans and the adoption of FAS 123R.

New accounting pronouncements— In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on June 1, 2007.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on June 1, 2008.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires us to recognize the funded status of our pension and postretirement plans as an asset or liability in the balance sheet. The statement also requires us to recognize changes in the funded status in the year in which the changes occur through comprehensive income. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on May 31, 2007.

NOTE 2—BUSINESS ACQUISITIONS

On July 24, 2006, we completed the purchase of a fifty-six percent ownership interest in the merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. Under the terms of the agreement, we initially paid HSBC $67.2 million in cash to acquire our ownership interest. We paid an additional $1.4 million under this agreement during the three months ended November 30, 2006, for a total purchase price of $68.6 million to acquire our ownership interest. In conjunction with this acquisition, we entered into a transition services agreement with HSBC. Under this agreement, HSBC will continue to perform payment processing operations and related support services until we integrate these functions into our own operations, which we expect will be completed in 2010. The operating results of this acquisition are included in our consolidated statements of income from the date of the acquisition.

The purpose of this acquisition was to establish a presence in the Asia-Pacific market. The key factors that contributed to the decision to make this acquisition include historical and prospective financial statement analysis, HSBC’s market share in the region, HSBC’s retail presence, and previous business development activity by other companies in the Asia-Pacific market. The purchase price was determined by analyzing the historical and prospective financial statements and applying relevant purchase price multiples.

On November 14, 2006, we completed the acquisition of the assets of Diginet d.o.o., an indirect payment processor for both point-of-sale and ATM transactions based in Sarajevo, Bosnia and Herzegovina. The purpose of this acquisition was to extend Global Payments Europe’s presence into the Balkan region. The operating results of this acquisition are included in our consolidated statements of income from the date of the acquisition.

During the six months ended November 30, 2006, we acquired a series of money transfer branch locations in the United States. The purpose of these acquisitions was to increase the market presence of our DolEx-branded money transfer offering. The operating results of the acquired locations were included in our consolidated financial statements as they were converted to the DolEx technology platform.

These acquisitions have been recorded using the purchase method of accounting, and, accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The following table summarizes the preliminary purchase price allocations of these acquisitions:

	HSBC	All Other	Total
	(in thousands)
Goodwill	$50,523	$7,719	$58,242
Customer-related intangible assets	15,008	2,632	17,640
Trademarks	2,016	—	2,016
Non-compete agreements	—	1,230	1,230
Property and equipment	1,877	825	2,702
Non-current deferred tax asset	1,216	—	1,216
Other current assets	—	76	76

Total assets acquired	70,640	12,482	83,122
Current liabilities	—	(1,400)	(1,400)
Long-term liabilities	—	(150)	(150)
Minority interest in equity of subsidiary	(2,042)	—	(2,042)

Net assets acquired	$68,598	$10,932	$79,530

The HSBC customer-related intangible assets and trademarks acquired have an amortization period of 13 years and 5 years, respectively. The customer-related intangible assets created from the other acquisitions have amortization periods ranging between 3 and 15 years. The non-compete agreements created from the other acquisitions have amortization periods ranging between 18 and 36 months.

These acquisitions were not significant to our unaudited consolidated statements of income and accordingly, we have not provided pro forma information relating to these acquisitions.

NOTE 3—GOODWILL

The changes to the goodwill balance during the six months ended November 30, 2006 are as follows (in thousands):

Goodwill balance as of May 31, 2006	$387,280
Goodwill acquired	58,242
Effect of foreign currency translation on goodwill carrying value	(1,605)

Goodwill balance as of November 30, 2006	$443,917

NOTE 4—COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$34,002	$30,613	$75,511	$61,351
Foreign currency translation, net of tax of $(1,792) and $850; $(2,210) and $4,704, respectively	(734)	2,389	(2,059)	13,214

Total comprehensive income	$33,268	$33,002	$73,452	$74,565

NOTE 5—RETIREMENT BENEFITS

The components of net periodic benefit costs relating to Global Payments’ noncontributory defined benefit plan are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	134	124	269	248
Expected return on plan assets	(150)	(126)	(286)	(252)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	14	48	28	96

Net periodic benefit cost	$(2)	$46	$11	$92

We expect to contribute $0.7 million to the noncontributory defined benefit plan in fiscal 2007. Contributions of $0.2 million have been made to this plan during the six months ended November 30, 2006.

NOTE 6—SHARE-BASED AWARDS AND OPTIONS

As of November 30, 2006, we have four share-based employee compensation plans. As discussed in Note 1, effective June 1, 2006, we account for these plans under FAS 123R using the modified prospective method. The total share-based compensation cost that has been charged against income for these plans for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan aggregated $3.7 million and $8.6 million for the three and six months ended November 30, 2006, respectively. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income was $1.2 million and $2.8 million for the three and six months ended November 30, 2006, respectively. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant. There was no share-based compensation capitalized during the three and six months ended November 30, 2006.

The following table illustrates the comparable pro forma effect on the prior period net income and earnings per share had we applied the fair value recognition principles of FAS 123R to share-based compensation.

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net income:
As reported	$34,002	$30,613	$75,511	$61,351
Add: Share-based compensation included in net income, net of related tax effects	2,506	271	5,826	573
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,506)	(3,320)	(5,826)	(5,864)

Pro forma net income	$34,002	$27,564	$75,511	$56,060

Basic earnings per share:
As reported	$0.42	$0.39	$0.94	$0.78
Pro forma	$0.42	$0.35	$0.94	$0.72
Diluted earnings per share:
As reported	$0.42	$0.37	$0.92	$0.75
Pro forma	$0.42	$0.34	$0.92	$0.69

Prior to the adoption of FAS 123R, cash flows resulting from the tax benefit related to equity-based compensation were included in our operating activities in our statement of cash flows, along with other income tax cash flows, in accordance with the provisions of EITF 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company Upon Exercise of a Nonqualified Employee Stock Option. FAS 123R now requires tax benefits relating to excess equity-based compensation deductions be prospectively included as financing activities in our statement of cash flows.

Stock Options

We have certain stock plans under which incentive stock options, non-qualified stock options and restricted stock has been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and a Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan.

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

The following table summarizes all outstanding options as of November 30, 2006 and the changes during the six months ended November 30, 2006.

	Six Months Ended November 30, 2006
	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
2000 Plan
Outstanding at May 31	3,764	$17
Granted	—	—
Cancelled	(80)	20
Exercised	(531)	16

Outstanding at November 30	3,153	$18	$88.7

Shares available for future grant	—

2005 Plan
Outstanding at May 31	1,880	$33
Granted	636	46
Cancelled	(245)	39
Exercised	(89)	31

Outstanding at November 30	2,182	$36	$21.5

Shares available for future grant	5,540

Director Plan
Outstanding at May 31	248	$19
Granted	39	39
Cancelled	—	—
Exercised	—	—

Outstanding at November 30	287	$22	$6.8

Shares available for future grant	721

The weighted-average remaining contractual life for all options outstanding is 7.3 years. The total intrinsic value of stock options exercised during the six months ended November 30, 2006 and 2005 was $14.7 million and $20.8 million, respectively. Options exercisable at November 30, 2006 total 2.5 million and have a weighted-average remaining contractual life of 6.1 years, a weighted average exercise price of $18, and total intrinsic value of $68.9 million. We have historically issued new shares to satisfy the exercise of options.

As of November 30, 2006, we had $19.6 million of total unrecognized compensation cost related to unvested awards, which we expect to recognize over a weighted average period of 1.3 years.

The weighted averaged grant-date fair value of each option granted in the six months ended November 30, 2006 and 2005 was $16 and $12, respectively. The fair value of each option granted in the three and six months ended November 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions used for the grants during the respective period:

	Six Months Ended November 30,
	2006	2005
2005 Plan
Risk-free interest rates	4.86%	3.95%
Expected volatility	30.07%	38.43%
Dividend yields	0.19%	0.34%
Expected lives	5 years	5 years

Directors Plan
Risk-free interest rates	4.52%	4.00%
Expected volatility	31.96%	37.95%
Dividend yields	0.19%	0.34%
Expected lives	5 years	5 years

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Our assumption on expected volatility is based on our historical volatility. The dividend yield assumption is calculated using our average stock price over the preceding year and the annualized amount of our current quarterly dividend. We based our assumptions on the expected lives of the options on our analysis of the historical exercise patterns of the options and our assumption on the future exercise pattern of options.

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

Generally, grants of restricted shares are subject to forfeiture if a grantee, among other conditions, leaves our employment prior to expiration of the restricted period. As of June 1, 2006, new grants of restricted shares generally vest one year after the date of grant with respect to 25% of the shares granted, an additional 25% after two years, an additional 25% after three years, and the remaining 25% after four years. For restricted shares granted prior to June 1, 2006, the restrictions generally lapse two years after the date of grant with respect to 33% of the shares granted, an additional 33% after three years, and the remaining 33% after four years.

The following table summarizes the changes in non-vested restricted stock awards for the six months ended November 30, 2006:

	Six Months Ended November 30, 2006
	Share Awards	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at June 1	220	$31
Granted	189	45
Vested	(72)	17
Forfeited	(28)	39

Non-vested at November 30	309	$39

The total fair value of shares vested during the six months ended November 30, 2006 was $1.3 million. During the six months ended November 30, 2005, the weighted average grant-date fair value of shares vested was $17 and the total fair value of shares vested during these six months was $1.3 million.

We recognized compensation expenses for restricted stock of $0.4 million and $1.3 million in the three and six months ended November 30, 2006, respectively. As of November 30, 2006, there was $8.0 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. For periods prior to October 1, 2006, the price for shares purchased under the plan is the lower of 85% of the market value on the first day or the last day of the quarterly purchase period. With the quarterly purchase period beginning on October 1, 2006, the price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period.

At November 30, 2006, 0.6 million shares had been issued under this plan, with 1.8 million shares reserved for future issuance.

The weighted-average grant-date fair value of each designated share purchased under this plan during the six months ended November 30, 2006 and 2005 was $10.

The fair value of each designated share purchased under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Six Months Ended November 30,
	2006	2005
Risk-free interest rates	4.93%	3.28%
Expected volatility	37.02%	25.07%
Dividend yields	0.19%	0.34%
Expected lives	3 months	3 months

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

NOTE 7—RESTRUCTURING

During the fourth quarter of fiscal 2005, consistent with our strategy to leverage infrastructure and consolidate operations, we committed to plans to close one location and consolidate its functions and certain other functions into existing locations. These restructuring plans required associated management and staff reductions and required contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. We completed this restructuring plan on November 30, 2005. We incurred $0.7 million and $1.6 million in restructuring charges relating to one-time employee termination benefits during the three and six months ended November 30, 2005, respectively. In addition, we incurred $0.3 million in restructuring charges relating to contract termination costs in the three months ended November 30, 2005. As of November 30, 2006, we have paid substantially all accrued restructuring charges under this plan.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the six months ended November 30, 2006 and 2005 are as follows:

	Six Months Ended November 30,
	2006	2005
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$38,018	$25,293
Interest paid	2,638	2,123

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

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and six months ended November 30, 2006 and 2005:

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
	(in thousands)
Revenues:
Domestic direct	$132,522	$114,455	$267,964	$229,720
Canada	54,766	51,624	115,684	105,902
Asia-Pacific	14,849	—	20,335	—
Central and Eastern Europe	13,248	11,415	26,523	24,142
Domestic indirect and other	11,419	13,220	23,614	27,388

Merchant services	226,804	190,714	454,120	387,152

Domestic	29,888	26,500	59,190	52,201
Europe	4,005	2,459	7,695	4,776

Money transfer	33,893	28,959	66,885	56,977

Consolidated revenues	$260,697	$219,673	$521,005	$444,129

Operating income for segments:
Merchant services	$61,281	$56,270	$134,242	$112,518
Money transfer	4,067	4,224	8,746	8,803
Corporate	(13,045)	(9,461)	(27,158)	(18,891)
Restructuring	—	(1,005)	—	(1,878)

Consolidated operating income	$52,303	$50,028	$115,830	$100,552

Depreciation and amortization:
Merchant services	$8,817	$8,538	$17,207	$17,491
Money transfer	1,305	1,285	2,586	2,581
Corporate	131	159	265	306

Consolidated depreciation and amortization	$10,253	$9,982	$20,058	$20,378

Enterprise-Wide Disclosures

We operate primarily in the United States, Canada, the Asia-Pacific region, and Europe. The following is a breakdown of consolidated revenues by geographic region:

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
	(in thousands)
United States	$173,576	$153,942	$350,294	$308,844
Canada	54,766	51,624	115,684	105,902
Asia-Pacific	14,849	—	20,335	—
Europe	17,506	14,107	34,692	29,383

	$260,697	$219,673	$521,005	$444,129

The following is a breakdown of long-lived assets by geographic region:

	November 30, 2006	May 31, 2006
	(in thousands)
United States	$410,964	$404,452
Canada	154,560	160,182
Europe	98,763	95,978
Asia-Pacific	69,833	—
Latin America	1,881	1,827

	$736,001	$662,439

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 10—RELATED PARTY TRANSACTIONS

From time to time, in the course of settling consumer-to-consumer money transfer transactions, we purchased foreign currency from Consultoria Internacional Casa de Cambio (“CISA”), a Mexican company partially owned by certain of our employees. We purchased 2.2 billion Mexican pesos for $198.8 million and 1.9 billion Mexican pesos for $179.6 million during the three months ended November 30, 2006 and 2005, respectively, from CISA. We purchased 4.4 billion Mexican pesos for $401.4 million and 3.9 billion Mexican pesos for $361.2 million during the six months ended November 30, 2006 and 2005, respectively, from CISA. We believe these currency transactions were executed at prevailing market exchange rates.

Also from time to time, consumer-to-consumer money transfer transactions are settled at destination facilities owned by CISA. We incurred related settlement expenses, included in cost of service in the accompanying unaudited consolidated statements of income, approximating $64,000 and $69,000, respectively, in the three months ended November 30, 2006 and 2005, and $130,000 and $139,000, respectively, in the six months ended November 30, 2006 and 2005.

In the normal course of business, we periodically utilize the services of contractors to provide software development services. An employee of ours that was hired on April 18, 2005 is also an employee, officer, and part owner of a firm that provides such services. The services provided by this firm primarily relate to software development in connection with our next generation front-end processing system in the United States. During the three months ended November 30, 2006 and 2005, we capitalized fees paid to this firm of $0.5 million and $0.6 million, respectively. During the six months ended November 30, 2006 and 2005, we capitalized fees paid to this firm of $1.0 million and $0.8 million, respectively. As of November 30, 2006 and May 31, 2006, capitalized amounts paid to this firm of $3.4 million and $2.4 million, respectively, were included in property and equipment in the accompanying consolidated balance sheets. Since the related software has not yet been placed in service, no amortization expense has been recorded in the accompanying financial statements.

NOTE 11—COMMITMENTS AND CONTINGENCIES

On November 16, 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of U.S. banks, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of November 30, 2006. The facility expires in November 2011, and borrowings bear a variable interest rate based on the U.S. dollar London Interbank Offered Rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of November 30, 2006, we had no borrowings outstanding on our U.S. Credit Facility. As of May 31, 2006, we had no borrowings on our former U.S. credit facility, which we terminated on November 16, 2006 in conjunction with our entry into the U.S. Credit Facility.

On November 16, 2006, we entered into an amended credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is an uncommitted facility which consists of a line of credit of $25 million Canadian, or $22 million U.S. based on exchange rates existing on November 30, 2006. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian during the peak holiday season and does not have a fixed term. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from VISA Canada/International and Interac Associates for our transactions processed through the CIBC VISA BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of November 30, 2006. As of both November 30, 2006 and May 31, 2006, we had no borrowings outstanding on our Canadian Credit Facility.

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

General

We are a leading payment processing and consumer money transfer company. As a high-volume processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction or money transfer can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have provided transaction processing services since 1967.

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

Executive Overview

Revenue increased $41.0 million, or 19%, to $260.7 million in the three months ended November 30, 2006 from $219.7 million in the comparable prior year period. Revenue increased $76.9 million, or 17%, to $521.0 million in the six months ended November 30, 2006 from $444.1 million in the comparable prior year period. This revenue growth was primarily due to our domestic direct, Canada and new Asia-Pacific merchant services channels, as well as growth in our money transfer segment.

Consolidated operating income was $52.3 million for the three months ended November 30, 2006, which resulted in an operating margin of 20.1% for the three months ended November 30, 2006. Consolidated operating income was $115.8 million for the six months ended November 30, 2006, which resulted in an operating margin of 22.2% for the six months ended November 30, 2006.

Net income increased $3.4 million, or 11%, to $34.0 million in the three months ended November 30, 2006 from $30.6 million in the comparable prior year period, resulting in a $0.05 increase in diluted earnings per share to $0.42 in the three months ended November 30, 2006 from $0.37 in the prior year’s comparable period. Net income increased $14.2 million, or 23%, to $75.5 million in the six months ended November 30, 2006 from $61.4 million in the comparable prior year period, resulting in a $0.17 increase in diluted earnings per share to $0.92 in the six months ended November 30, 2006 from $0.75 in the prior year’s comparable period.

Merchant services segment revenue increased $36.1 million or 19% to $226.8 million in the three months ended November 30, 2006, and money transfer segment revenue increased $4.9 million or 17% to $33.9 million in the three months ended November 30, 2006. Merchant services segment revenue increased $67.0 million or 17% to $454.1 million in the six months ended November 30, 2006, and money transfer segment revenue increased $9.9 million or 17% to $66.9 million in the six months ended November 30, 2006.

Merchant services segment operating income increased $5.0 million or 9% to $61.3 million in the three months ended November 30, 2006, with operating margins of 27.0% and 29.5% for the three months ended November 30, 2006 and 2005, respectively. Merchant services segment operating income increased $21.7 million or 19% to $134.2 million in the six months ended November 30, 2006, with operating margins of 29.6% and 29.1% for the six months ended November 30, 2006 and 2005, respectively. Money transfer segment operating income decreased $0.2 million or 4% to $4.1 million in the three months ended November 30, 2006, with operating margins of 12.0% and 14.6% for the three months ended November 30, 2006 and 2005, respectively. Money transfer segment operating income decreased $0.1 million or 1% to $8.7 million in the six months ended November 30, 2006, with operating margins of 13.1% and 15.4% for the six months ended November 30, 2006 and 2005, respectively.

No restructuring charges were recorded in consolidated operating income for the three and six months ended November 30, 2006. For the three months ended November 30, 2005, the consolidated operating income amounts reflect restructuring charges of $1.0 million, or $0.01 of diluted earnings per share in the three months ended November 30, 2005. Restructuring charges represented 0.5% of revenue in the three months ended November 30, 2005. For the six months ended November 30, 2005, the consolidated operating income amounts reflect restructuring charges of $1.9 million, or $0.02 of diluted earnings per share in the six months ended November 30, 2005. Restructuring charges represented 0.4% of revenue in the six months ended November 30, 2005.

On July 24, 2006, we completed the purchase of a fifty-six percent ownership interest in the merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. Under the terms of the agreement, we paid HSBC $68.6 million in cash to acquire our ownership interest. Operating results of this business are included in our consolidated statements of income from the date of the acquisition.

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

Results of Operations

The following table shows key selected financial data for the three months ended November 30, 2006 and 2005, this data as a percentage of total revenue, and the changes between three months ended November 30, 2006 and 2005, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended November 30, 2006	% of Revenue(1)	Three Months Ended November 30, 2005	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
Domestic direct	$132,522	51%	$114,455	52%	$18,067	16%
Canada	54,766	21	51,624	24	3,142	6
Asia-Pacific	14,849	6	—	—	14,849	—
Central and Eastern Europe	13,248	5	11,415	5	1,833	16
Domestic indirect and other	11,419	4	13,220	6	(1,801)	(14)

Merchant services	226,804	87	190,714	87	36,090	19

Domestic	29,888	11	26,500	12	3,388	13
Europe	4,005	2	2,459	1	1,546	63

Money transfer	33,893	13	28,959	13	4,934	17

Total revenues	$260,697	100%	$219,673	100%	$41,024	19%

Consolidated operating expenses:
Cost of service	$105,766	40.6%	$86,912	39.6%	$18,854	22%
Sales, general and administrative	102,628	39.4	81,728	37.2	20,900	26
Restructuring	—	—	1,005	0.5	(1,005)	—

Operating income	$52,303	20.1%	$50,028	22.8%	$2,275	5%

Operating income for segments:
Merchant services	$61,281		$56,270		$5,011	9%
Money transfer	4,067		4,224		(157)	(4)
Corporate	(13,045)		(9,461)		(3,584)	38
Restructuring	—		(1,005)		1,005	—

Operating income	$52,303		$50,028		$2,275	5%

Operating margin for segments:
Merchant services segment	27.0%		29.5%		(2.5%)
Money transfer segment	12.0%		14.6%		(2.6%)

(1)	Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the six months ended November 30, 2006 and 2005, this data as a percentage of total revenue, and the changes between six months ended November 30, 2006 and 2005, in dollars and as a percentage of the prior year’s comparable period.

	Six Months Ended November 30, 2006	% of Revenue(1)	Six Months Ended November 30, 2005	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
Domestic direct	$267,964	51%	$229,720	52%	$38,244	17%
Canada	115,684	22	105,902	24	9,782	9
Asia-Pacific	20,335	4	—	—	20,335	—
Central and Eastern Europe	26,523	5	24,142	5	2,381	10
Domestic indirect and other	23,614	5	27,388	6	(3,774)	(14)

Merchant services	454,120	87	387,152	87	66,968	17

Domestic	59,190	11	52,201	12	6,989	13
Europe	7,695	1	4,776	1	2,919	61

Money transfer	66,885	13	56,977	13	9,908	17

Total revenues	$521,005	100%	$444,129	100%	$76,876	17%

Consolidated operating expenses:
Cost of service	$203,956	39.1%	$180,094	40.6%	$23,862	13%
Sales, general and administrative	201,219	38.6	161,605	36.4	39,614	25
Restructuring	—	—	1,878	0.4	(1,878)	—

Operating income	$115,830	22.2%	$100,552	22.6%	$15,278	15%

Operating income for segments:
Merchant services	$134,242		$112,518		$21,724	19%
Money transfer	8,746		8,803		(57)	(1)
Corporate	(27,158)		(18,891)		(8,267)	44
Restructuring	—		(1,878)		1,878	—

Operating income	$115,830		$100,552		$15,278	15%

Operating margin for segments:
Merchant services segment	29.6%		29.1%		0.5%
Money transfer segment	13.1%		15.4%		(2.3%)

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

In the three months ended November 30, 2006, revenue increased $41.0 million or 19% to $260.7 million from $219.7 million in the prior year’s comparable period. In the six months ended November 30, 2006, revenue increased $76.9 million or 17% to $521.0 million from $444.1 million in the prior year’s comparable period. We attribute this revenue growth primarily to our domestic direct, Canada, and Asia-Pacific merchant services channels, in addition to our money transfer channels. We expect our fiscal 2007 consolidated revenue to range from $1,057 million to $1,069 million, reflecting growth of 16% to 18% over fiscal 2006.

Merchant Services Segment

Revenue from our merchant services segment in the second quarter of fiscal 2007 increased by $36.1 million or 19% to $226.8 million from $190.7 million in the three months ended November 30, 2005. In the six months ended November 30, 2006, merchant services revenue increased $67.0 million or 17%, to $454.1 million, up from $387.2 million in the six months ended November 30, 2005.

We have continued to grow our domestic direct merchant channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For the three months ended November 30, 2006, our credit and debit card processed transactions grew 26% and our revenue grew 16% for this channel compared to the prior year period. For the six months ended November 30, 2006, our credit and debit card processed transactions grew 24% and our revenue grew 17% for this channel compared to the prior year period. For fiscal year 2007, we expect annual revenue growth in the mid teen to high teen percentage range for this channel.

For the three months ended November 30, 2006, our Canadian direct credit and debit card processed transactions grew 4%, with overall Canadian revenue growth of 6% compared to the prior year period. For the six months ended November 30, 2006, our Canadian direct credit and debit card processed transactions grew 4%, with overall Canadian revenue growth of 9% compared to the prior year period. This increase in revenue is primarily a result of the continued benefit of a favorable Canadian currency exchange rate, in addition to a modest impact from new pricing initiatives implemented during the first quarter of fiscal 2007. Based on recent Canadian exchange rate movements, however, we do not expect to receive a similar exchange rate benefit during the second half of our fiscal year. For fiscal 2007, we expect annual revenue growth in the mid single digit to high single digit percentage range for our Canadian channel.

Our Central and Eastern European merchant services revenue for the three months ended November 30, 2006 increased 16% compared to the prior year period, largely due to a favorable year-over-year Czech currency exchange rate and growth in credit and debit card processed transactions of 16%. Our Central and Eastern European merchant services revenue for the six months ended November 30, 2006 increased 10% compared to the prior year period, largely due to a favorable year-over-year Czech currency exchange rate and growth in credit and debit card processed transactions of 17%. Excluding the currency exchange benefit, our revenue declined modestly for the six months ended November 30, 2006 compared to the prior year period, primarily due to the impact of customer attrition and price reductions granted on contract renewals, offset by the transaction growth discussed above. Despite previous expectations, we have yet to experience a significant revenue decline from the deconversion process of a large customer that announced its intention to deconvert prior to the completion of our MUZO acquisition, although the deconversion has started to occur. Due to the delay of this deconversion process, a stronger than expected Czech currency exchange rate and a modest impact from our Diginet acquisition, we expect annual fiscal 2007 revenue growth for this channel in the high single digit to low double digit percentage range.

Our Asia-Pacific merchant services revenue for the three and six months ended November 30, 2006 was $14.8 million and $20.3 million, respectively. We completed the purchase of our ownership in HSBC’s merchant acquiring business on July 24, 2006, and began operating in this channel at that time. For fiscal 2007, we expect to achieve Asia-Pacific merchant services revenue of $47 million to $51 million.

We experienced continued and expected declines in our domestic indirect and other channel, with a 7% year-over-year decline in credit and debit card transactions processed and a 14% decline in revenue for the three months ended November 30, 2006. For the six months ended November 30, 2006 credit and debit card transactions processed declined 8% and revenue declined 14% compared to the prior year period. We attribute these revenue declines to the industry consolidation of financial institutions and competitive pricing pressures. For fiscal 2007, we expect an annual revenue decline in the low teen to mid teen percentage range for this channel.

Money Transfer Segment

For both the three and six months ended November 30, 2006, our domestic money transfer channel transactions grew 22% and revenue grew 13%, compared to the prior year’s comparable periods. This expansion was driven primarily by same store sales growth and an increasing domestic branch footprint resulting in 855 U.S. branches as of November 30, 2006, compared to approximately 760 branch locations as of November 30, 2005. This expansion was offset by lower pricing consistent with our strategy of price leadership. On a sequential basis, our domestic branch footprint as of November 30, 2006 was relatively stable compared to our branch footprint as of August 31, 2006, primarily due to additional branch closings relating to one of our landlords entering the money transfer industry and competing with us.

We are anticipating slower revenue growth in the second half of our fiscal year 2007 compared to our first half, primarily as a result of the increasingly competitive pricing environment. We believe that many of our smaller competitors are reducing their prices to increase transaction volumes in order to sell their business at a higher valuation. In addition, we believe that increased immigration legislation and improving Mexican employment options may be contributing to the highly competitive pricing environment.

In Europe, we ended our second fiscal quarter with 53 branch locations, compared to approximately 33 locations as of November 30, 2005. For the three and six months ended November 30, 2006, our European money transfer revenue grew 63% and 61%, respectively, with transaction growth of 85% and 84%, respectively. This growth is largely due to new branch locations compared to the prior year’s comparable periods.

For fiscal 2007, we expect annual percentage revenue growth in the low double digit to mid teen range for our money transfer segment.

Consolidated Operating Expenses

Cost of service increased by $18.9 million or 22% to $105.8 million for the three months ended November 30, 2006 compared to $86.9 for the prior year’s comparable period. As a percentage of revenue, cost of service increased to 40.6% of revenue for the three months ended November 30, 2006 from 39.6% for the prior year’s comparable period.

Cost of service increased by $23.9 million or 13% to $204.0 million for the six months ended November 30, 2006 compared to $180.1 for the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 39.1% of revenue for the six months ended November 30, 2006 from 40.6% for the prior year’s comparable period.

In the three months ended November 30, 2006, the increases in cost of service are primarily related to our new Asia-Pacific channel. As mentioned previously, expenses for transition services provided by HSBC to us are included in cost of service, and these expenses reflect the majority of our Asia-Pacific costs. Further, we expect our HSBC merchant acquiring acquisition to have a dilutive effect on our merchant services operating margin during fiscal 2007. These cost of service increases are also partially due to higher expenses relating to domestic merchant operating loss reserves compared to the prior year’s comparable period, primarily related to a potential fraud situation at one of our domestic merchants. We no longer process for this merchant and are pursuing collection of these funds.

In the six months ended November 30, 2006, the decline in cost of service as a percentage of revenue is partially related to our revenue growth and the related economies of scale benefits. In addition, this decline is related to several cost factors: savings from exiting our shared service agreement with our former parent company; lower telecommunications costs; a favorable year-over-year Canadian foreign currency impact; and a decline in year-over-year operating costs from our U.S. and Canadian customer service and back-office centers, including our Dallas facility that we closed in November 2005. In addition, as described in Note 1 in the notes to the unaudited consolidated financial statements, during the quarter ended August 31, 2005, we recognized an impairment loss of $2.2 million in connection with the MUZO trademark, which is included in cost of service in the accompanying unaudited consolidated statements of income for the six months ended November 30, 2005.

Sales, general and administrative expenses increased by $20.9 million or 26% to $102.6 million in the three months ended November 30, 2006 from $81.7 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 39.4% for the three months ended November 30, 2006 compared to 37.2% in the prior year’s comparable period.

Sales, general and administrative expenses increased by $39.6 million or 25% to $201.2 million in the six months ended November 30, 2006 from $161.6 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 38.6% for the six months ended November 30, 2006 compared to 36.4% in the prior year’s comparable period.

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

In addition, sales, general and administrative expenses increased for the three and six months ended November 30, 2006 compared to the prior year’s comparable period as a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment, or FAS 123R, on June 1, 2006. For additional information concerning our adoption of FAS 123R and our share-based awards and options, you should refer to Notes 1 and 6 in the notes to unaudited consolidated financial statements. The total share-based compensation cost that has been included in sales, general and administrative expenses for our share-based awards and options plans was $3.7 million and $8.6 million for the three and six months ended November 30, 2006, respectively. The total share-based compensation cost that has been included in sales, general and administrative expenses for our share-based awards and options plans was $0.4 million and $0.9 million for the three and six months ended November 30, 2005, respectively. During the three and six months ended November 30, 2006, we recognized $3.3 million and $7.3 million, respectively, in employee stock option expense as a result of our adoption of FAS 123R.

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

Merchant Services Segment

Operating income in the merchant services segment increased $5.0 million or 9% to $61.3 million for the three months ended November 30, 2006 compared to $56.3 million in the prior year’s comparable period. This change resulted in an operating margin of 27.0% for the three months ended November 30, 2006, compared to 29.5% in the prior year’s comparable period.

Operating income in the merchant services segment increased $21.7 million or 19% to $134.2 million for the six months ended November 30, 2006 compared to $112.5 million in the prior year’s comparable period. This change resulted in an operating margin of 29.6% for the six months ended November 30, 2006, compared to 29.1% in the prior year’s comparable period.

This operating margin decline for the three months ended November 30, 2006 is a product of the growth of our ISO channel, the revenue decline in our domestic indirect channel, the higher merchant operating loss reserves, and the addition of our new Asia-Pacific channel, all as discussed above. Despite these factors, our operating margin improved for the six months ended November 30, 2006 due to the merchant services revenue growth and cost of service savings discussed above. As a result of these factors, we expect the fiscal 2007 total merchant services operating income margin to decline to the 27.3% to 27.7% range compared to the fiscal 2006 total merchant services operating income margin.

Money Transfer Segment

Operating income in the money transfer segment decreased $0.2 million or 4% to $4.1 million for the three months ended November 30, 2006 compared to the prior year’s comparable period. This decrease resulted in an operating margin of 12.0% for the three months ended November 30, 2006, compared to 14.6% in the prior year’s comparable period.

Operating income in the money transfer segment decreased $0.1 million or 1% to $8.7 million for the six months ended November 30, 2006 compared to $8.8 million in the prior year’s comparable period. This decrease resulted in an operating margin of 13.1% for the six months ended November 30, 2006, compared to 15.4% in the prior year’s comparable period.

This operating margin decline was primarily due to the increased price competition discussed above. In addition, branch expansion activities contributed to a higher level of fixed costs during the current period. In response to the landlord issue discussed above, we continued to incur duplicate costs as we closed these branches and opened new locations in the nearby areas in order to encourage existing DolEx customers to utilize these new locations. In addition, we responded to aggressive price competition from this landlord in pursuing this customer base. As a result of our performance for the six months ended November 30, 2006 and anticipated pricing competition for the second half of fiscal 2007, we are expecting fiscal 2007 total money transfer operating income margin in the low double digit to low teen percentage range.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, board of directors’ fees, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. For fiscal 2007, corporate also includes expense associated with our share-based compensation. Our corporate costs increased $3.6 million or 38% to $13.0 million for the three months ended November 30, 2006 compared to $9.5 million in the prior year’s comparable period. Our corporate costs increased $8.3 million or 44% to $27.2 million for the six months ended November 30, 2006 compared to $18.9 million in the prior year’s comparable period. This increase is primarily due to share-based compensation costs related to our implementation of FAS 123R, as described above. For fiscal 2007, we expect corporate expenses of between $54 million and $56 million, including an estimated $13 million in share-based compensation expenses.

Consolidated Operating Income

Consolidated operating income increased $2.3 million or 5% to $52.3 million for the three months ended November 30, 2006 compared to $50.0 million in the prior year’s comparable period. This change resulted in an operating margin of 20.1% for the three months ended November 30, 2006 compared to 22.8% in the prior year’s comparable period.

Consolidated operating income increased $15.3 million or 15% to $115.8 million for the six months ended November 30, 2006 compared to $100.6 million in the prior year’s comparable period. This increase resulted in an operating margin of 22.2% for the six months ended November 30, 2006 compared to 22.6% in the prior year’s comparable period.

We expect a fiscal 2007 total company operating income margin of between 20.3% and 20.7%. This expected margin assumes an unfavorable impact from anticipated stock option expenses, as discussed above.

Consolidated Other Income/Expense, Net

Interest and other income/expense increased from a net expense for the three and six months ended November 30, 2005 to a net income for the three and six months ended November 30, 2006. This improvement is largely due to higher interest income due to higher cash balances and investment rates. During fiscal 2007, we expect approximately $7 million to $8 million in income from the net of our interest and other income and interest and other expense.

Minority Interest

Minority interest increased $0.4 million or 20% to $2.6 million for the three months ended November 30, 2006 compared to $2.2 million in the prior year’s comparable period. Minority interest increased $0.8 million or 19% to $5.1 million for the six months ended November 30, 2006 compared to $4.3 million in the prior year’s comparable period. These increases are due to our new HSBC merchant acquiring acquisition. For fiscal 2007, we expect $10 million to $11 million in minority interest, net of tax. These amounts would reflect an increase over the prior year due primarily to the impact of the HSBC merchant acquiring acquisition and its related 44% minority interest expense, net of tax.

Net Income

Net income increased $3.4 million or 11% to $34.0 million in the three months ended November 30, 2006 from $30.6 million in the prior year’s comparable period. This increase resulted in a $0.05 increase in diluted earnings per share to $0.42 in the three months ended November 30, 2006 compared to $0.37 in the prior year’s comparable period.

Net income increased $14.2 million or 23% to $75.5 million in the six months ended November 30, 2006 from $61.4 million in the prior year’s comparable period. This increase resulted in a $0.17 increase in diluted earnings per share to $0.92 in the six months ended November 30, 2006 compared to $0.75 in the prior year’s comparable period.

Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 32.6% and 34.1% for the three months ended November 30, 2006 and 2005, respectively, and 32.4% and 34.1% for the six months ended November 30, 2006 and 2005, respectively. The decrease is primarily due to tax planning initiatives and international growth. While the tax rate may fluctuate modestly on a quarterly basis in the future, we anticipate the total fiscal 2007 tax rate to be between 32.7% and 33.1%.

We expect diluted earnings per share to range from $1.69 to $1.75 for fiscal 2007. This expected growth is unfavorably impacted by anticipated stock option expenses equivalent to $0.10 in diluted earnings per share. Lastly, we expect 81.5 million to 82.5 million in average diluted shares outstanding for fiscal 2007.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At November 30, 2006, we had cash and cash equivalents totaling $249.2 million.

Net cash provided by operating activities decreased $28.7 million to $114.2 million in the six months ended November 30, 2006 from $142.9 million in the comparable period in the prior year. The decrease in cash flow provided by operations was primarily due to an increase in cash used in operating activities resulting from changes in working capital of $44.2 million, partially offset by an increase in net income of $14.2 million. Cash was required to fund working capital changes in the six months ended November 30, 2006 primarily due to the change in net settlement processing assets and obligations of $51.3 million, the change in income taxes payable of $6.1 million, partially offset by an increase in accounts payable and accrued liabilities of $16.9 million.

The change in settlement processing relates to timing differences, primarily relating to the merchant reserves held as collateral, and certain changes in settlement processing transactions in Canada. During the six months ended November 30, 2005, we migrated a large portion of our Canadian VISA merchant portfolio away from same day value, which served to lower our settlement processing assets and caused a one-time cash inflow. “Same day value” is the practice of giving merchants value for credit card transactions on the date of the applicable sale even though we receive the corresponding settlement funds from VISA Canada/International at a later date. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

The change in income taxes payable is attributed to the timing and amount of estimated tax payments this year compared to last year. The change in accounts payable and accrued liabilities is due to timing differences related to payments versus accruals, primarily ISO commissions, year-end bonus accruals, employee benefit payments, obligations to purchase foreign currencies, and third party processing charges.

Net cash used in investing activities increased $80.7 million to $94.8 million in the six months ended November 30, 2006 from $14.1 million in the comparable period in the prior year due to the increase in business acquisition activities in the six months ended November 30, 2006. Business acquisition activity in the six months ended November 30, 2006 required $79.5 million for the HSBC merchant acquiring acquisition, the Diginet acquisition, and the acquisition of money transfer branches. Business acquisition activity in the six months ended November 30, 2005 required only $1.6 million, relating to the acquisition of money transfer branches.

Capital expenditures increased $2.7 million to $15.3 million in the six months ended November 30, 2006 from $12.5 million in the comparable period in the prior year. These expenditures primarily relate to software and infrastructure, including our planned consolidation of our two U.S. platforms and the platform operated by our former parent company to a single platform. We completed the relocation of our data center from our former parent’s facility to our own facility during fiscal 2006. The capital expenditures for the six months ended November 30, 2006 also included DolEx branch expansion and Canadian merchant terminal spending. In fiscal 2007, we expect approximately $35 million to $45 million in total capital spending.

In the six months ended November 30, 2006, $8.8 million, net was provided by financing activities compared to $54.4 million, net used in financing activities in the comparable period in the prior year. The decrease in cash used in financing activities was primarily due to lower repayments on our Canadian and U.S. Credit Facilities.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of November 30, 2006, we do not have any material capital commitments, other than commitments under capital and operating leases and planned expansions.

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

Credit Facilities

On November 16, 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of U.S. banks, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of November 30, 2006. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of November 30, 2006, we had no borrowings outstanding on our U.S. Credit Facility. As of May 31, 2006, we had no borrowings on our previous U.S. credit facility.

On November 16, 2006, we entered into an amended credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is an uncommitted facility which consists of a line of credit of $25 million Canadian, or $22 million U.S. based on exchange rates existing on November 30, 2006. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian during the peak holiday season.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from VISA Canada/International and Interac Associates for our transactions processed through the CIBC VISA BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of November 30, 2006. As of both November 30, 2006 and May 31, 2006, we had no borrowings outstanding on our Canadian Credit Facility.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the period ended November 30, 2006, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from May 31, 2006. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2006 and Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission. You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and current reports on Form 8-K can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance are also available in the investor information section of our website, including the charters for our audit, compensation and nominating/corporate governance committees, our code of ethics and our corporate governance guidelines. Copies of our filings and specified exhibits and these corporate governance materials are also available, free of charge, by writing or calling us using the address or phone number on the cover of this Form 10-Q.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Euros and the various currencies of Canada, Central and South America, Central and Eastern Europe, and the Asia-Pacific region. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the six months ended November 30, 2006, foreign currency exposures increased our revenues by $10.4 million over the comparable period in the prior year. For the six months ended November 30, 2006, foreign currency exposures increased our net income by $3.5 million over the comparable period in the prior year, calculated by applying our consolidated effective income tax rate for the appropriate period.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 contains additional information regarding our exposure to market risk.

Item 4. Controls and Procedures

As of November 30, 2006, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2006, our disclosure controls and procedures were effective.

During the first quarter of fiscal 2007, we completed the purchase of a fifty-six percent ownership interest in the merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. We intend to integrate the payment processing operations and related support services into our own operations. HSBC will continue to provide these operations and services to the business under a transition services agreement until the integration efforts are completed, which we expect will be completed in 2010. Until we can integrate the business’ financial reporting function into our own, we will rely on HSBC to provide financial data for the business for purposes of drafting our consolidated financial statements. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC’s internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the financial data being provided by HSBC. We are still assessing the impact of this acquisition on our report on internal control over financial reporting.

There have been no significant changes during the second quarter of fiscal 2007 to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On September 27, 2006, we held our 2006 Annual Meeting of Shareholders at our offices in Atlanta, Georgia. At the annual meeting, the following matter was approved by the vote specified below:

Mr. Alex W. Hart, Mr. William I Jacobs, Mr. Alan M. Silberstein, and Ms. Ruth Ann Marshall were elected to serve as Class III directors until the Annual Meeting of Shareholders in 2009, or until their successors are duly elected and qualified. Mr. Hart received 73,563,083 votes in favor of his election and 939,621 shares were withheld from voting. Mr. Jacobs received 73,628,176 votes in favor of his election and 874,528 shares were withheld from voting. Mr. Silberstein received 68,036,954 votes in favor of his election and 6,465,750 shares were withheld from voting. Ms. Marshall received 74,247,477 votes in favor of her election and 255,227 shares were withheld from voting.

Class III directors serve until the Annual Meeting of Shareholders in 2009, or until their successors are duly elected and qualified or until their respective earlier resignation, retirement, disqualification, death, or removal from office.

Item 6. Exhibits

List of Exhibits

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.1	Credit Agreement dated as of November 16, 2006, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 16, 2006, File No. 001-16111, and incorporated herein by reference.

10.2	Amendment No. 2 to the Company’s Amended and Restated Credit Agreement dated as of November 16, 2006, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 16, 2006, File No. 001-16111, and incorporated herein by reference.

10.3	Form of Performance Unit Award (U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan

10.4	Form of Performance Unit Award (Non-U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan

10.5	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan

10.6	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (Hong Kong employees)

10.7	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (certain Asia-Pacific employees)

10.8	Form of Restricted Stock Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan

10.9	Form of Stock-Settled Restricted Stock Unit Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: January 8, 2007

/s/ Joseph C. Hyde
Joseph C. Hyde
Chief Financial Officer

Date: January 8, 2007

/s/ Martin A. Picciano
Martin A. Picciano
Chief Accounting Officer