Form 10-Q
period 2007-02-28
GLOBAL PAYMENTS INC
filed 2007-04-06
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, no par value outstanding as of March 29, 2007 was 80,710,541.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended February 28, 2007

TABLE OF C ONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended February 28,
	2007	2006
Revenues	$260,418	$225,159

Operating expenses:
Cost of service	103,555	88,863
Sales, general and administrative	105,670	88,161

	209,225	177,024

Operating income	51,193	48,135

Other income (expense):
Interest and other income	4,728	2,172
Interest and other expense	(2,399)	(1,695)

	2,329	477

Income before income taxes and minority interest	53,522	48,612
Provision for income taxes	(17,148)	(16,577)
Minority interest, net of tax of $99 and $—, respectively	(2,078)	(1,924)

Net income	$34,296	$30,111

Basic earnings per share	$0.43	$0.38

Diluted earnings per share	$0.42	$0.36

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Nine Months Ended February 28,
	2007	2006
Revenues	$781,423	$669,288

Operating expenses:
Cost of service	307,511	268,957
Sales, general and administrative	306,889	249,766
Restructuring	—	1,878

	614,400	520,601

Operating income	167,023	148,687

Other income (expense):
Interest and other income	12,052	4,606
Interest and other expense	(6,298)	(5,017)

	5,754	(411)

Income before income taxes and minority interest	172,777	148,276
Provision for income taxes	(55,749)	(50,562)
Minority interest, net of tax of $443 and $—, respectively	(7,221)	(6,252)

Net income	$109,807	$91,462

Basic earnings per share	$1.37	$1.16

Diluted earnings per share	$1.34	$1.12

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 28, 2007	May 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$292,059	$218,475
Accounts receivable, net of allowance for doubtful accounts of $436 and $620, respectively	70,404	67,476
Claims receivable, net of allowance for losses of $5,160 and $5,776, respectively	1,394	903
Settlement processing assets	23,955	39,671
Inventory, net of obsolescence reserves of $602 and $530, respectively	4,539	3,300
Deferred income taxes	3,620	3,622
Prepaid expenses and other current assets	19,430	14,959

Total current assets	415,401	348,406

Property and equipment, net of accumulated depreciation of $161,675 and $144,816, respectively	113,471	107,977
Goodwill	442,403	387,280
Other intangible assets, net of accumulated amortization of $138,122 and $128,823, respectively	174,561	167,182
Other	13,115	7,833

Total assets	$1,158,951	$1,018,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Payables to money transfer beneficiaries	$6,279	$6,361
Accounts payable and accrued liabilities	107,040	99,383
Settlement processing obligations	47,472	37,942
Income taxes payable	4,217	5,223
Obligations under capital leases	—	746

Total current liabilities	165,008	149,655

Deferred income taxes	59,375	68,791
Other long-term liabilities	15,966	17,013

Total liabilities	240,349	235,459

Commitments and contingencies (See Note 11)

Minority interest in equity of subsidiaries	15,918	12,996

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 80,700,219 and 79,813,851 shares issued and outstanding at February 28, 2007 and May 31, 2006, respectively	—	—
Paid-in capital	422,014	389,366
Retained earnings	434,856	329,874
Deferred compensation	—	(1,853)
Accumulated other comprehensive income	45,814	52,836

Total shareholders’ equity	902,684	770,223

Total liabilities and shareholders’ equity	$1,158,951	$1,018,678

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended February 28,
	2007	2006
Cash flows from operating activities:
Net income	$109,807	$91,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	19,629	19,258
Amortization of acquired intangibles	10,715	11,418
Share-based compensation expense	12,413	1,872
Provision for operating losses and bad debts	17,286	17,029
Minority interest in earnings	7,664	6,252
Deferred income taxes	(12,272)	2,876
Other, net	1,159	4,046
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,747)	(5,096)
Claims receivable	(14,320)	(14,248)
Settlement processing assets and obligations, net	21,608	83,572
Inventory	(1,240)	(60)
Prepaid expenses and other assets	(9,746)	4,309
Payables to money transfer beneficiaries	(82)	1,794
Accounts payable and accrued liabilities	5,060	(4,088)
Income taxes payable	(1,006)	7,663

Net cash provided by operating activities	163,928	228,059

Cash flows from investing activities:
Capital expenditures	(23,234)	(17,835)
Business acquisitions, net of cash acquired	(80,230)	(3,379)

Net cash used in investing activities	(103,464)	(21,214)

Cash flows from financing activities:
Net payments on lines of credit	—	(58,606)
Principal payments under capital lease arrangements	(746)	(2,661)
Proceeds from stock issued under employee stock plans	15,268	20,464
Tax benefit from exercise of stock options	6,820	—
Dividends paid	(4,825)	(4,740)
Distributions to minority interests	(6,751)	(7,889)

Net cash provided by (used in) financing activities	9,766	(53,432)

Effect of exchange rate changes on cash	3,354	10,751

Increase in cash and cash equivalents	73,584	164,164
Cash and cash equivalents, beginning of period	218,475	48,979

Cash and cash equivalents, end of period	$292,059	$213,143

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

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants that serve as collateral (“Merchant reserves”) to minimize contingent liabilities associated with charges properly reversed by a cardholder. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card associations. As of February 28, 2007 and May 31, 2006, our cash and cash equivalents included $108.1 million and $113.7 million, respectively, related to Merchant reserves.

Settlement processing assets and obligations— In order to provide credit card transaction processing services, we must be designated as a certified processor by MasterCard and Visa, in addition to a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the Visa and MasterCard associations. As an independent merchant acquirer, we have four primary financial institution sponsors in the United States, Canada, and the Asia-Pacific region with whom we have sponsorship or depository and processing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. The member financial institutions of Visa and MasterCard, some of which are our competitors, set the standards with which we must comply.

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

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding, and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant reserves to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. As of February 28, 2007 and May 31, 2006, our settlement processing assets related to our processing for direct merchants in Canada, while our settlement processing obligations primarily related to our processing for direct merchants in the United States. Our reserve for operating losses and reserve for sales allowance relate to our “direct” merchant services business model. A summary of these amounts as of February 28, 2007 and May 31, 2006 are as follows:

	February 28, 2007	May 31, 2006
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$38,226	$51,030
Receivable from Members	3,830	6,201
Exception items	670	669
Merchant reserves	(18,771)	(18,229)

Total	$23,955	$39,671

Settlement processing obligations:
Interchange reimbursement	$87,713	$97,916
Liability to Members	(44,702)	(39,448)
Exception items	2,191	2,413
Merchant reserves	(89,340)	(95,504)
Fair value of guarantees of customer chargebacks	(3,066)	(3,061)
Reserves for sales allowances	(268)	(258)

Total	$(47,472)	$(37,942)

Reserve for operating losses— As a part of our merchant credit and debit card processing and check guarantee services, we experience merchant losses and check guarantee losses, which are collectively referred to as “operating losses.”

Our credit card processing merchant customers are liable for any charges properly reversed by a cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other merchant-related reason, we may be liable for any such reversed charges. We require cash deposits, guarantees, letters of credit, and other types of collateral by certain merchants to minimize any such contingent liability. We also utilize a number of systems and procedures to manage merchant risk. We have, however, historically experienced losses due to merchant defaults.

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

As of both February 28, 2007 and May 31, 2006, $3.1 million has been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended February 28, 2007 and 2006, we recorded expenses for such items in the amounts of $0.8 and $0.9 million, respectively. For the nine months ended February 28, 2007 and 2006, we recorded expenses for such items in the amounts of $3.4 million and $2.4 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of February 28, 2007 and May 31, 2006, we have a check guarantee loss reserve of $5.2 million and $5.8 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended February 28, 2007 and 2006, we recorded expenses of $3.6 million and $5.0 million, respectively. For the nine months ended February 28, 2007 and 2006, we recorded expenses of $13.8 million and $14.1 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Goodwill and other intangible assets— We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2007 and determined that no impairment charges were required as of that date.

Other intangible assets primarily represent customer-related intangible assets, such as customer lists and merchant contracts, non-compete agreements, and trademarks associated with acquisitions. Customer-related intangible assets, non-compete agreements, and certain trademarks are amortized over their estimated useful lives of 2 to 30 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for revenues, expenses, and customer attrition associated with the assets. The useful lives of non-compete agreements are equal to the terms of the agreements. The useful lives of amortizable trademarks are based on our plans to phase out the trademarks in the applicable markets. We have determined that the trademarks other than the amortizable trademarks have indefinite lives and, therefore, are not being amortized.

For all periods through November 30, 2006, the straight-line method of amortization was employed for all customer-related intangible assets. On December 1, 2006, we adopted the accelerated method of amortization described below which will be applied over the respective periods of expected cash flows for our significant customer-related intangible assets. These particular assets reflected 90% of the carrying value of our total customer-related intangible assets as of November 30, 2006. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business.

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We adopted this method prospectively for our existing significant customer-related intangible assets described above and intend to adopt this method for future acquisitions of customer-related intangible assets. The use of this amortization method prior to December 1, 2006 would have resulted in amortization expense that is not materially different from the amount recognized under the straight-line method used by us during the same periods. Lastly, we will continue to use the straight-line method of amortization for the certain customer-related intangible assets that reflected 10% of the carrying value of our total such assets as of November 30, 2006. For these assets, the amortization expense using a straight-line method historically resulted in, and is expected to continue to result in, amortization expense that is not materially different from the amount that would be recognized under the accelerated method of amortization described above. We will also continue to use the straight-line method of amortization for our non-compete agreements and amortizable trademarks.

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

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 32.0% and 34.1% for the three months ended February 28, 2007 and 2006 respectively, and 32.3% and 34.1% for the nine months ended February 28, 2007 and 2006, respectively.

Foreign currencies— We have foreign subsidiaries operating in Belgium, Bosnia and Herzegovina, Canada, the Czech Republic, Mexico, Russia, Spain, the United Kingdom, and the Asia-Pacific region that includes ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. The local currencies of these subsidiaries are the functional currencies, except for the subsidiary in Mexico whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three and nine months ended February 28, 2007 and 2006, such transaction gains or losses were not significant.

The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income. Income statement items are translated at the average rates prevailing during the period.

Earnings per share— Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for both the three and nine months ended February 28, 2007 excludes incremental shares of 0.5 million related to stock options. These shares were excluded since they have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. The effect of such anti-dilutive options on the diluted share base was immaterial for the three and nine months ended February 28, 2006. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended February 28, 2007 and 2006:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$34,296	$30,111	$109,807	$91,462
Basic weighted average shares outstanding	80,421	79,219	80,098	78,660
Earnings per share	$0.43	$0.38	$1.37	$1.16

Diluted EPS:
Net income available to common shareholders	$34,296	$30,111	$109,807	$91,462
Basic weighted average shares outstanding	80,421	79,219	80,098	78,660
Plus: dilutive effect of stock options and restricted stock awards	1,551	3,552	1,658	3,232

Diluted weighted average shares outstanding	81,972	82,771	81,756	81,892

Earnings per share	$0.42	$0.36	$1.34	$1.12

Share-based awards and options— Effective June 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment (“FAS 123R”). FAS 123R amended FAS 123, and its related interpretations. We elected to adopt the modified prospective method described in FAS 123R which specifies that compensation expense for options granted prior to the effective date be recognized in the consolidated statements of income over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized in the consolidated statements of income over the vesting period of those options. In addition, in accordance with our use of the modified prospective method, prior period amounts have not been restated. Prior to our adoption of FAS 123R, we accounted for options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. We continue to use the Black-Scholes valuation model to calculate the fair value of share-based awards. Refer to Note 6 for additional discussion regarding details of our share-based employee compensation plans and the adoption of FAS 123R.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires us to recognize the funded status of our pension and postretirement plans as an asset or liability in the balance sheet. The statement also requires us to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The adoption of FAS 158 will become effective for us on May 31, 2007. We believe the adoption of this standard will have no impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits us to choose to measure many financial instruments and certain other items at fair value. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on June 1, 2008.

NOTE 2—BUSINESS ACQUISITIONS

On July 24, 2006, we completed the purchase of a fifty-six percent ownership interest in the merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. Under the terms of the agreement, we initially paid HSBC $67.2 million in cash to acquire our ownership interest. We paid an additional $1.4 million under this agreement during the nine months ended February 28, 2007, for a total purchase price of $68.6 million to acquire our ownership interest. In conjunction with this acquisition, we entered into a transition services agreement with HSBC. Under this agreement, HSBC will continue to perform payment processing operations and related support services until we integrate these functions into our own operations, which we expect will be completed in 2010. The operating results of this acquisition are included in our consolidated statements of income from the date of the acquisition.

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

During the nine months ended February 28, 2007, we acquired a series of money transfer branch locations in the United States. The purpose of these acquisitions was to increase the market presence of our DolEx-branded money transfer offering. The operating results of the acquired locations were included in our consolidated financial statements as they were converted to the DolEx technology platform.

These acquisitions have been recorded using the purchase method of accounting, and, accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The following table summarizes the preliminary purchase price allocations of these acquisitions (in thousands):

	HSBC	All Other	Total
Goodwill	$50,523	$8,243	$58,766
Customer-related intangible assets	15,008	2,649	17,657
Trademarks	2,016	—	2,016
Non-compete agreements	—	1,389	1,389
Property and equipment	1,877	825	2,702
Non-current deferred tax asset	1,229	—	1,229
Other current assets	—	76	76

Total assets acquired	70,653	13,182	83,835
Current liabilities	—	(1,400)	(1,400)
Long-term liabilities	—	(150)	(150)
Minority interest in equity of subsidiary	(2,055)	—	(2,055)

Net assets acquired	$68,598	$11,632	$80,230

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

NOTE 3—GOODWILL

The changes to the goodwill balance during the nine months ended February 28, 2007 are as follows (in thousands):

Goodwill balance as of May 31, 2006	$387,280
Goodwill acquired	58,766
Effect of foreign currency translation on goodwill carrying value	(3,643)

Goodwill balance as of February 28, 2007	$442,403

NOTE 4—COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
	(in thousands)
Net income	$34,296	$30,111	$109,807	$91,462
Foreign currency translation, net of tax of $(1,877) and $1,804; $(4,087) and $7,561, respectively	(4,963)	4,712	(7,022)	17,926

Total comprehensive income	$29,333	$34,823	$102,785	$109,388

NOTE 5—RETIREMENT BENEFITS

The components of net periodic benefit costs relating to Global Payments’ noncontributory defined benefit plan are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	135	124	404	372
Expected return on plan assets	(142)	(126)	(428)	(378)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	13	48	41	145

Net periodic benefit cost	$6	$46	$17	$139

Contributions of $0.5 and $0.7 million have been made to the noncontributory defined benefit plan during the three and nine months ended February 28, 2007, respectively. No further contributions to this plan are expected in fiscal 2007.

NOTE 6—SHARE-BASED AWARDS AND OPTIONS

As of February 28, 2007, we have four share-based employee compensation plans. As discussed in Note 1, effective June 1, 2006, we account for these plans under FAS 123R using the modified prospective method. The total share-based compensation cost that has been charged against income for these plans for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan aggregated $3.8 million and $12.4 million for the three and nine months ended February 28, 2007, respectively. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income was $1.2 million and $4.0 million for the three and nine months ended February 28, 2007, respectively. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant. There was no share-based compensation capitalized during the three and nine months ended February 28, 2007.

The following table illustrates the comparable pro forma effect on the prior period net income and earnings per share had we applied the fair value recognition principles of FAS 123R to share-based compensation.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net income:
As reported	$34,296	$30,111	$109,807	$91,462
Add: Share-based compensation included in net income, net of related tax effects	2,577	684	8,403	1,257
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,577)	(3,645)	(8,403)	(9,509)

Pro forma net income	$34,296	$27,150	$109,807	$83,210

Basic earnings per share:
As reported	$0.43	$0.38	$1.37	$1.16
Pro forma	$0.43	$0.34	$1.37	$1.06
Diluted earnings per share:
As reported	$0.42	$0.36	$1.34	$1.12
Pro forma	$0.42	$0.33	$1.34	$1.03

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

The following table summarizes all outstanding options as of February 28, 2007 and the changes during the nine months ended February 28, 2007.

	Nine Months Ended February 28, 2007
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
2000 Plan
Outstanding at May 31	3,764	$17
Granted	—	—
Cancelled	(100)	20
Exercised	(667)	16

Outstanding at February 28	2,997	$18	$62.1

Shares available for future grant	—

2005 Plan
Outstanding at May 31	1,880	$33
Granted	646	46
Cancelled	(318)	39
Exercised	(105)	31

Outstanding at February 28	2,103	$36	$5.3

Shares available for future grant	5,529

Director Plan
Outstanding at May 31	248	$19
Granted	39	39
Cancelled	—	—
Exercised	(35)	22

Outstanding at February 28	252	$22	$4.2

Shares available for future grant	721

The weighted average remaining contractual life for all options outstanding is 7.0 years. The total intrinsic value of stock options exercised during the nine months ended February 28, 2007 and 2006 was $19.1 million and $32.4 million, respectively. Options exercisable at February 28, 2007 total 2.4 million and have a weighted average remaining contractual life of 5.8 years, a weighted average exercise price of $18, and total intrinsic value of $47.5 million. We have historically issued new shares to satisfy the exercise of options.

As of February 28, 2007, we had $16.9 million of total unrecognized compensation cost related to unvested options, which we expect to recognize over a weighted average period of 1.3 years.

The weighted averaged grant-date fair value of each option granted in the nine months ended February 28, 2007 and 2006 was $16 and $13, respectively. The fair value of each option granted in the three and nine months ended February 28, 2007 and 2006 is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	Nine Months Ended February 28,
	2007	2006
2005 Plan
Risk-free interest rates	4.85%	3.97%
Expected volatility	30.09%	38.39%
Dividend yields	0.19%	0.34%
Expected lives	5 years	5 years

Directors Plan
Risk-free interest rates	4.52%	4.00%
Expected volatility	31.96%	37.95%
Dividend yields	0.19%	0.34%
Expected lives	5 years	5 years

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

The following table summarizes the changes in non-vested restricted stock awards for the nine months ended February 28, 2007:

	Nine Months Ended February 28, 2007
	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)
Non-vested at June 1	220	$21
Granted	189	45
Vested	(97)	17
Forfeited	(34)	40

Non-vested at February 28	278	$37

The total fair value of shares vested during the nine months ended February 28, 2007 was $1.7 million. During the nine months ended February 28, 2006, the weighted average grant-date fair value of shares vested was $17 and the total fair value of shares vested during these nine months was $1.3 million.

We recognized compensation expenses for restricted stock of $0.7 million and $2.0 million in the three and nine months ended February 28, 2007, respectively. As of February 28, 2007, there was $7.1 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. For periods prior to October 1, 2006, the price for shares purchased under the plan was the lower of 85% of the market value on the first day or the last day of the quarterly purchase period. With the quarterly purchase period beginning on October 1, 2006, the price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period.

At February 28, 2007, 0.6 million shares had been issued under this plan, with 1.8 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during the nine months ended February 28, 2007 and 2006 was $9 and $10, respectively.

For the quarterly purchases after October 1, 2006, the fair value of each designated share purchased under the Employee Stock Purchase Plan is based on the 15% discount on the purchase date since the price of the shares is determined as of the purchase date.

For the quarterly purchases prior to October 1, 2006, the fair value of each designated share purchased under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions:

	Six Months Ending November 30, 2006	Nine Months Ending February 28, 2006
Risk-free interest rates	4.93%	3.57%
Expected volatility	37.02%	27.23%
Dividend yields	0.19%	0.34%
Expected lives	3 months	3 months

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

NOTE 7—RESTRUCTURING

During the fourth quarter of fiscal 2005, consistent with our strategy to leverage infrastructure and consolidate operations, we committed to plans to close one location and consolidate its functions and certain other functions into existing locations. These restructuring plans required associated management and staff reductions and required contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. We completed these restructuring plans on November 30, 2005. We incurred $1.6 million in restructuring charges relating to one-time employee termination benefits during the nine months ended February 28, 2006. In addition, we incurred $0.3 million in restructuring charges relating to contract termination costs in the nine months ended February 28, 2006. There were no restructuring charges incurred in the three months ending February 28, 2006 or the nine months ended February 28, 2007. As of February 28, 2007, we have paid all accrued restructuring charges under these plans.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the nine months ended February 28, 2007 and 2006 are as follows:

	Nine Months Ended February 28,
	2007	2006
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$55,103	$34,532
Interest paid	4,874	2,551

NOTE 9—SEGMENT INFORMATION

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

Information about profit and assets

We evaluate performance and allocate resources based on the operating income of each segment. The operating income of each segment includes the revenues of the segment less those expenses that are directly related to those revenues. Operating overheads, shared costs, and certain compensation costs are included in Corporate below. Interest expense or income and income tax expense are not allocated to the individual segments. Additionally, restructuring charges are not allocated to the individual segments and are separately presented below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

We do not allocate assets to the individual segments, nor would it be practicable to do so since management does not manage assets on a segment basis internally.

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and nine months ended February 28, 2007 and 2006:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Domestic direct	$135,896	$120,935	$403,860	$350,655
Canada	54,630	50,627	170,314	156,529
Asia-Pacific	14,737	—	35,072	—
Central and Eastern Europe	12,244	12,162	38,767	36,304
Domestic indirect and other	11,564	12,386	35,178	39,774

Merchant services	229,071	196,110	683,191	583,262

Domestic	26,903	26,505	86,093	78,706
Europe	4,444	2,544	12,139	7,320

Money transfer	31,347	29,049	98,232	86,026

Consolidated revenues	$260,418	$225,159	$781,423	$669,288

Operating income for segments:
Merchant services	$62,033	$55,063	$196,275	$167,581
Money transfer	2,249	3,336	10,995	12,139
Corporate	(13,089)	(10,264)	(40,247)	(29,155)
Restructuring	—	—	—	(1,878)

Consolidated operating income	$51,193	$48,135	$167,023	$148,687

Depreciation and amortization:
Merchant services	$9,122	$8,834	$26,329	$26,325
Money transfer	1,041	1,298	3,627	3,879
Corporate	123	166	388	472

Consolidated depreciation and amortization	$10,286	$10,298	$30,344	$30,676

Enterprise-Wide Disclosures

We operate primarily in the United States, Canada, the Asia-Pacific region, and Europe. The following is a breakdown of consolidated revenues by geographic region:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
	(in thousands)
United States	$174,122	$159,578	$524,416	$468,422
Canada	54,630	50,627	170,314	156,529
Asia-Pacific	14,737	—	35,072	—
Europe	16,929	14,954	51,621	44,337

	$260,418	$225,159	$781,423	$669,288

The following is a breakdown of long-lived assets by geographic region:

	February 28, 2007	May 31, 2006
	(in thousands)
United States	$412,078	$404,452
Canada	150,268	160,182
Asia-Pacific	69,006	—
Europe	97,213	95,978
Latin America	1,870	1,827

	$730,435	$662,439

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 10—RELATED PARTY TRANSACTIONS

From time to time, in the course of settling consumer-to-consumer money transfer transactions, we purchase foreign currency from Consultoria Internacional Casa de Cambio (“CISA”), a Mexican company partially owned by certain of our employees. We purchased 1.7 billion Mexican pesos for $156.1 million and 1.1 billion Mexican pesos for $104.5 million during the three months ended February 28, 2007 and 2006, respectively, from CISA. We purchased 6.1 billion Mexican pesos for $557.5 million and 5.0 billion Mexican pesos for $465.7 million during the nine months ended February 28, 2007 and 2006, respectively, from CISA. We believe these currency transactions were executed at prevailing market exchange rates.

Also from time to time, consumer-to-consumer money transfer transactions are settled at destination facilities owned by CISA. We incurred related settlement expenses, included in cost of service in the accompanying unaudited consolidated statements of income, approximating $63,000 for both the three months ended February 28, 2007 and 2006, and $193,000 and $202,000, respectively, in the nine months ended February 28, 2007 and 2006.

In the normal course of business, we periodically utilize the services of contractors to provide software development services. An employee of ours that was hired on April 18, 2005 is also an employee, officer and part owner of a firm that provides such services. The services provided by this firm primarily relate to software development in connection with our next generation front-end processing system in the United States. During the three months ended February 28, 2007 and 2006, we capitalized fees paid to this firm of $0.6 million and $0.8 million, respectively. During both the nine months ended February 28, 2007 and 2006, we capitalized fees paid to this firm of $1.6 million. As of February 28, 2007 and May 31, 2006, capitalized amounts paid to this firm of $4.0 million and $2.4 million, respectively, were included in property and equipment in the accompanying consolidated balance sheets. Since the related software has not yet been placed in service, no amortization expense has been recorded in the accompanying financial statements.

NOTE 11—COMMITMENTS AND CONTINGENCIES

On November 16, 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of U.S. banks, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of February 28, 2007. The facility expires in November 2011, and borrowings bear a variable interest rate based on the U.S. dollar London Interbank Offered Rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of February 28, 2007, we had no borrowings outstanding on our U.S. Credit Facility. As of May 31, 2006, we had no borrowings on our former U.S. credit facility, which we terminated on November 16, 2006 in conjunction with our entry into the U.S. Credit Facility.

On November 16, 2006, we entered into an amended credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is an uncommitted facility which consists of a line of credit of $25 million Canadian, or $22 million U.S. based on the February 28, 2007 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian during the peak holiday season and does not have a fixed term. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the Members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of February 28, 2007. As of both February 28, 2007 and May 31, 2006, we had no borrowings outstanding on our Canadian Credit Facility.

NOTE 12—SUBSEQUENT EVENT

In April 2007, our Board of Directors approved a share repurchase program that authorizes the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be retired but will be available for future issuance.

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

Our offerings in the merchant services segment provide merchants, independent sales organizations, or ISOs, and financial institutions with credit and debit card transaction processing, as well as check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. We also offer sales, installation, and servicing of ATM and point of sale, or POS, terminals and selected card issuing services, which are components of indirect merchant services, through Global Payments Europe, a.s., formerly known as MUZO, which is our subsidiary based in the Czech Republic. Our direct merchant services are marketed in the United States, Canada, and throughout the Asia-Pacific region, while our indirect merchant services are marketed in the United States, Canada, and Europe.

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

Executive Overview

Revenue increased 16% to $260.4 million in the three months ended February 28, 2007 from $225.2 million in the prior year’s comparable period. Revenue increased $112.1 million, or 17%, to $781.4 million in the nine months ended February 28, 2007 from $669.3 million in the prior year’s comparable period. This revenue growth was primarily due to our domestic direct, Canada and new Asia-Pacific merchant services channels, as well as growth in our money transfer segment.

Consolidated operating income was $51.2 million for the three months ended February 28, 2007, which resulted in an operating margin of 19.7% for the three months ended February 28, 2007. Consolidated operating income was $167.0 million for the nine months ended February 28, 2007, which resulted in an operating margin of 21.4% for the nine months ended February 28, 2007.

Net income increased $4.2 million, or 14%, to $34.3 million in the three months ended February 28, 2007 from $30.1 million in the prior year’s comparable period, resulting in a $0.06 increase in diluted earnings per share to $0.42 in the three months ended February 28, 2007 from $0.36 in the prior year’s comparable period. Net income increased $18.3 million, or 20%, to $109.8 million in the nine months ended February 28, 2007 from $91.5 million in the prior year’s comparable period, resulting in a $0.22 increase in diluted earnings per share to $1.34 in the nine months ended February 28, 2007 from $1.12 in the prior year’s comparable period.

Merchant services segment revenue increased $33.0 million or 17% to $229.1 million in the three months ended February 28, 2007, and money transfer segment revenue increased $2.3 million or 8% to $31.3 million in the three months ended February 28, 2007. Merchant services segment revenue increased $99.9 million or 17% to $683.2 million in the nine months ended February 28, 2007, and money transfer segment revenue increased $12.2 million or 14% to $98.2 million in the nine months ended February 28, 2007.

Merchant services segment operating income increased $7.0 million or 13% to $62.0 million in the three months ended February 28, 2007, with operating margins of 27.1% and 28.1% for the three months ended February 28, 2007 and 2006, respectively. Merchant services segment operating income increased $28.7 million or 17% to $196.3 million in the nine months ended February 28, 2007, with operating margins of 28.7% for both the nine months ended February 28, 2007 and 2006. Money transfer segment operating income decreased $1.1 million or 33% to $2.2 million in the three months ended February 28, 2007, with operating margins of 7.2% and 11.5% for the three months ended February 28, 2007 and 2006, respectively. Money transfer segment operating income decreased $1.1 million or 9% to $11.0 million in the nine months ended February 28, 2007, with operating margins of 11.2% and 14.1% for the nine months ended February 28, 2007 and 2006, respectively.

No restructuring charges were recorded in consolidated operating income for the three and nine months ended February 28, 2007 and for the three months ended February 28, 2006. For the nine months ended February 28, 2006, the consolidated operating income amounts reflect restructuring charges of $1.9 million, or $0.01 of diluted earnings per share in the nine months ended February 28, 2006. Restructuring charges represented 0.3% of revenue in the nine months ended February 28, 2006.

In March 2007, we decided to consolidate our technical support center located in St. Louis, Missouri into our operations center in Owings Mills, Maryland. We believe this consolidation will improve our customer service by allowing us to provide our customers with a single point of contact in one physical location. This consolidation will result in staff reduction, fixed asset abandonment and facility closure costs and is expected to be completed during our second quarter of fiscal 2008.

In addition to the St. Louis consolidation, we decided also in March 2007 to consolidate an operations facility in Denver, Colorado into our Niles, Illinois operations facility, which we believe will improve the efficiency of our check service offering. This consolidation will result in staff reduction and facility closure costs and is expected to be completed during our fourth quarter of fiscal 2007.

As of February 28, 2007, no restructuring charges have been incurred related to these consolidation plans, although we anticipate recording restructuring and other charges of approximately $5 million, consisting of one-time employee termination benefits, fixed asset abandonments, and contract termination costs. We expect to incur these charges during our fourth quarter of fiscal 2007 and the first half of fiscal 2008.

In April 2007, our Board of Directors approved a share repurchase program that authorizes the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. We have no obligation to repurchase shares under this program and currently intend to use this authorization as a means of offsetting dilution from the issuance of shares under employee benefit plans. This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be retired but will be available for future issuance.

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

Results of Operations

The following table shows key selected financial data for the three months ended February 28, 2007 and 2006, this data as a percentage of total revenue, and the changes between three months ended February 28, 2007 and 2006, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended February 28, 2007	% of Revenue(1)	Three Months Ended February 28, 2006	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
Domestic direct	$135,896	52%	$120,935	54%	$14,961	12%
Canada	54,630	21	50,627	22	4,003	8
Asia-Pacific	14,737	6	—	—	14,737	—
Central and Eastern Europe	12,244	5	12,162	5	82	1
Domestic indirect and other	11,564	4	12,386	6	(822)	(7)

Merchant services	229,071	88	196,110	87	32,961	17

Domestic	26,903	10	26,505	12	398	2
Europe	4,444	2	2,544	1	1,900	75

Money transfer	31,347	12	29,049	13	2,298	8

Total revenues	$260,418	100%	$225,159	100%	$35,259	16%

Consolidated operating expenses:
Cost of service	$103,555	39.8%	$88,863	39.5%	$14,692	17%
Sales, general and administrative	105,670	40.6	88,161	39.2	17,509	20

Operating income	$51,193	19.7%	$48,135	21.4%	$3,058	6%

Operating income for segments:
Merchant services	$62,033		$55,063		$6,970	13%
Money transfer	2,249		3,336		(1,087)	(33)
Corporate	(13,089)		(10,264)		(2,825)	(28)

Operating income	$51,193		$48,135		$3,058	6%

Operating margin for segments:
Merchant services segment	27.1%		28.1%		(1.0%)
Money transfer segment	7.2%		11.5%		(4.3%)

(1)	Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the nine months ended February 28, 2007 and 2006, this data as a percentage of total revenue, and the changes between nine months ended February 28, 2007 and 2006, in dollars and as a percentage of the prior year’s comparable period.

	Nine Months Ended February 28, 2007	% of Revenue(1)	Nine Months Ended February 28, 2006	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
Domestic direct	$403,860	52%	$350,655	52%	$53,205	15%
Canada	170,314	22	156,529	23	13,785	9
Asia-Pacific	35,072	4	—	—	35,072	—
Central and Eastern Europe	38,767	5	36,304	5	2,463	7
Domestic indirect and other	35,178	5	39,774	6	(4,596)	(12)

Merchant services	683,191	87	583,262	87	99,929	17

Domestic	86,093	11	78,706	12	7,387	9
Europe	12,139	2	7,320	1	4,819	66

Money transfer	98,232	13	86,026	13	12,206	14

Total revenues	$781,423	100%	$669,288	100%	$112,135	17%

Consolidated operating expenses:
Cost of service	$307,511	39.4%	$268,957	40.2%	$38,554	14%
Sales, general and administrative	306,889	39.3	249,766	37.3	57,123	23
Restructuring	—	—	1,878	0.3	(1,878)	—

Operating income	$167,023	21.4%	$148,687	22.2%	$18,336	12%

Operating income for segments:
Merchant services	$196,275		$167,581		$28,694	17%
Money transfer	10,995		12,139		(1,144)	(9)
Corporate	(40,247)		(29,155)		(11,092)	(38)
Restructuring	—		(1,878)		1,878	—

Operating income	$167,023		$148,687		$18,336	12%

Operating margin for segments:
Merchant services segment	28.7%		28.7%		—
Money transfer segment	11.2%		14.1%		(2.9%)

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

In the three months ended February 28, 2007, revenue increased 16% to $260.4 million from $225.2 million in the prior year’s comparable period. In the nine months ended February 28, 2007, revenue increased $112.1 million or 17% to $781.4 million from $669.3 million in the prior year’s comparable period. We attribute this revenue growth primarily to our domestic direct, Canada, and Asia-Pacific merchant services channels, in addition to our money transfer channels. We expect our fiscal 2007 consolidated revenue to range from $1,050 million to $1,057 million, reflecting growth of 16% over fiscal 2006.

With regard to our fiscal 2008, we have not completed our annual planning process and are not prepared to provide detailed expectations. On a preliminary basis, however, we expect that our consolidated revenue may grow in the high single digit to low double digit percentage range, due to the factors discussed below.

Merchant Services Segment

Revenue from our merchant services segment in the third quarter of fiscal 2007 increased by $33.0 million or 17% to $229.1 million from $196.1 million in the three months ended February 28, 2006. In the nine months ended February 28, 2007, merchant services revenue increased $99.9 million or 17% to $683.2 million from $583.3 million in the nine months ended February 28, 2006.

We have continued to grow our domestic direct merchant channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For the three months ended February 28, 2007, our credit and debit card processed transactions grew 23% and our revenue grew 12% for this channel compared to the prior year period. Our revenue growth for this channel was lower than our growth during the first half of fiscal 2007 primarily due to a maturing of our ISO portfolio, our internal sales areas, and the North American market. For the nine months ended February 28, 2007, our credit and debit card processed transactions grew 24% and our revenue grew 15% for this channel compared to the prior year period. The difference between our transaction growth and revenue growth for these periods is primarily a result of mid single digit percentage declines compared to the prior year in our domestic direct credit card average dollar value of transaction, or average ticket, due to a shift toward smaller merchants added through our ISOs. This difference is also partially due to a low single digit decline for these periods compared to the prior year in our average discount revenue per dollar value volume, or spread. Lastly, our domestic direct revenue that is not based on the amount of transactions or processed volume described above has grown at a lesser rate than our credit and debit card transaction growth for these periods compared to the prior year. This type of revenue includes service fees, equipment fees and check-related services. For fiscal year 2007, we expect annual revenue growth in the mid teen percentage range for this channel.

For the three months ended February 28, 2007, our Canadian direct credit and debit card processed transactions grew 5%, with overall Canadian revenue growth of 8% compared to the prior year period. For the nine months ended February 28, 2007, our Canadian direct credit and debit card processed transactions grew 4%, with overall Canadian revenue growth of 9% compared to the prior year period. Our Canadian transaction growth was largely offset by mid single digit percentage declines in our credit card spread for these periods compared to the prior year. Our revenue growth for the three months ended February 28, 2007 was primarily due to card association incentives relating to various programs implemented in the Canadian market. These card association incentives are not recurring in nature. Our revenue growth for the nine months ended February 28, 2007 was primarily due to a favorable Canadian currency exchange rate, in addition to these card association incentives. The Canadian currency exchange rate had a modest, negative impact on our revenue growth for the three months ended February 28, 2007 compared to the prior year period, and we expect a modestly greater negative impact during the fourth quarter of our fiscal year. For fiscal 2007, we expect annual revenue growth in the mid single digit percentage range for our Canadian channel.

Our Asia-Pacific merchant services revenue for the three and nine months ended February 28, 2007 was $14.7 million and $35.1 million, respectively. We completed the purchase of our ownership in HSBC’s merchant acquiring business on July 24, 2006, and began operating in this channel at that time. For fiscal 2007, we expect to achieve Asia-Pacific merchant services revenue of $48 million to $51 million.

Our Central and Eastern European merchant services revenue for the three months ended February 28, 2007 increased 1% compared to the prior year period, largely due to a favorable year-over-year Czech currency exchange rate and growth in credit and debit card processed transactions of 16%. In the three months ended February 28, 2007, revenue growth was offset by the impact of price reductions granted on contract renewals, in addition to a higher level of equipment sales and other non-transaction based revenue during the prior year period. Our Central and Eastern European merchant services revenue for the nine months ended February 28, 2007 increased 7% compared to the prior year period, largely due to a favorable year-over-year Czech currency exchange rate and growth in credit and debit card processed transactions of 16%, offset by the factors mentioned above. Our results were unfavorably impacted by the deconversion process of the large customer that announced its intention to deconvert prior to the completion of our MUZO acquisition. We expect the process to be substantially completed by the end of our fiscal 2007. We expect annual fiscal 2007 revenue growth for this channel in the high single digit percentage range.

We experienced continued and expected declines in our domestic indirect and other channel, with a 1% year-over-year decline in credit and debit card transactions processed and a 7% decline in revenue for the three months ended February 28, 2007. For the nine months ended February 28, 2007, credit and debit card transactions processed declined 6% and revenue declined 12% compared to the prior year period. We attribute these revenue declines to the industry consolidation of financial institutions and competitive pricing pressures. For the three months ended February 28, 2007, the improvement in revenue growth compared to the first six months of fiscal 2007 reflects the impact of the anniversary of certain price reductions granted last year on multiple contract renewals, in addition to growth from a limited number of customers. For fiscal 2007, we expect an annual revenue decline in the low double digit percentage range for this channel.

Money Transfer Segment

For the three months ended February 28, 2007, our domestic money transfer channel transactions grew 15% and revenue grew 2%, compared to the prior year’s comparable period. For the nine months ended February 28, 2007, our domestic money transfer channel transactions grew 20% and revenue grew 9%, compared to the prior year’s comparable period. The growth in transactions was driven primarily by same store sales growth and an increasing domestic branch footprint resulting in 860 U.S. branches as of February 28, 2007, compared to 794 branch locations as of February 28, 2006. This expansion was offset by lower pricing consistent with our strategy of price leadership. On a sequential basis, our domestic branch footprint as of February 28, 2007 increased slightly compared to our branch footprint as of November 30, 2006, primarily due to new branch openings and acquisitions offset by additional branch closings in December 2006 relating to one of our landlords entering the money transfer industry and competing with us. In addition to exiting these locations, we responded to aggressive price competition from this landlord in pursuing the existing customer base.

We continue to focus on the acquisition of branch locations. In addition, we intend to organically add domestic branches on a more limited basis than in the past, while continuing to competitively price our money transfer services and pursue new revenue from other products.

We continue to anticipate slower revenue growth in the fourth quarter of our fiscal year 2007 compared to our fiscal year to date growth, primarily as a result of a highly competitive pricing environment. We believe that increased immigration legislation and improving Mexican employment options may be contributing to this environment.

In Europe, we ended our third fiscal quarter with 57 branch locations, compared to 36 locations as of February 28, 2006. For the three and nine months ended February 28, 2007, our European money transfer revenue grew 75% and 66%, respectively, with transaction growth of 77% and 81%, respectively. This growth is largely due to new branch locations compared to the prior year’s comparable periods. We intend to continue expanding our presence in the European market.

For fiscal 2007, we expect annual percentage revenue growth in the low double digit percentage range for our money transfer segment.

Consolidated Operating Expenses

Cost of service increased by $14.7 million or 17% to $103.6 million for the three months ended February 28, 2007 compared to $88.9 million for the prior year’s comparable period. As a percentage of revenue, cost of service increased to 39.8% of revenue for the three months ended February 28, 2007 from 39.5% for the prior year’s comparable period.

Cost of service increased 14% to $307.5 million for the nine months ended February 28, 2007 compared to $269.0 million for the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 39.4% of revenue for the nine months ended February 28, 2007 from 40.2% for the prior year’s comparable period.

In the three months ended February 28, 2007, the increases in cost of service are primarily related to our new Asia-Pacific channel. As mentioned previously, expenses for transition services provided by HSBC to us are included in cost of service, and these expenses reflect the majority of our Asia-Pacific costs. Further, we expect our HSBC merchant acquiring acquisition to have a dilutive effect on our merchant services operating margin during fiscal 2007. These cost of service increases were partially offset by lower check guarantee loss reserves compared to the prior year’s comparable period, primarily due to improvements in our risk detection and check collection efforts.

In the nine months ended February 28, 2007, the decline in cost of service as a percentage of revenue is partially related to our revenue growth and the related economies of scale benefits. In addition, this decline is related to several cost factors, including savings from exiting our shared service agreement with our former parent company and a decline in year-over-year operating costs from our U.S. and Canadian customer service and back-office centers, including our Dallas facility that we closed in November 2005. In addition, as described in Note 1 in the notes to the unaudited consolidated financial statements, during the quarter ended August 31, 2005, we recognized an impairment loss of $2.2 million in connection with the MUZO trademark, which is included in cost of service in the accompanying unaudited consolidated statements of income for the nine months ended February 28, 2006.

Sales, general and administrative expenses increased by $17.5 million or 20% to $105.7 million in the three months ended February 28, 2007 from $88.2 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 40.6% for the three months ended February 28, 2007 compared to 39.2% in the prior year’s comparable period.

Sales, general and administrative expenses increased by $57.1 million or 23% to $306.9 million in the nine months ended February 28, 2007 from $249.8 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 39.3% for the nine months ended February 28, 2007 compared to 37.3% in the prior year’s comparable period.

The increases in sales, general and administrative expenses are primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. The ISO commission model differs from our other sales channels where the commissions are primarily paid for only a twelve-month period. The addition of our new Asia-Pacific channel also contributed to the increases in sales, general and administrative expenses due to the investment in the regional sales force and infrastructure.

In addition, sales, general and administrative expenses increased for the three and nine months ended February 28, 2007 compared to the prior year’s comparable period as a result of our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment, or FAS 123R, on June 1, 2006. For additional information concerning our adoption of FAS 123R and our share-based awards and options, you should refer to Notes 1 and 6 in the notes to unaudited consolidated financial statements. The total share-based compensation cost that has been included in sales, general and administrative expenses for our share-based awards and option plans was $3.8 million and $12.4 million for the three and nine months ended February 28, 2007, respectively. The total share-based compensation cost that has been included in sales, general and administrative expenses for our share-based awards and option plans was $1.0 million and $1.9 million for the three and nine months ended February 28, 2006, respectively. During the three and nine months ended February 28, 2007, we recognized $3.0 million and $10.3 million, respectively, in incremental employee stock option expense as a result of our adoption of FAS 123R.

Operating Income and Operating Margin for Segments

For the purpose of discussing segment operations, we refer to operating income as calculated by subtracting segment direct expenses from segment revenue. Overhead and shared expenses, including share-based compensation costs, are not allocated to the segments’ operations; they are reported in the caption “Corporate.” Similarly, references to operating margin regarding segment operations mean segment operating income divided by segment revenue.

Merchant Services Segment

Operating income in the merchant services segment increased 13% to $62.0 million for the three months ended February 28, 2007 compared to $55.1 million in the prior year’s comparable period. This change resulted in an operating margin of 27.1% for the three months ended February 28, 2007, compared to 28.1% in the prior year’s comparable period.

Operating income in the merchant services segment increased $28.7 million or 17% to $196.3 million for the nine months ended February 28, 2007 compared to $167.6 million in the prior year’s comparable period. The operating margin was 28.7% for both the nine months ended February 28, 2007 and 2006.

This operating margin decline for the three months ended February 28, 2007 is primarily due to the growth of our ISO channel and the addition of our new Asia-Pacific channel, partially offset by the favorable impact of the Canadian card association incentives and lower check guarantee loss reserves, as discussed above. Our operating margin was constant for the nine months ended February 28, 2007 due to the merchant services revenue growth and cost of service savings discussed above, offset by increases in ISO commission payments and the addition of our new Asia-Pacific channel. As a result of these factors, we are expecting fiscal 2007 total merchant services operating income margin in the 27.7% to 27.9% range.

Money Transfer Segment

Operating income in the money transfer segment decreased $1.1 million or 33% to $2.2 million for the three months ended February 28, 2007 compared to $3.3 million in the prior year’s comparable period. This decrease resulted in an operating margin of 7.2% for the three months ended February 28, 2007, compared to 11.5% in the prior year’s comparable period.

Operating income in the money transfer segment decreased $1.1 million or 9% to $11.0 million for the nine months ended February 28, 2007 compared to $12.1 million in the prior year’s comparable period. This decrease resulted in an operating margin of 11.2% for the nine months ended February 28, 2007, compared to 14.1% in the prior year’s comparable period.

This operating margin decline was primarily due to the increased price competition discussed above and our use of a fixed-cost, branch-owned model at the point of sale. As a result of our performance for the nine months ended February 28, 2007 and continued pricing competition anticipated in the fourth quarter of fiscal 2007, we are expecting fiscal 2007 total money transfer operating income margin in the low double digit to low teen percentage range.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, board of directors’ fees, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. For fiscal 2007, corporate also includes expenses associated with our share-based compensation. Our corporate costs increased 28% to $13.1 million for the three months ended February 28, 2007 compared to $10.3 million in the prior year’s comparable period. Our corporate costs increased 38% to $40.2 million for the nine months ended February 28, 2007 compared to $29.2 million in the prior year’s comparable period. These increases are primarily due to share-based compensation costs related to our implementation of FAS 123R, as described above. For fiscal 2007, we expect corporate expenses of between $53 million and $54 million, including an estimated $13 million in share-based compensation expenses, relating to the implementation of FAS 123R.

Consolidated Operating Income

Consolidated operating income increased $3.1 million or 6% to $51.2 million for the three months ended February 28, 2007 compared to $48.1 million in the prior year’s comparable period. This change resulted in an operating margin of 19.7% for the three months ended February 28, 2007 compared to 21.4% in the prior year’s comparable period.

Consolidated operating income increased $18.3 million or 12% to $167.0 million for the nine months ended February 28, 2007 compared to $148.7 million in the prior year’s comparable period. This increase resulted in an operating margin of 21.4% for the nine months ended February 28, 2007 compared to 22.2% in the prior year’s comparable period.

We expect a fiscal 2007 total company operating income margin of between 20.7% and 20.9%. This expected margin assumes an unfavorable impact from anticipated share-based compensation as discussed above, but it does not include the impact of potential restructuring and other charges relating to our St. Louis and Denver facility consolidation program, also as discussed above.

Consolidated Other Income/Expense, Net

Interest and other income increased to $2.3 million for the three months ended February 28, 2007 compared to $0.5 million in the prior year’s comparable period. Interest and other income increased $6.2 million to $5.8 million for the nine months ended February 28, 2007 compared to an expense of $0.4 million in the prior year’s comparable period. This improvement is largely due to higher interest income due to higher cash balances and investment rates. During fiscal 2007, we expect approximately $7.5 million to $8.5 million in income from the net of our interest and other income and interest and other expense.

Minority Interest, Net of Tax

Minority interest, net of tax increased $0.2 million or 8% to $2.1 million for the three months ended February 28, 2007 compared to $1.9 million in the prior year’s comparable period. Minority interest, net of tax increased 15% to $7.2 million for the nine months ended February 28, 2007 compared to $6.3 million in the prior year’s comparable period. These increases are due to our new HSBC merchant acquiring acquisition in the Asia-Pacific region. For fiscal 2007, we expect $9 million to $10 million in minority interest, net of tax.

Net Income

Net income increased $4.2 million or 14% to $34.3 million in the three months ended February 28, 2007 from $30.1 million in the prior year’s comparable period. This increase resulted in a $0.06 increase in diluted earnings per share to $0.42 in the three months ended February 28, 2007 compared to $0.36 in the prior year’s comparable period.

Net income increased $18.3 million or 20% to $109.8 million in the nine months ended February 28, 2007 from $91.5 million in the prior year’s comparable period. This increase resulted in a $0.22 increase in diluted earnings per share to $1.34 in the nine months ended February 28, 2007 compared to $1.12 in the prior year’s comparable period.

Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 32.0% and 34.1% for the three months ended February 28, 2007 and 2006, respectively, and 32.3% and 34.1% for the nine months ended February 28, 2007 and 2006, respectively. The decrease is primarily due to tax planning initiatives and international growth. We anticipate our fiscal 2007 effective tax rate will be between 32.5% and 32.9%.

We expect diluted earnings per share to range from $1.74 to $1.76 for fiscal 2007, excluding the anticipated restructuring and other charges discussed above. This expected growth is unfavorably impacted by anticipated share-based compensation equivalent to $0.11 in diluted earnings per share. Lastly, we expect 81.5 million to 82.5 million in average diluted shares outstanding for fiscal 2007.

With regard to our fiscal 2008, we have not completed our annual planning process and are not prepared to provide detailed expectations. On a preliminary basis, however, we expect that our diluted earnings per share may grow at a lower rate than our consolidated revenues, due to the factors discussed above.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At February 28, 2007, we had cash and cash equivalents totaling $292.1 million. As of February 28, 2007, our cash and cash equivalents included $108.1 million related to Merchant reserves. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card associations. See Cash and cash equivalents under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash provided by operating activities decreased to $163.9 million in the nine months ended February 28, 2007 from $228.1 million in the prior year’s comparable period. The decrease in cash flow provided by operations was primarily due to an increase in cash used in operating activities resulting from changes in working capital of $76.3 million, partially offset by an increase in net income of $18.3 million. This working capital change was primarily due to the change in net settlement processing assets and obligations of $62.0 million, the change in prepaid expenses and other assets of $14.1 million, and the change in income taxes payable of $8.7 million, partially offset by an increase in accounts payable and accrued liabilities of $9.1 million.

The change in net settlement processing assets and obligations relates to timing differences, primarily relating to the merchant reserves held as collateral, and certain changes in settlement processing transactions in Canada. During the nine months ended February 28, 2006, we migrated a large portion of our Canadian Visa merchant portfolio away from same day value, which served to lower our settlement processing assets and caused a one-time cash inflow. “Same day value” is the practice of giving merchants value for credit card transactions on the date of the applicable sale even though we receive the corresponding settlement funds from Visa Canada/International at a later date. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

The change in prepaid expenses and other assets is related to the timing and amounts of pre-payments, in addition to in-transit foreign currency inventory relating to our money transfer segment. The change in income taxes payable is attributed to the timing and amount of estimated tax payments this year compared to last year. The change in accounts payable and accrued liabilities is due to timing differences related to payments versus accruals, primarily ISO commissions, year-end bonus accruals, employee benefit payments, obligations to purchase foreign currencies, and third party processing charges.

Net cash used in investing activities increased $82.3 million to $103.5 million in the nine months ended February 28, 2007 from $21.2 million in the prior year’s comparable period due to the increase in business acquisition activities in the nine months ended February 28, 2007. Business acquisition activity in the nine months ended February 28, 2007 required $80.2 million for the HSBC merchant acquiring acquisition, the Diginet acquisition, and the acquisition of money transfer branches. Business acquisition activity in the nine months ended February 28, 2006 required $3.4 million, relating to the acquisition of money transfer branches.

Capital expenditures increased $5.4 million to $23.2 million in the nine months ended February 28, 2007 from $17.8 million in the prior year’s comparable period. These expenditures primarily relate to software and infrastructure, including our planned consolidation of our two U.S. platforms and the platform operated by our former parent company to a single platform. We completed the relocation of our data center from our former parent’s facility to our own facility during fiscal 2006. The capital expenditures for the nine months ended February 28, 2007 also included DolEx branch expansion and Canadian merchant terminal spending.

In the nine months ended February 28, 2007, $9.8 million, net was provided by financing activities compared to $53.4 million, net used in financing activities in the prior year’s comparable period. The decrease in cash used in financing activities was primarily due to lower repayments on our Canadian and U.S. Credit Facilities, as we had no borrowings as of May 31, 2006 and February 28, 2007.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of February 28, 2007, we do not have any material capital commitments, other than commitments under operating leases and planned expansions.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our current cash flow strategy is to pay off debt, if any, to make planned capital investments in our business, to pursue acquisitions that meet our growth strategies, to pay dividends and repurchase our shares at the discretion of our board of directors, to collateralize our Merchant reserves, and to invest excess cash in high-quality, short-term marketable securities.

Credit Facilities

On November 16, 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of U.S. banks, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of February 28, 2007. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of February 28, 2007, we had no borrowings outstanding on our U.S. Credit Facility. As of May 31, 2006, we had no borrowings on our former U.S. credit facility, which we terminated on November 16, 2006 in conjunction with our entry into the U.S. Credit Facility.

On November 16, 2006, we entered into an amended credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is an uncommitted facility which consists of a line of credit of $25 million Canadian, or $22 million U.S. based on the February 28, 2007 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian during the peak holiday season and does not have a fixed term. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of February 28, 2007. As of both February 28, 2007 and May 31, 2006, we had no borrowings outstanding on our Canadian Credit Facility.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended February 28, 2007, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from May 31, 2006 other than the adoption of an accelerated method of amortization on a prospective basis for our significant customer-related intangible assets. See Note 1 of our notes to the unaudited consolidated financial statements for further discussion. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2006 and Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Euros and the various currencies of the Asia-Pacific region, Canada, Central and Eastern Europe, and Central and South America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the nine months ended February 28, 2007, foreign currency exposures increased our revenues by $11.6 million over the comparable period in the prior year. For the nine months ended February 28, 2007, foreign currency exposures increased our net income by $3.5 million over the comparable period in the prior year, calculated by applying our consolidated effective income tax rate for the appropriate period.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 contains additional information regarding our exposure to market risk.

Item 4.	Controls and Procedures

As of February 28, 2007, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2007, our disclosure controls and procedures were effective.

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

Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC’s internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the financial data being provided by HSBC. We are still assessing whether this acquired business will be included in our report on internal control over financial reporting as of May 31, 2007.

There have been no significant changes during the third quarter of fiscal 2007 to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

Global Payments Inc.
(Registrant)
Date: April 6, 2007

/s/ Joseph C. Hyde
Joseph C. Hyde
Chief Financial Officer

Date: April 6, 2007

/s/ Martin A. Picciano
Martin A. Picciano
Chief Accounting Officer