Form 10-K
period 2007-05-31
GLOBAL PAYMENTS INC
filed 2007-07-30
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

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

Registrant’s telephone number, including area code: 770-829-8000

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

The aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors, and shareholders owning 15% or more of the outstanding shares of common stock as of November 30, 2006, are “affiliates” of the Registrant) was $3,644,110,434 based upon the last reported sale price on the New York Stock Exchange on November 30, 2006.

The number of shares of the registrant’s common stock outstanding at July 18, 2007 was 80,942,899 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s proxy statement for the 2007 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.

2007 FORM 10-K ANNUAL REPORT

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Item 1A – Risk Factors of this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission, or SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

PART I

ITEM 1—BUSINESS

General Developments

Financial Highlights

In the year ended May 31, 2007, or fiscal 2007, revenue increased 17% to $1,061.5 million from $908.1 million in the year ended May 31, 2006, or fiscal 2006. This revenue growth was primarily due to our domestic direct and new Asia-Pacific merchant services channels. Consolidated operating income was $218.1 million for fiscal 2007, compared to $201.1 million for fiscal 2006, which resulted in a decrease in operating margin to 20.5% for fiscal 2007 from 22.1% for fiscal 2006. Net income increased $17.5 million, or 14%, to $143.0 million in fiscal 2007 from $125.5 million in the prior year, resulting in a $0.22 increase in diluted earnings per share to $1.75 in fiscal 2007 from $1.53 in fiscal 2006.

Merchant services segment revenue increased $140.6 million or 18% to $929.1 million in fiscal 2007 from $788.5 million in fiscal 2006, and money transfer segment revenue increased $12.8 million or 11% to $132.4 million in fiscal 2007 from $119.6 million in fiscal 2006. Merchant services segment operating income increased 16% to $259.7 million in fiscal 2007 from $224.2 million in fiscal 2006, with operating margins of 27.9% and 28.4% for fiscal 2007 and 2006, respectively. Money transfer segment operating income decreased 23% to $14.5 million in fiscal 2007 from $18.7 million in fiscal 2006, with operating margins of 10.9% and 15.7% for fiscal years 2007 and 2006, respectively.

The consolidated operating income amounts reflect restructuring and other charges of $3.1 million and $1.9 million in fiscal 2007 and fiscal 2006, respectively. Restructuring and other charges represented 0.3% and 0.2% of revenue in fiscal 2007 and 2006, respectively. These charges primarily relate to employee termination benefits, fixed asset abandonment and facility closure costs due to facility consolidations and the elimination of redundant activities.

Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed explanation of these results.

Facility Consolidations and Restructuring

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

In March 2007, we also decided to consolidate an operations facility in Denver, Colorado into our Niles, Illinois operations facility, which we believe will improve the efficiency of our check service offering. This consolidation, which resulted in staff reduction and facility closure costs, was completed during the fourth quarter of fiscal 2007.

Share Repurchase Program

On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities and other factors. This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be retired but will be available for future issuance. No amounts were repurchased during fiscal 2007.

Asia-Pacific Acquisition

On July 24, 2006, we completed the purchase of a fifty-six percent ownership interest in the merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. Under the terms of the agreement, we initially paid HSBC $67.2 million in cash to acquire our ownership interest. We paid an additional $1.4 million under this agreement during fiscal 2007, for a total purchase price of $68.6 million to acquire our ownership interest. In conjunction with this acquisition, we entered into a transition services agreement with HSBC that may be terminated at any time. Under this agreement, we expect HSBC will continue to perform payment processing operations and related support services until we integrate these functions into our own operations, which we expect will be completed in 2010. The operating results of this acquisition are included in our consolidated statements of income from the date of the acquisition.

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

We market our products and services throughout the United States, Canada, Europe and the Asia-Pacific region. We operate in two business segments, merchant services and money transfer, and we offer various products through these segments. Our merchant services segment targets customers in many vertical industries including financial institutions, gaming, government, health care, professional services, restaurants, retail, universities and utilities. Our money transfer segment primarily targets immigrants in the United States and Europe. See Note 10 in the notes to consolidated financial statements for additional segment information and “Item 1A—Risk Factors” for a discussion of risks involved with our international operations.

Total revenues from our merchant services and money transfer segments, by geography and sales channel, are as follows (amounts in thousands):

	2007	2006	2005
Domestic direct	$558,026	$481,273	$410,047
Canada	224,570	208,126	175,190
Asia-Pacific	48,449	—	—
Central and Eastern Europe	51,224	47,114	40,598
Domestic indirect and other	46,873	51,987	62,033

Merchant services	929,142	788,500	687,868

Domestic	115,416	109,067	91,448
Europe	16,965	10,489	5,015

Money transfer	132,381	119,556	96,463

Total revenues	$1,061,523	$908,056	$784,331

Merchant Services Segment

Our offerings in the merchant services segment provide merchants, independent sales organizations, or ISOs, and financial institutions with credit and debit card transaction processing, as well as check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. We also offer sales, installation and servicing of ATM and point of sale, or POS, terminals and selected card issuing services, which are components of indirect merchant services, through Global Payments Europe, s.r.o., formerly known as MUZO, which is our subsidiary based in the Czech Republic. Our direct merchant services are marketed in the United States, Canada, and throughout the Asia-Pacific region, while our indirect merchant services are marketed in the United States, Canada, and Europe.

Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge other processing fees unrelated to the number of transactions or the transaction value.

Direct Merchant Services

We market our services through a variety of sales channels that includes a dedicated sales force, ISOs, an internal telesales group, trade associations, alliance and agent bank relationships, retail outlets and financial institutions. In addition to receiving referrals from approximately 1,500 bank branch locations in Canada, we have affiliations in the United States with hundreds of organizations that provide sales leads, including financial institutions, alliance bank branch locations, trade associations, and value added resellers, or VARs. Additionally, we market directly to customers through print advertising and direct mail efforts. We also participate in major industry tradeshows and publicity events and actively execute various public relations campaigns. In the Asia-Pacific region, we market through a dedicated sales force and receive referrals from HSBC bank branch locations. We pursue this strategy because we believe that it utilizes one of the lowest cost delivery systems available to acquire target customers successfully.

Credit and Debit Card Transaction Processing

Credit and debit card transaction processing includes the processing of Visa and MasterCard credit cards, cards issued by other card associations like American Express, Diners Club, Discover and JCB, and on-line and off-line debit cards. Credit and debit card processing involves a consumer or cardholder acquiring goods or services from a merchant and using a credit or debit card as the form of payment. The term “merchant” generally refers to any organization that accepts credit or debit cards for the payment of goods and services, such as retail stores, including physical locations and internet sites, mail order or telephone order outlets, restaurants, universities and government agencies. We are the processing intermediary between the merchant and the card associations, debit networks and financial institutions.

Although card transactions may appear to be simple, a transaction requires a complex process involving various participants in a series of electronic connections. In addition to electronic transaction payment processors such as Global Payments, also known as merchant acquirers, participants in this process include card issuers, cardholders, merchants, card associations and card association members. Card issuers are financial institutions that issue credit and debit cards to approved applicants and are identifiable by their trade name typically imprinted on the issued cards.

An approved applicant for a credit or debit card from a card issuer is referred to as a cardholder, and may be any entity for which an issuer wishes to extend a line of credit, such as a consumer, corporation or government agency. The cardholder may use the card at any merchant location that meets the qualification standards of the relevant card association, such as MasterCard, Visa, other cards such as American Express, Diners Club and Discover, or debit networks such as NYCE, PULSE and STAR in the United States, Interac in Canada and the various debit networks in the Asia-Pacific region.

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

A card transaction begins when a cardholder presents a card for payment at a merchant location and the merchant swipes the card’s magnetic strip through a POS terminal card reader, which may be provided by Global Payments. Alternatively, card and transaction information may be captured and transmitted to our network through a POS device by one of a number of products that we offer directly or through a VAR. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed defined limits. The terminal electronically records sales draft information, such as the credit card identification number, transaction date and value of the goods or services purchased. Debit card payments differ slightly from traditional credit card transactions in that the cardholder is required to have sufficient funds available in a deposit account at the time of the transaction, or the debit card transaction will not be authorized. PIN-based or on-line debit transactions are sent through a debit network, while signature-based, off-line debit, or check card transactions are sent through card associations and require a signature at the time of purchase. Also, PIN-based or on-line debit transactions typically deduct the purchase amount from the cardholder’s deposit account within a day of the purchase, depending on the time of the purchase. Signature-based, off-line debit or check card transactions typically debit the cardholder’s deposit account two to three days after the purchase, although the funds are “held” with a memo posted to the cardholder’s bank account. A credit card transaction posts to a cardholder’s account, reducing the available credit limit in a similar manner.

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

In order to provide credit card transaction processing services, we must be designated as a certified processor by MasterCard and Visa, in addition to a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the Visa and MasterCard associations. A financial institution that is a member of the Visa and/or MasterCard card associations (the “Member”) must sponsor an electronic transaction payment processor such as Global Payments. We have four primary financial institution sponsors in the United States, Canada, and the Asia-Pacific region with whom we have sponsorship or depository and processing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. The member financial institutions of Visa and MasterCard, some of which are our competitors, set the standards with which we must comply.

Funds settlement refers to the process of transferring funds for sales and credits between cardholders and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the Member and card issuer to complete the link between merchants and card issuers.

In the United States and Canada, we use our network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants over the Federal Reserve’s Automated Clearing House system in the United States, or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In our United States portfolio and in most of our Canadian portfolio, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card associations. For certain of our Canadian and Asia-Pacific merchant accounts, the Member funds the merchants before the Member receives the net settlement funds from the card associations, creating a net settlement asset at the Member. In the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. The Member will continue to provide these services until we integrate the Asia-Pacific operations into our own operations, which we expect will be completed in various phases through 2010. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada.

Timing differences, interchange expenses, merchant reserves and exception items cause differences between the amount the Member receives from the card associations and the amount funded to the merchants. The standards of the card associations restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we follow a net settlement process whereby, if the Member’s funding obligation to the merchant precedes the incoming amount from the card associations, the amount of that net receivable position is advanced to the Member. Conversely, if the incoming amount from the card associations precedes the Member’s funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in a joint deposit account or in an account at the Member bank. Management believes that this practice is also commonly followed by other independent processors as the Members normally attempt to have a zero balance in their owned bank accounts at the end of each day. Each participant in the transaction process receives compensation for its services.

As an illustration, on a $100.00 credit card transaction, the card association may fund the Member $98.50 after retaining a hypothetical $1.50 referred to as an interchange fee or interchange expense. The card associations have published more than 250 different interchange expense rate arrangements. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder’s monthly credit card statement. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require us to advance to the Member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction, or discount, to cover the full amount of the interchange fee and our net revenue from the transaction. If our net revenue from the merchant in the above example was 0.5% of the credit card transaction value, we would bill the merchant $2.00 at the end of the month for the transaction, reimburse ourselves for approximately $1.50 in interchange fees advanced to the Member and retain $0.50 as our net revenue for the transaction. Our gross profit on the transaction reflects the net revenue less operating expenses, including the network and systems cost to process the transaction and commissions paid to our sales force or ISOs.

If it is determined that the merchant in the above transaction is to be placed on reserve or delay, then collateral is held to minimize contingent liabilities to us associated with charges properly reversed by cardholders, otherwise known as chargebacks. This contingent liability arises from our performance guarantee to the Member sponsor. The merchant funds are held as a cash deposit to minimize this risk of loss associated with the transactions processed. On behalf of the Member, we hold all or a portion of the deposit for the convenience of the Member. In this situation, the Member would net fund us $98.50, the same amount the Member received from the card association. This amount is comprised of the $100.00 that would have been funded by the Member to the merchant, less the same $1.50 for the interchange expense.

If a transaction we had processed previously through the Member is charged back by the cardholder through the card issuer, the Member is notified of the shortfall in the anticipated wire transfer. If the amount of the chargeback is $5.00, the Member would receive $93.50, net from the card association and be required to fund the merchant the same $100.00. Therefore, we would be required to advance $6.50 to the Member. This amount is comprised of $5.00 for the chargeback, plus the same $1.50 for the interchange expense.

In addition to the card processing services described above, we also process retrieval requests on behalf of merchants for issuing banks and provide chargeback resolution services, both of which relate to cardholders disputing an amount that has been charged to their card. We review the dispute and handle the related exchange of information and funds between the merchant and the card issuer if a charge is to be reversed. As a result of our financial institution sponsorship and the terms of our standard merchants’ agreement, our direct merchant services customers are liable for any charges properly reversed by the cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such reversed charges. We utilize a number of systems and procedures to manage merchant risk. Our risk management services include credit underwriting, credit scoring, fraud control, account processing and collections. In addition, we may require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability. Notwithstanding our risk management activities, we have historically experienced losses due to merchant defaults.

Check Services

Our check products offer merchant customers risk management alternatives, in the case of our verification and recovery offerings, or risk elimination, in the case of our guarantee offerings, by leveraging our internal and external databases of checkwriters to help decide whether the merchant should accept a check as the form of payment from a particular checkwriter. Our check services products are part of our domestic direct service offering.

Check guarantee services include comprehensive check verification and guarantee services designed for a merchant’s specific needs and risk adversity. This service offering guarantees payment of all checks that are electronically verified, primarily using POS check readers and our extensive databases, which allows merchants to expand their revenue base by applying less stringent requirements when accepting checks from consumers. If a verified check is dishonored, our check guarantee service generally provides the merchant with reimbursement of the check’s face value, and then we pursue collection of the check through our internal collection services. While we have the right to collect the full amount of the check from the checkwriter, we have historically recovered less than 100% of the guaranteed checks. To protect against this risk, we use verification databases that contain information on historical delinquent check writing activity. We derive revenue for these services primarily by charging the merchant a percentage of the face value of each guaranteed check.

Check verification and recovery services are similar to those provided in the check guarantee service, except that these services do not guarantee payment of the verified checks. Check verification services provide a low-cost loss-reduction solution for merchants wishing to measure a customer’s check worthiness quickly at the point of sale without incurring the additional expense of check guarantee services. We provide check recovery services for these customers upon their request. We derive revenues for these services primarily from the service fees collected from delinquent check writers, fees charged to merchants based on a transaction rate per verified check, and fees charged to merchants for specialized services, such as electronic re-deposits of dishonored checks.

In the specialized vertical market of gaming, our VIP LightSpeed proprietary software and VIP Preferred Advantage product provide the gaming industry with the tools necessary to establish revolving check cashing limits for the casinos’ customers. VIP Preferred offers both traditional and electronic check cashing options which eliminates the need for paper checks as part of the VIP LightSpeed suite of products. Further, our ATM Cash Advantage product allows the casinos’ customers to cash electronic checks at certain ATMs using a VIP Preferred Card to initiate the transaction. Lastly, our PlayerCash Advantage product, formerly referred to as Cash and Win, allows the casinos’ customers to complete credit and debit card cash advances by utilizing specialized kiosks to initiate the advances and then completing the transaction at the casino cage. Our gaming products allow fast access to cash with high limits so that gaming establishments can increase the flow of money to their gaming floors and reduce risk. We derive revenue from our gaming products primarily based on a percentage of the transaction value.

Indirect Merchant Services

Through our indirect merchant services business model, we market unbundled products and services primarily to financial institutions and a limited number of ISOs that in turn resell our products and services to merchants. The primary service offering in this business model is credit and debit card transaction processing. These products and services are identical with those offered under our direct merchant services business model. We primarily perform authorization, electronic draft capture and file transfer services for our indirect merchant services customers. In addition, we may perform merchant accounting and other back office services. The primary differences between indirect merchant services credit and debit card transaction processing and direct merchant services relate to funds settlement and financial institution sponsorship. Our indirect merchant services customers perform their own funds settlement and either have separate financial institution sponsorship or their own identification numbers, referred to as Bank Identification Number, or BIN, for Visa transactions and Interbank Card Association number, or ICA, for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Since we are not party to the financial institution sponsorship, we are not potentially liable for any charges properly reversed by the cardholder.

Our merchant accounting services provide information primarily for our indirect merchant services customers to monitor portfolio performance, control expenses, disseminate information and track profitability through the production and distribution of detailed statements summarizing electronic transaction payment processing activity. Our risk management services allow financial institutions to monitor credit and transaction risk, thereby enhancing the profitability of their merchant portfolios. Our risk management services include credit underwriting, credit scoring, fraud control, account processing and collections.

In Europe, we provide these indirect merchant services through our Global Payments Europe subsidiary. Consistent with the European payments processing environment, Global Payments Europe’s offerings also include terminal management services for ATM and POS terminals, as well as card issuing services. Our card issuing services in Europe include card database management and card personalization. We also provide credit scoring services to financial institutions in the Czech Republic, Slovakia and Russia.

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

Money Transfer Segment

Our money transfer segment provides consumer money transfer services. A majority of the revenue derived from our money transfer offering consists of our electronic money transfer services marketed under our DolEx brand to the growing population of first and second generation Latin Americans living in the United States. This consumer segment regularly transfers money to family and friends living in Latin America. Following the Europhil acquisition in December 2004, we expanded our money transfer origination locations to Europe and our settlement locations to Morocco, the Philippines, Romania, Poland and other new destinations in Latin America.

As of May 31, 2007, we operated 875 originating retail branch locations in the United States and 68 in Europe, and have settlement arrangements with more than 12,000 bank, exchange house, and retail locations worldwide. DolEx was founded in 1996, primarily by its current management team. The money transfer service offering is primarily driven by transaction levels and unit pricing. Our business strategy is to competitively price our services, provide a timely and quality service, diversify our services through our customer loyalty program and increase our physical presence through additional originating branch locations and expansion into other settlement countries. We believe this strategy will further expand our customer base and increase our market share.

In a typical money transfer transaction, a customer visits one of our originating branch locations and pays a fee based on the nature and amount of the transaction performed on the customer’s behalf. Where applicable, the customer is quoted a retail exchange rate when the money transfer transaction is requested. The customer will receive a receipt that includes the amount the beneficiary will receive, the retail exchange rate, money transfer fee, settlement location and total amount that was remitted to us. Our call center provides an additional service for recipients in Mexico by contacting the beneficiary to provide an identification number, the settlement location and the transfer amount to enable the recipient to claim the transferred funds once the transaction is completed at the originating branch location. We earn additional revenue based on the difference between the retail exchange rate that is quoted and the wholesale exchange rate when the currency is purchased, which is in much larger denominations than the individual customer’s transaction. On each business day, we estimate the amount of currency needed by our settlement locations, bid the wholesale exchange rates based on the amount needed and purchase currency at the best available rates.

Employees

As of May 31, 2007, we had 4,680 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction payment processing and money transfer. We believe that our current and future operations depend substantially on retaining our key technical employees.

Competition

Merchant Services Segment

Our primary competitors in the electronic transaction payment processing industry include other merchant acquirers, as well as major national and regional financial institution processors and ISOs, some of which are our customers. Certain of these companies are privately held, and the majority of those that are publicly held do not release the information necessary to quantify our relative competitive position precisely. As an independent merchant acquirer, our principal affiliation with financial institutions relates to the sponsorship that enables our access to the card associations and debit networks. We believe an independent merchant acquirer, such as Global Payments, will tend to be more of an advocate for the merchant customer, as there is no other relationship with a card issuing business or cardholder customer service, which is typical of a financial institution processor. Also, a financial institution processor’s sales channel is primarily based on customer referrals within the institution while an independent processor or ISO will tend to be focused on sales from all channels, including internally generated leads. Finally, a financial institution processor may not have the same executive focus on a merchant acquiring business, as the business is generally not core to the total revenues of the financial institution. We primarily differ from ISOs in that we have our own processing platform and financial institution sponsorship agreements.

Based on industry publications such as The Nilson Report, dated March 2007, we are a leading mid-market and small-market merchant acquirer in the United States. According to that report, one of our competitors, First Data Corporation and its affiliates, is the largest electronic transaction payment processor in the United States.

Our primary competitor in Canada is Moneris Solutions, which we believe has a larger share of the Canadian merchant acquiring market based on volume processed. Moneris Solutions is a joint venture between the Royal Bank of Canada and the Bank of Montreal.

In the Asia-Pacific region, our primary competition is from financial institutions that offer merchant acquiring services. In Europe, our primary competition is from financial institutions, other third party processors and from software providers that offer financial institutions the ability to process transactions in-house.

We service all industry segments and specialize in the direct merchant services, mid-market and small-market segments in the United States, large and mid-market segments in Canada and large and mid-market segments in the Asia-Pacific region. We define mid-market as a merchant with an average of $150,000 to $300,000 in annual Visa and/or MasterCard volume. Many of our ISO relationships provide merchant referrals in the small-market segment, with average annual Visa and/or MasterCard volumes below $150,000. National accounts or large-market merchants that we serve typically range between $3 million to $10 million in annual Visa and/or MasterCard volume, although we serve a limited number of merchants with more than $100 million in such volume and a select few merchants with more than $1 billion in such volume.

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

Money Transfer Segment

Our primary competitors in the money transfer industry are Western Union and MoneyGram, who are more diversified with a broader international reach than us. In addition, we face competition from a number of smaller money transfer operators who focus on money transfers from the United States to Latin America. Many of our competitors use agency agreements with third parties at the point of sale to collect funds and input transaction data. We generally use a fixed-cost, branch-owned model at the point of sale rather than a variable-cost, agent-based model. We believe this model enhances our growth strategy, as higher transaction levels may provide significant future leverage.

The most significant competitive factors relating to our money transfer offering include price, reliability, customer service, functionality, the breadth and effectiveness of our distribution channel and value-added features. These competitive factors will continue to change as new distribution channels and alternative payment solutions are developed by our competitors and us. Many money transfer operators, including us, are developing ancillary products and services such as stored value cards, check cashing and bill payments. Increasingly, card-based solutions are being introduced at the origination and settlement points, replacing the current cash-based solution. Our ability to effectively compete in the marketplace depends on our ability to adapt to these technological and competitive advancements. We believe our knowledge of the industry, our relative size and our branch-owned model give us an advantage over our competitors when adapting to these changes.

Industry Overview and Target Markets

Industry Overview

Payment processing service providers offer high-volume electronic transaction payment processing and support services directly to financial institutions, merchants, multinational corporations, government agencies and ISOs. Generally, the payment processing market in the United States and Canada continues to transition from traditional financial institution providers to independent merchant acquirers, such as Global Payments. We believe merchants seek more efficient distribution channels, as well as increased technological capabilities required for the rapid and efficient creation, processing, handling, storage, and retrieval of information.

In the European and Asia-Pacific regions, financial institutions remain the dominant provider of payment processing services to merchants, although the outsourcing of back-end processing services to third party service providers is becoming more prevalent. Throughout all markets, processing services have become increasingly complex, requiring significant capital commitments to develop, maintain and update the systems necessary to provide these advanced services at a competitive price.

We also provide electronic money transfer services to consumers in the United States and Europe who send money to Latin America, Morocco, the Philippines, Romania, Poland and other destinations. Unlike our major competitors in the Latin American corridor that operate an agent-based network, we generally utilize a branch-owned network strategy at the point of sale. We believe that this differentiation allows us to be more flexible and competitive when setting our prices and introducing new products and services.

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

In the Canadian market, Visa, MasterCard and Interac are planning to migrate to cards containing chip technology over the coming years. Chip technology provides the ability to process payment transactions securely by protecting the cardholder information in an encrypted and confidential manner. The chip is difficult to copy and has the additional capacity to be personalized by a card issuer, including the ability to be programmed with spending and usage limits, making it possible to authorize some transactions off-line. Chip technology can also help enable a variety of additional card features including applications such as loyalty, access control, rewards and public transit passes. We expect that it will take multiple years for all participants to implement the computer equipment and merchant terminals necessary to accept and process the chip card compliant transactions in the Canadian marketplace. We have developed a long-term plan to ensure our merchants will benefit from the migration to chip technology in the Canadian market. In addition, we have begun to deploy chip card-capable terminals in the Canadian market. Chip card technology is already prevalent in the European and Asia-Pacific markets.

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

The growth of retail credit card transactions, as well as the rapid growth in the utilization of debit cards, directly correlates with the historic growth of our business. According to The Nilson Report dated April 2007, worldwide annual general purpose card purchase volume increased 15% to $5.2 trillion in 2006. General purpose cards include the major card association brands such as American Express, Discover, Diners Club, JCB, MasterCard and Visa. In Canada, general purpose cards also include Interac debit cards.

The Nilson Report dated February 2007 estimates that more than $2.4 trillion of annual consumer spending was charged in 2006 using general purpose cards in the United States, a 13% increase from 2005. Based on figures reported in The Nilson Report dated April 2007, $336 billion (U.S.) of annual Canadian consumer spending uses general purpose cards as the form of payment, representing an increase of 11% over 2005. The Nilson Report dated May 2007 estimates that $1.4 trillion of annual consumer spending was charged in 2006 using general purpose cards in Europe, a 13% increase from 2005.

We process in ten countries and territories in the Asia-Pacific region. This market includes almost 40% of the world’s population and 70% of the total Asia-Pacific population according to the CIA World Factbook. The gross domestic product of the countries and territories in this market as a whole grew 13% per year on average between 2001 and 2005 according to the World Bank’s World Development Indicators database. We believe there are significant, long-term growth opportunities for payment processing in this market.

Equally as attractive has been the increase in the number of international immigrants, which the United Nations Population Division estimates has increased from 75 million in 1960 to 191 million at the end of 2005. In addition, the United Nations projected that migration from developing to industrial countries will average 2.3 million people per year between 2007 and 2050. The World Bank estimates that over $268 billion was remitted internationally worldwide in 2006 with a significant portion of the volume originating in the United States. In 2006, the Pew Hispanic Center estimated that approximately 12.6 million Latin American immigrants reside within the United States and regularly send money home. According to the Inter-American Development Bank, the expected value of electronic money transfer remittances to the Latin American market in 2006 was estimated to be almost $62.3 billion, of which $45 billion is estimated to be from the United States.

Strategy

In pursuing our business strategy, we seek to increase our penetration in existing markets, expand into new geographic regions, as represented by our acquisitions in the Asia-Pacific and European regions, and expand into new payment areas, as represented by our acquisitions of DolEx and Europhil in the electronic money transfer service industry. We believe that this strategy provides us with the greatest opportunity to expand our existing business, leverage our existing infrastructure, and maintain a consistent base of recurring revenues, thereby maximizing shareholder equity and acquisition returns on investment. We intend to accomplish this overall strategy as follows:

Existing offerings

In pursuing this business strategy, we intend to increase our penetration of existing markets and to further leverage our infrastructure. Our objectives to execute this strategy include the following:

•	expand our direct merchant services distribution channels, primarily our existing sales force, ISOs, VARs and other referral relationships;

•	provide the best possible customer service at levels that exceed our competitors by investing in technology, training and product enhancements;

•	grow our direct merchant services market share in the United States, Canada and Asia-Pacific region by concentrating on the small and mid-market merchant segments;

•	grow our indirect merchant services market share in Europe by concentrating on financial institutions with an existing or an emerging focus on merchant acquiring, card issuing, and credit scoring;

•	grow our money transfer customer base and market share by expanding our branch and settlement locations and offering competitive pricing;

•

provide the latest, secure and enhanced products and services by developing value-added applications, enhancing existing products and developing new systems and services to blend technology with our customer needs; and

•

focus on potential domestic and international acquisitions or investments and alliances with companies that have high growth potential and operate in profitable sectors of payments-related industries through compatible products and services, and development and distribution capabilities.

International markets

We intend to focus on further diversification in international markets with high payments industry growth, such as Latin America, Europe and the Asia-Pacific region. We may expand our direct merchant services, indirect merchant services and money transfer offerings into these markets, either organically or through acquisitions. We are evaluating these markets due to the following attractive characteristics:

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

We continue to make progress on our next generation technology processing platform. This platform is planned to be a new front-end operating environment for our merchant processing in the United States, Asia-Pacific, and Canada, and is intended to replace several legacy platforms that have higher cost structures. Aside from cost advantages, there are many other benefits to this new platform, such as increased speed to market of new products, ease of scalability, enhanced reporting options, hardware environment flexibility, and compliance with EMV and PCI standards. In addition, the platform is being designed as a potential integration platform for future acquisitions, which may help us achieve higher acquisition synergies in the future.

Maximize corporate returns

Finally, we believe we will maximize corporate returns by leveraging our core technology and operational capabilities and continue cost reduction initiatives to maximize shareholder equity and acquisition returns on investment. Currently, we have the following multi-year initiatives, among others, underway that we expect will facilitate this goal:

•	developing a new technology platform that will enable us to consolidate our front-end platforms in the United States and Canada;

•	migrating the Asia-Pacific back-end and front-end platforms away from HSBC and onto our own platforms;

•	continuing integration of Europhil’s operations into our existing DolEx operations;

•	continuing integration of Diginet’s operations into our existing Global Payments Europe operations;

•	pursuing price reductions from our vendor relationships; and

•	streamlining of management positions and operating functions.

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

The money transfer service offering also is subject to regulation by various agencies of the federal government that are charged with implementing and enforcing anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, collectively referred to as the BSA. The BSA, among other things, requires money transfer companies to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and to maintain transaction records. In addition, certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations.

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

In addition, the money transfer service offerings are subject to regulation in the settlement countries in which DolEx and Europhil offer their services. These regulations may include limitations on what types of entities may offer money transfer services, limitations on the amount of principal that can be moved into or out of a country, limitations on the number of money transfers that may be received by a customer, limitations on the exchange rates between foreign currencies, and regulations intended to help detect and prevent money laundering.

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

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the SEC. You may read and print materials that we have filed with the SEC from their website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments thereto can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor information section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing us using the address on the cover of this Form 10-K. You may also telephone our investor relations office directly at (770) 829-8234. We are not including the information on our website as a part of, or incorporating it by reference into, this report.

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

In order to provide our transaction processing services, we must be designated a certified processor by, and be a merchant service provider of, MasterCard and an independent sales organization of Visa. These designations are dependent upon our being sponsored by member clearing banks of both organizations and our continuing adherence to the standards of the Visa and MasterCard associations. There are a limited number of member clearing banks worldwide that are willing to sponsor certified processors, such as us, and attaining new sponsorship agreements is highly difficult. The member financial institutions of Visa and MasterCard, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards, our designation as a certified processor, a merchant service provider or as an independent sales organization could be suspended or terminated. The termination of any of these designations, the loss of any of our four primary sponsor banks, or any changes in the Visa and MasterCard rules that prevent our registration or otherwise limit our ability to provide transaction processing and marketing services for the Visa or MasterCard organizations would likely result in the loss of merchant customers and lead to a material reduction in our revenues and earnings.

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

We are exposed to foreign currency risks because of our significant card processing operations in Canada, the Czech Republic, and those in the Asia-Pacific region, as well as our significant electronic money transfer operations in the U.S. and Europe.

We have significant operations in Canada which are denominated in Canadian dollars. In addition, we have significant operations in the Asia-Pacific region, the Czech Republic and Spain. We are subject to the risk that currency exchange rates between these regions and the United States will fluctuate, potentially resulting in a loss of some of our revenue and earnings when such amounts are exchanged into U.S. dollars.

We also have significant money transfer operations in the U.S. and Europe which subject us to foreign currency exchange risks as our customers deposit funds in the local currencies of the originating countries where our branches are located, and we typically deliver funds denominated in the home country currencies to each of our settlement locations.

Some of our competitors are larger and have greater financial and operational resources than we do, which may give them an advantage in our market with respect to the pricing of our products and services offered to our customers, our ability to develop new technologies, and our ability to complete acquisitions.

We operate in the electronic payments and money transfer markets. Our primary competitors in these markets include other independent processors and electronic money transmitters, as well as certain major national and regional banks, financial institutions and independent sales organizations. Companies who are larger than we are have greater financial and operational resources than we have. This may allow them to offer better pricing terms to customers, which could result in a loss of our potential or current customers or could force us to lower our prices as well. Either of these actions could have a significant effect on our revenues and earnings. In addition, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies, including internet payment processing services that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we could demand for our offerings. Lastly, our competitors may be willing or able to pay more than us for acquisitions, which may cause us to lose certain acquisitions that we would otherwise desire to complete.

Our money transfer service offerings are dependent on financial institutions to provide such offerings.

Our money transfer service offerings involve transferring funds internationally and are dependent upon foreign and domestic financial institutions, including our competitors, to execute funds transfers and foreign currency transactions. Changes to existing regulations of financial institution operations, such as those designed to combat terrorism or money laundering, could require us to change our operational procedures in such a way that might increase our costs of doing business or could require us to terminate certain product offerings. In addition, as a result of existing regulations and/or changes to such regulations, financial institutions could decide to cease providing the services on which we depend entirely, requiring us to terminate certain product offerings in specifically impacted markets. In fact, several significant financial institutions have ceased providing such services as a result of existing regulations, which, in a particular instance, required us to rapidly switch to different financial institution providers of these services. In the future, if we are not able to purchase these services from significant regional or national financial institutions, this would likely result in a material reduction to our money transfer revenue and earnings.

We are subject to the business cycles and credit risk of our merchant customers.

A recessionary economic environment could affect our merchants through a higher rate of bankruptcy filings, resulting in lower revenues and earnings for us. Our merchants are liable for any charges properly reversed by the card issuer on behalf of the cardholder. In the event, however, that we are not able to collect such amounts from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such charges. Any risks associated with an unexpected recessionary economy that we could not mitigate may result in lower revenues and earnings for us. Although we believe our historical loss rates are within or below industry averages, we process billions of dollars in annual Visa and MasterCard volume that are subject to these risks.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues, earnings and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

The electronic payments and money transfer markets in which we compete include a wide range of products and services including electronic transaction payment processing, money transfer, transaction reporting and other customer support services. These markets are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of research and development projects including the development of a new front-end platform for electronic payments processing. These projects carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In the electronic payments and money transfer markets these risks are even more acute. Our markets are constantly experiencing rapid technological change. Any delay in the delivery of new products or services could render them less desirable to our customers, or possibly even obsolete. In addition, the products and services we deliver to the electronic payments and money transfer markets are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any performance issue that arises with a new product or service could result in significant processing or reporting errors. As a result of these factors, our research and development efforts could result in increased costs that could reduce our earnings, in addition to a loss of revenue and earnings if promised new products are not timely delivered to our customers or do not perform as anticipated.

Security breaches or system failures could harm our reputation and adversely affect future earnings.

We handle personal consumer data, such as names, credit and debit account numbers, checking account numbers and payment history records. We process that data and deliver our products and services by utilizing computer systems and telecommunications networks operated both by us and by third party service providers. Although plans and procedures are in place to protect this sensitive data and to prevent failure of, and to provide backup for, our systems, we cannot be certain that our measures will be successful. A security breach or other misuse of such data, or failures of key operating systems and their back-ups, could harm our reputation and deter customers from using our products and services, increase our operating expenses in order to correct the breaches or failures, expose us to unbudgeted or uninsured liability, increase our risk of regulatory scrutiny including the imposition of penalties and fines under state, federal and foreign laws, and adversely affect our continued Visa and MasterCard certification and financial institution sponsorship.

Reduced levels of consumer spending can adversely affect our revenues and earnings.

Significant portions of our revenue and earnings are derived from fees from processing consumer credit card and debit card transactions and consumer electronic money transfer transactions. Any recession or economic downturn in the United States or any other country where we do business could negatively impact consumer spending and adversely affect our revenues and earnings.

Changes in state, federal and foreign laws and regulations affecting the electronic money transfer industry might make it more difficult for our customers to initiate money transfers, which would adversely affect our revenues and earnings.

If state, federal or foreign authorities adopt new regulations or raise enforcement levels on existing regulations that make it more difficult for our customers to initiate, or their beneficiaries to receive, electronic money transfers, then our revenues and earnings may be negatively affected. This particular topic has been widely debated in the United States at both the state and federal levels, with a currently unclear outcome. Any regulation or enforcement practices that are more restrictive than historical levels that relate to Latin American immigrants, including those who are not legal residents of the United States, could adversely impact our electronic money transfer revenue and earnings.

Changes in immigration patterns can adversely affect our revenues and earnings from electronic money transfers.

Our electronic money transfer business primarily focuses on customers who immigrate to the United States from Latin American countries in order to find higher paying jobs and then send a portion of their earnings to family members in Latin America. In addition, our electronic money transfer business also focuses on customers who immigrate to Belgium, the United Kingdom, and Spain from Latin American countries, Morocco, the Philippines, Romania, Poland and other countries. Any changes in these immigration patterns for any reason, including government policies or enforcement, may negatively affect the number of immigrants in Belgium, the United Kingdom, the United States, Spain and any new countries in which we expand our money transfer service offering in the future, which may reduce our customer base and our corresponding revenues and earnings.

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

Increases in credit card association fees may result in the loss of customers or a reduction in our earnings.

From time to time, Visa and MasterCard increase the fees (interchange and assessment fees) that they charge processors such as us. We could attempt to pass these increases along to our merchant customers, but this might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along such increased fees to our merchant customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

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

The integration of our acquired operations, or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies of operating both businesses as one are not achieved, a loss of strategic opportunities if management is distracted by the integration process, and a loss of customers if our service levels drop during or following the integration process.

The integration of these businesses with ours presents several challenges, including the fact that they may be based in the regions where we do not currently have operations. If the integration process does not proceed smoothly, the following factors could reduce our revenues and earnings, increase our operating costs, and/or result in a loss of projected synergies:

•

we could lose employees to our competitors in the region, which could significantly affect our ability to operate the business and complete the integration, if we are unable to successfully integrate the benefits plans, duties and responsibilities, and other factors of interest to the management and employees of the acquired business;

•

we could lose customers to our competitors, which would reduce our revenues and earnings, if the integration process causes any delays with the delivery of our services, or the quality of those services; and

•

the acquisition and the related integration could divert the attention of our management from other strategic matters including possible acquisitions and alliances and planning for new product development or expansion into new electronic payments markets.

Continued consolidation in the banking and retail industries could adversely affect our growth.

As banks continue to consolidate, our ability to offer our services through indirect channels successfully will depend in part on whether the institutions that survive are willing to outsource their credit and debit card processing to third party vendors and whether those institutions have pre-existing relationships with any of our competitors. Larger banks and larger merchants with greater transaction volumes may demand lower fees which could result in lower revenues and earnings for us.

Loss of strategic industries could reduce revenues and earnings.

Although our merchant acquiring portfolio is well diversified and neither one economic sector nor any customer concentration represents a significant portion of our business, a decrease in strategic industries could cause us to lose significant revenues and earnings.

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

We are dependent upon the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing transaction processing and money transfer industries, and the selected markets in which we offer our services. It is possible that the loss of the services of one or a combination of our key personnel would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage, and retain additional qualified management and technical personnel as we grow. We cannot guarantee that we will continue to attract or retain such personnel.

We may become subject to additional United States, state or foreign taxes that cannot be passed through to our merchant services or money transfer customers, in which case our earnings could be adversely affected.

Payment processing companies like us may be subject to taxation by various jurisdictions on our net income or certain portions of our fees charged to customers for our services. Application of these taxes is an emerging issue in our industry and the taxing authorities have not yet all adopted uniform regulations on this topic. If we are required to pay such taxes and are not able to pass the tax expense through to our merchant customers, our costs will increase, reducing our earnings.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Further, this assessment may be complicated by any acquisitions we may complete. During the first fiscal quarter of 2007, we completed the purchase of a fifty-six percent ownership interest in the merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. In conjunction with this acquisition, we entered into a transition services agreement with HSBC that may be terminated at any time. Under this agreement, we expect HSBC will continue to perform payment processing operations and related support services until we integrate these functions into our own operations. Until we can integrate the acquisition’s financial reporting function into our own, we will rely on HSBC to provide financial data, such as revenue billed to merchants, to assist us with compiling our accounting records. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC’s internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the accuracy of the financial data being provided by HSBC.

While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our stock price.

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

We may not be able to or we may decide not to pay dividends or repurchase shares at a level anticipated by shareholders on our common stock, which could reduce shareholder returns.

The payment of dividends and repurchase of shares are at the discretion of our Board of Directors and will be subject to our financial results, our working capital requirements, the availability of acquisitions and other business opportunities, the availability of surplus funds, interest rate levels, our stock price levels and restrictions under financing agreements. No assurance can be given that we will be able to or will choose to pay any dividends or repurchase any shares in the foreseeable future.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The following summarizes the type of facilities we use to operate our business as of May 31, 2007:

Type of Facility	Leased	Owned
Facilities in the United States:
Multi-Purpose (Operations, Sales, Administrative)	2	—
Operations/Customer Support	24	—
Sales and money transfer retail branches	921	2

	947	2

International Facilities:
Multi-Purpose (Operations, Sales, Administrative)	8	3
Operations/Customer Support	12	1
Sales and money transfer retail branches	75	4

	95	8

Total	1,042	10

Our principal facilities in the United States are located in Atlanta, Georgia; Owings Mills, Maryland; Arlington, Texas; Niles, Illinois and St. Louis, Missouri. Our principal international facilities are located in Toronto, Canada; Prague, Czech Republic; the Hong Kong Special Administrative Region; Mexico City, Mexico; Monterrey, Mexico and Madrid, Spain. The majority of our sales facilities are money transfer originating retail branches.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during our fourth quarter ended May 31, 2007.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol “GPN.” The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2007 and 2006. We expect to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2007
First Quarter	$49.84	$36.48	$0.02
Second Quarter	46.15	37.31	0.02
Third Quarter	49.13	37.38	0.02
Fourth Quarter	41.43	30.00	0.02

Fiscal 2006
First Quarter [1]	$35.76	$30.58	$0.02
Second Quarter [1]	44.74	32.29	0.02
Third Quarter	52.75	42.50	0.02
Fourth Quarter	54.78	44.19	0.02

[1]	Stock prices and dividends per share restated to reflect two-for-one stock split effected in the form of a stock dividend distributed October 28, 2005.

The number of shareholders of record of our common stock as of July 18, 2007 was 2,481.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Sale of Unregistered Securities

We have not issued any unregistered securities during our fiscal year ended May 31, 2007.

Stock Performance Graph

The following line-graph presentation compares our cumulative shareholder returns with the Standard & Poor’s Information Technology Index and the Standard & Poor’s 500 Stock Index for the past five years. The line graph assumes the investment of $100 in our common stock, the Standard & Poor’s Information Technology Index, and the Standard & Poor’s 500 Stock Index on May 31, 2002 and assumes reinvestment of all dividends.

	Global Payments	S&P 500	S&P Information Technology
May 31, 2002	$100.00	$100.00	$100.00
May 31, 2003	94.20	91.94	94.48
May 31, 2004	129.77	108.79	115.24
May 31, 2005	193.30	117.75	116.29
May 31, 2006	260.35	127.92	117.14
May 31, 2007	224.24	157.08	144.11

Issuer Purchases of Equity Securities

On April 5, 2007, our Board of Directors authorized repurchases of our common stock in an amount up to $100 million. The Board has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization. No amounts have been repurchased during the fiscal year ended May 31, 2007.

ITEM 6—SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” included elsewhere in this annual report. The income statement data for each of the three fiscal years ended May 31, 2007, and the balance sheet data as of May 31, 2007 and 2006 are derived from the audited consolidated financial statements included elsewhere in this annual report. The income statement data for each of the two fiscal years ended May 31, 2004 and the balance sheet data as of May 31, 2005 and 2004 were derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2005. The balance sheet data as of May 31, 2003 was derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2004.

	For Years Ended May 31, (in thousands, except per share data)

	2007	2006	2005	2004	2003
Income statement data:
Revenue	$1,061,523	$908,056	$784,331	$629,320	$516,084
Operating income (1)	218,089	201,088	160,101	112,901	93,265
Net income	142,985	125,524	92,896	62,443	53,300

Per share data: (2)
Basic earnings per share	$1.78	$1.59	$1.20	$0.83	$0.72
Diluted earnings per share	1.75	1.53	1.16	0.80	0.70
Dividends per share	0.08	0.08	0.08	0.08	0.08

Balance sheet data:
Total assets	$1,200,629	$1,018,678	$853,505	$862,774	$534,400
Line of credit	—	—	50,000	122,000	—
Line of credit with CIBC	—	—	8,606	83,109	33,900
Obligations under capital leases	—	746	2,441	3,251	4,707
Total shareholders’ equity	957,776	770,223	578,350	449,422	366,426

(1)	Includes restructuring and other charges of $3,088, $1,878, $3,726, $9,648 and $1,257 in fiscal 2007, 2006, 2005, 2004 and 2003, respectively. See Note 9 of the notes to consolidated financial statements for a more detailed discussion of fiscal 2007, 2006 and 2005 restructuring and other charges.
(2)	Fiscal 2003 and 2004 per share amounts restated to reflect two-for one stock split effected in the form of a stock dividend distributed October 28, 2005.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                  RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in “Item 1A—Risk Factors” of this report. See also “Cautionary Notice Regarding Forward-Looking Statements” located above “Item 1—Business.”

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

We market our products and services throughout the United States, Canada, Europe and the Asia-Pacific region. We operate in two business segments, merchant services and money transfer, and we offer various products through these segments. Our merchant services segment targets customers in many vertical industries including financial institutions, government, professional services, restaurants, universities, utilities, gaming, retail and health care. Our money transfer segment primarily targets immigrants in the United States and Europe. See Note 10 in the notes to consolidated financial statements for additional segment information.

Our offerings in the merchant services segment provide merchants, independent sales organizations, or ISOs, and financial institutions with credit and debit card transaction processing, as well as check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. We also offer sales, installation, and servicing of ATM and point of sale, or POS, terminals and selected card issuing services, which are components of indirect merchant services, through Global Payments Europe, s.r.o., formerly known as MUZO, which is our subsidiary based in the Czech Republic. Our direct merchant services are marketed in the United States, Canada, and throughout the Asia-Pacific region, while our indirect merchant services are marketed in the United States, Canada, and Europe.

Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Our money transfer segment provides money transfer services. A majority of the revenue derived from our money transfer offering consists of our electronic money transfer services marketed under our DolEx brand to the growing population of first and second generation Latin Americans living in the United States. This consumer segment regularly transfers money to family and friends living in Latin America. Following the Europhil acquisition in December 2004, we expanded our money transfer origination locations into Europe and our settlement locations to Morocco, the Philippines, Romania, Poland and other new destinations.

Our products and services are marketed through a variety of distinct sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions.

Executive Overview

In the year ended May 31, 2007, or fiscal 2007, revenue increased 17% to $1,061.5 million from $908.1 million in the year ended May 31, 2006, or fiscal 2006. This revenue growth was primarily due to our domestic direct and new Asia-Pacific merchant services channels. Consolidated operating income was $218.1 million for fiscal 2007, compared to $201.1 million for fiscal 2006, which resulted in a decrease in operating margin to 20.5% for fiscal 2007 from 22.1% for fiscal 2006. Net income increased $17.5 million, or 14%, to $143.0 million in fiscal 2007 from $125.5 million in the prior year, resulting in a $0.22 increase in diluted earnings per share to $1.75 in fiscal 2007 from $1.53 in fiscal 2006.

Merchant services segment revenue increased $140.6 million or 18% to $929.1 million in fiscal 2007 from $788.5 million in fiscal 2006, and money transfer segment revenue increased $12.8 million or 11% to $132.4 million in fiscal 2007 from $119.6 million in fiscal 2006. Merchant services segment operating income increased 16% to $259.7 million in fiscal 2007 from $224.2 million in fiscal 2006, with operating margins of 27.9% and 28.4% for fiscal 2007 and 2006, respectively. Money transfer segment operating income decreased 23% to $14.5 million in fiscal 2007 from $18.7 million in fiscal 2006, with operating margins of 10.9% and 15.7% for fiscal years 2007 and 2006, respectively.

The consolidated operating income and earnings per share amounts reflect restructuring and other charges of $3.1 million and $1.9 million in fiscal 2007 and fiscal 2006, respectively. Restructuring and other charges represented 0.3% and 0.2% of revenue in fiscal 2007 and 2006, respectively. These charges primarily relate to employee termination benefits, fixed asset abandonment and facility closure costs due to facility consolidations and the elimination of redundant activities. Please see Note 9 in the notes to consolidated financial statements for more information.

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

In March 2007, we also decided to consolidate an operations facility in Denver, Colorado into our Niles, Illinois operations facility, which we believe will improve the efficiency of our check service offering. This consolidation, which resulted in staff reduction and facility closure costs, was completed during the fourth quarter of fiscal 2007.

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

Cost of service consists primarily of the following costs: operational-related personnel, including those who monitor our transaction processing systems and settlement; assessment fees paid to card associations; transaction processing systems, including third-party services such as the costs of settlement channels for money transfer services; transition services paid to HSBC in the Asia-Pacific market; network telecommunications capability, depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses.

Sales, general and administrative expenses consists primarily of salaries, wages and related expenses paid to sales personnel, non-revenue producing customer support functions and administrative employees and management, commissions to independent contractors and ISOs, advertising costs, other selling expenses, share-based compensation expenses and occupancy of leased space directly related to these functions.

Other income and expense consists primarily of interest income and interest expense.

Results of Operations

Fiscal Year Ended May 31, 2007 Compared to Fiscal Year Ended May 31, 2006

The following table shows key selected financial data for the fiscal years ended May 31, 2007 and 2006, this data as a percentage of total revenue, and the changes between fiscal years in dollars and as a percentage of fiscal 2006.

	2007	% of Revenue (1)	2006	% of Revenue (1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
Domestic direct	$558,026	53%	$481,273	53%	$76,753	16%
Canada	224,570	21	208,126	23	16,444	8
Asia-Pacific	48,449	5	—	—	48,449	—
Central and Eastern Europe	51,224	5	47,114	5	4,110	9
Domestic indirect and other	46,873	4	51,987	6	(5,114)	(10)

Merchant services	929,142	88	788,500	87	140,642	18

Domestic	115,416	11	109,067	12	6,349	6
Europe	16,965	2	10,489	1	6,476	62

Money transfer	132,381	12	119,556	13	12,825	11

Total revenues	$1,061,523	100%	$908,056	100%	$153,467	17%

Consolidated operating expenses:
Cost of service	$414,837	39.1%	$358,020	39.4%	$56,817	16%
Sales, general and administrative	425,509	40.1	347,070	38.2	78,439	23
Restructuring and other	3,088	0.3	1,878	0.2	1,210	64

Operating income	$218,089	20.5%	$201,088	22.1%	$17,001	8%

Operating income for segments:
Merchant services	$259,670		$224,221		$35,449	16%
Money transfer	14,476		18,741		(4,265)	(23)
Corporate	(52,969)		(39,996)		(12,973)	(32)
Restructuring and other	(3,088)		(1,878)		(1,210)	(64)

Operating income	$218,089		$201,088		$17,001	8%

Operating margin for segments:
Merchant services segment	27.9%		28.4%		(0.5)%
Money transfer segment	10.9%		15.7%		(4.8)%

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

In fiscal 2007, revenue increased 17% to $1,061.5 million from $908.1 million for fiscal 2006. We attribute this revenue growth primarily to our domestic direct and new Asia-Pacific merchant services channels. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable growth through acquisitions, pursue enhanced products and services for our customers, and leverage our existing business model. We expect our fiscal 2008 consolidated revenue to range from $1,168 million to $1,220 million, reflecting growth of 10% to 15% over fiscal 2007.

Merchant Services Segment

Revenue from our merchant services segment for fiscal 2007 increased by $140.6 million or 18% to $929.1 million from $788.5 million for fiscal 2006.

We have continued to grow our domestic direct merchant services channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For fiscal 2007, our credit and debit card processed transactions grew 25% and our revenue grew 16% for this channel compared to the prior year. The difference between our transaction growth and revenue growth is primarily a result of a mid single digit percentage decline compared to the prior year in our domestic direct credit card average dollar value of transaction, or average ticket, due to a shift toward smaller merchants added through our ISOs. Our average discount revenue per dollar value volume, or spread, was constant compared to the prior year and, therefore, did not impact the difference between our transaction growth and revenue growth. Our spread was favorably impacted by the shift towards smaller merchants added through our ISOs. Smaller merchants tend to have lower average tickets and higher spreads than larger merchants. This favorable impact on spread was offset by pricing compression relating to merchants added through our direct sales force. Aside from the decline in average ticket described above, the remaining difference between our transaction growth and revenue growth is due to our domestic direct revenue that is not based on the amount of transactions or average ticket described above. This type of revenue includes service fees, equipment fees and check-related services. The total of this revenue grew at a lesser rate than our credit and debit card transaction growth. For fiscal year 2008, we expect annual revenue growth in the low teen to high teen percentage range for this channel.

For fiscal 2007, our Canadian direct credit and debit card processed transactions grew 4%, with overall Canadian revenue growth of 8% compared to the prior year. Our Canadian transaction growth was largely offset by mid single digit percentage declines in our average credit card spread, compared to the prior year. Our revenue growth for fiscal 2007 was primarily due to a favorable Canadian currency exchange rate and card association incentive revenue relating to various programs being implemented in the Canadian market. These card association incentives are not recurring in nature. For fiscal 2008, we expect annual revenue growth in the high single digit to low double digit percentage range for our Canadian channel.

Our Asia-Pacific merchant services revenue for fiscal 2007 was $48.4 million. We completed the purchase of our ownership in HSBC’s merchant acquiring business on July 24, 2006, and began operating in this channel at that time. For fiscal 2008, we expect to achieve Asia-Pacific merchant services revenue growth of 30% to 40% compared to fiscal 2007. We expect to realize this growth through enhancing our Asia-Pacific direct sales force, in addition to the benefit of growth in the industry and the impact of reporting a full year of results in fiscal 2008 compared to a partial year in fiscal 2007.

Our Central and Eastern European merchant services revenue for fiscal 2007 increased 9% compared to the prior year period, largely due to a favorable Czech currency exchange rate, the impact of our Diginet acquisition and growth in credit and debit card processed transactions of 15%. These factors were partially offset by the impact of price reductions granted on contract renewals. The deconversion process of the large customer that announced its intention to deconvert prior to the completion of our MUZO acquisition was substantially completed during fiscal 2007. We expect annual fiscal 2008 revenue growth for this channel in the mid single digit to low double digit percentage range.

We experienced continued and expected declines in our domestic indirect and other channel, with a 4% year-over-year decline in credit and debit card transactions processed and a 10% decline in revenue for fiscal 2007. We attribute these revenue declines to the industry consolidation of financial institutions and competitive pricing pressures. For fiscal 2008, we expect an annual revenue decline in the low single digit to high single digit percentage range for this channel.

Money Transfer Segment

For fiscal 2007, our domestic money transfer channel transactions grew 18% and revenue grew 6%, compared to fiscal 2006. The growth in transactions was driven primarily by same store sales growth and an increasing domestic branch footprint resulting in 875 domestic branches as of May 31, 2007, compared to 835 domestic branch locations as of May 31, 2006. The difference between our transaction growth and our revenue growth is due to lower pricing compared to the prior year, which is consistent with our strategy of price leadership. During fiscal 2007, we experienced a highly competitive pricing environment. We believe that fewer immigrants may be coming to the United States due to increased immigration legislation and enforcement and an improving Mexican economy, which may be contributing to this environment. Our fiscal 2007 revenue was also negatively impacted by one of our landlords entering the money transfer business and competing with us. As a result, we exited those locations, opened new locations nearby, and responded to aggressive price competition from this landlord to pursue the existing customer base.

In Europe, we ended fiscal 2007 with 68 branch locations, compared to 40 locations as of May 31, 2006. For fiscal 2007, our European money transfer revenue grew 62%, with transaction growth of 73%. This growth is largely due to new branch locations compared to the prior year.

For fiscal 2008, we expect annual revenue growth in the mid single digit to low double digit percentage range for our money transfer segment. We will continue to focus on expanding our domestic and European branch network and to operate as a low-cost provider of money transfer services targeted to immigrant consumers. For the long term, we will also focus on new product opportunities as part of our strategic objective to provide a host of financial services to our customers.

Consolidated Operating Expenses

Cost of service increased 16% to $414.8 million for fiscal 2007 compared to $358.0 million in fiscal 2006. As a percentage of revenue, cost of service decreased to 39.1% of revenue for fiscal 2007 from 39.4% in fiscal 2006.

In fiscal 2007, the decline in cost of service as a percentage of revenue is partially related to our revenue growth and the related economies of scale benefits. In addition, this decline is related to several cost factors, including savings from exiting our shared service agreement with our former parent company and a decline in year-over-year operating costs from our domestic and Canadian customer service and back-office centers, including our Dallas facility that we closed in November 2005. In addition, as described in Note 1 in the notes to consolidated financial statements, during the quarter ended August 31, 2005, we recognized an impairment loss of $2.2 million in connection with the MUZO trademark, which is included in cost of service in the accompanying consolidated statement of income for fiscal 2006.

Sales, general and administrative expenses increased by $78.4 million or 23% to $425.5 million for fiscal 2007 from $347.1 million for fiscal 2006. As a percentage of revenue, these expenses increased to 40.1% for fiscal 2007 compared to 38.2% for fiscal 2006.

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

In addition, sales, general and administrative expenses increased for fiscal 2007 compared to fiscal 2006 as a result of our adoption, using the modified prospective method, of Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment, or FAS 123R, on June 1, 2006. For additional information concerning our adoption of FAS 123R and our share-based awards and options, you should refer to Notes 1 and 8 in the notes to consolidated financial statements. The total share-based compensation cost that has been included in sales, general and administrative expenses for our share-based awards and option plans was $15.2 million for fiscal 2007. The total share-based compensation cost that has been included in sales, general and administrative expenses for our share-based awards and option plans was $2.8 million for fiscal 2006. During fiscal 2007, we recognized $12.4 million in incremental employee stock option expense as a result of FAS 123R.

Operating Income and Operating Margin for Segments

For the purpose of discussing segment operations, management refers to operating income as calculated by subtracting segment direct expenses from segment revenue. Overhead and shared expenses, including share-based compensation costs, are not allocated to the segments’ operations; they are reported in the caption “Corporate.” Similarly, references to operating margin regarding segment operations mean segment operating income divided by segment revenue.

Merchant Services Segment

Operating income in the merchant services segment increased 16% to $259.7 million for fiscal 2007 compared to $224.2 million for fiscal 2006. This change resulted in an operating margin of 27.9% for fiscal 2007, compared to 28.4% for fiscal 2006. Our operating margin decreased for fiscal 2007 primarily due to the increases in ISO commission payments and the addition of, and our investment in, our new Asia-Pacific channel, offset by merchant services revenue growth and the cost of service savings discussed above. We are expecting fiscal 2008 total merchant services operating income margin in the 25.5% to 25.9% range. The anticipated decline in this margin compared to fiscal 2007 is primarily due to strong expected growth in our ISO channel, which generally has a dilutive effect on our operating margin, as discussed above.

Money Transfer Segment

Operating income in the money transfer segment decreased 23% to $14.5 million for fiscal 2007 compared to $18.7 million for fiscal 2006. This decrease resulted in an operating margin of 10.9% for fiscal 2007, compared to 15.7% for fiscal 2006. This operating margin decline was primarily due to the increased price competition discussed above and our use of a fixed-cost, branch-owned model at the point of sale. We are expecting fiscal 2008 total money transfer operating income margin in the low double digit percentage range.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, Board of Directors’ fees, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. For fiscal 2007, corporate also includes expenses associated with our share-based compensation. Our corporate costs increased 32% to $53.0 million for fiscal 2007 compared to $40.0 million for fiscal 2006. These increases are primarily due to share-based compensation costs related to our implementation of FAS 123R, as described above. For fiscal 2008, we expect corporate expenses to grow in the low single digit to mid single digit percentage range.

Restructuring and Other Charges

During the fourth quarter of fiscal 2007, we committed to plans to close two locations and consolidate their functions into existing locations, which is consistent with our strategy to leverage infrastructure and consolidate operations. These restructuring plans will require staff reduction and facility closure costs and are expected to be completed during our second quarter of fiscal 2008. We recorded restructuring and other charges of $3.1 million in fiscal 2007, and we expect to incur approximately $1.7 million in such charges during fiscal 2008. In fiscal 2006, we incurred $1.9 million in restructuring charges in connection with our 2005 restructuring plans.

Consolidated Operating Income

Consolidated operating income increased $17.0 million or 8% to $218.1 million for fiscal 2007 compared to $201.1 million for fiscal 2006. This change resulted in an operating margin of 20.5% for fiscal 2007 compared to 22.1% for fiscal 2006. We expect fiscal 2008 total company operating income margin of between 19.1% and 19.5%, excluding the impact of restructuring and other charges relating to our facility consolidation programs as discussed above.

Consolidated Other Income/Expense, Net

Interest and other income increased $7.8 million to $8.2 million for fiscal 2007 compared to $0.4 million for fiscal 2006. This improvement is largely due to higher interest income due to higher cash balances and investment rates. During fiscal 2008, we expect approximately $12 million to $15 million in income from the net of our interest and other income and interest and other expense.

Provision for Income Taxes

In fiscal 2007, our tax rate, reflected as the provision for income taxes divided by income before income tax and minority interest, decreased to 32.4% from 33.5% in fiscal 2006. The changes in our effective tax rate are due to tax planning initiatives and the impact of international growth. We anticipate our fiscal 2008 effective tax rate will be between 32% and 33%. See Note 7 in the notes to consolidated financial statements for additional information.

Minority Interest, Net of Tax

Minority interest, net of tax increased $1.4 million to $9.9 million for fiscal 2007 compared to $8.5 million for fiscal 2006. This increase is due to our new HSBC merchant acquiring acquisition in the Asia-Pacific region. For fiscal 2008, we expect $9 million to $12 million in minority interest, net of tax.

Net Income and Diluted Earnings Per Share

Net income increased $17.5 million or 14% to $143.0 million for fiscal 2007 from $125.5 million for fiscal 2006. This increase resulted in a $0.22 increase in diluted earnings per share to $1.75 for fiscal 2007 compared to $1.53 for fiscal 2006. We expect diluted earnings per share to range from $1.85 to $1.94 for fiscal 2008, excluding the anticipated restructuring and other charges discussed above. Lastly, we expect approximately 82 million in average diluted shares outstanding for fiscal 2008, although this amount may be impacted by potential share repurchase activity.

New Accounting Pronouncements

Effective June 1, 2006, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment (“FAS 123R”). FAS 123R amends FAS 123 to require adoption of the fair-value method of accounting for employee stock options. Prior to adoption, we accounted for employee stock options at their intrinsic value, which generally did not result in the recognition of expense in the consolidated financial statements. We have elected to adopt FAS 123R using the modified prospective method of adoption as defined in FAS 123R, which requires us to expense the fair value of the unvested portion of stock options granted prior to the adoption date over the options’ remaining vesting periods and to expense the fair value of stock options granted subsequent to the adoption date over the options’ full vesting periods. We have elected to recognize expense related to the fair value of stock options granted subsequent to the adoption date on a straight-line basis. The fair value of options granted prior to the adoption date had been amortized on an accelerated basis.

Effective June 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We currently estimate that our liability for uncertain tax positions, which totals $3 million at May 31, 2007 under FAS 109 and FAS 5, will be between $4 million and $6 million as calculated under the measurement provisions of FIN 48. The cumulative effect of adopting FIN 48 is expected to be an increase in liabilities of between $1 million to $3 million with an equal, offsetting decrease to beginning retained earnings at June 1, 2007. FIN 48 will become effective for us on June 1, 2007.

Fiscal Year Ended May 31, 2006 Compared to Fiscal Year Ended May 31, 2005

The following table shows key selected financial data for the fiscal years ended May 31, 2006 and 2005, this data as a percentage of total revenue, and the changes between fiscal years in dollars and as a percentage of fiscal 2005.

	2006	% of Revenue (1)	2005	% of Revenue (1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
Domestic direct	$481,273	53%	$410,047	52%	$71,226	17%
Canada	208,126	23	175,190	22	32,936	19
Central and Eastern Europe	47,114	5	40,598	5	6,516	16
Domestic indirect and other	51,987	6	62,033	8	(10,046)	(16)

Merchant services	788,500	87	687,868	88	100,632	15

Domestic	109,067	12	91,448	12	17,619	19
Europe	10,489	1	5,015	1	5,474	109

Money transfer	119,556	13	96,463	12	23,093	24

Total revenues	$908,056	100%	$784,331	100%	$123,725	16%

Consolidated operating expenses:
Cost of service	$358,020	39.4%	$337,272	43.0%	$20,748	6%
Sales, general and administrative	347,070	38.2	283,232	36.1	63,838	23
Restructuring and other	1,878	0.2	3,726	0.5	(1,848)	(50)

Operating income	$201,088	22.1%	$160,101	20.4%	$40,987	26%

Operating income for segments:
Merchant services	$224,221		$183,970		$40,251	22%
Money transfer	18,741		16,604		2,137	13
Corporate	(39,996)		(36,747)		(3,249)	(9)
Restructuring and other	(1,878)		(3,726)		1,848	50

Operating income	$201,088		$160,101		$40,987	26%

Operating margin for segments:
Merchant services segment	28.4%		26.7%		1.7%
Money transfer segment	15.7%		17.2%		(1.5)%

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

Merchant Services Segment

For fiscal 2006, our credit and debit card processed transactions grew 18% and our revenue grew 17% for our domestic direct merchant services channel. This growth was largely due to success with our ISOs.

For fiscal 2006, our Canadian direct credit and debit card processed transactions grew 2%, with overall Canadian revenue growth of 19%. This improvement in revenue was partially a result of strategic pricing initiatives implemented during the fiscal quarters ended August 31, 2005 and February 28, 2005, in addition to the benefit from no longer processing under our low margin, high-risk Air Canada contract. Our Canadian revenue was also favorably impacted by a stronger year-over-year Canadian currency exchange rate.

Our Central and Eastern European merchant services revenue for the full year fiscal 2006 increased 16%, largely due to growth in credit and debit card processed transactions of 22%. Our revenue growth for this channel, however, slowed during the second half of fiscal 2006, primarily due to the impact of customer attrition, price reductions granted on contract renewals and an unfavorable year-over-year Czech currency exchange rate.

We experienced continued and expected declines in our domestic indirect and other channel, with a 12% year-over-year decline in credit and debit card transactions processed and a 16% decline in revenue. We attribute these declines to the industry consolidation of financial institutions and competitive pricing pressures.

Money Transfer Segment

For the full fiscal year 2006, our domestic money transfer channel transactions grew 29%, with revenue growth of 19%. This expansion was driven primarily by strong same store sales growth and an increasing domestic branch footprint resulting in a total of 835 domestic branches as of the end of the fiscal year. In Europe, we completed the fiscal year with 40 branch locations and experienced an improved organic revenue growth rate during the three months ended May 31, 2006. For fiscal 2006, our European money transfer revenue grew 109%, primarily since our Europhil acquisition did not annualize until December 2005.

Consolidated Operating Expenses

Cost of service decreased to 39.4% of revenue for fiscal 2006, compared to 43.0% for fiscal 2005. This decline is partially related to our revenue growth and the related economies of scale benefits. In addition, this decline is related to several cost factors: savings on telecommunications expenses resulting from vendor re-negotiations; savings from exiting our shared service agreement with our former parent company; a $2.6 million decrease in our merchant card operating losses which came about primarily as a result of improved risk management technology tools, improved collection efforts, and other operational improvements, particularly related to our Canadian merchants; a $4.7 million decrease in depreciation and amortization of property and equipment due to the timing of fully-depreciated computer hardware and Canadian merchant terminals; and a decline in operating costs from our customer service centers in the United States, including our closed Dallas facility. These cost reductions were partially offset by increases in our check guarantee and gaming losses of $4.9 million resulting primarily from growth in the channel and the unfavorable impact of Hurricane Katrina on our collection efforts and claims. Finally, as described in Note 1 in the notes to consolidated financial statements, during our first fiscal quarter ended August 31, 2005, we recognized an impairment loss of $2.2 million in connection with the MUZO trademark.

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

Sales, general and administrative expenses increased to 38.2% of revenue for fiscal 2006, compared to 36.1% for fiscal 2005 and also increased 23% to $347.1 million for fiscal 2006 compared to $283.2 million for fiscal 2005. These increases are primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel, partially offset by vendor rate reductions and other cost containment initiatives. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. The ISO commission model differs from our other sales channels where the commissions are primarily paid for a twelve-month period.

We completed our fiscal 2005 restructuring plans on November 30, 2005. These charges are discussed in Note 9 in the notes to consolidated financial statements.

Operating Income and Operating Margin for Segments

For the purpose of discussing segment operations, management refers to operating income as calculated by subtracting segment direct expenses from segment revenue. Overhead and shared expenses are not allocated to the segments’ operations; they are reported in the caption “Corporate.” Similarly, references to operating margin regarding segment operations mean segment operating income divided by segment revenue.

Merchant Services Segment

The 22% growth in our merchant services segment operating income for fiscal 2006 was driven primarily by the revenue increases discussed above and the improvement in operating margin to 28.4% in fiscal 2006 from 26.7% in fiscal 2005 for the segment. This operating margin improvement is a product of the merchant services revenue growth and cost of service savings discussed above, partially offset by the dilutive effect on operating margin of the growth of our ISO channel, also as discussed above.

Money Transfer Segment

The 13% growth in our money transfer segment operating income for fiscal 2006 was the result of the revenue increases discussed above, partially offset by the decline in operating margin to 15.7% in fiscal 2006 from 17.2% in fiscal 2005 for the segment. This operating margin decline was primarily a result of our Europhil acquisition. Due to the fixed-cost nature of our money transfer model and the relatively small size of our European presence, the Europhil branch network negatively impacted the overall money transfer operating margin by approximately 300 basis points during fiscal 2006.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, Board of Directors fees, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Our corporate costs declined as a percentage of total company revenue during fiscal 2006 compared to fiscal 2005. The 9% growth in our corporate costs for fiscal 2006 was primarily due to the impact of our revenue growth and recent acquisitions, in addition to increased spending on Sarbanes-Oxley compliance and other accounting and audit-related efforts.

Restructuring and Other Charges

During the fourth quarter of fiscal 2005, we committed to plans to close a location and consolidate its and other functions into existing locations, which is consistent with our strategy to leverage infrastructure and consolidate operations. These restructuring plans required associated management and staff reductions and required contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. We recorded restructuring charges of $0.8 million in fiscal 2005 and incurred approximately $1.9 million in fiscal 2006 in connection with these plans. The fiscal 2005 charge was partially offset by a $0.4 million reduction to expenses arising from the favorable resolution of certain restructuring items related to the fiscal 2003 restructuring plans. In addition, during fiscal 2005 we recognized other charges of $3.3 million in connection with the termination of an executive officer, including $2.7 million related to acceleration of options, under his employment agreement.

Consolidated Operating Income

The 26% growth in our consolidated operating income for fiscal 2006 was driven primarily by the revenue increases discussed above and the improvement in consolidated operating margin to 22.1%. This operating margin improvement was primarily due to the factors discussed above.

Consolidated Other Income/Expense, Net

The improvement in other income/expense, net to a slight income position was due to increased interest income resulting from higher accumulated cash balances, higher interest income investment rates, and reduced borrowings on our lines of credit during fiscal 2006. These favorable items were partially offset by increased interest expense related to our relationship with National Bank of Canada.

Net Income

The increase in net income resulted in a $0.37 increase in diluted earnings per share to $1.53 for fiscal 2006 from $1.16 in fiscal 2005. In fiscal 2006, our tax rate, reflected as the provision for income taxes divided by income before income tax and minority interest, decreased to 33.5% from 34.7% in fiscal 2005.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At May 31, 2007, we had cash and cash equivalents totaling $308.9 million. As of May 31, 2007, our cash and cash equivalents included $112.2 million related to Merchant reserves. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card associations. See Cash and cash equivalents under Note 1 in the notes to consolidated financial statements for additional details.

Net cash provided by operating activities decreased to $191.1 million in fiscal 2007 from $234.8 million in fiscal 2006. The decrease in cash flow provided by operations was primarily due to unfavorable changes in working capital of $69.7 million, partially offset by an increase in net income. This working capital change was primarily due to the change in net settlement processing assets and obligations of $45.1 million and the change in income taxes payable of $25.6 million, partially offset by an increase in accounts receivable of $4.2 million. The change in income taxes payable is attributed to the timing and amount of estimated tax payments this year compared to last year.

The change in net settlement processing assets and obligations relates to timing differences, primarily relating to the merchant reserves held as collateral, and certain changes in settlement processing transactions in Canada. During fiscal 2006, we migrated a large portion of our Canadian Visa merchant portfolio away from same day value, which served to lower our settlement processing assets and caused a one-time cash inflow. “Same day value” is the practice of giving merchants value for credit card transactions on the date of the applicable sale even though we receive the corresponding settlement funds from Visa Canada/International at a later date. See Settlement processing assets and obligations under Note 1 in the notes to consolidated financial statements for additional details.

Net cash used in investing activities increased to $116.6 million in fiscal 2007 from $30.0 million in fiscal 2006 primarily due to the increase in business acquisition activities in fiscal 2007. Business acquisition activity in fiscal 2007 required $81.3 million for the HSBC merchant acquiring acquisition, the Diginet acquisition, and the acquisition of money transfer branches. Business acquisition activity in fiscal 2006 required $4.9 million, relating to the acquisition of money transfer branches.

Capital expenditures increased to $35.4 million in fiscal 2007 from $25.0 million in fiscal 2006. These expenditures primarily relate to software and infrastructure, including our planned consolidation of our two domestic platforms to a single platform. We completed the relocation of our data center from our former parent’s facility to our own facility during fiscal 2006. The capital expenditures for fiscal 2007 also included DolEx branch expansion and Canadian merchant terminal spending. For fiscal 2008, we expect capital expenditures of $40 million to $50 million. This expected growth over fiscal 2007 is primarily due to increased merchant terminal spending in Canada and in the Asia-Pacific region.

In fiscal 2007, $10.9 million, net was provided by financing activities compared to $54.3 million, net used in financing activities in fiscal 2006. The decrease in cash used in financing activities was primarily due to no repayments on our Canadian and domestic credit facilities in fiscal 2007, as we had no borrowings as of May 31, 2007 and 2006.

We believe that our current level of cash and borrowing capacity under our committed lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of May 31, 2007, we do not have any material capital commitments, other than commitments under capital and operating leases, and planned expansions—see “Commitments and Contractual Obligations” below for more details.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our current cash flow strategy is to pay off debt, if any, to make planned capital investments in our business, to pursue acquisitions that meet our growth strategies, to pay dividends at the discretion of our Board of Directors, to repurchase our stock at the discretion of our Board of Directors, and to invest excess cash in high-quality, short-term marketable securities.

Credit Facilities

On November 16, 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2007. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of May 31, 2007, we had no borrowings outstanding on our U.S. Credit Facility. As of May 31, 2006, we had no borrowings on our former U.S. credit facility, which we terminated on November 16, 2006 in conjunction with our entry into the U.S. Credit Facility.

On November 16, 2006, we entered into an amendment to our credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is an uncommitted facility which consists of a line of credit of $25 million Canadian dollars, or $23 million United States dollars based on the May 31, 2007 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars during the peak holiday season and does not have a fixed term. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2007. As of both May 31, 2007 and May 31, 2006, we had no borrowings outstanding on our Canadian Credit Facility.

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

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of May 31, 2007:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)
Operating leases (Note 12)	$68,081	$20,398	$29,474	$12,313	$5,896

Note:	This table excludes other obligations that we may have, such as employee benefit plan obligations, and other current and long–term liabilities reflected in our consolidated balance sheets. We do not have any material purchase commitments as of May 31, 2007.

We believe that cash flows from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business and the satisfaction of these obligations and commitments.

Critical Accounting Estimates

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. In many instances, however, we reasonably could have used different accounting estimates and, in other instances, changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.” The critical accounting estimates that we discuss below are those that we believe are most important to an understanding of our consolidated financial statements.

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with Note 1 of the notes to consolidated financial statements and the risk factors contained in “Item 1A—Risk Factors” of this annual report.

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

We account for our potential liability relating to merchant losses as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on an assumed percentage of our United States and Canadian direct merchant credit card and off-line debit card sales volumes processed, or processed volume. For the years ended May 31, 2007, 2006, and 2005, our processed volume was $100.1 billion, $86.4 billion, and $75.8 billion, respectively. For these same periods, we recorded provisions for merchant losses of $3.1 million, $2.7 million, and $5.3 million, respectively. As a percentage of processed volume, these charges were 0.0031%, 0.0032%, and 0.0070%, respectively, during the above periods. This percentage has trended downward over the above periods, primarily due to processed volume growth, increasingly effective risk management efforts and a higher mix of processed volume from merchants referred to us by our ISOs. In many instances, our ISOs are responsible for absorbing merchant losses that we would have otherwise incurred. For these same years, we experienced actual losses of $3.3 million, $3.3 million, and $5.3 million, respectively. Since actual losses were similar to the merchant loss provisions provided above, we believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our provision for merchant losses as a percentage of processed volume for the year ended May 31, 2007 would have resulted in a decrease or increase in net income of $0.2 million. Further, if our provision for merchant losses as a percentage of processed volume for our fiscal 2007 had equaled our provision for merchant losses as a percentage of processed volume of 0.0032% for the same prior year period, our net income would have decreased by $0.1 million. As of May 31, 2007 and 2006, $2.8 million and $3.1 million, respectively, has been recorded for guarantees associated with merchant card processing and is included in settlement processing obligations in the accompanying consolidated balance sheets.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks.

Our check guarantee loss reserve is also comprised of known losses and a projection of future losses based on an assumed percentage of the face value of our guaranteed checks. For the years ended May 31, 2007, 2006, and 2005, we guaranteed total check face values of $2.6 billion, $2.5 billion, and $2.1 billion, respectively. For those same periods, we recorded provisions for check guarantee losses of $18.2 million, $17.9 million, and $13.0 million, respectively. As a percentage of the total guaranteed check face value, these charges were 0.70%, 0.71%, and 0.63%, respectively, during the years mentioned above. For these same years, we experienced actual losses of $18.8 million, $16.1 million, and $13.3 million, respectively. Since actual losses were similar to the check guarantee loss provisions provided above, we believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our percentage assumption for the year ended

May 31, 2007 would have resulted in a decrease or increase in net income of $1.2 million. Further, if our guarantee loss as a percentage of guarantee volume for our fiscal 2007 had equaled our guarantee loss as a percentage of guarantee volume of 0.71% for the same prior year period, our net income would have decreased by $0.2 million. As of May 31, 2007 and 2006, we had a check guarantee reserve of $5.1 million and $5.8 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets.

We derive our projected loss rate assumptions primarily based on a rolling twelve-month analysis of historic loss activity. These assumptions, however, bear the risk of change, which may occur as a result of several qualitative factors. For merchant losses, these factors include: a change in the creditworthiness of our merchant customers; a change in the levels of credit card fraud affecting our merchant customers; and a change in the effectiveness of our internal credit, risk management, and collection departments. For check guarantee losses, these factors include a change in the levels of dishonored consumer checks presented to our guarantee service merchant customers and a change in the effectiveness of our internal check guarantee procedures, customer acceptance and retention policies, or collection protocols. Application of our percentage assumptions involve uncertainty regarding changes in any of the factors above, especially those that are outside of our control, such as the financial health of the United States and Canadian economies at a regional or national level and the related impact on our customers. Our loss rate assumptions have not changed materially for the years ended May 31, 2007, 2006, and 2005, and we expect that they will either remain constant or modestly fluctuate in the future, depending on changes in the above factors.

Goodwill and long-lived asset valuations

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, property and equipment, and other intangible assets may warrant revision or may not be recoverable. Goodwill and other indefinite-life intangible assets are evaluated for impairment annually by applying a fair value based test. Property and equipment and finite-lived intangible assets are evaluated for impairment when facts and circumstances indicate the carrying value of such assets may exceed their fair values. When factors indicate that these assets should be evaluated for possible impairment, we assess the potential impairment of their carrying values by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition.

We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2007 and determined that no impairment charges were required as of that date.

Other intangible assets primarily represent customer-related intangible assets, such as customer lists and merchant contracts, non-compete agreements, and trademarks associated with acquisitions. Customer-related intangible assets, non-compete agreements, and certain trademarks are amortized over their estimated useful lives of up to 30 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for revenues, expenses, and customer attrition associated with the assets. The useful lives of non-compete agreements are equal to the terms of the agreements. The useful lives of amortizable trademarks are based on our plans to phase out the trademarks in the applicable markets. We have determined that the trademarks other than the amortizable trademarks have indefinite lives and, therefore, are not being amortized.

For all periods through November 30, 2006, the straight-line method of amortization was employed for all customer-related intangible assets. On December 1, 2006, we adopted the accelerated method of amortization described below which is applied over the respective periods of expected cash flows for our then significant customer-related intangible assets. These particular assets reflected 90% of the carrying value of our total customer-related intangible assets as of November 30, 2006. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business.

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

The other assets in the accompanying consolidated balance sheets include software rights purchased in September 2001 for $5 million. These rights would allow us to perform certain processing and software support activities that are currently performed on our behalf by a third party. We expect this software code to be the foundation for a project planned to perform these services internally. This plan is still in the initial feasibility and design phase as of May 31, 2007. If, in the future, we were to decide to abandon our plans to perform these activities ourselves, the value of this asset may be substantially impaired. While we believe that the rights may have a resale value, the maximum potential impairment could equal the carrying value. In our opinion, the carrying values of long-lived assets, including goodwill, property and equipment, and other intangible assets, are not impaired at May 31, 2007 and May 31, 2006.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Euros and the various currencies of the Asia-Pacific region, Canada, Central and Eastern Europe, and Latin America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the twelve months ended May 31, 2007, foreign currency exposures increased our revenues by $13.3 million over the comparable period in the prior year. For the twelve months ended May 31, 2007, foreign currency exposures increased our net income by $3.6 million over the comparable period in the prior year, calculated by applying our consolidated effective income tax rate before minority interest for the appropriate period. A 10% change in average foreign currency rates against the U.S. dollar during the twelve months ended May 31, 2007 would have increased or decreased our revenues and net income by $33.3 million and $9.3 million, respectively.

Interest Rate Risk

We have a credit facility with Canadian Imperial Bank of Commerce for up to $25 million Canadian dollars to cover the pre-funding of Canadian merchants. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin. Our $350 million U.S. revolving line of credit has a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position. Accordingly, we are exposed to the impact of interest rate fluctuations. As of May 31, 2007 we had no borrowings outstanding on our facilities.

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

ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Global Payments Inc.:

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (“the Company”) as of May 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment, on June 1, 2006, based on the modified prospective application transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

July 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Global Payments Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Global Payments Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the business alliance with The Hongkong and Shanghai Banking Corporation Limited, or HSBC, which was acquired on July 24, 2006, and whose financial statements constitute less than 5% percent of revenues and operating income of the consolidated financial statement amounts for the year ended May 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at HSBC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2007 of the Company and our report dated July 30, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-based Payment on June 1, 2006.

/s/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

July 30, 2007

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended May 31,
	2007	2006	2005
Revenues	$1,061,523	$908,056	$784,331

Operating expenses:
Cost of service	414,837	358,020	337,272
Sales, general and administrative	425,509	347,070	283,232
Restructuring and other	3,088	1,878	3,726

	843,434	706,968	624,230

Operating income	218,089	201,088	160,101

Other income (expense):
Interest and other income	16,706	7,576	2,194
Interest and other expense	(8,464)	(7,144)	(8,378)

	8,242	432	(6,184)

Income before income taxes and minority interest	226,331	201,520	153,917
Provision for income taxes	(73,436)	(67,522)	(53,351)
Minority interest, net of tax	(9,910)	(8,474)	(7,670)

Net income	$142,985	$125,524	$92,896

Basic earnings per share	$1.78	$1.59	$1.20

Diluted earnings per share	$1.75	$1.53	$1.16

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 31, 2007	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$308,872	$218,475
Accounts receivable, net of allowances for doubtful accounts of $451 and $620, respectively	76,168	67,476
Claims receivable, net of allowances for losses of $5,139 and $5,776, respectively	2,187	903
Settlement processing assets	32,853	39,671
Inventory, net of obsolescence reserves of $639 and $530, respectively	3,435	3,300
Income tax receivable	1,457	—
Deferred income taxes	5,216	3,622
Prepaid expenses and other current assets	14,241	14,959

Total current assets	444,429	348,406

Property and equipment	118,495	107,977
Goodwill	451,244	387,280
Other intangible assets	175,620	167,182
Other	10,841	7,833

Total assets	$1,200,629	$1,018,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Payables to money transfer beneficiaries	$6,589	$6,361
Accounts payable and accrued liabilities	115,671	99,383
Settlement processing obligations	20,617	37,942
Income taxes payable	—	5,223
Obligations under capital leases	—	746

Total current liabilities	142,877	149,655

Deferred income taxes	70,768	68,791
Other long-term liabilities	14,275	17,013

Total liabilities	227,920	235,459

Commitments and contingencies (See Note 12)
Minority interest in equity of subsidiaries	14,933	12,996
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 80,877,651 and 79,813,851 shares issued and outstanding at May 31, 2007 and May 31, 2006, respectively	—	—
Paid-in capital	430,166	389,366
Retained earnings	466,417	329,874
Deferred compensation	—	(1,853)
Accumulated other comprehensive income	61,193	52,836

Total shareholders’ equity	957,776	770,223

Total liabilities and shareholders’ equity	$1,200,629	$1,018,678

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$142,985	$125,524	$92,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,929	25,634	30,287
Provision for operating losses and bad debts	21,477	21,280	18,641
Share-based compensation expense	15,154	2,847	3,537
Amortization of acquired intangibles	14,436	14,855	15,019
Minority interest in earnings	9,214	8,474	7,739
Restructuring and other charges, non-cash	1,145	—	2,730
Deferred income taxes	(2,211)	777	9,002
Other, net	1,807	4,521	2,419
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(8,579)	(12,815)	(7,494)
Claims receivable	(19,444)	(17,861)	(13,204)
Settlement processing assets and obligations, net	(13,937)	31,198	58,550
Inventory	(167)	(520)	209
Prepaid expenses and other assets	(2,428)	(415)	(4,157)
Accounts payable and accrued liabilities	11,505	11,039	3,241
Payables to money transfer beneficiaries	228	667	1,988
Income taxes payable	(5,982)	19,568	8,156

Net cash provided by operating activities	191,132	234,773	229,559

Cash flows from investing activities:
Capital expenditures	(35,374)	(25,038)	(34,305)
Business acquisitions, net of cash acquired	(81,261)	(4,917)	(30,773)

Net cash used in investing activities	(116,635)	(29,955)	(65,078)

Cash flows from financing activities:
Net payments on lines of credit	—	(58,606)	(146,503)
Principal payments under capital lease arrangements	(746)	(3,042)	(11,208)
Proceeds from stock issued under employee stock plans	19,332	23,922	21,225
Tax benefit from exercise of stock options	7,495	—	—
Distributions to minority interests, net	(8,753)	(10,212)	(9,662)
Dividends paid	(6,442)	(6,336)	(6,205)

Net cash provided by (used in) financing activities	10,886	(54,274)	(152,353)

Effect of exchange rate changes on cash	5,014	18,952	2,379

Increase in cash and cash equivalents	90,397	169,496	14,507
Cash and cash equivalents, beginning of year	218,475	48,979	34,472

Cash and cash equivalents, end of year	$308,872	$218,475	$48,979

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Paid-in Capital	Retained Earnings	Deferred Compensation	Currency Translation Adjustments	Minimum Pension Liability	Total Shareholders’ Equity
Balance at May 31, 2004	76,136	$314,353	$123,995	$(3,484)	$15,344	$(786)	$449,422

Comprehensive income
Net income			92,896				92,896
Foreign currency translation adjustment, net of tax of $4,859					8,472		8,472
Minimum pension liability adjustment, net of tax of $(708)						(1,235)	(1,235)

Total comprehensive income							100,133

Stock issued under employee stock plans	2,064	25,570		152			25,722
Tax benefit from exercise of stock options		7,508					7,508
Dividends paid ($0.08 per share)			(6,205)				(6,205)
Amortization of deferred compensation				1,770			1,770

Balance at May 31, 2005	78,200	347,431	210,686	(1,562)	23,816	(2,021)	578,350

Comprehensive income
Net income			125,524				125,524
Foreign currency translation adjustment, net of tax of $11,912					30,036		30,036
Minimum pension liability adjustment, net of tax of $410						1,005	1,005

Total comprehensive income							156,565

Stock issued under employee stock plans	1,614	27,060		(1,868)			25,192
Tax benefit from exercise of stock options		14,875					14,875
Dividends paid ($0.08 per share)			(6,336)				(6,336)
Amortization of deferred compensation				1,577			1,577

Balance at May 31, 2006	79,814	389,366	329,874	(1,853)	53,852	(1,016)	770,223

Adjustment for the adoption of FAS 123R		(1,853)		1,853			—
Comprehensive income
Net income			142,985				142,985
Foreign currency translation adjustment, net of tax of $4,637					8,288		8,288
Minimum pension liability adjustment, net of tax of $91						162	162
Adjustment for the adoption of FAS 158, net of tax of $(52)						(93)	(93)

Total comprehensive income							151,342

Stock issued under employee stock plans	1,064	19,332					19,332
Tax benefit from exercise of stock options		8,139					8,139
Share-based compensation expense		15,182					15,182
Dividends paid ($0.08 per share)			(6,442)				(6,442)

Balance at May 31, 2007	80,878	$430,166	$466,417	$—	$62,140	$(947)	$957,776

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation—Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have provided transaction processing services since 1967. Our fiscal year ends on May 31, thus we refer to the years ended May 31, 2007, 2006 and 2005 as fiscal years 2007, 2006, and 2005, respectively.

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

Revenue recognition—

Merchant Services Segment

Our merchant services segment primarily includes processing solutions for credit cards, debit cards, and check-related services. This revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card issuing banks. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, independent sales organizations, or ISOs, and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge other processing fees unrelated to the number of transactions or the transaction value.

Money Transfer Segment

Money transfer revenue is earned on fees charged to customers based on the nature and amount of the transaction performed on the customers’ behalf and is recognized at the time of funds transfer. We also earn money transfer revenue on the difference between the retail exchange rate quoted at the time when the money transfer transaction is requested and the wholesale exchange rate at the time when the currency is purchased. This revenue is recognized when the money transfer transaction is processed through the settlement system and the funds are available to the beneficiary, as this is the point in time when the amount of revenue is determinable.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

related to reserve funds collected from our merchants that serve as collateral (“Merchant reserves”) to minimize contingent liabilities associated with charges properly reversed by a cardholder. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card associations. As of May 31, 2007 and 2006, our cash and cash equivalents included $112.2 million and $113.7 million, respectively, related to Merchant reserves.

Inventory—Inventory, which includes electronic point of sale terminals, automated teller machines, and related peripheral equipment, is stated at the lower of cost or market. Cost is determined by using the average cost method.

Settlement processing assets and obligations—In order to provide credit card transaction processing services, we must be designated as a certified processor by MasterCard and Visa, in addition to a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the Visa and MasterCard associations. A financial institution that is a member of the Visa and/or MasterCard card associations (the “Member”) must sponsor an electronic transaction payment processor such as Global Payments. We have four primary financial institution sponsors in the United States, Canada, and the Asia-Pacific region with whom we have sponsorship or depository and processing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. The member financial institutions of Visa and MasterCard, some of which are our competitors, set the standards with which we must comply.

Funds settlement refers to the process of transferring funds for sales and credits between cardholders and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the Member and card issuer to complete the link between merchants and card issuers.

In the United States and Canada, we use our network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants over the Federal Reserve’s Automated Clearing House system in the United States, or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In our United States portfolio and in most of our Canadian portfolio, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card associations. For certain of our Canadian and Asia-Pacific merchant accounts, the Member funds the merchants before the Member receives the net settlement funds from the card associations, creating a net settlement asset at the Member. In the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. The Member will continue to provide these services until we integrate the Asia-Pacific operations into our own operations, which we expect will be completed in various phases through 2010. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada.

Timing differences, interchange expenses, Merchant reserves and exception items cause differences between the amount the Member receives from the card associations and the amount funded to the merchants. The standards of the card associations restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we follow a net settlement process whereby, if the Member’s funding obligation to the merchant precedes the incoming amount from the card associations, the amount of that net receivable position is advanced to the Member. Conversely, if the incoming amount from the card associations precedes the Member’s funding

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in a joint deposit account or in an account at the Member bank. Management believes that this practice is also commonly followed by other independent processors as the Members normally attempt to have a zero balance in their owned bank accounts at the end of each day. Each participant in the transaction process receives compensation for its services.

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding, and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. As of May 31, 2007 and 2006, our settlement processing assets related to our processing for direct merchants in Canada, while our settlement processing obligations primarily related to our processing for direct merchants in the United States. Our reserve for operating losses and reserve for sales allowance relate to our “direct” merchant services business model. A summary of these amounts as of May 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$54,279	$51,030
Receivable from Members	(1,590)	6,201
Exception items	469	669
Merchant reserves	(20,305)	(18,229)

Total	$32,853	$39,671

Settlement processing obligations:
Interchange reimbursement	$111,618	$97,916
Liability to Members	(38,986)	(39,448)
Exception items	1,776	2,413
Merchant reserves	(91,921)	(95,504)
Fair value of guarantees of customer chargebacks	(2,776)	(3,061)
Reserves for sales allowances	(328)	(258)

Total	$(20,617)	$(37,942)

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

As of May 31, 2007 and 2006, $2.8 million and $3.1 million, respectively, has been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the years ended May 31, 2007, 2006, and 2005, we recorded such items in the amounts of $3.1 million, $2.7 million, and $5.3 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of May 31, 2007 and 2006, we have a check guarantee loss reserve of $5.1 million and $5.8 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. Expenses of $18.2 million, $17.9 million, and $13.0 million were recorded for the years ended May 31, 2007, 2006 and 2005, respectively, for these losses and are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Goodwill and other intangible assets—We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2007 and determined that no impairment charges were required as of that date.

Other intangible assets primarily represent customer-related intangible assets, such as customer lists and merchant contracts, non-compete agreements, and trademarks associated with acquisitions. Customer-related

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

intangible assets, non-compete agreements, and certain trademarks are amortized over their estimated useful lives of up to 30 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of non-compete agreements are equal to the terms of the agreements. The useful lives of amortizable trademarks are based on our plans to phase out the trademarks in the applicable markets. We have determined that the trademarks other than the amortizable trademarks have indefinite lives and, therefore, are not being amortized.

For all periods through November 30, 2006, the straight-line method of amortization was employed for all customer-related intangible assets. On December 1, 2006, we adopted the accelerated method of amortization described below which is applied over the respective periods of expected cash flows for our then significant customer-related intangible assets. These particular assets reflected 90% of the carrying value of our total customer-related intangible assets as of November 30, 2006. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business.

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

During the three months ended August 31, 2005, we approved a plan to implement the Global Payments tradename and trademark in Europe in lieu of the MUZO trademark. The MUZO trademark had previously been treated as an indefinite-life intangible asset. An impairment loss of $2.2 million was recognized in connection with this plan regarding the MUZO trademark and is included in cost of service in the accompanying consolidated statement of income for fiscal year 2006.

Impairment of long-lived assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at May 31, 2007 and 2006.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. We calculate our effective tax rate by dividing the provision for income taxes by income before income tax and minority interest. These rates were 32.4%, 33.5%, and 34.7% for the years ended May 31, 2007, 2006, and 2005, respectively. Our effective tax rates as applied to income before income taxes, including the effect of minority interest, were 34.1%, 35.0%, and 36.5% for these same periods, respectively. Refer to Note 7 for additional information on our deferred income tax items and effective tax rates.

Fair value of financial instruments—We consider that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate fair value given the short-term nature of these items.

Derivative instruments and hedging activities—We account for derivatives and hedging activities in accordance with Statement of Financial Accounting Standard No. 133: Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and Statement No. 149: Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). FAS 133 requires that a company recognize derivatives as assets or liabilities on its balance sheet, and also requires that the gain or loss related to the effective portion of derivatives designated as cash flow hedges be recorded as a component of other comprehensive income. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. We have not used any derivative instruments for any period presented.

Foreign currencies—We have foreign subsidiaries operating in Belgium, Bosnia and Herzegovina, Canada, the Czech Republic, Mexico, Russia, Spain, the United Kingdom, and the Asia-Pacific region that includes ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. The local currencies of these subsidiaries are the functional currencies, except for the subsidiary in Mexico whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the years ended May 31, 2007, 2006, and 2005 such transaction gains or losses were not significant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for the year ending May 31, 2007 excludes 0.6 million of incremental shares. These shares were excluded since they have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. The diluted share base excludes immaterial amounts of incremental shares for the years

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

ended May 31, 2006 and 2005. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share for any period presented.

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$142,985	$125,524	$92,896
Basic weighted average shares outstanding	80,229	78,874	77,116
Earnings per share	1.78	$1.59	$1.20

Diluted EPS:
Net income available to common shareholders	$142,985	$125,524	$92,896
Basic weighted average shares outstanding	80,229	78,874	77,116
Plus: dilutive effect of stock options and restricted stock awards	1,593	3,275	2,644

Diluted weighted average shares outstanding	81,822	82,149	79,760

Earnings per share	$1.75	$1.53	$1.16

Share repurchase program—On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be retired but will be available for future issuance. No amounts have been repurchased during the fiscal year ended May 31, 2007.

Stock awards and options—Effective June 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment (“FAS 123R”). FAS 123R amended FAS 123, and its related interpretations. We elected to adopt the modified prospective method described in FAS 123R which specifies that compensation expense for options granted prior to the effective date be recognized in the consolidated statements of income over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized in the consolidated statements of income over the vesting period of those options. In addition, in accordance with our use of the modified prospective method, prior period amounts have not been restated. Prior to our adoption of FAS 123R, we accounted for options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. We continue to use the Black-Scholes valuation model to calculate the fair value of share-based awards. Refer to Note 8 for additional discussion regarding details of our share-based employee compensation plans and the adoption of FAS 123R.

New accounting pronouncements—In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). This statement requires us to recognize the funded status of our pension and postretirement plans as an asset or liability in the balance sheet. The statement also requires us to recognize changes in the funded status in the year in which the changes occur through comprehensive income. As required, we adopted the provisions of FAS 158 as of May 31, 2007 which decreased other assets by $145 thousand, decreased deferred income tax liability by $52 thousand and decreased accumulated other comprehensive income by $93 thousand. The adoption of FAS 158 had no effect on our consolidated statement of operations for the fiscal year ended May 31, 2007, or for

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

any prior period presented, and it will not affect our operating results in future periods. Refer to Note 6 for additional discussion regarding details of our defined benefit pension plans and the adoption of FAS 158.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We currently estimate that our liability for uncertain tax positions, which totals $3 million at May 31, 2007 under FAS 109 and FAS 5, will be between $4 million and $6 million as calculated under the measurement provisions of FIN 48. The cumulative effect of adopting FIN 48 is expected to be an increase in liabilities of between $1 million to $3 million with an equal, offsetting decrease to beginning retained earnings at June 1, 2007. FIN 48 will become effective for us on June 1, 2007.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits us to choose to measure many financial instruments and certain other items at fair value. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on June 1, 2008.

NOTE 2—BUSINESS ACQUISITIONS

In the years ended May 31, 2007, 2006 and 2005, we acquired the following businesses:

Business	Date Acquired	Percentage Ownership
Fiscal 2007
HSBC Asia-Pacific merchant acquiring business	July 24, 2006	56%
Diginet d.o.o.	November 14, 2006	100%
Money transfer branch locations	Various	100%

Fiscal 2006
Costamar money transfer branch locations	Various	100%

Fiscal 2005
Cash & Win	June 30, 2004	100%
Europhil	December 21, 2004	100%

These acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results are included in our consolidated statements of income from the date of the acquisition.

Fiscal 2007

On July 24, 2006, we completed the purchase of a fifty-six percent ownership interest in the merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

HSBC’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. Under the terms of the agreement, we initially paid HSBC $67.2 million in cash to acquire our ownership interest. We paid an additional $1.4 million under this agreement during fiscal 2007, for a total purchase price of $68.6 million to acquire our ownership interest. In conjunction with this acquisition, we entered into a transition services agreement with HSBC that may be terminated at any time. Under this agreement, we expect HSBC will continue to perform payment processing operations and related support services until we integrate these functions into our own operations. The operating results of this acquisition are included in our consolidated statements of income from the date of the acquisition.

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

During fiscal 2007, we acquired a series of money transfer branch locations in the United States. The purpose of these acquisitions was to increase the market presence of our DolEx-branded money transfer offering. The operating results of the acquired locations are included in our consolidated financial statements as they were converted to the DolEx technology platform.

These acquisitions have been recorded using the purchase method of accounting, and, accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The following table summarizes the preliminary purchase price allocations of these acquisitions (in thousands):

	HSBC	All Other	Total
Goodwill	$51,201	$9,160	$60,361
Customer-related intangible assets	15,008	2,663	17,671
Trademarks	2,016	—	2,016
Non-compete agreements	—	1,489	1,489
Property and equipment	666	825	1,491
Non-current deferred tax asset	1,229	—	1,229
Other current assets	—	76	76

Total assets acquired	70,120	14,213	84,333
Current liabilities	—	(1,400)	(1,400)
Long-term liabilities	—	(150)	(150)
Minority interest in equity of subsidiary	(1,522)	—	(1,522)

Net assets acquired	$68,598	$12,663	$81,261

The HSBC customer-related intangible assets and trademarks acquired have an amortization period of 13 years and 5 years, respectively. The customer-related intangible assets and non-compete agreements created from the other acquisitions have amortization periods ranging up to 15 years and 3 years, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The fiscal 2007 acquisitions, whether considered individually or in aggregate, were not significant to our consolidated financial statements and accordingly, we have not provided pro forma operating information related to these acquisitions.

Fiscal 2006

We acquired a series of money transfer branch locations beginning in September 2005 and continuing through January 2006 from Remesas Costamar, Inc. d/b/a Costamar Money Transfer. The total consideration for these acquisitions was $3.2 million, paid in installments over the acquisition period. The purpose of the transaction was to increase the market presence of our DolEx-branded money transfer offering. The results of operations of the acquired locations were included in our consolidated statements as they were converted to the DolEx system throughout the acquisition period. The following table summarizes the purchase price allocations of the assets acquired in this transaction:

Costamar
(in thousands)
Goodwill	$2,887
Customer-related intangible assets	78
Non-compete agreements	261

Total assets acquired	3,226
Liabilities assumed	—

Net assets acquired	$3,226

The fiscal 2006 acquisition was not significant to our consolidated statements of income and accordingly, we have not provided pro forma operating information related to this acquisition. Management determined that the acquired customer-related intangible assets and non-compete agreements have useful lives of 3 and 2 years, respectively.

Fiscal 2005

On June 30, 2004, we acquired the remaining 49% interest in the Cash & Win product line from Comerica Bank. Prior to the acquisition, we effectively owned 51% of the Cash & Win product line because it was owned and operated by Global Payments Comerica Alliance, LLC, our alliance with Comerica Bank. The Cash & Win product line provides credit and debit card cash advance services to patrons of the gaming industry. The total cash consideration paid for this interest was approximately $7.8 million. Effective July 1, 2004, we began recognizing 100% of the net income of the Cash & Win product line in our consolidated statements of income.

On December 21, 2004, we closed the acquisition from various individual shareholders of all of the outstanding equity interests in the following related privately held companies: United Europhil, S.A., a Spanish corporation; Tropical Express, S.L., a Spanish LLC; United Europhil Belgique, S.P.R.L, a Belgian company; and United Europhil UK, Ltd., an English company, which we collectively refer to throughout this report as Europhil or the Europhil acquisition. These entities engage in money transmittal and ancillary services from the countries in which the legal entities reside primarily to settlement locations in Latin America, Morocco, and the Philippines. The total consideration paid for this transaction was €15.6 million, or approximately $20.9 million at exchange rates in effect at closing. Of this consideration, $20.8 million was paid in cash at closing and $0.1 million was paid in cash during the year ended May 31, 2006. The companies acquired in connection with the Europhil acquisition are being operated through a newly formed Spanish holding company named DolEx Europe S.L. The purpose of the transaction was to further our strategy of expanding our customer base and market share geographically. The results of Europhil’s operations were included in our consolidated financial statements commencing on December 22, 2004.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following table summarizes the purchase price allocations of the assets acquired and liabilities assumed at the date of the respective acquisitions:

	Cash & Win	Europhil
	(in thousands)
Current assets	$—	$2,736
Property and equipment, net	57	3,249
Goodwill	2,433	17,595
Customer-related intangible assets	566	—
Non-compete agreements	—	562
Trademark	—	951

Total assets acquired	3,056	25,093
Current liabilities	—	(3,114)
Long-term liabilities	—	(1,046)
Minority interest in equity of subsidiaries	4,744	—

Net assets acquired	$7,800	$20,933

We determined that the acquired customer-related intangible assets, non-compete agreements, and trademark have useful lives of 10, 3 and 2 years, respectively.

The fiscal 2005 acquisitions, whether considered individually or in aggregate, were not significant to our consolidated financial statements and accordingly, we have not provided pro forma operating information related to these acquisitions.

NOTE 3—PROPERTY AND EQUIPMENT

As of May 31, 2007 and 2006, property and equipment consisted of the following:

	Range of Useful Lives in Years	2007	2006
		(in thousands)
Property under capital leases	2-5	$—	$15,571
Land	N/A	2,143	2,060
Building	40	25,415	24,464
Equipment	2-5	132,677	103,810
Software	5-10	60,387	58,045
Leasehold improvements	5-40	12,714	10,755
Furniture and fixtures	5-7	8,099	7,719
Work in progress	N/A	43,116	30,369

		284,551	252,793
Less accumulated depreciation and amortization of property and equipment		166,056	144,816

		$118,495	$107,977

Depreciation and amortization expense of property and equipment was $25.9 million, $25.6 million, and $30.3 million for fiscal 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2007 and 2006, goodwill and intangible assets consisted of the following:

	2007	2006
	(in thousands)
Goodwill	$451,244	$387,280
Customer-related intangible assets	271,165	250,886
Trademarks, indefinite life	42,944	42,944
Trademarks, finite life	2,992	910
Non-compete agreements	2,810	1,265

	771,155	683,285
Less accumulated amortization on:
Customer-related intangible assets	141,519	127,383
Trademarks	1,276	661
Non-compete agreements	1,496	779

	144,291	128,823

	$626,864	$554,462

The following table discloses the changes in the carrying amount of goodwill for the years ended May 31, 2007 and 2006:

	2007	2006
	(in thousands)
Balance at beginning of year	$387,280	$372,744
Goodwill acquired	60,361	2,293
Effect of tax adjustments to purchase price allocations	(698)	—
Effect of adjustments to preliminary purchase price allocations	—	637
Effect of foreign currency translation	4,301	11,606

Balance at end of year	$451,244	$387,280

Customer-related intangible assets, non-compete agreements and finite life trademarks acquired during the year ended May 31, 2007 have weighted average amortization periods of 12.9 years, 2.8 years and 5.0 years, respectively. Customer-related intangible assets and non-compete agreements acquired during the year ended May 31, 2006 have weighted average amortization periods of 9.3 years and 2.0 years, respectively. Amortization expense of acquired intangibles was $14.4 million, $14.9 million, and $15.0 million for fiscal 2007, 2006 and 2005, respectively.

The estimated amortization expense of acquired intangibles for the next five fiscal years is as follows (in thousands):

2008	$13,544
2009	12,176
2010	11,311
2011	10,616
2012	8,564

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense for acquired intangibles denominated in currencies other than the United States dollar is based on foreign exchange rates as of May 31, 2007.

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2007 and 2006, accounts payable and accrued liabilities consisted of the following:

	2007	2006
	(in thousands)
Trade accounts payable	$21,670	$25,988
Compensation and benefits	20,947	20,625
Restructuring	1,746	254
Third party processing expenses	6,593	5,329
Commissions to third parties	24,442	17,410
Assessment expenses	10,743	9,035
Transition services payable to HSBC	6,548	—
Other	22,982	20,742

	$115,671	$99,383

NOTE 6—RETIREMENT BENEFITS

Pension Plans

We have a noncontributory defined benefit pension plan covering our United States employees who have met the eligibility provisions. The defined benefit pension plan was closed to new participants beginning June 1, 1998. Benefits are based on years of service and the employee’s compensation during the highest five consecutive years of earnings out of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Effective May 31, 2004, we modified the pension plan to cease benefit accruals for increases in compensation levels.

We also have a noncontributory defined benefit supplemental executive retirement plan (“SERP”) covering one participant, whose employment ceased in fiscal 2002. This plan was initially formed by our former parent company and was transferred to us in the spin-off transaction that occurred on January 31, 2001. Benefits are based on years of service and the employee’s compensation during the highest three consecutive years of earnings out of the last ten years of service. The SERP is a nonqualified, unfunded deferred compensation plan under ERISA.

The measurement date for the pension plans is May 31, which coincides with the plans’ fiscal year. Our plan expenses for fiscal 2007, 2006 and 2005 were actuarially determined.

On May 31, 2007, we adopted the recognition provision of FAS 158 which requires us to aggregate the underfunded noncontributory defined benefit pension plan and the SERP. For purposes of disclosure under FAS 87 and 132, the SERP was deemed immaterial and was excluded from prior year disclosures. However, with the adoption of FAS 158, prior year disclosure amounts in this footnote have been restated to include the SERP, for comparability.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the aggregate pension plan changes in the benefit obligations and fair value of assets over the two-year period ending May 31, 2007 and a statement of funded status at May 31 for each year:

Changes in benefit obligations

	2007	2006
	(in thousands)
Benefit obligation at beginning of year	$9,389	$10,124
Interest cost	576	530
Actuarial loss or (gain)	321	(1,015)
Benefits paid	(228)	(250)

Balance at end of year	$10,058	$9,389

Changes in plan assets

	2007	2006
	(in thousands)
Fair value of plan assets at beginning of year	$6,893	$6,390
Actual return on plan assets	1,046	753
Employer contributions	707	—
Benefits paid	(228)	(250)

Fair value of plan assets at end of year	$8,418	$6,893

Amounts recognized in consolidated balance sheets

	2007	2006
	(in thousands)
Current liabilities	$(979)	$(1,836)
Noncurrent liabilities	(661)	(660)

Total	$(1,640)	$(2,496)

Information about accumulated benefit obligation

	2007	2006
	(in thousands)
Projected benefit obligation	$10,058	$9,389
Accumulated benefit obligation	10,058	9,389
Fair value of plan assets	8,418	6,893

Components of net periodic benefit cost

	2007	2006	2005
	(in thousands)
Interest cost	$576	$530	$511
Expected return on plan assets	(571)	(504)	(448)
Amortization of prior service cost	14	14	14
Amortization of net loss	63	194	33

Net pension expense	$82	$234	$110

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss

	2007	2006	2005
	(in thousands)
Adjustment for the adoption of FAS 158	$145	$—	$—
Net (gain) loss	(176)	(1,207)	1,990
Amortization of net loss	(63)	(194)	(33)
Amortization of prior service cost	(14)	(14)	(14)

Total recognized in other comprehensive (income) loss	$(108)	$(1,415)	1,943

The adjustment to accumulated other comprehensive income for the adoption of FAS 158 represents the unrecognized prior service costs associated with the SERP, which was previously netted against the plan’s funded status in our consolidated balance sheet pursuant to the requirements of FAS 87. This amount will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods that are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as in the past, as the adoption of FAS 158 had no effect on our consolidated statement of operations for the fiscal year ended May 31, 2007, or for any prior period presented, and it will not affect our operating results in future periods.

The estimated net loss and prior service cost for the deferred benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $36 thousand and $14 thousand, respectively.

Amounts recognized in accumulated other comprehensive (income) loss

	2007	2006
	(in thousands)
Net actuarial loss	$1,351	$1,567
Prior service cost	130	—
Deferred income tax benefit	(534)	(551)

Total	$947	$1,016

Weighted average assumptions used to determine benefit obligations

	2007	2006
Discount rate—Qualified Plan	6.00%	6.25%
Discount rate—SERP	6.00	5.50
Rate of increase in compensation levels	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost

	2007	2006	2005
Discount rate—Qualified Plan	6.25%	5.25%	6.50%
Discount rate—SERP	5.50	5.75	8.00
Expected long-term rate of return on assets	8.00	8.00	8.00
Rate of increase in compensation levels	N/A	N/A	N/A

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The expected long-term return on plan assets was derived by applying the weighted-average target allocation to the expected return by asset category shown in the table below. These assumptions and allocations were evaluated using input from a third party consultant. Overall, the expected return assumption for each asset class utilized is based on expectation of future returns.

Plan assets

The consolidated pension plan weighted average asset allocations at May 31, 2007 and 2006 by asset category are as follows:

Asset Category	2007	2006	Target 2007	Expected Return
Equity securities	67.8%	70.3%	70.0%	9.0%
Debt securities	32.1	29.4	30.0	5.7
Cash equivalents	0.1	0.3	—	3.1

Total	100.0%	100.0%	100.0%	8.0%

Our investment policy and strategies for plan assets involve a balanced approach to achieve our long-term investment objectives. We selected a blended investment approach to diversify the asset pool while reducing the risk of wide swings in the market from year-to-year. The pension plan’s investment goals are to generate a return in excess of 8.0% over a full market cycle. The investment portfolio contains enough diversification of investments to reduce risk and provide growth of capital and income. The securities investment guideline details the categories of investments that are not eligible for investment without specific approval. These include: short sales, margin transactions, commodities or other commodity contracts, unregistered securities, investment in companies that have filed a petition for bankruptcy or investments for the purpose of exercising control of management.

Contributions

We expect to contribute $0.7 million to the noncontributory defined benefit pension plan in fiscal 2008. We do not expect to make contributions to the SERP in fiscal 2008.

Estimated future benefit payments

The following benefit payments are expected to be paid during the years ending May 31 (in thousands):

2008	$233
2009	243
2010	257
2011	286
2012	311
2013-2017	2,304

Employee Retirement Savings Plan

We have a deferred compensation 401(k) Plan. The plan provides tax deferred amounts for each participant consisting of employee elective contributions and certain of our matching contributions. We contributed $1.4 million to the Global Payments Inc. 401(k) Plan in each of the years ended May 31, 2007, 2006 and 2005.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 7—INCOME TAXES

The provisions for income taxes for the fiscal years ended May 31 include:

	2007	2006	2005
	(in thousands)
Current tax expense:
Federal	$64,579	$56,489	$30,699
State	3,501	3,308	2,477
Foreign	4,668	7,195	5,384

	72,748	66,992	38,560

Deferred tax expense (benefit):
Federal	(179)	4,043	14,883
State	(414)	(544)	595
Foreign	1,281	(2,969)	(687)

	688	530	14,791

Provision for income taxes	73,436	67,522	53,351

Tax expense (benefit) allocated to minority interest in a taxable entity	696	—	(69)

Net income tax expense	$74,132	$67,522	$53,282

The following presents our income before income taxes for the fiscal years ended May 31:

	2007	2006	2005
	(in thousands)
Income before income taxes and minority interest	$226,331	$201,520	$153,917
Minority interest, net of tax	(9,910)	(8,474)	(7,670)
Tax expense (benefit) allocated to minority interest	696	—	(69)

Income before income taxes	$217,117	$193,046	$146,178

Our effective tax rates, as applied to income before income taxes including the effect of minority interest, for the years ended May 31, 2007, 2006, and 2005 respectively, differ from federal statutory rates as follows:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.9	0.9	1.4
Foreign income taxes	(1.6)	(0.9)	(0.1)
Tax credits and other	(0.2)	0.0	0.2

Effective tax rate	34.1%	35.0%	36.5%

Deferred income taxes as of May 31, 2007 and 2006 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. Our investments in certain foreign subsidiaries are permanently invested abroad and will not be repatriated to the United States in the foreseeable future. In accordance with Accounting Principles Board Opinion No. 23: Accounting for Income Taxes—Special Areas, because those earnings are considered to be indefinitely reinvested, no domestic federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both domestic income taxes (subject to an adjustment for foreign

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

tax credits) and withholding taxes payable to the various foreign countries. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

As of May 31, 2007 and 2006, principal components of deferred tax items were as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$7,238	$3,215
Bad debt expense	1,264	1,562
Accrued restructuring	242	38
Foreign NOL carryforward	1,582	714
Tax credits	6,358	7,953

	16,684	13,482
Less: valuation allowance	(7,941)	(7,953)

Net deferred tax asset	8,743	5,529

Deferred tax liabilities:
Foreign currency translation	30,961	26,534
Acquired intangibles	40,672	38,608
Prepaid expenses	163	1,031
Property and equipment	2,499	4,525

	74,295	70,698

Net deferred tax liability	(65,552)	(65,169)
Less: current net deferred tax asset	5,216	3,622

Net non-current deferred tax liability	$(70,768)	$(68,791)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have recorded 100% valuation allowances in the amount of $4.7 million and $6.5 million as of May 31, 2007 and 2006, respectively, pertaining to the portions of the deferred tax asset related to the income tax effects of the hypothetical distributions of earnings of foreign subsidiaries not considered to be permanently invested abroad.

During fiscal 2007, certain of our Asia-Pacific subsidiaries recognized net operating losses in the amount of $7.3 million, resulting in a deferred tax asset of $1.6 million. These net operating losses will expire if not utilized between May 31, 2012 and May 31, 2015. We have provided a full valuation allowance in the amount of $1.6 million at May 31, 2007 for such asset.

We recognized certain tax credits for state income tax purposes aggregating to the amount of $1.6 million and $1.5 million as of May 31, 2007 and 2006, respectively. We have recorded 100% valuation allowances in the amount of $1.6 million and $1.5 million, as of May 31, 2007 and 2006, respectively, pertaining to these credits. These credits may carry over for a period of ten fiscal years from the fiscal year in which they were generated.

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

As of May 31, 2007, we had four share-based employee compensation plans. As discussed in Note 1, effective June 1, 2006, we account for these plans under FAS 123R using the modified prospective method. The

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

total share-based compensation cost that has been charged against income for these plans for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan aggregated $15.2 million for fiscal 2007. The total income tax benefit recognized for share-based compensation in the accompanying statements of income was $5.5 million during fiscal 2007. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant. There was no share-based compensation capitalized during fiscal 2007.

The following table illustrates the comparable pro forma effect on fiscal 2006 and 2005 net income and earnings per share had we applied the fair value recognition principles of FAS 123R to share-based compensation.

	2007	2006	2005
	(in thousands, except per share data)
Net income:
As reported	$142,985	$125,524	$92,896
Add: Stock compensation recognized under APB 25, net of related tax effects	9,687	1,893	3,814
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(9,687)	(13,249)	(11,718)

Pro forma net income	$142,985	$114,168	$84,992

Basic earnings per share:
As reported	$1.78	$1.59	$1.20
Pro forma	$1.78	$1.45	$1.10
Diluted earnings per share:
As reported	$1.75	$1.53	$1.16
Pro forma	$1.75	$1.40	$1.07

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

Stock Options

We have certain stock plans under which incentive stock options, non-qualified stock options and restricted stock has been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and a Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan.

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant with respect to 25% of the shares granted, an additional 25% after two years, an additional 25% after three years, and the remaining 25% after four years. Stock options

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

granted prior to August 2003 vest two years after the date of grant with respect to 20% of the shares granted, an additional 25% after three years, an additional 25% after four years, and the remaining 30% after five years. The Plans provide for accelerated vesting under certain conditions, including a change in control. We have historically issued new shares to satisfy the exercise of options.

The following table summarizes all outstanding options as of May 31, 2007 and the changes during fiscal 2007.

	2007
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
2000 Plan
Outstanding at June 1	3,764	$17
Granted	—	—
Cancelled	(104)	20
Exercised	(794)	16

Outstanding at May 31	2,866	$18	$63.5

Shares available for future grant	—

2005 Plan
Outstanding at June 1	1,880	$33
Granted	656	45
Cancelled	(337)	38
Exercised	(146)	31

Outstanding at May 31	2,053	$36	$8.2

Shares available for future grant	5,520

Director Plan
Outstanding at June 1	248	$19
Granted	39	39
Cancelled	—	—
Exercised	(35)	22

Outstanding at May 31	252	$22	$4.6

Shares available for future grant	721

Total stock options outstanding as of May 31, 2007 have a weighted average exercise price of $25, a weighted average remaining contractual life of 6.8 years and an aggregate intrinsic value of $76.3 million. As of May 31, 2007, stock options exercisable total 2.3 million and have a weighted average exercise price of $19, a weighted average remaining contractual life of 5.6 years and an aggregate intrinsic value of $48.5 million.

The aggregate intrinsic value of stock options exercised during the fiscal years 2007, 2006 and 2005 was $22.3 million, $40.3 million and $32.8 million, respectively.

As of May 31, 2007, we had $13.1 million of total unrecognized compensation cost related to unvested options, which we expect to recognize over a weighted average period of 1.3 years.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The weighted average grant-date fair values of each option granted in fiscal 2007, 2006, and 2005 under each plan are as follows:

	2007	2006	2005
2000 Plan	$—	$—	$8
2005 Plan	16	13	10
Director Plan	14	13	8

The fair value of each option granted in fiscal 2007, 2006 and 2005 is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective fiscal year:

	2007	2006	2005
2000 Plan
Risk-free interest rates	—	—	3.90%
Expected volatility	—	—	34.30%
Dividend yields	—	—	0.34%
Expected lives	—	—	5 years

2005 Plan
Risk-free interest rates	4.85%	3.98%	3.79%
Expected volatility	30.11%	38.36%	33.68%
Dividend yields	0.19%	0.34%	0.34%
Expected lives	5 years	5 years	5 years

Director Plan
Risk-free interest rates	4.52%	4.00%	3.62%
Expected volatility	31.96%	37.95%	32.06%
Dividend yields	0.19%	0.34%	0.34%
Expected lives	5 years	5 years	5 years

The risk-free interest rate is based on the yield of a zero coupon United States Treasury security with a maturity equal to the expected life of the option from the date of the grant. Our assumption on expected volatility is based on our historical volatility. The dividend yield assumption is calculated using our average stock price over the preceding year and the annualized amount of our current quarterly dividend. We based our assumptions on the expected lives of the options on our analysis of the historical exercise patterns of the options and our assumption on the future exercise pattern of options.

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

Grants of restricted shares are subject to forfeiture if a grantee, among other conditions, leaves our employment prior to expiration of the restricted period. Beginning June 1, 2006, new grants of restricted shares

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

generally vest one year after the date of grant with respect to 25% of the shares granted, an additional 25% after two years, an additional 25% after three years, and the remaining 25% after four years. For restricted shares granted prior to June 1, 2006, the restrictions generally lapse two years after the date of grant with respect to 33% of the shares granted, an additional 33% after three years, and the remaining 33% after four years.

The following table summarizes the changes in non-vested restricted stock awards for the year ended May 31, 2007 (in thousands):

	2007
	Share Awards	Weighted Average Grant-Date Fair Value
Non-vested at June 1	220	$21
Granted	190	45
Vested	(97)	17
Forfeited	(35)	40

Non-vested at May 31	278	$37

The weighted average grant-date fair value of share awards granted in the years ended May 31, 2006 and 2005 was $36 and $27, respectively. The total fair value of share awards vested during the years ended May 31, 2007, 2006 and 2005 was $1.7 million, $1.4 million and $1.0 million, respectively.

We recognized compensation expenses for restricted stock of $2.7 million, $1.6 million, and $1.8 million in the years ended May 31, 2007, 2006 and 2005. As of May 31, 2007, there was $6.4 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25 thousand or 20% of their annual compensation for the purchase of stock. For periods prior to October 1, 2006, the price for shares purchased under the plan was the lower of 85% of the market value on the first day or the last day of the quarterly purchase period. With the quarterly purchase period beginning on October 1, 2006, the price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. At May 31, 2007, 0.6 million shares had been issued under this plan, with 1.8 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan was $8 in each of the years ended May 31, 2007, 2006 and 2005.

For the quarterly purchases after October 1, 2006, the fair value of each designated share purchased under the Employee Stock Purchase Plan is based on the 15% discount on the purchase date since the price of the shares is determined as of the purchase date.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

For the quarterly purchases prior to October 1, 2006, the fair value of each designated share purchased under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions:

	2007	2006	2005
Risk-free interest rates	4.93%	3.72%	1.93%
Expected volatility	37.02%	26.06%	27.09%
Dividend yields	0.19%	0.34%	0.34%
Expected lives	3 months	3 months	3 months

The risk-free interest rate is based on the yield of a zero coupon United States Treasury security with a maturity equal to the expected life of the option from the date of the grant. Our assumption on expected volatility is based on our historical volatility. The dividend yield assumption is calculated using our average stock price over the preceding year and the annualized amount of our current quarterly dividend. Since the purchase price for shares under the plan is based on the market value on the first day or last day of the quarterly purchase period, we use an expected life of three months to determine the fair value of each designated share.

NOTE 9—RESTRUCTURING AND OTHER CHARGES

The following schedule details the rollforward of the restructuring liability from May 31, 2005 to May 31, 2007:

	Liability Balance as of May 31, 2005	Costs Accrued During Fiscal 2006	Costs Paid During Fiscal 2006	Liability Balance as of May 31, 2006	Costs Accrued During Fiscal 2007	Costs Paid During Fiscal 2007	Liability Balance as of May 31, 2007
	(in thousands)
One-time employee termination benefits	$511	$1,578	$1,841	$248	$1,866	$368	$1,746
Contract termination costs	—	300	294	6	104	110	—

Totals	$511	$1,878	$2,135	$254	$1,970	$478	$1,746

During the fourth quarter of fiscal 2007, consistent with our strategy to leverage infrastructure and consolidate operations, we committed to plans to close two locations and consolidate their functions as well as other functions into existing locations. These restructuring plans will require staff reduction and facility closure costs and are expected to be completed during our second quarter of fiscal 2008. In addition, we recognized other charges of $1.1 million in connection with a fixed asset abandonment related to a software development project in process that was abandoned as a result of these restructuring plans. We recorded restructuring and other charges of $3.1 million in fiscal 2007 in connection with these plans.

During the fourth quarter of fiscal 2005, we committed to plans to close one location and consolidate its functions and certain other functions into existing locations. These restructuring plans required associated management and staff reductions and required contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. We completed these restructuring plans on November 30, 2005. In connection with these plans, we incurred $0.8 million in restructuring charges in fiscal 2005. The fiscal 2005 charge was partially offset by a $0.4 million reduction to expenses arising from the favorable resolution of certain restructuring items related to the fiscal 2003 restructuring plans. In addition, during fiscal 2005, we recognized other charges of $3.3 million in connection with the termination of an executive officer, including $2.7 million related to the acceleration of options, under his employment agreement. We incurred $1.6 million in restructuring charges relating to one-time employee termination benefits during

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

fiscal 2006. In addition, we incurred $0.3 million in restructuring charges relating to contract termination costs during fiscal 2006. As of May 31, 2007, we have paid all accrued restructuring charges under these plans.

The following schedule details the estimated expenses for the restructuring plans announced in fiscal 2007:

	2007 Expense	Estimated 2008 Expense (Unaudited)	Estimated Total Expense (Unaudited)
	(in thousands)
One-time employee termination benefits	$1,866	$1,447	$3,313
Contract termination costs	104	301	405
Fixed asset abandonment	1,118	—	1,118

Total	$3,088	$1,748	$4,836

NOTE 10—SEGMENT INFORMATION

General information

We operate in two reportable segments, merchant services and money transfer. The merchant services segment primarily offers processing solutions for credit cards, debit cards, and check-related services. We have two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, ISOs, and independent sales representatives, all of whom sell our services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis that in turn resell our products and services to merchants. The money transfer segment offers money transfer services to consumers, primarily from the United States and Europe to Latin America, Morocco, the Philippines, Romania, Poland and other destinations.

Information about profit and assets

We evaluate performance and allocate resources based on the operating income of each segment. The operating income of each segment includes the revenues of the segment less those expenses that are directly related to those revenues. Operating overhead, shared costs, and certain compensation costs are included in Corporate below. Interest expense or income and income tax expense are not allocated to the individual segments. Additionally, restructuring charges and other related costs are not allocated to the individual segments and are separately presented below. Lastly, we do not evaluate performance or allocate resources using segment asset data. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the years ended May 31, 2007, 2006, and 2005:

	2007	2006	2005
	(in thousands)
Revenues:
Domestic direct	$558,026	$481,273	$410,047
Canada	224,570	208,126	175,190
Asia-Pacific	48,449	—	—
Central and Eastern Europe	51,224	47,114	40,598
Domestic indirect and other	46,873	51,987	62,033

Merchant services	929,142	788,500	687,868

Domestic	115,416	109,067	91,448
Europe	16,965	10,489	5,015

Money transfer	132,381	119,556	96,463

Consolidated revenues	$1,061,523	$908,056	$784,331

Operating income for segments:
Merchant services	$259,670	$224,221	$183,970
Money transfer	14,476	18,741	16,604
Corporate	(52,969)	(39,996)	(36,747)
Restructuring and other	(3,088)	(1,878)	(3,726)

Consolidated operating income	$218,089	$201,088	$160,101

Depreciation and amortization:
Merchant services	$35,168	$34,697	$39,917
Money transfer	4,687	5,171	4,859
Corporate	510	621	530

Consolidated depreciation and amortization	$40,365	$40,489	$45,306

Enterprise-Wide Disclosures

Our results of operations and our financial condition are not significantly reliant upon any single customer.

We operate primarily in the United States, Canada, the Asia-Pacific region, and Europe. The following is a breakdown of consolidated revenues by geographic region for the years ended May 31, 2007, 2006, and 2005:

	2007	2006	2005
	(in thousands)
United States	$719,326	$641,358	$562,475
Canada	224,570	208,126	175,190
Asia-Pacific	48,449	—	—
Europe	69,178	58,572	46,666

	$1,061,523	$908,056	$784,331

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following is a breakdown of long-lived assets by geographic regions as of May 31, 2007 and 2006:

	2007	2006
	(in thousands)
United States	$413,278	$404,452
Canada	161,229	160,182
Asia-Pacific	69,957	—
Europe	98,281	95,978
Latin America	2,614	1,827

	$745,359	$662,439

NOTE 11—RELATED PARTY TRANSACTIONS

In the course of settling money transfer transactions, we purchase foreign currency from Consultoria Internacional Casa de Cambio (“CISA”), a Mexican company partially owned by certain of our employees. We purchased 8.1 billion Mexican pesos for $736.0 million and 6.6 billion Mexican pesos for $610.2 million during fiscal 2007 and 2006, respectively, from CISA. We believe these currency transactions were executed at prevailing market exchange rates.

Also from time to time, money transfer transactions are settled at destination facilities owned by CISA. We incurred related settlement expenses, included in cost of service in the accompanying consolidated statements of income of $0.7 million, $0.6 million and $0.4 million in fiscal 2007, 2006 and 2005, respectively.

In the normal course of business, we periodically utilize the services of contractors to provide software development services. One of our employees, who we hired on April 18, 2005, is also an employee, officer, and part owner of a firm that provides such services. The services provided by this firm primarily relate to software development in connection with our planned next generation front-end processing system in the United States. During fiscal 2007, we capitalized fees paid to this firm of $2.2 million. As of May 31, 2007 and 2006, capitalized amounts paid to this firm of $4.6 million and $2.4 million, respectively, were included in property and equipment in the accompanying consolidated balance sheets. In addition, we expensed amounts paid to this firm of $0.1 million, $0.5 million and $0.2 million in the years ended May 31, 2007, 2006 and 2005, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

We conduct a major part of our operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for fiscal 2007, 2006 and 2005 was $27.1 million, $24.4 million, and $19.4 million, respectively.

Future minimum lease payments for all noncancelable leases at May 31, 2007 were as follows:

Operating Leases
2008	$20,398
2009	16,159
2010	13,315
2011	9,387
2012	2,926
Thereafter	5,896

Total future minimum lease payments	$68,081

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Legal

We are party to a number of other claims and lawsuits incidental to our business. In the opinion of management, the reasonably possible outcome of such matters, individually or in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Taxes

During the course of operations, we must interpret the meaning of various sales, property, income, and other tax laws in foreign and domestic federal and state tax jurisdictions in order to account for our operations. Taxing authorities in those various jurisdictions may arrive at different interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits, which could result in additional taxes due in those jurisdictions. We have established a liability in the aggregate amount of $11.5 million for matters that are probable of loss in future periods. The amount of the liability is based on management’s best estimate given our history with similar matters and interpretations of current laws and regulations.

Credit Facilities

On November 16, 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2007. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of May 31, 2007, we had no borrowings outstanding on our U.S. Credit Facility. As of May 31, 2006, we had no borrowings on our former U.S. credit facility, which we terminated on November 16, 2006 in conjunction with our entry into the U.S. Credit Facility.

On November 16, 2006, we entered into an amendment to our credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is an uncommitted facility which consists of a line of credit of $25 million Canadian dollars, or $23 million United States dollars based on the May 31, 2007 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars during the peak holiday season and does not have a fixed term. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2007. As of both May 31, 2007 and May 31, 2006, we had no borrowings outstanding on our Canadian Credit Facility.

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have also entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Number for Visa transactions and Interbank Card Association number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2007.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$75,207	$44,522	$38,683
Interest paid	6,686	3,858	5,071

NOTE 14—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended May 31, 2007 and 2006 are as follows:

	Quarter Ended
	August 31	November 30	February 28	May 31
	(in thousands, except per share data)
2007
Revenues	$260,308	$260,697	$260,418	$280,100
Operating income	63,527	52,303	51,193	51,066
Net income	41,509	34,002	34,296	33,178
Basic earnings per share	0.52	0.42	0.43	0.41
Diluted earnings per share	0.51	0.42	0.42	0.40

2006
Revenues	$224,456	$219,673	$225,159	$238,768
Operating income	50,524	50,028	48,135	52,401
Net income	30,738	30,613	30,111	34,062
Basic earnings per share	0.39	0.39	0.38	0.43
Diluted earnings per share	0.38	0.37	0.36	0.41

GLOBAL PAYMENTS INC.

SCHEDULE II

Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Balances	Uncollectible Accounts Write-Off	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts
May 31, 2005	$757	$808	—	$1,199	$366
May 31, 2006	366	751	—	497	620
May 31, 2007	620	731	—	900	451

Reserve for operating losses—Merchant card processing (1)
May 31, 2005	$3,592	$5,332	—	$5,291	$3,633
May 31, 2006	3,633	2,726	—	3,298	3,061
May 31, 2007	3,061	3,061	—	3,346	2,776

Reserve for sales allowances—Merchant card processing (1)
May 31, 2005	$2,966	$3,799	—	$6,196	$569
May 31, 2006	569	2,755	—	3,066	258
May 31, 2007	258	3,923	—	3,853	328

Reserve for operating losses—Check guarantee processing
May 31, 2005	$4,277	$13,028	—	$13,316	$3,989
May 31, 2006	3,989	17,895	—	16,108	5,776
May 31, 2007	5,776	18,160	—	18,797	5,139

(1)	Included in settlement processing obligations

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                  FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2007. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of May 31, 2007, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

There were no significant changes in our internal controls or in other factors that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of May 31, 2007, management believes that its internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting, which is included in this annual report.

In connection with management’s evaluation discussed in its report below, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting the internal controls of the business alliance with The Hongkong and Shanghai Banking Corporation Limited, or HSBC, in which we acquired a fifty-six percent interest on July 24, 2006, and is included in our consolidated financial statements for the period from that date through May 31, 2007. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting in the year of acquisition. The HSBC alliance represented less than 5% of our total consolidated revenues and operating income for the year ended May 31, 2007.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE

                    GOVERNANCE

We incorporate by reference in this Item 10 information about our directors and our corporate governance contained under the headings “Certain Information Concerning the Nominees and Directors,” “Other Information About the Board and its Committees” and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be delivered in connection with our 2007 Annual Meeting of Shareholders to be held on September 26, 2007.

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

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Paul R. Garcia	55	Chairman of the Board of Directors, President and Chief Executive Officer	Chairman of the Board of Directors (since October 2002); President and Chief Executive Officer of Global Payments (since September 2000); Chief Executive Officer of NDC eCommerce (July 1999–January 2001); President and Chief Executive Officer of Productivity Point International (March 1997–September 1998); Group President of First Data Card Services (1995–1997); Chief Executive Officer of National Bancard Corporation (NaBANCO) (1989–1995).

James G. Kelly	45	Senior Executive Vice President and Chief Operating Officer	Senior Executive Vice President (since April 2004) and Chief Operating Officer (since October 2005) of Global Payments; Chief Financial Officer of Global Payments (February 2001-October 2005), Chief Financial Officer of NDC eCommerce (April 2000–January 2001); Managing Director, Alvarez & Marsal (March 1996–April 2000); Director, Alvarez & Marsal (1992–1996) and Associate, Alvarez & Marsal (1990–1992); and Manager, Ernst & Young’s mergers and acquisitions/audit groups (1989–1990).

Joseph C. Hyde	33	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer (since October 2005) of Global Payments; Senior Vice President of Finance of Global Payments (December 2001—October 2005); Vice President of Finance of Global Payments (February 2001–December 2001); Vice President of Finance of NDC eCommerce (June 2000–January 2001); Associate, Alvarez & Marsal (1998–2000); Analyst, The Blackstone Group (1996-1998).

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Martin A. Picciano	41	Senior Vice President and Chief Accounting Officer	Senior Vice President of Accounting (since June 2004) and Chief Accounting Officer (since October 2005) of Global Payments; Vice President and Controller of Global Payments (February 2001-May 2004); Assistant Controller of National Data Corporation (September 1996-January 2001).

Suellyn P. Tornay	46	Executive Vice President and General Counsel	Executive Vice President (since June 2004) and General Counsel for Global Payments Inc. (since February 2001); Interim General Counsel for NDCHealth (1999–2001); Group General Counsel, eCommerce Division of NDCHealth (1996–1999); Senior Attorney, eCommerce Division of NDCHealth (1987–1995); Associate, Powell, Goldstein, Frazer, & Murphy (1985–1987).

Carl J. Williams	55	President –World-Wide Payment Processing	President–World-Wide Payment Processing of Global Payments (since March 2004); President and CEO of Baikal Group, LLC (March 2002–February 2004); President of Spherion Assessment Group, a business unit of Spherion Inc. (NYSE: SFN) (May 1996–February 2002); Chairman and CEO of HR Easy, Inc., (acquired by Spherion Inc.) (1996–1998); Executive Vice President–National Processing Corporation, President of the Merchant Services Division (1992–1996); President & CEO of JBS, Inc. (1981–1992) (acquired by National Processing Corporation).

We have adopted a code of ethics that applies to our senior financial officers. The senior financial officers include our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The code of ethics is available in the investor information section of our website at www.globalpaymentsinc.com, and as indicated in the section entitled “Where To Find Additional Information” in Part I to this Annual Report on Form 10-K.

ITEM 11—EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation contained under the headings “Other Information about the Board and its Committees,” “Compensation and Other Benefits” and “Report of the Compensation Committee” from our proxy statement to be delivered in connection with our 2007 Annual Meeting of Shareholders to be held on September 26, 2007.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings “Common Stock Ownership of Management” and “Common Stock Ownership by Certain Other Persons” from our proxy statement to be delivered in connection with our 2007 Annual Meeting of Shareholders to be held on September 26, 2007.

We have four compensation plans under which our equity securities are authorized for issuance. The Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan, Global Payments Inc. Amended and Restated 2005 Incentive Plan, the Non-Employee Director Stock Option Plan, and Employee Stock Purchase Plan have been approved by security holders. The information in the table below is as of May 31, 2007. For more information on these plans, see Note 8 to notes to consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	5,171,000	$25	7,779,000	(1)
Equity compensation plans not approved by security holders:	—	—	—

Total	5,171,000	$25	7,779,000	(1)

(1)	Also includes shares of common stock available for issuance other than upon the exercise of an option, warrant or right under the Amended and Restated 2000 Non-Employee Director Stock Option Plan, the Amended and Restated 2005 Incentive Plan and the Amended and Restated 2000 Employee Stock Purchase Plan.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                    INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates and the independence of our Board of Directors contained under the headings “Certain Relationships and Related Transactions” and “Other Information about the Board and its Committees—Director Independence” from our proxy statement to be delivered in connection with our 2007 Annual Meeting of Shareholders to be held on September 26, 2007.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading “Auditor Information” from our proxy statement to be delivered in connection with our 2007 Annual Meeting of Shareholders to be held on September 26, 2007.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.    Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8-Financial Statements and Supplementary Data” of this report:

(a) 2.    Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts	78

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

2.1	Distribution Agreement, Plan of Reorganization and Distribution dated January 31, 2001 by and between National Data Corporation and Global Payments Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement dated January 26, 2001 between Global Payments Inc. and SunTrust Bank, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2001, File No. 001-16111, and incorporated herein by reference.

4.2	Form of certificate representing Global Payments Inc. common stock as amended, filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

4.3	Agreement dated December 19, 2003 by and among the Registrant, MRY Partners, L.P. and Robert A. Yellowlees, filed as Exhibit 4.5 on form S-3 dated January 8, 2004, File No. 333-111768 and incorporated herein by reference.

10.1	Tax Sharing and Indemnification Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.2	Employee Benefits Agreement between National Data Corporation and Global Payments Inc. dated as of January 31, 2001, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

10.3	Agreement and Plan of Merger between Latin America Money Services, LLC, Global Payments Inc., GP Ventures (Texas), Inc., Advent International Corporation (as Shareholder Representative), the shareholders of Latin America Money Services, LLC, and certain Shareholders of DolEx Dollar Express, Inc. dated August 11, 2003, filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 12, 2003, File No. 001-16111 and incorporated herein by reference.

10.4	Headquarters Sublease dated December 23, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 29, 2004, File No. 001-16111 and incorporated herein by reference.

10.5	Asset Purchase Agreement with Canadian Imperial Bank of Commerce, as amended, filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.6	Investor Rights Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.7	Form of Marketing Alliance Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.8	Transition Agreement with Canadian Imperial Bank of Commerce, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.9	Stock Purchase Agreement with Canadian Imperial Bank of Commerce filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.10*	Employment Agreement for Paul R. Garcia, as amended, filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.11*	Employment Agreement for James G. Kelly, filed as Exhibit 99.1 to the Registrant’s Form 8-K/A dated June 2, 2006, File No. 001-16111, and incorporated herein by reference.

10.12*	Employment Agreement for Joseph C. Hyde, filed as Exhibit 99.2 to the Registrant’s Form 8-K/A dated June 2, 2006, File No. 001-16111, and incorporated herein by reference.

10.13*	Employment Agreement for Carl J. Williams dated March 15, 2004, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111, and incorporated herein by reference.

10.14*	Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111, and incorporated herein by reference.

10.15*	Separation and Settlement Agreement for Jeffery C. McWey dated June 3, 2005, filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K dated May 31, 2005, File No. 001-16111, and incorporated herein by reference.

10.16*	Amended and Restated 2000 Long-Term Incentive Plan, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated May 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.17***	First Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated March 28, 2007, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007.

10.18*	Amended and Restated 2000 Non-Employee Director Stock Option Plan, filed as Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.19***	Second Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated October 23, 2003, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007.

10.20***	Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007.

10.21***	Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007 filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007.

10.22*	Amended and Restated 2000 Employee Stock Purchase Plan filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.23*	Form of Global Payments Inc. Supplemental Executive Retirement Plan as amended, filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.24*	Global Payments Inc. 2005 Amended and Restated Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Statement on Form S-8 dated November 19, 2004, File No. 333-120640, and incorporated herein by reference.

10.25***	Second Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated March 28, 2007 filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007.

10.26*	Form of Performance Unit Award (U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.27*	Form of Performance Unit Award (Non-U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.28*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.29*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (Hong Kong employees) filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.30*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (certain Asia-Pacific employees) filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.31*	Form of Restricted Stock Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.32*	Form of Stock-Settled Restricted Stock Unit Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.33	Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, dated November 19, 2004, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2004, File No. 001-16111 and incorporated herein by reference.

10.34	Amendment No. 1 dated November 18, 2005, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 18, 2005, File No. 001-16111 and incorporated herein by reference.

10.35	Amendment No. 2 dated November 16, 2006, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 17, 2006, File No. 001-16111 and incorporated herein by reference.

10.36	Credit Agreement dated as of November 16, 2006, among Global Payments Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 17, 2006, File No. 001-16111 and incorporated herein by reference.

14	Code of Ethics for Senior Financial Officers, filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111 and incorporated herein by reference.

18	Preferability Letter from Independent Registered Public Accounting Firm filed as Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q dated February 28, 2006, File No. 001-16111 and incorporated herein by reference.

21**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2**	Rule 13a-14(a)/15d-14(a) Certification of CFO

32**	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory management agreement
**	Filed with this report
***	Compensatory management agreement and filed with this report

(b)    Exhibits

See the “Index to Exhibits” on page 88.

(c)    Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2007.

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

Signature	Title	Date

/s/ PAUL R. GARCIA	Chairman of the Board	July 30, 2007
Paul R. Garcia

/s/ WILLIAM I JACOBS	Lead Director	July 30, 2007
William I Jacobs

/s/ EDWIN H. BURBA, JR.	Director	July 30, 2007
Edwin H. Burba, Jr.

/s/ ALEX W. (PETE) HART	Director	July 30, 2007
Alex W. (Pete) Hart

/s/ RAYMOND L. KILLIAN	Director	July 30, 2007
Raymond L. Killian

/s/ RUTH ANN MARSHALL	Director	July 30, 2007
Ruth Ann Marshall

/s/ ALAN M. SILBERSTEIN	Director	July 30, 2007
Alan M. Silberstein

/s/ MICHAEL W. TRAPP	Director	July 30, 2007
Michael W. Trapp

/s/ GERALD J. WILKINS	Director	July 30, 2007
Gerald J. Wilkins

GLOBAL PAYMENTS INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description
10.17	First Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated March 28, 2007, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007.

10.19	Second Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated October 23, 2003, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007.

10.20	Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007.

10.21	Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007 filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007.

10.25	Second Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated March 28, 2007 filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007.

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.