Form 10-Q
period 2007-08-31
GLOBAL PAYMENTS INC
filed 2007-10-04
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

Registrant’s telephone number, including area code: (770) 829-8000

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

The number of shares of the issuer’s common stock, no par value outstanding as of September 28, 2007 was 78,907,623.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended August 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended August 31,
	2007	2006
Revenues	$310,980	$260,308

Operating expenses:
Cost of service	116,309	98,190
Sales, general and administrative	127,436	98,591
Restructuring	1,003	—

	244,748	196,781

Operating income	66,232	63,527

Other income (expense):
Interest and other income	5,137	3,596
Interest and other expense	(1,873)	(2,162)

	3,264	1,434

Income before income taxes and minority interest	69,496	64,961
Provision for income taxes	(23,783)	(20,909)
Minority interest, net of tax (expense) benefit of $(88) and $108, respectively	(2,138)	(2,543)

Net income	$43,575	$41,509

Basic earnings per share	$0.54	$0.52

Diluted earnings per share	$0.53	$0.51

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 31, 2007	May 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$270,544	$308,872
Accounts receivable, net of allowances for doubtful accounts of $493 and $451, respectively	88,336	76,168
Claims receivable, net of allowances for losses of $5,425 and $5,139, respectively	3,341	2,187
Settlement processing assets	26,510	32,853
Inventory, net of obsolescence reserves of $603 and $639, respectively	4,075	3,435
Income tax receivable	—	1,457
Deferred income taxes	4,557	5,216
Prepaid expenses and other current assets	26,734	14,241

Total current assets	424,097	444,429

Property and equipment, net of accumulated depreciation of $169,964 and $166,056, respectively	122,588	118,495
Goodwill	454,459	451,244
Other intangible assets, net of accumulated amortization of $148,249 and $144,291, respectively	173,213	175,620
Other	11,021	10,841

Total assets	$1,185,378	$1,200,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$133	$—
Payables to money transfer beneficiaries	7,944	6,589
Accounts payable and accrued liabilities	115,756	115,671
Settlement processing obligations	14,572	20,617
Income taxes payable	3,665	—

Total current liabilities	142,070	142,877

Deferred income taxes	69,371	70,768
Other long-term liabilities	15,708	14,275

Total liabilities	227,149	227,920

Commitments and contingencies (See Note 13)

Minority interest in equity of subsidiaries	14,612	14,933

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 79,392,014 and 80,877,651 shares issued and outstanding at August 31, 2007 and May 31, 2007, respectively	—	—
Paid-in capital	369,405	430,166
Retained earnings	507,451	466,417
Accumulated other comprehensive income	66,761	61,193

Total shareholders’ equity	943,617	957,776

Total liabilities and shareholders’ equity	$1,185,378	$1,200,629

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended August 31,
	2007	2006
Cash flows from operating activities:
Net income	$43,575	$41,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,663	6,412
Amortization of acquired intangibles	3,566	3,393
Share-based compensation expense	3,147	4,898
Provision for operating losses and bad debts	5,926	5,125
Minority interest in earnings	2,050	2,651
Deferred income taxes	(1,089)	(1,322)
Other, net	(20)	853
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(12,116)	(8,545)
Claims receivable	(6,265)	(5,222)
Settlement processing assets and obligations, net	(569)	(7,572)
Inventory	(589)	(841)
Prepaid expenses and other assets	(11,573)	(10,283)
Payables to money transfer beneficiaries	1,355	(533)
Accounts payable and accrued liabilities	(1,044)	(9,943)
Income taxes payable	5,122	1,780

Net cash provided by operating activities	38,139	22,360

Cash flows from investing activities:
Capital expenditures	(9,605)	(6,929)
Business acquisitions	(2,625)	(67,195)

Net cash used in investing activities	(12,230)	(74,124)

Cash flows from financing activities:
Net borrowings on lines of credit	133	49
Principal payments under capital lease arrangements	—	(349)
Proceeds from stock issued under share-based compensation plans	2,321	4,946
Tax benefit from share-based compensation plans	2,831	2,240
Repurchase of common stock	(67,873)	—
Dividends paid	(1,622)	(1,601)
Distributions to minority interests	(2,372)	(2,530)

Net cash (used in) provided by financing activities	(66,582)	2,755

Effect of exchange rate changes on cash	2,345	(888)

Decrease in cash and cash equivalents	(38,328)	(49,897)
Cash and cash equivalents, beginning of period	308,872	218,475

Cash and cash equivalents, end of period	$270,544	$168,578

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

The unaudited consolidated financial statements include our accounts and the accounts of our majority-owned subsidiaries. These unaudited consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present our financial position, results of operations, and cash flows. Intercompany transactions have been eliminated in consolidation.

We prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate and the information presented is not misleading. We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2007.

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

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants that serve as collateral (“Merchant reserves”) to minimize contingent liabilities associated with charges properly reversed by a cardholder. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card associations. As of August 31, 2007 and May 31, 2007, our cash and cash equivalents included $112.3 million and $112.2 million, respectively, related to Merchant reserves.

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

For transactions processed on our systems, we use our network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants using country-specific payment networks such as the Federal Reserve’s Automated Clearing House system in the United States or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In our United States portfolio and in most of our Canadian portfolio, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card associations. For certain of our Canadian and Asia-Pacific merchant accounts, the Member funds the merchants before the Member receives the net settlement funds from the card associations, creating a net settlement asset at the Member. In the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. The Member will continue to provide these services until we integrate the Asia-Pacific operations into our own operations, which we expect will be completed in various phases through 2010. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada.

Timing differences, interchange expenses, Merchant reserves and exception items cause differences between the amount the Member receives from the card associations and the amount funded to the merchants. The standards of the card associations restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we follow a net settlement process whereby, if the incoming amount from the card associations precedes the Member’s funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in a joint deposit account or in an account at the Member bank, and record a corresponding liability. Conversely, if the Member’s funding obligation to the merchant precedes the incoming amount from the card associations, the amount of the Member’s net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member assesses a funding cost, which is included in interest and other expense on the accompanying unaudited consolidated statements of income. Each participant in the transaction process receives compensation for its services.

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. As of August 31, 2007 and May 31, 2007, our settlement processing assets primarily related to our processing for direct merchants in Canada, while our settlement processing obligations primarily related to our processing for direct merchants in the United States. Our reserve for operating losses and reserve for sales allowance relate to our “direct” merchant services business model. A summary of these amounts as of August 31, 2007 and May 31, 2007 are as follows:

	August 31, 2007	May 31, 2007
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$56,484	$54,279
Liability to Members	(10,257)	(1,590)
Exception items	652	469
Merchant reserves	(20,369)	(20,305)

Total	$26,510	$32,853

Settlement processing obligations:
Interchange reimbursement	$115,272	$111,618
Liability to Members	(39,209)	(38,986)
Exception items	4,460	1,776
Merchant reserves	(91,980)	(91,921)
Fair value of guarantees of customer chargebacks	(2,785)	(2,776)
Reserves for sales allowances	(330)	(328)

Total	$(14,572)	$(20,617)

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

As of both August 31, 2007 and May 31, 2007, $2.8 million has been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended August 31, 2007 and 2006, we recorded expenses for such items in the amounts of $0.7 million and $0.6 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of August 31, 2007 and May 31, 2007, we have a check guarantee loss reserve of $5.4 million and $5.1 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended August 31, 2007 and 2006, we recorded expenses of $5.1 million and $4.5 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Property and equipment— Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method. Leasehold improvements are amortized over the useful life of the asset. We capitalize the costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Maintenance and repairs are charged to operations as incurred.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at August 31, 2007 and May 31, 2007.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 34.2% and 32.2% for the three months ended August 31, 2007 and 2006, respectively.

Foreign currencies— We have foreign subsidiaries operating in Belgium, Bosnia and Herzegovina, Canada, the Czech Republic, Mexico, Russia, Spain, the United Kingdom, and the Asia-Pacific region that includes ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. The local currencies of these subsidiaries are the functional currencies, except for the subsidiary in Mexico whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three months ended August 31, 2007 and 2006, such transaction gains or losses were not significant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended August 31, 2007 and 2006 excludes incremental shares of 0.7 million and 0.5 million, respectively, related to stock options. These shares were excluded since they have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2007 and 2006:

	Three Months Ended August 31,
	2007	2006
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$43,575	$41,509

Basic weighted average shares outstanding	80,501	79,734

Earnings per share	$0.54	$0.52

Diluted EPS:
Net income available to common shareholders	$43,575	$41,509

Basic weighted average shares outstanding	80,501	79,734
Plus: dilutive effect of stock options and restricted stock awards	1,406	1,842

Diluted weighted average shares outstanding	81,907	81,576

Earnings per share	$0.53	$0.51

New accounting pronouncements— In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on June 1, 2008.

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

NOTE 2—BUSINESS ACQUISITIONS

During the three months ended August 31, 2007, we acquired a series of money transfer branch locations in the United States. The purpose of these acquisitions was to increase the market presence of our DolEx-branded money transfer offering. The operating results of the acquired locations were included in our unaudited consolidated financial statements from the date of acquisition.

These acquisitions have been recorded using the purchase method of accounting, and, accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The following table summarizes the preliminary purchase price allocations of these acquisitions (in thousands):

Total
Goodwill	$2,176
Non-compete agreements	414
Customer-related intangible assets	35

Total assets acquired	$2,625

The customer-related intangible assets created from the money transfer branch acquisitions have amortization periods of less than a year. The non-compete agreements created from the money transfer branch acquisitions have amortization periods of 3 years.

These acquisitions were not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to these acquisitions.

NOTE 3—GOODWILL

The changes to the goodwill balance during the three months ended August 31, 2007 are as follows (in thousands):

Goodwill balance as of May 31, 2007	$451,244
Goodwill acquired	2,176
Effect of foreign currency translation on goodwill carrying value	1,039

Goodwill balance as of August 31, 2007	$454,459

NOTE 4—INCOME TAX

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN 48 on June 1, 2007. As a result of this adoption, we recorded a $1.5 million increase in the liability for unrecognized tax benefits, which was accounted for as a $1.0 million reduction to the June 1, 2007 balance of retained earnings and a $0.5 million reduction to the June 1, 2007 balance of additional paid-in capital. As of the adoption date, we had liabilities for unrecognized tax benefits of $3.8 million and accrued interest and penalties of $0.7 million.

We recognize accrued interest related to unrecognized tax benefits in interest expense and accrued penalty expense related to unrecognized tax benefits in sales, general and administrative expenses. During the three months ended August 31, 2007, we recorded $0.1 million of accrued interest and penalty expense related to the unrecognized tax benefits.

We do not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain tax positions. We also do not anticipate that the liability for unrecognized tax benefits will significantly change within the next 12 months due to the settlement of audits and the expiration of statute of limitations.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations for years ended May 31, 2003 and prior. We are currently under audit by the Internal Revenue Service of the United States for the 2004 to 2005 tax years. It is likely that the examination phase of the audit for the years 2004 to 2005 will conclude in fiscal 2008.

NOTE 5—SHAREHOLDERS’ EQUITY

On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 1,821,320 shares of our common stock during the three months ended August 31, 2007 at a cost of $67.9 million, or an average of $37.27 per share, including commissions. As of August 31, 2007, we had $32.1 million remaining under our current share repurchase authorization.

NOTE 6—SHARE-BASED AWARDS AND OPTIONS

As of August 31, 2007, we have four share-based employee compensation plans. The total share-based compensation cost that has been charged against income for these plans aggregated $3.1 million and $4.9 million for the three months ended August 31, 2007 and 2006, respectively, for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income was $2.8 million and $2.2 million for the three months ended August 31, 2007 and 2006, respectively. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant. There was no share-based compensation capitalized during the three months ended August 31, 2007 and 2006.

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

The following table summarizes all outstanding options as of August 31, 2007 and the changes during the three months ended August 31, 2007.

	Three Months Ended August 31, 2007
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
2000 Plan
Outstanding at May 31	2,866	$18
Granted	—	—
Cancelled	(14)	20
Exercised	(141)	16

Outstanding at August 31	2,711	$18	$58.4

Shares available for future grant	—

2005 Plan
Outstanding at May 31	2,053	$36
Granted	215	37
Cancelled	(40)	34
Exercised	(30)	31

Outstanding at August 31	2,198	$36	$7.1

Shares available for future grant	5,304

Director Plan
Outstanding at May 31	252	$22
Granted	—	—
Cancelled	—	—
Exercised	—	—

Outstanding at August 31	252	$22	$4.4

Shares available for future grant	721

Total stock options outstanding as of August 31, 2007 have a weighted average exercise price of $26, a weighted average remaining contractual life of 6.7 years and an aggregate intrinsic value of $69.9 million. As of August 31, 2007 stock options exercisable total 3.2 million and have a weighted average exercise price of $21, a weighted average remaining contractual life of 5.9 years and an aggregate intrinsic value of $58.6 million. The aggregate intrinsic value of stock options exercised as of August 31, 2007 and 2006 was $6.6 million and $5.8 million, respectively. As of August 31, 2007, we had $13.2 million of total unrecognized compensation cost related to unvested options, which we expect to recognize over a weighted average period of 1.3 years.

The weighted average grant-date fair values of each option granted as of the three months ended August 31, 2007 and 2006 was $13 and $16, respectively. The fair value of each option granted in the three months ended August 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	Three Months Ended August 31,
2005 Plan	2007	2006
Risk-free interest rates	4.53%	4.87%
Expected volatility	31.70%	29.99%
Dividend yields	0.19%	0.19%
Expected lives	5 years	5 years

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

Grants of restricted shares are subject to forfeiture if a grantee, among other conditions, leaves our employment prior to expiration of the restricted period. Beginning June 1, 2006, new grants of restricted shares generally vest one year after the date of grant with respect to 25% of the shares granted, an additional 25% after two years, an additional 25% after three years, and the remaining 25% after four years. For restricted shares granted prior to June 1, 2006, the restrictions generally lapse two years after the date of grant with respect to 33% of the shares granted, an additional 33% after three years, and the remaining 33% after four years.

The following table summarizes the changes in non-vested restricted stock awards for the three months ended August 31, 2007:

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)
Non-vested at June 1	278	$37
Granted	390	38
Vested	(115)	29
Forfeited	(3)	46

Non-vested at August 31	550	$39

The total fair value of shares vested during the three months ended August 31, 2007 was $3.4 million. During the three months ended August 31, 2006, the weighted average grant-date fair value of shares vested was $17 and the total fair value of shares vested during these three months was $1.1 million.

We recognized compensation expenses for restricted stock of $0.9 million and $0.8 million in the three months ended August 31, 2007 and 2006, respectively. As of August 31, 2007, there was $20.0 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 3.6 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25 thousand or 20% of their annual compensation for the purchase of stock. For periods prior to October 1, 2006, the price for shares purchased under the plan was the lower of 85% of the market value on the first day or the last day of the quarterly purchase period. With the quarterly purchase period beginning on October 1, 2006, the price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. At August 31, 2007, 0.7 million shares had been issued under this plan, with 1.7 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during the three months ended August 31, 2007 and 2006 was $5 and $10, respectively.

For the quarterly purchases after October 1, 2006, the fair value of each designated share purchased under the Employee Stock Purchase Plan is based on the 15% discount on the purchase date since the price of the shares is determined as of the purchase date.

For the quarterly purchases during the three months ended August 31, 2006, the fair value of each designated share purchased under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions:

Three Months Ended August 31, 2006
Risk-free interest rates	4.9%
Expected volatility	33.93%
Dividend yields	0.19%
Expected lives	3 months

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

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended August 31,
	2007	2006
	(in thousands)
Net income	$43,575	$41,509
Foreign currency translation, net of tax of $(301) and $(418), respectively	5,568	(1,325)

Total comprehensive income	$49,143	$40,184

NOTE 8—RETIREMENT BENEFITS

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

The components of net periodic benefit costs relating to Global Payments’ noncontributory defined benefit pension plan and the SERP are as follows:

	Three Months Ended August 31,
	2007	2006
	(in thousands)
Service cost	$—	$—
Interest cost	150	144
Expected return on plan assets	(169)	(136)
Amortization of prior service cost	4	4
Amortization of net loss	9	16

Net periodic benefit (income) cost	$(6)	$28

No contributions have been made to the noncontributory defined benefit plan or the SERP during the three months ended August 31, 2007. We expect to contribute $0.7 million to the noncontributory defined benefit pension plan in fiscal 2008. We do not expect to make contributions to the SERP in fiscal 2008.

NOTE 9—RESTRUCTURING

The following schedule details the rollforward of the restructuring liability from May 31, 2006 to August 31, 2007:

	Liability Balance as of May 31, 2006	Costs Accrued During Fiscal 2007	Costs Paid During Fiscal 2007	Liability Balance as of May 31, 2007	Costs Accrued During Fiscal 2008	Costs Paid During Fiscal 2008	Liability Balance as of August 31, 2007
	(in thousands)
One-time employee termination benefits	$248	$1,866	$368	$1,746	$1,003	$331	$2,418
Contract termination costs	6	104	110	—	—	—	—

Total	$254	$1,970	$478	$1,746	$1,003	$331	$2,418

During the fourth quarter of fiscal 2007, consistent with our strategy to leverage infrastructure and consolidate operations, we committed to plans to close two locations and consolidate their functions as well as other functions into existing locations. These restructuring plans will require staff reduction and facility closure costs and are expected to be completed during our second quarter of fiscal 2008. We expect to incur additional restructuring charges of up to $0.7 million in fiscal 2008 related to these restructuring plans.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the three months ended August 31, 2007 and 2006 are as follows:

	Three Months Ended August 31,
	2007	2006
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$18,605	$16,239
Interest paid	1,723	1,793

NOTE 11—SEGMENT INFORMATION

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three months ended August 31, 2007 and 2006:

	Three Months Ended August 31,
	2007	2006
	(in thousands)
Revenues:
Domestic direct	$167,868	$135,442
Canada	66,677	60,918
Asia-Pacific	16,064	5,486
Central and Eastern Europe	13,775	13,275
Domestic indirect and other	11,582	12,195

Merchant services	275,966	227,316

Domestic	29,581	29,302
Europe	5,433	3,690

Money transfer	35,014	32,992

Consolidated revenues	$310,980	$260,308

Operating income for segments:
Merchant services	$76,106	$72,961
Money transfer	3,722	4,679
Corporate	(12,593)	(14,113)
Restructuring	(1,003)	—

Consolidated operating income	$66,232	$63,527

Depreciation and amortization:
Merchant services	$8,955	$8,390
Money transfer	1,153	1,281
Corporate	121	134

Consolidated depreciation and amortization	$10,229	$9,805

Enterprise-Wide Disclosures

Our results of operations and our financial condition are not significantly reliant upon any single customer.

We operate primarily in the United States, Canada, Europe, and the Asia-Pacific region. The following is a breakdown of consolidated revenues by geographic region:

	Three Months Ended August 31,
	2007	2006
	(in thousands)
United States	$208,805	$176,718
Canada	66,677	60,918
Europe	19,434	17,186
Asia-Pacific	16,064	5,486

	$310,980	$260,308

The following is a breakdown of long-lived assets by geographic region:

	August 31, 2007	May 31, 2007
	(in thousands)
United States	$417,397	$413,278
Canada	161,714	161,229
Asia-Pacific	69,204	69,957
Europe	99,467	98,281
Latin America	2,478	2,614

	$750,260	$745,359

NOTE 12—RELATED PARTY TRANSACTIONS

From time to time, in the course of settling money transfer transactions, we purchase foreign currency from Consultoria Internacional Casa de Cambio (“CISA”), a Mexican company partially owned by certain of our employees. We purchased 2.2 billion Mexican pesos for $201.1 million and 2.2 billion Mexican pesos for $202.6 million during the three months ended August 31, 2007 and 2006, respectively, from CISA. We believe these currency transactions were executed at prevailing market exchange rates.

Also from time to time, money transfer transactions are settled at destination facilities owned by CISA. We incurred related settlement expenses, included in cost of service in the accompanying unaudited consolidated statements of income, of $0.2 million in both the three months ended August 31, 2007 and 2006.

In the normal course of business, we periodically utilize the services of contractors to provide software development services. An employee of ours that was hired on April 18, 2005 is also an employee, officer and part owner of a firm that provides such services. The services provided by this firm primarily relate to software development in connection with our next generation front-end processing system in the United States. During the three months ended August 31, 2007 and 2006, we capitalized fees paid to this firm of $0.1 million and $0.5 million, respectively. As of August 31, 2007 and May 31, 2007, capitalized amounts paid to this firm of $4.7 million and $4.6 million, respectively, were included in property and equipment in the accompanying consolidated balance sheets. In addition, we expensed amounts paid to this firm of $0.1 million during the three months ended August 31, 2007. Amounts paid to this firm and expensed during the first quarter of fiscal year 2007 were not significant. Since the related software has not yet been placed in service, no amortization expense has been recorded in the accompanying financial statements.

NOTE 13—COMMITMENTS AND CONTINGENCIES

On November 16, 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2007. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of both August 31, 2007 and May 31, 2007, we had no borrowings outstanding on our U.S. Credit Facility.

On November 16, 2006, we entered into an amendment to our credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is an uncommitted facility, which consists of a line of credit of $25 million Canadian dollars, or $24 million United States dollars based on the August 31, 2007 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars during the peak holiday season and does not have a fixed term. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2007. As of both August 31, 2007 and May 31, 2007, we had no borrowings outstanding on our Canadian Credit Facility.

During the three months ended August 31, 2007, our Chinese subsidiary in the Asia-Pacific region entered into a revolving credit facility to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by the People’s Bank of China. As of August 31, 2007, this facility totaled $1.1 million, of which we had $0.1 million of borrowings outstanding, based on the exchange rate in effect on that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

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

We market our products and services throughout the United States, Canada, Europe and the Asia-Pacific region. We operate in two business segments, merchant services and money transfer, and we offer various products through these segments. Our merchant services segment targets customers in many vertical industries including financial institutions, government, professional services, restaurants, universities, utilities, gaming, retail and health care. Our money transfer segment primarily targets immigrants in the United States and Europe. See Note 11 in the notes to unaudited consolidated financial statements for additional segment information.

Our offerings in the merchant services segment provide merchants, independent sales organizations, or ISOs, and financial institutions with credit and debit card transaction processing, as well as check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. We also offer sales, installation, and servicing of ATM and point of sale, or POS, terminals and selected card issuing services, which are components of indirect merchant services, through Global Payments Europe, s.r.o., our subsidiary based in the Czech Republic. Our direct merchant services are marketed in the United States, Canada, and throughout the Asia-Pacific region, while our indirect merchant services are marketed in the United States, Canada, and Europe.

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

Executive Overview

Revenues increased 19% to $311.0 million in the three months ended August 31, 2007 from $260.3 million in the prior year’s comparable period. This revenue growth was primarily due to our domestic direct and new Asia-Pacific merchant services channels. Consolidated operating income was $66.2 million for the three months ended August 31, 2007, which resulted in an operating margin of 21.3% for the three months ended August 31, 2007. Net income increased $2.1 million, or 5%, to $43.6 million in the three months ended August 31, 2007 from $41.5 million in the prior year’s comparable period, resulting in a $0.02 increase in diluted earnings per share to $0.53 in the three months ended August 31, 2007 from $0.51 in the prior year’s comparable period.

Merchant services segment revenue increased $48.7 million or 21% to $276.0 million in the three months ended August 31, 2007, and money transfer segment revenue increased $2.0 million or 6% to $35.0 million in the three months ended August 31, 2007. Merchant services segment operating income increased $3.1 million or 4% to $76.1 million in the three months ended August 31, 2007, with operating margins of 27.6% and 32.1% for the three months ended August 31, 2007 and 2006, respectively. Money transfer segment operating income decreased $1.0 million or 20% to $3.7 million in the three months ended August 31, 2007, with operating margins of 10.6% and 14.2% for the three months ended August 31, 2007 and 2006, respectively.

The consolidated operating income and earnings per share amounts reflect restructuring charges of $1.0 million in three months ended August 31, 2007. We did not incur restructuring charges in the months ended August 31, 2006. Restructuring charges represented 0.3% of revenue in the three months ended August 31, 2007. These charges primarily relate to employee termination benefits due to facility consolidations. Please see Note 9 in the notes to the unaudited consolidated financial statements for more information.

On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 1,821,320 shares of our common stock during the three months ended August 31, 2007 at a cost of $67.9 million, or an average of $37.27 per share, including commissions. As of August 31, 2007, we had $32.1 million remaining under our current share repurchase authorization.

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

Results of Operations

The following table shows key selected financial data for the three months ended August 31, 2007 and 2006, this data as a percentage of total revenues, and the changes between three months ended August 31, 2007 and 2006, in dollars and as a percentage of the prior year’s comparable period.

	August 31, 2007	% of Revenue(1)	August 31, 2006	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
Domestic direct	$167,868	54%	$135,442	52%	$32,426	24%
Canada	66,677	21	60,918	23	5,759	9
Asia-Pacific	16,064	5	5,486	2	10,578	193
Central and Eastern Europe	13,775	4	13,275	5	500	4
Domestic indirect and other	11,582	4	12,195	5	(613)	(5)

Merchant services	275,966	89	227,316	87	48,650	21

Domestic	29,581	10	29,302	11	279	1
Europe	5,433	2	3,690	1	1,743	47

Money transfer	35,014	11	32,992	13	2,022	6

Total revenues	$310,980	100%	$260,308	100%	$50,672	19%

Consolidated operating expenses:
Cost of service	$116,309	37.4%	$98,190	37.7%	$18,119	18%
Sales, general and administrative	127,436	41.0	98,591	37.9	28,845	29
Restructuring	1,003	0.3	—	—	1,003	—

Operating income	$66,232	21.3%	$63,527	24.4%	$2,705	4%

Operating income for segments:
Merchant services	$76,106		$72,961		$3,145	4%
Money transfer	3,722		4,679		(957)	(20)
Corporate	(12,593)		(14,113)		1,520	11
Restructuring	(1,003)		—		(1,003)	—

Operating income	$66,232		$63,527		$2,705	4%

Operating margin for segments:
Merchant services segment	27.6%		32.1%		(4.5)%
Money transfer segment	10.6%		14.2%		(3.6)%

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

In the three months ended August 31, 2007, revenues increased 19% to $311.0 million from $260.3 million in the prior year’s comparable period. We attribute this revenue growth primarily to our domestic direct and the Asia-Pacific merchant services channels. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable growth through acquisitions, pursue enhanced products and services for our customers, and leverage our existing business model. We expect our fiscal 2008 consolidated revenues to range from $1,195 million to $1,247 million, reflecting growth of 13% to 17% over fiscal 2007.

Merchant Services Segment

In the three months ended August 31, 2007, revenue from our merchant services segment increased by $48.7 million or 21% to $276.0 million from $227.3 million in the prior year’s comparable period.

We have continued to grow our domestic direct merchant channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For the three months ended August 31, 2007, our credit and debit card processed transactions grew 30% and our revenue grew 24% for this channel compared to the prior year period. Our domestic direct credit card average dollar value of transaction, or average ticket, decreased in the mid single digit percentage range, due to a shift toward smaller merchants added through our ISOs. Offsetting this decline in average ticket was a mid single digit percentage increase in our average discount revenue per dollar value volume, or spread, compared to the prior year. Our spread was favorably impacted by the shift towards smaller merchants added through our ISOs. Smaller merchants tend to have lower average tickets and higher spreads than larger merchants. Aside from the impact of changes in our average ticket and spread, the remaining difference between our transaction growth and revenue growth is due to our service fees, equipment fees and check-related services. The total of this revenue grew at a lesser rate than our credit and debit card transaction growth. For fiscal year 2008, we expect annual revenue growth in the high teens to low 20% range for this channel.

For the three months ended August 31, 2007, our Canadian direct credit and debit card processed transactions grew 4%, with overall Canadian revenue growth of 9% compared to the prior year period. The difference between our transaction growth and revenue growth was primarily due to a favorable Canadian currency exchange rate. For fiscal 2008, we expect annual revenue growth in the high single digit to low teens percentage range for our Canadian channel.

Our Asia-Pacific merchant services revenue for the three months ended August 31, 2007 and 2006 was $16.1 million and $5.5 million, respectively. We completed the purchase of our ownership in HSBC’s merchant acquiring business on July 24, 2006, and began operating in this channel at that time. For fiscal 2008, we expect to achieve Asia-Pacific merchant services revenue growth of 30% to 40% compared to fiscal 2007. We expect to realize this growth through enhancing our Asia-Pacific direct sales force, in addition to the benefit of growth in the industry and the impact of reporting a full year of results in fiscal 2008 compared to a partial year in fiscal 2007.

Our Central and Eastern European merchant services revenue for the three months ended August 31, 2007 increased 4% compared to the prior year period, largely due to a favorable year-over-year Czech currency exchange rate, the impact of our Diginet acquisition and growth in credit and debit card processed transactions of 10%. In the three months ended August 31, 2007, revenue growth was offset by the loss of a major customer which deconverted at the end of fiscal 2007, in addition to the impact of price reductions granted on contract renewals. We expect annual fiscal 2008 revenue growth for this channel in the mid single digit to low double digit percentage range.

We experienced continued and expected declines in our domestic indirect and other channel, with a 1% year-over-year decline in credit and debit card transactions processed and a 5% decline in revenue for the three months ended August 31, 2007. We attribute these revenue declines to the industry consolidation of financial institutions and competitive pricing pressures. For fiscal 2008, we expect an annual revenue decline in the low single digit to high single digit percentage range for this channel.

Money Transfer Segment

For the three months ended August 31, 2007, our domestic money transfer channel transactions grew 13% while revenue grew 1%, compared to the prior year’s comparable period. The growth in transactions was driven primarily by same store sales growth and an increasing domestic branch footprint resulting in 898 domestic branches as of August 31, 2007, compared to 857 branch locations as of August 31, 2006. The increase in domestic locations is primarily the result of acquiring branch locations and opening new locations, offset by branch closures. This expansion was offset by lower pricing consistent with our strategy of price leadership. We believe that fewer immigrants may be coming to the United States due to increased immigration legislation and enforcement, a downturn in the United States housing market, and an improving Mexican economy, which may be contributing to a competitive pricing environment.

In Europe, we increased our branch footprint to 71 branch locations as of August 31, 2007, compared to 47 locations as of August 31, 2006. For the three months ended August 31, 2007, our European money transfer revenue grew 47%, primarily due to new branch locations, which resulted in transaction growth of 49%.

For fiscal 2008, we expect annual revenue growth in the mid single digit to low double digit percentage range for our money transfer segment.

Consolidated Operating Expenses

Cost of service increased by $18.1 million or 18% to $116.3 million for the three months ended August 31, 2007 compared to $98.2 million for the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 37.4% of revenue for the three months ended August 31, 2007 from 37.7% for the prior year’s comparable period.

In the three months ended August 31, 2007, the decline in cost of service as a percentage of revenue is related to our revenue growth and the related economies of scale benefits. The growth in cost of service expenses is primarily due to the addition of our new Asia-Pacific channel, expansion of our money transfer branch network, and increases in variable processing expenses associated with our revenue growth, primarily assessment fees paid to card associations.

Sales, general and administrative expenses increased by $28.8 million or 29% to $127.4 million in the three months ended August 31, 2007 from $98.6 million in the prior year’s comparable period. As a percentage of revenue, these expenses increased to 41.0% for the three months ended August 31, 2007 compared to 37.9% in the prior year’s comparable period.

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

Merchant Services Segment

Operating income in the merchant services segment increased $3.1 million or 4% to $76.1 million for the three months ended August 31, 2007 compared to $73.0 million in the prior year’s comparable period. The operating margin was 27.6% and 32.1% for the three months ended August 31, 2007 and 2006, respectively.

This operating margin decline is primarily due to the growth of our ISO channel and the addition of our Asia-Pacific channel. We are expecting fiscal 2008 total merchant services operating income margin in the 25.5% to 25.9% range. The anticipated decline in this margin compared to fiscal 2007 is primarily due to strong expected growth in our ISO channel, which generally has a dilutive effect on our operating margin, and the addition of our new Asia-Pacific channel, both as discussed above.

Money Transfer Segment

Operating income in the money transfer segment decreased $1.0 million or 20% to $3.7 million for the three months ended August 31, 2007 compared to $4.7 million in the prior year’s comparable period. This decrease resulted in an operating margin of 10.6% for the three months ended August 31, 2007, compared to 14.2% in the prior year’s comparable period. This operating margin decline was primarily due to the increased price competition discussed above and our use of a fixed-cost, branch-owned model at the point of sale. The money transfer operating income decline was partially offset by a favorable resolution of a claim during the three months ended August 31, 2007. We expect fiscal 2008 total money transfer operating income margin to be in the low double digit percentage range.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, Board of Directors’ fees, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation. Our corporate costs decreased 11% to $12.6 million for the three months ended August 31, 2007 compared to $14.1 million in the prior year’s comparable period. This decrease is largely due to lower share-based compensation expenses in the current year. For fiscal 2008, we expect 0% to low single digit percentage growth in corporate expenses.

Restructuring Charges

During the fourth quarter of fiscal 2007, we committed to plans to close two locations and consolidate their functions into existing locations, which is consistent with our strategy to leverage infrastructure and consolidate operations. These restructuring plans will require staff reduction and facility closure costs and are expected to be completed during our second quarter of fiscal 2008. We recorded restructuring charges of $1.0 million in the first quarter of fiscal 2008, and we expect to incur an additional restructuring charge of up to $0.7 million related to these plans during the three months ending November 30, 2007.

Consolidated Operating Income

Consolidated operating income increased $2.7 million or 4% to $66.2 million for the three months ended August 31, 2007 compared to $63.5 million in the prior year’s comparable period. This change resulted in an operating margin of 21.3% for the three months ended August 31, 2007 compared to 24.4% in the prior year’s comparable period. We expect fiscal 2008 total company operating income margin of between 19.1% and 19.5%, excluding the impact of restructuring charges relating to our facility consolidation programs as discussed above.

Consolidated Other Income/Expense, Net

Interest and other income increased to $3.3 million for the three months ended August 31, 2007 compared to $1.4 million in the prior year’s comparable period. This improvement is largely due to higher interest income due to higher cash balances and investment rates. During fiscal 2008, we expect approximately $9 million to $12 million in income from the net of our interest and other income and interest and other expense.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 34.2% and 32.2% for the three months ended August 31, 2007 and 2006, respectively. The increase is primarily due to valuation allowances provided in the three months ended August 31, 2007 relating to certain of our Asia-Pacific subsidiaries, in addition to favorable one-time tax benefit items in the prior year’s comparable period related to income tax statute expirations and certain tax planning initiatives. We anticipate our fiscal 2008 effective tax rate will be between 33% and 34%.

Minority Interest, Net of Tax

Minority interest, net of tax decreased to $2.1 million for the three months ended August 31, 2007 compared to $2.5 million in the prior year’s comparable period, primarily related to our investment in the Asia-Pacific channel as discussed above, offset by growth in our Comerica Bank alliance. For fiscal 2008, we expect $8 million to $11 million in minority interest, net of tax.

Net Income and Diluted Earnings Per Share

Net income increased $2.1 million or 5% to $43.6 million in the three months ended August 31, 2007 from $41.5 million in the prior year’s comparable period. This increase resulted in a $0.02 increase in diluted earnings per share to $0.53 in the three months ended August 31, 2007 compared to $0.51 in the prior year’s comparable period. We expect diluted earnings per share to range from $1.87 to $1.96 for fiscal 2008, excluding the anticipated restructuring charges discussed above. Lastly, we expect 81.0 million to 81.8 million in average diluted shares outstanding for fiscal 2008.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At August 31, 2007, we had cash and cash equivalents totaling $270.5 million. As of August 31, 2007, our cash and cash equivalents included $112.3 million related to Merchant reserves. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card associations. See Cash and cash equivalents under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash provided by operating activities increased to $38.1 million in the three months ended August 31, 2007 from $22.4 million in the prior year’s comparable period. The increase in cash flow from operating activities was primarily due to changes in working capital of $15.5 million. This working capital change was primarily due to the change in accounts payable and accrued liabilities of $8.9 million, the change in net settlement processing assets and obligations of $7.0 million, and the change in income taxes payable of $3.3 million, partially offset by an increase in accounts receivable of $3.6 million.

The change in accounts payable and accrued liabilities is due to timing differences related to payments versus accruals, primarily ISO commissions, year-end bonus accruals, employee benefit payments, obligations to purchase foreign currencies, and third party processing charges. The change in net settlement processing assets and obligations relates to timing differences, primarily relating to the Merchant reserves held as collateral. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details. The change in income taxes payable is attributed to the timing and amount of estimated tax payments this year compared to last year. The change in accounts receivable is primarily due to the timing and growth of our domestic direct revenue.

Net cash used in investing activities decreased $61.9 million to $12.2 million in the three months ended August 31, 2007 from $74.1 million in the prior year’s comparable period due to the decrease in business acquisition activities. During the three months ended August 31, 2007, business acquisition activity required $2.6 million for the acquisition of money transfer branch locations. During the three months ended August 31, 2006, business acquisition activity required $67.2 million for the HSBC merchant acquiring acquisition.

Capital expenditures increased to $9.6 million in the three months ended August 31, 2007 from $6.9 million in the prior year’s comparable period. These expenditures primarily relate to software and infrastructure, including our next generation technology processing platform. The capital expenditures for the three months ended August 31, 2007 also included spending for merchant terminals and our operating center consolidation plan that we committed to during the fourth quarter of fiscal 2007. For fiscal 2008, we expect capital expenditures of $40 to $50 million.

In the three months ended August 31, 2007, $66.6 million, net was used in financing activities compared to $2.8 million, net provided by financing activities in the prior year’s comparable period. The increase in cash used in financing activities was primarily due to $67.9 million in share repurchases of our common stock during the three months ended August 31, 2007. See the Executive Overview for additional details.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of August 31, 2007, we do not have any material capital commitments, other than commitments under operating leases and planned expansions.

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

Credit Facilities

On November 16, 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2007. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of both August 31, 2007 and May 31, 2007, we had no borrowings outstanding on our U.S. Credit Facility.

On November 16, 2006, we entered into an amendment to our credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is an uncommitted facility which consists of a line of credit of $25 million Canadian dollars, or $24 million United States dollars based on the August 31, 2007 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars during the peak holiday season and does not have a fixed term. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2007. As of both August 31, 2007 and May 31, 2007, we had no borrowings outstanding on our Canadian Credit Facility.

During the three months ended August 31, 2007, our Chinese subsidiary in the Asia-Pacific region entered into a revolving credit facility to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by the People’s Bank of China. As of August 31, 2007, this facility totaled $1.1 million, of which we had $0.1 million of borrowings outstanding, based on the exchange rate in effect on that date.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended August 31, 2007, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2007. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2007 and Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 for information on those matters which could adversely affect our business and results of operations.

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

NYSE Euronext

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Euros and the various currencies of the Asia-Pacific region, Canada, Central and Eastern Europe, and Central and South America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the three months ended August 31, 2007, foreign currency exposures increased our revenues by $5.1 million over the comparable period in the prior year. For the three months ended August 31, 2007, foreign currency exposures increased our net income by $1.6 million over the comparable period in the prior year, calculated by applying our consolidated effective income tax rate for the appropriate period.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 contains additional information regarding our exposure to market risk.

Item 4.	Controls and Procedures

As of August 31, 2007, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2007, our disclosure controls and procedures were effective.

During the first quarter of fiscal 2007, we completed the purchase of a fifty-six percent ownership interest in the merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. We intend to integrate the payment processing operations and related support services into our own operations. HSBC will continue to provide these operations and services to the business under a transition services agreement until the integration efforts are completed, which we expect will be completed in various phases through 2010. Until we can integrate the business’ financial reporting function into our own, we will rely on HSBC to provide certain financial data for the business for purposes of drafting our consolidated financial statements. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC’s internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the financial data being provided by HSBC. The revenues from the HSBC alliance in countries operating under the transition services agreement represented 5% of our consolidated revenues for the three months ended August 31, 2007.

There have been no significant changes during the first quarter of fiscal 2008 to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the first quarter of fiscal 2008, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
June 1, 2007 – June 30, 2007	—	—	—	$100,000,000
July 1, 2007 – July 31, 2007	—	—	—	$100,000,000
August 1, 2007 – August 31, 2007	1,821,320	$37.27	1,821,320	$32,126,881

Total	1,821,320	$37.27	1,821,320

Note: On April 5, 2007, we issued a press release announcing that our Board of Directors has approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be retired but will be available for future issuance.

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

Global Payments Inc.
(Registrant)

Date: October 4, 2007	/s/ Joseph C. Hyde
Joseph C. Hyde
Chief Financial Officer

Date: October 4, 2007	/s/ Martin A. Picciano
Martin A. Picciano
Chief Accounting Officer