Form 10-Q
period 2007-11-30
GLOBAL PAYMENTS INC
filed 2008-01-08
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-16111

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

The number of shares of the issuer’s common stock, no par value outstanding as of January 2, 2008 was 79,482,513.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended November 30, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended November 30,
	2007	2006
Revenues	$308,776	$260,697

Operating expenses:
Cost of service	116,513	105,766
Sales, general and administrative	133,518	102,628
Restructuring	314	—

	250,345	208,394

Operating income	58,431	52,303

Other income (expense):
Interest and other income	4,739	3,728
Interest and other expense	(1,268)	(1,737)

	3,471	1,991

Income before income taxes and minority interest	61,902	54,294
Provision for income taxes	(21,023)	(17,692)
Minority interest, net of tax benefit of $524 and $236, respectively	(2,566)	(2,600)

Net income	$38,313	$34,002

Basic earnings per share	$0.48	$0.42

Diluted earnings per share	$0.48	$0.42

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Six Months Ended November 30,
	2007	2006
Revenues	$619,756	$521,005

Operating expenses:
Cost of service	232,822	203,956
Sales, general and administrative	260,954	201,219
Restructuring	1,317	—

	495,093	405,175

Operating income	124,663	115,830

Other income (expense):
Interest and other income	9,876	7,324
Interest and other expense	(3,141)	(3,899)

	6,735	3,425

Income before income taxes and minority interest	131,398	119,255
Provision for income taxes	(44,806)	(38,601)
Minority interest, net of tax benefit of $436 and $344, respectively	(4,704)	(5,143)

Net income	$81,888	$75,511

Basic earnings per share	$1.03	$0.94

Diluted earnings per share	$1.01	$0.92

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 30, 2007	May 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$363,397	$308,872
Accounts receivable, net of allowances for doubtful accounts of $416 and $451, respectively	83,823	76,168
Claims receivable, net of allowances for losses of $5,577 and $5,139, respectively	4,002	2,187
Settlement processing assets	18,697	32,853
Inventory, net of obsolescence reserves of $774 and $639, respectively	6,252	3,435
Income tax receivable	—	1,457
Deferred income taxes	4,496	5,216
Prepaid expenses and other current assets	29,350	14,241

Total current assets	510,017	444,429

Property and equipment, net of accumulated depreciation of $178,136 and $166,056, respectively	134,221	118,495
Goodwill	471,923	451,244
Other intangible assets, net of accumulated amortization of $154,532 and $144,291, respectively	175,995	175,620
Other	10,593	10,841

Total assets	$1,302,749	$1,200,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$679	$—
Payables to money transfer beneficiaries	6,793	6,589
Accounts payable and accrued liabilities	117,425	115,671
Settlement processing obligations	61,726	20,617
Income taxes payable	2,501	—

Total current liabilities	189,124	142,877

Deferred income taxes	76,451	70,768
Other long-term liabilities	17,735	14,275

Total liabilities	283,310	227,920

Commitments and contingencies (See Note 13)
Minority interest in equity of subsidiaries	15,683	14,933
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 79,470,829 and 80,877,651 shares issued and outstanding at November 30, 2007 and May 31, 2007, respectively	—	—
Paid-in capital	368,841	430,166
Retained earnings	544,193	466,417
Accumulated other comprehensive income	90,722	61,193

Total shareholders’ equity	1,003,756	957,776

Total liabilities and shareholders’ equity	$1,302,749	$1,200,629

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2007	2006
Cash flows from operating activities:
Net income	$81,888	$75,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,712	13,040
Amortization of acquired intangibles	7,266	7,018
Share-based compensation expense	6,592	8,614
Provision for operating losses and bad debts	14,444	12,861
Minority interest in earnings	5,139	5,487
Deferred income taxes	(1,287)	(6,996)
Other, net	156	967
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(7,604)	(6,962)
Claims receivable	(12,863)	(10,140)
Settlement processing assets and obligations, net	51,818	9,339
Inventory	(2,836)	(2,073)
Prepaid expenses and other assets	(8,209)	686
Payables to money transfer beneficiaries	204	(24)
Accounts payable and accrued liabilities	(3,001)	7,722
Income taxes payable	3,958	(831)

Net cash provided by operating activities	149,377	114,219

Cash flows from investing activities:
Capital expenditures	(22,914)	(15,259)
Business and intangible asset acquisitions	(11,551)	(79,530)

Net cash used in investing activities	(34,465)	(94,789)

Cash flows from financing activities:
Net borrowings on lines of credit	679	—
Principal payments under capital lease arrangements	—	(544)
Proceeds from stock issued under share-based compensation plans	13,251	12,080
Tax benefit from share-based compensation plans	7,039	5,152
Repurchase of common stock	(87,020)	—
Dividends paid	(3,193)	(3,212)
Distributions to minority interests	(4,876)	(4,707)

Net cash (used in) provided by financing activities	(74,120)	8,769

Effect of exchange rate changes on cash	13,733	2,573

Increase in cash and cash equivalents	54,525	30,772
Cash and cash equivalents, beginning of period	308,872	218,475

Cash and cash equivalents, end of period	$363,397	$249,247

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

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants (“Merchant reserves”) that serve as collateral to minimize contingent liabilities associated with charges properly reversed by a cardholder. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card associations. As of November 30, 2007 and May 31, 2007, our cash and cash equivalents included $126.8 million and $112.2 million, respectively, related to Merchant reserves.

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

We also provide credit card transaction processing for Discover Financial Services or Discover Card (“Discover”) and are designated as an acquirer by Discover. This designation provides us with a direct relationship between us and Discover, and therefore a Member sponsorship is not required. Our agreement with Discover allows us to route and clear transactions directly through Discover’s network. Otherwise, we process Discover transactions similarly to how we process MasterCard and Visa transactions. Discover publishes acquirer operating regulations, with which we must comply. We use our Members to assist in funding merchants for Discover transactions.

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

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. As of November 30, 2007 and May 31, 2007, our settlement processing assets primarily related to our processing for direct merchants in Canada, while our settlement processing obligations primarily related to our processing for direct merchants in the United States and Asia-Pacific. Our reserve for operating losses and reserve for sales allowance relate to our “direct” merchant services business model. A summary of these amounts as of November 30, 2007 and May 31, 2007 are as follows:

	November 30, 2007	May 31, 2007
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$58,026	$54,279
Liability to Members, net	(20,604)	(1,590)
Exception items	2,454	469
Merchant reserves	(21,179)	(20,305)

Total	$18,697	$32,853

Settlement processing obligations:
Interchange reimbursement	$106,706	$111,618
Liability to Members, net	(71,793)	(38,986)
Exception items	13,157	1,776
Merchant reserves	(105,600)	(91,921)
Fair value of guarantees of customer chargebacks	(3,850)	(2,776)
Reserves for sales allowances	(346)	(328)

Total	$(61,726)	$(20,617)

Reserve for operating losses—As a part of our merchant credit and debit card processing and check guarantee services, we experience merchant losses and check guarantee losses, which are collectively referred to as “operating losses.”

Our credit card processing merchant customers are liable for any charges properly reversed by a cardholder. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other merchant-related reason, we may be liable for any such reversed charges based on our Member sponsorship agreements. We require cash deposits, guarantees, letters of credit, and other types of collateral by certain merchants to minimize any such contingent liability. We also utilize a number of systems and procedures to manage merchant risk. We have, however, historically experienced losses due to merchant defaults.

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

As of November 30, 2007 and May 31, 2007, $3.9 million and $2.8 million, respectively, has been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended November 30, 2007 and 2006, we recorded expenses for such items in the amounts of $2.4 million and $2.0 million, respectively. For the six months ended November 30, 2007 and 2006, we recorded expenses for such items in the amounts of $3.1 million and $2.6 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of November 30, 2007 and May 31, 2007, we have a check guarantee loss reserve of $5.6 million and $5.1 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended November 30, 2007 and 2006, we recorded expenses of $5.9 million and $5.7 million, respectively. For the six months ended November 30, 2007 and 2006, we recorded expenses of $11.0 million and $10.2 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Property and equipment—Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method. Leasehold improvements are amortized over the useful life of the asset. We capitalize the costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Maintenance and repairs are charged to operations as incurred.

Goodwill and other intangible assets—We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2007 and determined that no impairment charges were required as of that date.

Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), non-compete agreements, and trademarks associated with acquisitions. Customer-related intangible assets, non-compete agreements, and certain trademarks are amortized over their estimated useful lives of up to 30 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of non-compete agreements are equal to the terms of the agreements. The useful lives of amortizable trademarks are based on our plans to phase out the trademarks in the applicable markets. We have determined that the trademarks other than the amortizable trademarks have indefinite lives and, therefore, are not being amortized.

For all periods through November 30, 2006, the straight-line method of amortization was employed for all customer-related intangible assets. On December 1, 2006, we adopted the accelerated method of amortization described below which is applied over the respective periods of expected cash flows for our then significant customer-related intangible assets. These particular assets reflected 90% of the carrying value of our total customer-related intangible assets as of November 30, 2006. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. During the six months ended November 30, 2007, we did not adjust the amortization schedules. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business.

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

Impairment of long-lived assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at November 30, 2007 and May 31, 2007.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 34.0% and 32.6% for the three months ended November 30, 2007 and 2006, respectively and 34.1% and 32.4% for the six months ended November 30, 2007 and 2006, respectively.

Foreign currencies—We have foreign subsidiaries operating in Belgium, Bosnia and Herzegovina, Canada, the Czech Republic, Mexico, Russia, Spain, Ukraine, the United Kingdom, and the Asia-Pacific region that includes ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. The local currencies of these subsidiaries are the functional currencies, except for the subsidiary in Mexico whose functional currency is the U.S. dollar. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three and six months ended November 30, 2007 and 2006, such transaction gains or losses were not significant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended November 30, 2007 and 2006 excludes incremental shares of 0.6 million and 0.7 million, respectively, related to stock options. The diluted share base for both the six months ended November 30, 2007 and 2006 excludes incremental shares of 0.6 million related to stock options. These shares were excluded since they have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended November 30, 2007 and 2006:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$38,313	$34,002	$81,888	$75,511

Basic weighted average shares outstanding	79,027	80,147	79,767	79,939

Earnings per share	$0.48	$0.42	$1.03	$0.94

Diluted EPS:
Net income available to common shareholders	$38,313	$34,002	$81,888	$75,511

Basic weighted average shares outstanding	79,027	80,147	79,767	79,939
Plus: dilutive effect of stock options and restricted stock awards	1,479	1,582	1,442	1,712

Diluted weighted average shares outstanding	80,506	81,729	81,209	81,651

Earnings per share	$0.48	$0.42	$1.01	$0.92

New accounting pronouncements—In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Companies are required to implement FAS 157 for the first financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. In November 2007, the Financial Accounting Standards Board granted a one year deferral for the implementation of FAS 157 for non-financial assets and liabilities. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on June 1, 2008.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”) This statement permits us to choose to measure many financial instruments and certain other items at fair value. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on June 1, 2008.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (Revised) Business Combinations (“FAS 141R”). This statement establishes principles and requirements for how we recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this standard establishes principles and requirements for how we recognize and measure the goodwill acquired in the business combination or gain from a bargain purchase, and how we determine what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. FAS 141R will become effective for us for business combinations in which the acquisition date is on or after June 1, 2009.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). This statement applies to the accounting for noncontrolling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on June 1, 2009.

NOTE 2—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

During the six months ended November 30, 2007, we acquired a series of money transfer branch locations in the United States. The purpose of these acquisitions was to increase the market presence of our DolEx-branded money transfer offering. The operating results of the acquired locations were included in our unaudited consolidated financial statements from the date of acquisition.

During the six months ended November 30, 2007, we also acquired a portfolio of merchants that process Discover transactions. As a result of this acquisition, we will now process Discover transactions similarly to how we currently process Visa and MasterCard transactions. The purpose of this acquisition was to offer merchants a single point of contact for Discover, Visa and MasterCard card processing. As of November 30, 2007, the purchase price allocation for goodwill and intangible assets has not been completed, and the entire purchase price has been recorded as goodwill in the accompanying unaudited consolidated balance sheet and in the table below. We expect this purchase price allocation to be completed during the three months ended February 29, 2008, and a portion of the purchase price will be allocated to amortizable intangible assets. The operating results of the acquired portfolio were included in our unaudited consolidated financial statements from the date of acquisition.

These business acquisitions have been recorded using the purchase method of accounting, and, accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The following table summarizes the preliminary purchase price allocations of these business acquisitions (in thousands):

Total
Goodwill	$9,855
Non-compete agreements	578
Customer-related intangible assets	52
Other current assets	2,806

Total assets acquired	13,291
Current liabilities	(2,907)
Minority interest in equity of subsidiary	(486)

Net assets acquired	$9,898

The customer-related intangible assets have amortization periods of less than a year. The non-compete agreements have amortization periods of 3 years.

These business acquisitions were not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to these acquisitions.

In addition, during the six months ended November 30, 2007, we acquired a customer list and long-term merchant referral agreement in our Canadian merchant services channel for $1.7 million. The value assigned to the customer list was expensed immediately. The value assigned to the merchant referral agreement is being amortized on a straight-line basis over its useful life of 10 years.

NOTE 3—GOODWILL

The changes to the goodwill balance during the six months ended November 30, 2007 are as follows (in thousands):

Goodwill balance as of May 31, 2007	$451,244
Goodwill acquired	9,855
Effect of foreign currency translation on goodwill carrying value	10,824

Goodwill balance as of November 30, 2007	$471,923

NOTE 4—INCOME TAX

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN 48 on June 1, 2007. As a result of this adoption, we recorded a $1.5 million increase in the liability for unrecognized income tax benefits, which was accounted for as a $1.0 million reduction to the June 1, 2007 balance of retained earnings and a $0.5 million reduction to the June 1, 2007 balance of additional paid-in capital. As of the adoption date, other long-term liabilities included liabilities for unrecognized income tax benefits of $3.8 million and accrued interest and penalties of $0.7 million.

We recognize accrued interest related to unrecognized income tax benefits in interest expense and accrued penalty expense related to unrecognized tax benefits in sales, general and administrative expenses. During the three months ended November 30, 2007, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were not significant. During the six months ended November 30, 2007, we recorded $0.1 million of accrued interest and penalty expense related to the unrecognized income tax benefits.

We do not currently anticipate that the total amount of unrecognized income tax benefits will significantly increase or decrease within 12 months, except for recurring accruals on existing uncertain income tax positions. We also do not anticipate that the liability for unrecognized income tax benefits will significantly change within the next 12 months due to the settlement of audits and the expiration of statute of limitations.

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

NOTE 5—SHAREHOLDERS’ EQUITY

On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2,298,905 shares of our common stock during the six months ended November 30, 2007 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. As of November 30, 2007, we had $13.0 million remaining under our current share repurchase authorization.

NOTE 6—SHARE-BASED AWARDS AND OPTIONS

As of November 30, 2007, we have four share-based employee compensation plans. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant. There was no share-based compensation capitalized during the six months ended November 30, 2007 and 2006.

We have certain stock plans under which incentive stock options, non-qualified stock options and restricted stock has been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and a Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of November 30, 2007 are 5.0 million for the 2005 Plan and 0.5 million for the Director Plan.

The total share-based compensation cost that has been charged against income for these plans aggregated $3.4 million and $3.7 million for the three months ended November 30, 2007 and 2006, respectively, for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income was $1.2 million for both the three months ended November 30, 2007 and 2006.

The total share-based compensation cost that has been charged against income for these plans aggregated $6.6 million and $8.6 million for the six months ended November 30, 2007 and 2006, respectively, for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income was $2.3 million and $2.7 million for the six months ended November 30, 2007 and 2006, respectively.

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant with respect to 25% of the shares granted, an additional 25% after two years, an additional 25% after three years, and the remaining 25% after four years. Stock options granted prior to August 2003 vest two years after the date of grant with respect to 20% of the shares granted, an additional 25% after three years, an additional 25% after four years, and the remaining 30% after five years. The Plans provide for accelerated vesting under certain conditions. We have historically issued new shares to satisfy the exercise of options.

The following table summarizes all outstanding options as of November 30, 2007 and the changes during the six months ended November 30, 2007.

	Six Months Ended November 30, 2007
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
2000 Plan
Outstanding at May 31	2,866	$18
Granted	—	—
Cancelled	(17)	21
Exercised	(531)	18

Outstanding at November 30	2,318	$18	$58.8

2005 Plan
Outstanding at May 31	2,053	$36
Granted	236	38
Cancelled	(71)	37
Exercised	(119)	31

Outstanding at November 30	2,099	$36	$14.1

Director Plan
Outstanding at May 31	252	$22
Granted	43	43
Cancelled	—	—
Exercised	—	—

Outstanding at November 30	295	$25	$5.4

Total stock options outstanding as of November 30, 2007 have a weighted average exercise price of $27, a weighted average remaining contractual life of 6.5 years and an aggregate intrinsic value of $78.3 million. As of November 30, 2007, stock options exercisable total 2.9 million and have a weighted average exercise price of $21, a weighted average remaining contractual life of 5.6 years and an aggregate intrinsic value of $62.8 million. The aggregate intrinsic value of stock options exercised during the six months ended November 30, 2007 and 2006 was $14.6 million and $14.7 million, respectively. As of November 30, 2007, we had $12.4 million of total unrecognized compensation cost related to unvested options, which we expect to recognize over a weighted average period of 0.9 years.

The weighted average grant-date fair values of each option granted during the six months ended November 30, 2007 and 2006 was $14 and $16, respectively. The fair value of each option granted during the six months ended November 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	Six Months Ended November 30,
	2007	2006
2005 Plan
Risk-free interest rates	4.51%	4.86%
Expected volatility	31.67%	30.07%
Dividend yields	0.19%	0.19%
Expected lives	5 years	5 years

Directors Plan
Risk-free interest rates	4.21%	4.52%
Expected volatility	31.70%	31.96%
Dividend yields	0.19%	0.19%
Expected lives	5 years	5 years

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

The following table summarizes the changes in non-vested restricted stock awards for the six months ended November 30, 2007:

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)
Non-vested at May 31	278	$37
Granted	397	38
Vested	(120)	29
Forfeited	(9)	42

Non-vested at November 30	546	$39

The total fair value of shares vested during the six months ended November 30, 2007 was $3.5 million. During the six months ended November 30, 2006, the weighted average grant-date fair value of shares vested was $17 and the total fair value of shares vested during these six months was $1.3 million.

We recognized compensation expenses for restricted stock of $1.4 million and $0.4 million in the three months ended November 30, 2007 and 2006, respectively. We recognized compensation expenses for restricted stock of $2.3 million and $1.3 million in the six months ended November 30, 2007 and 2006, respectively. As of November 30, 2007, there was $18.7 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 3.3 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25 thousand or 20% of their annual compensation for the purchase of stock. For periods prior to October 1, 2006, the price for shares purchased under the plan was the lower of 85% of the market value on the first day or the last day of the quarterly purchase period. With the quarterly purchase period beginning on October 1, 2006, the price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period (the “Purchase Date”). As of November 30, 2007, 0.7 million shares had been issued under this plan, with 1.7 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during the six months ended November 30, 2007 and 2006 was $6 and $10, respectively.

For the quarterly purchases after October 1, 2006, the fair value of each designated share purchased under the Employee Stock Purchase Plan is based on the 15% discount on the Purchase Date.

For certain purchases during the six months ended November 30, 2006, the fair value of each designated share purchased under the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions:

Six Months Ended November 30, 2006
Risk-free interest rates	4.93%
Expected volatility	37.02%
Dividend yields	0.19%
Expected lives	3 months

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

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$38,313	$34,002	$81,888	$75,511
Foreign currency translation, net of tax of $7,219 and ($1,792); $6,918 and ($2,210), respectively	23,961	(734)	29,529	(2,059)

Total comprehensive income	$62,274	$33,268	$111,417	$73,452

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

The components of net periodic benefit costs relating to Global Payments’ noncontributory defined benefit pension plan and the SERP are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	150	144	300	288
Expected return on plan assets	(170)	(150)	(339)	(286)
Amortization of prior service cost	3	3	7	7
Amortization of net loss	11	16	20	32

Net periodic benefit cost	$(6)	$13	$(12)	$41

No contributions have been made to the noncontributory defined benefit pension plan or the SERP during the six months ended November 30, 2007. We expect to contribute $0.4 million to the noncontributory defined benefit pension plan in fiscal 2008. We do not expect to make contributions to the SERP in fiscal 2008.

NOTE 9—RESTRUCTURING

The following schedule details the rollforward of the restructuring liability from May 31, 2006 to November 30, 2007:

	Liability Balance as of May 31, 2006	Costs Accrued During Fiscal 2007	Costs Paid During Fiscal 2007	Liability Balance as of May 31, 2007	Costs Accrued During Fiscal 2008	Costs Paid During Fiscal 2008	Liability Balance as of November 30, 2007
	(in thousands)
One-time employee termination benefits	$248	$1,866	$368	$1,746	$1,317	$2,019	$1,044
Contract termination costs	6	104	110	—	—	—	—

Total	$254	$1,970	$478	$1,746	$1,317	$2,019	$1,044

During the fourth quarter of fiscal 2007, consistent with our strategy to leverage infrastructure and consolidate operations, we committed to plans to close two locations and consolidate their functions as well as other functions into existing locations. We have completed these plans as of November 30, 2007 and do not expect to incur additional restructuring charges in fiscal 2008 related to these restructuring plans.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the six months ended November 30, 2007 and 2006 are as follows:

	Six Months Ended November 30,
	2007	2006
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$35,407	$38,018
Interest paid	2,773	2,638

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and six months ended November 30, 2007 and 2006:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Domestic direct	$165,469	$132,522	$333,337	$267,964
Canada	65,772	54,766	132,449	115,684
Asia-Pacific	18,426	14,849	34,490	20,335
Central and Eastern Europe	14,135	13,248	27,910	26,523
Domestic indirect and other	10,646	11,419	22,228	23,614

Merchant services	274,448	226,804	550,414	454,120

Domestic	28,415	29,888	57,996	59,190
Europe	5,913	4,005	11,346	7,695

Money transfer	34,328	33,893	69,342	66,885

Consolidated revenues	$308,776	$260,697	$619,756	$521,005

Operating income for segments:
Merchant services	$71,092	$61,281	$147,198	$134,242
Money transfer	1,239	4,067	4,961	8,746
Corporate	(13,586)	(13,045)	(26,179)	(27,158)
Restructuring	(314)	—	(1,317)	—

Consolidated operating income	$58,431	$52,303	$124,663	$115,830

Depreciation and amortization:
Merchant services	$9,254	$8,817	$18,209	$17,207
Money transfer	1,381	1,305	2,534	2,586
Corporate	114	131	235	265

Consolidated depreciation and amortization	$10,749	$10,253	$20,978	$20,058

Enterprise-Wide Disclosures

Our results of operations and our financial condition are not significantly reliant upon any single customer.

We operate primarily in the United States, Canada, Europe, and the Asia-Pacific region. The following is a summary of consolidated revenues by geographic region:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
	(in thousands)
United States	$204,289	$173,576	$413,094	$350,294
Canada	65,772	54,766	132,449	115,684
Asia-Pacific	18,426	14,849	34,490	20,335
Europe	20,289	17,506	39,723	34,692

	$308,776	$260,697	$619,756	$521,005

The following is a summary of long-lived assets by geographic region:

	November 30, 2007	May 31, 2007
	(in thousands)
United States	$427,826	$413,278
Canada	173,687	161,229
Asia-Pacific	71,128	69,957
Europe	107,045	98,281
Latin America	2,453	2,614

	$782,139	$745,359

NOTE 12—RELATED PARTY TRANSACTIONS

From time to time, in the course of settling money transfer transactions, we purchase foreign currency from Consultoria Internacional Casa de Cambio (“CISA”), a Mexican company partially owned by certain of our employees. We purchased 2.3 billion Mexican pesos for $215.2 million and 2.2 billion Mexican pesos for $198.8 million during the three months ended November 30, 2007 and 2006, respectively, from CISA. We purchased 4.5 billion Mexican pesos for $416.3 million and 4.4 billion Mexican pesos for $401.4 million during the six months ended November 30, 2007 and 2006, respectively, from CISA. We believe these currency transactions were executed at prevailing market exchange rates.

Also from time to time, consumer-to-consumer money transfer transactions are settled at destination facilities owned by CISA. We incurred related settlement expenses, included in cost of service in the accompanying unaudited consolidated statements of income, approximating $0.1 million and $0.2 million, respectively, in the three months ended November 30, 2007 and 2006, and $0.3 million and $0.4 million, respectively, in the six months ended November 30, 2007 and 2006.

In the normal course of business, we periodically utilize the services of contractors to provide software development services. An employee of ours that was hired on April 18, 2005 is also an employee, officer and part owner of a firm that provides such services. The services provided by this firm primarily relate to software development in connection with our next generation front-end processing system in the United States. During the three months ended November 30, 2007, amounts paid to this firm and capitalized were not significant. During the three months ended November 30, 2006, we capitalized fees paid to this firm of $0.5 million. During the six months ended November 30, 2007 and 2006, we capitalized fees paid to this firm of $0.1 million and $1.0 million, respectively. As of November 30, 2007 and May 31, 2007, capitalized amounts paid to this firm of $4.7 million and $4.6 million, respectively, were included in property and equipment in the accompanying consolidated balance sheets. In addition, we expensed amounts paid to this firm of $0.1 million and $0.2 million during the three and six months ended November 30, 2007, respectively. Amounts paid to this firm and expensed during the six months ended November 30, 2006 were not significant. Since the related software has not yet been placed in service, no amortization expense has been recorded in the accompanying financial statements.

NOTE 13—COMMITMENTS AND CONTINGENCIES

On November 16, 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of November 30, 2007. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of both November 30, 2007 and May 31, 2007, we had no borrowings outstanding on our U.S. Credit Facility.

On November 16, 2006, we entered into an amendment to our credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is an uncommitted facility, which consists of a line of credit of $25 million Canadian dollars, or $25.3 million United States dollars based on the November 30, 2007 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars during the peak holiday season and does not have a fixed term. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of November 30, 2007. As of both November 30, 2007 and May 31, 2007, we had no borrowings outstanding on our Canadian Credit Facility.

During the six months ended November 30, 2007, our Chinese subsidiary in the Asia-Pacific region entered into a revolving credit facility to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by the People’s Bank of China. As of November 30, 2007, this facility totaled $1.1 million, of which we had $0.7 million of borrowings outstanding, based on the exchange rate in effect on that date.

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

Executive Overview

Revenues increased 18% to $308.8 million in the three months ended November 30, 2007 compared to the prior year’s comparable period. Revenues increased 19% to $619.8 million in the six months ended November 30, 2007 compared to the prior year’s comparable period. This revenue growth was primarily due to our domestic direct, Canada, and Asia-Pacific merchant services channels.

Consolidated operating income increased 12% to $58.4 million for the three months ended November 30, 2007, which resulted in an operating margin of 18.9% for the three months ended November 30, 2007. Consolidated operating income increased 8% to $124.7 million for the six months ended November 30, 2007, which resulted in an operating margin of 20.1% for the six months ended November 30, 2007.

Net income increased 13% to $38.3 million in the three months ended November 30, 2007 compared to the prior year’s comparable period, resulting in a 14% increase in diluted earnings per share to $0.48 in the three months ended November 30, 2007 compared to the prior year’s comparable period. Net income increased 8% to $81.9 million in the six months ended November 30, 2007 compared to the prior year’s comparable period, resulting in a 10% increase in diluted earnings per share to $1.01 in the six months ended November 30, 2007 compared to the prior year’s comparable period.

Merchant services segment revenue increased 21% to $274.4 million in the three months ended November 30, 2007 and increased 21% to $550.4 million in the six months ended November 30, 2007. Merchant services segment operating income increased 16% to $71.1 million in the three months ended November 30, 2007, with operating margins of 25.9% and 27.0% for the three months ended November 30, 2007 and 2006, respectively. Merchant services segment operating income increased 10% to $147.2 million in the six months ended November 30, 2007, with operating margins of 26.7% and 29.6% for the six months ended November 30, 2007 and 2006, respectively.

Money transfer segment revenue increased 1% to $34.3 million in the three months ended November 30, 2007 and increased 4% to $69.3 million in the six months ended November 30, 2007. Money transfer segment operating income decreased 70% to $1.2 million in the three months ended November 30, 2007, with operating margins of 3.6% and 12.0% for the three months ended November 30, 2007 and 2006, respectively. Money transfer segment operating income decreased 43% to $5.0 million in the six months ended November 30, 2007, with operating margins of 7.2% and 13.1% for the six months ended November 30, 2007 and 2006, respectively.

The consolidated operating income and earnings per share amounts reflect restructuring charges of $0.3 million in the three months ended November 30, 2007 and $1.3 million in the six months ended November 30, 2007. These charges primarily relate to employee termination benefits due to facility consolidations. Please see Note 9 in the notes to the unaudited consolidated financial statements for more information.

On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2,298,905 shares of our common stock during the six months ended November 30, 2007 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. As of November 30, 2007, we had $13.0 million remaining under our current share repurchase authorization.

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

Results of Operations

The following table shows key selected financial data for the three months ended November 30, 2007 and 2006, this data as a percentage of total revenue, and the changes between three months ended November 30, 2007 and 2006, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended November 30, 2007	% of Revenue(1)	Three Months Ended November 30, 2006	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
Domestic direct	$165,469	54%	$132,522	51%	$32,947	25%
Canada	65,772	21	54,766	21	11,006	20
Asia-Pacific	18,426	6	14,849	6	3,577	24
Central and Eastern Europe	14,135	5	13,248	5	887	7
Domestic indirect and other	10,646	3	11,419	4	(773)	(7)

Merchant services	274,448	89	226,804	87	47,644	21

Domestic	28,415	9	29,888	11	(1,473)	(5)
Europe	5,913	2	4,005	2	1,908	48

Money transfer	34,328	11	33,893	13	435	1

Total revenues	$308,776	100%	$260,697	100%	$48,079	18%

Consolidated operating expenses:
Cost of service	$116,513	37.7%	$105,766	40.6%	$10,747	10%
Sales, general and administrative	133,518	43.2	102,628	39.4	30,890	30
Restructuring	314	0.1	—	—	314	—

Operating income	$58,431	18.9%	$52,303	20.1%	$6,128	12%

Operating income for segments:
Merchant services	$71,092		$61,281		$9,811	16%
Money transfer	1,239		4,067		(2,828)	(70)
Corporate	(13,586)		(13,045)		(541)	(4)
Restructuring	(314)		—		(314)	—

Operating income	$58,431		$52,303		$6,128	12%

Operating margin for segments:
Merchant services segment	25.9%		27.0%		(1.1)%
Money transfer segment	3.6%		12.0%		(8.4)%

(1)	Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the six months ended November 30, 2007 and 2006, this data as a percentage of total revenue, and the changes between six months ended November 30, 2007 and 2006, in dollars and as a percentage of the prior year’s comparable period.

	Six Months Ended November 30, 2007	% of Revenue(1)	Six Months Ended November 30, 2006	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
Domestic direct	$333,337	54%	$267,964	51%	$65,373	24%
Canada	132,449	21	115,684	22	16,765	14
Asia-Pacific	34,490	6	20,335	4	14,155	70
Central and Eastern Europe	27,910	5	26,523	5	1,387	5
Domestic indirect and other	22,228	4	23,614	5	(1,386)	(6)

Merchant services	550,414	89	454,120	87	96,294	21

Domestic	57,996	9	59,190	11	(1,194)	(2)
Europe	11,346	2	7,695	1	3,651	47

Money transfer	69,342	11	66,885	13	2,457	4

Total revenues	$619,756	100%	$521,005	100%	$98,751	19%

Consolidated operating expenses:
Cost of service	$232,822	37.6%	$203,956	39.1%	$28,866	14%
Sales, general and administrative	260,954	42.1	201,219	38.6	59,735	30
Restructuring	1,317	0.2	—	—	1,317	—

Operating income	$124,663	20.1%	$115,830	22.2%	$8,833	8%

Operating income for segments:
Merchant services	$147,198		$134,242		$12,956	10%
Money transfer	4,961		8,746		(3,785)	(43)
Corporate	(26,179)		(27,158)		979	4
Restructuring	(1,317)		—		(1,317)	—

Operating income	$124,663		$115,830		$8,833	8%

Operating margin for segments:
Merchant services segment	26.7%		29.6%		(2.9)%
Money transfer segment	7.2%		13.1%		(5.9)%

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

In the three months ended November 30, 2007, revenues increased 18% to $308.8 million compared to the prior year’s comparable period. In the six months ended November 30, 2007, revenues increased 19% to $619.8 million compared to the prior year’s comparable period. We attribute this revenue growth primarily to our domestic direct, Canada, and Asia-Pacific merchant services channels. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable growth through acquisitions, pursue enhanced products and services for our customers, and leverage our existing business model. We expect our fiscal 2008 consolidated revenues to range from $1,231 million to $1,257 million, reflecting growth of 16% to 18% over fiscal 2007.

Merchant Services Segment

In the three months ended November 30, 2007, revenue from our merchant services segment increased 21% to $274.4 compared to the prior year’s comparable period. In the six months ended November 30, 2007, revenue from our merchant services segment increased 21% to $550.4 million compared to the prior year’s comparable period.

We have continued to grow our domestic direct merchant channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For the three months ended November 30, 2007, our credit and debit card processed transactions grew 28% and our revenue grew 25% for this channel compared to the prior year period. For the six months ended November 30, 2007, our credit and debit card processed transactions grew 29% and our revenue grew 24% for this channel compared to the prior year period. In both the three and six months ended November 30, 2007 compared to the prior year’s comparable periods, our domestic direct credit card average dollar value of transaction, or average ticket, decreased in the mid single digit percentage range, due to a shift toward smaller merchants added through our ISOs. Offsetting this decline in average ticket was a mid single digit percentage increase in our average discount revenue per dollar value volume, or spread, in both the three and six months ended November 30, 2007 compared to the prior year’s comparable periods. Our spread was favorably impacted by the shift towards smaller merchants added through our ISOs. Smaller merchants tend to have lower average tickets and higher spreads than larger merchants. Aside from the impact of changes in our average ticket and spread, the remaining difference between our transaction growth and revenue growth is due to our service fees, equipment fees and check-related services. The total of this revenue grew at a lesser rate than our credit and debit card transaction growth. For fiscal year 2008, we expect annual revenue growth in the low 20% range for this channel.

For the three months ended November 30, 2007, our Canadian direct credit and debit card processed transactions grew 4%, with overall Canadian revenue growth of 20% compared to the prior year period. For the six months ended November 30, 2007, our Canadian direct credit and debit card processed transactions grew 4%, with overall Canadian revenue growth of 14% compared to the prior year period. The difference between our transaction growth and revenue growth was primarily due to a favorable Canadian currency exchange rate. We expect Canadian revenue growth in the low double digit percentage range for the three months ending February 29, 2008 compared to the prior year period. This expected growth is lower than the 20% growth achieved during the three months ended November 30, 2007 due to non-recurring card association incentive revenue realized during the three months ended February 28, 2007. We are also expecting a positive impact from anticipated changes in the Canadian market interchange structure during the three months ending May 31, 2008. For fiscal 2008, we expect annual revenue growth in the low teen to mid teen percentage range for our Canadian channel.

For the three months ended November 30, 2007, our Asia-Pacific merchant services revenue increased 24% compared to the prior year period. This growth was due to enhancing our sales force, industry expansion, and the benefit of card association incentive revenue. Our Asia-Pacific merchant services revenue for the six months ended November 30, 2007 and 2006 was $34.5 million and $20.3 million, respectively. We completed the purchase of our ownership in HSBC’s merchant acquiring business on July 24, 2006, and began operating in this channel at that time. For fiscal 2008, we expect to achieve Asia-Pacific merchant services revenue growth of 33% to 40% compared to fiscal 2007. This expected growth includes the impact of reporting a full year of results in fiscal 2008 compared to a partial year in fiscal 2007.

Our Central and Eastern European merchant services revenue for the three months ended November 30, 2007 increased 7% compared to the prior year period, largely due to a favorable year-over-year Czech currency exchange rate, the impact of our Diginet acquisition and growth in credit and debit card processed transactions of 10%. Our Central and Eastern European merchant services revenue for the six months ended November 30, 2007 increased 5% compared to the prior year period, largely due to a favorable year-over-year Czech currency exchange rate, the impact of our Diginet acquisition and growth in credit and debit card processed transactions of 10%. In the three and six months ended November 30, 2007, revenue growth was offset by the loss of a major customer which deconverted at the end of fiscal 2007, in addition to the impact of price reductions granted on contract renewals. We expect annual fiscal 2008 revenue growth for this channel in the high single digit to low teen percentage range.

We experienced continued and expected declines in our domestic indirect and other channel during the three and six months ended November 30, 2007, with revenue declines of 7% and 6%, respectively, compared to the prior year’s comparable period. We attribute these revenue declines to the industry consolidation of financial institutions and competitive pricing pressures. For fiscal 2008, we expect an annual revenue decline in the mid single digit to high single digit percentage range for this channel.

Money Transfer Segment

In the three months ended November 30, 2007, revenue from our money transfer segment increased 1% to $34.3 million compared to the prior year’s comparable period. In the six months ended November 30, 2007, revenue from our money transfer segment increased 4% to $69.3 million compared to the prior year’s comparable period.

Our domestic money transfer channel relates to all revenue originating from the money transfer branches that we operate in the United States, which may include money transfers to destinations both inside and outside of the United States. For the three months ended November 30, 2007, our domestic money transfer channel transactions grew 8% while revenue declined 5%, compared to the prior year’s comparable period. For the six months ended November 30, 2007, our domestic money transfer channel transactions grew 11% while revenue declined 2%, compared to the prior year’s comparable period.

The growth in transactions was driven primarily by same store sales growth and an increasing domestic branch footprint resulting in 879 domestic branches as of November 30, 2007, compared to 855 branch locations as of November 30, 2006. The increase in domestic locations is primarily the result of acquiring branch locations and opening new locations, offset by branch closures. This expansion was offset by lower pricing consistent with our strategy of price leadership. On a sequential basis, our domestic branch locations as of November 30, 2007 decreased compared to our domestic branch locations as of August 31, 2007, primarily due to the closure of unprofitable locations.

We believe that fewer immigrants may be coming to the United States due to increased immigration legislation and enforcement, a downturn in the United States housing market, and an improving Mexican economy, which may be contributing to a competitive pricing environment. We have a significant amount of goodwill and other indefinite-lived intangible assets associated with this business. Although we currently believe that these unfavorable trends are temporary, if they either worsen or continue for longer than we expect, or if any future adverse trends arise in the operating performance of this business, the carrying amount of these intangible assets may be impacted.

Our European money transfer channel relates to all revenue generated from the money transfer branches that we operate in Europe, which may include money transfers to destinations both inside and outside of Europe. In Europe, we increased our branch footprint to 71 locations as of November 30, 2007, compared to 53 locations as of November 30, 2006. For the three months ended November 30, 2007, our European money transfer revenue grew 48%, primarily due to new branch locations, which resulted in transaction growth of 39%. For the six months ended November 30, 2007, our European money transfer revenue grew 47%, primarily due to new branch locations, which resulted in transaction growth of 44%. Revenues in both the three and six month ended November 30, 2007 were impacted by a favorable year-over-year currency exchange rate.

For fiscal 2008, we expect annual revenue growth in the mid single digit to high single digit percentage range for our money transfer segment.

Consolidated Operating Expenses

Cost of service increased 10% to $116.5 million for the three months ended November 30, 2007 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 37.7% of revenue for the three months ended November 30, 2007 from 40.6% for the prior year’s comparable period.

Cost of service increased 14% to $232.8 million for the six months ended November 30, 2007 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 37.6% of revenue for the six months ended November 30, 2007 from 39.1% for the prior year’s comparable period.

In the three and six months ended November 30, 2007, the decline in cost of service as a percentage of revenue is related to our revenue growth and the related economies of scale benefits. The growth in cost of service expenses is primarily due to the following factors: the addition of our Asia-Pacific channel; the expansion of our money transfer branch network; the weakening of the United States dollar compared to the currencies of Canada, the Czech Republic, and Spain; increased losses in our check guarantee service offering; and increases in variable processing expenses associated with our revenue growth, primarily assessment fees paid to card associations. Offsetting these increases were credits we received during the three months ended November 30, 2007 from a card association and from our domestic health insurance carrier, both of which related to prior over-billings of certain fees. We also incurred a significant loss reserve in the three months ended November 30, 2007 on a Canadian merchant that has filed for bankruptcy, although the impact on our growth was largely offset by a similar loss reserve in the prior year’s comparable period.

Sales, general and administrative expenses increased 30% to $133.5 million in the three months ended November 30, 2007 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 43.2% for the three months ended November 30, 2007 compared to 39.4% in the prior year’s comparable period.

Sales, general and administrative expenses increased 30% to $261.0 million in the six months ended November 30, 2007 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 42.1% for the six months ended November 30, 2007 compared to 38.6% in the prior year’s comparable period.

The increases in sales, general and administrative expenses are primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. The ISO commission model differs from our other sales channels where the commissions are primarily paid for only a twelve-month period. The addition of our Asia-Pacific channel also contributed to the increases in sales, general and administrative expenses due to the investment in the regional sales force and infrastructure. Lastly, the weakening of the United States dollar compared to the currencies of Canada, the Czech Republic, and Spain also increased these expenses.

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

Merchant Services Segment

Operating income in the merchant services segment increased 16% to $71.1 million for the three months ended November 30, 2007 compared to the prior year’s comparable period. The operating margin was 25.9% and 27.0% for the three months ended November 30, 2007 and 2006, respectively.

Operating income in the merchant services segment increased 10% to $147.2 million for the six months ended November 30, 2007 compared to the prior year’s comparable period. The operating margin was 26.7% and 29.6% for the six months ended November 30, 2007 and 2006, respectively.

This operating margin decline is primarily due to the growth of our ISO channel, the ongoing investments in our Asia-Pacific channel, the customer attrition and pricing pressure in our Central and Eastern European channel, and duplicate expenses in connection with our facility consolidation plan. This decline was partially offset by credits we received during the three months ended November 30, 2007 from a card association and from our domestic health insurance carrier, both of which related to prior over-billings of certain fees. Lastly, due to strengthened foreign currencies compared to the United States dollar, we received a benefit during the three months ended November 30, 2007 of $11.2 million in revenue and $0.04 in diluted earnings per share, most of which relates to our merchant services segment. We received a similar foreign currency benefit during the six months ended November 30, 2007 of $16.3 million in revenue and $0.06 in diluted earnings per share.

For the three months ending February 29, 2008, we are expecting our merchant services operating income dollar growth to range from a low single digit percentage decline to a low single digit percentage increase, primarily due to non-recurring card association incentive revenue realized during the three months ended February 28, 2007. Due to the non-recurring nature of this impact, however, we expect a return to stronger growth during the three months ending May 31, 2008. To a lesser extent, we also expect that our merchant services operating income dollar growth will be impacted by our year-over-year check guarantee service offering results. Our check guarantee service offering experienced higher than expected losses toward the end of the three months ended November 30, 2007 due to higher loss rates coupled with lower collection rates, which we believe is related to the current economic environment. Although this trend did not have a meaningful impact on our merchant services segment operating income for the three months ended November 30, 2007, we anticipate a relatively larger impact on our merchant services operating income growth for the three months ending February 29, 2008, especially due to strong collection rates achieved during the prior year’s comparable period. In addition, due to the timing of certain HSBC interchange pricing adjustments last year in our Asia-Pacific channel, we expect a modest headwind for the three months ending February 29, 2008 and a tailwind for the three months ending May 31, 2008, compared to the prior year’s comparable period. We are also expecting a positive impact from anticipated changes in the Canadian market interchange structure during the three months ending May 31, 2008. Lastly, we are expecting fiscal 2008 total merchant services operating income margin in the 25.1% to 25.4% range.

Money Transfer Segment

Operating income in the money transfer segment decreased 70% to $1.2 million for the three months ended November 30, 2007 compared to the prior year’s comparable period. This decrease resulted in an operating margin of 3.6% for the three months ended November 30, 2007, compared to 12.0% in the prior year’s comparable period.

Operating income in the money transfer segment decreased 43% to $5.0 million for the six months ended November 30, 2007 compared to the prior year’s comparable period. This decrease resulted in an operating margin of 7.2% for the six months ended November 30, 2007, compared to 13.1% in the prior year’s comparable period.

This operating margin decline was primarily due to the increased price competition discussed above and our use of a fixed-cost, branch model at the point of sale. The money transfer operating income decline was partially offset by a favorable resolution of a claim during the six months ended November 30, 2007. We expect fiscal 2008 total money transfer operating income margin to be in the mid single digit to high single digit percentage range.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, Board of Directors’ fees, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation. Our corporate costs increased 4% to $13.6 million for the three months ended November 30, 2007 compared to the prior year’s comparable period. Our corporate costs decreased 4% to $26.2 million for the six months ended November 30, 2007 compared to the prior year’s comparable period. This decrease is largely due to lower share-based compensation expenses in the current year. For fiscal 2008, we expect 0% to low single digit percentage growth in corporate expenses.

Restructuring Charges

During the fourth quarter of fiscal 2007, we committed to plans to close two locations and consolidate their functions into existing locations, which is consistent with our strategy to leverage infrastructure and consolidate operations. These restructuring plans required staff reduction and facility closure costs and were completed during our second quarter of fiscal 2008. We recorded restructuring charges of $0.3 million and $1.3 in the three and six months ended November 30, 2007, respectively. We have completed these plans as of November 30, 2007 and do not expect to incur additional restructuring charges in fiscal 2008 related to these restructuring plans.

Consolidated Operating Income

Consolidated operating income increased 12% to $58.4 million for the three months ended November 30, 2007 compared to the prior year’s comparable period. This change resulted in an operating margin of 18.9% for the three months ended November 30, 2007 compared to 20.1% in the prior year’s comparable period.

Consolidated operating income increased 8% to $124.7 million for the six months ended November 30, 2007 compared to the prior year’s comparable period. This change resulted in an operating margin of 20.1% for the six months ended November 30, 2007 compared to 22.2% in the prior year’s comparable period. We expect fiscal 2008 total company operating income margin of between 18.8% and 19.1%, excluding the impact of restructuring charges relating to our facility consolidation programs as discussed above.

Consolidated Other Income/Expense, Net

Interest and other income increased to $3.5 million for the three months ended November 30, 2007 compared to $2.0 million in the prior year’s comparable period. Interest and other income increased to $6.7 million for the six months ended November 30, 2007 compared to $3.4 million in the prior year’s comparable period. This improvement is largely due to higher interest income due to higher cash balances. During fiscal 2008, we expect approximately $12 million to $14 million in income from the net of our interest and other income and interest and other expense.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 34.0% and 32.6% for the three months ended November 30, 2007 and 2006, respectively. Our effective tax rates were 34.1% and 32.4% for the six months ended November 30, 2007 and 2006, respectively. These increases are primarily due to favorable one-time tax benefit items in the prior year’s comparable period related to income tax statute expirations and certain tax planning initiatives. In addition, valuation allowances provided in the six months ended November 30, 2007 relating to certain of our Asia-Pacific subsidiaries also contributed to the increases. We anticipate our fiscal 2008 effective tax rate will be between 33.5% and 34.0%.

Minority Interest, Net of Tax

Minority interest, net of tax was $2.6 million in both the three months ended November 30, 2007 and 2006. Minority interest, net of tax decreased to $4.7 million for the six months ended November 30, 2007 compared to $5.1 million in the prior year’s comparable period, primarily related to our investment in the Asia-Pacific channel as discussed above, offset by growth in our Comerica Bank alliance. For fiscal 2008, we expect $8 million to $10 million in minority interest, net of tax.

Net Income and Diluted Earnings Per Share

Net income increased 13% to $38.3 million in the three months ended November 30, 2007 compared to the prior year’s comparable period. This growth resulted in a 14% increase in diluted earnings per share to $0.48 in the three months ended November 30, 2007 compared to the prior year’s comparable period.

Net income increased 8% to $81.9 million in the six months ended November 30, 2007 compared to the prior year’s comparable period. This growth resulted in a 10% increase in diluted earnings per share to $1.01 in the six months ended November 30, 2007 compared to the prior year’s comparable period. We expect diluted earnings per share to range from $0.39 to $0.42 for the three months ending February 29, 2008 and $0.48 to $0.52 for the three months ending May 31, 2008. We expect diluted earnings per share to range from $1.89 to $1.96 for fiscal 2008, excluding the restructuring charges discussed above. Lastly, we expect 80.8 million to 81.5 million in average diluted shares outstanding for fiscal 2008.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At November 30, 2007, we had cash and cash equivalents totaling $363.4 million. As of November 30, 2007, our cash and cash equivalents included $126.8 million related to Merchant reserves. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card associations. See Cash and cash equivalents under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash provided by operating activities increased $35.2 million to $149.4 million in the six months ended November 30, 2007 from $114.2 million in the prior year’s comparable period. The increase in cash flow from operating activities was primarily due to changes in working capital of $23.8 million. This working capital change was primarily due to the change in net settlement processing assets and obligations of $42.5 million and the change in income taxes payable of $4.8 million, partially offset by the change in accounts payable and accrued liabilities of $10.7 million, the change in prepaid expenses and other assets of $8.9 million and a change in claims receivable of $2.7 million.

The change in net settlement processing assets and obligations relates to timing differences, processed volume changes and exchange rate fluctuations. In addition, the change is associated with the addition of certain Asia-Pacific jurisdictions that have been converted to our back-end processing systems. We believe that this $42.5 million favorable change primarily relates to temporary timing differences, which may result in a significant reduction of this favorable impact for the year ended May 31, 2008. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details. The change in income taxes payable is attributed to the timing and amount of estimated tax payments this year compared to last year. The change in accounts payable and accrued liabilities is due to timing differences related to payments versus accruals, primarily ISO commissions, year-end bonus accruals, employee benefit payments, obligations to purchase foreign currencies, and third party processing charges. The change in prepaid expenses and other assets is due primarily to the timing and amounts of pre-payments and amortization of expense, foreign currency receivables, and the impact of our Discover portfolio acquisition. The change in claims receivable fluctuates based on the current inventory of claims relative to the character, value and age of the claims, and the rate and value of write-offs.

Net cash used in investing activities decreased $60.3 million to $34.5 million in the six months ended November 30, 2007 from $94.8 million in the prior year’s comparable period due to the decrease in business acquisition activities. During the six months ended November 30, 2007, business and intangible asset acquisitions required $11.6 million for the acquisition of money transfer branch locations, the Discover portfolio acquisition, and a customer list and long-term merchant referral agreement in our Canadian merchant services channel. During the six months ended November 30, 2006, business acquisition activity required $79.5 million for the HSBC merchant acquiring acquisition, the Diginet acquisition, and the acquisition of money transfer branches.

Capital expenditures increased to $22.9 million in the six months ended November 30, 2007 from $15.3 million in the prior year’s comparable period. These expenditures primarily relate to software and infrastructure, including our next generation technology processing platform. The capital expenditures for the six months ended November 30, 2007 also included spending for merchant terminals and our operating center consolidation plan that we committed to during the fourth quarter of fiscal 2007. For fiscal 2008, we expect capital expenditures of $40 to $50 million.

In the six months ended November 30, 2007, $74.1 million, net was used in financing activities compared to $8.8 million, net provided by financing activities in the prior year’s comparable period. The increase in cash used in financing activities was primarily due to $87.0 million in share repurchases of our common stock during the six months ended November 30, 2007. See the Executive Overview for additional details.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of November 30, 2007, we do not have any material capital commitments, other than commitments under operating leases and planned expansions.

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

Credit Facilities

On November 16, 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of November 30, 2007. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of both November 30, 2007 and May 31, 2007, we had no borrowings outstanding on our U.S. Credit Facility.

On November 16, 2006, we entered into an amendment to our credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is an uncommitted facility which consists of a line of credit of $25 million Canadian dollars, or $25.3 million United States dollars based on the November 30, 2007 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars during the peak holiday season and does not have a fixed term. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of November 30, 2007. As of both November 30, 2007 and May 31, 2007, we had no borrowings outstanding on our Canadian Credit Facility.

During the six months ended November 30, 2007, our Chinese subsidiary in the Asia-Pacific region entered into a revolving credit facility to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by the People’s Bank of China. As of November 30, 2007, this facility totaled $1.1 million, of which we had $0.7 million of borrowings outstanding, based on the exchange rate in effect on that date.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the six months ended November 30, 2007, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2007. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2007 and our summary of accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Euros and the various currencies of the Asia-Pacific region, Canada, Central and Eastern Europe, and Central and South America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the six months ended November 30, 2007, foreign currency exposures increased our revenues by $16.3 million over the comparable period in the prior year. For the six months ended November 30, 2007, foreign currency exposures increased our net income by $5.1 million over the comparable period in the prior year, calculated by applying our consolidated effective income tax rate for the appropriate period.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 contains additional information regarding our exposure to market risk.

Item 4.	Controls and Procedures

As of November 30, 2007, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2007, our disclosure controls and procedures were effective.

During the first quarter of fiscal 2007, we completed the purchase of a fifty-six percent ownership interest in the merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. We intend to integrate the payment processing operations and related support services into our own operations. HSBC will continue to provide these operations and services to the business under a transition services agreement until the integration efforts are completed, which we expect will be completed in various phases through 2010. Until we can integrate the business’ financial reporting function into our own, we will rely on HSBC to provide certain financial data for the business for purposes of drafting our consolidated financial statements. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC’s internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the financial data being provided by HSBC. During the three months ended November 30, 2007, we converted the back-end technology system and certain support services for Hong Kong and Macau to our own processing and support systems, and thus we are no longer reliant on HSBC for revenue reporting and certain transition services in these jurisdictions.

There have been no significant changes during the second quarter of fiscal 2008 to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the second quarter of fiscal 2008, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
September 1, 2007 – September 30, 2007	477,585	$40.09	477,585	$12,980,136
October 1, 2007 – October 31, 2007	—	—	—	$12,980,136
November 1, 2007 – November 30, 2007	—	—	—	$12,980,136

Total	477,585	$40.09	477,585

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

On September 26, 2007, we held our 2007 Annual Meeting of Shareholders at our offices in Atlanta, Georgia. At the annual meeting, the following matter was approved by the vote specified below:

General Edwin H. Burba Jr., Mr. Raymond L. Killian, and Ms. Ruth Ann Marshall were elected to serve as Class I directors until the Annual Meeting of Shareholders in 2010, or until their successors are duly elected and qualified. General Burba received 73,532,524 votes in favor of his election and 1,715,609 shares were withheld from voting. Mr. Killian received 73,502,091 votes in favor of his election and 1,746,042 shares were withheld from voting. Ms. Marshall received 73,580,054 votes in favor of her election and 1,668,079 shares were withheld from voting.

Class I directors serve until the Annual Meeting of Shareholders in 2010, or until their successors are duly elected and qualified or until their respective earlier resignation, retirement, disqualification, death, or removal from office.

The terms of the Class II directors, including Mr. Paul R. Garcia, Mr. Gerald J. Wilkins and Mr. Michael W. Trapp, and Class III directors, including Mr. Alex W. Hart, Mr. William I Jacobs and Mr. Alan M. Silberstein, continued after the meeting.

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

Global Payments Inc.
(Registrant)

Date: January 8, 2008	/s/ Joseph C. Hyde
Joseph C. Hyde
Chief Financial Officer

Date: January 8, 2008	/s/ Martin A. Picciano
Martin A. Picciano
Chief Accounting Officer