Form 10-Q
period 2008-02-29
GLOBAL PAYMENTS INC
filed 2008-04-02
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, no par value outstanding as of March 28, 2008 was 79,549,089.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended February 29, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	February 29, 2008	February 28, 2007
Revenues	$310,641	$260,418

Operating expenses:
Cost of service	117,661	103,555
Sales, general and administrative	133,069	105,670

	250,730	209,225

Operating income	59,911	51,193

Other income (expense):
Interest and other income	4,767	4,728
Interest and other expense	(2,198)	(2,399)

	2,569	2,329

Income before income taxes and minority interest	62,480	53,522
Provision for income taxes	(19,265)	(17,148)
Minority interest, net of tax (provision) benefit of $(506) and $99, respectively	(3,160)	(2,078)

Net income	$40,055	$34,296

Basic earnings per share	$0.51	$0.43

Diluted earnings per share	$0.50	$0.42

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Nine Months Ended
	February 29, 2008	February 28, 2007
Revenues	$930,397	$781,423

Operating expenses:
Cost of service	350,483	307,511
Sales, general and administrative	394,023	306,889
Restructuring	1,317	—

	745,823	614,400

Operating income	184,574	167,023

Other income (expense):
Interest and other income	14,643	12,052
Interest and other expense	(5,339)	(6,298)

	9,304	5,754

Income before income taxes and minority interest	193,878	172,777
Provision for income taxes	(64,071)	(55,749)
Minority interest, net of tax (provision) benefit of $(70) and $443, respectively	(7,864)	(7,221)

Net income	$121,943	$109,807

Basic earnings per share	$1.53	$1.37

Diluted earnings per share	$1.51	$1.34

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 29, 2008	May 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$388,467	$308,872
Accounts receivable, net of allowances for doubtful accounts of $457 and $451, respectively	83,209	76,168
Claims receivable, net of allowances for losses of $5,978 and $5,139, respectively	2,296	2,187
Settlement processing assets	15,647	32,853
Inventory, net of obsolescence reserves of $1,058 and $639, respectively	5,140	3,435
Income tax receivable	—	1,457
Deferred income taxes	4,464	5,216
Prepaid expenses and other current assets	29,549	14,241

Total current assets	528,772	444,429

Property and equipment, net of accumulated depreciation of $187,429 and $166,056, respectively	134,695	118,495
Goodwill	472,543	451,244
Other intangible assets, net of accumulated amortization of $158,785 and $144,291, respectively	176,555	175,620
Other	13,204	10,841

Total assets	$1,325,769	$1,200,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$1,126	$—
Payables to money transfer beneficiaries	7,594	6,589
Accounts payable and accrued liabilities	117,418	115,671
Settlement processing obligations	33,643	20,617
Income taxes payable	9,277	—

Total current liabilities	169,058	142,877

Deferred income taxes	72,264	70,768
Other long-term liabilities	10,167	14,275

Total liabilities	251,489	227,920

Commitments and contingencies (See Note 13)

Minority interest in equity of subsidiaries	16,129	14,933

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 79,541,868 and 80,877,651 shares issued and outstanding at February 29, 2008 and May 31, 2007, respectively	—	—
Paid-in capital	374,425	430,166
Retained earnings	582,657	466,417
Accumulated other comprehensive income	101,069	61,193

Total shareholders’ equity	1,058,151	957,776

Total liabilities and shareholders’ equity	$1,325,769	$1,200,629

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net income	$121,943	$109,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	21,258	19,629
Amortization of acquired intangibles	10,962	10,715
Share-based compensation expense	9,853	12,413
Provision for operating losses and bad debts	21,884	17,286
Minority interest in earnings	7,794	7,664
Deferred income taxes	(3,757)	(12,272)
Other, net	(5,763)	1,159
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(6,976)	(2,747)
Claims receivable	(18,123)	(14,320)
Settlement processing assets and obligations, net	26,297	21,608
Inventory	(1,964)	(1,240)
Prepaid expenses and other assets	(7,961)	(9,746)
Payables to money transfer beneficiaries	1,005	(82)
Accounts payable and accrued liabilities	(3,276)	5,060
Income taxes payable	10,734	(1,006)

Net cash provided by operating activities	183,910	163,928

Cash flows from investing activities:
Capital expenditures	(31,926)	(23,234)
Business and intangible asset acquisitions	(12,051)	(80,230)

Net cash used in investing activities	(43,977)	(103,464)

Cash flows from financing activities:
Net borrowings on lines of credit	1,126	—
Principal payments under capital lease arrangements	—	(746)
Proceeds from stock issued under share-based compensation plans	15,229	15,268
Tax benefit from share-based compensation plans	7,384	6,820
Repurchase of common stock	(87,020)	—
Dividends paid	(4,784)	(4,825)
Distributions to minority interests, net	(7,085)	(6,751)

Net cash (used in) provided by financing activities	(75,150)	9,766

Effect of exchange rate changes on cash	14,812	3,354

Increase in cash and cash equivalents	79,595	73,584
Cash and cash equivalents, beginning of period	308,872	218,475

Cash and cash equivalents, end of period	$388,467	$292,059

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

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants (“Merchant reserves”) that serve as collateral to minimize contingent liabilities associated with charges properly reversed by a cardholder. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card associations. As of February 29, 2008 and May 31, 2007, our cash and cash equivalents included $121.7 million and $112.2 million, respectively, related to Merchant reserves.

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

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. As of February 29, 2008 and May 31, 2007, our settlement processing assets primarily related to our processing for direct merchants in Canada, while our settlement processing obligations primarily related to our processing for direct merchants in the United States and Asia-Pacific. Our reserve for operating losses and reserve for sales allowance relate to our “direct” merchant services business model. A summary of these amounts as of February 29, 2008 and May 31, 2007 is as follows:

	February 29, 2008	May 31, 2007
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$49,458	$54,279
Liability to Members, net	(16,321)	(1,590)
Exception items	1,000	469
Merchant reserves	(18,490)	(20,305)

Total	$15,647	$32,853

Settlement processing obligations:
Interchange reimbursement	$108,630	$111,618
Liability to Members, net	(46,589)	(38,986)
Exception items	10,474	1,776
Merchant reserves	(103,248)	(91,921)
Fair value of guarantees of customer chargebacks	(2,639)	(2,776)
Reserves for sales allowances	(271)	(328)

Total	$(33,643)	$(20,617)

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

As of February 29, 2008 and May 31, 2007, $2.6 million and $2.8 million, respectively, has been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended February 29, 2008 and February 28, 2007, we recorded expenses for such items in the amounts of $0.4 million and $0.8 million, respectively. For the nine months ended February 29, 2008 and February 28, 2007, we recorded expenses for such items in the amounts of $3.5 million and $3.4 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of February 29, 2008 and May 31, 2007, we had a check guarantee loss reserve of $6.0 million and $5.1 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended February 29, 2008 and February 28, 2007, we recorded expenses of $7.0 million and $3.6 million, respectively. For the nine months ended February 29, 2008 and February 28, 2007, we recorded expenses of $18.0 million and $13.8 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Goodwill and other intangible assets—We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2008 and determined that no impairment charges were required as of that date.

Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), and trademarks associated with acquisitions. Customer-related intangible assets, contract-based intangible assets and certain trademarks are amortized over their estimated useful lives of up to 30 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks are based on our plans to phase out the trademarks in the applicable markets. We have determined that the trademarks other than the amortizable trademarks have indefinite lives and, therefore, are not being amortized.

For all periods through November 30, 2006, the straight-line method of amortization was employed for all customer-related intangible assets. On December 1, 2006, we adopted the accelerated method of amortization described below which is applied over the respective periods of expected cash flows for our then significant customer-related intangible assets. These particular assets reflected 90% of the carrying value of our total customer-related intangible assets as of November 30, 2006. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. During the nine months ended February 29, 2008, we did not adjust the amortization schedules.

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We adopted this method prospectively for our existing significant customer-related intangible assets described above and intend to adopt this method for future acquisitions of customer-related intangible assets. The use of this amortization method prior to December 1, 2006 would have resulted in amortization expense that is not materially different from the amount recognized under the straight-line method used by us during the same periods. Lastly, we will continue to use the straight-line method of amortization for the certain customer-related intangible assets that reflected 10% of the carrying value of our total such assets as of November 30, 2006. For these assets, the amortization expense using a straight-line method historically resulted in, and is expected to continue to result in, amortization expense that is not materially different from the amount that would be recognized under the accelerated method of amortization described above. We continue to use the straight-line method of amortization for our non-compete agreements and amortizable trademarks.

Impairment of long-lived assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at February 29, 2008 and May 31, 2007.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 30.8% and 32.0% for the three months ended February 29, 2008 and February 28, 2007, respectively and 33.0% and 32.3% for the nine months ended February 29, 2008 and February 28, 2007, respectively.

Foreign currencies—We have significant operations in subsidiaries in Canada and the Czech Republic whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three and nine months ended February 29, 2008 and February 28, 2007, such transaction gains or losses were not significant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended February 29, 2008 and February 28, 2007 excludes incremental shares of 0.7 million and 0.5 million, respectively, related to stock options. The diluted share base for the nine months ended February 29, 2008 and February 28, 2007 excludes incremental shares of 0.6 million and 0.5 million, respectively, related to stock options. These shares were excluded since they have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$40,055	$34,296	$121,943	$109,807

Basic weighted average shares outstanding	79,219	80,421	79,584	80,098

Earnings per share	$0.51	$0.43	$1.53	$1.37

Diluted EPS:
Net income available to common shareholders	$40,055	$34,296	$121,943	$109,807

Basic weighted average shares outstanding	79,219	80,421	79,584	80,098
Plus: dilutive effect of stock options and restricted stock awards	1,431	1,551	1,439	1,658

Diluted weighted average shares outstanding	80,650	81,972	81,023	81,756

Earnings per share	$0.50	$0.42	$1.51	$1.34

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”). This statement permits us to choose to measure many financial instruments and certain other items at fair value. We are currently evaluating the impact on our consolidated financial statements of this standard, which will become effective for us on June 1, 2008.

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

NOTE 2—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

During the nine months ended February 29, 2008, we acquired a series of money transfer branch locations in the United States. The purpose of these acquisitions was to increase the market presence of our DolEx-branded money transfer offering. The operating results of the acquired locations were included in our unaudited consolidated financial statements from the date of acquisition.

During the nine months ended February 29, 2008, we also acquired a portfolio of merchants that process Discover transactions and the rights to process Discover transactions for our existing and new merchants. As a result of this acquisition, we will now process Discover transactions similarly to how we currently process Visa and MasterCard transactions. The purpose of this acquisition was to offer merchants a single point of contact for Discover, Visa and MasterCard card processing. The operating results of the acquired portfolio were included in our unaudited consolidated financial statements from the date of acquisition.

These business acquisitions have been recorded using the purchase method of accounting, and, accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The following table summarizes the preliminary purchase price allocations of these business acquisitions (in thousands):

Total
Goodwill	$6,863
Customer-related intangible assets	3,142
Contract-based intangible assets	728
Other current assets	2,806

Total assets acquired	13,539

Current liabilities	(2,655)
Minority interest in equity of subsidiary	(486)

Net assets acquired	$10,398

The customer-related intangible assets have amortization periods of up to 14 years. The contract-based intangible assets have amortization periods of 3 to 10 years.

These business acquisitions were not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to these acquisitions.

In addition, during the nine months ended February 29, 2008, we acquired a customer list and long-term merchant referral agreement in our Canadian merchant services channel for $1.7 million. The value assigned to the customer list was expensed immediately. The value assigned to the merchant referral agreement is being amortized on a straight-line basis over its useful life of 10 years.

NOTE 3—GOODWILL

The changes to the goodwill balance during the nine months ended February 29, 2008 are as follows (in thousands):

Goodwill balance as of May 31, 2007	$451,244
Goodwill acquired	6,863
Effect of foreign currency translation on goodwill carrying value	14,436

Goodwill balance as of February 29, 2008	$472,543

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

We recognize accrued interest related to unrecognized income tax benefits in interest expense and accrued penalty expense related to unrecognized tax benefits in sales, general and administrative expenses. During the three months ended February 29, 2008, we recorded $0.2 million of accrued interest and penalty expense related to the unrecognized income tax benefits. During the nine months ended February 29, 2008, we recorded $0.3 million of accrued interest and penalty expense related to the unrecognized income tax benefits.

We anticipate the total amount of unrecognized income tax benefits may decrease by $1.4 million within the next 12 months as a result of the expiration of the statute of limitations.

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

NOTE 5—SHAREHOLDERS’ EQUITY

On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2,298,905 shares of our common stock during the nine months ended February 29, 2008 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. As of February 29, 2008, we had $13.0 million remaining under our current share repurchase authorization.

NOTE 6—SHARE-BASED AWARDS AND OPTIONS

As of February 29, 2008, we have four share-based employee compensation plans. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant. There was no share-based compensation capitalized during the nine months ended February 29, 2008 and February 28, 2007.

We have certain stock plans under which incentive stock options, non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of February 29, 2008 are 5.0 million for the 2005 Plan and 0.5 million for the Director Plan.

The total share-based compensation cost that has been charged against income for these plans aggregated $3.3 million and $3.8 million for the three months ended February 29, 2008 and February 28, 2007, respectively, for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income was $1.2 million and $1.1 million for the three months ended February 29, 2008 and February 28, 2007, respectively.

The total share-based compensation cost that has been charged against income for these plans aggregated $9.9 million and $12.4 million for the nine months ended February 29, 2008 and February 28, 2007, respectively, for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income was $3.5 million and $3.8 million for the nine months ended February 29, 2008 and February 28, 2007, respectively.

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

The following table summarizes all outstanding options as of February 29, 2008 and the changes during the nine months ended February 29, 2008.

	Nine Months Ended February 29, 2008
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
2000 Plan
Outstanding at May 31	2,866	$18
Granted	—	—
Cancelled	(19)	21
Exercised	(573)	18

Outstanding at February 29	2,274	$18	$49.8

2005 Plan
Outstanding at May 31	2,053	$36
Granted	236	38
Cancelled	(91)	38
Exercised	(137)	31

Outstanding at February 29	2,061	$37	$6.5

Director Plan
Outstanding at May 31	252	$22
Granted	43	43
Cancelled	—	—
Exercised	—	—

Outstanding at February 29	295	$25	$4.3

Total stock options outstanding as of February 29, 2008 have a weighted average exercise price of $27, a weighted average remaining contractual life of 6 years and an aggregate intrinsic value of $60.7 million. As of February 29, 2008, stock options exercisable total 2.9 million and have a weighted average exercise price of $22, a weighted average remaining contractual life of 5 years and an aggregate intrinsic value of $51.9 million. The aggregate intrinsic value of stock options exercised during the nine months ended February 29, 2008 and February 28, 2007 was $15.5 million and $19.1 million, respectively. As of February 29, 2008, we had $10.7 million of total unrecognized compensation cost related to unvested options, which we expect to recognize over a weighted average period of 1.2 years.

The weighted average grant-date fair values of each option granted during the nine months ended February 29, 2008 and 2007 was $14 and $16, respectively. The fair value of each option granted during the nine months ended February 29, 2008 and 2007 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	Nine Months Ended
	February 29, 2008	February 28, 2007
2005 Plan
Risk-free interest rates	4.51%	4.85%
Expected volatility	31.67%	30.09%
Dividend yields	0.19%	0.19%
Expected lives	5 years	5 years

Directors Plan
Risk-free interest rates	4.21%	4.52%
Expected volatility	31.70%	31.96%
Dividend yields	0.19%	0.19%
Expected lives	5 years	5 years

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

The following table summarizes the changes in non-vested restricted stock awards for the nine months ended February 29, 2008:

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)
Non-vested at May 31	278	$37
Granted	399	38
Vested	(126)	29
Forfeited	(15)	42

Non-vested at February 29	536	$39

The total fair value of shares vested during the nine months ended February 29, 2008 was $3.7 million. During the nine months ended February 28, 2007, the weighted average grant-date fair value of shares vested was $17 and the total fair value of shares vested during these nine months was $1.7 million.

We recognized compensation expenses for restricted stock of $1.4 million and $0.7 million in the three months ended February 29, 2008 and February 28, 2007, respectively. We recognized compensation expenses for restricted stock of $3.7 million and $2.0 million in the nine months ended February 29, 2008 and February 28, 2007, respectively. As of February 29, 2008, there was $17.1 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25 thousand or 20% of their annual compensation for the purchase of stock. For periods prior to October 1, 2006, the price for shares purchased under the plan was the lower of 85% of the market value on the first day or the last day of the quarterly purchase period. With the quarterly purchase period beginning on October 1, 2006, the price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period (the “Purchase Date”). As of February 29, 2008, 0.7 million shares had been issued under this plan, with 1.7 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during the nine months ended February 29, 2008 and February 28, 2007 was $6 and $9, respectively.

For the quarterly purchases after October 1, 2006, the fair value of each designated share purchased under the Employee Stock Purchase Plan is based on the 15% discount on the Purchase Date.

For the certain purchases prior to October 1, 2006, the fair value of each designated share purchased under the Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions:

Nine Months Ending February 28, 2007
Risk-free interest rates	4.93%
Expected volatility	37.02%
Dividend yields	0.19%
Expected lives	3 months

The risk-free interest rate was based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Our assumption on expected volatility was based on our historical volatility. The dividend yield assumption was calculated using our average stock price over the preceding year and the annualized amount of our then quarterly dividend. Since the purchase price for shares under the plan was based on the market value on the first day or last day of the quarterly purchase period, we used an expected life of three months to determine the fair value of each designated share.

NOTE 7—COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
	(in thousands)
Net income	$40,055	$34,296	$121,943	$109,807
Foreign currency translation, net of tax of $(1,737) and $(1,877); $5,181 and $(4,087), respectively	10,347	(4,963)	39,876	(7,022)

Total comprehensive income	$50,402	$29,333	$161,819	$102,785

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

The components of net periodic benefit costs relating to Global Payments’ noncontributory defined benefit pension plan and the SERP are as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
	(in thousands)
Service cost	$—	$—	$—	$—
Interest cost	150	144	450	432
Expected return on plan assets	(169)	(142)	(508)	(428)
Amortization of prior service cost	4	4	11	11
Amortization of net loss	9	15	29	47

Net periodic benefit cost	$(6)	$21	$(18)	$62

Contributions of $0.1 million have been made to the noncontributory defined benefit pension plan during the three and nine months ended February 29, 2008. No contributions have been made to the SERP during the three and nine months ended February 29, 2008. We expect to contribute an additional $0.3 million to the noncontributory defined benefit pension plan in fiscal 2008. We do not expect to make contributions to the SERP in fiscal 2008.

NOTE 9—RESTRUCTURING

The following schedule details the rollforward of the restructuring liability from May 31, 2006 to February 29, 2008:

	Liability Balance as of May 31, 2006	Costs Accrued During Fiscal 2007	Costs Paid During Fiscal 2007	Liability Balance as of May 31, 2007	Costs Accrued During Fiscal 2008	Costs Paid During Fiscal 2008	Liability Balance as of February 29, 2008
	(in thousands)
One-time employee termination benefits	$248	$1,866	$368	$1,746	$1,317	$2,704	$359
Contract termination costs	6	104	110	—	—	—	—

Total	$254	$1,970	$478	$1,746	$1,317	$2,704	$359

During the fourth quarter of fiscal 2007, consistent with our strategy to leverage infrastructure and consolidate operations, we committed to plans to close two locations and consolidate their functions as well as other functions into existing locations. We completed these plans as of November 30, 2007 and do not expect to incur additional restructuring charges in fiscal 2008 related to these restructuring plans.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the nine months ended February 29, 2008 and February 28, 2007 are as follows:

	Nine Months Ended
	February 29, 2008	February 28, 2007
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$52,956	$55,103
Interest paid	5,165	4,874

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and nine months ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
	(in thousands)
Revenues:
Domestic direct	$171,372	$135,896	$504,709	$403,860
Canada	61,256	54,630	193,705	170,314
Asia-Pacific	18,977	14,737	53,467	35,072
Central and Eastern Europe	14,455	12,244	42,365	38,767
Domestic indirect and other	10,666	11,564	32,894	35,178

Merchant services	276,726	229,071	827,140	683,191

Domestic	28,007	26,903	86,003	86,093
Europe	5,908	4,444	17,254	12,139

Money transfer	33,915	31,347	103,257	98,232

Consolidated revenues	$310,641	$260,418	$930,397	$781,423

Operating income for segments:
Merchant services	$72,118	$62,033	$219,316	$196,275
Money transfer	1,156	2,249	6,117	10,995
Corporate	(13,363)	(13,089)	(39,542)	(40,247)
Restructuring	—	—	(1,317)	—

Consolidated operating income	$59,911	$51,193	$184,574	$167,023

Depreciation and amortization:
Merchant services	$9,704	$9,122	$27,913	$26,329
Money transfer	1,426	1,041	3,960	3,627
Corporate	112	123	347	388

Consolidated depreciation and amortization	$11,242	$10,286	$32,220	$30,344

Enterprise-Wide Disclosures

Our results of operations and our financial condition are not significantly reliant upon any single customer.

We operate primarily in the United States, Canada, Europe, and the Asia-Pacific region. The following is a summary of consolidated revenues by geographic region:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
	(in thousands)
United States	$209,837	$174,122	$622,931	$524,416
Canada	61,256	54,630	193,705	170,314
Asia-Pacific	18,977	14,737	53,467	35,072
Europe	20,571	16,929	60,294	51,621

	$310,641	$260,418	$930,397	$781,423

The following is a summary of long-lived assets by geographic region:

	February 29, 2008	May 31, 2007
	(in thousands)
United States	$423,297	$413,278
Canada	174,849	161,229
Asia-Pacific	74,687	69,957
Europe	109,150	98,281
Latin America	1,810	2,614

	$783,793	$745,359

NOTE 12—RELATED PARTY TRANSACTIONS

From time to time, in the course of settling money transfer transactions, we purchase foreign currency from Consultoria Internacional Casa de Cambio (“CISA”), a Mexican company partially owned by certain of our employees. We purchased 1.6 billion Mexican pesos for $144.0 million and 1.7 billion Mexican pesos for $156.1 million during the three months ended February 29, 2008 and February 28, 2007, respectively, from CISA. We purchased 6.1 billion Mexican pesos for $560.3 million and 6.1 billion Mexican pesos for $557.5 million during the nine months ended February 29, 2008 and February 28, 2007, respectively, from CISA. We believe these currency transactions were executed at prevailing market exchange rates.

Also from time to time, money transfer transactions are settled at destination facilities owned by CISA. We incurred related settlement expenses, included in cost of service in the accompanying unaudited consolidated statements of income, approximating $0.2 million and $0.1 million, respectively, in the three months ended February 29, 2008 and February 28, 2007, and $0.5 million in both the nine months ended February 29, 2008 and February 28, 2007.

In the normal course of business, we periodically utilize the services of contractors to provide software development services. An employee of ours that was hired on April 18, 2005 is also an employee, officer and part owner of a firm that provides such services. The services provided by this firm primarily relate to software development in connection with our next generation front-end processing system in the United States. During the three months ended February 29, 2008 and February 28, 2007, we capitalized fees paid to this firm of $0.1 million and $0.6 million, respectively. During the nine months ended February 29, 2008 and February 28, 2007, we capitalized fees paid to this firm of $0.2 million and $1.6 million, respectively. As of February 29, 2008 and May 31, 2007, capitalized amounts paid to this firm of $4.8 million and $4.6 million, respectively, were included in property and equipment in the accompanying consolidated balance sheets. In addition, we expensed amounts paid to this firm of $0.1 million and $0.3 million during the three and nine months ended February 29, 2008, respectively. Amounts paid to this firm and expensed during the nine months ended February 28, 2007 were not significant. Since the related software has not yet been placed in service, no amortization expense has been recorded in the accompanying financial statements.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Operating Taxes

We define operating taxes as those that are unrelated to income taxes, such as sales and property taxes. During the course of operations, we must interpret the meaning of various operating tax matters in the United States and in the foreign jurisdictions in which we do business. Taxing authorities in those various jurisdictions may arrive at different interpretations of applicable tax laws and regulations as they relate to such operating tax matters, which could result in the payment of additional taxes in those jurisdictions.

During the three months ended February 29, 2008, we determined that a contingent liability relating to an operating tax item was no longer deemed to be probable. We made this determination as a result of consultation with outside legal counsel and further analysis of applicable legislation. As such, we released the related liability and recorded a $7.0 million reduction to sales, general and administrative expenses during the three months ended February 29, 2008 in the accompanying unaudited statements of income. This reversal was a non-cash item and has been reflected as an adjustment to reconcile net income to net cash provided by operating activities in our unaudited statement of cash flows.

Credit Facilities

In November 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of February 29, 2008. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of both February 29, 2008 and May 31, 2007, we had no borrowings outstanding on our U.S. Credit Facility.

In November 2006, we entered into an amendment to our credit facility with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender, which we refer to as our Canadian Credit Facility. The Canadian Credit Facility consists of a line of credit of $25 million Canadian dollars, or $25.6 million United States dollars based on the February 29, 2008 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the facility to $50 million Canadian dollars during the peak holiday season. The Canadian Credit Facility does not have a fixed term, may be terminated at any time by either party, and has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of February 29, 2008. As of both February 29, 2008 and May 31, 2007, we had no borrowings outstanding on our Canadian Credit Facility.

During the nine months ended February 29, 2008, our Chinese subsidiary in the Asia-Pacific region entered into a revolving credit facility to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by the People’s Bank of China. As of February 29, 2008, this facility totaled $2.5 million, of which we had $1.1 million of borrowings outstanding, based on the exchange rate in effect on that date.

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

Executive Overview

Revenues increased 19% to $310.6 million in the three months ended February 29, 2008 compared to the prior year’s comparable period. Revenues increased 19% to $930.4 million in the nine months ended February 29, 2008 compared to the prior year’s comparable period. This revenue growth was primarily due to our merchant services channels.

Consolidated operating income increased 17% to $59.9 million for the three months ended February 29, 2008, which resulted in an operating margin of 19.3% for the three months ended February 29, 2008. Consolidated operating income increased 11% to $184.6 million for the nine months ended February 29, 2008, which resulted in an operating margin of 19.8% for the nine months ended February 29, 2008.

Net income increased 17% to $40.1 million in the three months ended February 29, 2008 compared to the prior year’s comparable period, resulting in a 19% increase in diluted earnings per share to $0.50 in the three months ended February 29, 2008 compared to the prior year’s comparable period. Net income increased 11% to $121.9 million in the nine months ended February 29, 2008 compared to the prior year’s comparable period, resulting in a 13% increase in diluted earnings per share to $1.51 in the nine months ended February 29, 2008 compared to the prior year’s comparable period.

Merchant services segment revenue increased 21% to $276.7 million in the three months ended February 29, 2008 and increased 21% to $827.1 million in the nine months ended February 29, 2008. Merchant services segment operating income increased 16% to $72.1 million in the three months ended February 29, 2008, with operating margins of 26.1% and 27.1% for the three months ended February 29, 2008 and February 28, 2007, respectively. Merchant services segment operating income increased 12% to $219.3 million in the nine months ended February 29, 2008, with operating margins of 26.5% and 28.7% for the nine months ended February 29, 2008 and February 28, 2007, respectively.

Money transfer segment revenue increased 8% to $33.9 million in the three months ended February 29, 2008 and increased 5% to $103.3 million in the nine months ended February 29, 2008. Money transfer segment operating income decreased 49% to $1.2 million in the three months ended February 29, 2008, with operating margins of 3.4% and 7.2% for the three months ended February 29, 2008 and February 28, 2007, respectively. Money transfer segment operating income decreased 44% to $6.1 million in the nine months ended February 29, 2008, with operating margins of 5.9% and 11.2% for the nine months ended February 29, 2008 and February 28, 2007, respectively.

The consolidated operating income and earnings per share amounts reflect restructuring charges of $1.3 million in the nine months ended February 29, 2008. These charges primarily relate to employee termination benefits due to facility consolidations. We completed these plans as of November 30, 2007 and do not expect to incur additional restructuring charges in fiscal 2008 related to these restructuring plans. Please see Note 9 in the notes to the unaudited consolidated financial statements for more information. In addition, consolidated operating income and earnings per share amounts reflect the favorable impact of a non-recurring, non-cash operating tax item of $7.0 million that was recognized in the three and nine months ended February 29, 2008. During the three months ended February 29, 2008, we determined that a contingent liability relating to an operating tax matter was no longer deemed to be probable. As such, we released the related liability. See Operating Taxes under Note 13 in the notes to the unaudited consolidated financial statements for additional details.

On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2,298,905 shares of our common stock during the nine months ended February 29, 2008 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. As of February 29, 2008, we had $13.0 million remaining under our current share repurchase authorization.

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

Results of Operations

The following table shows key selected financial data for the three months ended February 29, 2008 and February 28, 2007, this data as a percentage of total revenue, and the changes between three months ended February 29, 2008 and February 28, 2007, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended February 29, 2008	% of Revenue(1)	Three Months Ended February 28, 2007	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
Domestic direct	$171,372	55%	$135,896	52%	$35,476	26%
Canada	61,256	20	54,630	21	6,626	12
Asia-Pacific	18,977	6	14,737	6	4,240	29
Central and Eastern Europe	14,455	5	12,244	5	2,211	18
Domestic indirect and other	10,666	3	11,564	4	(898)	(8)

Merchant services	276,726	89	229,071	88	47,655	21

Domestic	28,007	9	26,903	10	1,104	4
Europe	5,908	2	4,444	2	1,464	33

Money transfer	33,915	11	31,347	12	2,568	8

Total revenues	$310,641	100%	$260,418	100%	$50,223	19%

Consolidated operating expenses:
Cost of service	$117,661	37.9%	$103,555	39.8%	$14,106	14%
Sales, general and administrative	133,069	42.8	105,670	40.6	27,399	26

Operating income	$59,911	19.3%	$51,193	19.7%	$8,718	17%

Operating income for segments:
Merchant services	$72,118		$62,033		$10,085	16%
Money transfer	1,156		2,249		(1,093)	(49)
Corporate	(13,363)		(13,089)		(274)	(2)

Operating income	$59,911		$51,193		$8,718	17%

Operating margin for segments:
Merchant services segment	26.1%		27.1%		(1.0%)
Money transfer segment	3.4%		7.2%		(3.8%)

(1)	Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the nine months ended February 29, 2008 and February 28, 2007, this data as a percentage of total revenue, and the changes between nine months ended February 29, 2008 and February 28, 2007, in dollars and as a percentage of the prior year’s comparable period.

	Nine Months Ended February 29, 2008	% of Revenue(1)	Nine Months Ended February 28, 2007	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
Domestic direct	$504,709	54%	$403,860	52%	$100,849	25%
Canada	193,705	21	170,314	22	23,391	14
Asia-Pacific	53,467	6	35,072	4	18,395	52
Central and Eastern Europe	42,365	5	38,767	5	3,598	9
Domestic indirect and other	32,894	4	35,178	5	(2,284)	(6)

Merchant services	827,140	89	683,191	87	143,949	21

Domestic	86,003	9	86,093	11	(90)	—
Europe	17,254	2	12,139	2	5,115	42

Money transfer	103,257	11	98,232	13	5,025	5

Total revenues	$930,397	100%	$781,423	100%	$148,974	19%

Consolidated operating expenses:
Cost of service	$350,483	37.7%	$307,511	39.4%	$42,972	14%
Sales, general and administrative	394,023	42.3	306,889	39.3	87,134	28
Restructuring	1,317	0.1	—	—	1,317	—

Operating income	$184,574	19.8%	$167,023	21.4%	$17,551	11%

Operating income for segments:
Merchant services	$219,316		$196,275		$23,041	12%
Money transfer	6,117		10,995		(4,878)	(44)
Corporate	(39,542)		(40,247)		705	2
Restructuring	(1,317)		—		(1,317)	—

Operating income	$184,574		$167,023		$17,551	11%

Operating margin for segments:
Merchant services segment	26.5%		28.7%		(2.2%)
Money transfer segment	5.9%		11.2%		(5.3%)

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

In the three months ended February 29, 2008, revenues increased 19% to $310.6 million compared to the prior year’s comparable period. In the nine months ended February 29, 2008, revenues increased 19% to $930.4 million compared to the prior year’s comparable period. We attribute this revenue growth primarily to our merchant services channels. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable growth through acquisitions, pursue enhanced products and services for our customers, and leverage our existing business model. We expect our fiscal 2008 consolidated revenues to range from $1,250 million to $1,260 million, reflecting growth of 18% to 19% over fiscal 2007.

Merchant Services Segment

In the three months ended February 29, 2008, revenue from our merchant services segment increased 21% to $276.7 million compared to the prior year’s comparable period. In the nine months ended February 29, 2008, revenue from our merchant services segment increased 21% to $827.1 million compared to the prior year’s comparable period.

We have continued to grow our domestic direct merchant channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For the three months ended February 29, 2008, our credit and debit card processed transactions grew 27% and our revenue grew 26% for this channel compared to the prior year period. For the nine months ended February 29, 2008, our credit and debit card processed transactions grew 28% and our revenue grew 25% for this channel compared to the prior year period. In both the three and nine months ended February 29, 2008 compared to the prior year’s comparable periods, our domestic direct credit card average dollar value of transaction, or average ticket, decreased in the mid single digit percentage range, due to a shift toward smaller merchants added through our ISOs. Offsetting this decline in average ticket was a mid single digit percentage increase in our average discount revenue per dollar value volume, or spread, in both the three and nine months ended February 29, 2008 compared to the prior year’s comparable periods. Our spread was favorably impacted by the shift towards smaller merchants added through our ISOs. Smaller merchants tend to have lower average tickets and higher spreads than larger merchants. Aside from the impact of changes in our average ticket and spread, the remaining difference between our transaction growth and revenue growth is due to our service fees, equipment fees and check-related services. The total of this revenue grew at a lesser rate than our credit and debit card transaction growth. For fiscal year 2008, we expect annual revenue growth in the low 20% to mid 20% range for this channel.

For the three months ended February 29, 2008, our Canadian direct credit and debit card processed transactions grew 3%, with overall Canadian revenue growth of 12% compared to the prior year period. For the nine months ended February 29, 2008, our Canadian direct credit and debit card processed transactions grew 3%, with overall Canadian revenue growth of 14% compared to the prior year period. The difference between our transaction growth and revenue growth was primarily due to a favorable Canadian currency exchange rate, offset by the unfavorable impact of non-recurring card association incentive revenue realized during the three months ended February 28, 2007. We expect a positive impact from anticipated changes in the Canadian market interchange structure during the three months ending May 31, 2008. For fiscal 2008, we expect annual revenue growth in the mid teens percentage range for our Canadian channel.

For the three months ended February 29, 2008, our Asia-Pacific merchant services revenue increased 29% compared to the prior year period. This growth was due to enhancing our sales force, industry expansion and strategic pricing initiatives. Our Asia-Pacific merchant services revenue for the nine months ended February 29, 2008 and February 28, 2007 was $53.5 million and $35.1 million, respectively. We completed the purchase of our ownership in HSBC’s merchant acquiring business on July 24, 2006, and began operating in this channel at that time. For fiscal 2008, we expect to achieve Asia-Pacific merchant services revenue growth of 44% to 47% compared to fiscal 2007. This expected growth includes the impact of reporting a full year of results in fiscal 2008 compared to a partial year in fiscal 2007.

Our Central and Eastern European merchant services revenue for the three months ended February 29, 2008 increased 18% compared to the prior year period, largely due to a favorable year-over-year Czech currency exchange rate and growth in credit and debit card processed transactions of 13%. Our Central and Eastern European merchant services revenue for the nine months ended February 29, 2008 increased 9% compared to the prior year period, largely due to a favorable year-over-year Czech currency exchange rate, the impact of our Diginet acquisition and growth in credit and debit card processed transactions of 11%. In the three and nine months ended February 29, 2008, revenue growth was offset by the loss of a major customer which deconverted at the end of fiscal 2007, in addition to the impact of price reductions granted on contract renewals. We expect annual fiscal 2008 revenue growth for this channel in the low teens to mid teens percentage range.

We experienced continued and expected declines in our domestic indirect and other channel during the three and nine months ended February 29, 2008, with revenue declines of 8% and 6%, respectively, compared to the prior year’s comparable periods. We attribute these revenue declines to the industry consolidation of financial institutions and competitive pricing pressures. For fiscal 2008, we expect an annual revenue decline in the mid single digit to high single digit percentage range for this channel.

Money Transfer Segment

In the three months ended February 29, 2008, revenue from our money transfer segment increased 8% to $33.9 million compared to the prior year’s comparable period. In the nine months ended February 29, 2008, revenue from our money transfer segment increased 5% to $103.3 million compared to the prior year’s comparable period.

Our domestic money transfer channel relates to all revenue originating from the money transfer branches that we operate in the United States, which may include money transfers to destinations both inside and outside of the United States. For the three months ended February 29, 2008, our domestic money transfer channel transactions grew 8% and revenue increased 4%, compared to the prior year’s comparable period. For the nine months ended February 29, 2008, our domestic money transfer channel transactions grew 10% while revenue experienced 0% growth, compared to the prior year’s comparable period.

The growth in transactions was driven primarily by same store sales growth and acquired branch locations. We decreased our domestic branch footprint to 825 domestic branches as of February 29, 2008, compared to 860 branch locations as of February 28, 2007. On a sequential basis, our domestic branch footprint as of February 29, 2008 decreased by 54 locations compared to our domestic branch footprint as of November 30, 2007. This decrease in domestic branches is the result of the closure of underperforming locations, partially offset by branch acquisitions.

The difference between our transaction growth and revenue growth was primarily due to lower pricing. We believe that fewer immigrants may be coming to the United States due to increased immigration legislation and enforcement, a downturn in the United States housing market, and an improving Mexican economy, which may be contributing to a competitive pricing environment. We have a significant amount of goodwill and other indefinite-lived intangible assets associated with this business. Although we currently believe that these unfavorable trends are temporary, if they either worsen or continue for longer than we expect, or if any future adverse trends arise in the operating performance of this business, the carrying amount of these intangible assets may be impacted.

Our European money transfer channel relates to all revenue generated from the money transfer branches that we operate in Europe, which may include money transfers to destinations both inside and outside of Europe. In Europe, we increased our branch footprint to 71 locations as of February 29, 2008, compared to 57 locations as of February 28, 2007. For the three months ended February 29, 2008, our European money transfer revenue grew 33%, primarily due to new branch locations, which resulted in transaction growth of 27%. For the nine months ended February 29, 2008, our European money transfer revenue grew 42%, primarily due to new branch locations, which resulted in transaction growth of 39%. Revenues in both the three and nine months ended February 29, 2008 were impacted by a favorable year-over-year currency exchange rate.

For fiscal 2008, we expect annual revenue growth in the mid single digit to high single digit percentage range for our money transfer segment.

Consolidated Operating Expenses

Cost of service increased 14% to $117.7 million for the three months ended February 29, 2008 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 37.9% of revenue for the three months ended February 29, 2008 from 39.8% for the prior year’s comparable period.

Cost of service increased 14% to $350.5 million for the nine months ended February 29, 2008 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 37.7% of revenue for the nine months ended February 29, 2008 from 39.4% for the prior year’s comparable period.

In the three and nine months ended February 29, 2008, the decline in cost of service as a percentage of revenue is related to our revenue growth and the related economies of scale benefits. The growth in cost of service expenses is primarily due to the following factors: the addition of our Asia-Pacific channel; costs associated with our money transfer segment; the weakening of the United States dollar compared to the currencies of Canada, the Czech Republic, and Spain; increased losses in our check guarantee service offering; and increases in variable processing expenses associated with our revenue growth, primarily assessment fees paid to card associations.

Sales, general and administrative expenses increased 26% to $133.1 million in the three months ended February 29, 2008 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 42.8% for the three months ended February 29, 2008 compared to 40.6% in the prior year’s comparable period.

Sales, general and administrative expenses increased 28% to $394.0 million in the nine months ended February 29, 2008 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 42.3% for the nine months ended February 29, 2008 compared to 39.3% in the prior year’s comparable period.

The increases in sales, general and administrative expenses are primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. The ISO commission model differs from our other sales channels where the commissions are primarily paid for only a twelve-month period. The addition of our Asia-Pacific channel also contributed to the increases in sales, general and administrative expenses due to the investment in the regional sales force and infrastructure. Lastly, the weakening of the United States dollar compared to the currencies of Canada, the Czech Republic and Spain also increased these expenses.

Offsetting the increases in sales, general and administrative expenses was the favorable impact of a non-recurring, non-cash operating tax item of $7.0 million that was recognized in the three and nine months ended February 29, 2008. During the three months ended February 29, 2008, we determined that a contingent liability relating to an operating tax matter was no longer deemed to be probable. We made this determination as a result of consultation with outside legal counsel and further analysis of applicable legislation. As such, we released the related liability. See Operating Taxes under Note 13 in the notes to the unaudited consolidated financial statements for additional details.

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

Merchant Services Segment

Operating income in the merchant services segment increased 16% to $72.1 million for the three months ended February 29, 2008 compared to the prior year’s comparable period. The operating margin was 26.1% and 27.1% for the three months ended February 29, 2008 and February 28, 2007, respectively.

Operating income in the merchant services segment increased 12% to $219.3 million for the nine months ended February 29, 2008 compared to the prior year’s comparable period. The operating margin was 26.5% and 28.7% for the nine months ended February 29, 2008 and February 28, 2007, respectively.

This operating margin decline is primarily due to the growth of our ISO channel, the ongoing investments in our Asia-Pacific channel, the customer attrition and pricing pressure in our Central and Eastern European channel, increased losses in our check guarantee service offering, and the prior year non-recurring card association incentive revenue in Canada. Offsetting this decline in operating margin was the impact of the operating tax item discussed above. Lastly, due to strengthened foreign currencies compared to the United States dollar, we received a benefit during the three months ended February 29, 2008 of $12.0 million in revenue and $0.05 in diluted earnings per share, most of which relates to our merchant services segment. We received a similar foreign currency benefit during the nine months ended February 29, 2008 of $28.3 million in revenue and $0.11 in diluted earnings per share.

We expect fiscal 2008 total merchant services operating income margin in the 25.2% to 25.4% range.

Money Transfer Segment

Operating income in the money transfer segment decreased 49% to $1.2 million for the three months ended February 29, 2008 compared to the prior year’s comparable period. This decrease resulted in an operating margin of 3.4% for the three months ended February 29, 2008, compared to 7.2% in the prior year’s comparable period.

Operating income in the money transfer segment decreased 44% to $6.1 million for the nine months ended February 29, 2008 compared to the prior year’s comparable period. This decrease resulted in an operating margin of 5.9% for the nine months ended February 29, 2008, compared to 11.2% in the prior year’s comparable period.

This operating margin decline was primarily due to the increased price competition discussed above and our use of a fixed-cost, branch model at the point of sale. In addition, we incurred costs associated with the closure of underperforming locations, such as lease termination fees and fixed asset write-offs. As a result of the anticipated favorable impact of these closures, in addition to recently improved pricing trends, we are expecting improved operating income and operating margin results for this segment during the three months ending May 31, 2008. We expect fiscal 2008 total money transfer operating income margin to be in the mid single digit to high single digit percentage range.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, Board of Directors’ fees, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation. Our corporate costs increased 2% to $13.4 million for the three months ended February 29, 2008 compared to the prior year’s comparable period. Our corporate costs decreased 2% to $39.5 million for the nine months ended February 29, 2008 compared to the prior year’s comparable period. This decrease is largely due to lower share-based compensation expenses in the current year. For fiscal 2008, we expect 0% to low single digit percentage growth in corporate expenses.

Restructuring Charges

During the fourth quarter of fiscal 2007, we committed to plans to close two locations and consolidate their functions into existing locations, which is consistent with our strategy to leverage infrastructure and consolidate operations. These restructuring plans required staff reduction and facility closure costs and were completed during our second quarter of fiscal 2008. We recorded restructuring charges of $1.3 million in the nine months ended February 29, 2008. We do not expect to incur additional restructuring charges in fiscal 2008 related to these restructuring plans.

Consolidated Operating Income

Consolidated operating income increased 17% to $59.9 million for the three months ended February 29, 2008 compared to the prior year’s comparable period. This change resulted in an operating margin of 19.3% for the three months ended February 29, 2008 compared to 19.7% in the prior year’s comparable period.

Consolidated operating income increased 11% to $184.6 million for the nine months ended February 29, 2008 compared to the prior year’s comparable period. This change resulted in an operating margin of 19.8% for the nine months ended February 29, 2008 compared to 21.4% in the prior year’s comparable period. We expect fiscal 2008 total company operating income margin of between 18.9% and 19.1%, excluding the impact of the operating tax item and the restructuring charges relating to our facility consolidation programs, both as discussed above.

Consolidated Other Income/Expense, Net

Interest and other income, net increased to $2.6 million for the three months ended February 29, 2008 compared to $2.3 million in the prior year’s comparable period. Interest and other income, net increased to $9.3 million for the nine months ended February 29, 2008 compared to $5.8 million in the prior year’s comparable period. This improvement is largely due to higher interest income due to higher cash balances. During fiscal 2008, we expect approximately $12 million to $13 million in income from the net of our interest and other income and interest and other expense.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income before income tax and minority interest, were 30.8% and 32.0% for the three months ended February 29, 2008 and February 28, 2007, respectively. This decrease is primarily due to the reduction in valuation allowances relating to certain of our Asia-Pacific subsidiaries. Our effective tax rates were 33.0% and 32.3% for the nine months ended February 29, 2008 and February 28, 2007, respectively. This increase is primarily due to favorable one-time tax benefit items in the prior year’s comparable period related to income tax statute expirations and certain tax planning initiatives. We anticipate our fiscal 2008 effective tax rate will be between 33.0% and 33.5%.

Minority Interest, Net of Tax

Minority interest, net of tax increased to $3.2 million from $2.1 million in the three months ended February 29, 2008 and February 28, 2007, respectively. Minority interest, net of tax increased to $7.9 million for the nine months ended February 29, 2008 compared to $7.2 million in the prior year’s comparable period. These increases primarily relate to growth in our Comerica Bank alliance. For fiscal 2008, we expect $8.5 million to $9.5 million in minority interest, net of tax.

Net Income and Diluted Earnings Per Share

Net income increased 17% to $40.1 million in the three months ended February 29, 2008 compared to the prior year’s comparable period. This growth resulted in a 19% increase in diluted earnings per share to $0.50 in the three months ended February 29, 2008 compared to the prior year’s comparable period.

Net income increased 11% to $121.9 million in the nine months ended February 29, 2008 compared to the prior year’s comparable period. This growth resulted in a 13% increase in diluted earnings per share to $1.51 in the nine months ended February 29, 2008 compared to the prior year’s comparable period. We expect diluted earnings per share to range from $1.95 to $1.97 for fiscal 2008, excluding the restructuring charges and operating tax item, both as discussed above. Lastly, we expect 81 million in average diluted shares outstanding for fiscal 2008.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At February 29, 2008, we had cash and cash equivalents totaling $388.5 million. As of February 29, 2008, our cash and cash equivalents included $121.7 million related to Merchant reserves. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card associations. See Cash and cash equivalents under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash provided by operating activities increased $20.0 million to $183.9 million in the nine months ended February 29, 2008 from $163.9 million in the prior year’s comparable period. The increase in cash flow from operating activities was due to the increases in net income of $12.1 million, non-cash adjustments to reconcile net income to net cash provided by operating activities of $5.6 million, and cash provided by changes in working capital of $2.2 million.

The change in non-cash adjustments was primarily due to an increase in deferred income taxes of $8.5 million and an increase in the provision for operating losses and bad debts of $4.6 million, offset by decreases in other, net of $6.9 million and share-based compensation of $2.6 million. The change in other, net was primarily related to the $7.0 million operating tax item discussed in Results of Operations, above.

The working capital change was primarily due to the change in net settlement processing assets and obligations of $4.7 million, the change in income taxes payable of $11.7 million, and the change in prepaid expenses and other assets of $1.8 million, partially offset by the change in accounts payable and accrued liabilities of $8.3 million, the change in accounts receivable of $4.2 million, and the change in claims receivable of $3.8 million.

The change in net settlement processing assets and obligations relates to timing differences, processed volume changes and exchange rate fluctuations. In addition, the change is associated with the addition of certain Asia-Pacific jurisdictions that have been converted to our back-end processing systems. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details. The change in income taxes payable is attributed to the timing and amount of estimated tax payments this year compared to last year. The change in prepaid expenses and other assets is due primarily to the timing and amounts of pre-payments and foreign currency receivables. The change in accounts payable and accrued liabilities is due to timing differences related to payments versus accruals, primarily ISO commissions, year-end bonus accruals, employee benefit payments, obligations to purchase foreign currencies, and third party processing charges. The change in claims receivable fluctuates based on the current inventory of claims relative to the character, value and age of the claims, and the rate and value of write-offs. The change in accounts receivable is primarily due to the timing and growth of our domestic direct revenue and foreign exchange rate variances on our accounts receivable balances.

Net cash used in investing activities decreased $59.5 million to $44.0 million in the nine months ended February 29, 2008 from $103.5 million in the prior year’s comparable period due to a decrease in business acquisition activities. During the nine months ended February 29, 2008, business and intangible asset acquisitions required $12.1 million for the acquisition of money transfer branch locations, the Discover portfolio acquisition, and a customer list and long-term merchant referral agreement in our Canadian merchant services channel. During the nine months ended February 28, 2007, business acquisition activity required $80.2 million for the HSBC merchant acquiring acquisition, the Diginet acquisition, and the acquisition of money transfer branches.

Capital expenditures increased to $31.9 million in the nine months ended February 29, 2008 from $23.2 million in the prior year’s comparable period. These expenditures primarily relate to software and infrastructure, including our next generation technology processing platform. The capital expenditures for the nine months ended February 29, 2008 also included spending for merchant terminals and our operating center consolidation plan that we committed to during the fourth quarter of fiscal 2007. For fiscal 2008, we expect capital expenditures of $40 million to $50 million.

In the nine months ended February 29, 2008, $75.2 million, net was used in financing activities compared to $9.8 million, net provided by financing activities in the prior year’s comparable period. The increase in cash used in financing activities was primarily due to $87.0 million in share repurchases of our common stock during the nine months ended February 29, 2008. See the Executive Overview above for additional details.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. As of February 29, 2008, we do not have any material capital commitments, other than commitments under operating leases and planned expansions.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our current cash flow strategy is to pay off debt, if any, to make planned capital investments in our business, to pursue acquisitions that meet our growth strategies, to pay dividends and repurchase our shares at the discretion of our Board of Directors, to collateralize our Merchant reserves, and to invest excess cash in securities that we believe are of high-quality and marketable in the short term.

Credit Facilities

In November 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of February 29, 2008. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of both February 29, 2008 and May 31, 2007, we had no borrowings outstanding on our U.S. Credit Facility.

In November 2006, we entered into an amendment to our credit facility with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender, which we refer to as our Canadian Credit Facility. The Canadian Credit Facility consists of a line of credit of $25 million Canadian dollars, or $25.6 million United States dollars based on the February 29, 2008 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the facility to $50 million Canadian dollars during the peak holiday season. The Canadian Credit Facility does not have a fixed term, may be terminated at any time by either party, and has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of February 29, 2008. As of both February 29, 2008 and May 31, 2007, we had no borrowings outstanding on our Canadian Credit Facility.

During the nine months ended February 29, 2008, our Chinese subsidiary in the Asia-Pacific region entered into a revolving credit facility to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by the People’s Bank of China. As of February 29, 2008, this facility totaled $2.5 million, of which we had $1.1 million of borrowings outstanding, based on the exchange rate in effect on that date.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the nine months ended February 29, 2008, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2007. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2007 and our summary of accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 for information on some of the matters which could adversely affect our business and results of operations.

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

We are exposed to market risk related to changes in interest rates on our cash investments and debt. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Interest rates on our lines of credit are based on market rates and fluctuate accordingly. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and believe the market risk arising from investment instruments and debt to be minimal.

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Euros and the various currencies of the Asia-Pacific region, Canada, Central and Eastern Europe, and Central and South America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the nine months ended February 29, 2008, foreign currency exposures increased our revenues by $28.3 million over the comparable period in the prior year. For the nine months ended February 29, 2008, foreign currency exposures increased our net income by $8.8 million over the comparable period in the prior year, calculated by applying our consolidated effective income tax rate for the appropriate period.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 contains additional information regarding our exposure to market risk.

Item 4.	Controls and Procedures

As of February 29, 2008, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of February 29, 2008, our disclosure controls and procedures were effective.

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

There have been no significant changes during the third quarter of fiscal 2008 to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the third quarter of fiscal 2008, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
December 1, 2007 – December 31, 2007	—	$—	—	$12,980,136
January 1, 2008 – January 31, 2008	—	—	—	$12,980,136
February 1, 2008 – February 29, 2008	—	—	—	$12,980,136

Total	—	$—	—

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

Global Payments Inc.
(Registrant)

Date: April 2, 2008	/s/ Joseph C. Hyde
Joseph C. Hyde
Chief Financial Officer

Date: April 2, 2008	/s/ Martin A. Picciano
Martin A. Picciano
Chief Accounting Officer