Form 10-K
period 2008-05-31
GLOBAL PAYMENTS INC
filed 2008-07-30
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates (assuming for these purposes, but not conceding, that all executive officers, directors, and shareholders owning 15% or more of the outstanding shares of common stock as of November 30, 2007, are “affiliates” of the Registrant) was $3,397,984,623 based upon the last reported sale price on the New York Stock Exchange on November 30, 2007.

The number of shares of the registrant’s common stock outstanding at July 21, 2008 was 79,656,560 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s proxy statement for the 2008 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.

2008 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1—BUSINESS

General Developments

Financial Highlights

In the year ended May 31, 2008, or fiscal 2008, revenue increased 20% to $1,274.2 million from $1,061.5 million in the year ended May 31, 2007, or fiscal 2007. This revenue growth was primarily due to growth in our merchant services channels. Consolidated operating income was $251.4 million for fiscal 2008, compared to $218.1 million for fiscal 2007, which resulted in a decrease in operating margin to 19.7% for fiscal 2008 from 20.5% for fiscal 2007. Net income increased $19.8 million, or 14%, to $162.8 million in fiscal 2008 from $143.0 million in the prior year, resulting in a $0.26 increase in diluted earnings per share to $2.01 in fiscal 2008 from $1.75 in fiscal 2007.

Merchant services segment revenue increased $201.5 million or 22% to $1,130.6 million in fiscal 2008 from $929.1 million in fiscal 2007. Merchant services segment operating income increased 13% to $293.0 million in fiscal 2008 from $259.7 million in fiscal 2007, with operating margins of 25.9% and 27.9% for fiscal 2008 and 2007, respectively.

Money transfer segment revenue increased $11.2 million or 8% to $143.6 million in fiscal 2008 from $132.4 million in fiscal 2007. Money transfer segment operating income decreased 6% to $13.6 million in fiscal 2008 from $14.5 million in fiscal 2007, with operating margins of 9.5% and 10.9% for fiscal years 2008 and 2007, respectively.

The consolidated operating income amounts reflect restructuring and other charges of $1.3 million and $3.1 million in fiscal 2008 and fiscal 2007, respectively. These charges primarily relate to employee termination benefits, fixed asset abandonment and facility closure costs due to facility consolidations and the elimination of redundant activities.

Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed explanation of these results.

Acquisitions

During fiscal 2008, we acquired a portfolio of merchants that process Discover transactions and the rights to process Discover transactions for our existing and new merchants. As a result of this acquisition, we will now process Discover transactions similarly to how we currently process Visa and MasterCard transactions. The purpose of this acquisition was to offer merchants a single point of contact for Discover, Visa and MasterCard card processing.

During fiscal 2008, we acquired a majority of the assets of Euroenvios Money Transfer, S.A. and Euroenvios Conecta, S.L., which we collectively refer to as LFS Spain. LFS Spain consisted of two privately-held corporations engaged in money transmittal and ancillary services from Spain to settlement locations primarily in Latin America. The purpose of the acquisition was to further our strategy of expanding our customer base and market share by opening additional branch locations.

During fiscal 2008, we acquired a series of money transfer branch locations in the United States. The purpose of these acquisitions was to increase the market presence of our DolEx-branded money transfer offering.

Facility Consolidations and Conversions

In March 2007, we decided to consolidate our technical support center located in St. Louis, Missouri into our operations center in Owings Mills, Maryland. We believe this consolidation will improve our customer service by allowing us to provide our customers with a single point of contact in one physical location. This consolidation resulted in staff reduction, fixed asset abandonment and facility closure costs and was completed during our second quarter of fiscal 2008.

During fiscal 2008, as part of our ongoing strategy to integrate our acquisitions into our existing systems, we completed the conversion of our Hong Kong and Macau merchant portfolio away from HSBC Asia and onto our back-end operating platform.

Share Repurchase Program

On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2.3 million shares of our common stock during fiscal 2008 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. As of May 31, 2008, we had $13.0 million remaining under our current share repurchase authorization.

Subsequent Events

On June 17, 2008, we entered into a purchase agreement with HSBC Bank plc, or HSBC UK, to obtain an interest in a newly formed limited partnership that will provide payment processing services to merchants in the United Kingdom and Internet merchants globally. The new partnership will operate under the name HSBC Merchant Services. On June 30, 2008, we completed the transaction and paid HSBC UK $439 million in cash to acquire a 51% majority ownership in the partnership. We will manage the day-to-day operations of the partnership, will control all major decisions and, accordingly, will consolidate the partnership’s financial results for accounting purposes effective with the closing date. HSBC UK retained ownership of the remaining 49% and contributed its existing merchant acquiring business in the United Kingdom to the partnership. In addition, HSBC UK entered into a ten-year marketing alliance with the partnership in which HSBC UK will refer customers to the partnership for payment processing services in the United Kingdom. On June 23, 2008, we entered into a new five year, $200 million term loan to fund a portion of the acquisition. We funded the remaining purchase price with excess cash and our existing credit facilities.

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

We market our products and services throughout the United States, Canada, Europe and the Asia-Pacific region. We operate in two business segments, merchant services and money transfer, and we offer various products through these segments. Our merchant services segment targets customers in many vertical industries including financial institutions, gaming, government, health care, professional services, restaurants, retail, universities and utilities. Our money transfer segment primarily targets immigrants in the United States and Europe. See Note 11 in the notes to consolidated financial statements for additional segment information and “Item 1A—Risk Factors” for a discussion of risks involved with our international operations.

Total revenues from our merchant services and money transfer segments, by geography and sales channel, are as follows (amounts in thousands):

	Year Ended May 31,
	2008	2007	2006
Domestic direct	$687,065	$558,026	$481,273
Canada	267,249	224,570	208,126
Asia-Pacific	72,367	48,449	—
Central and Eastern Europe	59,778	51,224	47,114
Domestic indirect and other	44,150	46,873	51,987

Merchant services	1,130,609	929,142	788,500

Domestic	119,019	115,416	109,067
Europe	24,601	16,965	10,489

Money transfer	143,620	132,381	119,556

Total revenues	$1,274,229	$1,061,523	$908,056

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

Direct Merchant Services

We market our services through a variety of sales channels that includes a dedicated sales force, ISOs, an internal telesales group, trade associations, alliance and agent bank relationships, retail outlets and financial institutions. In addition to receiving referrals from approximately 1,600 bank branch locations in Canada, we have affiliations in the United States with hundreds of organizations that provide sales leads, including financial institutions, alliance bank branch locations, trade associations, and value added resellers, or VARs. Additionally, we market directly to customers through print advertising and direct mail efforts. We also participate in major industry tradeshows and publicity events and actively execute various public relations campaigns. In the Asia-Pacific region, we market through a dedicated sales force and receive referrals from HSBC bank branch locations. We pursue this strategy because we believe that it utilizes one of the lowest cost delivery systems available to acquire customers successfully.

Credit and Debit Card Transaction Processing

Credit and debit card transaction processing includes the processing of Visa, MasterCard and Discover credit cards, cards issued by other card associations like American Express, Diners Club, and JCB, and on-line and off-line debit cards. Credit and debit card processing involves a consumer or cardholder acquiring goods or services from a merchant and using a credit or debit card as the form of payment. The term “merchant” generally refers to any organization that accepts credit or debit cards for the payment of goods and services, such as retail stores, including physical locations and internet sites, mail order or telephone order outlets, restaurants, universities and government agencies. We are the processing intermediary between the merchant and the card associations, debit networks and financial institutions.

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

An approved applicant for a credit or debit card from a card issuer is referred to as a cardholder, and may be any entity for which an issuer wishes to extend a line of credit, such as a consumer, corporation or government agency. The cardholder may use the card at any merchant location that meets the qualification standards of the relevant card association, such as MasterCard, Visa, Discover, other cards such as American Express and Diners Club, or debit networks such as NYCE, PULSE and STAR in the United States, Interac in Canada and the various debit networks in the Asia-Pacific region.

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

A card transaction begins when a cardholder presents a card for payment at a merchant location and the merchant swipes the card’s magnetic strip through a POS terminal card reader, which may be provided by Global Payments. Alternatively, card and transaction information may be captured and transmitted to our network through a POS device by one of a number of products that we offer directly or through a VAR. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed defined credit limits. The terminal electronically records sales draft information, such as the credit card identification number, transaction date and value of the goods or services purchased. Debit card payments differ slightly from traditional credit card transactions in that the cardholder is required to have sufficient funds available in a deposit account at the time of the transaction, or the debit card transaction will not be authorized. PIN-based or on-line debit transactions are sent through a debit network, while signature-based, off-line debit, or check card transactions are sent through card associations and require a signature at the time of purchase. Also, PIN-based or on-line debit transactions typically deduct the purchase amount from the cardholder’s deposit account within a day of the purchase, depending on the time of the purchase. Signature-based, off-line debit or check card transactions typically debit the cardholder’s deposit account two to three days after the purchase, although the funds are “held” with a memo posted to the cardholder’s bank account. A credit card transaction posts to a cardholder’s account, reducing the available credit limit in a similar manner.

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

For transactions processed on our systems, we use our network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants using country-specific payment networks such as the Federal Reserve’s Automated Clearing House system in the United States or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In our United States portfolio and in most of our Canadian portfolio, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card associations. For certain of our Canadian and Asia-Pacific merchant accounts, the Member funds the merchants before the Member receives the net settlement funds from the card associations, creating a net settlement asset at the Member. In certain Asia-Pacific countries, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. The Member will continue to provide these services until we fully integrate the Asia-Pacific operations into our own operations, which we expect will be completed in phases through 2010. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada.

Timing differences, interchange expenses, merchant reserves and exception items cause differences between the amount the Member receives from the card associations and the amount funded to the merchants. The standards of the card associations restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we follow a net settlement process whereby, if the incoming amount from the card associations precedes the Member’s funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in a joint deposit account or in an account at the Member bank, and record a corresponding liability. Conversely, if the Member’s funding obligation to the merchant precedes the incoming amount from the card associations, the amount of the Member’s net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member assesses a funding cost, which is included in interest and other expense on the accompanying consolidated statements of income. Each participant in the transaction process receives compensation for its services.

As an illustration, on a $100.00 credit card transaction, the card association may fund the Member $98.50 after retaining a hypothetical $1.50 referred to as an interchange fee or interchange expense. The card associations have published hundreds of different interchange expense rate arrangements. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder’s monthly credit card statement. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require us to advance to the Member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction, or discount, to cover the full amount of the interchange fee and our net revenue from the transaction. If our net revenue from the merchant in the above example was 0.5% of the credit card transaction value, we would bill the merchant $2.00 at the end of the month for the transaction, reimburse ourselves for approximately $1.50 in interchange fees advanced to the Member and retain $0.50 as our net revenue for the transaction. Our gross profit on the transaction reflects the net revenue less operating expenses, including the network and systems cost to process the transaction and commissions paid to our sales force or ISOs.

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

Money Transfer Segment

Our money transfer segment provides consumer money transfer services. A majority of the revenue derived from our money transfer offering consists of our electronic money transfer services marketed under our DolEx brand to first and second generation Latin Americans living in the United States. This segment regularly transfers money to family and friends living in Latin America. Following the Europhil acquisition in December 2004, we expanded our money transfer origination locations to Europe and our settlement locations to Morocco, the Philippines, Romania, Poland and other new destinations.

As of May 31, 2008, we operated 793 originating retail branch locations in the United States and 90 in Europe, and have settlement arrangements with more than 12,000 bank, exchange house, and retail locations worldwide. The money transfer service offering is primarily driven by transaction levels and unit pricing. Our business strategy is to competitively price our services, provide a timely and quality service, diversify our services through new product offerings and increase our physical presence through branch acquisitions and, to a lesser extent, new branch openings, and expand our settlement network. We believe this strategy will further expand our customer base and increase our market share.

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

Employees

As of May 31, 2008, we had 4,899 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction payment processing and money transfer. We believe that our current and future operations depend substantially on retaining our key technical employees.

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

Based on industry publications such as The Nilson Report, dated March 2008, we are a leading mid-market and small-market merchant acquirer in the United States. According to that report, one of our competitors, First Data Corporation and its affiliates, which include Chase Paymentech Solutions, is the largest electronic transaction payment processor in the United States.

Our primary competitor in Canada is Moneris Solutions, which we believe has a larger share of the Canadian merchant acquiring market based on volume processed. Moneris Solutions is a joint venture between the Royal Bank of Canada and the Bank of Montreal. We also consider Chase Paymentech Solutions and TD Merchant Services to be major competitors in the Canadian market.

In the Asia-Pacific region, our primary competition is from financial institutions that offer merchant acquiring services. In Europe, our primary competition is from financial institutions, other third party processors and from software providers that offer financial institutions the ability to process transactions in-house.

We service a variety of industry segments and specialize in direct merchant services, primarily the mid-market and small-market segments in the United States, large and mid-market segments in Canada and large and mid-market segments in the Asia-Pacific region. We define mid-market as a merchant with an average of $150,000 to $300,000 in annual card volume. Card volume represents the dollar value of transactions processed by the merchant for credit and debit card transactions. Many of our ISO relationships provide merchant referrals in the small-market segment, with average annual card volumes below $150,000. National accounts or large-market merchants that we serve typically range between $3 million to $10 million in annual card volume, although we serve a limited number of merchants with more than $100 million in such volume and a select few merchants with more than $1 billion in such volume.

Our primary strategy to distinguish ourselves from our competitors focuses on offering a variety of electronic transaction payment processing solutions to our customers. These enhanced services involve vertical market functionality and sophisticated reporting features that add value to the information obtained from our electronic transaction payment processing databases. We believe that our knowledge of these specific markets, the size and effectiveness of our dedicated sales force, affiliations with trade associations, agent banks, original equipment manufacturers or OEMs and value added resellers or VARs, our ability to offer specific, integrated solutions to our customers, including hardware, software, processing, and network facilities, and our flexibility in packaging these products are positive factors that enhance our competitive position.

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

The growth of retail credit card transactions, as well as the rapid growth in the utilization of debit cards, directly correlates with the historic growth of our business. According to The Nilson Report dated May 2008, worldwide annual general purpose card purchase volume increased 13.8% to $6.1 trillion in 2007. General purpose cards include the major card association brands such as American Express, Discover, Diners Club, JCB, MasterCard and Visa. In Canada, general purpose cards also include Interac debit cards.

The Nilson Report dated May 2008 estimates that more than $2.7 trillion of annual consumer spending was charged in 2007 using general purpose cards in the United States, an 11% increase from 2006. Based on figures reported in The Nilson Report dated February 2008, $400 billion (U.S.) of annual Canadian consumer spending uses general purpose cards as the form of payment, representing an increase of 10% over 2006. The Nilson Report dated June 2008 estimates that $1.7 trillion of annual consumer spending was charged in 2007 using general purpose cards in Europe, a 13% increase from 2006.

We process in ten countries and territories in the Asia-Pacific region. This market includes almost 40% of the world’s population and 70% of the total Asia-Pacific population according to the CIA World Factbook. The gross domestic product of the countries and territories in this market as a whole grew 15% per year on average between 2002 and 2006 according to the World Bank’s World Development Indicators database. We believe there are significant, long-term growth opportunities for payment processing in this market.

According to the World Bank’s Migration and Remittances Factbook 2008 edition, nearly 191 million people, or approximately 3% of the world’s population, are international immigrants. The World Bank estimates that over $318 billion was remitted internationally worldwide in 2007 with a significant portion of the volume originating in the United States. According to the Inter-American Development Bank, the expected value of electronic money transfer remittances to the Latin American market in 2007 was estimated to be almost $66.5 billion, of which $46 billion is estimated to be from the United States. The growth rate of remittances from the United States to Latin America has decreased over the past year, primarily due to a slowing United States economy, a downturn in the United States housing and construction markets, and increased enforcement of immigration policies.

Strategy

In pursuing our business strategy, we seek to increase our penetration in existing markets, expand into new geographic regions, as represented by our acquisitions in the Asia-Pacific and European regions, and expand into new payment areas, as represented by our acquisitions in the electronic money transfer industry. We believe that this strategy provides us with the greatest opportunity to expand our existing business, leverage our existing infrastructure, and maintain a consistent base of recurring revenues, thereby maximizing shareholder equity and acquisition returns on investment. We intend to accomplish this overall strategy as follows:

Existing offerings

In pursuing this business strategy, we intend to increase our penetration of existing markets and to further leverage our infrastructure. Our objectives to execute this strategy include the following:

•	expand our direct merchant services distribution channels, primarily our existing sales force, ISOs, OEMs, VARs and other referral relationships;

•	provide the best possible customer service at levels that exceed our competitors by investing in technology, training and product enhancements;

•	grow our direct merchant services market share in the United States, Canada, United Kingdom, and Asia-Pacific region by concentrating on the small and mid-market merchant segments;

•	grow our indirect merchant services market share in Europe by concentrating on financial institutions with an existing or an emerging focus on merchant acquiring, card issuing, and credit scoring;

•	grow our money transfer customer base and market share by expanding our branch and settlement locations and offering competitive pricing;

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

We continue to make progress on our next generation technology processing platform. This platform is planned to be a new front-end operating environment for our merchant processing in the United States, Asia-Pacific, the United Kingdom, and Canada, and is intended to replace several legacy platforms that have higher cost structures. Aside from cost advantages, there are many other benefits to this new platform, such as increased speed to market of new products, ease of scalability, enhanced reporting options, hardware environment flexibility, and compliance with EMV and PCI standards. In addition, the platform is being designed as a potential integration platform for future acquisitions, which may help us achieve higher acquisition synergies in the future.

Maximize corporate returns

Finally, we believe we will maximize corporate returns by leveraging our core technology and operational capabilities and continue cost reduction initiatives to maximize shareholder equity and acquisition returns on investment. Currently, we have the following multi-year initiatives, among others, underway that we expect will facilitate this goal:

•	developing a new technology platform that will enable us to consolidate our front-end platforms in the United States and Canada;

•	migrating the Asia-Pacific and United Kingdom back-end and front-end platforms away from HSBC and onto our own platforms;

•	pursuing price reductions from our vendor relationships; and

•	streamlining of management positions and operating functions.

Compliance

Money Transfer Licensing and Regulations

We are subject to various United States federal, state and foreign laws and regulations governing money transmission and the sale of payment instruments, such as official checks and money orders.

In the United States, most states license consumer money transfer service providers and issuers of money orders such as DolEx. The applicable state statutes and regulations typically require DolEx to obtain and maintain certain required licenses as a condition to performing these activities. These statutes and regulations vary, but generally require DolEx to do the following: (a) satisfy minimum net worth and other financial covenant requirements; (b) periodically submit information regarding financial results, changes in corporate documentation or ownership, insurance, and other relevant information; (c) procure and maintain a surety bond with minimum statutory levels of coverage; (d) demonstrate the character and fitness of the officers and directors of DolEx; and (e) be subject to periodic financial and operational audits. The state licenses have varying renewal periods. Certain licenses have a specific term of one or more years and require renewals at the end of such term, while others remain in effect unless revoked.

The money transfer service offering also is subject to regulation by various agencies of the federal government that are charged with implementing and enforcing anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, collectively referred to as the BSA. The BSA, among other things, requires money transfer companies to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. In addition, certain economic and trade sanctions programs that are administered by the Treasury

Department’s Office of Foreign Assets Control, or OFAC, prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations.

Global Payments’ European money transfer companies, created through Europhil, our acquisition in December 2004, are regulated by various governmental agencies in Spain, Belgium, and the United Kingdom in their money transfer activities. Prior to its acquisition by Global Payments, Europhil received approval from these governmental agencies to act as a money transfer service provider. The requirements of these governmental agencies vary, but generally require Europhil to do the following: (a) satisfy minimum share capital requirements; (b) periodically submit information regarding financial results, changes in corporate documentation or ownership, insurance, and other relevant information; (c) register and maintain transaction information; (d) maintain adequate insurance coverage; (e) ensure the transparency of the conditions of the transactions to its customers; (f) implement safeguards and restrictions to prevent money laundering; and (g) subject itself to periodic audits.

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

DolEx and Europhil have developed compliance programs to monitor regulatory requirements and developments and to implement policies and procedures to help satisfy these requirements in each origination and settlement jurisdiction. In addition, our use of a United States and European branch network for the origination of electronic money transfers, rather than an agent model typically utilized by our larger competitors, allows greater control over our regulatory compliance.

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

Risks associated with operations outside the United States could adversely affect our business, financial position and results of operations.

We are exposed to foreign currency risks resulting from changes in currency exchange rates because of our significant international operations, as well as our significant electronic money transfer operations in the United States and Europe. Our international revenues and profits will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. We do not use forward contracts or other derivative instruments to mitigate the risks associated with our foreign operations.

We have significant operations in subsidiaries in Canada, the Czech Republic, and throughout the Asia-Pacific region whose functional currency is their local currency. We will have a similar risk in the United Kingdom as a result of our acquisition of HSBC Merchant Services. We are subject to the risk that currency exchange rates between these regions and the United States will fluctuate, potentially resulting in a loss of some of our revenue and earnings when such amounts are exchanged into United States dollars.

We also have significant money transfer operations in the United States and Europe which subject us to foreign currency exchange risks as our customers deposit funds in the local currencies of the originating countries where our branches are located, and we typically deliver funds denominated in the home country currencies to each of our settlement locations.

In addition, in certain of the jurisdictions in which we operate, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our foreign currency into United States dollars or limit our ability to freely move currency in or out of particular jurisdictions.

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

Our money transfer service offerings involve transferring funds internationally and are dependent upon foreign and domestic financial institutions, including our competitors, to execute funds transfers and foreign currency transactions. Changes to existing regulations of financial institution operations, such as those designed to combat terrorism or money laundering, could require us to change our operational procedures in such a way that might increase our costs of doing business or could require us to terminate certain product offerings. In addition, as a result of existing regulations and/or changes to such regulations, financial institutions could decide to cease providing the services on which we depend entirely, requiring us to terminate certain product offerings in specifically impacted markets. In fact, several significant financial institutions have ceased providing such services as a result of existing regulations, which, in a particular instance, required us to rapidly switch to different financial institution providers of these services. In the future, the inability to purchase these services from significant regional or national financial institutions would likely result in a material reduction to our money transfer revenue and earnings.

We are subject to the business cycles and credit risk of our merchant customers and, to a lesser extent, consumer checkwriters.

A recessionary economic environment could affect our merchants through a higher rate of bankruptcy filings, resulting in lower revenues and earnings for us. Our merchants are liable for any charges properly reversed by the card issuer on behalf of the cardholder. In the event, however, that we are not able to collect such amounts from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such charges. Any risks associated with an unexpected recessionary economy that we could not mitigate may result in lower revenues and earnings for us. Although we believe our historical loss rates are within or below industry averages, we process billions of dollars in annual volume that are subject to these risks.

A recessionary economic environment could also cause checkwriters to dishonor a greater number of checks issued to our merchant customers. If we are unable to collect the face value of these checks, we may incur higher losses and lower earnings.

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

Significant portions of our revenue and earnings are derived from fees from processing consumer credit card and debit card transactions and electronic money transfer transactions. Any recession or economic downturn in the United States or any other country where we do business could negatively impact consumer spending and adversely affect our revenues and earnings.

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

Any changes made to laws, regulations, card association rules or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable impact to our financial results.

There may be changes in the laws, regulations, card association rules or other industry standards that affect the way we do business. In the United States, legislation has recently been introduced at the federal level to regulate the fees charged to merchants for card processing services. We are unable to predict whether any of this potential legislation will be enacted or whether any card association rule or other industry standard will change. Furthermore, we cannot predict the impact of any of these changes on our operations and financial condition. These changes may require significant efforts to change our systems and products and may require changes to how we price our services to customers. Failure to comply with these laws, regulations, and standards may impact our ability to do business and jeopardize our card association certification and financial institution sponsorship.

Increases in credit card association fees may result in the loss of customers or a reduction in our earnings.

From time to time, the credit card associations, including Visa and MasterCard, increase the fees (interchange and assessment fees) that they charge processors such as us. We could attempt to pass these increases along to our merchant customers, but this strategy might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along such increased fees to our merchant customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

Utility and system interruptions or processing errors could adversely affect our operations.

In order to process transactions promptly, our computer equipment and network servers must be functional on a 24-hour basis, which requires access to telecommunications facilities and the availability of electricity. Furthermore, with respect to certain processing services, we are dependent on the systems and services of third party vendors. Telecommunications services and the electricity supply are susceptible to disruption. Computer system interruptions and other processing errors, whether involving our own systems or the systems operated by our third party vendors, may result from such disruption or from human error or other unrelated causes. Any extensive or long-term disruptions in our processing services could cause us to incur substantial additional expense and the loss of customers, which could have an adverse affect on our operations and financial condition.

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

Our financial results may be adversely affected if we have to impair our intangible assets or goodwill.

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 47% and 52% of the total assets on our balance sheet as of May 31, 2008 and May 31, 2007, respectively. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are able to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We evaluate on a regular basis whether all or a portion of our goodwill and other indefinite-lived intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our financial condition and results of operations.

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

Further, this assessment may be complicated by any acquisitions we may complete. During the first fiscal quarter of 2007, we completed the purchase of a fifty-six percent ownership interest in the Asia-Pacific merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC Asia. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC Asia’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. In conjunction with this acquisition, we entered into a transition services agreement with HSBC Asia that may be terminated at any time. Under this agreement, we expect HSBC Asia will continue to perform payment processing operations and related support services until we integrate these functions into our own operations. Until we can integrate the acquisition’s financial reporting function into our own, we will rely on HSBC Asia to provide financial data, such as revenue billed to merchants, to assist us with compiling our accounting records. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC Asia’s internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the accuracy of the financial data being provided by HSBC Asia. We will have a similar situation in the United Kingdom as a result of our fifty-one percent acquisition of HSBC Merchant Services.

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

The payment of dividends and repurchase of shares are at the discretion of our Board of Directors and will be subject to our financial results, our working capital requirements, the availability of acquisitions and other business opportunities, the availability of surplus funds, interest rate levels, debt covenants, our stock price levels and restrictions under financing agreements. No assurance can be given that we will be able to or will choose to pay any dividends or repurchase any shares in the foreseeable future.

Unfavorable resolution of tax contingencies could adversely affect our tax expense.

We have established contingent liabilities for tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. These liabilities reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While we believe that the liabilities are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial cost less than any related liability. An unfavorable resolution, therefore, could negatively impact our results of operations.

We conduct a portion of our business in various Latin American, Eastern European and Asia-Pacific countries, where the risk of continued political, economic and regulatory change that could impact our operating results is greater than in the United States.

We expect to continue to expand our operations into various countries in Latin America, Eastern Europe, and the Asia-Pacific. Some of these countries have undergone significant political, economic and social change in recent years, and the risk of new, unforeseen changes in these countries remains greater than in the United States. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.

Transmittal of data by electronic means and telecommunications is subject to specific regulation in many countries. Although these regulations have not had a material impact on us to date, changes in these regulations, including taxation or limitations on transfers of data between countries, could have a material adverse effect on our business, growth, financial condition or results of operations.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The following summarizes the type of facilities we use to operate our business as of May 31, 2008:

Type of Facility	Leased	Owned
Facilities in the United States:
Multi-Purpose (Operations, Sales, Administrative)	3	—
Operations/Customer Support	27	—
Sales and money transfer retail branches	800	1

	830	1

International Facilities:
Multi-Purpose (Operations, Sales, Administrative)	15	3
Operations/Customer Support	12	—
Sales and money transfer retail branches	100	5

	127	8

Total	957	9

Our principal facilities in the United States are located in Atlanta, Georgia; Owings Mills, Maryland; Arlington, Texas and Niles, Illinois. Our principal international facilities are located in Toronto, Canada; Prague, Czech Republic; the Hong Kong Special Administrative Region; Mexico City, Mexico; Monterrey, Mexico and Madrid, Spain. The majority of our sales facilities are money transfer originating retail branches.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during our fourth quarter ended May 31, 2008.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol “GPN.” The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2008 and 2007. We expect to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2008:
First Quarter	$41.58	$35.14	$0.02
Second Quarter	48.18	38.45	0.02
Third Quarter	46.69	35.54	0.02
Fourth Quarter	47.40	36.86	0.02

Fiscal 2007:
First Quarter	$49.84	$36.48	$0.02
Second Quarter	46.15	37.31	0.02
Third Quarter	49.13	37.38	0.02
Fourth Quarter	41.43	30.00	0.02

The number of shareholders of record of our common stock as of July 21, 2008 was 2,400.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Sale of Unregistered Securities

We have not issued any unregistered securities during our fiscal year ended May 31, 2008.

Stock Performance Graph

The following line-graph presentation compares our cumulative shareholder returns with the Standard & Poor’s Information Technology Index and the Standard & Poor’s 500 Stock Index for the past five years. The line graph assumes the investment of $100 in our common stock, the Standard & Poor’s Information Technology Index, and the Standard & Poor’s 500 Stock Index on May 31, 2003 and assumes reinvestment of all dividends.

	Global Payments	S&P 500	S&P Information Technology
May 31, 2003	$100.00	$100.00	$100.00
May 31, 2004	137.75	118.33	121.98
May 31, 2005	205.20	128.07	123.08
May 31, 2006	276.37	139.14	123.99
May 31, 2007	238.04	170.85	152.54
May 31, 2008	281.27	159.41	156.43

Issuer Purchases of Equity Securities

In fiscal 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we have repurchased 2.3 million shares of our common stock. This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be retired but will be available for future issuance.

The shares repurchased in the fourth quarter of fiscal 2008, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
March 1, 2008 – March 31, 2008	—	$—	—	$12,980,136
April 1, 2008 – April 30, 2008	—	—	—	$12,980,136
May 1, 2008 – May 31, 2008	—	—	—	$12,980,136

Total	—	$—	—

ITEM 6—SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” included elsewhere in this annual report. The income statement data for each of the three fiscal years ended May 31, 2008, 2007, and 2006 and the balance sheet data as of May 31, 2008 and 2007 are derived from the audited consolidated financial statements included elsewhere in this annual report. The income statement data for each of the two fiscal years ended May 31, 2005 and 2004 and the balance sheet data as of May 31, 2006 and 2005 were derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2006. The balance sheet data as of May 31, 2004 was derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2005.

	Year Ended May 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Income statement data:
Revenue	$1,274,229	$1,061,523	$908,056	$784,331	$629,320
Operating income (1)	251,359	218,089	201,088	160,101	112,901
Net income	162,754	142,985	125,524	92,896	62,443

Per share data: (2)
Basic earnings per share	$2.05	$1.78	$1.59	$1.20	$0.83
Diluted earnings per share	2.01	1.75	1.53	1.16	0.80
Dividends per share	0.08	0.08	0.08	0.08	0.08

Balance sheet data:
Total assets	$1,445,907	$1,200,629	$1,018,678	$853,505	$862,774
Lines of credit	1,527	—	—	50,000	122,000
Line of credit with CIBC	—	—	—	8,606	83,109
Obligations under capital leases	—	—	746	2,441	3,251
Total shareholders’ equity	1,126,818	957,776	770,223	578,350	449,422

(1)	Includes restructuring and other charges of $1,317, $3,088, $1,878, $3,726, and $9,648 in fiscal 2008, 2007, 2006, 2005 and 2004, respectively. See Note 10 of the notes to consolidated financial statements for a more detailed discussion of fiscal 2008, 2007 and 2006 restructuring and other charges.
(2)	Fiscal 2004 per share amounts restated to reflect two-for one stock split effected in the form of a stock dividend distributed October 28, 2005.

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

Business

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

Our offerings in the merchant services segment provide merchants, independent sales organizations, or ISOs, and financial institutions with credit and debit card transaction processing, as well as check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. We also offer sales, installation, and servicing of ATM and point of sale, or POS, terminals and selected card issuing services, which are components of indirect merchant services, through Global Payments Europe, s.r.o., formerly known as MUZO, which is our subsidiary based in the Czech Republic. Our direct merchant services are marketed in the United States, Canada, and throughout the Asia-Pacific region, while our indirect merchant services are marketed in the United States, Canada, and Europe. Through our acquisition of HSBC Merchant Services in the United Kingdom on June 30, 2008, we will be offering direct merchant services in the United Kingdom.

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

Executive Overview

In the year ended May 31, 2008, or fiscal 2008, revenue increased 20% to $1,274.2 million from $1,061.5 million in the year ended May 31, 2007, or fiscal 2007. This revenue growth was primarily due to growth in our merchant services channels. Consolidated operating income was $251.4 million for fiscal 2008, compared to $218.1 million for fiscal 2007, which resulted in a decrease in operating margin to 19.7% for fiscal 2008 from 20.5% for fiscal 2007. Net income increased $19.8 million, or 14%, to $162.8 million in fiscal 2008 from $143.0 million in the prior year, resulting in a $0.26 increase in diluted earnings per share to $2.01 in fiscal 2008 from $1.75 in fiscal 2007.

Merchant services segment revenue increased $201.5 million or 22% to $1,130.6 million in fiscal 2008 from $929.1 million in fiscal 2007. Merchant services segment operating income increased 13% to $293.0 million in fiscal 2008 from $259.7 million in fiscal 2007, with operating margins of 25.9% and 27.9% for fiscal 2008 and 2007, respectively.

Money transfer segment revenue increased $11.2 million or 8% to $143.6 million in fiscal 2008 from $132.4 million in fiscal 2007. Money transfer segment operating income decreased 6% to $13.6 million in fiscal 2008 from $14.5 million in fiscal 2007, with operating margins of 9.5% and 10.9% for fiscal years 2008 and 2007, respectively.

The consolidated operating income amounts reflect restructuring and other charges of $1.3 million and $3.1 million in fiscal 2008 and fiscal 2007, respectively. These charges primarily relate to employee termination benefits, fixed asset abandonment and facility closure costs due to facility consolidations and the elimination of redundant activities.

Acquisitions

During fiscal 2008, we acquired a portfolio of merchants that process Discover transactions and the rights to process Discover transactions for our existing and new merchants. As a result of this acquisition, we will now process Discover transactions similarly to how we currently process Visa and MasterCard transactions. The purpose of this acquisition was to offer merchants a single point of contact for Discover, Visa and MasterCard card processing.

During fiscal 2008, we acquired a majority of the assets of Euroenvios Money Transfer, S.A. and Euroenvios Conecta, S.L., which we collectively refer to as LFS Spain. LFS Spain consisted of two privately-held corporations engaged in money transmittal and ancillary services from Spain to settlement locations primarily in Latin America. The purpose of the acquisition was to further our strategy of expanding our customer base and market share by opening additional branch locations.

During fiscal 2008, we acquired a series of money transfer branch locations in the United States. The purpose of these acquisitions was to increase the market presence of our DolEx-branded money transfer offering.

Facility Consolidations and Conversions

In March 2007, we decided to consolidate our technical support center located in St. Louis, Missouri into our operations center in Owings Mills, Maryland. We believe this consolidation will improve our customer service by allowing us to provide our customers with a single point of contact in one physical location. This consolidation resulted in staff reduction, fixed asset abandonment and facility closure costs and was completed during our second quarter of fiscal 2008.

During fiscal 2008, as part of our ongoing strategy to integrate our acquisitions into our existing systems, we completed the conversion of our Hong Kong and Macau merchant portfolio away from HSBC Asia and onto our back-end operating platform.

Share Repurchase Program

On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2.3 million shares of our common stock during fiscal 2008 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. As of May 31, 2008, we had $13.0 million remaining under our current share repurchase authorization. No amounts were repurchased during fiscal 2007.

Subsequent Events

On June 17, 2008, we entered into a purchase agreement with HSBC Bank plc, or HSBC UK, to obtain an interest in a newly formed limited partnership that will provide payment processing services to merchants in the United Kingdom and Internet merchants globally. The new partnership will operate under the name HSBC Merchant Services. On June 30, 2008, we completed the transaction and paid HSBC UK $439 million in cash to acquire a 51% majority ownership in the partnership. We will manage the day-to-day operations of the partnership, will control all major decisions and, accordingly, will consolidate the partnership’s financial results for accounting purposes effective with the closing date. HSBC UK retained ownership of the remaining 49% and contributed its existing merchant acquiring business in the United Kingdom to the partnership. In addition, HSBC UK entered into a ten-year marketing alliance with the partnership in which HSBC UK will refer customers to the partnership for payment processing services in the United Kingdom. On June 23, 2008, we entered into a new five year, $200 million term loan to fund a portion of the acquisition. We funded the remaining purchase price with excess cash and our existing credit facilities. See Note 16 in the notes to the consolidated financial statements for a more detailed discussion of the terms of the acquisition.

Results of Operations

Fiscal Year Ended May 31, 2008 Compared to Fiscal Year Ended May 31, 2007

The following table shows key selected financial data for the fiscal years ended May 31, 2008 and 2007, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2007.

	2008	% of Revenue (1)	2007	% of Revenue (1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
Domestic direct	$687,065	54%	$558,026	53%	$129,039	23%
Canada	267,249	21	224,570	21	42,679	19
Asia-Pacific	72,367	6	48,449	5	23,918	49
Central and Eastern Europe	59,778	5	51,224	5	8,554	17
Domestic indirect and other	44,150	3	46,873	4	(2,723)	(6)

Merchant services	1,130,609	89	929,142	88	201,467	22

Domestic	119,019	9	115,416	11	3,603	3
Europe	24,601	2	16,965	2	7,636	45

Money transfer	143,620	11	132,381	12	11,239	8

Total revenues	$1,274,229	100%	$1,061,523	100%	$212,706	20%

Consolidated operating expenses:
Cost of service	$475,612	37.3%	$414,837	39.1%	$60,775	15%
Sales, general and administrative	545,941	42.8	425,509	40.1	120,432	28
Restructuring and other	1,317	0.1	3,088	0.3	(1,771)	(57)

Operating income	$251,359	19.7%	$218,089	20.5%	$33,270	15%

Operating income for segments:
Merchant services	$293,030		$259,670		$33,360	13%
Money transfer	13,635		14,476		(841)	(6)
Corporate	(53,989)		(52,969)		(1,020)	(2)
Restructuring and other	(1,317)		(3,088)		1,771	57

Operating income	$251,359		$218,089		$33,270	15%

Operating margin for segments:
Merchant services segment	25.9%		27.9%		(2.0)%
Money transfer segment	9.5%		10.9%		(1.4)%

(1)	Percentage amounts may not sum to the total due to rounding.

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

In fiscal 2008, revenue increased 20% to $1,274.2 million compared to the prior year’s comparable period. We attribute this revenue growth primarily to our merchant services channels. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable growth through acquisitions, pursue enhanced products and services for our customers, and leverage our existing business model. We expect our fiscal 2009 consolidated revenues to range from $1,620 million to $1,675 million, reflecting growth of 27% to 31% over fiscal 2008. This range includes the partial year impact of our June 30, 2008 acquisition of HSBC Merchant Services in the United Kingdom.

Merchant Services Segment

Revenue from our merchant services segment for fiscal 2008 increased by $201.5 million or 22% to $1,130.6 million compared to the prior year’s comparable period.

We have continued to grow our domestic direct merchant channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For fiscal 2008, our credit and debit card processed transactions grew 26% and our revenue grew 23% for this channel compared to the prior year period. In fiscal 2008 compared to the prior year’s comparable period, our domestic direct credit card average dollar value of transaction, or average ticket, decreased in the mid single digit percentage range, due to a shift toward smaller merchants added through our ISOs. Offsetting this decline in average ticket was a mid single digit percentage increase in our average discount revenue per dollar value volume, or spread, in fiscal 2008 compared to the prior year’s comparable period. Our spread was favorably impacted by the shift towards smaller merchants added through our ISOs. Smaller merchants tend to have lower average tickets and higher spreads than larger merchants. Aside from the impact of changes in our average ticket and spread, the remaining difference between our transaction growth and revenue growth was due to our service fees, equipment fees and check-related services. The total of this revenue grew at a lesser rate than our credit and debit card transaction growth.

For fiscal 2008, our Canadian direct credit and debit card processed transactions grew 3%, with overall Canadian revenue growth of 19% compared to the prior year period. The difference between our transaction growth and revenue growth was primarily due to a favorable Canadian currency exchange rate and a positive impact from changes in the Canadian market interchange structure implemented in April 2008, offset by the unfavorable impact of non-recurring card association incentive revenue realized during fiscal 2007.

Our Asia-Pacific merchant services revenue for fiscal 2008 increased 49% compared to the prior year period. This growth was due to enhancing our sales force, industry expansion and strategic pricing initiatives. Also contributing to the growth is the impact of reporting a full year of results in fiscal 2008 compared to a partial year in fiscal 2007. We completed the purchase of our ownership in HSBC’s Asia-Pacific merchant acquiring business on July 24, 2006, and began operating in this channel at that time.

Our Central and Eastern European merchant services revenue for fiscal 2008 increased 17% compared to the prior year period, largely due to a favorable Czech currency exchange rate, the impact of our Diginet acquisition and growth in credit and debit card processed transactions of 11%. Revenue growth was offset by the loss of a major customer which deconverted at the end of fiscal 2007, in addition to the impact of price reductions granted on contract renewals.

We experienced continued and expected declines in our domestic indirect and other channel during fiscal 2008, with a decline in revenue of 6% compared to the prior year’s comparable period. We attributed this revenue decline to the industry consolidation of financial institutions and competitive pricing pressures.

Money Transfer Segment

For fiscal 2008, revenue from our money transfer segment increased 8% to $143.6 million compared to the prior year’s comparable period.

Our domestic money transfer channel relates to all revenue originating from the money transfer branches that we operate in the United States, which may include money transfers to destinations both inside and outside of the United States. For fiscal 2008, our domestic money transfer channel transactions grew 7% and revenue increased 3%, compared to the prior year’s comparable period.

The growth in transactions was driven primarily by same store sales growth and acquired branch locations. We decreased our domestic branch footprint to 793 domestic branches for fiscal 2008, compared to 875 branch locations in fiscal 2007. On a sequential basis, our domestic branch footprint as of May 31, 2008 decreased by 32 locations compared to our domestic branch footprint as of February 29, 2008. This decrease in domestic branches was the result of the closure of underperforming locations, partially offset by branch acquisitions and, to a lesser extent, new branch openings.

The difference between our domestic transaction growth and revenue growth was primarily due to lower pricing. We believe that fewer immigrants may be coming to the United States due to increased immigration legislation and enforcement, a downturn in the United States housing market, and an improving Mexican economy, which may be contributing to a competitive pricing environment. We have a significant amount of goodwill and other indefinite-lived intangible assets associated with this business. Although we currently believe that these unfavorable trends are temporary, if they either worsen or continue for longer than we expect, or if any future adverse trends arise in the operating performance of this business, the carrying amount of these intangible assets may be impacted. In contrast with the unfavorable pricing trends for the full fiscal 2008 year, recent trends have improved. For the three months ended May 31, 2008, we achieved 13% revenue growth in this business. This growth reflected a significant improvement in operating performance compared to the nine months ended February 29, 2008, primarily due to stabilized pricing.

Our European money transfer channel relates to all revenue generated from the money transfer branches that we operate in Europe, which may include money transfers to destinations both inside and outside of Europe. In Europe, we increased our branch footprint to 90 locations for fiscal 2008, compared to 68 locations in fiscal 2007, primarily through our acquisition of LFS Spain. For fiscal 2008, our European money transfer revenue grew 45%, primarily due to acquired and new branch locations, which resulted in transaction growth of 34%. Revenues for fiscal 2008 were also impacted by a favorable year-over-year currency exchange rate.

Consolidated Operating Expenses

Cost of service consists primarily of the following costs: operational-related personnel, including those who monitor our transaction processing systems and settlement; assessments and other fees paid to card associations; transaction processing systems, including third-party services such as the costs of settlement channels for money transfer services; transition services paid to HSBC in the Asia-Pacific market; network telecommunications capability, depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses.

Cost of service increased 15% to $475.6 million for fiscal 2008 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 37.3% of revenue for fiscal 2008 from 39.1% in fiscal 2007.

For fiscal 2008, the decline in cost of service as a percentage of revenue was related to our revenue growth and the related economies of scale benefits. The growth in cost of service expenses was primarily due to the following factors: the addition of our Asia-Pacific channel; costs associated with our money transfer segment; the weakening of the United States dollar compared to the currencies of Canada, the Czech Republic, and Spain; increased losses in our check guarantee service offering; and increases in variable processing expenses associated with our revenue growth, primarily assessment fees paid to card associations.

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

Sales, general and administrative expenses increased 28% to $545.9 million compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 42.8% for fiscal 2008 compared to 40.1% in fiscal 2007.

The increases in sales, general and administrative expenses were primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. The ISO commission model differs from our other sales channels where the commissions are primarily paid for only a twelve-month period. The addition of our new Asia-Pacific channel also contributed to the increases in sales, general and administrative expenses due to the investment in the regional sales force and infrastructure. Lastly, the weakening of the United States dollar compared to the currencies of Canada, the Czech Republic and Spain also increased these expenses.

Offsetting the increases in sales, general and administrative expenses was the favorable impact of a non-recurring, non-cash operating tax item of $7.0 million that was recognized in fiscal 2008. During fiscal 2008, we determined that an accrued liability relating to a contingent operating tax matter was no longer deemed to be probable. We made this determination as a result of consultation with outside legal counsel and further analysis of applicable legislation. As such, we released the related liability. See Taxes under Note 13 in the notes to the consolidated financial statements for additional details.

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

Merchant Services Segment

Operating income in the merchant services segment increased 13% to $293.0 million for fiscal 2008 compared to the prior year’s comparable period. The operating margin was 25.9% and 27.9% for fiscal 2008 and fiscal 2007, respectively.

This operating margin decline was primarily due to the growth of our ISO channel, the ongoing investments in our Asia-Pacific channel, the customer attrition and pricing pressure in our Central and Eastern European channel, increased losses in our check guarantee service offering, and the prior year non-recurring card association incentive revenue in Canada. Offsetting this decline in operating margin was the impact of the operating tax item discussed above. Lastly, due to strengthened foreign currencies compared to the United States dollar, we received a benefit during fiscal 2008 of $42.1 million in revenue and $0.15 in diluted earnings per share, most of which relates to our merchant services segment.

Money Transfer Segment

Operating income in the money transfer segment decreased 6% to $13.6 million for fiscal 2008 compared to the prior year’s comparable period. This decrease resulted in an operating margin of 9.5% for fiscal 2008, compared to 10.9% in the prior year’s comparable period.

This operating margin decline was primarily due to the increased price competition discussed above and our use of a fixed-cost, branch model at the point of sale. In addition, we incurred costs associated with the closure of underperforming locations, such as lease termination fees and fixed asset write-offs. In contrast with the operating margin decline for the full fiscal 2008 year, recent trends have improved. For the three months ended

May 31, 2008, we achieved operating income growth of 116% in this segment compared to the prior year’s comparable period, and our operating margin improved to 18.6% compared to 10.2% in the prior year’s comparable period. These strong results were primarily due to stabilized pricing, the closure of underperforming branch locations, and economies of scale benefits resulting from our fixed cost model.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, Board of Directors’ fees, share-based compensation, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Our corporate costs increased 2% to $54.0 million for fiscal 2008 compared to $53.0 million for fiscal 2007. These increases were primarily due to higher employee incentive program expenses, offset by lower share-based compensation costs.

Restructuring and Other Charges

During the fourth quarter of fiscal 2007, we committed to plans to close two locations and consolidate their functions into existing locations, which is consistent with our strategy to leverage infrastructure and consolidate operations. These restructuring plans required staff reduction and facility closure costs and were completed during our second quarter of fiscal 2008. We recorded restructuring charges of $1.3 million in fiscal 2008. We recorded restructuring and other charges of $3.1 million in fiscal 2007.

Consolidated Operating Income

Consolidated operating income increased 15% to $251.4 million for fiscal 2008 compared to the prior year’s comparable period. This change resulted in an operating margin of 19.7% for fiscal 2008 compared to 20.5% in the prior year’s comparable period.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Interest and other income, net increased to $10.0 million in fiscal 2008 compared to $8.2 million in the prior year’s comparable period. This improvement was largely due to higher interest income due to higher cash balances.

Provision for Income Taxes

In fiscal 2008, our effective tax rate, reflected as the provision for income taxes divided by income before income taxes, including the effect of minority interest, increased to 35.6% from 34.1% in fiscal 2007. This increase was primarily due to favorable one-time tax benefit items in the prior year’s comparable period related to income tax statute expirations and certain tax planning initiatives.

Minority Interest, Net of Tax

Minority interest, net of tax decreased to $8.1 million for fiscal 2008 compared to $9.9 million in the prior year’s comparable period. This decrease primarily related to our investment in our Asia-Pacific channel, offset by growth in our Comerica Bank alliance.

Net Income and Diluted Earnings Per Share

Net income increased 14% to $162.8 million in fiscal 2008 compared to the prior year’s comparable period. This growth resulted in a 15% increase in diluted earnings per share to $2.01 in fiscal 2008 compared to the prior year’s comparable period. We expect diluted earnings per share to range from $2.20 to $2.30 for fiscal 2009.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Companies are required to implement FAS 157 for the first financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. In November 2007, the Financial Accounting Standards Board granted a one year deferral for the implementation of FAS 157 for non-financial assets and liabilities. The adoption of FAS 157 on June 1, 2008 is not expected to have a material impact on our consolidated balance sheet or consolidated statement of income, but the implementation of FAS 157 will require additional disclosures.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“FAS 159”). This statement permits us to choose to measure many financial instruments and certain other items at fair value. Upon adoption of FAS 159 on June 1, 2008, we will not elect the fair value option for any financial instrument we do not currently report at fair value.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). This statement applies to the accounting for noncontrolling interests (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 will become effective for us on June 1, 2009. As further described in Note 13 and 16 of the consolidated financial statements, we have minority interest that includes redemption provisions that are not solely within our control, commonly referred to as a redeemable minority interest. At the March 12, 2008 meeting of the FASB Emerging Issues Task Force (“EITF”), certain revisions occurred to EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”). These revisions clarified that Topic D-98 applies to redeemable minority interests and requires that its provision be applied no later than the effective date of FAS 160. While we are still evaluating the impact on our consolidated financial statements of FAS 160, we have determined that, upon adoption of this standard and in conjunction with the provisions of Topic D-98, an adjustment for the then fair value of redeemable minority interests will be required. This adjustment will ultimately increase the carrying value of redeemable minority interests to the redemption value with a corresponding charge to equity. Under Topic D-98, we will have a choice of either accreting redeemable minority interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. We are currently evaluating the recognition and measurement provisions of Topic D-98, and we have not yet concluded which measurement method we will apply.

Fiscal Year Ended May 31, 2007 Compared to Fiscal Year Ended May 31, 2006

The following table shows key selected financial data for the fiscal years ended May 31, 2007 and 2006, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2006.

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

We have continued to grow our domestic direct merchant services channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For fiscal 2007, our credit and debit card processed transactions grew 25% and our revenue grew 16% for this channel compared to the prior year. The difference between our transaction growth and revenue growth was primarily a result of a mid single digit percentage decline compared to the prior year in our domestic direct credit card average dollar value of transaction, or average ticket, due to a shift toward smaller merchants added through our ISOs. Our average discount revenue per dollar value volume, or spread, was constant compared to the prior year and, therefore, did not impact the difference between our transaction growth and revenue growth. Our spread was favorably impacted by the shift towards smaller merchants added through our ISOs. Smaller merchants tend to have lower average tickets and higher spreads than larger merchants. This favorable impact on spread was offset by pricing compression relating to merchants added through our direct sales force. Aside from the decline in average ticket described above, the remaining difference between our transaction growth and revenue growth was due to our domestic direct revenue that is not based on the amount of transactions or average ticket described above. This type of revenue includes service fees, equipment fees and check-related services. The total of this revenue grew at a lesser rate than our credit and debit card transaction growth.

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

Our Asia-Pacific merchant services revenue for fiscal 2007 was $48.4 million. We completed the purchase of our ownership in HSBC Asia’s merchant acquiring business on July 24, 2006, and began operating in this channel at that time.

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

We experienced continued and expected declines in our domestic indirect and other channel, with a 4% year-over-year decline in credit and debit card transactions processed and a 10% decline in revenue for fiscal 2007. We attributed these revenue declines to the industry consolidation of financial institutions and competitive pricing pressures.

Money Transfer Segment

For fiscal 2007, our domestic money transfer channel transactions grew 18% and revenue grew 6%, compared to fiscal 2006. The growth in transactions was driven primarily by same store sales growth and an increasing domestic branch footprint resulting in 875 domestic branches as of May 31, 2007, compared to 835 domestic branch locations as of May 31, 2006. The difference between our transaction growth and our revenue growth was due to lower pricing compared to the prior year, which was consistent with our strategy of price leadership. During fiscal 2007, we experienced a highly competitive pricing environment. Our fiscal 2007 revenue was also negatively impacted by one of our landlords entering the money transfer business and competing with us. As a result, we exited those locations, opened new locations nearby, and responded to aggressive price competition from this landlord to pursue the existing customer base.

In Europe, we ended fiscal 2007 with 68 branch locations, compared to 40 locations as of May 31, 2006. For fiscal 2007, our European money transfer revenue grew 62%, with transaction growth of 73%. This growth was largely due to new branch locations compared to the prior year.

Consolidated Operating Expenses

Cost of service consists primarily of the following costs: operational-related personnel, including those who monitor our transaction processing systems and settlement; assessments and other fees paid to card associations; transaction processing systems, including third-party services such as the costs of settlement channels for money transfer services; transition services paid to HSBC in the Asia-Pacific market; network telecommunications capability, depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses.

Cost of service increased 16% to $414.8 million for fiscal 2007 compared to $358.0 million in fiscal 2006. As a percentage of revenue, cost of service decreased to 39.1% of revenue for fiscal 2007 from 39.4% in fiscal 2006.

In fiscal 2007, the decline in cost of service as a percentage of revenue was partially related to our revenue growth and the related economies of scale benefits. In addition, this decline was related to several cost factors, including savings from exiting our shared service agreement with our former parent company and a decline in year-over-year operating costs from our domestic and Canadian customer service and back-office centers, including our Dallas facility that we closed in November 2005. In addition, during the quarter ended August 31, 2005, we recognized an impairment loss of $2.2 million in connection with the MUZO trademark, which is included in cost of service in the accompanying consolidated statement of income for fiscal 2006.

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

The increases in sales, general and administrative expenses were primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. The ISO commission model differs from our other sales channels where the commissions are primarily paid for only a twelve-month period. The addition of our new Asia-Pacific channel also contributed to the increases in sales, general and administrative expenses due to the investment in the regional sales force and infrastructure.

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

Restructuring and Other Charges

During the fourth quarter of fiscal 2007, we committed to plans to close two locations and consolidate their functions into existing locations, which is consistent with our strategy to leverage infrastructure and consolidate operations. These restructuring plans will required staff reduction and facility closure costs and were completed during our second quarter of fiscal 2008. We recorded restructuring and other charges of $3.1 million in fiscal 2007. In fiscal 2006, we incurred $1.9 million in restructuring charges in connection with our 2005 restructuring plans.

Consolidated Operating Income

Consolidated operating income increased $17.0 million or 8% to $218.1 million for fiscal 2007 compared to $201.1 million for fiscal 2006. This change resulted in an operating margin of 20.5% for fiscal 2007 compared to 22.1% for fiscal 2006.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Interest and other income increased $7.8 million to $8.2 million for fiscal 2007 compared to $0.4 million for fiscal 2006. This improvement was largely due to higher interest income due to higher cash balances and investment rates.

Provision for Income Taxes

In fiscal 2007, our tax rate, reflected as the provision for income taxes divided by income before income tax and minority interest, decreased to 32.4% from 33.5% in fiscal 2006. The changes in our effective tax rate are due to tax planning initiatives and the impact of international growth.

Minority Interest, Net of Tax

Minority interest, net of tax increased $1.4 million to $9.9 million for fiscal 2007 compared to $8.5 million for fiscal 2006. This increase was due to our new HSBC merchant acquiring acquisition in the Asia-Pacific region.

Net Income and Diluted Earnings Per Share

Net income increased $17.5 million or 14% to $143.0 million for fiscal 2007 from $125.5 million for fiscal 2006. This increase resulted in a $0.22 increase in diluted earnings per share to $1.75 for fiscal 2007 compared to $1.53 for fiscal 2006.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. For fiscal 2008, we had cash and cash equivalents totaling $456.1 million. For fiscal 2008, our cash and cash equivalents included $131.6 million related to Merchant reserves. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card associations. See Cash and cash equivalents under Note 1 in the notes to the consolidated financial statements for additional details.

Net cash provided by operating activities increased $81.3 million to $272.4 million for fiscal 2008 from $191.1 million in fiscal 2007. The increase in cash flow from operating activities was primarily due to the increases in net income of $19.8 million and cash provided by changes in working capital of $57.1 million.

The working capital change was primarily due to the change in net settlement processing assets and obligations of $52.2 million, the change in income taxes payable of $19.4 million, the change in accounts payable and accrued liabilities of $3.8 million, and the change in payables to money transfer beneficiaries of $2.5 million, partially offset by the change in accounts receivable of $15.4 million and the change in claims receivable of $3.6 million.

The change in net settlement processing assets and obligations relates to timing differences, processed volume changes and exchange rate fluctuations. In addition, the change is associated with the addition of certain Asia-Pacific jurisdictions that have been converted to our back-end processing systems. See Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details. The change in income taxes payable is attributed to the timing and amount of estimated tax payments this year compared to last year. The change in accounts payable and accrued liabilities is due to timing differences related to payments versus accruals, primarily ISO commissions, year-end bonus accruals, employee benefit payments, obligations to purchase foreign currencies, and third party processing charges. The change in payables to money transfer beneficiaries is attributed to timing differences which fluctuate with the volume and value of our money transfer transactions. The change in accounts receivable is primarily due to the timing and growth of our domestic direct revenue and foreign exchange rate variances on our accounts receivable balances. The change in claims receivable fluctuates based on the current inventory of claims relative to the character, value and age of the claims, and the rate and value of write-offs.

Net cash used in investing activities decreased $53.4 million to $63.2 million in fiscal 2008 from $116.6 million in fiscal 2007 due to a decrease in business acquisition activities. During fiscal 2008, business and intangible asset acquisitions required $18.2 million for the acquisition of money transfer branch locations, the Discover portfolio acquisition, the LFS Spain acquisition, and a customer list and long-term merchant referral agreement in our Canadian merchant services channel. During fiscal 2007, business acquisition activity required $81.3 million for the HSBC Asia-Pacific merchant acquiring acquisition, the Diginet acquisition, and the acquisition of money transfer branches. On June 30, 2008, we completed the transaction with HSBC Bank plc in the United Kingdom and paid $439 million in cash to acquire a 51% majority ownership in the partnership. In connection with this acquisition, on June 23, 2008, we entered into a new five year, $200 million term loan agreement. We funded the remaining purchase price with excess cash and our existing credit facilities.

Capital expenditures increased to $45.0 million in fiscal 2008 from $35.4 million in fiscal 2007. These expenditures primarily relate to software and infrastructure, including our next generation technology processing platform. The capital expenditures for fiscal 2008 also included spending for merchant terminals and our operating center consolidation plan that we committed to during the fourth quarter of fiscal 2007.

For fiscal 2008, $76.4 million, net was used in financing activities compared to $10.9 million, net provided by financing activities in fiscal 2007. The increase in cash used in financing activities was primarily due to $87.0 million in share repurchases of our common stock during fiscal 2008. See the Executive Overview above for additional details.

We believe that our current level of cash and borrowing capacity under our term loan and lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. For fiscal 2009, we do not have any material capital commitments, other than commitments under operating leases and planned expansions, including the HSBC Merchant Services acquisition in the United Kingdom.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our current cash flow strategy is to pay off debt, to make planned capital investments in our business, to pursue acquisitions that meet our growth strategies, to pay dividends and repurchase our shares at the discretion of our Board of Directors, to collateralize our Merchant reserves, and to invest excess cash in investments that we believe are of high-quality and marketable in the short term.

Credit Facilities

In November 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2008. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of both May 31, 2008 and May 31, 2007, we had no borrowings outstanding on our U.S. Credit Facility.

In November 2006, we entered into an amendment to our credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is a facility which consists of a line of credit of $25 million Canadian dollars, or $25.2 million United States dollars based on the May 31, 2008 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars during the peak holiday season and does not have a fixed term. The Canadian Credit Facility carries no termination date, but can be terminated by CIBC with advance notice. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2008. As of both May 31, 2008 and May 31, 2007, we had no borrowings outstanding on our Canadian Credit Facility.

In April 2008, we entered into a new unsecured revolving credit agreement with the National Bank of Canada, which we refer to as our NBC Credit Facility. The terms of this facility will be subject to annual review on March 31 of each year. The NBC Credit Facility is a facility which consists of a line of credit of $40 million Canadian, or $40.3 million United States dollars based on the May 31, 2008 exchange rate, and a line of credit of $5 million United States dollars. We are able to expand the size of the facility to $80 million Canadian on certain Canadian holidays. The NBC Credit Facility is subject to revision and renewal each March 31 and has a variable interest rate based on the National Bank of Canada prime rate. The NBC Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2008.

We will use the NBC Credit Facility to provide certain Canadian merchants with same day value for their United States and Canadian dollar MasterCard credit card transactions and debit card transactions. As of May 31, 2008, we had $0.1 million of borrowings outstanding on our NBC Credit Facility, based on the exchange rate in effect on that date.

During the fiscal year 2008, our Chinese subsidiary in the Asia-Pacific region entered into a revolving credit facility to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by the People’s Bank of China. This facility is subject to annual review up to and including June 30, 2008. As of May 31, 2008, this facility totaled $2.5 million, of which we had $0.6 million of borrowings outstanding, based on the exchange rate in effect on that date.

During the fiscal year 2008, our subsidiary in Macau in the Asia-Pacific region entered into a revolving overdraft facility which allows us to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This is denominated in Macau Pataca and has a variable interest rate based on the lending rate stipulated by The Hongkong and Shanghai Banking Corporation Limited, plus a margin. This facility is subject to review at any time and in any event by January 1, 2009, and subject to overriding right of withdrawal and repayment on demand. As of May 31, 2008, this facility totaled $3.8 million, of which we had $0.9 million of borrowings outstanding, based on the exchange rate in effect on that date.

On June 23, 2008, we entered into a new five year, $200 million term loan agreement with a syndicate of banks in the United States. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of July 1, 2008, the interest rate on the term loan was 3.605%. The term loan calls for quarterly principal payments of $5 million beginning with the quarter ending August 31, 2008 and increasing to $10 million beginning with the quarter ending August 31, 2010 and $15 million beginning with the quarter ending August 31, 2011.

Redeemable Minority Interest

We have a redeemable minority interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia may compel us to purchase, at fair value, additional GPAP shares from HSBC Asia, known as the “Put Option.” HSBC Asia may exercise the Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the Put Option, HSBC Asia can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until July 2011, we estimate the maximum total redemption amount of the minority interest under the Put Option would be $87.4 million, as of May 31, 2008.

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

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of May 31, 2008:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)
Operating leases (Note 13)	$67,446	$22,883	$28,105	$8,642	$7,816

Note:	This table excludes other obligations that we may have, such as employee benefit plan obligations, and other current and long–term liabilities reflected in our consolidated balance sheet and the minority interest put option rights described in Note 13 and 16. We do not have any material purchase commitments as of May 31, 2008.

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

Reserve for operating losses

As a part of our direct merchant credit card and debit card processing services and check guarantee services in the United States, Canada and Asia-Pacific, we experience merchant losses and check guarantee losses, which we collectively refer to as “operating losses.” Merchant losses occur when we are unable to collect amounts from merchant customers for any charges properly reversed by the cardholder. Check guarantee losses occur when we are unable to collect the full amount of a guaranteed check from the checkwriter. Please refer to the notes to consolidated financial statements for a further explanation of these operating losses.

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

We account for our potential liability relating to merchant losses as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on an assumed percentage of our United States, Canadian, and Asia-Pacific direct merchant credit card and off-line debit card sales volumes processed, or processed volume. For the years ended May 31, 2008, 2007, and 2006, our processed volume was $134.7 billion, $100.1 billion, and $86.4 billion, respectively. For these same periods, we recorded provisions for merchant losses of $5.7 million, $3.1 million, and $2.7 million, respectively. As a percentage of processed volume, these charges were 0.0043%, 0.0031%, and 0.0032%, respectively, during the above periods. For these same years, we experienced actual losses of $5.2 million, $3.3 million, and $3.3 million, respectively. Since actual losses were similar to the merchant loss provisions provided above, we believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our provision for merchant losses as a percentage of processed volume for the year ended May 31, 2008 would have resulted in a decrease or increase in net income of $0.4 million. Further, if our provision for merchant losses as a percentage of processed volume for our fiscal 2008 had equaled our provision for merchant losses as a percentage of processed volume of 0.0031% for the same prior year period, our net income would have increased by $1.1 million. As of May 31, 2008 and 2007, $3.4 million and $2.8 million, respectively, have been recorded for guarantees associated with merchant card processing and are included in settlement processing obligations in the accompanying consolidated balance sheets.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks.

Our check guarantee loss reserve is also comprised of known losses and a projection of future losses based on an assumed percentage of the face value of our guaranteed checks. For the years ended May 31, 2008, 2007, and 2006, we guaranteed total check face values of $2.7 billion, $2.6 billion, and $2.5 billion, respectively. For those same periods, we recorded provisions for check guarantee losses of $23.9 million, $18.2 million, and $17.9 million, respectively. As a percentage of the total guaranteed check face value, these charges were 0.90%, 0.70%, and 0.71%, respectively, during the years mentioned above. For these same years, we experienced actual losses of $23.0 million, $18.8 million, and $16.1 million, respectively. Since actual losses were similar to the check guarantee loss provisions provided above, we believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our percentage assumption for the year ended May 31, 2008 would have resulted in a decrease or increase in net income of $1.6 million. Further, if our guarantee loss as a percentage of guarantee volume for our fiscal 2008 had equaled our guarantee loss as a percentage of guarantee volume of 0.70% for the same prior year period, our net income would have increased by $3.4 million. As of May 31, 2008 and 2007, we had a check guarantee reserve of $6.1 million and $5.1 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets.

We derive our projected loss rate assumptions primarily based on a rolling six month analysis of historic loss activity. These assumptions, however, bear the risk of change, which may occur as a result of several qualitative factors. For merchant losses, these factors include the following: a change in the creditworthiness of our merchant customers; a change in the levels of credit card fraud affecting our merchant customers; and a change in the effectiveness of our internal credit, risk management, and collection departments. For check guarantee losses, these factors include a change in the levels of dishonored consumer checks presented to our guarantee service merchant customers and a change in the effectiveness of our internal check guarantee procedures, customer acceptance and retention policies, or collection protocols. Application of our percentage assumptions involve uncertainty regarding changes in any of the factors above, especially those that are outside of our control, such as the financial health of the United States, Canadian, and the Asia-Pacific regional economies at a regional or national level and the related impact on our customers.

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

For all periods through November 30, 2006, the straight-line method of amortization was employed for all customer-related intangible assets. On December 1, 2006, we adopted the accelerated method of amortization described below which is applied over the respective periods of expected cash flows for our then significant customer-related intangible assets. These particular assets reflected 90% of the carrying value of our total customer-related intangible assets as of November 30, 2006. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. During fiscal 2008, we did not adjust the amortization schedules.

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We adopted this method prospectively for our existing significant customer-related intangible assets described above and intend to adopt this method for future acquisitions of customer-related intangible assets. The use of this amortization method prior to December 1, 2006 would have resulted in amortization expense that is not materially different from the amount recognized under the straight-line method used by us during the same periods. Lastly, we will continue to use the straight-line method of amortization for the certain customer-related intangible assets that reflected 10% of the carrying value of our total such assets as of November 30, 2006. For these assets, the amortization expense using a straight-line method historically resulted in, and is expected to continue to result in, amortization expense that is not materially different from the amount that would be recognized under the accelerated method of amortization described above. We continue to use the straight-line method of amortization for our contract-based intangibles and amortizable trademarks.

The other assets in the accompanying consolidated balance sheets include software rights purchased in September 2001 for $5 million. These rights would allow us to perform certain processing and software support activities that are currently performed on our behalf by a third party. The other assets in the accompanying consolidated balance sheets also include software code with a carrying value of $3.1 million, which allows us to perform certain processing activities currently performed by our other processing platforms. We expect these software assets will be the foundation for two separate projects planned to perform these services internally and with a higher efficiency level. These plans are still in the initial feasibility and design phase as of May 31, 2008. If, in the future, we were to decide to abandon these plans, the value of these assets may be substantially impaired. While we believe that these assets may have a resale value, the maximum potential impairment could equal the carrying value.

In our opinion, the carrying values of long-lived assets, including goodwill, property and equipment, and other intangible assets, are not impaired at May 31, 2008 and May 31, 2007.

Capitalization of Internally Developed Software

We develop software that is used in providing processing services to customers. Capitalization of internally developed software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred prior to the preliminary project stage are expensed as incurred. Currently unforeseen circumstances in software development could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. Costs capitalized during fiscal 2008, 2007 and 2006 totaled $10.2 million, $11.0 million and $11.1 million, respectively. Internally developed software has an amortization period of 5 to 10 years. Internally developed software assets are placed into service when they are complete.

Income Taxes

The determination of our provision for income taxes requires management’s judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We believe our tax return positions are fully supportable; however, we establish liabilities for material tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. Issues raised by a tax authority may be finally resolved at an amount different than the related liability. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these liabilities are adjusted through the provision for income taxes in the period of change. Judgment will be required to determine whether or not some portion or all of the deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Although the majority of our operations are conducted in United States dollars, some of our operations are conducted in Euros and the various currencies of the Asia-Pacific region, Canada, Central and Eastern Europe, and Latin America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the twelve months ended May 31, 2008, strengthening foreign currencies compared to the United States dollar increased our revenues by $42.1 million over the comparable period in the prior year. In addition, these foreign currency movements increased our net income by $12.5 million over the comparable period in the prior year, calculated by applying our consolidated effective income tax rate before minority interest for the appropriate period. A 10% change in average foreign currency rates against the United States dollar during the twelve months ended May 31, 2008 compared to the average foreign currency exchange rates during the twelve months ended May 31, 2007 would have increased or decreased our revenues and net income by $42.1 million and $10.9 million, respectively.

Interest Rate Risk

We have a credit facility with Canadian Imperial Bank of Commerce for up to $25 million Canadian dollars to cover the pre-funding of Canadian merchants. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin. Our $350 million U.S. revolving line of credit has a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position. Accordingly, we are exposed to the impact of interest rate fluctuations. As of May 31, 2008, we had no borrowings outstanding on these facilities.

We have a credit facility with the National Bank of Canada for up to $80 million Canadian dollars and $5 million United States dollars to provide certain Canadian merchants with same day value for their Canadian and United States dollar MasterCard credit card transactions and debit card transactions. This credit facility has a variable interest rate based on the National Bank of Canada prime rate. As of May 31, 2008, we had $0.1 million of borrowings outstanding on this credit facility.

We have a revolving credit facility with the People’s Bank of China for up to $2.5 million to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by People’s Bank of China. As of May 31, 2008, we had $0.6 million of borrowings outstanding, based on the exchange rate in effect on that date.

We have a revolving overdraft facility with The Hongkong and Shanghai Banking Corporation Limited, or HSBC Asia, for up to $3.8 million to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This is denominated in Macau Pataca and has a variable interest rate based on the lending rate stipulated by HSBC Asia, plus a margin. As of May 31, 2008, we had $0.9 million of borrowings outstanding, based on the exchange rate in effect on that date.

A 10% proportionate increase in interest rates on our credit facilities as of May 31, 2008 would not have had a material adverse impact on our current or future consolidated net income or cash flows. However, see Note 16 in the notes to the consolidated financial statements concerning a new variable interest rate term loan entered into subsequent to May 31, 2008.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Global Payments Inc.:

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (“the Company”) as of May 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment, on June 1, 2006, based on the modified prospective application transition method. As described in Note 7 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes to conform to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on June 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

July 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Global Payments Inc.:

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the “Company”) as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2008 of the Company and our report dated July 30, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standard No. 123(R), Share-based Payment, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/    DELOITTE & TOUCHE LLP

Atlanta, Georgia

July 30, 2008

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended May 31,
	2008	2007	2006
Revenues	$1,274,229	$1,061,523	$908,056

Operating expenses:
Cost of service	475,612	414,837	358,020
Sales, general and administrative	545,941	425,509	347,070
Restructuring and other	1,317	3,088	1,878

	1,022,870	843,434	706,968

Operating income	251,359	218,089	201,088

Other income (expense):
Interest and other income	18,210	16,706	7,576
Interest and other expense	(8,166)	(8,464)	(7,144)

	10,044	8,242	432

Income before income taxes and minority interest	261,403	226,331	201,520
Provision for income taxes	(90,588)	(73,436)	(67,522)
Minority interest, net of tax	(8,061)	(9,910)	(8,474)

Net income	$162,754	$142,985	$125,524

Basic earnings per share	$2.05	$1.78	$1.59

Diluted earnings per share	$2.01	$1.75	$1.53

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 31, 2008	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$456,060	$308,872
Accounts receivable, net of allowances for doubtful accounts of $489 and $451, respectively	100,179	76,168
Claims receivable, net of allowances for losses of $6,065 and $5,139, respectively	1,354	2,187
Settlement processing assets	24,280	32,853
Inventory, net of obsolescence reserves of $1,028 and $639, respectively	3,821	3,435
Income tax receivable	—	1,457
Deferred income taxes	4,119	5,216
Prepaid expenses and other current assets	27,597	14,241

Total current assets	617,410	444,429

Property and equipment	141,415	118,495
Goodwill	497,136	451,244
Other intangible assets	175,636	175,620
Other	14,310	10,841

Total assets	$1,445,907	$1,200,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$1,527	$—
Payables to money transfer beneficiaries	9,276	6,589
Accounts payable and accrued liabilities	138,243	115,671
Settlement processing obligations	56,731	20,617
Income taxes payable	11,975	—

Total current liabilities	217,752	142,877

Deferred income taxes	75,001	70,768
Other long-term liabilities	11,612	14,275

Total liabilities	304,365	227,920

Commitments and contingencies (See Note 13)
Minority interest in equity of subsidiaries (includes redeemable minority interest book value of $2,872 with an estimated maximum redemption amount of $87,390 as of May 31, 2008)	14,724	14,933
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 79,636,629 and 80,877,651 shares issued and outstanding at May 31, 2008 and May 31, 2007, respectively	—	—
Paid-in capital	380,741	430,166
Retained earnings	621,875	466,417
Accumulated other comprehensive income	124,202	61,193

Total shareholders’ equity	1,126,818	957,776

Total liabilities and shareholders’ equity	$1,445,907	$1,200,629

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$162,754	$142,985	$125,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	28,894	25,929	25,634
Provision for operating losses and bad debts	30,228	21,477	21,280
Share-based compensation expense	13,826	15,154	2,847
Amortization of acquired intangibles	15,140	14,436	14,855
Minority interest in earnings	8,762	9,214	8,474
Restructuring and other charges, non-cash	—	1,145	—
Deferred income taxes	(1,151)	(2,211)	777
Other, net	(4,345)	1,807	4,521
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(23,957)	(8,579)	(12,815)
Claims receivable	(23,073)	(19,444)	(17,861)
Settlement processing assets and obligations, net	38,311	(13,937)	31,198
Inventory	(623)	(167)	(520)
Prepaid expenses and other assets	(3,775)	(2,428)	(415)
Accounts payable and accrued liabilities	15,304	11,505	11,039
Payables to money transfer beneficiaries	2,687	228	667
Income taxes payable	13,432	(5,982)	19,568

Net cash provided by operating activities	272,414	191,132	234,773

Cash flows from investing activities:
Capital expenditures	(44,974)	(35,374)	(25,038)
Business and intangible asset acquisitions	(18,247)	(81,261)	(4,917)

Net cash used in investing activities	(63,221)	(116,635)	(29,955)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	1,527	—	(58,606)
Principal payments under capital lease arrangements	—	(746)	(3,042)
Proceeds from stock issued under employee stock plans	17,385	19,332	23,922
Repurchase of common stock	(87,020)	—	—
Tax benefit from exercise of stock options	7,571	7,495	—
Distributions to minority interests, net	(9,459)	(8,753)	(10,212)
Dividends paid	(6,377)	(6,442)	(6,336)

Net cash (used in) provided by financing activities	(76,373)	10,886	(54,274)

Effect of exchange rate changes on cash	14,368	5,014	18,952

Increase in cash and cash equivalents	147,188	90,397	169,496
Cash and cash equivalents, beginning of year	308,872	218,475	48,979

Cash and cash equivalents, end of year	$456,060	$308,872	$218,475

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Paid-in Capital	Retained Earnings	Deferred Compensation	Currency Translation Adjustments	Minimum Pension Liability	Total Shareholders’ Equity
Balance at May 31, 2005	78,200	$347,431	$210,686	$(1,562)	$23,816	$(2,021)	$578,350
Comprehensive income
Net income			125,524				125,524
Foreign currency translation adjustment, net of tax of $11,912					30,036		30,036
Minimum pension liability adjustment, net of tax of $410						1,005	1,005

Total comprehensive income							156,565

Stock issued under employee stock plans	1,614	27,060		(1,868)			25,192
Tax benefit from exercise of stock options		14,875					14,875
Dividends paid ($0.08 per share)			(6,336)				(6,336)
Amortization of deferred compensation				1,577			1,577

Balance at May 31, 2006	79,814	389,366	329,874	(1,853)	53,852	(1,016)	770,223

Adjustment for the adoption of FAS 123R		(1,853)		1,853			—
Comprehensive income
Net income			142,985				142,985
Foreign currency translation adjustment, net of tax of $4,637					8,288		8,288
Minimum pension liability adjustment, net of tax of $91						162	162
Adjustment for the adoption of FAS 158, net of tax of $(52)						(93)	(93)

Total comprehensive income							151,342

Stock issued under employee stock plans	1,064	19,332					19,332
Tax benefit from exercise of stock options		8,139					8,139
Share-based compensation expense		15,182					15,182
Dividends paid ($0.08 per share)			(6,442)				(6,442)

Balance at May 31, 2007	80,878	430,166	466,417	—	62,140	(947)	957,776

Comprehensive income
Net income			162,754				162,754
Foreign currency translation adjustment, net of tax of $5,570					62,533		62,533
Minimum pension liability adjustment, net of tax of $267						476	476

Total comprehensive income							225,763

Stock issued under employee stock plans	1,058	17,385					17,385
Tax benefit from exercise of stock options		6,927					6,927
Share-based compensation expense		13,826					13,826
Adjustment for the adoption of FIN 48		(543)	(919)				(1,462)
Repurchase of common stock	(2,299)	(87,020)					(87,020)
Dividends paid ($0.08 per share)			(6,377)				(6,377)

Balance at May 31, 2008	79,637	$380,741	$621,875	$—	$124,673	$(471)	$1,126,818

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation— Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have provided transaction processing services since 1967. Our fiscal year ends on May 31, thus we refer to the years ended May 31, 2008, 2007 and 2006 as fiscal years 2008, 2007, and 2006, respectively.

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

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

related to reserve funds collected from our merchants that serve as collateral (“Merchant reserves”) to minimize contingent liabilities associated with charges properly reversed by a cardholder. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card associations. As of May 31, 2008 and 2007, our cash and cash equivalents included $131.6 million and $112.2 million, respectively, related to Merchant reserves.

Inventory— Inventory, which includes electronic point of sale terminals, automated teller machines, and related peripheral equipment, is stated at the lower of cost or market. Cost is determined by using the average cost method.

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

For transactions processed on our systems, we use our network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants using country-specific payment networks such as the Federal Reserve’s Automated Clearing House system in the United States or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In our United States portfolio and in most of our Canadian portfolio, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card associations. For certain of our Canadian and Asia-Pacific merchant accounts, the Member funds the merchants before the Member receives the net settlement funds from the card associations, creating a net settlement asset at the Member. In the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. The Member will continue to provide these services until we fully integrate the Asia-Pacific operations into our own operations, which we expect will be completed in phases through 2010. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Timing differences, interchange expenses, Merchant reserves and exception items cause differences between the amount the Member receives from the card associations and the amount funded to the merchants. The standards of the card associations restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we follow a net settlement process whereby, if the incoming amount from the card associations precedes the Member’s funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in a joint deposit account or in an account at the Member bank, and record a corresponding liability. Conversely, if the Member’s funding obligation to the merchant precedes the incoming amount from the card associations, the amount of the Member’s net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member assesses a funding cost, which is included in interest and other expense on the accompanying consolidated statements of income. Each participant in the transaction process receives compensation for its services.

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding, and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. As of May 31, 2008 and 2007, our settlement processing assets primarily related to our processing for direct merchants in Canada, while our settlement processing obligations primarily related to our processing for direct merchants in the United States and Asia-Pacific. Our reserve for operating losses and reserve for sales allowance relate to our “direct” merchant services business model. A summary of these amounts as of May 31, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$60,734	$54,279
Liability from Members	(19,122)	(1,590)
Exception items	717	469
Merchant reserves	(18,049)	(20,305)

Total	$24,280	$32,853

Settlement processing obligations:
Interchange reimbursement	$123,757	$111,618
Liability to Members	(69,823)	(38,986)
Exception items	6,722	1,776
Merchant reserves	(113,523)	(91,921)
Fair value of guarantees of customer chargebacks	(3,375)	(2,776)
Reserves for sales allowances	(489)	(328)

Total	$(56,731)	$(20,617)

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

As of May 31, 2008 and 2007, $3.4 million and $2.8 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the years ended May 31, 2008, 2007, and 2006, we recorded such expenses in the amounts of $5.7 million, $3.1 million, and $2.7 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of May 31, 2008 and 2007, we have a check guarantee loss reserve of $6.1 million and $5.1 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. Expenses of $23.9 million, $18.2 million, and $17.9 million were recorded for the years ended May 31, 2008, 2007 and 2006, respectively, for these losses and are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Property and equipment—Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method. Leasehold improvements are amortized over the shorter of the useful

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

life of the asset or the term of the lease. We capitalize the costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Maintenance and repairs are charged to operations as incurred.

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

For all periods through November 30, 2006, the straight-line method of amortization was employed for all customer-related intangible assets. On December 1, 2006, we adopted the accelerated method of amortization described below which is applied over the respective periods of expected cash flows for our then significant customer-related intangible assets. These particular assets reflected 90% of the carrying value of our total customer-related intangible assets as of November 30, 2006. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. During fiscal 2008, we did not adjust the amortization schedules.

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We adopted this method prospectively for our existing significant customer-related intangible assets described above and intend to adopt this method for future acquisitions of customer-related intangible assets. The use of this amortization method prior to December 1, 2006 would have resulted in amortization expense that is not materially different from the amount recognized under the straight-line method used by us during the same periods. Lastly, we will continue to use the straight-line method of amortization for the certain customer-related intangible assets that reflected 10% of the carrying value of our total such assets as of November 30, 2006. For these assets, the amortization expense using a straight-line method historically resulted in, and is expected to continue to result in, amortization expense that is not materially different from the amount that would be recognized under the accelerated method of amortization described above. We continue to use the straight-line method of amortization for our contract-based intangible assets and amortizable trademarks.

Impairment of long-lived assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at May 31, 2008 and 2007.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Our effective tax rates as applied to income before income taxes, including the effect of minority interest, were 35.6%, 34.1%, and 35.0% for the years ended May 31, 2008, 2007, and 2006, respectively. Refer to Note 7 for additional information on our deferred income tax items and effective tax rates.

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

Foreign currencies—We have significant operations in subsidiaries in Canada, the Czech Republic, and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the years ended May 31, 2008, 2007, and 2006 we recorded transaction losses of $1.5 million, $0.2 million and $0.5 million, respectively.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for both the years ended May 31, 2008 and 2007 excludes incremental shares of 0.6 million related to stock

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

options. These shares were excluded since they have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. The diluted share base excluded an insignificant amount of incremental shares for the year ended May 31, 2006. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$162,754	$142,985	$125,524
Basic weighted average shares outstanding	79,518	80,229	78,874
Earnings per share	$2.05	$1.78	$1.59

Diluted EPS:
Net income available to common shareholders	$162,754	$142,985	$125,524

Basic weighted average shares outstanding	79,518	80,229	78,874
Plus: dilutive effect of stock options and restricted stock awards	1,461	1,593	3,275

Diluted weighted average shares outstanding	80,979	81,822	82,149

Earnings per share	$2.01	$1.75	$1.53

Stock awards and options—We adopted Statement of Financial Accounting Standards No. 123 (revised 2004): Share-based Payment (“FAS 123R”) on June 1, 2006. We elected to adopt the modified prospective method described in FAS 123R which specifies that compensation expense for options granted prior to the effective date be recognized in the consolidated statements of income over the remaining vesting period of those options, and that compensation expense for options granted subsequent to the effective date be recognized in the consolidated statements of income over the vesting period of those options. In addition, in accordance with our use of the modified prospective method, prior period amounts have not been restated. Prior to our adoption of FAS 123R, we accounted for options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. We continue to use the Black-Scholes valuation model to calculate the fair value of share-based awards. Refer to Note 9 for additional discussion regarding details of our share-based employee compensation plans and the adoption of FAS 123R.

New accounting pronouncements—In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Companies are required to implement FAS 157 for the first financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. In November 2007, the Financial Accounting Standards Board granted a one year deferral for the implementation of FAS 157 for non-financial assets and liabilities. The adoption of FAS 157 on June 1, 2008 is not expected to have a material impact on our consolidated balance sheet or consolidated statement of income, but the implementation of FAS 157 will require additional disclosures.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Amendment of FASB Statement No. 115 (“FAS 159”). This statement permits us to choose to measure many financial instruments and certain other items at fair value. Upon adoption of FAS 159 on June 1, 2008, we did not elect the fair value option for any financial instrument we do not currently report at fair value.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). This statement applies to the accounting for noncontrolling interests (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 will become effective for us on June 1, 2009. As further described in Notes 13 and 16, we have minority interest that includes redemption provisions that are not solely within our control, commonly referred to as a redeemable minority interest. At the March 12, 2008 meeting of the FASB Emerging Issues Task Force (“EITF”), certain revisions occurred to EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”). These revisions clarified that Topic D-98 applies to redeemable minority interests and requires that its provision be applied no later than the effective date of FAS 160. While we are still evaluating the impact on our consolidated financial statements of FAS 160, we have determined that, upon adoption of this standard and in conjunction with the provisions of Topic D-98, an adjustment for the then fair value of redeemable minority interests will be required. This adjustment will ultimately increase the carrying value of redeemable minority interests to the redemption value with a corresponding charge to equity. Under Topic D-98, we will have a choice of either accreting redeemable minority interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. We are currently evaluating the recognition and measurement provisions of Topic D-98, and we have not yet concluded which measurement method we will apply.

NOTE 2—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

In the years ended May 31, 2008, 2007 and 2006, we acquired the following businesses:

Business	Date Acquired	Percentage Ownership
Fiscal 2008
Discover merchant portfolio	Various	100%
LFS Spain	April 15, 2008	100%
Money transfer branch locations	Various	100%

Fiscal 2007
HSBC Asia-Pacific merchant acquiring business	July 24, 2006	56%
Diginet d.o.o.	November 14, 2006	100%
Money transfer branch locations	Various	100%

Fiscal 2006
Costamar money transfer branch locations	Various	100%

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

These acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results of each acquisition are included in our consolidated statements of income from the dates of each acquisition.

Fiscal 2008

During fiscal 2008, we acquired a portfolio of merchants that process Discover transactions and the rights to process Discover transactions for our existing and new merchants. As a result of this acquisition, we will now process Discover transactions similarly to how we currently process Visa and MasterCard transactions. The purpose of this acquisition was to offer merchants a single point of contact for Discover, Visa and MasterCard card processing.

During fiscal 2008, we acquired a majority of the assets of Euroenvios Money Transfer, S.A. and Euroenvios Conecta, S.L., which we collectively refer to as LFS Spain. LFS Spain consisted of two privately-held corporations engaged in money transmittal and ancillary services from Spain to settlement locations primarily in Latin America. The purpose of the acquisition was to further our strategy of expanding our customer base and market share by opening additional branch locations.

During fiscal 2008, we acquired a series of money transfer branch locations in the United States. The purpose of these acquisitions was to increase the market presence of our DolEx-branded money transfer offering.

The following table summarizes the preliminary purchase price allocations of these business acquisitions (in thousands):

Total
Goodwill	$13,536
Customer-related intangible assets	4,091
Contract-based intangible assets	1,031
Property and equipment	267
Other current assets	502

Total assets acquired	19,427

Current liabilities	(2,347)
Minority interest in equity of subsidiary	(486)

Net assets acquired	$16,594

The customer-related intangible assets have amortization periods of up to 14 years. The contract-based intangible assets have amortization periods of 3 to 10 years.

These business acquisitions were not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to these acquisitions.

In addition, during fiscal 2008, we acquired a customer list and long-term merchant referral agreement in our Canadian merchant services channel for $1.7 million. The value assigned to the customer list of $0.1 million was expensed immediately. The remaining value was assigned to the merchant referral agreement and is being amortized on a straight-line basis over its useful life of 10 years.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Fiscal 2007

On July 24, 2006, we completed the purchase of a fifty-six percent ownership interest in the Asia-Pacific merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC Asia. This business provides card payment processing services to merchants in the Asia-Pacific region. The business includes HSBC Asia’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. Under the terms of the agreement, we initially paid HSBC Asia $67.2 million in cash to acquire our ownership interest. We paid an additional $1.4 million under this agreement during fiscal 2007, for a total purchase price of $68.6 million to acquire our ownership interest. In conjunction with this acquisition, we entered into a transition services agreement with HSBC Asia that may be terminated at any time. Under this agreement, we expect HSBC Asia will continue to perform payment processing operations and related support services until we fully integrate these functions into our own operations.

The purpose of this acquisition was to establish a presence in the Asia-Pacific market. The key factors that contributed to the decision to make this acquisition include historical and prospective financial statement analysis, HSBC Asia’s market share in the region, HSBC Asia’s retail presence, and previous business development activity by other companies in the Asia-Pacific market. The purchase price was determined by analyzing the historical and prospective financial statements and applying relevant purchase price multiples.

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

The following table summarizes the purchase price allocations of these acquisitions (in thousands):

	HSBC Asia	All Other	Total
Goodwill	$51,201	$9,160	$60,361
Customer-related intangible assets	15,008	2,663	17,671
Trademarks	2,016	—	2,016
Contract-based intangible assets	—	1,489	1,489
Property and equipment	666	825	1,491
Non-current deferred tax asset	1,229	—	1,229
Other current assets	—	76	76

Total assets acquired	70,120	14,213	84,333
Current liabilities	—	(1,400)	(1,400)
Long-term liabilities	—	(150)	(150)
Minority interest in equity of subsidiary	(1,522)	—	(1,522)

Net assets acquired	$68,598	$12,663	$81,261

The HSBC Asia customer-related intangible assets and trademarks acquired have an amortization period of 13 years and 5 years, respectively. The customer-related intangible assets and contract-based intangible assets created from the other acquisitions have amortization periods ranging up to 15 years and 3 years, respectively.

The fiscal 2007 acquisitions, whether considered individually or in aggregate, were not significant to our consolidated financial statements and accordingly, we have not provided pro forma operating information related to these acquisitions.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Costamar
(in thousands)
Goodwill	$2,887
Customer-related intangible assets	78
Contract-based intangible assets	261

Total assets acquired	3,226
Liabilities assumed	—

Net assets acquired	$3,226

The fiscal 2006 acquisition was not significant to our consolidated statements of income and accordingly, we have not provided pro forma operating information related to this acquisition. Management determined that the acquired customer-related intangible assets and contract-based intangible assets have useful lives of 3 and 2 years, respectively.

NOTE 3—PROPERTY AND EQUIPMENT

As of May 31, 2008 and 2007, property and equipment consisted of the following:

	Range of Useful Lives in Years	2008	2007
		(in thousands)
Land	N/A	$2,727	$2,143
Building	40	37,023	25,415
Equipment	2-5	111,834	132,677
Software	5-10	70,444	60,387
Leasehold improvements	5-15	10,913	12,714
Furniture and fixtures	5-7	8,521	8,099
Work in progress	N/A	45,924	43,116

		287,386	284,551
Less accumulated depreciation and amortization of property and equipment		145,971	166,056

		$141,415	$118,495

Depreciation and amortization expense of property and equipment was $28.9 million, $25.9 million, and $25.6 million for fiscal 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2008 and 2007, goodwill and intangible assets consisted of the following:

	2008	2007
	(in thousands)
Goodwill	$497,136	$451,244
Customer-related intangible assets	287,317	271,165
Trademarks, indefinite life	42,944	42,944
Trademarks, finite life	3,188	2,992
Contract-based intangible assets	5,545	2,810

	836,130	771,155
Less accumulated amortization on:
Customer-related intangible assets	158,935	141,519
Trademarks	1,841	1,276
Contract-based intangible assets	2,582	1,496

	163,358	144,291

	$672,772	$626,864

The following table discloses the changes in the carrying amount of goodwill for the years ended May 31, 2008 and 2007:

	2008	2007
	(in thousands)
Balance at beginning of year	$451,244	$387,280
Goodwill acquired	13,536	60,361
Effect of tax adjustments to purchase price allocations	—	(698)
Effect of foreign currency translation	32,356	4,301

Balance at end of year	$497,136	$451,244

Customer-related intangible assets and contract-based intangible assets acquired during the year ended May 31, 2008 have weighted average amortization periods of 11.8 years and 3.4 years, respectively. We did not acquire any finite life trademarks during the year ended May 31, 2008. Customer-related intangible assets, contract-based intangible assets and finite life trademarks acquired during the year ended May 31, 2007 have weighted average amortization periods of 12.9 years, 2.8 years and 5.0 years, respectively. Amortization expense of acquired intangibles was $15.1 million, $14.4 million, and $14.9 million for fiscal 2008, 2007 and 2006, respectively.

The estimated amortization expense of acquired intangibles as of May 31, 2008 for the next five fiscal years is as follows (in thousands):

2009	$13,682
2010	12,702
2011	11,719
2012	9,447
2013	8,976

Estimated amortization expense for acquired intangibles denominated in currencies other than the United States dollar is based on foreign exchange rates as of May 31, 2008.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 5—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2008 and 2007, accounts payable and accrued liabilities consisted of the following:

	2008	2007
	(in thousands)
Trade accounts payable	$36,347	$21,670
Compensation and benefits	20,041	20,947
Restructuring	174	1,746
Third party processing expenses	7,624	6,593
Commissions to third parties	30,699	24,442
Assessment expenses	13,801	10,743
Transition services payable to HSBC Asia	3,534	6,548
Other	26,023	22,982

	$138,243	$115,671

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

The measurement date for the pension plans is May 31, which coincides with the plans’ fiscal year. Our plan expenses for fiscal 2008, 2007 and 2006 were actuarially determined.

The following tables provide a reconciliation of the aggregate pension plan changes in the benefit obligations and fair value of assets over the two year period ending May 31, 2008 and a statement of funded status at May 31 for each year:

Changes in benefit obligations

	2008	2007
	(in thousands)
Benefit obligation at beginning of year	$10,058	$9,389
Interest cost	600	576
Actuarial (gain) or loss	(1,055)	321
Benefits paid	(257)	(228)

Balance at end of year	$9,346	$10,058

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Changes in plan assets

	2008	2007
	(in thousands)
Fair value of plan assets at beginning of year	$8,418	$6,893
Actual return on plan assets	312	1,046
Employer contributions	400	707
Benefits paid	(257)	(228)

Fair value of plan assets at end of year	$8,873	$8,418

Amounts recognized in consolidated balance sheets

	2008	2007
	(in thousands)
Current assets	$149	$—
Current liabilities	—	(979)
Noncurrent liabilities	(622)	(661)

Total	$(473)	$(1,640)

Information about accumulated benefit obligation

	2008	2007
	(in thousands)
Projected benefit obligation	$9,346	$10,058
Accumulated benefit obligation	9,346	10,058
Fair value of plan assets	8,873	8,418

Components of net periodic benefit cost

	2008	2007	2006
	(in thousands)
Interest cost	$600	$576	$530
Expected return on plan assets	(678)	(571)	(504)
Amortization of prior service cost	14	14	14
Amortization of net loss	40	63	194

Net pension (income) expense	$(24)	$82	$234

Other changes in plan assets and benefit obligations recognized in other comprehensive income

	2008	2007	2006
	(in thousands)
Adjustment for the adoption of FAS 158	$—	$145	$—
Net gain	(689)	(176)	(1,207)
Amortization of net loss	(40)	(63)	(194)
Amortization of prior service cost	(14)	(14)	(14)

Total recognized in other comprehensive income	$(743)	$(108)	$(1,415)

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

In fiscal 2007, the adjustment to accumulated other comprehensive income for the adoption of FAS 158 represents the unrecognized prior service costs associated with the SERP, which was previously netted against the plan’s funded status in our consolidated balance sheet pursuant to the requirements of FAS 87. This amount will be subsequently recognized as net periodic pension cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods that are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as in the past, as the adoption of FAS 158 had no effect on our consolidated statement of operations for the fiscal year ended May 31, 2007, or for any prior period presented, and it will not affect our operating results in future periods.

The estimated net loss and prior service cost for the deferred benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are not significant.

Amounts recognized in accumulated other comprehensive income

	2008	2007
	(in thousands)
Net actuarial loss	$622	$1,351
Prior service cost	116	130
Deferred income tax benefit	(267)	(534)

Total	$471	$947

Weighted average assumptions used to determine benefit obligations

	2008	2007
Discount rate—Qualified Plan	6.75%	6.00%
Discount rate—SERP	6.75	6.00
Rate of increase in compensation levels	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost

	2008	2007	2006
Discount rate—Qualified Plan	6.00%	6.25%	5.25%
Discount rate—SERP	6.00	5.50	5.75
Expected long-term rate of return on assets	8.00	8.00	8.00
Rate of increase in compensation levels	N/A	N/A	N/A

The expected long-term return on plan assets was derived by applying the weighted-average target allocation to the expected return by asset category shown in the table below. These assumptions and allocations were evaluated using input from a third party consultant. Overall, the expected return assumption for each asset class utilized is based on expectation of future returns.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Plan assets

The consolidated pension plan weighted average asset allocations at May 31, 2008 and 2007 by asset category are as follows:

Asset Category	2008	2007	Target 2008	Expected Return
Equity securities	61.1%	67.8%	70.0%	9.0%
Debt securities	29.0	32.1	30.0	5.7
Real estate	2.1	0.0	0.0	0.0
Cash equivalents	7.8	0.1	0.0	3.1

Total	100.0%	100.0%	100.0%	8.0%

Our investment policy and strategies for plan assets involve a balanced approach to achieve our long-term investment objectives. We selected a blended investment approach to diversify the asset pool while reducing the risk of wide swings in the market from year-to-year. The pension plan’s investment goals are to generate a return in excess of 8.0% over a full market cycle. The investment portfolio contains enough diversification of investments to reduce risk and provide growth of capital and income. The securities investment guideline details the categories of investments that are not eligible for investment without specific approval. These include the following: short sales, margin transactions, commodities or other commodity contracts, unregistered securities, investment in companies that have filed a petition for bankruptcy or investments for the purpose of exercising control of management.

Contributions

We expect to contribute $0.3 million to the noncontributory defined benefit pension plan in fiscal 2009. We do not expect to make contributions to the SERP in fiscal 2009.

Estimated future benefit payments

The following benefit payments are expected to be paid during the years ending May 31 (in thousands):

2009	$254
2010	266
2011	294
2012	318
2013	371
2014-2018	2,640

Employee Retirement Savings Plan

We have a deferred compensation 401(k) Plan. The plan provides tax deferred amounts for each participant consisting of employee elective contributions and certain of our matching contributions. We contributed $1.8 million, $1.4 million and $1.4 million to the 401(k) Plan in each of the years ended May 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 7—INCOME TAXES

The provisions for income taxes for the fiscal years ended May 31 include:

	2008	2007	2006
	(in thousands)
Current tax expense:
Federal	$73,562	$64,579	$56,489
State	4,741	3,501	3,308
Foreign	5,807	4,668	7,195

	84,110	72,748	66,992

Deferred tax expense (benefit):
Federal	4,581	(179)	4,043
State	648	(414)	(544)
Foreign	1,249	1,281	(2,969)

	6,478	688	530

Provision for income taxes	90,588	73,436	67,522

Tax (benefit) expense allocated to minority interest in a taxable entity	(700)	696	—

Net income tax expense	$89,888	$74,132	$67,522

The following presents our income before income taxes for the fiscal years ended May 31:

	2008	2007	2006
	(in thousands)
Income before income taxes and minority interest—Domestic	$240,101	$202,575	$184,412
Income before income taxes and minority interest—Foreign	21,302	23,756	17,108
Minority interest, net of tax	(8,061)	(9,910)	(8,474)
Tax expense (benefit) allocated to minority interest	(700)	696	—

Income before income taxes	$252,642	$217,117	$193,046

Our effective tax rates, as applied to income before income taxes including the effect of minority interest, for the years ended May 31, 2008, 2007, and 2006 respectively, differ from federal statutory rates as follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.4	0.9	0.9
Foreign income taxes	(1.1)	(1.6)	(0.9)
Tax credits and other	0.3	(0.2)	0.0

Effective tax rate	35.6%	34.1%	35.0%

Deferred income taxes as of May 31, 2008 and 2007 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. Our investments in certain foreign subsidiaries are permanently invested abroad and will not be repatriated to the United States in the

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

foreseeable future. In accordance with Accounting Principles Board Opinion No. 23: Accounting for Income Taxes—Special Areas, because those earnings are considered to be indefinitely reinvested, no domestic federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both domestic income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

As of May 31, 2008 and 2007, principal components of deferred tax items were as follows:

	2008	2007
	(in thousands)
Deferred tax assets:
Accrued expenses and other	$5,323	$7,238
Bad debt expense	3,541	1,264
Accrued restructuring	27	242
Foreign NOL carryforward	3,516	1,582
Tax credits	6,563	6,358

	18,970	16,684
Less: valuation allowance	(9,237)	(7,941)

Net deferred tax asset	9,733	8,743

Deferred tax liabilities:
Foreign currency translation	34,198	30,961
Acquired intangibles	44,018	40,672
Prepaid expenses	1,063	163
Property and equipment	1,336	2,499

	80,615	74,295

Net deferred tax liability	(70,882)	(65,552)
Less: current net deferred tax asset	4,119	5,216

Net noncurrent deferred tax liability	$(75,001)	$(70,768)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the fiscal year ended May 31, 2008 are summarized below (in thousands):

Valuation allowance at May 31, 2007	$(7,941)
Allowance for net operating losses of foreign subsidiaries	(1,092)
Other	(204)

Valuation allowance at May 31, 2008	$(9,237)

Net operating loss carryforwards totaling $15.4 million at May 31, 2008 will expire if not utilized between May 31, 2012 and May 31, 2015. Tax credit carryforwards totaling $6.6 million at May 31, 2008 will expire if not utilized between May 31, 2012 and May 31, 2018.

We adopted the provisions of the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) on June 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

company’s financial statements and establishes guidelines for recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of this adoption, we recorded a $1.5 million increase in the liability for unrecognized income tax benefits, which was accounted for as a $1.0 million reduction to the June 1, 2007 balance of retained earnings and a $0.5 million reduction to the June 1, 2007 balance of additional paid-in capital. As of the adoption date, other long-term liabilities included liabilities for unrecognized income tax benefits of $3.8 million and accrued interest and penalties of $0.7 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 1, 2007	$3,760
Additions based on tax positions related to the current year	93
Additions for tax positions of prior years	50
Reductions for tax positions of prior years	—
Settlements with taxing authorities	(190)

Balance at May 31, 2008	$3,713

As of May 31, 2008, the total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.7 million.

We recognize accrued interest related to unrecognized income tax benefits in interest expense and accrued penalty expense related to unrecognized tax benefits in sales, general and administrative expenses. During fiscal 2008, we recorded $0.3 million of accrued interest and penalty expense related to the unrecognized income tax benefits.

We anticipate the total amount of unrecognized income tax benefits will decrease by $1.1 million net of interest and penalties from our foreign operations within the next 12 months as a result of the expiration of the statute of limitations.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations for years ended May 31, 2003 and prior. We are currently under audit by the Internal Revenue Service of the United States for the 2004 to 2005 tax years. We expect that the examination phase of the audit for the years 2004 to 2005 will conclude in fiscal 2009.

NOTE 8—SHAREHOLDERS’ EQUITY

On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2.3 million shares of our common stock during fiscal 2008 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. As of May 31, 2008, we had $13.0 million remaining under our current share repurchase authorization. No amounts were repurchased during fiscal 2007.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

As of May 31, 2008, we had four share-based employee compensation plans. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant. There was no share-based compensation capitalized during fiscal 2008, 2007, and 2006.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

We have certain stock plans under which incentive stock options, non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of May 31, 2008 are 5.0 million for the 2005 Plan and 0.5 million for the Director Plan.

The total share-based compensation cost that has been charged against income for these plans aggregated $13.8 million and $15.2 million for the fiscal years 2008 and 2007, respectively, for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan. The total income tax benefit recognized for share-based compensation in the accompanying statements of income was $4.9 million and $4.5 million for the fiscal years 2008 and 2007, respectively.

The following table illustrates the comparable pro forma effect on fiscal 2006 net income and earnings per share had we applied the fair value recognition principles of FAS 123R to share-based compensation (in thousands):

2006
Net income:
As reported	$125,524
Add: Stock compensation recognized under APB 25, net of related tax effects	1,893
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(13,249)

Pro forma net income	$114,168

Basic earnings per share:
As reported	$1.59
Pro forma	$1.45
Diluted earnings per share:
As reported	$1.53
Pro forma	$1.40

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

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted after August 2003 vest one year after the date of grant with respect to 25% of the shares granted, an additional 25% after two years, an additional 25% after three years, and the remaining 25% after four years. Stock options granted prior to August 2003 vest two years after the date of grant with respect to 20% of the shares granted, an additional 25% after three years, an additional 25% after four years, and the remaining 30% after five years. The Plans provide for accelerated vesting under certain conditions, including a change in control. We have historically issued new shares to satisfy the exercise of options.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following table summarizes all outstanding options as of May 31, 2008 and the changes during fiscal 2008.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
2000 Plan
Outstanding at May 31, 2007	2,866	$18
Granted	—	—
Cancelled	(21)	21
Exercised	(617)	18

Outstanding at May 31, 2008	2,228	$18	$65.6

2005 Plan
Outstanding at May 31, 2007	2,053	$36
Granted	238	38
Cancelled	(115)	38
Exercised	(163)	31

Outstanding at May 31, 2008	2,013	$37	$21.4

Director Plan
Outstanding at May 31, 2007	252	$22
Granted	43	43
Cancelled	—	—
Exercised	—	—

Outstanding at May 31, 2008	295	$25	$6.6

Total stock options outstanding as of May 31, 2008 have a weighted average exercise price of $27, a weighted average remaining contractual life of 6 years and an aggregate intrinsic value of $93.6 million. As of May 31, 2008, stock options exercisable total 2.9 million and have a weighted average exercise price of $22, a weighted average remaining contractual life of 5 years and an aggregate intrinsic value of $73.7 million. The aggregate intrinsic value of stock options exercised during the fiscal years 2008, 2007 and 2006 was $16.9 million, $22.3 million and $40.3 million, respectively. As of May 31, 2008, we had $8.7 million of total unrecognized compensation cost related to unvested options, which we expect to recognize over a weighted average period of 1.2 years.

The weighted average grant-date fair values of each option granted in fiscal 2008, 2007, and 2006 under each plan are as follows:

	2008	2007	2006
2005 Plan	$13	$16	$13
Director Plan	15	14	13

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted during fiscal 2008, 2007 and 2006 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	2008	2007	2006
2005 Plan:
Risk-free interest rates	4.49%	4.85%	3.98%
Expected volatility	31.67%	30.11%	38.36%
Dividend yields	0.19%	0.19%	0.34%
Expected lives	5 years	5 years	5 years

Director Plan:
Risk-free interest rates	4.21%	4.52%	4.00%
Expected volatility	31.70%	31.96%	37.95%
Dividend yields	0.19%	0.19%	0.34%
Expected lives	5 years	5 years	5 years

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

The following table summarizes the changes in non-vested restricted stock awards for the year ended May 31, 2008 (share awards in thousands):

	Share Awards	Weighted Average Grant-Date Fair Value
Non-vested at May 31, 2007	278	$37
Granted	400	38
Vested	(136)	30
Forfeited	(24)	40

Non-vested at May 31, 2008	518	$39

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The weighted average grant-date fair value of share awards granted in the years ended May 31, 2007 and 2006 was $45 and $36, respectively. The total fair value of share awards vested during the years ended May 31, 2008, 2007 and 2006 was $4.1 million, $1.7 million and $1.4 million, respectively.

We recognized compensation expenses for restricted stock of $5.7 million, $2.7 million, and $1.6 million in the years ended May 31, 2008, 2007 and 2006. As of May 31, 2008, there was $15.2 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25 thousand or 20% of their annual compensation for the purchase of stock. For periods prior to October 1, 2006, the price for shares purchased under the plan was the lower of 85% of the market value on the first day or the last day of the quarterly purchase period. With the quarterly purchase period beginning on October 1, 2006, the price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period (the “Purchase Date”). At May 31, 2008, 0.7 million shares had been issued under this plan, with 1.7 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan was $6, $8 and $8 in the years ended May 31, 2008, 2007 and 2006, respectively.

For the quarterly purchases after October 1, 2006, the fair value of each designated share purchased under the Employee Stock Purchase Plan is based on the 15% discount on the Purchase Date.

For purchases prior to October 1, 2006, the fair value of each designated share purchased under the Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes valuation model using the following weighted average assumptions:

	2007	2006
Risk-free interest rates	4.93%	3.72%
Expected volatility	37.02%	26.06%
Dividend yields	0.19%	0.34%
Expected lives	3 months	3 months

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 10—RESTRUCTURING AND OTHER CHARGES

The following schedule details the rollforward of the restructuring liability from May 31, 2006 to May 31, 2008:

	Liability Balance as of May 31, 2006	Costs Accrued During Fiscal 2007	Costs Paid During Fiscal 2007	Liability Balance as of May 31, 2007	Costs Accrued During Fiscal 2008	Costs Paid During Fiscal 2008	Liability Balance as of May 31, 2008
	(in thousands)
One-time employee termination benefits	$248	$1,866	$368	$1,746	$1,317	$2,889	$174
Contract termination costs	6	104	110	—	—	—	—

Totals	$254	$1,970	$478	$1,746	$1,317	$2,889	$174

During the fourth quarter of fiscal 2007, consistent with our strategy to leverage infrastructure and consolidate operations, we committed to plans to close two locations and consolidate their functions as well as other functions into existing locations. In addition, we recognized other charges of $1.1 million in connection with a fixed asset abandonment related to a software development project in process that was abandoned as a result of these restructuring plans. We recorded restructuring and other charges of $3.1 million in fiscal 2007 in connection with these plans. During fiscal 2008, we recorded $1.3 million in additional restructuring charges in connection with these plans. We completed the plans during our second quarter of fiscal 2008.

During the fourth quarter of fiscal 2005, we committed to plans to close one location and consolidate its functions and certain other functions into existing locations. These restructuring plans required associated management and staff reductions and required contract termination and related facility closure costs in connection with an operating lease at one location during fiscal 2006. We incurred $1.6 million in restructuring charges relating to one-time employee termination benefits during fiscal 2006. In addition, we incurred $0.3 million in restructuring charges relating to contract termination costs during fiscal 2006. As of May 31, 2007, we have paid all accrued restructuring charges under these plans.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

segments. Additionally, restructuring charges are not allocated to the individual segments and are separately presented below. Lastly, we do not evaluate performance or allocate resources using segment asset data. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the years ended May 31, 2008, 2007, and 2006:

	2008	2007	2006
	(in thousands)
Revenues:
Domestic direct	$687,065	$558,026	$481,273
Canada	267,249	224,570	208,126
Asia-Pacific	72,367	48,449	—
Central and Eastern Europe	59,778	51,224	47,114
Domestic indirect and other	44,150	46,873	51,987

Merchant services	1,130,609	929,142	788,500

Domestic	119,019	115,416	109,067
Europe	24,601	16,965	10,489

Money transfer	143,620	132,381	119,556

Consolidated revenues	$1,274,229	$1,061,523	$908,056

Operating income for segments:
Merchant services	$293,030	$259,670	$224,221
Money transfer	13,635	14,476	18,741
Corporate	(53,989)	(52,969)	(39,996)
Restructuring and other	(1,317)	(3,088)	(1,878)

Consolidated operating income	$251,359	$218,089	$201,088

Depreciation and amortization:
Merchant services	$38,384	$35,168	$34,697
Money transfer	5,192	4,687	5,171
Corporate	458	510	621

Consolidated depreciation and amortization	$44,034	$40,365	$40,489

We operate primarily in the United States, Canada, the Asia-Pacific region, and Europe. The table above includes a breakdown of consolidated revenues by geographic region for the years ended May 31, 2008, 2007, and 2006. Our results of operations and our financial condition are not significantly reliant upon any single customer.

The following is a breakdown of long-lived assets by geographic regions as of May 31, 2008 and 2007:

	2008	2007
	(in thousands)
United States	$427,895	$413,278
Canada	173,767	161,229
Asia-Pacific	74,234	69,957
Europe	136,409	98,281
Latin America	1,882	2,614

	$814,187	$745,359

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 12—RELATED PARTY TRANSACTIONS

In the course of settling money transfer transactions, we purchase foreign currency from Consultoria Internacional Casa de Cambio (“CISA”), a Mexican company partially owned by certain of our employees. As of March 31, 2008, Mr. Raúl Limón Cortes, a 10% shareholder of CISA, was no longer an employee, and we no longer considered CISA a related party. We purchased 6.1 billion Mexican pesos for $560.3 million during the ten months ended March 31, 2008 and 8.1 billion Mexican pesos for $736.0 million during fiscal 2007 from CISA. We believe these currency transactions were executed at prevailing market exchange rates.

Also from time to time, money transfer transactions are settled at destination facilities owned by CISA. We incurred related settlement expenses, included in cost of service in the accompanying consolidated statements of income of $0.5 million in the ten months ended March 31, 2008. In fiscal 2007 and 2006, we incurred related settlement expenses, included in cost of service in the accompanying consolidated statements of income of $0.7 and $0.6 million, respectively.

In the normal course of business, we periodically utilize the services of contractors to provide software development services. One of our employees, hired in April 2005, is also an employee, officer, and part owner of a firm that provides such services. The services provided by this firm primarily relate to software development in connection with our planned next generation front-end processing system in the United States. During fiscal 2008, we capitalized fees paid to this firm of $0.3 million. As of May 31, 2008 and 2007, capitalized amounts paid to this firm of $4.9 million and $4.6 million, respectively, were included in property and equipment in the accompanying consolidated balance sheets. In addition, we expensed amounts paid to this firm of $0.3 million, $0.1 million and $0.5 million in the years ended May 31, 2008, 2007 and 2006, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases

We conduct a major part of our operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for fiscal 2008, 2007 and 2006 was $30.4 million, $27.1 million, and $24.4 million, respectively.

Future minimum lease payments for all noncancelable leases at May 31, 2008 were as follows:

Operating Leases
2009	$22,883
2010	16,359
2011	11,746
2012	5,277
2013	3,365
Thereafter	7,816

Total future minimum lease payments	$67,446

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

During fiscal 2008, we determined that an accrued liability relating to a contingent operating tax item was no longer deemed to be probable. We made this determination as a result of consultation with outside legal counsel and further analysis of applicable legislation. As such, we released the related liability and recorded a $7.0 million reduction to sales, general and administrative expenses during fiscal 2008 in the accompanying statements of income. This reversal was a non-cash item and has been reflected as an adjustment to reconcile net income to net cash provided by operating activities in our statement of cash flows.

As of May 31, 2008 we did not have a liability for operating tax items. As of May 31, 2007, we had liabilities in the amount of $8.5 million for operating tax items. The amount of the liability is based on management’s best estimate given our history with similar matters and interpretations of current laws and regulations.

Credit Facilities

In November 2006, we entered into a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2008. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of both May 31, 2008 and May 31, 2007, we had no borrowings outstanding on our U.S. Credit Facility.

In November 2006, we entered into an amendment to our credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is a facility which consists of a line of credit of $25 million Canadian dollars, or $25.2 million United States dollars based on the May 31, 2008 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars during the peak holiday season and does not have a fixed term. The Canadian Credit Facility carries no termination date, but can be terminated by CIBC with advance notice. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2008. As of both May 31, 2008 and May 31, 2007, we had no borrowings outstanding on our Canadian Credit Facility.

In April 2008, we entered into a new unsecured revolving credit agreement with the National Bank of Canada, which we refer to as our NBC Credit Facility. The terms of this facility will be subject to annual review on March 31 of each year. The NBC Credit Facility is a facility which consists of a line of credit of $40 million Canadian, or $40.3 million United States dollars based on the May 31, 2008 exchange rate, and a line of credit of $5 million United States dollars. We are able to expand the size of the facility to $80 million Canadian on certain Canadian holidays. The NBC Credit Facility is subject to revision and renewal each March 31 and has a variable interest rate based on the National Bank of Canada prime rate. The NBC Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of May 31, 2008.

We will use the NBC Credit Facility to provide certain Canadian merchants with same day value for their United States and Canadian dollar MasterCard credit card transactions and debit card transactions. As of May 31, 2008 we had $0.1 million of borrowings outstanding on our NBC Credit Facility, based on the exchange rate in effect on that date.

During the fiscal year 2008, our Chinese subsidiary in the Asia-Pacific region entered into a revolving credit facility to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by the People’s Bank of China. This facility is subject to annual review up to and including June 30, 2008. As of May 31, 2008, this facility totaled $2.5 million, of which we had $0.6 million of borrowings outstanding, based on the exchange rate in effect on that date.

During the fiscal year 2008, our subsidiary in Macau in the Asia-Pacific region entered into a revolving overdraft facility which allows us to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This is denominated in Macau Pataca and has a variable interest rate based on the lending rate stipulated by The Hongkong and Shanghai Banking Corporation Limited, plus a margin. This facility is subject to review at any time and in any event by January 1, 2009, and subject to overriding right of withdrawal and repayment on demand. As of May 31, 2008, this facility totaled $3.8 million, of which we had $0.9 million of borrowings outstanding, based on the exchange rate in effect on that date.

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have also entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Number for Visa transactions and Interbank Card Association number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2008.

Redeemable Minority Interest

Global Payments Asia-Pacific Limited (“GPAP”) is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia may compel us to

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

purchase, at fair value, additional GPAP shares from HSBC Asia (the “Put Option”). HSBC Asia may exercise the Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the Put Option, HSBC Asia can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until July 2011, we estimate the maximum total redemption amount of the minority interest under the Put Option would be $87.4 million, as of May 31, 2008.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$72,827	$75,207	$44,522
Interest paid	6,339	6,686	3,858

NOTE 15—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended May 31, 2008 and 2007 are as follows:

	Quarter Ended
	August 31	November 30	February 29	May 31
	(in thousands, except per share data)
2008:
Revenues	$310,980	$308,776	$310,641	$343,832
Operating income	66,232	58,431	59,911	66,785
Net income	43,575	38,313	40,055	40,811
Basic earnings per share	0.54	0.48	0.51	0.51
Diluted earnings per share	0.53	0.48	0.50	0.50

	August 31	November 30	February 28	May 31
	(in thousands, except per share data)
2007:
Revenues	$260,308	$260,697	$260,418	$280,100
Operating income	63,527	52,303	51,193	51,066
Net income	41,509	34,002	34,296	33,178
Basic earnings per share	0.52	0.42	0.43	0.41
Diluted earnings per share	0.51	0.42	0.42	0.40

NOTE 16— SUBSEQUENT EVENTS

On June 17, 2008, we entered into a purchase agreement with HSBC Bank plc, or HSBC UK, to obtain an interest in a newly formed limited partnership that will provide payment processing services to merchants in the United Kingdom and Internet merchants globally. The new partnership will operate under the name HSBC Merchant Services.

On June 30, 2008, we completed the transaction and paid HSBC UK $439 million in cash to acquire a 51% majority ownership in the partnership. We will manage the day-to-day operations of the partnership, will control all major decisions and, accordingly, will consolidate the partnership’s financial results for accounting purposes effective with the closing date. HSBC UK retained ownership of the remaining 49% and contributed its existing

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

merchant acquiring business in the United Kingdom to the partnership. In addition, HSBC UK entered into a ten-year marketing alliance with the partnership in which HSBC UK will refer customers to the partnership for payment processing services in the United Kingdom. On June 23, 2008, we entered into a new five year, $200 million term loan to fund a portion of the acquisition. We funded the remaining purchase price with excess cash and our existing credit facilities.

The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of July 1, 2008, the interest rate on the term loan was 3.605%. The term loan calls for quarterly principal payments of $5 million beginning with the quarter ending August 31, 2008 and increasing to $10 million beginning with the quarter ending August 31, 2010 and $15 million beginning with the quarter ending August 31, 2011.

The partnership agreement includes provisions pursuant to which HSBC UK may compel us to purchase, at fair value, additional membership units from HSBC UK (the “Put Option”). HSBC UK may exercise the Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the Put Option, HSBC UK can require us to purchase, on an annual basis, up to 15% of the total membership units. Additionally, on the tenth anniversary of closing and each tenth anniversary thereafter, HSBC UK may compel us to purchase all of their membership units at fair value. While not redeemable until June 2013, we estimate the maximum total redemption amount of the minority interest under the Put Option would be $421.4 million, as of May 31, 2008.

The purpose of this acquisition was to establish a presence in the United Kingdom. The key factors that contributed to the decision to make this acquisition include historical and prospective financial statement analysis and HSBC UK’s market share and retail presence in the United Kingdom. The purchase price was determined by analyzing the historical and prospective financial statements and applying relevant purchase price multiples.

The purchase price totaled $441.1 million, consisting of $438.6 million cash consideration plus $2.5 million of direct out of pocket costs. The acquisition has been recorded using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the preliminary purchase price allocation:

Total
Goodwill	$294,741
Customer-related intangible assets	116,920
Contract-based intangible assets	13,437
Trademark	2,204
Property and equipment	26,955
Other current assets	100

Total assets acquired	454,357

Minority interest in equity of subsidiary (at historical cost)	(13,257)

Net assets acquired	$441,100

Due to the recent timing of the transaction, the allocation of the purchase price is preliminary.

All of the goodwill associated with the acquisition is expected to be deductible for tax purposes. The customer-related intangible assets have amortization periods of up to 13 years. The contract-based intangible assets have amortization periods of 7 years. The trademark has an amortization period of 5 years.

GLOBAL PAYMENTS INC.

SCHEDULE II

Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Balances	Uncollectible Accounts Write-Off	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts
May 31, 2006	$366	$751	—	$497	$620
May 31, 2007	620	731	—	900	451
May 31, 2008	451	1,396	—	1,358	489

Reserve for operating losses—Merchant card processing (1)
May 31, 2006	$3,633	$2,726	—	$3,298	$3,061
May 31, 2007	3,061	3,061	—	3,346	2,776
May 31, 2008	2,776	5,749	—	5,150	3,375

Reserve for sales allowances—Merchant card processing (1)
May 31, 2006	$569	$2,755	—	$3,066	$258
May 31, 2007	258	3,923	—	3,853	328
May 31, 2008	328	4,248	—	4,087	489

Reserve for operating losses—Check guarantee processing
May 31, 2006	$3,989	$17,895	—	$16,108	$5,776
May 31, 2007	5,776	18,160	—	18,797	5,139
May 31, 2008	5,139	23,906	—	22,980	6,065

(1)	Included in settlement processing obligations

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, concluded an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2008. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on our evaluation, as of May 31, 2008, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective.

There were no significant changes in our internal controls or in other factors that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of May 31, 2008, management believes that its internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors and our corporate governance contained under the headings “Certain Information Concerning the Nominees and Directors,” “Other Information About the Board and its Committees” and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be delivered in connection with our 2008 Annual Meeting of Shareholders to be held on September 26, 2008.

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

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Paul R. Garcia	56	Chairman of the Board of Directors, President and Chief Executive Officer	Chairman of the Board of Directors (since October 2002); President and Chief Executive Officer of Global Payments (since September 2000); Chief Executive Officer of NDC eCommerce (July 1999–January 2001); President and Chief Executive Officer of Productivity Point International (March 1997–September 1998); Group President of First Data Card Services (1995–1997); Chief Executive Officer of National Bancard Corporation (NaBANCO) (1989–1995).

James G. Kelly	46	Senior Executive Vice President and Chief Operating Officer	Senior Executive Vice President (since April 2004) and Chief Operating Officer (since October 2005) of Global Payments; Chief Financial Officer of Global Payments (February 2001-October 2005), Chief Financial Officer of NDC eCommerce (April 2000–January 2001); Managing Director, Alvarez & Marsal (March 1996–April 2000); Director, Alvarez & Marsal (1992–1996) and Associate, Alvarez & Marsal (1990–1992); and Manager, Ernst & Young’s mergers and acquisitions/audit groups (1989–1990).

Joseph C. Hyde	34	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer (since October 2005) of Global Payments; Senior Vice President of Finance of Global Payments (December 2001–October 2005); Vice President of Finance of Global Payments (February 2001-December 2001); Vice President of Finance of NDC eCommerce (June 2000–January 2001); Associate, Alvarez & Marsal (1998–2000); Analyst, The Blackstone Group (1996-1998).

Martin A. Picciano	42	Senior Vice President and Chief Accounting Officer	Senior Vice President of Accounting (since June 2004) and Chief Accounting Officer (since October 2005) of Global Payments; Vice President and Controller of Global Payments (February 2001-May 2004); Assistant Controller of National Data Corporation (September 1996-January 2001).

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Morgan M. Schuessler	38	Executive Vice President, Human Resources and Corporate Communications	Executive Vice President, Human Resources and Corporate Communications of Global Payments (since June 2007); Senior Vice President, Human Resources and Corporate Communications of Global Payments (June 2006–June 2007); Senior Vice President, Marketing and Corporate Communications of Global Payments (October 2005–June 2006); Vice President, Global Purchasing Solutions of American Express Company (February 2002–February 2005).

Suellyn P. Tornay	47	Executive Vice President and General Counsel	Executive Vice President (since June 2004) and General Counsel for Global Payments Inc. (since February 2001); Interim General Counsel for NDCHealth (1999–2001); Group General Counsel, eCommerce Division of NDCHealth (1996–1999); Senior Attorney, eCommerce Division of NDCHealth (1987–1995); Associate, Powell, Goldstein, Frazer, & Murphy (1985–1987).

Carl J. Williams	56	President—World-Wide Payment Processing	President–World-Wide Payment Processing of Global Payments (since March 2004); President and CEO of Baikal Group, LLC (March 2002–February 2004); President of Spherion Assessment Group, a business unit of Spherion Inc. (NYSE: SFN) (May 1996–February 2002); Chairman and CEO of HR Easy, Inc., (acquired by Spherion Inc.) (1996–1998); Executive Vice President–National Processing Corporation, President of the Merchant Services Division (1992–1996); President & CEO of JBS, Inc. (1981–1992) (acquired by National Processing Corporation).

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

ITEM 11— EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation contained under the headings “Other Information about the Board and its Committees,” “Compensation and Other Benefits” and “Report of the Compensation Committee” from our proxy statement to be delivered in connection with our 2008 Annual Meeting of Shareholders to be held on September 26, 2008.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings “Common Stock Ownership of Management” and “Common Stock Ownership by Certain Other Persons” from our proxy statement to be delivered in connection with our 2008 Annual Meeting of Shareholders to be held on September 26, 2008.

We have four compensation plans under which our equity securities are authorized for issuance. The Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan, Global Payments Inc. Amended and Restated 2005 Incentive Plan, the Non-Employee Director Stock Option Plan, and Employee Stock Purchase Plan have been approved by security holders. The information in the table below is as of May 31, 2008. For more information on these plans, see Note 9 to notes to consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	4,536,468	$27	7,178,782	(1)
Equity compensation plans not approved by security holders:	—	—	—

Total	4,536,468	$27	7,178,782	(1)

(1)	Also includes shares of common stock available for issuance other than upon the exercise of an option, warrant or right under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated, the Global Payments Inc. Amended and Restated 2005 Incentive Plan and an Amended and Restated 2000 Non-Employee Director Stock Option Plan.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates and the independence of our Board of Directors contained under the headings “Certain Relationships and Related Transactions” and “Other Information about the Board and its Committees—Director Independence” from our proxy statement to be delivered in connection with our 2008 Annual Meeting of Shareholders to be held on September 26, 2008.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading “Auditor Information” from our proxy statement to be delivered in connection with our 2008 Annual Meeting of Shareholders to be held on September 26, 2008.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.    Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8-Financial Statements and Supplementary Data” of this report:

(a) 2.    Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts	86

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

2.1	Distribution Agreement, Plan of Reorganization and Distribution dated January 31, 2001 by and between National Data Corporation and Global Payments Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement dated January 26, 2001 between Global Payments Inc. and SunTrust Bank, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2001, File No. 001-16111, and incorporated herein by reference.

4.2	Form of certificate representing Global Payments Inc. common stock as amended, filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.1	Agreement and Plan of Merger between Latin America Money Services, LLC, Global Payments Inc., GP Ventures (Texas), Inc., Advent International Corporation (as Shareholder Representative), the shareholders of Latin America Money Services, LLC, and certain Shareholders of DolEx Dollar Express, Inc. dated August 11, 2003, filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 12, 2003, File No. 001-16111 and incorporated herein by reference.

10.2	Asset Purchase Agreement with Canadian Imperial Bank of Commerce, as amended, filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.3	Form of Marketing Alliance Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.4*	Employment Agreement for Paul R. Garcia, as amended, filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.5*	Employment Agreement for James G. Kelly, filed as Exhibit 99.1 to the Registrant’s Form 8-K/A dated June 2, 2006, File No. 001-16111, and incorporated herein by reference.

10.6*	Employment Agreement for Joseph C. Hyde, filed as Exhibit 99.2 to the Registrant’s Form 8-K/A dated June 2, 2006, File No. 001-16111, and incorporated herein by reference.

10.7*	Employment Agreement for Carl J. Williams dated March 15, 2004, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111, and incorporated herein by reference.

10.8*	Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111, and incorporated herein by reference.

10.9*	Amended and Restated 2000 Long-Term Incentive Plan, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated May 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.10*	First Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated March 28, 2007, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.11*	Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.12*	Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007 filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.13*	Amended and Restated 2000 Employee Stock Purchase Plan filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.14*	Form of Global Payments Inc. Supplemental Executive Retirement Plan as amended, filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.15*	Second Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated March 28, 2007 filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.16	*	Form of Performance Unit Award (U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.17	*	Form of Performance Unit Award (Non-U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.18	*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.19	*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (Hong Kong employees) filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.20	*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (certain Asia-Pacific employees) filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.21	*	Form of Restricted Stock Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.22	*	Form of Stock-Settled Restricted Stock Unit Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.23		Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, dated November 19, 2004, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2004, File No. 001-16111 and incorporated herein by reference.

10.24		Amendment No. 1 dated November 18, 2005, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 18, 2005, File No. 001-16111 and incorporated herein by reference.

10.25		Amendment No. 2 dated November 16, 2006, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 17, 2006, File No. 001-16111 and incorporated herein by reference.

10.26		Credit Agreement dated as of November 16, 2006, among Global Payments Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 17, 2006, File No. 001-16111 and incorporated herein by reference.

10.27	**	Amendment No. 1 dated as of May 23, 2008, to the Credit Agreement dated as of November 16, 2006, among Global Payments Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and lenders named therein.

10.28	**	Asset Purchase Agreement with HSBC Bank plc dated June 17, 2008.

10.29	Term Loan Credit Agreement dated as of June 23, 2008, among Global Payments Inc., JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., Regions Bank and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Term Loan Credit Agreement dated as of June 23, 2008, File No. 001-16111 and incorporated herein by reference.

10.30**	Form of Marketing Alliance Agreement with HSBC Bank plc dated June 30, 2008.

14	Code of Ethics for Senior Financial Officers, filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111 and incorporated herein by reference.

18	Preferability Letter from Independent Registered Public Accounting Firm filed as Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q dated February 28, 2006, File No. 001-16111 and incorporated herein by reference.

21**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2**	Rule 13a-14(a)/15d-14(a) Certification of CFO

32**	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory management agreement
**	Filed with this report

(b)    Exhibits

See the “Index to Exhibits” on page 96.

(c)    Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2008.

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

Signature	Title	Date

/s/ PAUL R. GARCIA	Chairman of the Board	July 30, 2008
Paul R. Garcia

/s/ WILLIAM I JACOBS	Lead Director	July 30, 2008
William I Jacobs

/s/ EDWIN H. BURBA, JR.	Director	July 30, 2008
Edwin H. Burba, Jr.

/s/ ALEX W. (PETE) HART	Director	July 30, 2008
Alex W. (Pete) Hart

/s/ RAYMOND L. KILLIAN	Director	July 30, 2008
Raymond L. Killian

/s/ RUTH ANN MARSHALL	Director	July 30, 2008
Ruth Ann Marshall

/s/ ALAN M. SILBERSTEIN	Director	July 30, 2008
Alan M. Silberstein

/s/ MICHAEL W. TRAPP	Director	July 30, 2008
Michael W. Trapp

/s/ GERALD J. WILKINS	Director	July 30, 2008
Gerald J. Wilkins

GLOBAL PAYMENTS INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description
10.27	Amendment No. 1 dated May 23, 2008, to the Credit Agreement dated as of November 16, 2006, filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K dated May 31, 2008.

10.28	Asset Purchase Agreement with HSBC Bank plc dated June 17, 2008, filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated May 31, 2008.

10.30	Form of Marketing Alliance Agreement with HSBC Bank plc dated June 30, 2008, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated May 31, 2008.

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.