Form 10-Q
period 2008-08-31
GLOBAL PAYMENTS INC
filed 2008-10-08
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

The number of shares of the issuer’s common stock, no par value outstanding as of October 1, 2008 was 80,195,274.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended August 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended August 31,
	2008	2007
Revenues	$405,757	$310,980

Operating expenses:
Cost of service	144,177	116,309
Sales, general and administrative	168,483	127,436
Restructuring	—	1,003

	312,660	244,748

Operating income	93,097	66,232

Other income (expense):
Interest and other income	3,371	5,137
Interest and other expense	(2,404)	(1,873)

	967	3,264

Income before income taxes and minority interest	94,064	69,496
Provision for income taxes	(28,216)	(23,783)
Minority interest, net of tax benefit (provision) of $35 and $(88), respectively	(8,321)	(2,138)

Net income	$57,527	$43,575

Basic earnings per share	$0.72	$0.54

Diluted earnings per share	$0.71	$0.53

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 31, 2008	May 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$287,721	$456,060
Accounts receivable, net of allowances for doubtful accounts of $567 and $489, respectively	138,884	100,179
Claims receivable, net of allowances for losses of $5,919 and $6,065, respectively	1,852	1,354
Settlement processing assets	19,532	24,280
Inventory, net of obsolescence reserves of $833 and $1,028, respectively	6,576	3,821
Deferred income taxes	4,187	4,119
Prepaid expenses and other current assets	25,968	27,597

Total current assets	484,720	617,410

Property and equipment, net of accumulated depreciation of $151,009 and $145,971, respectively	153,533	141,415
Goodwill	762,493	497,136
Other intangible assets, net of accumulated amortization of $167,315 and $163,358, respectively	285,590	175,636
Other	13,422	14,310

Total assets	$1,699,758	$1,445,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$10,633	$1,527
Current portion of term loan	25,000	—
Payables to money transfer beneficiaries	13,904	9,276
Accounts payable and accrued liabilities	142,167	138,243
Settlement processing obligations	48,344	56,731
Income taxes payable	30,314	11,975

Total current liabilities	270,362	217,752

Term loan	175,000	—
Deferred income taxes	70,780	75,001
Other long-term liabilities	14,752	11,612

Total liabilities	530,894	304,365

Commitments and contingencies (See Note 12)

Minority interest in equity of subsidiaries (includes redeemable minority interests with a book value of $30,639 and an estimated maximum redemption amount of $517,025 as of August 31, 2008)	42,203	14,724

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 80,123,032 and 79,636,629 shares issued and outstanding at August 31, 2008 and May 31, 2008, respectively	—	—
Paid-in capital	387,918	380,741
Retained earnings	677,806	621,875
Accumulated other comprehensive income	60,937	124,202

Total shareholders’ equity	1,126,661	1,126,818

Total liabilities and shareholders’ equity	$1,699,758	$1,445,907

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended August 31,
	2008	2007
Cash flows from operating activities:
Net income	$57,527	$43,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,553	6,663
Amortization of acquired intangibles	7,243	3,566
Share-based compensation expense	3,291	3,147
Provision for operating losses and bad debts	5,614	5,926
Minority interest in earnings	8,357	2,050
Deferred income taxes	934	(1,089)
Other, net	(266)	(20)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(41,189)	(12,116)
Claims receivable	(5,445)	(6,265)
Settlement processing assets and obligations, net	(4,206)	(569)
Inventory	(2,500)	(589)
Prepaid expenses and other assets	2,502	(11,573)
Payables to money transfer beneficiaries	4,628	1,355
Accounts payable and accrued liabilities	3,392	(1,044)
Income taxes payable	18,339	5,122

Net cash provided by operating activities	67,774	38,139

Cash flows from investing activities:
Business and intangible asset acquisitions	(442,123)	(2,625)
Capital expenditures	(7,663)	(9,605)
Proceeds from sale of investment and contractual rights	5,737	—

Net cash used in investing activities	(444,049)	(12,230)

Cash flows from financing activities:
Net borrowings on lines of credit	9,106	133
Proceeds from term loan	200,000	—
Proceeds from stock issued under share-based compensation plans	2,910	2,321
Tax benefit from share-based compensation plans	976	2,831
Repurchase of common stock	—	(67,873)
Dividends paid	(1,596)	(1,622)
Contribution from minority interest holder	8,857	—
Distributions to minority interests, net	(2,469)	(2,372)

Net cash provided by (used in) financing activities	217,784	(66,582)

Effect of exchange rate changes on cash	(9,848)	2,345

Decrease in cash and cash equivalents	(168,339)	(38,328)
Cash and cash equivalents, beginning of period	456,060	308,872

Cash and cash equivalents, end of period	$287,721	$270,544

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company in January 2001. Including our time as part of our former parent company, we have provided transaction processing services since 1967.

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

We prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate and the information presented is not misleading. We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2008.

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

Revenue recognition—

North America and International Merchant Services Segments

Our two merchant services segments primarily include processing solutions for credit cards, debit cards, and check-related services. This revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card issuing banks. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, independent sales organizations, or ISOs, and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect” merchant services, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge other processing fees unrelated to the number of transactions or the transaction value.

Money Transfer Segment

Our money transfer segment primarily includes processing international money transfer transactions. Money transfer revenue is earned on fees charged to customers based on the nature and amount of the transaction performed on the customers’ behalf and is recognized at the time of funds transfer. We also earn money transfer revenue on the difference between the retail exchange rate quoted at the time when the money transfer transaction is requested and the wholesale exchange rate at the time when the currency is purchased. This revenue is recognized when the money transfer transaction is processed through the settlement system and the funds are available to the beneficiary, as this is the point in time when the amount of revenue is determinable.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants (“Merchant reserves”) that serve as collateral to minimize contingent liabilities associated with charges properly reversed by a cardholder. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card associations. As of August 31, 2008 and May 31, 2008, our cash and cash equivalents included $119.5 million and $131.6 million, respectively, related to Merchant reserves.

Settlement processing assets and obligations— In order to provide credit card transaction processing services, we must be designated as a certified processor by MasterCard and Visa, in addition to a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the Visa and MasterCard associations. A financial institution that is a member of the Visa and/or MasterCard card associations (the “Member”) must sponsor an electronic transaction payment processor such as Global Payments. We have four primary financial institution sponsors in the United States, Canada, the United Kingdom and the Asia-Pacific region with whom we have sponsorship or depository and processing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply. Certain of the member financial institutions of Visa and MasterCard are our competitors.

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

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the Member and card issuer to complete the link between merchants and card issuers.

For transactions processed on our systems, we use our network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants using country-specific payment networks such as the Federal Reserve’s Automated Clearing House system in the United States or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In our United States portfolio and in most of our Canadian portfolio, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card associations. For certain of our Canadian and Asia-Pacific merchant accounts, the Member funds the merchants before the Member receives the net settlement funds from the card associations, creating a net settlement asset at the Member. In the United Kingdom and the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. The Member will continue to provide these operations and services until the integration efforts are completed. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada.

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

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), and (iv) Merchant reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members, (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. As of August 31, 2008 and May 31, 2008, our settlement processing assets primarily related to our processing for direct merchants in Canada, while our settlement processing obligations primarily related to our processing for direct merchants in the United States and Asia-Pacific. Our reserve for operating losses and reserve for sales allowance relate to our “direct” merchant services business model. A summary of these amounts as of August 31, 2008 and May 31, 2008 is as follows:

	August 31, 2008	May 31, 2008
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$58,661	$60,734
Liability to Members, net	(21,160)	(19,122)
Exception items	891	717
Merchant reserves	(18,860)	(18,049)

Total	$19,532	$24,280

Settlement processing obligations:
Interchange reimbursement	$120,855	$123,757
Liability to Members, net	(73,438)	(69,823)
Exception items	8,474	6,722
Merchant reserves	(100,667)	(113,523)
Fair value of guarantees of customer chargebacks	(3,087)	(3,375)
Reserves for sales allowances	(481)	(489)

Total	$(48,344)	$(56,731)

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

As of August 31, 2008 and May 31, 2008, $3.1 million and $3.4 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended August 31, 2008 and 2007, we recorded expenses for such items in the amounts of $0.4 million and $0.7 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of August 31, 2008 and May 31, 2008, we had a check guarantee loss reserve of $5.9 million and $6.1 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended August 31, 2008 and 2007, we recorded expenses of $4.9 million and $5.1 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

For all periods through November 30, 2006, the straight-line method of amortization was employed for all customer-related intangible assets. On December 1, 2006, we adopted the accelerated method of amortization described below which is applied over the respective periods of expected cash flows for our then significant customer-related intangible assets. These particular assets reflected 90% of the carrying value of our total customer-related intangible assets as of November 30, 2006. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. During fiscal 2008 and the three months ended August 31, 2008, we did not adjust the amortization schedules.

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We adopted this method prospectively for our existing significant customer-related intangible assets described above and intend to apply this method to future acquisitions of customer-related intangible assets. The use of this amortization method prior to December 1, 2006 would have resulted in amortization expense that is not materially different from the amount recognized under the straight-line method used by us during the same periods. Lastly, we will continue to use the straight-line method of amortization for the certain customer-related intangible assets that reflected 10% of the carrying value of our total such assets as of November 30, 2006. For these assets, the amortization expense using a straight-line method historically resulted in, and is expected to continue to result in, amortization expense that is not materially different from the amount that would be recognized under the accelerated method of amortization described above. We continue to use the straight-line method of amortization for our contract-based intangibles and amortizable trademarks.

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at August 31, 2008 and May 31, 2008.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Our effective tax rates, reflected as the provision for income taxes divided by income before income tax, including the effect of minority interest, were 32.9% and 35.4% for the three months ended August 31, 2008 and 2007, respectively.

Fair value of financial instruments— We consider that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate fair value given the short-term nature of these items. Our term loan includes variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leveraged position; therefore, the carrying amount approximates fair value.

Foreign currencies— We have significant operations in subsidiaries in Canada, the Czech Republic, the United Kingdom and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three months ended August 31, 2008, we recorded transaction gains of $0.5 million. For the three months ended August 31, 2007, we recorded transaction losses of $0.1 million.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended August 31, 2008 and 2007 excludes incremental shares of 0.2 million and 0.7 million, respectively, related to stock options. These shares were excluded since they have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2008 and 2007:

	Three Months Ended August 31,
	2008	2007
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$57,527	$43,575
Basic weighted average shares outstanding	79,462	80,501
Earnings per share	$0.72	$0.54

Diluted EPS:
Net income available to common shareholders	$57,527	$43,575
Basic weighted average shares outstanding	79,462	80,501
Plus: dilutive effect of stock options and restricted stock awards	1,644	1,406

Diluted weighted average shares outstanding	81,106	81,907

Earnings per share	$0.71	$0.53

New accounting pronouncements— In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (Revised) Business Combinations (“FAS 141R”). This statement establishes principles and requirements for how we recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this standard establishes principles and requirements for how we recognize and measure the goodwill acquired in the business combination or gain from a bargain purchase, and how we determine what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. FAS 141R will become effective for us for business combinations in which the acquisition date is on or after June 1, 2009.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). This statement applies to the accounting for noncontrolling interests (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 will become effective for us on June 1, 2009. As further described in Note 12, we have minority interests that include redemption provisions that are not solely within our control, commonly referred to as redeemable minority interests. At the March 12, 2008 meeting of the FASB Emerging Issues Task Force (“EITF”), certain revisions occurred to EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”). These revisions clarified that Topic D-98 applies to redeemable minority interests and requires that its provisions be applied no later than the effective date of FAS 160. While we are still evaluating the impact on our consolidated financial statements of FAS 160, we have determined that, upon adoption of this standard and in conjunction with the provisions of Topic D-98, an adjustment for the then fair value of redeemable minority interests will be required. This adjustment will ultimately increase the carrying value of redeemable minority interests to the redemption value with a corresponding charge to equity. Under Topic D-98, we will have a choice of either accreting redeemable minority interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. We are currently evaluating the recognition and measurement provisions of Topic D-98, and we have not yet concluded which measurement method we will apply.

NOTE 2—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

On June 30 2008, we acquired a 51% majority ownership interest in HSBC Merchant Services LLP. We paid HSBC UK $439 million for our interest. We manage the day-to-day operations of the partnership, control all major decisions and, accordingly, consolidate the partnership’s financial results for accounting purposes effective with the closing date. HSBC UK retained ownership of the remaining 49% and contributed its existing merchant acquiring business in the United Kingdom to the partnership. In addition, HSBC UK entered into a ten-year marketing alliance with the partnership in which HSBC UK will refer customers to the partnership for payment processing services in the United Kingdom. On June 23, 2008, we entered into a new five year, $200 million term loan to fund a portion of the acquisition. We funded the remaining purchase price with excess cash and our existing credit facilities. See Note 4 for a more detailed discussion of the term loan. The partnership agreement includes provisions pursuant to which HSBC UK may compel us to purchase, at fair value, additional membership units from HSBC UK (the “UK Put Option”). See Note 12 for a more detailed discussion of the UK Put Option.

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

The purchase price totaled $441.5 million, consisting of $438.6 million cash consideration plus $2.9 million of direct out of pocket costs. The acquisition has been recorded using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the preliminary purchase price allocation (in thousands):

Total
Goodwill	$303,015
Customer-related intangible assets	117,064
Contract-based intangible assets	13,462
Trademark	2,209
Property and equipment	18,640
Other current assets	111

Total assets acquired	454,501

Minority interest in equity of subsidiary (at historical cost)	(13,014)

Net assets acquired	$441,487

All of the goodwill associated with the acquisition is expected to be deductible for tax purposes. The customer-related intangible assets have amortization periods of 13 years. The contract-based intangible assets have amortization periods of 7 years. The trademark has an amortization period of 5 years.

The following pro forma information shows the results of our operations for the three months ended August 31, 2008 and 2007 as if the acquisition had occurred on June 1, 2007. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results expected due to the integration of the acquired business.

	Three Months Ended August 31,
	2008	2007
Pro forma total revenues	$426,702	$371,433
Pro forma net income for the period	$58,791	$46,624

Weighted average number of common shares outstanding, basic	79,462	80,501
Weighted average number of common shares outstanding, diluted	81,106	81,907

Pro forma net income per share, basic	$0.74	$0.58
Pro forma net income per share, diluted	$0.72	$0.57

During fiscal 2008, we acquired a portfolio of merchants that process Discover transactions and the rights to process Discover transactions for our existing and new merchants. The purchase of the portfolio was structured to occur in tranches. During the three months ended August 31, 2008, additional tranches were purchased for $1.2 million. Goodwill and intangible assets associated with these acquisitions were $0.7 million and $0.6 million, respectively. As a result of this acquisition, we now process Discover transactions similarly to how we currently process Visa and MasterCard transactions. The purpose of this acquisition was to offer merchants a single point of contact for Discover, Visa and MasterCard card processing. The operating results of the acquired portfolio have been included in our unaudited consolidated financial statements from the dates of acquisition. The customer-related intangible assets have amortization periods of 10 years. These business acquisitions were not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to these acquisitions.

In connection with these Discover related purchases, we have sold the contractual rights to future commissions on Discover transactions to certain of our ISOs. Contractual rights sold totaled $7.6 million during the year ended May 31, 2008 and $1.0 million during the quarter ended August 31, 2008. Such sale proceeds are generally collected in installments over periods ranging from three to six months. During the quarter ended August 31, 2008, we collected $2.9 million of such proceeds, which are included in the Proceeds from sale of investment and contractual rights line item of our unaudited consolidated statement of cash flows. We do not recognize gains on these sales of contractual rights at the time of sale. Proceeds are deferred and recognized as a reduction of the related commission expense. During the quarter ended August 31, 2008, we recognized $0.2 million of such deferred sales proceeds.

NOTE 3—GOODWILL

The changes to the goodwill balance during the three months ended August 31, 2008 are as follows (in thousands):

Goodwill balance as of May 31, 2008	$497,136
Goodwill acquired	303,676
Effect of foreign currency translation on goodwill carrying value	(38,319)

Goodwill balance as of August 31, 2008	$762,493

NOTE 4—LONG-TERM DEBT AND CREDIT FACILITIES

On June 23, 2008, we entered into a new five year, $200 million term loan agreement with a syndicate of banks in the United States. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of August 31, 2008, the interest rate on the term loan was 3.595%. As of September 30, 2008, the interest rate on the term loan was 5.11%. This increase compared to August 31, 2008 was due to increases in the London Interbank Offered Rate. The term loan calls for quarterly principal payments of $5 million beginning with the quarter ended August 31, 2008 and increasing to $10 million beginning with the quarter ending August 31, 2010 and $15 million beginning with the quarter ending August 31, 2011. As of August 31, 2008, the outstanding balance of the term loan was $200 million. We made the initial $5 million principal payment on September 2, 2008 due to a holiday in the United States.

We have a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2008. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of August 31, 2008, we had $5.3 million of borrowings outstanding on our U.S. Credit Facility. As of May 31, 2008, we had no borrowings outstanding on our U.S. Credit Facility.

We have a credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is a facility which consists of a line of credit of $25 million Canadian dollars, or $24 million United States dollars based on the August 31, 2008 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars during the peak holiday season and does not have a fixed term. The Canadian Credit Facility carries no termination date, but can be terminated by CIBC with advance notice. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2008. As of both August 31, 2008 and May 31, 2008, we had no borrowings outstanding on our Canadian Credit Facility.

In April 2008, we entered into a new unsecured revolving credit agreement with the National Bank of Canada, which we refer to as our NBC Credit Facility. The terms of this facility will be subject to annual review on March 31 of each year. The NBC Credit Facility is a facility which consists of a line of credit of $40 million Canadian, or $38 million United States dollars based on the August 31, 2008 exchange rate, and a line of credit of $5 million United States dollars. We are able to expand the size of the facility to $80 million Canadian on certain Canadian holidays. The NBC Credit Facility is subject to revision and renewal each March 31 and has a variable interest rate based on the National Bank of Canada prime rate. The NBC Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2008.

We will use the NBC Credit Facility to provide certain Canadian merchants with same day value for their United States and Canadian dollar MasterCard credit card transactions and debit card transactions. As of August 31, 2008, we had $3.2 million of borrowings outstanding on our NBC Credit Facility, based on the exchange rate in effect on that date. As of May 31, 2008, we had $0.1 million of borrowings outstanding, based on the exchange rate in effect on that date.

During the fiscal year 2008, our Chinese subsidiary in the Asia-Pacific region entered into a revolving credit facility to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by the People’s Bank of China. This facility is subject to annual review up to and including June 30, 2009. As of August 31, 2008, this facility totaled $2.6 million, of which we had $1.0 million of borrowings outstanding, based on the exchange rate in effect on that date. As of May 31, 2008, we had $0.6 million of borrowings outstanding, based on the exchange rate in effect on that date.

During the fiscal year 2008, our subsidiary in Macau in the Asia-Pacific region entered into a revolving overdraft facility which allows us to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This is denominated in Macau Pataca and has a variable interest rate based on the lending rate stipulated by The Hongkong and Shanghai Banking Corporation Limited, plus a margin. This facility is subject to review at any time and in any event by January 1, 2009, and subject to overriding right of withdrawal and repayment on demand. As of August 31, 2008, this facility totaled $3.8 million, of which we had $1.1 million of borrowings outstanding, based on the exchange rate in effect on that date. As of May 31, 2008, we had $0.9 million of borrowings outstanding, based on the exchange rate in effect on that date.

NOTE 5—INCOME TAX

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

We recognize accrued interest related to unrecognized income tax benefits in interest expense and accrued penalty expense related to unrecognized tax benefits in sales, general and administrative expenses. During the three months ended August 31, 2008, the amount of accrued interest and penalty expense related to the unrecognized income tax benefits was insignificant.

We anticipate the total amount of unrecognized income tax benefits will decrease by $1.1 million net of interest and penalties from our foreign operations within the next nine months as a result of the expiration of the statute of limitations.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations for years ended May 31, 2003 and prior. We are currently under audit by the Internal Revenue Service of the United States for the years ended May 31, 2004 to 2005. We expect that the examination phase of this audit will conclude during fiscal 2009.

NOTE 6—SHAREHOLDERS’ EQUITY

On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2.3 million shares of our common stock during fiscal 2008 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. We did not repurchase shares of our common stock during the first quarter of fiscal 2009. As of August 31, 2008, we had $13.0 million remaining under our current share repurchase authorization.

NOTE 7—SHARE-BASED AWARDS AND OPTIONS

As of August 31, 2008, we have four share-based employee compensation plans. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant. There was no share-based compensation capitalized during the three months ended August 31, 2008 and 2007.

We have certain stock plans under which incentive stock options, non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of August 31, 2008 are 4.5 million for the 2005 Plan and 0.5 million for the Director Plan.

The total share-based compensation cost that has been charged against income for these plans aggregated $3.3 million and $3.1 million for the three months ended August 31, 2008 and 2007, respectively, for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income was $1.1 million for both the three months ended August 31, 2008 and 2007.

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

The following table summarizes all outstanding options as of August 31, 2008 and the changes during the three months ended August 31, 2008.

	Three Months Ended August 31, 2008
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
2000 Plan
Outstanding at May 31	2,228	$18
Granted	—	—
Cancelled	(3)	22
Exercised	(85)	20

Outstanding at August 31	2,140	$18	$65.1

2005 Plan
Outstanding at May 31	2,013	$37
Granted	184	44
Cancelled	(32)	38
Exercised	(68)	32

Outstanding at August 31	2,097	$37	$22.5

Director Plan
Outstanding at May 31	295	$25
Granted	—	—
Cancelled	—	—
Exercised	—	—

Outstanding at August 31	295	$25	$6.8

Total stock options outstanding as of August 31, 2008 have a weighted average exercise price of $27, a weighted average remaining contractual life of 6 years and an aggregate intrinsic value of $94.4 million. As of August 31, 2008, stock options exercisable total 3.5 million and have a weighted average exercise price of $24, a weighted average remaining contractual life of 5 years and an aggregate intrinsic value of $84.9 million. The aggregate intrinsic value of stock options exercised during the three months ended August 31, 2008 and 2007 was $3.3 million and $6.6 million, respectively. As of August 31, 2008, we had $9.1 million of total unrecognized compensation cost related to unvested options, which we expect to recognize over a weighted average period of 1.3 years.

The weighted average grant-date fair values of each option granted during both the three months ended August 31, 2008 and 2007 was $13. The fair value of each option granted during the three months ended August 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	Three Months Ended August 31,
	2008	2007
2005 Plan
Risk-free interest rates	3.24%	4.53%
Expected volatility	28.17%	31.70%
Dividend yields	0.19%	0.19%
Expected lives	5 years	5 years

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

The following table summarizes the changes in non-vested restricted stock awards for the three months ended August 31, 2008:

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)
Non-vested at May 31	518	$39
Granted	402	44
Vested	(149)	39
Forfeited	(9)	39

Non-vested at August 31	762	$42

The total fair value of shares vested during the three months ended August 31, 2008 was $5.9 million. During the three months ended August 31, 2007, the weighted average grant-date fair value of shares vested was $29 and the total fair value of shares vested during these three months was $3.4 million.

We recognized compensation expenses for restricted stock of $1.7 million and $0.9 million in the three months ended August 31, 2008 and 2007, respectively. As of August 31, 2008, there was $30.4 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 3.3 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25 thousand or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of August 31, 2008, 0.7 million shares had been issued under this plan, with 1.7 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during the three months ended August 31, 2008 and 2007 was $7 and $5, respectively.

NOTE 8—COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended August 31,
	2008	2007
	(in thousands)
Net income	$57,527	$43,575
Foreign currency translation, net of tax of $(4,886) and $(301), respectively	(63,265)	5,568

Total comprehensive income	$(5,738)	$49,143

NOTE 9—RESTRUCTURING

During the fourth quarter of fiscal 2007, consistent with our strategy to leverage infrastructure and consolidate operations, we committed to plans to close two locations and consolidate their functions as well as other functions into existing locations. We completed these plans as of November 30, 2007 and do not expect to incur additional restructuring charges in fiscal 2009 related to these restructuring plans.

The following schedule details the rollforward of the restructuring liability from May 31, 2007 to August 31, 2008:

	Liability Balance as of May 31, 2007	Costs Accrued During Fiscal 2008	Costs Paid During Fiscal 2008	Liability Balance as of May 31, 2008	Costs Accrued During First Quarter 2009	Costs Paid During First Quarter 2009	Liability Balance as of August 31, 2008
	(in thousands)
One-time employee termination benefits	$1,746	$1,317	$2,889	$174	$—	$55	$119

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the three months ended August 31, 2008 and 2007 are as follows:

	Three Months Ended August 31,
	2008	2007
	(in thousands)
Income taxes paid, net of refunds	$7,577	$18,605
Interest paid	2,941	1,723

NOTE 11—SEGMENT INFORMATION

General information

During the three months ended August 31, 2008, we began assessing our operating performance using a new segment structure. We made this change as a result of our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP in the United Kingdom, in addition to anticipated future international expansion. Beginning with the quarter ended August 31, 2008, the reportable segments are defined as North America Merchant Services, International Merchant Services, and Money Transfer. The following tables reflect these changes, and the reportable segments for the three months ended August 31, 2007 have been restated to be consistent with this presentation.

The merchant services segments primarily offer processing solutions for credit cards, debit cards, and check-related services. We have two basic business models to market our merchant services offerings. One model, referred to as “direct”, features a salaried and commissioned sales force, ISOs, and independent sales representatives, all of whom sell our services directly to merchants. Our other model, referred to as “indirect”, provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis that in turn resell our products and services to merchants. The money transfer segment offers money transfer services to consumers, primarily from the United States and Europe to Latin America, Morocco, the Philippines, Romania, Poland and other destinations.

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three months ended August 31, 2008 and 2007:

	Three Months Ended August 31,
	2008	2007
	(in thousands)
Revenues:
United States	$200,696	$179,450
Canada	85,944	66,677

North America merchant services	286,640	246,127

Europe	61,602	13,775
Asia-Pacific	20,718	16,064

International merchant services	82,320	29,839

United States	29,380	29,581
Europe	7,417	5,433

Money transfer	36,797	35,014

Consolidated revenues	$405,757	$310,980

Operating income for segments:
North America merchant services	$83,069	$70,970
International merchant services	20,402	5,136
Money transfer	4,478	3,722
Corporate	(14,852)	(12,593)
Restructuring	—	(1,003)

Consolidated operating income	$93,097	$66,232

Depreciation and amortization:
North America merchant services	$6,251	$6,459
International merchant services	9,230	2,496
Money transfer	1,205	1,153
Corporate	110	121

Consolidated depreciation and amortization	$16,796	$10,229

We operate primarily in the United States, Canada, Europe, and the Asia-Pacific region. The table above includes a breakdown of consolidated revenues by geographic region for the three months ended August 31, 2008 and 2007. Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 12—COMMITMENTS AND CONTINGENCIES

We have a redeemable minority interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia may compel us to purchase, at fair value, additional GPAP shares from HSBC Asia (the “AP Put Option”). HSBC Asia may exercise the AP Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the AP Put Option, HSBC Asia can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until July 2011, we estimate the maximum total redemption amount of the minority interest under the AP Put Option would be $95.6 million, as of August 31, 2008.

Under the HSBC Merchant Services LLP partnership agreement, HSBC UK may compel us to purchase, at fair value, additional membership units (the “UK Put Option”). HSBC UK may exercise the UK Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the UK Put Option, HSBC UK can require us to purchase, on an annual basis, up to 15% of the total membership units. Additionally, on the tenth anniversary of closing and each tenth anniversary thereafter, HSBC UK may compel us to purchase all of their membership units at fair value. While not redeemable until June 2013, we estimate the maximum total redemption amount of the minority interest under the UK Put Option would be $421.4 million, as of August 31, 2008.

During the three months ended August 31, 2008, we sold a 20% interest in Global Payments Credit Services (“GPCS”), a leading credit information company in Russia, to Equifax Decision Systems, BV (“Equifax”) for $3.0 million in cash (the “GPCS sale”). Prior to the GPCS sale, we owned 50% of GPCS, and we consolidated results of GPCS for financial reporting purposes. Subsequent to the GPCS sale, we own 30% of GPCS, and we account for our interest in GPCS under the equity method. Under the terms of a new shareholders’ agreement, we and the other shareholders are required to make periodic capital contributions to GPCS through 2010. Our minimum required capital contributions total $2.3 million, and we may be required to contribute up to $3.9 million. Due to these required capital contributions, we have deferred the recognition of a $2.8 million pre-tax gain on the GPCS sale. We anticipate that we will recognize this gain once we have fulfilled our capital contribution requirements. The deferred gain has been reflected as a reduction of our investment in GPCS. As a result, our investment in GPCS, net of the deferred gain of $2.8 million, is included in Other long-term liabilities on our unaudited consolidated balance sheet as of August 31, 2008. Net proceeds of $2.8 million from the GPCS sale are included in the Proceeds from sale of investments and contractual rights line item of our unaudited consolidated statement of cash flows.

NOTE 13—SUBSEQUENT EVENTS

On September 4, 2008, GPAP acquired Global Payments Asia-Pacific Philippines Incorporated, a newly formed company into which HSBC contributed its merchant acquiring business in the Philippines. GPAP’s total purchase price was $20 million, our share of which was $11.2 million. In contemplation of the acquisition, HSBC made a capital contribution to GPAP of $8.8 million during August 2008. This capital contribution is reflected in cash, with a corresponding amount in minority interest in equity of subsidiaries, in our unaudited consolidated balance sheet as of August 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

General

We are a leading payment processing and consumer money transfer company. As a high-volume processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction or money transfer can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company in January 2001. Including our time as part of our former parent company, we have provided transaction processing services since 1967.

We market our products and services throughout the United States, Canada, Europe and the Asia-Pacific region. We operate in three business segments, North America merchant services, International merchant services and money transfer, and we offer various products through these segments. Our two merchant services segments target customers in many vertical industries including financial institutions, government, professional services, restaurants, universities, utilities, gaming, retail and health care. Our money transfer segment primarily targets immigrants in the United States and Europe. See Note 11 in the notes to unaudited consolidated financial statements for additional segment information.

Our offerings in our merchant services segments provide merchants, independent sales organizations, or ISOs, and financial institutions with credit and debit card transaction processing, as well as check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct,” features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect,” provides the same basic products and services as our direct model, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. Both our North America and International merchant services segments utilize a combination of the direct and indirect models.

Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Our money transfer segment provides money transfer services. A majority of the revenue derived from our money transfer offering consists of our electronic money transfer services marketed under our DolEx brand to the population of first and second generation Latin Americans living in the United States. This consumer segment enables customers to transfer money to family and friends living in Latin America. Our Europhil brand has money transfer origination locations in Europe and settlement locations in Morocco, the Philippines, Romania, Poland and other new destinations.

Our products and services are marketed through a variety of distinct sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions.

Executive Overview

On June 17, 2008, we entered into a purchase agreement with HSBC Bank plc, or HSBC UK, to obtain an interest in a newly formed limited partnership that provides payment processing services to merchants in the United Kingdom and Internet merchants globally. The new partnership operates under the name HSBC Merchant Services. On June 30, 2008, we completed the transaction and paid HSBC UK $439 million in cash to acquire a 51% majority ownership in the partnership. We manage the day-to-day operations of the partnership, control all major decisions and, accordingly, consolidate the partnership’s financial results for accounting purposes effective with the closing date. HSBC UK retained ownership of the remaining 49% and contributed its existing merchant acquiring business in the United Kingdom to the partnership. In addition, HSBC UK entered into a ten-year marketing alliance with the partnership in which HSBC UK will refer customers to the partnership for payment processing services in the United Kingdom. On June 23, 2008, we entered into a new five year, $200 million term loan to fund a portion of the acquisition. We funded the remaining purchase price with excess cash and our existing credit facilities.

Revenues increased 30% to $405.8 million in the three months ended August 31, 2008 compared to the prior year’s comparable period. This revenue growth was primarily due to growth in our North America merchant services segment in addition to our acquisition of 51% of HSBC Merchant Services LLP in our International merchant services segment. Consolidated operating income increased 41% to $93.1 million for the three months ended August 31, 2008, which resulted in an operating margin of 22.9% for the three months ended August 31, 2008. Net income increased 32% to $57.5 million in the three months ended August 31, 2008 compared to the prior year’s comparable period, resulting in a 34% increase in diluted earnings per share to $0.71 in the three months ended August 31, 2008 compared to the prior year’s comparable period.

North America merchant services segment revenue increased 16% to $286.6 million in the three months ended August 31, 2008. North America merchant services segment operating income increased 17% to $83.1 million in the three months ended August 31, 2008, with operating margins of 29.0% and 28.8% for the three months ended August 31, 2008 and 2007, respectively.

International merchant services segment revenue increased 176% to $82.3 million in the three months ended August 31, 2008. International merchant services segment operating income increased 297% to $20.4 million in the three months ended August 31, 2008, with operating margins of 24.8% and 17.2% for the three months ended August 31, 2008 and 2007, respectively.

Money transfer segment revenue increased 5% to $36.8 million in the three months ended August 31, 2008. Money transfer segment operating income increased 20% to $4.5 million in the three months ended August 31, 2008, with operating margins of 12.2% and 10.6% for the three months ended August 31, 2008 and 2007, respectively.

Results of Operations

The following table shows key selected financial data for the three months ended August 31, 2008 and 2007, this data as a percentage of total revenue, and the changes between three months ended August 31, 2008 and 2007, in dollars and as a percentage of the prior year’s comparable period.

	August 31, 2008	% of Revenue(1)	August 31, 2007	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$200,696	49%	$179,450	58%	$21,246	12%
Canada	85,944	21	66,677	21	19,267	29

North America merchant services	286,640	71	246,127	79	40,513	16

Europe	61,602	15	13,775	4	47,827	347
Asia-Pacific	20,718	5	16,064	5	4,654	29

International merchant services	82,320	20	29,839	10	52,481	176

United States	29,380	7	29,581	10	(201)	(1)
Europe	7,417	2	5,433	2	1,984	37

Money transfer	36,797	9	35,014	11	1,783	5

Total revenues	$405,757	100%	$310,980	100%	$94,777	30%

Consolidated operating expenses:
Cost of service	$144,177	35.5%	$116,309	37.4%	$27,868	24%
Sales, general and administrative	168,483	41.5	127,436	41.0	41,047	32
Restructuring	—	—	1,003	0.3	(1,003)	(100)

Operating income	$93,097	22.9%	$66,232	21.3%	$26,865	41%

Operating income for segments:
North America merchant services	$83,069		$70,970		$12,099	17%
International merchant services	20,402		5,136		15,266	297
Money transfer	4,478		3,722		756	20
Corporate	(14,852)		(12,593)		(2,259)	(18)
Restructuring	—		(1,003)		1,003	(100)

Operating income	$93,097		$66,232		$26,865	41%

Operating margin for segments:
North America merchant services	29.0%		28.8%		0.2%
International merchant services	24.8%		17.2%		7.6%
Money transfer segment	12.2%		10.6%		1.6%

(1)	Percentage amounts may not sum to the total due to rounding.

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

In the three months ended August 31, 2008, revenues increased 30% to $405.8 million compared to the prior year’s comparable period. We attribute this revenue growth primarily to growth in our North America merchant services segment in addition to our acquisition of 51% of HSBC Merchant Services LLP in our International merchant services segment. In addition, due to strengthened foreign currencies compared to the United States dollar, our revenue was favorably impacted by $8.6 million during the three months ended August 31, 2008 compared to the same period in the prior year. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable growth through acquisitions, pursue enhanced products and services for our customers, and leverage our existing business model. We expect our fiscal 2009 consolidated revenues to range from $1,640 million to $1,680 million, reflecting growth of 29% to 32% over fiscal 2008. This range includes the partial year impact of our June 30, 2008 acquisition of HSBC Merchant Services LLP in the United Kingdom.

North America Merchant Services Segment

In the three months ended August 31, 2008, revenue from our North America merchant services segment increased 16% to $286.6 million compared to the prior year’s comparable period.

We have continued to grow our United States channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For the three months ended August 31, 2008, our United States direct credit and debit card processed transactions grew 20% and our total United States revenue grew 12% compared to the prior year period. In the three months ended August 31, 2008 compared to the prior year’s comparable period, our United States direct credit card average dollar value of transaction, or average ticket, decreased in the mid single digit percentage range. We believe this decline was partially due to lower consumer spending as a result of a weakened economy. In addition, this decline was also partially due to a shift toward smaller merchants added through our ISOs. Smaller merchants tend to have lower average tickets than larger merchants. Aside from the impact of changes in our average ticket, the remaining difference between our transaction growth and revenue growth is due to our service fees, equipment fees, check-related services, and our domestic indirect revenue. The total of this revenue grew at a lesser rate than our United States direct credit and debit card transaction growth.

For the three months ended August 31, 2008, our Canadian revenue grew 29% compared to the prior year period. This growth was primarily due to favorable pricing trends, a favorable Canadian currency exchange rate, and transaction growth.

International Merchant Services Segment

For the three months ended August 31, 2008, our International merchant services revenue increased 176% to $82.3 million compared to the prior year period. This growth was primarily due to growth in Europe of 347% to $61.6 million compared to the prior year period. Our Europe revenue increase was primarily due to our acquisition of 51% of HSBC Merchant Services LLP, in addition to a favorable foreign currency impact in the Czech Republic. Our Asia-Pacific merchant services revenue for the three months ended August 31, 2008 increased 29% to $20.7 million compared to the prior year period. This growth was due to enhancing our sales force, industry expansion and strategic pricing initiatives.

Money Transfer Segment

In the three months ended August 31, 2008, revenue from our money transfer segment increased 5% to $36.8 million compared to the prior year’s comparable period. Our United States money transfer channel relates to all revenue originating from the money transfer branches that we operate in the United States, which may include money transfers to destinations both inside and outside of the United States. For the three months ended August 31, 2008, our domestic money transfer channel transactions decreased 10% and revenue decreased 1%, compared to the prior year’s comparable period.

The decrease in transactions was driven primarily by the decrease in our United States branch footprint to 780 domestic branches as of August 31, 2008, compared to 898 branch locations as of August 31, 2007. On a sequential basis, our domestic branch footprint as of August 31, 2008 decreased by 13 locations compared to our domestic branch footprint as of May 31, 2008. This decrease in domestic branches was the result of the closure of underperforming locations, partially offset by new branch openings. The difference between our transaction growth in the United States and revenue growth was primarily due to higher pricing. We believe that an extended downturn in the United States housing market and a decrease in overall economic growth have negatively affected our United States money transfer channel. We have a significant amount of goodwill and other indefinite-lived intangible assets associated with this business. Although we believe that these unfavorable trends are temporary, if they either worsen or continue for longer than we expect, or if any future adverse trends arise in the operating performance of this business, the carrying amount of these intangible assets may be impacted.

Our European money transfer channel relates to all revenue generated from the money transfer branches that we operate in Europe, which may include money transfers to destinations both inside and outside of Europe. In Europe, we increased our branch footprint to 90 locations as of August 31, 2008, compared to 71 locations as of August 31, 2007, primarily through our acquisition of LFS Spain in May 2008. For fiscal 2008, our European money transfer revenue grew 37%, primarily due to acquired branch locations, which resulted in transaction growth of 9%. The vast majority of our revenue in this channel is generated in Spain. Similar to the United States, Spain has experienced a downturn in its housing market and a decrease in economic growth, which has negatively affected this channel.

Consolidated Operating Expenses

Cost of service consists primarily of the following costs: operational-related personnel, including those who monitor our transaction processing systems and settlement; assessment fees paid to card associations; transaction processing systems, including third-party services such as the costs of settlement channels for money transfer services; transition services paid to HSBC in the Asia-Pacific market and the United Kingdom; network telecommunications capability, depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses.

Cost of service increased 24% to $144.2 million for the three months ended August 31, 2008 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 35.5% of revenue for the three months ended August 31, 2008 from 37.4% for the prior year’s comparable period.

In the three months ended August 31, 2008, the decline in cost of service as a percentage of revenue is related to our revenue growth and the related economies of scale benefits. The growth in cost of service expenses is primarily due to the acquisition of 51% of HSBC Merchant Services LLP and increases in variable processing expenses associated with our revenue growth.

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

Sales, general and administrative expenses increased 32% to $168.5 million in the three months ended August 31, 2008 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 41.5% for the three months ended August 31, 2008 compared to 41.0% in the prior year’s comparable period.

The increase in sales, general and administrative expenses is primarily due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. The ISO commission model differs from our other sales channels where the commissions are primarily paid for on a twelve-month period. The increase in sales, general and administrative expenses was also due to the acquisition of 51% of HSBC Merchant Services LLP, as well as investments in sales force and infrastructure in the Asia-Pacific region.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment increased 17% to $83.1 million for the three months ended August 31, 2008 compared to the prior year’s comparable period. The operating margin was 29.0% and 28.8% for the three months ended August 31, 2008 and 2007, respectively. This growth in operating income was primarily due to the North America merchant services revenue growth and the related economies of scale benefits.

International Merchant Services Segment

Operating income in the International merchant services segment increased 297% to $20.4 million for the three months ended August 31, 2008 compared to the prior year’s comparable period. The operating margin was 24.8% and 17.2% for the three months ended August 31, 2008 and 2007, respectively. This growth in operating income was primarily due to the impact of our new limited partnership with HSBC UK.

Money Transfer Segment

Operating income in the money transfer segment increased 20% to $4.5 million for the three months ended August 31, 2008 compared to the prior year’s comparable period. This increase resulted in an operating margin of 12.2% for the three months ended August 31, 2008, compared to 10.6% in the prior year’s comparable period. These results were primarily due to stabilized pricing, the closure of underperforming branch locations, and economies of scale benefits resulting from our fixed cost model.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, Board of Directors’ fees, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation. Our corporate costs increased 18% to $14.9 million for the three months ended August 31, 2008 compared to the prior year’s comparable period.

Restructuring Charges

During the fourth quarter of fiscal 2007, we committed to plans to close two locations and consolidate their functions into existing locations, which is consistent with our strategy to leverage infrastructure and consolidate operations. These restructuring plans required staff reduction and facility closure costs and were completed during our second quarter of fiscal 2008. We recorded restructuring charges of $1.0 million during the three months ended August 31, 2007. We do not expect to incur additional restructuring charges in fiscal 2009 related to these restructuring plans.

Consolidated Operating Income

Consolidated operating income increased 41% to $93.1 million for the three months ended August 31, 2008 compared to the prior year’s comparable period. This change resulted in an operating margin of 22.9% for the three months ended August 31, 2008 compared to 21.3% in the prior year’s comparable period.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other income, net decreased to $1.0 million for the three months ended August 31, 2008 compared to $3.3 million in the prior year’s comparable period. This decrease was largely due to higher interest expense related to our $200 million term loan used to finance a portion of our HSBC UK acquisition in June 2008, in addition to lower interest income as a result of lower investment rates.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income before income tax, including the effect of minority interest, were 32.9% and 35.4% for the three months ended August 31, 2008 and 2007, respectively. This decrease is primarily due to tax planning initiatives and the impact of our recent HSBC UK acquisition. The United Kingdom has a lower statutory income tax rate than our consolidated effective tax rate.

Minority Interest, Net of Tax

Minority interest, net of tax increased to $8.3 million from $2.1 million in the three months ended August 31, 2008 and 2007, respectively. The increase was primarily related to our recent HSBC UK acquisition.

Net Income and Diluted Earnings Per Share

Net income increased 32% to $57.5 million in the three months ended August 31, 2008 compared to the prior year’s comparable period. This growth resulted in a 34% increase in diluted earnings per share to $0.71 in the three months ended August 31, 2008 compared to the prior year’s comparable period. Due to strengthened foreign currencies compared to the United States dollar, our diluted earnings per share was favorably impacted by $0.03 during the three months ended August 31, 2008 compared to the same period in the prior year. We expect diluted earnings per share to range from $2.37 to $2.45 for fiscal 2009.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At August 31, 2008, we had cash and cash equivalents totaling $287.7 million. As of August 31, 2008, our cash and cash equivalents included $119.5 million related to Merchant reserves. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card associations. See Cash and cash equivalents under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash provided by operating activities increased $29.6 million to $67.8 million in the three months ended August 31, 2008 from the prior year’s comparable period. The increase in cash flow from operating activities was due to the increases in net income of $14.0 million, non-cash adjustments to reconcile net income to net cash provided by operating activities of $14.5 million, and cash provided by changes in working capital of $1.2 million.

The change in non-cash adjustments was primarily due to an increase in minority interest in earnings of $6.3 million, amortization of acquired intangible assets of $3.7 million, and depreciation and amortization of property and equipment of $2.9 million.

The working capital change was primarily due to the change in prepaid expenses and other assets of $14.1 million, the change in income taxes payable of $13.2 million, the change in accounts payable and accrued liabilities of $4.4 million, and the change in payables to money transfer beneficiaries of $3.3 million, partially offset by the change in accounts receivable of $29.1 million, the change in net settlement processing assets and obligations of $3.6 million, and the change in inventory of $1.9 million.

The change in prepaid expenses and other assets was due primarily to the timing and amounts of pre-payments and foreign currency receivables. The change in income taxes payable was attributed to the timing and amount of estimated tax payments. The change in accounts payable and accrued liabilities was due to timing differences related to payments versus accruals, primarily ISO commissions, year-end bonus accruals, employee benefit payments, obligations to purchase foreign currencies, and third party processing charges. The change in payables to money transfer beneficiaries is attributed to timing differences which fluctuate with the volume and value of our money transfer transactions. The change in accounts receivable is primarily due to the timing and growth of our revenue and foreign exchange rate variances on our accounts receivable balances. The impact of our HSBC UK acquisition was a primary driver of this accounts receivable change. The change in net settlement processing assets and obligations relates to timing differences, processed volume changes and exchange rate fluctuations. In addition, the change is associated with the addition of certain Asia-Pacific jurisdictions that have been converted to our back-end processing systems. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details. The change in inventory was due to our inventory level fluctuations based on our business needs.

Net cash used in investing activities increased $431.8 million to $444.0 million in the three months ended August 31, 2008 from the prior year’s comparable period, primarily due to our $441.5 million investment in a partnership with HSBC UK.

Capital expenditures decreased $1.9 million in the three months ended August 31, 2008 to $7.7 million from the prior year’s comparable period. These expenditures primarily relate to software and infrastructure, including our next generation technology processing platform, in addition to merchant terminal spending. The decline in capital expenditures compared to the prior year primarily relates to spending on our operating center consolidation plan during the three months ended August 31, 2007.

In the three months ended August 31, 2008, we generated $217.8 million in cash provided by financing activities compared to $66.6 million cash used in financing activities in the prior year’s comparable period. The increase in cash provided by financing activities was primarily due to $9.1 million of borrowings on our lines of credit and our new five-year, $200 million term loan agreement. See Long-term debt and credit facilities under Note 4 in the notes to the unaudited consolidated financial statements for a more detailed discussion on our borrowing activities. In addition, this increase was due to $67.8 million in share repurchases of our common stock during the three months ended August 31, 2007, whereas we did not repurchase any common stock during the comparable 2008 quarter.

On September 9, 2008, we announced that we have agreed to acquire all of the outstanding stock of ZAO United Card Service, a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from ZAO United Investments for $120 million in cash. We intend to use our existing cash and U.S. line of credit (as needed) to complete the acquisition. The transaction is subject to regulatory and noteholders’ approval and customary closing conditions. On September 4, 2008, Global Payments Asia-Pacific acquired Global Payments Asia-Pacific Philippines Incorporated, a newly formed company into which HSBC contributed its merchant acquiring business in the Philippines. Global Payments Asia-Pacific Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC owns the remaining 44%. GPAP’s total purchase price was $20 million, our share of which was $11.2 million.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our current cash flow strategy is to pay off debt, to make planned capital investments in our business, to pursue acquisitions that meet our growth strategies, to pay dividends and repurchase our shares at the discretion of our Board of Directors, to collateralize our Merchant reserves, and to invest excess cash in investments that we believe are of high-quality and are marketable in the short term.

Redeemable Minority Interest

We have a redeemable minority interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia may compel us to purchase, at fair value, additional GPAP shares from HSBC Asia (the “AP Put Option”). HSBC Asia may exercise the AP Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the AP Put Option, HSBC Asia can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until July 2011, we estimate the maximum total redemption amount of the minority interest under the AP Put Option would be $95.6 million as of August 31, 2008.

Under the HSBC Merchant Services LLP partnership agreement, HSBC UK may compel us to purchase, at fair value, additional membership units (the “UK Put Option”). HSBC UK may exercise the UK Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the UK Put Option, HSBC UK can require us to purchase, on an annual basis, up to 15% of the total membership units. Additionally, on the tenth anniversary of closing and each tenth anniversary thereafter, HSBC UK may compel us to purchase all of their membership units at fair value. While not redeemable until June 2013, we estimate the maximum total redemption amount of the minority interest under the UK Put Option would be $421.4 million as of August 31, 2008.

Long-Term Debt and Credit Facilities

On June 23, 2008, we entered into a new five year, $200 million term loan agreement with a syndicate of banks in the United States. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of August 31, 2008, the interest rate on the term loan was 3.595%. As of September 30, 2008, the interest rate on the term loan was 5.11%. This increase compared to August 31, 2008 was due to increases in the London Interbank Offered Rate. The term loan calls for quarterly principal payments of $5 million beginning with the quarter ended August 31, 2008 and increasing to $10 million beginning with the quarter ending August 31, 2010 and $15 million beginning with the quarter ending August 31, 2011. As of August 31, 2008, the outstanding balance of the term loan was $200 million. We made the initial $5 million principal payment on September 2, 2008 due to a holiday in the United States.

We have a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The credit agreement contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2008. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position.

In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of August 31, 2008, we had $5.3 million of borrowings outstanding on our U.S. Credit Facility. As of May 31, 2008, we had no borrowings outstanding on our U.S. Credit Facility.

We have a credit facility, which we refer to as our Canadian Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canadian Credit Facility is a facility which consists of a line of credit of $25 million Canadian dollars, or $24 million United States dollars based on the August 31, 2008 exchange rate. In addition, the Canadian Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars during the peak holiday season and does not have a fixed term. The Canadian Credit Facility carries no termination date, but can be terminated by CIBC with advance notice. The Canadian Credit Facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

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

Our obligations under the Canadian Credit Facility are secured by a first priority security interest in the members’ accounts receivable from Visa Canada/International and Interac Associates for our transactions processed through the CIBC Visa BIN and Interac debit network, the bank accounts in which the settlement funds are deposited, and by guarantees from certain of our subsidiaries. These guarantees are subordinate to any guarantees granted by such subsidiaries under our U.S. Credit Facility. The Canadian Credit Facility also contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2008. As of both August 31, 2008 and May 31, 2008, we had no borrowings outstanding on our Canadian Credit Facility.

In April 2008, we entered into a new unsecured revolving credit agreement with the National Bank of Canada, which we refer to as our NBC Credit Facility. The terms of this facility will be subject to annual review on March 31 of each year. The NBC Credit Facility is a facility which consists of a line of credit of $40 million Canadian, or $38 million United States dollars based on the August 31, 2008 exchange rate, and a line of credit of $5 million United States dollars. We are able to expand the size of the facility to $80 million Canadian on certain Canadian holidays. The NBC Credit Facility is subject to revision and renewal each March 31 and has a variable interest rate based on the National Bank of Canada prime rate. The NBC Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature. We complied with these covenants as of August 31, 2008.

We will use the NBC Credit Facility to provide certain Canadian merchants with same day value for their United States and Canadian dollar MasterCard credit card transactions and debit card transactions. As of August 31, 2008, we had $3.2 million of borrowings outstanding on our NBC Credit Facility, based on the exchange rate in effect on that date. As of May 31, 2008, we had $0.1 million of borrowings outstanding, based on the exchange rate in effect on that date.

During the fiscal year 2008, our Chinese subsidiary in the Asia-Pacific region entered into a revolving credit facility to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by the People’s Bank of China. This facility is subject to annual review up to and including June 30, 2009. As of August 31, 2008, this facility totaled $2.6 million, of which we had $1.0 million of borrowings outstanding, based on the exchange rate in effect on that date. As of May 31, 2008, we had $0.6 million of borrowings outstanding, based on the exchange rate in effect on that date.

During the fiscal year 2008, our subsidiary in Macau in the Asia-Pacific region entered into a revolving overdraft facility which allows us to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This is denominated in Macau Pataca and has a variable interest rate based on the lending rate stipulated by The Hongkong and Shanghai Banking Corporation Limited, plus a margin. This facility is subject to review at any time and in any event by January 1, 2009, and subject to overriding right of withdrawal and repayment on demand. As of August 31, 2008, this facility totaled $3.8 million, of which we had $1.1 million of borrowings outstanding, based on the exchange rate in effect on that date. As of May 31, 2008, we had $0.9 million of borrowings outstanding, based on the exchange rate in effect on that date.

Global Payments Credit Services (“GPCS”) Sale

During the three months ended August 31, 2008, we sold a 20% interest in GPCS, a leading credit information company in Russia, to Equifax Decision Systems, BV (“Equifax”) for $3.0 million in cash (the “GPCS sale”). Prior to the GPCS sale, we owned 50% of GPCS, and we consolidated results of GPCS for financial reporting purposes. Subsequent to the GPCS sale, we own 30% of GPCS, and we account for our interest in GPCS under the equity method. Under the terms of a new shareholders’ agreement, we and the other shareholders are required to make periodic capital contributions to GPCS through 2010. Our minimum required capital contributions total $2.3 million, and we may be required to contribute up to $3.9 million. Due to these required capital contributions, we have deferred the recognition of a $2.8 million pre-tax gain on the GPCS sale. We anticipate that we will recognize this gain once we have fulfilled our capital contribution requirements. The deferred gain has been reflected as a reduction of our investment in GPCS. As a result, our investment in GPCS, net of the deferred gain of $2.8 million, is included in Other Long-term Liabilities on our unaudited consolidated balance sheet as of August 31, 2008. Net proceeds of $2.8 million from the GPCS sale are included in the Proceeds from sale of investments and contractual rights line item of our unaudited consolidated statement of cash flows.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended August 31, 2008, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2008. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2008 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 for information on some of the matters which could adversely affect our business and results of operations.

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

We are exposed to market risk related to changes in interest rates on our cash investments and debt. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Interest rates on our lines of credit are based on market rates and fluctuate accordingly. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and believe the market risk arising from investment instruments and debt to be minimal. Our long-term debt has the option of variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leveraged position.

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Canadian dollars, British Pound Sterling, Euros and the various currencies of the Asia-Pacific region, Central and Eastern Europe, and Central and South America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the three months ended August 31, 2008, foreign currency exposures increased our revenues by $8.6 million over the comparable period in the prior year. For the three months ended August 31, 2008, foreign currency exposures increased our diluted earnings per share by $0.03 over the comparable period in the prior year.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 contains additional information regarding our exposure to market risk.

Item 4.	Controls and Procedures

As of August 31, 2008, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2008, our disclosure controls and procedures were effective.

During the first quarter of fiscal 2009, we completed the purchase of a fifty-one percent ownership interest in the merchant acquiring business of HSBC Bank plc, or HSBC UK. This business provides card payment processing services to merchants in the United Kingdom and Internet merchants globally. We intend to integrate the payment processing operations and related support services into our own operations. HSBC UK will continue to provide these operations and services to the business under a transition services agreement until the integration efforts are completed. We are currently evaluating the conversion effort and a timetable for completion has not been established at this time. Until we can integrate the business’ financial reporting function into our own, we will rely on HSBC UK to provide certain financial data for the business for purposes of preparing our consolidated financial statements. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC UK’s internal controls and procedures.

There have been no significant changes during the first quarter of fiscal 2009 to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the first quarter of fiscal 2009, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
June 1, 2008 – June 30, 2008	—	$—	—	$12,980,136
July 1, 2008 – July 31, 2008	—	—	—	$12,980,136
August 1, 2008 – August 31, 2008	—	—	—	$12,980,136

Total	—	$—	—

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

Global Payments Inc.
(Registrant)

Date: October 8, 2008	/s/ Joseph C. Hyde
Joseph C. Hyde
Chief Financial Officer

Date: October 8, 2008	/s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer