Form 10-Q
period 2008-11-30
GLOBAL PAYMENTS INC
filed 2009-01-08
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

The number of shares of the issuer’s common stock, no par value outstanding as of January 5, 2009 was 80,324,180.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended November 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended November 30,
	2008	2007
Revenues	$401,063	$308,776

Operating expenses:
Cost of service	154,311	116,513
Sales, general and administrative	163,987	133,518
Restructuring	—	314

	318,298	250,345

Operating income	82,765	58,431

Other income (expense):
Interest and other income	2,002	4,739
Interest and other expense	(2,016)	(1,268)

	(14)	3,471

Income before income taxes and minority interest	82,751	61,902
Provision for income taxes	(22,505)	(21,023)
Minority interest, net of tax (provision) benefit of $(710) and $524, respectively	(11,339)	(2,566)

Net income	$48,907	$38,313

Basic earnings per share	$0.61	$0.48

Diluted earnings per share	$0.60	$0.48

Dividends per share	$0.02	$0.02

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Six Months Ended November 30,
	2008	2007
Revenues	$806,820	$619,756

Operating expenses:
Cost of service	298,488	232,822
Sales, general and administrative	332,470	260,954
Restructuring	—	1,317

	630,958	495,093

Operating income	175,862	124,663

Other income (expense):
Interest and other income	5,373	9,876
Interest and other expense	(4,420)	(3,141)

	953	6,735

Income before income taxes and minority interest	176,815	131,398
Provision for income taxes	(50,721)	(44,806)
Minority interest, net of tax (provision) benefit of $(675) and $436, respectively	(19,660)	(4,704)

Net income	$106,434	$81,888

Basic earnings per share	$1.34	$1.03

Diluted earnings per share	$1.31	$1.01

Dividends per share	$0.04	$0.04

See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 30, 2008	May 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$356,234	$456,060
Accounts receivable, net of allowances for doubtful accounts of $649 and $489, respectively	109,739	100,179
Claims receivable, net of allowances for losses of $5,114 and $6,065, respectively	1,537	1,354
Settlement processing assets	5,179	24,280
Inventory, net of obsolescence reserves of $676 and $1,028, respectively	5,310	3,821
Deferred income taxes	4,261	4,119
Prepaid expenses and other current assets	24,726	27,597

Total current assets	506,986	617,410

Property and equipment, net of accumulated depreciation of $149,107 and $145,971, respectively	145,664	141,415
Goodwill	696,246	497,136
Other intangible assets, net of accumulated amortization of $167,815 and $163,358, respectively	251,999	175,636
Other	12,535	14,310

Total assets	$1,613,430	$1,445,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$6,574	$1,527
Current portion of term loan	25,000	—
Payables to money transfer beneficiaries	12,244	9,276
Accounts payable and accrued liabilities	138,401	138,243
Settlement processing obligations	76,702	56,731
Income taxes payable	13,671	11,975

Total current liabilities	272,592	217,752

Term loan	170,000	—
Deferred income taxes	57,086	75,001
Other long-term liabilities	12,001	11,612

Total liabilities	511,679	304,365

Commitments and contingencies (See Note 12)

Minority interest in equity of subsidiaries (includes redeemable minority interests with a book value of $24,104 and an estimated maximum redemption amount of $517,287 as of November 30, 2008)	35,210	14,724

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 80,293,663 and 79,636,629 shares issued and outstanding at November 30, 2008 and May 31, 2008, respectively	—	—
Paid-in capital	396,064	380,741
Retained earnings	725,099	621,875
Accumulated other comprehensive (loss) income	(54,622)	124,202

Total shareholders’ equity	1,066,541	1,126,818

Total liabilities and shareholders’ equity	$1,613,430	$1,445,907

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2008	2007
Cash flows from operating activities:
Net income	$106,434	$81,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	19,446	13,712
Amortization of acquired intangibles	15,654	7,266
Share-based compensation expense	7,154	6,592
Provision for operating losses and bad debts	11,814	14,444
Minority interest in earnings	18,985	5,139
Deferred income taxes	467	(1,287)
Other, net	349	156
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(13,210)	(7,604)
Claims receivable	(9,872)	(12,863)
Settlement processing assets and obligations, net	36,994	51,818
Inventory	(1,184)	(2,836)
Prepaid expenses and other assets	4,263	(8,209)
Payables to money transfer beneficiaries	2,968	204
Accounts payable and accrued liabilities	(1,461)	(3,001)
Income taxes payable	1,696	3,958

Net cash provided by operating activities	200,497	149,377

Cash flows from investing activities:
Business and intangible asset acquisitions	(454,265)	(11,551)
Capital expenditures	(17,396)	(22,914)
Proceeds from sale of investment and contractual rights	6,956	—

Net cash used in investing activities	(464,705)	(34,465)

Cash flows from financing activities:
Net borrowings on lines of credit	5,047	679
Proceeds from term loan	200,000	—
Principal payments under term loan	(5,000)	—
Proceeds from stock issued under share-based compensation plans	6,420	13,251
Tax benefit from share-based compensation plans	1,749	7,039
Repurchase of common stock	—	(87,020)
Dividends paid	(3,210)	(3,193)
Contribution from minority interest holder	358	—
Distributions to minority interests	(11,718)	(4,876)

Net cash provided by (used in) financing activities	193,646	(74,120)

Effect of exchange rate changes on cash	(29,264)	13,733

(Decrease) increase in cash and cash equivalents	(99,826)	54,525
Cash and cash equivalents, beginning of period	456,060	308,872

Cash and cash equivalents, end of period	$356,234	$363,397

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun-off from our former parent company in January 2001. Including our time as part of our former parent company, we have provided transaction processing services since 1967.

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

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants (“Merchant reserves”) that serve as collateral to minimize contingent liabilities associated with charges properly reversed by a cardholder. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of November 30, 2008 and May 31, 2008, our cash and cash equivalents included $126.7 million and $131.6 million, respectively, related to Merchant reserves.

Settlement processing assets and obligations— In order to provide credit card transaction processing services, we must be designated as a certified processor by MasterCard and Visa, in addition to a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the Visa and MasterCard networks. A financial institution that is a member of the Visa and/or MasterCard card networks (the “Member”) must sponsor an electronic transaction payment processor such as Global Payments. We have four primary financial institution sponsors in the United States, Canada, the United Kingdom and the Asia-Pacific region with whom we have sponsorship or depository and processing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply. Certain of the member financial institutions of Visa and MasterCard are our competitors.

We also provide credit card transaction processing for Discover Financial Services or Discover Card (“Discover”) and are designated as an acquirer by Discover. This designation provides us with a direct relationship between us and Discover, and therefore a Member sponsorship is not required. Our agreement with Discover allows us to route and clear transactions directly through Discover’s network. Otherwise, we process Discover transactions similar to how we process MasterCard and Visa transactions. Discover publishes acquirer operating regulations, with which we must comply. We use our Members to assist in funding merchants for Discover transactions.

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the Member and card issuer to complete the link between merchants and card issuers.

For transactions processed on our systems, we use our network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants using country-specific payment networks such as the Federal Reserve’s Automated Clearing House system in the United States or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In our United States portfolio and in most of our Canadian portfolio, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card networks. For certain of our Canadian and Asia-Pacific merchant accounts, the Member funds the merchants before the Member receives the net settlement funds from the card networks, creating a net settlement asset at the Member. In the United Kingdom and certain markets in the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. The Member will continue to provide these operations and services until the integration to our platforms are completed. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada.

Timing differences, interchange expenses, Merchant reserves and exception items cause differences between the amount the Member receives from the card networks and the amount funded to the merchants. The standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we follow a net settlement process whereby, if the incoming amount from the card networks precedes the Member’s funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in a joint deposit account or in an account at the Member bank, and record a corresponding liability. Conversely, if the Member’s funding obligation to the merchant precedes the incoming amount from the card networks, the amount of the Member’s net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member assesses a funding cost, which is included in interest and other expense on the accompanying unaudited consolidated statements of income. Each participant in the transaction process receives compensation for its services.

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members (“liability to Members”), (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), and (iv) Merchant reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) liability to the Members, (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. As of November 30, 2008 and May 31, 2008, our settlement processing assets primarily related to our processing for direct merchants in Canada, while our settlement processing obligations primarily related to our processing for direct merchants in the United States and Asia-Pacific. Our reserve for operating losses and reserve for sales allowance relate to our “direct” merchant services business model. A summary of these amounts as of November 30, 2008 and May 31, 2008 is as follows:

	November 30, 2008	May 31, 2008
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$47,174	$60,734
Liability to Members, net	(21,432)	(19,122)
Exception items	1,073	717
Merchant reserves	(21,636)	(18,049)

Total	$5,179	$24,280

Settlement processing obligations:
Interchange reimbursement	$103,380	$123,757
Liability to Members, net	(83,437)	(69,823)
Exception items	12,589	6,722
Merchant reserves	(105,085)	(113,523)
Fair value of guarantees of customer chargebacks	(3,803)	(3,375)
Reserves for sales allowances	(346)	(489)

Total	$(76,702)	$(56,731)

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

As of November 30, 2008 and May 31, 2008, $3.8 million and $3.4 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended November 30, 2008 and 2007, we recorded expenses for such items in the amounts of $1.3 million and $2.4 million, respectively. For the six months ended November 30, 2008 and 2007, we recorded expenses for such items in the amounts of $1.8 million and $3.1 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of November 30, 2008 and May 31, 2008, we had a check guarantee loss reserve of $5.1 million and $6.1 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended November 30, 2008 and 2007, we recorded expenses of $4.7 million and $5.9 million, respectively. For the six months ended November 30, 2008 and 2007, we recorded expenses of $9.7 million and $11.0 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Amortization for our customer-related intangible assets is calculated using the accelerated method. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business.

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. During the three months ended November 30, 2008, we determined that the customer relationship intangibles and non-compete agreements related to our subsidiary in Sarajevo, Bosnia-Herzegovina were impaired. Using the income approach on a discounted cash flow basis to determine fair value, we recorded an impairment charge of $1.7 million for such amortizable intangibles. This charge was included in cost of service in the accompanying unaudited consolidated statements of income. In our opinion, the carrying values of our other long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at November 30, 2008 and May 31, 2008.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Our effective tax rates, reflected as the provision for income taxes divided by income before income tax, including the effect of minority interest, were 32.2% and 34.9% for the three months ended November 30, 2008 and 2007, respectively. Our effective tax rates were 32.6% and 35.1% for the six months ended November 30, 2008 and 2007, respectively.

Fair value of financial instruments— We consider that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate fair value given the short-term nature of these items. Our term loan includes variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position; therefore, the carrying amount approximates fair value.

Foreign currencies— We have significant operations in subsidiaries in Canada, the United Kingdom, the Czech Republic and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three and six months ended November 30, 2008 and 2007, our transaction gains and losses were insignificant.

The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income. Income statement items are translated at the average rates prevailing during the period. Foreign currency exchange rate fluctuations affected our revenues and earnings per share as further described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.

Earnings per share— Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for both the three months ended November 30, 2008 and 2007 excludes incremental shares of 0.6 million related to stock options. The diluted share base for both the six months ended November 30, 2008 and 2007 excludes incremental shares of 0.4 million and 0.6 million, respectively, related to stock options. These shares were excluded since they have an anti-dilutive effect because their option exercise prices are greater than the average market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended November 30, 2008 and 2007:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$48,907	$38,313	$106,434	$81,888

Basic weighted average shares outstanding	79,735	79,027	79,598	79,767

Earnings per share	$0.61	$0.48	$1.34	$1.03

Diluted EPS:
Net income available to common shareholders	$48,907	$38,313	$106,434	$81,888

Basic weighted average shares outstanding	79,735	79,027	79,598	79,767
Plus: dilutive effect of stock options and restricted stock awards	1,397	1,479	1,520	1,442

Diluted weighted average shares outstanding	81,132	80,506	81,118	81,209

Earnings per share	$0.60	$0.48	$1.31	$1.01

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

NOTE 2—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

Since June 2007 we have completed the following acquisitions which have been recorded using the purchase method of accounting. The purchase price of each acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The operating results of these acquisitions have been included in our unaudited consolidated financial statements from the date of acquisition.

Global Payments Asia-Pacific Philippines Incorporated

On September 4, 2008, Global Payments Asia-Pacific, Limited (“GPAP”), the entity through which we conduct our merchant acquiring business in the Asia-Pacific region, acquired Global Payments Asia-Pacific Philippines Incorporated (“GPAP Philippines”), a newly formed company into which HSBC Asia contributed its merchant acquiring business in the Philippines. We own 56% of GPAP and HSBC Asia owns the remaining 44%. We effectively purchased our share of GPAP Philippines for $10.9 million. The purpose of this acquisition was to expand our presence in the Asia-Pacific market. This business acquisition was not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

The following table summarizes the preliminary purchase price allocation (in thousands):

Total
Goodwill	$6,273
Customer-related intangible assets	3,248
Contract-based intangible assets	952
Trademark	224
Property and equipment	300

Total assets acquired	10,997
Minority interest in equity of subsidiary (at historical cost)	(132)

Net assets acquired	$10,865

The customer-related intangible assets have amortization periods of 12 years. The contract-based intangible assets have amortization periods of 8 years. The trademark has an amortization period of 6 years.

HSBC Merchant Services LLP

On June 30, 2008, we acquired a 51% majority ownership interest in HSBC Merchant Services LLP. We paid HSBC UK $438.6 million for our interest. We manage the day-to-day operations of the partnership, control all major decisions and, accordingly, consolidate the partnership’s financial results for accounting purposes effective with the closing date. HSBC UK retained ownership of the remaining 49% and contributed its existing merchant acquiring business in the United Kingdom to the partnership. In addition, HSBC UK entered into a ten-year marketing alliance with the partnership in which HSBC UK will refer customers to the partnership for payment processing services in the United Kingdom. We funded the acquisition using a combination of excess cash and proceeds of a term loan. The partnership agreement includes provisions pursuant to which HSBC UK may compel us to purchase, at fair value, additional membership units from HSBC UK (the “UK Put Option”). See Note 12 for a more detailed discussion of the UK Put Option.

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

The purchase price totaled $441.6 million, consisting of $438.6 million cash consideration plus $3.0 million of direct out of pocket costs. The following table summarizes the preliminary purchase price allocation (in thousands):

Total
Goodwill	$299,337
Customer-related intangible assets	117,063
Contract-based intangible assets	13,462
Trademark	2,209
Property and equipment	22,466
Other current assets	112

Total assets acquired	454,649
Minority interest in equity of subsidiary (at historical cost)	(13,014)

Net assets acquired	$441,635

All of the goodwill associated with the acquisition is expected to be deductible for tax purposes. The customer-related intangible assets have amortization periods of 13 years. The contract-based intangible assets have amortization periods of 7 years. The trademark has an amortization period of 5 years.

The following pro forma information shows the results of our operations for the three and six months ended November 30, 2008 and 2007 as if the HSBC Merchant Services acquisition had occurred on June 1, 2007. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results expected due to the integration of the acquired business.

	Three Months Ended November 30,		Six Months Ended November 30,
	2008 (Actual)	2007 (Pro forma)	2008 (Pro forma)	2007 (Pro forma)
	(in thousands, except per share data)
Total revenues	$401,063	$368,243	$827,765	$739,676
Net income for the period	$48,907	$41,466	$107,698	$88,091

Net income per share, basic	$0.61	$0.52	$1.35	$1.10
Net income per share, diluted	$0.60	$0.52	$1.33	$1.08

Money Transfer Branch Locations

During the six months ended November 30, 2008, we completed the second and final series of money transfer branch location acquisitions in the United States as part of an assignment and asset purchase agreement with a privately held company. The purpose of this acquisition was to increase the market presence of our DolEx-branded money transfer offering. The following table summarizes the preliminary purchase price allocation of this business acquisition (in thousands):

Total
Goodwill	$745
Contract-based intangible assets	37
Customer-related intangible assets	11

Net assets acquired	$793

The customer-related intangible assets have amortization periods of less than a year. The non-compete agreements have amortization periods of 3 years.

This business acquisition was not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

Discover

During the year ended May 31, 2008, we acquired a portfolio of merchants that process Discover transactions and the rights to process Discover transactions for our existing and new merchants. The purchase of the portfolio was structured to occur in tranches. During the six months ended November 30, 2008, additional tranches were purchased for $1.3 million. Goodwill and intangible assets associated with these acquisitions were $0.8 million and $0.6 million, respectively. As a result of this acquisition, we now process Discover transactions similarly to how we currently process Visa and MasterCard transactions. The purpose of this acquisition was to offer merchants a single point of contact for Discover, Visa and MasterCard card processing. The operating results of the acquired portfolio have been included in our unaudited consolidated financial statements from the dates of acquisition. The customer-related intangible assets have amortization periods of 10 years. These business acquisitions were not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to these acquisitions.

In connection with these Discover related purchases, we have sold the contractual rights to future commissions on Discover transactions to certain of our ISOs. Contractual rights sold totaled $7.6 million during the year ended May 31, 2008 and $1.0 million during the six months ended November 30, 2008. Such sale proceeds are generally collected in installments over periods ranging from three to six months. During the six months ended November 30, 2008, we collected $4.1 million of such proceeds, which are included in the Proceeds from sale of investment and contractual rights line item of our unaudited consolidated statement of cash flows. We do not recognize gains on these sales of contractual rights at the time of sale. Proceeds are deferred and recognized as a reduction of the related commission expense. During the three and six months ended November 30, 2008, we recognized $0.4 million and $0.6 million, respectively, of such deferred sales proceeds.

NOTE 3—GOODWILL

The changes to the goodwill balance during the six months ended November 30, 2008 are as follows (in thousands):

Goodwill balance as of May 31, 2008	$497,136
Goodwill acquired	307,118
Effect of foreign currency translation on goodwill carrying value	(108,008)

Goodwill balance as of November 30, 2008	$696,246

NOTE 4—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	November 30, 2008	May 31, 2008
	(in thousands)
Lines of credit:
U.S. Credit Facility	$—	$—
Chinese Credit Facility	1,680	577
Canadian Credit Facility	—	—
National Bank of Canada (“NBC”) Credit Facility	3,899	71
Macau Credit Facility	994	879
Term loan	195,000	—

Total debt	$201,573	$1,527

Current portion	31,573	1,527
Long-term portion	170,000	—

Total debt	$201,573	$1,527

Term Loan

On June 23, 2008, we entered into a new five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund our HSBC Merchant Services acquisition (Note 2). The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of November 30, 2008 the interest rate on the term loan was 4.65%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of November 30, 2008, the outstanding balance of the term loan was $195.0 million. The $5.0 million quarterly principal payment scheduled for November 30, 2008 was paid on December 2, 2008, as the contractual payment due date fell on a weekend.

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the U.S. Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from Visa, MasterCard, and Interac Associates. Further, the Canadian and NBC Credit Facilities allow us to provide certain Canadian merchants with “same day value,” which is the practice of giving merchants value as of the date of the applicable sale for credit and debit card transactions processed after the close of the banking day.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our U.S Credit Facility, our Canadian Credit Facility, and our NBC Credit Facility. We complied with these covenants as of November 30, 2008.

NOTE 5—INCOME TAX

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) on June 1, 2007. As a result of this adoption, we recorded a $1.5 million increase in the liability for unrecognized income tax benefits, which was accounted for as a $1.0 million reduction to the June 1, 2007 balance of retained earnings and a $0.5 million reduction to the June 1, 2007 balance of additional paid-in capital. As of November 30, 2008, other long-term liabilities included liabilities for unrecognized income tax benefits of $2.7 million and accrued interest and penalties of $0.7 million.

We recognize accrued interest related to our liabilities for unrecognized income tax benefits in interest expense. We accrue penalty expense related to our liabilities for unrecognized tax benefits in sales, general and administrative expenses. During the three and six months ended November 30, 2008, we reversed $1.1 million of liabilities for unrecognized income tax benefits and $0.3 million of accrued interest and penalty expense as a result of the expiration of the statute of limitations. The $1.1 million liability reversal was reflected as an income tax benefit. During the three and six months ended November 30, 2007, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were not significant.

In addition, we anticipate the total amount of liabilities for unrecognized income tax benefits will decrease by $1.2 million net of interest and penalties from our foreign operations within the next twelve months as a result of the expiration of the statute of limitations.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and Canada. With few exceptions, we are no longer subject to income tax examinations for years ended May 31, 2003 and prior. We are currently under audit by the Internal Revenue Service of the United States for the years ended May 31, 2004 and 2005. We expect that the examination phase of this audit will conclude during fiscal 2009.

NOTE 6—SHAREHOLDERS’ EQUITY

On April 5, 2007, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2.3 million shares of our common stock during fiscal 2008 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. We did not repurchase shares of our common stock during the first half of fiscal 2009. As of November 30, 2008, we had $13.0 million remaining under our current share repurchase authorization.

NOTE 7—SHARE-BASED AWARDS AND OPTIONS

As of November 30, 2008, we have four share-based employee compensation plans. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant. There was no share-based compensation capitalized during the six months ended November 30, 2008 and 2007.

Incentive stock options, non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of November 30, 2008 are 4.5 million for the 2005 Plan and 0.4 million for the Director Plan.

The total share-based compensation cost that has been charged against income for our share-based plans aggregated $3.9 million and $3.4 million for the three months ended November 30, 2008 and 2007, respectively, for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income was $1.4 and $1.2 million for the three months ended November 30, 2008 and 2007, respectively.

The total share-based compensation cost that has been charged against income for our share-based plans aggregated $7.2 million and $6.6 million for the six months ended November 30, 2008 and 2007, respectively, for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified, or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan, and (iv) our restricted stock plan. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income was $2.5 and $2.3 million for the six months ended November 30, 2008 and 2007, respectively.

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

The following table summarizes all outstanding options as of November 30, 2008 and the changes during the six months ended November 30, 2008.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)		(in millions)
2000 Plan
Outstanding at May 31	2,228	$18
Granted	—	—
Cancelled	(2)	21
Exercised	(173)	20

Outstanding at November 30	2,053	18	$32.2

2005 Plan
Outstanding at May 31	2,013	$37
Granted	204	44
Cancelled	(56)	40
Exercised	(109)	32

Outstanding at November 30	2,052	37	$—

Director Plan
Outstanding at May 31	295	$25
Granted	50	44
Cancelled	—	—
Exercised	—	—

Outstanding at November 30	345	28	$1.9

Total stock options outstanding as of November 30, 2008 have a weighted average exercise price of $28, a weighted average remaining contractual life of 6 years and an aggregate intrinsic value of $25.7 million. As of November 30, 2008, stock options exercisable total 3.4 million and have a weighted average exercise price of $24, a weighted average remaining contractual life of 5 years and an aggregate intrinsic value of $32.3 million. The aggregate intrinsic value of stock options exercised during the six months ended November 30, 2008 and 2007 was $5.8 million and $14.6 million, respectively. As of November 30, 2008, we had $8.9 million of total unrecognized compensation cost related to unvested options, which we expect to recognize over a weighted average period of 1.3 years.

The weighted average grant-date fair values of each option granted during the six months ended November 30, 2008 and 2007 was $13 and $14, respectively. The fair value of each option granted during the six months ended November 30, 2008 and 2007 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	Six Months Ended November 30,
	2008	2007
2005 Plan
Risk-free interest rates	3.20%	4.51%
Expected volatility	28.17%	31.67%
Dividend yields	0.19%	0.19%
Expected lives	5 years	5 years

Directors Plan
Risk-free interest rates	2.68%	4.21%
Expected volatility	28.17%	31.70%
Dividend yields	0.19%	0.19%
Expected lives	5 years	5 years

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

Restricted Stock

Shares awarded under the restricted stock program of the 2000 Plan and 2005 Plan, are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. The grant date fair value of restricted stock awards is based on the quoted fair market value of our common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award.

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

The following table summarizes the changes in non-vested restricted stock awards for the six months ended November 30, 2008:

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)
Non-vested at May 31	518	$39
Granted	419	44
Vested	(151)	39
Forfeited	(14)	40

Non-vested at November 30	772	42

The total fair value of shares vested during the six months ended November 30, 2008 was $6.0 million. During the six months ended November 30, 2007, the weighted average grant-date fair value of shares vested was $29 and the total fair value of shares vested was $3.5 million.

We recognized compensation expenses for restricted stock of $2.4 million and $1.4 million in the three months ended November 30, 2008 and 2007, respectively. We recognized compensation expenses for restricted stock of $4.1 million and $2.3 million in the six months ended November 30, 2008 and 2007, respectively. As of November 30, 2008, there was $28.5 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of November 30, 2008, 0.7 million shares had been issued under this plan, with 1.7 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during the six months ended November 30, 2008 and 2007 was $7 and $6, respectively, which represents the fair value of the 15% discount.

NOTE 8—COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
	(in thousands)
Net income	$48,907	$38,313	$106,434	$81,888
Foreign currency translation, net of tax of $(11,208) and $7,219; $(16,904) and $6,918, respectively	(115,559)	23,961	(178,824)	29,529

Total comprehensive (loss) income	$(66,652)	$62,274	$(72,390)	$111,417

NOTE 9—RESTRUCTURING

During the fourth quarter of fiscal 2007, we committed to plans to close two locations and consolidate their functions into existing locations, which is consistent with our strategy to leverage infrastructure and consolidate operations. These restructuring plans required staff reduction and facility closure costs and were completed during our second quarter of fiscal 2008. We recorded related restructuring charges of $0.3 million and $1.3 million during the three and six months ended November 30, 2007, respectively.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the six months ended November 30, 2008 and 2007 are as follows:

	Six Months Ended November 30,
	2008	2007
	(in thousands)
Income taxes paid, net of refunds	$47,388	$35,407
Interest paid	6,056	2,773

NOTE 11—SEGMENT INFORMATION

General information

During the six months ended November 30, 2008, we began assessing our operating performance using a new segment structure. We made this change as a result of our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP in the United Kingdom, in addition to anticipated future international expansion. Beginning with the quarter ended August 31, 2008, the reportable segments are defined as North America Merchant Services, International Merchant Services, and Money Transfer. The following tables reflect these changes and the reportable segments for the three and six months ended November 30, 2007 have been restated to be consistent with this presentation.

The merchant services segments primarily offer processing solutions for credit cards, debit cards, and check-related services. We have two basic business models to market our merchant services offerings. One model, referred to as “direct”, features a salaried and commissioned sales force, ISOs, and independent sales representatives, all of whom sell our services directly to merchants. Our other model, referred to as “indirect,” provides the same basic products and services as direct merchant services, primarily to financial institutions and a limited number of ISOs on an unbundled basis that in turn resell our products and services to merchants. The money transfer segment offers money transfer services to consumers, primarily from the United States and Europe to Latin America, Morocco, the Philippines, Romania, Poland and other destinations.

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and six months ended November 30, 2008 and 2007:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
	(in thousands)
Revenues:
United States	$192,149	$176,115	$392,845	$355,565
Canada	78,633	65,772	164,577	132,449

North America merchant services	270,782	241,887	557,422	488,014

Europe	71,170	14,135	132,772	27,910
Asia-Pacific	23,932	18,426	44,650	34,490

International merchant services	95,102	32,561	177,422	62,400

United States	28,611	28,415	57,991	57,996
Europe	6,568	5,913	13,985	11,346

Money transfer	35,179	34,328	71,976	69,342

Consolidated revenues	$401,063	$308,776	$806,820	$619,756

Operating income for segments:
North America merchant services	$72,431	$66,245	$155,500	$137,215
International merchant services	20,963	4,847	41,365	9,983
Money transfer	4,883	1,239	9,361	4,961
Corporate	(15,512)	(13,586)	(30,364)	(26,179)
Restructuring	—	(314)	—	(1,317)

Consolidated operating income	$82,765	$58,431	$175,862	$124,663

Depreciation and amortization:
North America merchant services	$5,783	$6,569	$12,032	$13,028
International merchant services	11,291	2,685	20,521	5,181
Money transfer	1,110	1,381	2,315	2,534
Corporate	120	114	232	235

Consolidated depreciation and amortization	$18,304	$10,749	$35,100	$20,978

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 12—COMMITMENTS AND CONTINGENCIES

We have a redeemable minority interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia may compel us to purchase, at fair value, additional GPAP shares from HSBC Asia (the “AP Put Option”). HSBC Asia may exercise the AP Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the AP Put Option, HSBC Asia can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until beginning in July 2011, we estimate the maximum total redemption amount of the minority interest under the AP Put Option would be $95.9 million, as of November 30, 2008.

We also have a redeemable minority interest associated with the HSBC Merchant Services LLP partnership agreement. Under the HSBC Merchant Services LLP partnership agreement, HSBC UK may compel us to purchase, at fair value, additional membership units (the “UK Put Option”). HSBC UK may exercise the UK Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the UK Put Option, HSBC UK can require us to purchase, on an annual basis, up to 15% of the total membership units. Additionally, on the tenth anniversary of closing and each tenth anniversary thereafter, HSBC UK may compel us to purchase all of their membership units at fair value. While not redeemable until beginning in June 2013, we estimate the maximum total redemption amount of the minority interest under the UK Put Option would be $421.4 million, as of November 30, 2008.

During the six months ended November 30, 2008, we sold a 20% interest in Global Payments Credit Services (“GPCS”), a leading credit information company in Russia, to Equifax Decision Systems, BV (“Equifax”) for $3.0 million in cash (the “GPCS sale”). Prior to the GPCS sale, we owned 50% of GPCS, and we consolidated the results of GPCS for financial reporting purposes. Subsequent to the GPCS sale, we own 30% of GPCS, and we account for our interest in GPCS under the equity method. Under the terms of a new shareholders’ agreement, we and the other shareholders are required to make periodic capital contributions to GPCS through 2010. Our minimum required capital contributions total $2.3 million, and we may be required to contribute up to $3.9 million. Due to these required capital contributions, we have deferred the recognition of a $2.8 million pre-tax gain on the GPCS sale. We anticipate that we will recognize this gain once we have fulfilled our capital contribution requirements. The deferred gain has been reflected as a reduction of our investment in GPCS. As a result, our investment in GPCS, net of the deferred gain of $2.8 million, is included in Other Long-term Liabilities on our unaudited consolidated balance sheet as of November 30, 2008. Net proceeds of $2.8 million from the GPCS sale are included in the proceeds from sale of investments and contractual rights line item of our unaudited consolidated statement of cash flows.

On September 9, 2008, we announced that we have agreed to acquire all of the outstanding stock of ZAO United Card Service (“UCS”), a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from ZAO United Investments. The purchase price for UCS is $109 million and we intend to use our existing cash and U.S. line of credit, as needed, to complete the acquisition. The transaction is subject to regulatory approval and customary closing conditions and is expected to close during the second half of our year ending May 31, 2009.

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

General

We are a leading payment processing and consumer money transfer company. As a high-volume processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction or money transfer can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun-off from our former parent company in January 2001. Including our time as part of our former parent company, we have provided transaction processing services since 1967.

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

Our money transfer segment provides money transfer services. A majority of the revenue derived from our money transfer offering consists of our electronic money transfer services marketed under our DolEx brand to the population of first and second generation Latin Americans living in the United States. This consumer segment enables customers to transfer money to family and friends living in Latin America. Our Europhil brand operates money transfer origination locations in Europe and settlement locations in Morocco, the Philippines, Romania, Poland and other new destinations.

Our products and services are marketed through a variety of distinct sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions.

Executive Overview

On June 30, 2008, we acquired a 51% majority ownership interest in HSBC Merchant Services LLP. We paid HSBC UK $438.6 million for our interest. We manage the day-to-day operations of the partnership, control all major decisions and, accordingly, consolidate the partnership’s financial results for accounting purposes effective with the closing date. HSBC UK retained ownership of the remaining 49% and contributed its existing merchant acquiring business in the United Kingdom to the partnership. In addition, HSBC UK entered into a ten-year marketing alliance with the partnership in which HSBC UK will refer customers to the partnership for payment processing services in the United Kingdom. We funded the acquisition using a combination of excess cash and proceeds of a term loan.

Revenues increased 30% to $401.1 million in the three months ended November 30, 2008 compared to the prior year’s comparable period. Revenues increased 30% to $806.8 million in the six months ended November 30, 2008 compared to the prior year’s comparable period. This revenue growth was primarily due to growth in our North America merchant services segment in addition to our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP in our International merchant services segment.

Consolidated operating income increased 42% to $82.8 million for the three months ended November 30, 2008, which resulted in an operating margin of 20.6% for the three months ended November 30, 2008. Consolidated operating income increased 41% to $175.9 million for the six months ended November 30, 2008, which resulted in an operating margin of 21.8% for the six months ended November 30, 2008.

Net income increased 28% to $48.9 million in the three months ended November 30, 2008 compared to the prior year’s comparable period, resulting in a 25% increase in diluted earnings per share to $0.60 in the three months ended November 30, 2008 compared to the prior year’s comparable period. Net income increased 30% to $106.4 million in the six months ended November 30, 2008 compared to the prior year’s comparable period, resulting in a 30% increase in diluted earnings per share to $1.31 in the six months ended November 30, 2008 compared to the prior year’s comparable period.

North America merchant services segment revenue increased 12% to $270.8 million in the three months ended November 30, 2008. North America merchant services segment operating income increased 9% to $72.4 million in the three months ended November 30, 2008, with operating margins of 26.7% and 27.4% for the three months ended November 30, 2008 and 2007, respectively. North America merchant services segment revenue increased 14% to $557.4 million in the six months ended November 30, 2008. North America merchant services segment operating income increased 13% to $155.5 million in the six months ended November 30, 2008, with operating margins of 27.9% and 28.1% for the six months ended November 30, 2008 and 2007, respectively.

International merchant services segment revenue increased 192% to $95.1 million in the three months ended November 30, 2008. International merchant services segment operating income increased 332% to $21.0 million in the three months ended November 30, 2008, with operating margins of 22.0% and 14.9% for the three months ended November 30, 2008 and 2007, respectively. International merchant services segment revenue increased 184% to $177.4 million in the six months ended November 30, 2008. International merchant services segment operating income increased 314% to $41.4 million in the six months ended November 30, 2008, with operating margins of 23.3% and 16.0% for the six months ended November 30, 2008 and 2007, respectively.

Money transfer segment revenue increased 2% to $35.2 million in the three months ended November 30, 2008. Money transfer segment operating income increased 294% to $4.9 million in the three months ended November 30, 2008, with operating margins of 13.9% and 3.6% for the three months ended November 30, 2008 and 2007, respectively. Money transfer segment revenue increased 4% to $72.0 million in the six months ended November 30, 2008. Money transfer segment operating income increased 89% to $9.4 million in the six months ended November 30, 2008, with operating margins of 13.0% and 7.2% for the six months ended November 30, 2008 and 2007, respectively.

Our financial results may be affected by overall economic conditions, including fluctuations in foreign currency exchange rates and consumer spending patterns. For the three months ended November 30, 2008 currency exchange rate fluctuations reduced our revenues by $23.3 million and our earnings by $0.07 per diluted share. For the six months ended November 30, 2008 currency exchange rate fluctuations reduced our revenues by $14.8 million and our earnings by $0.04 per diluted share. These fluctuations also caused reductions in our outlook for revenues and earnings for the remaining six months of the fiscal year. Also, in the three and six months ended November 30, 2008 compared to the prior year’s comparable period, our United States direct credit card average dollar value of transaction, or average ticket, decreased in the mid single digit percentage range. We believe this decline, while partially due to a shift toward smaller merchants added through our ISOs, was in part driven by lower consumer spending as a result of a weakened economy. We expect this trend to continue for the remainder of the fiscal year. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

Results of Operations

The following table shows key selected financial data for the three months ended November 30, 2008 and 2007, this data as a percentage of total revenue, and the changes between three months ended November 30, 2008 and 2007, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended November 30, 2008	% of Revenue(1)	Three Months Ended November 30, 2007	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$192,149	48%	$176,115	57%	$16,034	9%
Canada	78,633	20	65,772	21	12,861	20

North America merchant services	270,782	68	241,887	78	28,895	12

Europe	71,170	18	14,135	5	57,035	404
Asia-Pacific	23,932	6	18,426	6	5,506	30

International merchant services	95,102	24	32,561	11	62,541	192

United States	28,611	7	28,415	9	196	1
Europe	6,568	2	5,913	2	655	11

Money transfer	35,179	9	34,328	11	851	2

Total revenues	$401,063	100%	$308,776	100%	$92,287	30%

Consolidated operating expenses:
Cost of service	$154,311	38.5%	$116,513	37.7%	$37,798	32%
Sales, general and administrative	163,987	40.9	133,518	43.2	30,469	23
Restructuring	—	—	314	0.1	(314)	(100)

Operating income	$82,765	20.6%	$58,431	18.9%	$24,334	42%

Operating income for segments:
North America merchant services	$72,431		$66,245		$6,186	9%
International merchant services	20,963		4,847		16,116	332
Money transfer	4,883		1,239		3,644	294
Corporate	(15,512)		(13,586)		(1,926)	(14)
Restructuring	—		(314)		314	(100)

Operating income	$82,765		$58,431		$24,334	42%

Operating margin for segments:
North America merchant services	26.7%		27.4%		(0.7)%
International merchant services	22.0%		14.9%		7.1%
Money transfer segment	13.9%		3.6%		10.3%

(1)	Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the six months ended November 30, 2008 and 2007, this data as a percentage of total revenue, and the changes between six months ended November 30, 2008 and 2007, in dollars and as a percentage of the prior year’s comparable period.

	Six Months Ended November 30, 2008	% of Revenue(1)	Six Months Ended November 30, 2007	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$392,845	49%	$355,565	57%	$37,280	10%
Canada	164,577	20	132,449	21	32,128	24

North America merchant services	557,422	69	488,014	79	69,408	14

Europe	132,772	16	27,910	5	104,862	376
Asia-Pacific	44,650	6	34,490	6	10,160	29

International merchant services	177,422	22	62,400	10	115,022	184

United States	57,991	7	57,996	9	(5)	—
Europe	13,985	2	11,346	2	2,639	23

Money transfer	71,976	9	69,342	11	2,634	4

Total revenues	$806,820	100%	$619,756	100%	$187,064	30%

Consolidated operating expenses:
Cost of service	$298,488	37.0%	$232,822	37.6%	$65,666	28%
Sales, general and administrative	332,470	41.2	260,954	42.1	71,516	27
Restructuring	—	—	1,317	0.2	(1,317)	(100)

Operating income	$175,862	21.8%	$124,663	20.1%	$51,199	41%

Operating income for segments:
North America merchant services	$155,500		$137,215		$18,285	13%
International merchant services	41,365		9,983		31,382	314
Money transfer	9,361		4,961		4,400	89
Corporate	(30,364)		(26,179)		(4,185)	(16)
Restructuring	—		(1,317)		1,317	(100)

Operating income	$175,862		$124,663		$51,199	41%

Operating margin for segments:
North America merchant services	27.9%		28.1%		(0.2)%
International merchant services	23.3%		16.0%		7.3%
Money transfer segment	13.0%		7.2%		5.8%

(1)	Percentage amounts may not sum to the total due to rounding.

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

In the three months ended November 30, 2008, revenues increased 30% to $401.1 million compared to the prior year’s comparable period. In the six months ended November 30, 2008, revenues increased 30% to $806.8 million compared to the prior year’s comparable period. We attribute this revenue growth primarily to our acquisition of 51% of HSBC Merchant Services LLP in our International merchant services segment and to growth in our North America merchant services segment. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable growth through acquisitions, pursue enhanced products and services for our customers, and leverage our existing business model. We expect our fiscal 2009 consolidated revenues to range from $1,550 million to $1,580 million, reflecting growth of 22% to 24% over fiscal 2008. This range includes the partial year impact of our June 30, 2008 acquisition of HSBC Merchant Services LLP in the United Kingdom.

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the three and six months ended November 30, 2008, currency exchange rate fluctuations reduced our revenues by $23.3 million and $14.8 million, respectively.

North America Merchant Services Segment

In the three months ended November 30, 2008, revenue from our North America merchant services segment increased 12% to $270.8 million compared to the prior year’s comparable period. In the six months ended November 30, 2008, revenue from our North America merchant services segment increased 14% to $557.4 million compared to the prior year’s comparable period.

We have continued to grow our United States channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For the three months ended November 30, 2008, our United States direct credit and debit card processed transactions grew 16% and our total United States revenue grew 9% compared to the prior year period. For the six months ended November 30, 2008, our United States direct credit and debit card processed transactions grew 18% and our total United States revenue grew 10% compared to the prior year period. In the three and six months ended November 30, 2008 compared to the prior year’s comparable period, our United States direct credit card average dollar value of transaction, or average ticket, decreased in the mid single digit percentage range. We believe this decline was partially due to lower consumer spending as a result of a weakened economy, and we expect this trend to continue for the remainder of the fiscal year. In addition, this decline was also partially due to a shift toward smaller merchants added through our ISOs. Smaller merchants tend to have lower average tickets than larger merchants. Aside from the impact of changes in our average ticket, the remaining difference between our transaction growth and revenue growth is due to our service fees, equipment fees, check-related services, and our domestic indirect revenue. The total of this revenue grew at a lesser rate than our United States direct credit and debit card transaction growth.

For the three months ended November 30, 2008, our Canadian revenue grew 20% compared to the prior year period. For the six months ended November 30, 2008, our Canadian revenue grew 24% compared to the prior year period. This growth was primarily due to favorable pricing trends and, to a lesser extent, transaction growth of 6%, partially offset by an unfavorable Canadian currency exchange rate.

International Merchant Services Segment

For the three months ended November 30, 2008, our International merchant services revenue increased 192% to $95.1 million compared to the prior year period. This growth was primarily due to growth in Europe of 404% to $71.2 million compared to the prior year period. For the six months ended November 30, 2008, our International merchant services revenue increased 184% to $177.4 million compared to the prior year period. This growth was primarily due to growth in Europe of 376% to $132.8 million compared to the prior year period. Our Europe revenue increase was primarily due to our acquisition of 51% of HSBC Merchant Services LLP. Our Asia-Pacific merchant services revenue for the three months ended November 30, 2008 increased 30% to $23.9 million compared to the prior year period. Our Asia-Pacific merchant services revenue for the six months ended November 30, 2008 increased 29% to $44.7 million compared to the prior year period. This growth was due to enhancing our sales force, industry expansion, strategic pricing initiatives, and the impact of our acquisition in the Philippines on September 4, 2008.

Money Transfer Segment

In the three months ended November 30, 2008, revenue from our money transfer segment increased 2% to $35.2 million compared to the prior year’s comparable period. In the six months ended November 30, 2008, revenue from our money transfer segment increased 4% to $72.0 million compared to the prior year’s comparable period.

Our United States money transfer channel relates to all revenue originating from the money transfer branches that we operate in the United States, which may include money transfers to destinations both inside and outside of the United States. For the three months ended November 30, 2008, our domestic money transfer channel transactions decreased 15% and revenue increased 1%, compared to the prior year’s comparable period. For the six months ended November 30, 2008, our domestic money transfer channel transactions decreased 13% and revenue remained constant, compared to the prior year’s comparable period.

The decrease in transactions was driven primarily by the decrease in our United States branch footprint to 776 domestic branches as of November 30, 2008, compared to 879 branch locations as of November 30, 2007. On a sequential basis, our domestic branch footprint as of November 30, 2008 decreased by 4 locations compared to our domestic branch footprint as of August 31, 2008. This decrease in domestic branches was the result of the closure of underperforming locations, partially offset by new branch acquisitions. The difference between our transaction growth in the United States and revenue growth was primarily due to higher pricing. We believe that an extended downturn in the United States housing market and a decrease in overall economic growth have negatively affected our United States money transfer channel.

Our European money transfer channel relates to all revenue generated from the money transfer branches that we operate in Europe, which may include money transfers to destinations both inside and outside of Europe. In Europe, we increased our branch footprint to 86 locations as of November 30, 2008, compared to 71 locations as of November 30, 2007, primarily through our acquisition of LFS Spain in May 2008. For the three months ended November 30, 2008, our European money transfer revenue grew 11%, primarily due to acquired branch locations, which resulted in transaction growth of 1%. For the six months ended November 30, 2008, our European money transfer revenue grew 23%, primarily due to acquired branch locations, which resulted in transaction growth of 5%. The vast majority of our revenue in this channel is generated in Spain. Similar to the United States, Spain has experienced a downturn in its housing market and a decrease in economic growth, which has negatively affected this channel.

We have a significant amount of goodwill and other indefinite-lived intangible assets associated with our money transfer businesses. Although we believe that the unfavorable trends discussed above are temporary, if they either worsen or continue for longer than we expect, or if new adverse trends arise in the operating performance of this business, the carrying amount of these intangible assets may be adversely impacted.

Consolidated Operating Expenses

Cost of service consists primarily of the following costs: operational-related personnel, including those who monitor our transaction processing systems and settlement; assessment fees paid to card networks; transaction processing systems, including third-party services such as the costs of settlement channels for money transfer services; transition services paid to HSBC in the Asia-Pacific market and the United Kingdom; network telecommunications capability, depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses.

Cost of service increased 32% to $154.3 million for the three months ended November 30, 2008 compared to the prior year’s comparable period. As a percentage of revenue, cost of service increased to 38.5% of revenue for the three months ended November 30, 2008 from 37.7% for the prior year’s comparable period. Cost of service increased 28% to $298.5 million for the six months ended November 30, 2008 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 37.0% of revenue for the six months ended November 30, 2008 from 37.6% for the prior year’s comparable period.

In the three months ended November 30, 2008, the increase in cost of service as a percentage of revenue is partially due to a $1.7 million impairment of certain acquired intangibles of our subsidiary in Sarajevo, Bosnia-Herzegovina. In the six months ended

November 30, 2008, the decline in cost of service as a percentage of revenue is related to our revenue growth and the related economies of scale benefits. The growth in cost of service expenses is primarily due to the acquisition of 51% of HSBC Merchant Services LLP and increases in variable processing expenses associated with our revenue growth.

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

Sales, general and administrative expenses increased 23% to $164.0 million in the three months ended November 30, 2008 compared to the prior year’s comparable period. As a percentage of revenue, these expenses decreased to 40.9% for the three months ended November 30, 2008 compared to 43.2% in the prior year’s comparable period. Sales, general and administrative expenses increased 27% to $332.5 million in the six months ended November 30, 2008 compared to the prior year’s comparable period. As a percentage of revenue, these expenses decreased to 41.2% for the six months ended November 30, 2008 compared to 42.1% in the prior year’s comparable period.

The increase in sales, general and administrative expenses is due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel and the acquisition of 51% of HSBC Merchant Services LLP, as well as investments in sales force and infrastructure in the Asia-Pacific region. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. The ISO commission model differs from our other sales channels where the commissions are primarily paid for on a twelve-month period.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment increased 9% to $72.4 million for the three months ended November 30, 2008 compared to the prior year’s comparable period. The operating margin was 26.7% and 27.4% for the three months ended November 30, 2008 and 2007, respectively. Operating income in the North America merchant services segment increased 13% to $155.5 million for the six months ended November 30, 2008 compared to the prior year’s comparable period. The operating margin was 27.9% and 28.1% for the six months ended November 30, 2008 and 2007, respectively. This growth in operating income was primarily due to the North America merchant services revenue growth and the related economies of scale benefits. The decrease in operating margin for the three and six months ended November 30, 2008 compared to the prior year’s comparable periods is primarily the result of increased revenue from our ISO sales channel as a percentage of total revenue and the associated commission payments.

International Merchant Services Segment

Operating income in the International merchant services segment increased 332% to $21.0 million for the three months ended November 30, 2008 compared to the prior year’s comparable period. The operating margin was 22.0% and 14.9% for the three months ended November 30, 2008 and 2007, respectively. Operating income in the International merchant services segment increased 314% to $41.4 million for the six months ended November 30, 2008 compared to the prior year’s comparable period. The operating margin was 23.3% and 16.0% for the six months ended November 30, 2008 and 2007, respectively. This growth in operating income was primarily due to the impact of our new limited partnership with HSBC UK.

Money Transfer Segment

Operating income in the money transfer segment increased 294% to $4.9 million for the three months ended November 30, 2008 compared to the prior year’s comparable period. This increase resulted in an operating margin of 13.9% for the three months ended November 30, 2008, compared to 3.6% in the prior year’s comparable period. Operating income in the money transfer segment increased 89% to $9.4 million for the six months ended November 30, 2008 compared to the prior year’s comparable period. This increase resulted in an operating margin of 13.0% for the six months ended November 30, 2008, compared to 7.2% in the prior year’s comparable period. These results were primarily due to stabilized pricing, the closure of underperforming branch locations, and economies of scale benefits resulting from our fixed cost model.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation. Our corporate costs increased 14% to $15.5 million for the three months ended November 30, 2008 compared to the prior year’s comparable period. Our corporate costs increased 16% to $30.4 million for the six months ended November 30, 2008 compared to the prior year’s comparable period.

Restructuring Charges

During the fourth quarter of fiscal 2007, we committed to plans to close two locations and consolidate their functions into existing locations, which is consistent with our strategy to leverage infrastructure and consolidate operations. These restructuring plans required staff reduction and facility closure costs and were completed during our second quarter of fiscal 2008. We recorded restructuring charges of $0.3 million and $1.3 during the three and six months ended November 30, 2007, respectively. We do not expect to incur additional restructuring charges in fiscal 2009 related to these restructuring plans.

Consolidated Operating Income

Consolidated operating income increased 42% to $82.8 million for the three months ended November 30, 2008 compared to the prior year’s comparable period. This change resulted in an operating margin of 20.6% for the three months ended November 30, 2008 compared to 18.9% in the prior year’s comparable period. Consolidated operating income increased 41% to $175.9 million for the six months ended November 30, 2008 compared to the prior year’s comparable period. This change resulted in an operating margin of 21.8% for the six months ended November 30, 2008 compared to 20.1% in the prior year’s comparable period.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other income, net decreased to nil for the three months ended November 30, 2008 compared to $3.5 million in the prior year’s comparable period. Other income, net decreased to $1.0 million for the six months ended November 30, 2008 compared to $6.7 million in the prior year’s comparable period. This decrease was largely due to higher interest expense related to our $200 million term loan used to finance a portion of our HSBC UK acquisition in June 2008, in addition to lower interest income as a result of lower investment balances and rates of return.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income before income tax, including the effect of minority interest, were 32.2% and 34.9% for the three months ended November 30, 2008 and 2007, respectively. Our effective tax rates, were 32.6% and 35.1% for the six months ended November 30, 2008 and 2007, respectively. This decrease is primarily due to tax planning initiatives and the impact of our recent HSBC UK acquisition, which has a lower statutory income tax rate than our consolidated effective tax rate.

Minority Interest, Net of Tax

Minority interest, net of tax increased to $11.3 million from $2.6 million in the three months ended November 30, 2008 and 2007, respectively. Minority interest, net of tax increased to $19.7 million from $4.7 million in the six months ended November 30, 2008 and 2007, respectively. The increase was primarily related to our recent HSBC UK acquisition.

Net Income and Diluted Earnings Per Share

Net income increased 28% to $48.9 million in the three months ended November 30, 2008 compared to the prior year’s comparable period. This growth resulted in a 25% increase in diluted earnings per share to $0.60 in the three months ended November 30, 2008 compared to the prior year’s comparable period.

Net income increased 30% to $106.4 million in the six months ended November 30, 2008 compared to the prior year’s comparable period. This growth resulted in a 30% increase in diluted earnings per share to $1.31 in the six months ended November 30, 2008 compared to the prior year’s comparable period.

We expect diluted earnings per share to range from $2.14 to $2.21 for fiscal 2009.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At November 30, 2008, we had cash and cash equivalents totaling $356.2 million. As of November 30, 2008, our cash and cash equivalents included $126.7 million related to Merchant reserves. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash provided by operating activities increased $51.1 million to $200.5 million in the six months ended November 30, 2008 from the prior year’s comparable period. The increase in cash flow from operating activities was due to the increases in net income of $24.5 million and non-cash adjustments to reconcile net income to net cash provided by operating activities of $27.8 million.

Net cash used in investing activities increased $430.2 million to $464.7 million in the six months ended November 30, 2008 from the prior year’s comparable period, primarily due to our $441.6 million investment in a partnership with HSBC UK and our $10.9 million investment in a partnership with HSBC Asia.

In the six months ended November 30, 2008, we generated $193.6 million in cash provided by financing activities compared to $74.1 million cash used in financing activities in the prior year’s comparable period. The increase in cash provided by financing activities was primarily due to our new five-year, $200.0 million term loan agreement. In addition, this increase was also due in part to our purchase of $87.0 million in shares of our common stock during the six months ended November 30, 2007, while we did not repurchase any common stock during the comparable 2008 quarter.

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

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2008 have not changed. Our remaining current contractual and other obligations are as follows:

Redeemable Minority Interest

We have a redeemable minority interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia may compel us to purchase, at fair value, additional GPAP shares from HSBC Asia (the “AP Put Option”). HSBC Asia may exercise the AP Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the AP Put Option, HSBC Asia can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until beginning in July 2011, we estimate the maximum total redemption amount of the minority interest under the AP Put Option would be $95.9 million, as of November 30, 2008.

We also have a redeemable minority interest associated with the HSBC Merchant Services LLP partnership agreement. Under the HSBC Merchant Services LLP partnership agreement, HSBC UK may compel us to purchase, at fair value, additional membership units (the “UK Put Option”). HSBC UK may exercise the UK Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the UK Put Option, HSBC UK can require us to purchase, on an annual basis, up to 15% of the total membership units. Additionally, on the tenth anniversary of closing and each tenth anniversary thereafter, HSBC UK may compel us to purchase all of their membership units at fair value. While not redeemable until beginning in June 2013, we estimate the maximum total redemption amount of the minority interest under the UK Put Option would be $421.4 million, as of November 30, 2008.

Pending UCS Transaction

On September 9, 2008, we announced that we have agreed to acquire all of the outstanding stock of ZAO United Card Service (“UCS”), a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from ZAO United Investments. The purchase price for UCS is $109 million and we intend to use our existing cash and U.S. line of credit, as needed, to complete the acquisition. The transaction is subject to regulatory approval and customary closing conditions and is expected to close during the second half of our year ending May 31, 2009.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	November 30, 2008	May 31, 2008
	(in thousands)
Lines of credit:
U.S. Credit Facility	$—	$—
Chinese Credit Facility	1,680	577
Canadian Credit Facility	—	—
National Bank of Canada (“NBC”) Credit Facility	3,899	71
Macau Credit Facility	994	879
Term loan	195,000	—

Total debt	$201,573	$1,527

Current portion	31,573	1,527
Long-term portion	170,000	—

Total debt	$201,573	$1,527

Term Loan

On June 23, 2008, we entered into a new five year, $200.0 million term loan agreement with a syndicate of banks in the United States. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of November 30, 2008 the interest rate on the term loan was 4.65%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of November 30, 2008, the outstanding balance of the term loan was $195.0 million. The $5.0 million quarterly principal payment scheduled for November 30, 2008 was paid on December 2, 2008, as the contractual payment due date fell on a weekend.

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the U.S. Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from Visa, MasterCard, and Interac Associates. Further, the Canadian and NBC Credit Facilities allow us to provide certain Canadian merchants with “same day value,” which is the practice of giving merchants value as of the date of the applicable sale for credit and debit card transactions processed after the close of the banking day.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our U.S Credit Facility, our Canadian Credit Facility, and our NBC Credit Facility. We complied with these covenants as of November 30, 2008.

Global Payments Credit Services (“GPCS”) Sale

During the six months ended November 30, 2008, we sold a 20% interest in GPCS, a leading credit information company in Russia, to Equifax Decision Systems, BV (“Equifax”) for $3.0 million in cash (the “GPCS sale”). Prior to the GPCS sale, we owned 50% of GPCS, and we consolidated the results of GPCS for financial reporting purposes. Subsequent to the GPCS sale, we own 30% of GPCS, and we account for our interest in GPCS under the equity method. Under the terms of a new shareholders’ agreement, we and the other shareholders are required to make periodic capital contributions to GPCS through 2010. Our minimum required capital contributions total $2.3 million, and we may be required to contribute up to $3.9 million. Due to these required capital contributions, we have deferred the recognition of a $2.8 million pre-tax gain on the GPCS sale. We anticipate that we will recognize this gain once we have fulfilled our capital contribution requirements. The deferred gain has been reflected as a reduction of our investment in GPCS. As a result, our investment in GPCS, net of the deferred gain of $2.8 million, is included in Other Long-term Liabilities on our unaudited consolidated balance sheet as of November 30, 2008. Net proceeds of $2.8 million from the GPCS sale are included in the proceeds from sale of investments and contractual rights line item of our unaudited consolidated statement of cash flows.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the six months ended November 30, 2008, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2008. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2008 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, and under Item 1A – Risk Factors below, for information on some of the matters which could adversely affect our business and results of operations.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Canadian dollars, British Pound Sterling, Euros and the various currencies of the Asia-Pacific region, Central and Eastern Europe, and Central and South America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the six months ended November 30, 2008, currency rate fluctuations reduced our revenues by $14.8 million and our diluted earnings per share by $0.04.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 contains additional information regarding our exposure to market risk.

Item 4.	Controls and Procedures

As of November 30, 2008, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of fiscal 2009, we completed the purchase of a fifty-one percent ownership interest in the merchant acquiring business of HSBC UK. This business provides card payment processing services to merchants in the United Kingdom and Internet merchants globally. We intend to integrate the payment processing operations and related support services into our own operations. HSBC UK will continue to provide these operations and services to the business under a transition services agreement until the integration efforts are completed. We are currently evaluating the conversion effort and a timetable for completion has not been established at this time. Until we can integrate the business’ financial reporting function into our own, we will rely on HSBC UK to provide certain financial data for the business for purposes of preparing our consolidated financial statements. Accordingly, our internal controls over financial reporting are reasonably likely to be materially affected, by HSBC UK’s internal controls and procedures. In order to mitigate this risk, we have implemented certain internal controls and expect to continue to implement other internal controls over financial reporting which monitor the financial data being provided by HSBC UK.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Risks associated with foreign currency exchange fluctuations could adversely affect our business, financial position and results of operations.

We are exposed to foreign currency risks resulting from changes in currency exchange rates because of our international operations in the United Kingdom, Canada, the Czech Republic, and throughout the Asia-Pacific region, as well as our significant electronic money transfer operations in the United States and Europe. Volatility in currency exchange rates has affected and may continue to affect our financial results. For example, for the three months ended November 30, 2008, currency exchange rate fluctuations reduced our revenues by $23.3 million and our earnings by $0.07 per diluted share. For the six months ended November 30, 2008 currency exchange rate fluctuations reduced our revenues by $14.8 million and our earnings by $0.04 per diluted share. We do not use forward contracts or other derivative instruments to mitigate the risks associated with fluctuating exchange rates. Further fluctuations in currency exchange rates could adversely affect our results of operations in future periods.

Risks associated with reduced levels of consumer spending could adversely affect our revenues and earnings.

Significant portions of our revenue and earnings are derived from fees from processing consumer credit card and debit card transactions and electronic money transfer transactions. We are exposed to general economic conditions that effect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A general reduction in consumer spending in the United States or any other country where we do business could adversely affect our revenues and earnings. For example, in the three and six months ended November 30, 2008 compared to the prior year’s comparable period, our United States direct credit card average dollar value of transaction, or average ticket, decreased in the mid single digit percentage range. We believe this decline, while partially due to a shift toward smaller merchants added through our ISOs, was in part driven by lower consumer spending as a result of a weakened economy, and we expect this trend to continue for the remainder of the fiscal year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the second quarter of fiscal 2009, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
September 1, 2008 – September 30, 2008	—	$—	—	$12,980,136
October 1, 2008 – October 31, 2008	—	—	—	$12,980,136
November 1, 2008 – November 30, 2008	—	—	—	$12,980,136

Total	—	$—	—

Note: Our Board of Directors has approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2.3 million shares of our common stock during fiscal 2008 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be retired but will be available for future issuance.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 26, 2008, we held our 2008 Annual Meeting of Shareholders at our offices in Atlanta, Georgia. At the annual meeting, the following matter was approved by the vote specified below:

Mr. Paul R. Garcia, Mr. Gerald J. Wilkins and Mr. Michael W. Trapp were elected to serve as Class II directors until the Annual Meeting of Shareholders in 2011, or until their successors are duly elected and qualified or until their respective earlier resignation, retirement, disqualification, death, or removal from office. Mr. Garcia received 71,261,240 votes in favor of his election and 3,652,012 shares were withheld from voting. Mr. Wilkins received 74,691,902 votes in favor of his election and 221,350 shares were withheld from voting. Mr. Trapp received 74,708,279 votes in favor of his election and 204,973 shares were withheld from voting.

Class I directors, including General Edwin H. Burba Jr., Mr. Raymond L. Killian, and Ms. Ruth Ann Marshall serve until the Annual Meeting of Shareholders in 2010, or until their successors are duly elected and qualified or until their respective earlier resignation, retirement, disqualification, death, or removal from office.

Class III directors, including Mr. Alex W. Hart, Mr. William I Jacobs and Mr. Alan M. Silberstein, continued after the meeting.

In addition, the ratification of Deloitte & Touche LLP as our independent public accountants for the year ended May 31, 2009 was approved. 74,231,762 shares of common stock were voted for the ratification, 665,715 shares were voted against the ratification and 15,776 shares of common stock abstained from the vote.

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

Global Payments Inc.
(Registrant)

Date: January 8, 2009	/s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: January 8, 2009	/s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer