Form 10-Q
period 2009-02-28
GLOBAL PAYMENTS INC
filed 2009-04-06
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

The number of shares of the issuer’s common stock, no par value outstanding as of April 1, 2009 was 80,393,086.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended February 28, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in thousands, except per share data)

	Three Months Ended
	February 28, 2009	February 29, 2008
Revenues	$392,663	$310,641

Operating expenses:
Cost of service	146,760	117,661
Sales, general and administrative	180,117	133,069
Impairment	147,664	—

	474,541	250,730

Operating (loss) income	(81,878)	59,911

Other income (expense):
Interest and other income	1,200	4,767
Interest and other expense	(2,222)	(2,198)

	(1,022)	2,569

(Loss) income before income taxes and minority interest	(82,900)	62,480
Provision for income taxes	(15,818)	(19,265)
Minority interest, net of tax provision (benefit) of $1,703 and $(506), respectively	(8,058)	(3,160)

Net (loss) income	$(106,776)	$40,055

Basic (loss) earnings per share	$(1.34)	$0.51

Diluted (loss) earnings per share	$(1.34)	$0.50

Dividends per share	$0.02	$0.02

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in thousands, except per share data)

	Nine Months Ended
	February 28, 2009	February 29, 2008
Revenues	$1,199,483	$930,397

Operating expenses:
Cost of service	445,248	350,483
Sales, general and administrative	512,587	394,023
Impairment and restructuring charges	147,664	1,317

	1,105,499	745,823

Operating income	93,984	184,574

Other income (expense):
Interest and other income	6,573	14,643
Interest and other expense	(6,642)	(5,339)

	(69)	9,304

Income before income taxes and minority interest	93,915	193,878
Provision for income taxes	(66,539)	(64,071)
Minority interest, net of tax provision (benefit) of $1,028 and $(70), respectively	(27,718)	(7,864)

Net (loss) income	$(342)	$121,943

Basic (loss) earnings per share	$—	$1.53

Diluted (loss) earnings per share	$—	$1.51

Dividends per share	$0.06	$0.06

See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 28, 2009	May 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$387,593	$456,060
Accounts receivable, net of allowances for doubtful accounts of $517 and $489, respectively	105,242	100,179
Claims receivable, net of allowances for losses of $4,721 and $6,065, respectively	554	1,354
Settlement processing assets	3,234	24,280
Inventory, net of obsolescence reserves of $699 and $1,028, respectively	6,370	3,821
Deferred income taxes	4,287	4,119
Prepaid expenses and other current assets	23,132	27,597

Total current assets	530,412	617,410

Property and equipment, net of accumulated depreciation of $152,173 and $145,971, respectively	141,412	141,415
Goodwill	535,988	497,136
Other intangible assets, net of accumulated amortization of $173,380 and $163,358, respectively	225,224	175,636
Other	11,560	14,310

Total assets	$1,444,596	$1,445,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$4,110	$1,527
Current portion of term loan	25,000	—
Payables to money transfer beneficiaries	8,830	9,276
Accounts payable and accrued liabilities	143,011	138,243
Settlement processing obligations	70,020	56,731
Income taxes payable	13,736	11,975

Total current liabilities	264,707	217,752

Term loan	165,000	—
Deferred income taxes	54,793	75,001
Other long-term liabilities	11,600	11,612

Total liabilities	496,100	304,365

Commitments and contingencies (See Note 12)

Minority interest in equity of subsidiaries (includes redeemable minority interests with a book value of $22,897 and estimated maximum redemption amount of $472,375 at February 28, 2009)	33,430	14,724

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 80,387,912 and 79,636,629 shares issued and outstanding at February 28, 2009 and May 31, 2008, respectively	—	—
Paid-in capital	402,077	380,741
Retained earnings	616,725	621,875
Accumulated other comprehensive (loss) income	(103,736)	124,202

Total shareholders’ equity	915,066	1,126,818

Total liabilities and shareholders’ equity	$1,444,596	$1,445,907

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities:
Net (loss) income	$(342)	$121,943
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27,175	21,258
Amortization of acquired intangibles	23,222	10,962
Share-based compensation expense	10,954	9,853
Provision for operating losses and bad debts	20,256	21,884
Minority interest in earnings	28,746	7,794
Deferred income taxes	(3,419)	(3,757)
Impairment of goodwill and identified intangible assets	147,664	—
Other, net	(87)	(5,763)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(8,856)	(6,976)
Claims receivable	(13,879)	(18,123)
Settlement processing assets and obligations, net	28,818	26,297
Inventory	(2,314)	(1,964)
Prepaid expenses and other assets	6,832	(7,961)
Payables to money transfer beneficiaries	(446)	1,005
Accounts payable and accrued liabilities	2,692	(3,276)
Income taxes payable	1,761	10,734

Net cash provided by operating activities	268,777	183,910

Cash flows from investing activities:
Business and intangible asset acquisitions	(454,279)	(12,051)
Capital expenditures	(25,458)	(31,926)
Proceeds from sale of investment and contractual rights	6,796	—

Net cash used in investing activities	(472,941)	(43,977)

Cash flows from financing activities:
Net borrowings on lines of credit	2,583	1,126
Proceeds from term loan	200,000	—
Principal payments under term loan	(10,000)	—
Proceeds from stock issued under share-based compensation plans	7,961	15,229
Tax benefit from share-based compensation plans	2,421	7,384
Repurchase of common stock	—	(87,020)
Dividends paid	(4,808)	(4,784)
Contribution from minority interest holder	358	—
Distributions to minority interests	(23,258)	(7,085)

Net cash provided by (used in) financing activities	175,257	(75,150)

Effect of exchange rate changes on cash	(39,560)	14,812

(Decrease) increase in cash and cash equivalents	(68,467)	79,595
Cash and cash equivalents, beginning of period	456,060	308,872

Cash and cash equivalents, end of period	$387,593	$388,467

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

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants (“Merchant reserves”) that serve as collateral to minimize contingent liabilities associated with charges properly reversed by a cardholder. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of February 28, 2009 and May 31, 2008, our cash and cash equivalents included $132.3 million and $131.6 million, respectively, related to Merchant reserves.

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

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members (“Liability to Members”), (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), and (iv) Merchant reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) Liability to Members, (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. As of February 28, 2009 and May 31, 2008, our settlement processing assets primarily related to our processing for direct merchants in Canada, while our settlement processing obligations primarily related to our processing for direct merchants in the United States and Asia-Pacific. Our reserve for operating losses and reserve for sales allowance relate to our “direct” merchant services business model. A summary of these amounts as of February 28, 2009 and May 31, 2008 is as follows:

	February 28, 2009	May 31, 2008
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$39,118	$60,734
Liability to Members, net	(18,894)	(19,122)
Exception items	965	717
Merchant reserves	(17,955)	(18,049)

Total	$3,234	$24,280

Settlement processing obligations:
Interchange reimbursement	$110,120	$123,757
Liability to Members, net	(70,670)	(69,823)
Exception items	10,561	6,722
Merchant reserves	(114,389)	(113,523)
Fair value of guarantees of customer chargebacks	(5,313)	(3,375)
Reserves for sales allowances	(329)	(489)

Total	$(70,020)	$(56,731)

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

As of February 28, 2009 and May 31, 2008, $5.3 million and $3.4 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended February 28, 2009 and February 29, 2008, we recorded expenses for such items in the amounts of $3.4 million and $0.4 million, respectively. For the nine months ended February 28, 2009 and February 29, 2008, we recorded expenses for such items in the amounts of $5.1 million and $3.5 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of February 28, 2009 and May 31, 2008, we had a check guarantee loss reserve of $4.7 million and $6.1 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended February 28, 2009 and February 29, 2008, we recorded expenses of $5.0 million and $7.0 million, respectively. For the nine months ended February 28, 2009 and February 29, 2008, we recorded expenses of $14.7 million and $18.0 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Goodwill and other intangible assets— We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2009. Pursuant to the guidance in FAS 142, Goodwill and Other Intangible Assets, recoverability of goodwill is measured at the reporting unit level and consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss. We have six reporting units: North America Merchant Services, Central and Eastern Europe Merchant Services, Asia-Pacific Merchant Services, UK Merchant Services, United States Money Transfer and Europe Money Transfer.

As a result of our annual impairment test we recorded an impairment charge related to our Money Transfer segment during the three months ended February 28, 2009. Please see Note 2 – Impairment and Restructuring Charges for further information.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. During the three months ended February 28, 2009, we recorded an impairment charge related to our money transfer business. Please see Note 2 – Impairment and Restructuring Charges for further information. In the second quarter of fiscal 2009, we determined that the customer relationship intangibles and non-compete agreements related to our subsidiary in Sarajevo, Bosnia-Herzegovina were impaired. Using the income approach on a discounted cash flow basis to determine fair value, we recorded an impairment charge of $1.7 million for such amortizable intangibles. This charge is included in cost of service in the accompanying unaudited consolidated statements of income.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Our effective tax rates, reflected as the provision for income taxes divided by (loss) or income before income tax, including the effect of minority interest, were (15.2)% and 33.0% for the three months ended February 28, 2009 and February 29, 2008, respectively. Our effective tax rates were 100.5% and 34.5% for the nine months ended February 28, 2009 and February 29, 2008, respectively. The effective tax rate for the three and nine months ended February 28, 2009, reflects the impairment charge for our Money Transfer segment. This charge is non-deductible for tax purposes.

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

Foreign currencies— We have significant operations in subsidiaries in Canada, the United Kingdom, the Czech Republic and the Asia-Pacific region whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net (loss) income for the period. For the three and nine months ended February 28, 2009 and February 29, 2008, our transaction gains and losses were insignificant.

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

(Loss) earnings per share— Basic (loss) earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income for all periods presented.

Diluted (loss) earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share except in periods in which a loss is incurred. The diluted share base for the three months ended February 28, 2009 and February 29, 2008 excludes incremental shares of 2.3 million and 0.7 million, respectively, related to stock options. The diluted share base for the nine months ended February 28, 2009 and February 29, 2008 excludes incremental shares of 2.1 million and 0.6 million, respectively, related to stock options. These shares were not considered in computing diluted (loss) earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(in thousands, except per share data)
Basic EPS:
Net (loss) income available to common shareholders	$(106,776)	$40,055	$(342)	$121,943

Basic weighted average shares outstanding	79,835	79,219	79,676	79,584

(Loss) Earnings per share	$(1.34)	$0.51	$—	$1.53

Diluted EPS:
Net (loss) income available to common shareholders	$(106,776)	$40,055	$(342)	$121,943

Basic weighted average shares outstanding	79,835	79,219	79,676	79,584
Plus: dilutive effect of stock options and restricted stock awards	—	1,431	—	1,439

Diluted weighted average shares outstanding	79,835	80,650	79,676	81,023

(Loss) Earnings per share	$(1.34)	$0.50	$—	$1.51

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). This statement applies to the accounting for noncontrolling interests (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 will become effective for us on June 1, 2009. As further described in Note 12, we have minority interests that include redemption provisions that are not solely within our control, commonly referred to as redeemable minority interests. At the March 12, 2008 meeting of the FASB Emerging Issues Task Force (“EITF”), certain revisions occurred to EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”). These revisions clarified that Topic D-98 applies to redeemable minority interests and requires that its provisions be applied no later than the effective date of FAS 160. Upon adoption of this standard and in conjunction with the provisions of Topic D-98, an adjustment for the then fair value of redeemable minority interests will be required. This adjustment will ultimately increase the carrying value of redeemable minority interests to the redemption value with a corresponding charge to equity. Topic D-98 allows for a choice of either accreting redeemable minority interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. We have elected to recognize the changes in the redemption value immediately. We will apply the guidance of Topic D-98 in our consolidated financial statements beginning June 1, 2009, which will result in us recording the fair value of our redeemable minority interest as of June 1, 2009 with a corresponding adjustment to retained earnings in the consolidated balance sheets. Had we adopted this guidance as of February 28, 2009, we would have recorded a

$449.5 million increase to minority interest in equity of subsidiaries with a corresponding decrease to retained earnings in the consolidated balance sheets.

NOTE 2—IMPAIRMENT AND RESTRUCTURING CHARGES

Impairment

The downturn in the construction market, immigrant labor trends, and overall decrease in economic growth in the United States and Spain is projected to continue for an extended period. These negative macroeconomic factors contributed to decreased projected future cash flows for our United States and Europe Money Transfer reporting units. This decrease in projected cash flows resulted in the carrying amounts of these reporting units being greater than the fair values. Our DolEx trademark in our United States Money Transfer reporting unit was reviewed for impairment in conjunction with our annual impairment test and was deemed to be impaired. We also reviewed the long-lived assets of these reporting units for impairment pursuant to the guidance in FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded an impairment charge to certain of our long-lived assets.

The following details the impairment charge resulting from our review (in thousands):

Three Months Ended February 28, 2009
Goodwill	$136,800
Trademark	10,000
Other long-lived assets	864

Total	$147,664

Restructuring

During the fourth quarter of fiscal 2007, we committed to close two locations and consolidate their functions into existing locations, which is consistent with our strategy to leverage infrastructure and consolidate operations. These restructuring plans required staff reduction and facility closure costs and were completed during our third quarter of fiscal 2008. We recorded related restructuring charges of $1.3 million during the nine months ended February 29, 2008.

NOTE 3—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

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

Global Payments Asia-Pacific Philippines Incorporated

On September 4, 2008, Global Payments Asia-Pacific, Limited (“GPAP”), the entity through which we conduct our merchant acquiring business in the Asia-Pacific region, acquired Global Payments Asia-Pacific Philippines Incorporated (“GPAP Philippines”), a newly formed company into which HSBC Asia contributed its merchant acquiring business in the Philippines. We own 56% of GPAP and HSBC Asia owns the remaining 44%. We purchased our share of GPAP Philippines for $10.9 million. The purpose of this acquisition was to expand our presence in the Asia-Pacific market. This business acquisition was not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

The following table summarizes the preliminary purchase price allocation (in thousands):

Total
Goodwill	$6,286
Customer-related intangible assets	3,248
Contract-based intangible assets	952
Trademark	224
Property and equipment	300

Total assets acquired	11,010
Minority interest in equity of subsidiary (at historical cost)	(132)

Net assets acquired	$10,878

The customer-related intangible assets have amortization periods of 12 years. The contract-based intangible assets have amortization periods of 8 years. The trademark has an amortization period of 5 years.

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

The purchase price totaled $441.6 million, consisting of $438.6 million cash consideration plus $3.0 million of direct out of pocket costs. The following table summarizes the preliminary purchase price allocation (in thousands):

Total
Goodwill	$300,324
Customer-related intangible assets	117,063
Contract-based intangible assets	13,462
Trademark	2,209
Property and equipment	21,478
Other current assets	112

Total assets acquired	454,648
Minority interest in equity of subsidiary (at historical cost)	(13,014)

Net assets acquired	$441,634

All of the goodwill associated with the acquisition is expected to be deductible for tax purposes. The customer-related intangible assets have amortization periods of 13 years. The contract-based intangible assets have amortization periods of 7 years. The trademark has an amortization period of 5 years.

The following pro forma information shows the results of our operations for the three and nine months ended February 28, 2009 and February 29, 2008 as if the HSBC Merchant Services acquisition had occurred on June 1, 2007. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results expected due to the integration of the acquired business.

	Three Months Ended		Nine Months Ended
	February 28, 2009 (Actual)	February 29, 2008 (Pro forma)	February 28, 2009 (Pro forma)	February 29, 2008 (Pro forma)
	(in thousands, except per share data)
Total revenues	$392,663	$367,207	$1,220,428	$1,106,833
Net (loss) income for the period	$(106,776)	$42,947	$922	$131,038

Net (loss) income per share, basic	$(1.34)	$0.54	$0.01	$1.65
Net (loss) income per share, diluted	$(1.34)	$0.54	$0.01	$1.62

Money Transfer Branch Locations

During the second quarter of fiscal 2009, we completed the second and final series of money transfer branch location acquisitions in the United States as part of an assignment and asset purchase agreement with a privately held company. The purpose of this acquisition was to increase the market presence of our DolEx-branded money transfer offering. The following table summarizes the preliminary purchase price allocation of this business acquisition (in thousands):

Total
Goodwill	$745
Contract-based intangible assets	37
Customer-related intangible assets	11

Net assets acquired	$793

Pursuant to our annual impairment test, goodwill and other intangibles related to our Money Transfer business were deemed impaired. Please see Note 2 – Impairment and Restructuring Charges for further information.

This business acquisition was not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

Discover

During the year ended May 31, 2008, we acquired a portfolio of merchants that process Discover transactions and the rights to process Discover transactions for our existing and new merchants. The purchase of the portfolio was structured to occur in tranches. During the nine months ended February 28, 2009, additional tranches were purchased for $1.3 million. Goodwill and intangible assets associated with these acquisitions were $0.8 million and $0.6 million, respectively. As a result of this acquisition, we now process Discover transactions similarly to how we currently process Visa and MasterCard transactions. The purpose of this acquisition was to offer merchants a single point of contact for Discover, Visa and MasterCard card processing. The operating results of the acquired portfolio have been included in our unaudited consolidated financial statements from the dates of acquisition. The customer-related intangible assets have amortization periods of 10 years. These business acquisitions were not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to these acquisitions.

In connection with these Discover related purchases, we have sold the contractual rights to future commissions on Discover transactions to certain of our ISOs. Contractual rights sold totaled $7.6 million during the year ended May 31, 2008 and $1.0 million during the nine months ended February 28, 2009. Such sale proceeds are generally collected in installments over periods ranging from three to nine months. During the nine months ended February 28, 2009, we collected $4.3 million of such proceeds, which are included in the Proceeds from sale of investment and contractual rights line item of our unaudited consolidated statement of cash flows. We do not recognize gains on these sales of contractual rights at the time of sale. Proceeds are deferred and recognized as a reduction of the related commission expense. During the three and nine months ended February 28, 2009, we recognized $0.3 million and $0.9 million, respectively, of such deferred sales proceeds.

NOTE 4—GOODWILL

The changes to the goodwill balance during the nine months ended February 28, 2009 are as follows (in thousands):

Goodwill balance as of May 31, 2008	$497,136
Goodwill acquired	308,118
Impairment charge(1)	(136,800)
Effect of foreign currency translation on goodwill carrying value	(132,466)

Goodwill balance as of February 28, 2009	$535,988

(1)	Please see Note 2 – Impairment and Restructuring Charges for further information.

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	February 28, 2009	May 31, 2008
	(in thousands)
Lines of credit:
U.S. Credit Facility	$—	$—
China Credit Facility	1,243	577
Canada Credit Facility	—	—
National Bank of Canada (“NBC”) Credit Facility	1,876	71
Macau Credit Facility	875	879
Sri Lanka Credit Facility	116	—
Term loan	190,000	—

Total debt	$194,110	$1,527

Current portion	29,110	1,527
Long-term portion	165,000	—

Total debt	$194,110	$1,527

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the U.S. Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from Visa, MasterCard, and Interac Associates. Further, the Canada and NBC Credit Facilities allow us to provide certain Canadian merchants with “same day value,” which is the practice of giving merchants value as of the date of the applicable sale for credit and debit card transactions processed after the close of the banking day.

Term Loan

On June 23, 2008, we entered into a new five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund our HSBC Merchant Services acquisition (Note 3). The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of February 28, 2009 the interest rate on the term loan was 2.00%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of February 28, 2009, the outstanding balance of the term loan was $190.0 million. The $5.0 million quarterly principal payment scheduled for February 28, 2009 was paid on March 2, 2009, as the contractual payment due date fell on a weekend.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our U.S. Credit Facility, our Canada Credit Facility, and our NBC Credit Facility. We complied with these covenants as of February 28, 2009.

NOTE 6—INCOME TAX

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) on June 1, 2007. As a result of this adoption, we recorded a $1.5 million increase in the liability for unrecognized income tax benefits, which was accounted for as a $1.0 million reduction to the June 1, 2007 balance of retained earnings and a $0.5 million reduction to the June 1, 2007 balance of additional paid-in capital. As of February 28, 2009, other long-term liabilities included liabilities for unrecognized income tax benefits of $2.8 million and accrued interest and penalties of $0.7 million.

We recognize accrued interest related to our liabilities for unrecognized income tax benefits in interest expense. We accrue penalty expense related to our liabilities for unrecognized tax benefits in sales, general and administrative expenses. During the three months ended February 28, 2009, we recognized additional liabilities of $0.2 million for unrecognized income tax benefits. Accrued interest and penalty expense was insignificant during this period. During the nine months ended February 28, 2009, we reversed $0.9 million of liabilities for unrecognized income tax benefits and $0.3 million of accrued interest and penalty expense as a result of the expiration of statutes of limitations. The $0.9 million liability reversal was reflected as an income tax benefit. During the three and nine months ended February 29, 2008, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were not significant.

In addition, we anticipate the total amount of liabilities for unrecognized income tax benefits will decrease by $1.2 million net of interest and penalties, from our foreign operations within the twelve months ending February 2010, as a result of the expiration of the statute of limitations.

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

NOTE 7—SHAREHOLDERS’ EQUITY

Our Board of Directors approved a share repurchase program that authorized the purchase of up to $100.0 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2.3 million shares of our common stock during fiscal 2008 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. We did not repurchase shares of our common stock during the first nine months of fiscal 2009. As of February 28, 2009, we had $13.0 million remaining under our current share repurchase authorization.

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

As of February 28, 2009, we have four share-based employee compensation plans. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of February 28, 2009 are 4.5 million for the 2005 Plan and 0.4 million for the Director Plan.

The following table summarizes the share-based compensation cost charged to income for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan and (iv) our restricted stock program. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income is also presented.

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(in thousands)
Share-based compensation cost	$3,800	$3,261	$10,954	$9,853
Income tax benefit	$1,356	$1,168	$3,870	$3,457

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

The following is a summary of our stock option plans as of and for the nine months ended February 28, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31	4,536	$27
Granted	260	43
Cancelled	(69)	39
Exercised	(373)	22

Outstanding at February 28	4,354	28	5.5	$24.4

Options exercisable at February 28	3,316	24	4.8	$24.4

The aggregate intrinsic value of stock options exercised during the nine months ended February 28, 2009 and February 29, 2008 was $7.6 million and $15.5 million, respectively. As of February 28, 2009, we had $7.7 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 1.3 years.

The weighted average grant-date fair values of each option granted during the nine months ended February 28, 2009 and February 29, 2008 were $13 and $14, respectively. The fair value of each option granted during the nine months ended February 28, 2009 and February 29, 2008 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	Nine Months Ended
	February 28, 2009	February 29, 2008
2005 Plan
Risk-free interest rates	3.15%	4.51%
Expected volatility	28.27%	31.67%
Dividend yields	0.19%	0.19%
Expected lives	5 years	5 years

Directors Plan
Risk-free interest rates	2.68%	4.21%
Expected volatility	28.17%	31.70%
Dividend yields	0.19%	0.19%
Expected lives	5 years	5 years

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

The following table summarizes the changes in non-vested restricted stock awards for the nine months ended February 28, 2009:

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)
Non-vested at May 31	518	$39
Granted	428	43
Vested	(158)	39
Forfeited	(17)	40

Non-vested at February 28	771	42

The total fair value of shares vested during the nine months ended February 28, 2009 was $6.2 million. During the nine months ended February 28, 2008, the weighted average grant-date fair value of shares vested was $29 and the total fair value of shares vested was $3.7 million.

We recognized compensation expenses for restricted stock of $2.5 million and $1.4 million in the three months ended February 28, 2009 and February 29, 2008, respectively. We recognized compensation expenses for restricted stock of $6.6 million and $3.7 million in the nine months ended February 28, 2009 and February 29, 2008, respectively. As of February 28, 2009, there was $26.2 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of February 28, 2009, 0.8 million shares had been issued under this plan, with 1.6 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during both the nine months ended February 28, 2009 and February 29, 2008 was $6, which represents the fair value of the 15% discount.

NOTE 9—COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(in thousands)
Net (loss) income	$(106,776)	$40,055	$(342)	$121,943
Foreign currency translation, net of tax of $(2,062) and $1,737; $14,842 and $(5,181), respectively	(49,114)	10,347	(227,938)	39,876

Total comprehensive (loss) income	$(155,890)	$50,402	$(228,280)	$161,819

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Nine Months Ended
	February 28, 2009	February 29, 2008
	(in thousands)
Income taxes paid, net of refunds	$64,234	$52,956
Interest paid	8,822	5,165

NOTE 11—SEGMENT INFORMATION

General information

During the nine months ended February 29, 2009, we began assessing our operating performance using a new segment structure. We made this change as a result of our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP in the United Kingdom, in addition to anticipated future international expansion. Beginning with the quarter ended August 31, 2008, the reportable segments are defined as North America Merchant Services, International Merchant Services, and Money Transfer. The following tables reflect these changes and the reportable segments for the three and nine months ended February 29, 2008 have been restated to be consistent with this presentation.

The merchant services segments primarily offer processing solutions for credit cards, debit cards, and check-related services. The money transfer segment offers money transfer services to consumers, primarily from the United States and Europe to Latin America, Morocco, the Philippines, Romania, Poland and other destinations.

Information about profit and assets

We evaluate performance and allocate resources based on the operating income of each segment. The operating income of each segment includes the revenues of the segment less those expenses that are directly related to those revenues. Operating overhead, shared costs, and certain compensation costs are included in the following table. Interest expense or income and income tax expense are not allocated to the individual segments. Additionally, impairment and restructuring charges are not allocated to the individual segments and are separately presented below. Lastly, we do not evaluate performance or allocate resources using segment asset data. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and nine months ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
	(in thousands)
Revenues:
United States	$206,237	$182,038	$599,082	$537,603
Canada	68,202	61,256	232,779	193,705

North America merchant services	274,439	243,294	831,861	731,308

Europe	62,109	14,455	194,881	42,365
Asia-Pacific	22,980	18,977	67,630	53,467

International merchant services	85,089	33,432	262,511	95,832

United States	26,605	28,007	84,596	86,003
Europe	6,530	5,908	20,515	17,254

Money transfer	33,135	33,915	105,111	103,257

Consolidated revenues	$392,663	$310,641	$1,199,483	$930,397

Operating income for segments:
North America merchant services	$57,909	$67,792	$213,409	$205,007
International merchant services	20,771	4,326	62,136	14,309
Money transfer	3,403	1,156	12,764	6,117
Corporate	(16,297)	(13,363)	(46,661)	(39,542)
Impairment and restructuring charges	(147,664)	—	(147,664)	(1,317)

Consolidated operating (loss) income	$(81,878)	$59,911	$93,984	$184,574

Depreciation and amortization:
North America merchant services	$5,447	$6,663	$17,480	$19,691
International merchant services	8,669	3,041	29,190	8,222
Money transfer	1,063	1,426	3,378	3,960
Corporate	118	112	349	347

Consolidated depreciation and amortization	$15,297	$11,242	$50,397	$32,220

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 12—COMMITMENTS AND CONTINGENCIES

We have a redeemable minority interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia may compel us to purchase, at fair value, additional GPAP shares from HSBC Asia (the “AP Put Option”). HSBC Asia may exercise the AP Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the AP Put Option, HSBC Asia can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until beginning in July 2011, we estimate the maximum total redemption amount of the minority interest under the AP Put Option would be $93.3 million, as of February 28, 2009.

We also have a redeemable minority interest associated with the HSBC Merchant Services LLP partnership agreement. Under the HSBC Merchant Services LLP partnership agreement, HSBC UK may compel us to purchase, at fair value, additional membership units (the “UK Put Option”). HSBC UK may exercise the UK Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the UK Put Option, HSBC UK can require us to purchase, on an annual basis, up to 15% of the total membership units. Additionally, on the tenth anniversary of closing and each tenth anniversary thereafter, HSBC UK may compel us to purchase all of their membership units at fair value. While not redeemable until June 2013, we estimate the maximum total redemption amount of the minority interest under the UK Put Option would be $379.1 million, as of February 28, 2009.

During the nine months ended February 28, 2009, we sold a 20% interest in Global Payments Credit Services (“GPCS”), a leading credit information company in Russia, to Equifax Decision Systems, BV (“Equifax”) for $3.0 million in cash (the “GPCS sale”). Prior to the GPCS sale, we owned 50% of GPCS, and we consolidated the results of GPCS for financial reporting purposes. Subsequent to the GPCS sale, we own 30% of GPCS, and we account for our interest in GPCS under the equity method. Under the terms of a new shareholders’ agreement, we and the other shareholders are required to make periodic capital contributions to GPCS through 2010. Our minimum required capital contributions total $2.3 million, and we may be required to contribute up to $3.9 million. During the nine months ended February 28, 2009 we made capital contributions of $0.4 million. Due to these required capital contributions, we have deferred the recognition of a $2.8 million pre-tax gain on the GPCS sale. We anticipate that we will recognize this gain once we have fulfilled our capital contribution requirements. The deferred gain has been reflected as a reduction of our investment in GPCS. As a result, our investment in GPCS, net of the deferred gain of $2.8 million, is included in Other Long-term Liabilities on our unaudited consolidated balance sheet as of February 28, 2009. Net proceeds of $2.9 million from the GPCS sale are included in the proceeds from sale of investments and contractual rights line item of our unaudited consolidated statement of cash flows.

On September 9, 2008, we announced that we have agreed to acquire all of the outstanding stock of ZAO United Card Service (“UCS”), a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from ZAO United Investments. We are currently in discussions with the Seller regarding the terms and conditions of the agreement.

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

Our money transfer segment provides money transfer services. A majority of the revenue derived from our money transfer offering consists of our electronic money transfer services marketed under our DolEx brand to the population of first generation Latin Americans living in the United States. This consumer segment enables customers to transfer money to family and friends living in Latin America. Our Europhil brand operates money transfer origination locations in Europe and settlement locations in Morocco, the Philippines, Romania, Poland and other destinations.

Our products and services are marketed through a variety of distinct sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions.

Executive Overview

During the three and nine months ended February 28, 2009, we experienced revenue growth of 26% and 29%, respectively. Operating income declined significantly due to a pre-tax impairment charge of $147.7 million in our money transfer business resulting from our annual goodwill impairment test. The outlook for our money transfer business has significantly declined given the difficult macroeconomic conditions. Additionally, our results were affected by unfavorable foreign currency trends and to a lesser extent continuing negative macroeconomic conditions.

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

Revenues increased during the three months and nine months ended February 28, 2009 compared to the prior year’s comparable period. Our North American segment reported strong growth primarily driven by successful pricing initiatives in Canada offset by an unfavorable foreign currency exchange impact, and modest macroeconomic-based softening in our Canadian volumes. Our ISO channel continues to be the primary factor behind our expanding market share in the United States as evidenced by our 15% transaction growth for the quarter. In addition, revenues increased in our International merchant services segment due to our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP and strong growth in the Asia Pacific region. Our money transfer business continues to face difficult macroeconomic environment and Latino immigration trends; however we have initiated cost containment measures resulting in increased margins.

Operating margins were impacted by the negative currency exchange rates and modest softening across all of our businesses due to the macroeconomic environment. For the three months ended February 28, 2009 currency exchange rate fluctuations decreased our revenues by $35.4 million and our earnings by $0.10 per diluted share. For the nine months ended February 28, 2009 currency exchange rate fluctuations reduced our revenues by $50.2 million and our earnings by $0.14 per diluted share. To calculate this we converted our fiscal 2009 actual revenues at fiscal 2008 rates. Also, in the three and nine months ended February 28, 2009 compared to the prior year’s comparable period, our United States direct credit card average dollar value of transaction, or average ticket, decreased in the high single digit percentage range. We believe this decline, while partially due to a shift toward smaller merchants added through our ISOs, was in part driven by lower consumer spending as a result of a weakened economy. We expect this trend to continue for the remainder of the fiscal year. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

Results of Operations

The following table shows key selected financial data for the three months ended February 28, 2009 and February 29, 2008, this data as a percentage of total revenue, and the changes between three months ended February 28, 2009 and February 29, 2008, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended February 28, 2009	% of Revenue(1)	Three Months Ended February 29, 2008	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$206,237	53%	$182,038	59%	$24,199	13%
Canada	68,202	17	61,256	20	6,946	11

North America merchant services	274,439	70	243,294	78	31,145	13

Europe	62,109	16	14,455	5	47,654	330
Asia-Pacific	22,980	6	18,977	6	4,003	21

International merchant services	85,089	22	33,432	11	51,657	155

United States	26,605	7	28,007	9	(1,402)	(5)
Europe	6,530	2	5,908	2	622	11

Money transfer	33,135	8	33,915	11	(780)	(2)

Total revenues	$392,663	100%	$310,641	100%	$82,022	26%

Consolidated operating expenses:
Cost of service	$146,760	37.4%	$117,661	37.9%	$29,099	25%
Sales, general and administrative	180,117	45.9	133,069	42.8	47,048	35
Impairment	147,664	37.6	—	—	147,664	—

Operating (loss) income	$(81,878)	—	$59,911	19.3%	$(141,789)	(237)%

Operating (loss) income for segments:
North America merchant services	$57,909		$67,792		$(9,883)	(15)%
International merchant services	20,771		4,326		16,445	380
Money transfer	3,403		1,156		2,247	194
Corporate	(16,297)		(13,363)		(2,934)	(22)
Impairment	(147,664)		—		(147,664)	—

Operating (loss) income	$(81,878)		$59,911		$(141,789)	(237)%

Operating margin for segments:
North America merchant services	21.1%		27.9%		(6.8)%
International merchant services	24.4%		12.9%		11.5%
Money transfer segment	10.3%		3.4%		6.9%

(1)	Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the nine months ended February 28, 2009 and February 29, 2008, this data as a percentage of total revenue, and the changes between nine months ended February 28, 2009 and February 29, 2008, in dollars and as a percentage of the prior year’s comparable period.

	Nine Months Ended February 28, 2009	% of Revenue(1)	Nine Months Ended February 29, 2008	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$599,082	50%	$537,603	58%	$61,479	11%
Canada	232,779	19	193,705	21	39,074	20

North America merchant services	831,861	69	731,308	79	100,553	14

Europe	194,881	16	42,365	5	152,516	360
Asia-Pacific	67,630	6	53,467	6	14,163	26

International merchant services	262,511	22	95,832	10	166,679	174

United States	84,596	7	86,003	9	(1,407)	(2)
Europe	20,515	2	17,254	2	3,261	19

Money transfer	105,111	9	103,257	11	1,854	2

Total revenues	$1,199,483	100%	$930,397	100%	$269,086	29%

Consolidated operating expenses:
Cost of service	$445,248	37.1%	$350,483	37.7%	$94,765	27%
Sales, general and administrative	512,587	42.7	394,023	42.3	118,564	30
Impairment and restructuring charges	147,664	12.3	1,317	0.1	146,347	11,112

Operating income	$93,984	7.8%	$184,574	19.8%	$(90,590)	(49)%

Operating (loss) income for segments:
North America merchant services	$213,409		$205,007		$8,402	4%
International merchant services	62,136		14,309		47,827	334
Money transfer	12,764		6,117		6,647	109
Corporate	(46,661)		(39,542)		(7,119)	(18)
Impairment and restructuring charges	(147,664)		(1,317)		(146,347)	11,112

Operating (loss) income	$93,984		$184,574		$(90,590)	(49)%

Operating margin for segments:
North America merchant services	25.7%		28.0%		(2.3)%
International merchant services	23.7%		14.9%		8.8%
Money transfer segment	12.1%		5.9%		6.2%

(1)	Percentage amounts may not sum to the total due to rounding.

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

In the three months ended February 28, 2009, revenues increased 26% to $392.7 million compared to the prior year’s comparable period. In the nine months ended February 28, 2009, revenues increased 29% to $1,199.5 million compared to the prior year’s comparable period. We attribute this revenue growth primarily to our acquisition of 51% of HSBC Merchant Services LLP in our International merchant services segment and to growth in our North America merchant services segment. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable growth through acquisitions, pursue enhanced products and services for our customers, and leverage our existing business model. We expect our fiscal 2009 consolidated revenues to range from $1,550 million to $1,580 million, reflecting growth of 22% to 24% over fiscal 2008. This range includes the partial year impact of our June 30, 2008 acquisition of HSBC Merchant Services LLP in the United Kingdom.

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the three and nine months ended February 28, 2009, currency exchange rate fluctuations reduced our revenues by $35.4 million and $50.2 million, respectively.

North America Merchant Services Segment

In the three months ended February 28, 2009, revenue from our North America merchant services segment increased 13% to $274.4 million compared to the prior year’s comparable period. In the nine months ended February 28, 2009, revenue from our North America merchant services segment increased 14% to $831.9 million compared to the prior year’s comparable period.

We have continued to grow our United States channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For the three months ended February 28, 2009, our United States direct credit and debit card processed transactions grew 15% and our total United States revenue grew 13% compared to the prior year period. For the nine months ended February 28, 2009, our United States direct credit and debit card processed transactions grew 17% and our total United States revenue grew 11% compared to the prior year period. In the three and nine months ended February 28, 2009 compared to the prior year’s comparable period, our United States direct credit card average dollar value of transaction, or average ticket, decreased in the high single digit percentage range. We believe this decline was partially due to lower consumer spending as a result of a weakened economy, and we expect this trend to continue for the remainder of the fiscal year. In addition, this decline was also partially due to a shift toward smaller merchants added through our ISOs. Smaller merchants tend to have lower average tickets than larger merchants. Aside from the impact of changes in our average ticket, the remaining difference between our transaction growth and revenue growth is due to our service fees, equipment fees, check-related services, and our domestic indirect revenue. The total of this revenue grew at a lesser rate than our United States direct credit and debit card transaction growth.

For the three months ended February 28, 2009, our Canadian revenue grew 11% compared to the prior year period. For the nine months ended February 28, 2009, our Canadian revenue grew 20% compared to the prior year period. This growth was primarily due to favorable pricing trends and, to a lesser extent, transaction growth of 5%, partially offset by an unfavorable Canadian currency exchange rate. In addition, during the three months ended February 28, 2009, our average ticket in Canada declined in the mid-single digit range, which we believe may be partially due to lower consumer spending as a result of a weakened economy.

International Merchant Services Segment

For the three months ended February 28, 2009, our International merchant services revenue increased 155% to $85.1 million compared to the prior year period. This growth was primarily due to our acquisition of 51% of HSBC Merchant Services LLP. Revenues attributed to this acquisition were $50.0 million during the three months ended February 28, 2009. Our Asia-Pacific merchant services revenue for the three months ended February 28, 2009 increased 21% to $23.0 million compared to the prior year period. Our Asia-Pacific merchant services revenue has also grown due to the impact of our acquisition in the Philippines on September 4, 2008.

Money Transfer Segment

In the three months ended February 28, 2009, revenue from our money transfer segment decreased 2% to $33.1 million compared to the prior year’s comparable period. In the nine months ended February 28, 2009, revenue from our money transfer segment increased 2% to $105.1 million compared to the prior year’s comparable period.

Our United States money transfer channel relates to all revenue originating from the money transfer branches that we operate in the United States, which may include money transfers to destinations both inside and outside of the United States. For the three months ended February 28, 2009, our United States money transfer channel transactions decreased 18% and revenue decreased 5%, compared to the prior year’s comparable period. For the nine months ended February 28, 2009, our United States money transfer channel transactions decreased 14% and revenue decreased 2%, compared to the prior year’s comparable period.

As a result of our continuing efforts to close unprofitable branches, our United States branch footprint decreased to 756 branches as of February 28, 2009, compared to 825 branch locations as of February 28, 2008. On a sequential basis, our domestic branch footprint as of February 28, 2009 decreased by 20 locations compared to our domestic branch footprint as of November 30, 2008. This decrease in domestic branches was the result of the closure of underperforming locations, partially offset by new branch openings. We believe that an extended downturn in the United States construction market, immigrant labor trends, and a decrease in overall economic growth have negatively affected our United States money transfer channel.

Our European money transfer channel relates to all revenue generated from the money transfer branches that we operate in Europe, which may include money transfers to destinations both inside and outside of Europe. In Europe, we increased our branch footprint to 84 locations as of February 28, 2009, compared to 71 locations as of February 28, 2008, primarily through our acquisition of LFS Spain in May 2008. For the three months ended February 28, 2009, our European money transfer revenue grew 11%, primarily due to acquired branch locations, which resulted in transaction growth of 1%. For the nine months ended February 28, 2009, our European money transfer revenue grew 19%, primarily due to acquired branch locations, which resulted in transaction growth of 4%. The vast majority of our revenue in this channel is generated in Spain. Similar to the United States, Spain has experienced decrease in economic growth, which has negatively affected this channel.

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

Cost of service increased 25% to $146.8 million for the three months ended February 28, 2009 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 37.4% of revenue for the three months ended February 28, 2009 from 37.9% for the prior year’s comparable period. Cost of service increased 27% to $445.2 million for the nine months ended February 28, 2009 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 37.1% of revenue for the nine months ended February 28, 2009 from 37.7% for the prior year’s comparable period.

In the three and nine months ended February 28, 2009, the decline in cost of service as a percentage of revenue is related to our revenue growth and the related economies of scale benefits. The growth in cost of service expenses is primarily due to the acquisition of 51% of HSBC Merchant Services LLP and increases in variable processing expenses, such as card network charges, associated with our revenue growth.

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

Sales, general and administrative expenses increased 35% to $180.1 million in the three months ended February 28, 2009 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 45.9% for the three months ended February 28, 2009 compared to 42.8% in the prior year’s comparable period. Sales, general and administrative expenses increased 30% to $512.6 million in the nine months ended February 28, 2009 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 42.7% for the nine months ended February 28, 2009 compared to 42.3% in the prior year’s comparable period.

The increase in sales, general and administrative expenses is due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel and the acquisition of 51% of HSBC Merchant Services LLP. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. In addition, during the three and nine months ended February 29, 2008 we recorded a favorable impact from a non-recurring, non-cash operating tax item of $7.0 million.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment decreased 15% to $57.9 million for the three months ended February 28, 2009 compared to the prior year’s comparable period. The operating margin was 21.1% and 27.9% for the three months ended February 28, 2009 and February 29, 2008, respectively. Operating income in the North America merchant services segment increased 4% to $213.4 million for the nine months ended February 28, 2009 compared to the prior year’s comparable period. The decrease in operating income in the three months ended February 28, 2009 was primarily due to the favorable impact of a non-recurring, non-cash operating tax item of $7.0 million that was recognized in the three months ended February 29, 2008. Operating margin and operating income for the three months ended February 28, 2009 was also negatively impacted by fluctuations in foreign currency exchange rates when compared to the prior year’s comparable period. The operating margin was 25.7% and 28.0% for the nine months ended February 28, 2009 and February 29, 2008, respectively. The growth in operating income in the nine months ended February 28, 2009 was primarily due to the North America merchant services revenue growth and the related economies of scale benefits. The decrease in operating margin for the three and nine months ended February 28, 2009 compared to the prior year’s comparable periods is primarily the result of increased revenue from our ISO sales channel as a percentage of total revenue and the associated commission payments and the aforementioned favorable tax item of $7.0 million in 2008.

International Merchant Services Segment

Operating income in the International merchant services segment increased 380% to $20.8 million for the three months ended February 28, 2009 compared to the prior year’s comparable period. The operating margin was 24.4% and 12.9% for the three months ended February 28, 2009 and February 29, 2008, respectively. Operating income in the International merchant services segment increased 334% to $62.1 million for the nine months ended February 28, 2009 compared to the prior year’s comparable period. The operating margin was 23.7% and 14.9% for the nine months ended February 28, 2009 and February 29, 2008, respectively. This growth in operating income was primarily due to the impact of our new limited liability partnership with HSBC UK.

Money Transfer Segment

Operating income in the money transfer segment increased 194% to $3.4 million for the three months ended February 28, 2009 compared to the prior year’s comparable period. This increase resulted in an operating margin of 10.3% for the three months ended February 28, 2009, compared to 3.4% in the prior year’s comparable period. Operating income in the money transfer segment increased 109% to $12.8 million for the nine months ended February 28, 2009 compared to the prior year’s comparable period. This increase resulted in an operating margin of 12.1% for the nine months ended February 28, 2009, compared to 5.9% in the prior year’s comparable period. These results were primarily due to the impact of stabilized pricing and the closure of underperforming branch locations. In addition, during the prior year’s comparable period, we incurred costs associated with the closure of underperforming locations, such as lease termination fees and fixed asset write-offs.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs. Our corporate costs increased 22% to $16.3 million for the three months ended February 28, 2009 compared to the prior year’s comparable period. Our corporate costs increased 18% to $46.7 million for the nine months ended February 28, 2009 compared to the prior year’s comparable period.

Impairment and Restructuring Charges

Impairment

The downturn in the construction market, immigrant labor trends, and overall decrease in economic growth in the United States and Spain is projected to continue for an extended period. These negative macroeconomic factors contributed to decreased projected future cash flows for our Money Transfer reporting units. This decrease in projected cash flows resulted in the carrying amount of these reporting units being greater than the fair value. Our DolEx trademark in our United States Money Transfer reporting unit was also reviewed for impairment in conjunction with our annual impairment test and was deemed to be impaired. We also reviewed the long-lived assets of these reporting units for impairment pursuant to the guidance in FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded an impairment charge to certain of our long-lived assets.

The following details the impairment charge resulting from our review (in thousands):

Three Months Ended February 28, 2009
Goodwill	$136,800
Trademark	10,000
Other long-lived assets	864

Total	$147,664

Restructuring

During the fourth quarter of fiscal 2007, we committed to close two locations and consolidate their functions into existing locations, which is consistent with our strategy to leverage infrastructure and consolidate operations. These restructuring plans required staff reduction and facility closure costs and were completed during our third quarter of fiscal 2008. We recorded restructuring charges of $1.3 million during the nine months ended February 28, 2008. We do not expect to incur additional restructuring charges in fiscal 2009 related to these restructuring plans.

Consolidated Operating (Loss) Income

During the three months ended February 28, 2009 we experienced consolidated operating losses of $81.9 million compared to consolidated operating income of $59.9 million in the prior year. Consolidated operating income decreased 49% to $94.0 million for the nine months ended February 28, 2009 compared to the prior year’s comparable period. This change resulted in an operating margin of 7.8% for the nine months ended February 28, 2009 compared to 19.8% in the prior year’s comparable period. This decrease was primarily due to the non-cash impairment charge in our Money Transfer segment of $147.7 million related to the write-down of goodwill and indefinite-lived intangible assets, somewhat offset by the favorable impact of the HSBC UK acquisition.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other income, net decreased to $1.0 million for the three months ended February 28, 2009 compared to $2.6 million in the prior year’s comparable period. Other income, net decreased to $0.1 million for the nine months ended February 28, 2009 compared to $9.3 million in the prior year’s comparable period. This decrease was largely due to lower investment balances and rates of return.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by (loss) or income before income tax, including the effect of minority interest, were (15.2)% and 33.0% for the three months ended February 28, 2009 and February 29, 2008, respectively. Our effective tax rates, were 100.5% and 34.5% for the nine months ended February 28, 2009 and February 29, 2008, respectively. The effective tax rate for the three and nine months ended February 28, 2009, reflects the impairment charge for our Money Transfer segment. The goodwill impairment charge is non-deductible for tax purposes.

Minority Interest, Net of Tax

Minority interest, net of tax increased to $8.1 million from $3.2 million in the three months ended February 28, 2009 and February 29, 2008, respectively. Minority interest, net of tax increased to $27.7 million from $7.9 million in the nine months ended February 28, 2009 and February 29, 2008, respectively. The increase was primarily related to our recent HSBC UK acquisition.

Net (Loss) Income and Diluted Earnings Per Share

During the three and nine months ended February 28, 2009 we reported net losses of $106.8 million ($1.34 diluted loss per share) and $0.3 million ($0.00 diluted loss per share), respectively.

We expect diluted earnings per share to range from $0.35 to $0.42 for fiscal 2009.

Liquidity and Capital Resources

Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At February 28, 2009, we had cash and cash equivalents totaling $387.6 million. As of February 28, 2009, our cash and cash equivalents included $132.3 million related to Merchant reserves. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash provided by operating activities increased $84.9 million to $268.8 million in the nine months ended February 28, 2009 from the prior year’s comparable period. Our net loss of $0.3 million included non-cash adjustments for the impairment of goodwill and identified intangible assets of $147.7 million, a change in minority interest in earnings of $21.0 million and a change of $12.3 million in amortization of acquired intangibles. The change in minority interest in earnings is due to our new limited partnership with HSBC UK and with growth in our Asia-Pacific merchant services channel. In addition to our non-cash adjustments, we had cash provided by changes in working capital of $14.9 million.

Net cash used in investing activities increased $429.0 million to $472.9 million in the nine months ended February 28, 2009 from the prior year’s comparable period, primarily due to our $441.6 million investment in a partnership with HSBC UK and our $10.9 million investment in a partnership with HSBC Asia.

In the nine months ended February 28, 2009, we generated $175.3 million in cash provided by financing activities compared to $75.2 million cash used in financing activities in the prior year’s comparable period. The increase in cash provided by financing activities was primarily due to our new five year, $200.0 million term loan agreement. In addition, this increase was also due in part to our purchase of $87.0 million in shares of our common stock during the nine months ended February 29, 2008, while we did not repurchase any common stock during the comparable period.

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

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2008 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Redeemable Minority Interest

We have a redeemable minority interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia may compel us to purchase, at fair value, additional GPAP shares from HSBC Asia (the “AP Put Option”). HSBC Asia may exercise the AP Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the AP Put Option, HSBC Asia can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until beginning in July 2011, we estimate the maximum total redemption amount of the minority interest under the AP Put Option would be $93.3 million, as of February 28, 2009.

We also have a redeemable minority interest associated with the HSBC Merchant Services LLP partnership agreement. Under the HSBC Merchant Services LLP partnership agreement, HSBC UK may compel us to purchase, at fair value, additional membership units (the “UK Put Option”). HSBC UK may exercise the UK Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the UK Put Option, HSBC UK can require us to purchase, on an annual basis, up to 15% of the total membership units. Additionally, on the tenth anniversary of closing and each tenth anniversary thereafter, HSBC UK may compel us to purchase all of their membership units at fair value. While not redeemable until June 2013, we estimate the maximum total redemption amount of the minority interest under the UK Put Option would be $379.1 million, as of February 28, 2009.

We will adopt the provisions of EITF Topic D-98 beginning June 1, 2009. Topic D-98 requires that redeemable minority interests be recorded at fair value. Had we adopted Topic D-98 as of February 28, 2009, we would have recorded a $449.5 million increase to minority interest in equity of subsidiaries with a corresponding decrease to retained earnings in the consolidated balance sheets.

Pending UCS Transaction

On September 9, 2008, we announced that we have agreed to acquire all of the outstanding stock of ZAO United Card Service (“UCS”), a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from ZAO United Investments. We are currently in discussions with the Seller regarding the terms and conditions of the agreement.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	February 28, 2009	May 31, 2008
	(in thousands)
Lines of credit:
U.S. Credit Facility	$—	$—
China Credit Facility	1,243	577
Canada Credit Facility	—	—
National Bank of Canada (“NBC”) Credit Facility	1,876	71
Macau Credit Facility	875	879
Sri Lanka Credit Facility	116	—
Term loan	190,000	—

Total debt	$194,110	$1,527

Current portion	29,110	1,527
Long-term portion	165,000	—

Total debt	$194,110	$1,527

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the U.S. Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from Visa, MasterCard, and Interac Associates. Further, the Canada and NBC Credit Facilities allow us to provide certain Canadian merchants with “same day value,” which is the practice of giving merchants value as of the date of the applicable sale for credit and debit card transactions processed after the close of the banking day.

Term Loan

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund our HSBC Merchant Services acquisition. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of February 28, 2009 the interest rate on the term loan was 2.00%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of February 28, 2009, the outstanding balance of the term loan was $190.0 million. The $5.0 million quarterly principal payment scheduled for February 28, 2009 was paid on March 2, 2009, as the contractual payment due date fell on a weekend.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our U.S Credit Facility, our Canadian Credit Facility, and our NBC Credit Facility. We complied with these covenants as of February 28, 2009.

Global Payments Credit Services (“GPCS”) Sale

During the nine months ended February 28, 2009, we sold a 20% interest in Global Payments Credit Services (“GPCS”), a leading credit information company in Russia, to Equifax Decision Systems, BV (“Equifax”) for $3.0 million in cash (the “GPCS sale”). Prior to the GPCS sale, we owned 50% of GPCS, and we consolidated the results of GPCS for financial reporting purposes. Subsequent to the GPCS sale, we own 30% of GPCS, and we account for our interest in GPCS under the equity method. Under the terms of a new shareholders’ agreement, we and the other shareholders are required to make periodic capital contributions to GPCS through 2010. Our minimum required capital contributions total $2.3 million, and we may be required to contribute up to $3.9 million. During the nine months ended February 28, 2009 we made capital contributions of $0.4 million. Due to these required capital contributions, we have deferred the recognition of a $2.8 million pre-tax gain on the GPCS sale. We anticipate that we will recognize this gain once we have fulfilled our capital contribution requirements. The deferred gain has been reflected as a reduction of our investment in GPCS. As a result, our investment in GPCS, net of the deferred gain of $2.8 million, is included in Other Long-term Liabilities on our unaudited consolidated balance sheet as of February 28, 2009. Net proceeds of $2.9 million from the GPCS sale are included in the proceeds from sale of investments and contractual rights line item of our unaudited consolidated statement of cash flows.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the nine months ended February 28, 2009, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2008. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2008 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Canadian dollars, British Pound Sterling, Euros and the various currencies of the Asia-Pacific region, Central and Eastern Europe, and Central and South America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the nine months ended February 28, 2009, currency rate fluctuations reduced our revenues by $50.2 million and our diluted earnings per share by $0.14. To calculate this we converted our fiscal 2009 actual revenues at fiscal 2008 rates.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 contains additional information regarding our exposure to market risk.

Item 4.    Controls and Procedures

As of February 28, 2009, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the first quarter of fiscal 2009, we completed the purchase of a fifty-one percent ownership interest in the merchant acquiring business of HSBC UK. This business provides card payment processing services to merchants in the United Kingdom. We intend to integrate the payment processing operations and related support services into our own operations. HSBC UK will continue to provide these operations and services to the business under a transition services agreement until the integration efforts are completed. We are currently evaluating the conversion effort and a timetable for completion has not been established at this time. Until we can integrate the business’ financial reporting function into our own, we will rely on HSBC UK to provide certain financial data for the business for purposes of preparing our consolidated financial statements. Accordingly, our internal controls over financial reporting are reasonably likely to be materially affected, by HSBC UK’s internal controls and procedures. In order to mitigate this risk, we have implemented certain internal controls and expect to continue to implement other internal controls over financial reporting which monitor the financial data being provided by HSBC UK.

Other than as discussed in the previous paragraph, there were no changes in our internal control over financial reporting during the quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.    Risk Factors

Risks associated with foreign currency exchange fluctuations could adversely affect our business, financial position and results of operations.

We are exposed to foreign currency risks resulting from changes in currency exchange rates because of our international operations in the United Kingdom, Canada, the Czech Republic, and throughout the Asia-Pacific region, as well as our significant electronic money transfer operations in the United States and Europe. Volatility in currency exchange rates has affected and may continue to affect our financial results. For example, for the three months ended February 28, 2009, currency exchange rate fluctuations reduced our revenues by $35.4 million and our earnings by $0.10 per diluted share. For the nine months ended February 28, 2009 currency exchange rate fluctuations reduced our revenues by $50.2 million and our earnings by $0.14 per diluted share. To calculate this we converted our fiscal 2009 actual revenues at fiscal 2008 rates. We do not use forward contracts or other derivative instruments to mitigate the risks associated with fluctuating exchange rates. Further fluctuations in currency exchange rates could adversely affect our results of operations in future periods.

Risks associated with reduced levels of consumer spending could adversely affect our revenues and earnings.

Significant portions of our revenue and earnings are derived from fees from processing consumer credit card and debit card transactions and electronic money transfer transactions. We are exposed to general economic conditions that effect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A general reduction in consumer spending in the United States or any other country where we do business could adversely affect our revenues and earnings. For example, in the three and nine months ended February 28, 2009 compared to the prior year’s comparable period, our United States direct credit card average dollar value of transaction, or average ticket, decreased in the high single digit percentage range. We believe this decline, while partially due to a shift toward smaller merchants added through our ISOs, was in part driven by lower consumer spending as a result of a weakened economy, and we expect this trend to continue for the remainder of the fiscal year.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the third quarter of fiscal 2009, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)

December 1, 2008 – December 31, 2008	—	$—	—	$12,980,136

January 1, 2009 – January 31, 2009	—	—	—	$12,980,136

February 1, 2009 – February 28, 2009	—	—	—	$12,980,136

Total	—	$—	—

Note: Our Board of Directors has approved a share repurchase program that authorized the purchase of up to $100.0 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2.3 million shares of our common stock during fiscal 2008 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. This authorization has no expiration date and may be suspended or terminated at any time. Repurchased shares will be retired but will be available for future issuance.

Item 6.    Exhibits

List of Exhibits

3.1

Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.1	Second Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated December 15, 2008 filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K dated May 31, 2008, File No. 001-16111, and incorporated herein by reference.

10.2	Third Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated December 31, 2008 filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K dated May 31, 2008, File No. 001-16111, and incorporated herein by reference.

10.3	Amendment to Employment Agreement for Paul R. Garcia, filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference

10.4	Amendment to Employment Agreement for James G. Kelly, filed as Exhibit 99.1 to the Registrant’s Form 8-K/A dated June 2, 2006, File No. 001-16111, and incorporated herein by reference.

10.5	Amendment to Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111, and incorporated herein by reference.

10.6	Employment Agreement for Joseph C. Hyde dated November 3, 2008, filed as Exhibit 10.6 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.7	Amendment to Employment Agreement for Carl J. Williams dated March 15, 2004, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: April 6, 2009	/s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: April 6, 2009	/s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer