Form 10-K
period 2009-05-31
GLOBAL PAYMENTS INC
filed 2009-07-28
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,650,636,221.

The number of shares of the registrant’s common stock outstanding at July 23, 2009 was 80,535,270 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s proxy statement for the 2009 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.

2009 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1—BUSINESS

General Developments

Financial Highlights

In the year ended May 31, 2009, or fiscal 2009, revenue increased 26% to $1,601.5 million from $1,274.2 million in the year ended May 31, 2008, or fiscal 2008. This revenue growth was primarily due to our acquisition of 51% of HSBC Merchant Services LLP (the “LLP”) in our International merchant services segment and growth in our North America merchant services segment. Consolidated operating income was $161.4 million for fiscal 2009, compared to $251.4 million for fiscal 2008, which resulted in a decrease in operating margin to 10.1% for fiscal 2009 from 19.7% for fiscal 2008. This decrease in operating income was primarily due to an impairment charge of $147.7 million in our money transfer business resulting from our annual goodwill impairment test. Net income decreased $125.5 million, or 77%, to $37.2 million in fiscal 2009 from $162.8 million in the prior year, resulting in a $1.55 decrease in diluted earnings per share to $0.46 in fiscal 2009 from $2.01 in fiscal 2008.

North America merchant services segment revenue increased $108.4 million or 11% to $1,106.9 million in fiscal 2009 from $998.5 million in fiscal 2008. North America merchant services segment operating income decreased slightly to $273.0 million in fiscal 2009 from $275.4 million in fiscal 2008, with operating margins of 24.7% and 27.6% for fiscal 2009 and 2008, respectively.

International merchant services segment revenue more than doubled to $355.5 million in fiscal 2009 from $132.1 million in fiscal 2008. International merchant services operating income also increased significantly to $82.8 million in fiscal 2009 from $17.7 million in fiscal 2008, with operating margins of 23.3% and 13.4% for fiscal 2009 and 2008, respectively. These increases are primarily due to the acquisition of our 51% interest in the LLP.

Money transfer segment revenue decreased $4.4 million or 3% to $139.2 million in fiscal 2009 from $143.6 million in fiscal 2008. Money transfer segment operating income increased 21% to $16.5 million in fiscal 2009 from $13.6 million in fiscal 2008, with operating margins of 11.9% and 9.5% for fiscal years 2009 and 2008, respectively.

Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed explanation of these results.

Fiscal 2009 Acquisitions

HSBC Merchant Services LLP

On June 30, 2008, we acquired a 51% majority ownership interest in HSBC Merchant Services LLP. The LLP provides payment processing services to merchants in the United Kingdom and Internet merchants globally. We paid HSBC Bank plc (“HSBC UK”) $438.6 million in cash for our interest. We manage the day-to-day operations of the partnership, control all major decisions and, accordingly, consolidate the partnership’s financial results for accounting purposes effective with the closing date. HSBC UK retained ownership of the remaining 49% and contributed its existing merchant acquiring business in the United Kingdom to the partnership. In addition, HSBC UK entered into a ten-year marketing alliance with the partnership in which HSBC UK will refer customers to the partnership for payment processing services in the United Kingdom.

On June 12, 2009, we completed the purchase of the remaining 49% interest in the LLP from HSBC UK and extended our marketing alliance agreement to 2019. Total consideration paid for the remaining interest in the LLP was $307.7 million in cash. We used existing lines of credit and available cash to complete the transaction.

Additionally, on July 10, 2009 we entered into a new $300.0 million term loan agreement with a syndicate of financial institutions. We will use the proceeds of this term loan to pay down our existing credit facility which was used to fund the purchase of our remaining 49% interest in the LLP. The term loan expires in 2012 and has a variable interest rate based on London Interbank Offered Rate plus a margin based on our leverage position.

ZAO United Card Service

On April 30, 2009, we completed the acquisition of all outstanding stock of ZAO United Card Service (“UCS”), a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from ZAO United Investments. Under the terms of the agreement, we paid a total of $75.0 million in cash to acquire UCS. As of May 31, 2009, $55.0 million of the purchase price was held in escrow. Prior to our acquisition of UCS, the former parent company of UCS pledged the company’s stock as collateral for a third party loan that matures on September 24, 2009. Upon repayment of this loan, the stock will be released to us and $35.0 million of the purchase price will be released to the seller. The remaining $20.0 million will remain in escrow until January 1, 2013, to satisfy any liabilities discovered post-closing that existed at the purchase date.

Global Payments Asia-Pacific Philippines

On September 4, 2008, Global Payments Asia-Pacific, Limited (“GPAP”), the entity through which we conduct our merchant acquiring business in the Asia-Pacific region, indirectly acquired Global Payments Asia-Pacific Philippines Incorporated (“GPAP Philippines”), a newly formed company into which The Hongkong and Shanghai Banking Corporation Limited (“HSBC Asia Pacific”) contributed its merchant acquiring business in the Philippines. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. We purchased our share of GPAP Philippines for $10.9 million.

Business Description

Global Payments Inc. is a leading provider of electronic payments transaction processing services for consumers, merchants, Independent Sales Organizations (ISOs), financial institutions, government agencies and multi-national corporations located throughout the United States, Canada, Latin America, the United Kingdom, the Asia-Pacific region, the Czech Republic and the Russian Federation. We serve as an intermediary to facilitate payments transactions and operate in three reportable segments: North America Merchant Services, International Merchant Services, and Money Transfer. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have provided transaction processing services since 1967.

Our merchant services segments target customers in many vertical industries including financial institutions, gaming, government, health care, professional services, restaurants, retail, universities and utilities. Our money transfer segment primarily targets immigrants in the United States and Europe. See Note 12 in the notes to consolidated financial statements for additional segment information and “Item 1A—Risk Factors” for a discussion of risks involved with our international operations.

Merchant Services Overview

Our merchant acquiring services are similar around the world in that we accept a variety of card-based payments at the point of sale. We conduct our merchant acquiring business using two different business models – direct and indirect. In the direct model, merchants are our end customers. We provide our merchant customers with the ability to accept card-based and check payments. The term “merchant” generally refers to any organization that accepts credit or debit cards for the payment of goods and services. We sell our services through multiple sales channels around the world and target customers in many vertical industries. Card-based payment forms consist of credit, debit, gift, stored value, and electronic benefits transfer cards. Credit and debit card transaction processing includes the processing of Visa, MasterCard, Discover and JCB credit cards, cards issued by other card networks like American Express and debit cards. Credit and debit card processing involves a consumer or cardholder acquiring goods or services from a merchant and using a credit or debit card as the form of payment. We are the processing intermediary between the merchant, the credit and debit networks and the financial institutions that issue cards. Our services include a comprehensive offering including terminal sales and deployment, front-end authorization processing, settlement and funding processing, full customer support and help-desk functions, chargeback resolution, industry compliance, PCI security, consolidated billing and statements, and on-line reporting. Our value proposition is to provide high quality, responsive, secure and full end-to-end service to all of our customers. Currently, we market direct merchant services in the United States, Canada, the Asia-Pacific region, the United Kingdom, and the Russian Federation.

Indirect merchant services provides similar basic products and services as our direct merchant services model, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. These services are marketed in the United States and parts of Eastern Europe, primarily in the Czech Republic and the Russian Federation. We also offer sales, installation and servicing of ATM and point of sale (“POS”) terminals and selected card issuing services, including card management and card personalization, which are components of indirect merchant services, through Global Payments Europe and UCS.

Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced as a specified fee per transaction or per service rendered. In both merchant services models, we also charge other fees unrelated to the number of transactions or the transaction value.

Credit and Debit Card Transaction Processing

The credit and debit networks consist of member financial institutions, who establish uniform regulations that govern much of the industry. During a typical card transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on merchant acquirers. Merchant acquirers are typically financial institutions or independent processors, such as Global Payments. Global Payments performs a series of services including authorization, electronic draft capture, file transfers to facilitate the funds settlement and certain exception-based, back office support services such as chargeback and retrieval resolution.

Electronic draft capture is the process of transferring sales draft data into an electronic format so that it may be sent through networks for clearing and settlement. The card networks, primarily Visa and MasterCard, use a system known as interchange, in the case of credit and signature debit cards. Financial institutions use the debit networks, for PIN debit cards, to transfer the information and funds between the card issuers and us to complete the link between merchants and card issuers. Debit card payments differ slightly from traditional credit card transactions in that the cardholder is required to have sufficient funds available in a deposit account at the time of the transaction, or the debit card transaction will not be authorized. PIN-based debit transactions are sent through a debit network, while signature-based debit, or check card transactions, which are offered exclusively in the United States, are sent through Visa and MasterCard and require a signature at the time of purchase. Also, PIN-based debit transactions typically deduct the purchase amount from the cardholder’s deposit account within a day of the purchase, depending on the time of the purchase. Signature-based debit, or check card transactions typically debit the cardholder’s deposit account two to three days after the purchase, although the funds are “held” with a memo posted to the cardholder’s bank account. A credit card transaction posts to a cardholder’s account, reducing the available credit limit in a similar manner.

In order to provide credit and Signature-based debit card transaction processing services, we must be designated as a certified processor by MasterCard and Visa, in addition to a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the Visa and

MasterCard networks. A financial institution that is a member of the Visa and/or MasterCard card networks (the “Member”) must sponsor an electronic transaction payment processor such as Global Payments. We have five primary financial institution sponsors in the United States, Canada, the United Kingdom, the Asia-Pacific region and the Russian Federation with whom we have sponsorship or depository and processing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply.

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

How a Card Transaction Works

A card transaction begins when a cardholder presents a card for payment at a merchant location where the card information is captured by a POS terminal card reader, which may be provided by Global Payments. Alternatively, card and transaction information may be captured and transmitted to our network through a POS device by one of a number of products that we offer directly or through a value added reseller (“VAR”). For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed defined credit limits. The terminal electronically records sales draft information, such as the credit card identification number, transaction date and value of the goods or services purchased.

After the card and transaction information is captured by the POS device, the terminal automatically either dials a pre-programmed phone number or otherwise connects to our network, through the internet or a leased line, in order to receive authorization of the transaction. We route the request to the applicable credit or debit network. The credit or debit network forwards the authorization request to the card issuer, who determines a response based on the status of the cardholder’s account. The response is returned to the merchant’s terminal via the same communication network. This entire authorization and response process occurs within seconds.

Timing differences, interchange expenses, merchant reserves and exception items cause differences between the amount the Member receives from the card networks and the amount funded to the merchants. The standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we generally follow a net settlement process whereby, if the incoming amount from the card networks precedes the Member’s funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in a joint deposit account or in an account at the Member bank, and record a corresponding liability. Conversely, if the Member’s funding obligation to the merchant precedes the incoming amount from the card networks, the amount of the Member’s net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member assesses a funding cost. Each participant in the transaction process receives compensation for its services.

As an illustration, on a $100.00 credit card transaction, the card issuer may fund the Member $98.50 after retaining approximately $1.50 referred to as an interchange fee or interchange expense. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder’s monthly credit card bill. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require Global Payments to advance to the Member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction, or discount, to cover the full amount of the interchange fee and our net revenue from the transaction. If our net revenue from the merchant in the above example was 0.5%, we would bill the merchant $2.00 at the end of the month for the transaction, reimburse ourselves for approximately $1.50 in interchange fees and retain $0.50 as our net revenue for the transaction. Our gross profit on the transaction reflects the net revenue less operating expenses, including the network and systems cost to process the transaction (including assessments) and commissions paid to our sales force or ISO. Assessments are fees charged by Visa and MasterCard based on the dollar value of transactions processed through their networks.

North America Merchant Services Segment

North America merchant services represent 69% of our total consolidated fiscal 2009 revenues and include operations in the United States and Canada. In the U.S. we sell our services via ISOs, a direct sales force, trade associations, agent and VAR referral arrangements, as well as proprietary telesales groups.

Our ISO channel targets a variety of merchant types with a typical annual bankcard volume of $150,000 or less. The ISOs contract with Global Payments to provide processing and other services depending on the ISOs requirements. These contracts are multi-year and priced by service on a per transaction basis. The ISOs act as a third-party sales group selling Global Payments branded merchant acquiring products and services, with the majority of Global’s ISOs marketing direct merchant acquiring. Because Global Payments is a primary party to the contract as a result of the Company’s bank sponsor relationship, the full amount of revenue collected from the merchant is recorded as revenue. The excess of revenue earned over the ISO contractual transaction fee (plus assessments) is remitted to the ISO in the form of a residual payment on a monthly basis and is recorded in Sales, general and administrative expenses.

Our direct sales channel receives qualified leads from our agent bank, VAR and trade association referral partners signing a variety of mid-to-large sized merchants with annual bankcard volume above $300,000. Our sales force is paid a combination of base salary, commission and benefits.

Our United States revenue also includes check and gaming services and indirect merchant services. Our check products offer merchant customers risk management alternatives, in the case of our verification and recovery offerings, or risk elimination, in the case of our guarantee offerings, by leveraging our internal and external databases of checkwriters to help decide whether the merchant should accept a check as the form of payment from a particular checkwriter. Our check services products are part of our domestic direct service offering.

Check guarantee services include comprehensive check verification and guarantee services designed for a merchant’s specific needs and risk adversity. This service offering guarantees payment of all checks that are electronically verified. If a verified check is dishonored, our check guarantee service generally provides the merchant with reimbursement of the check’s face value, and then we pursue collection of the check through our internal collection services. While we have the right to collect the full amount of the check from the checkwriter, we have historically recovered less than 100% of the guaranteed checks. We derive revenue for these services primarily by charging the merchant a percentage of the face value of each guaranteed check. Check verification and recovery services are similar to those provided in the check guarantee service, except that these services do not guarantee payment of the verified checks. We derive revenues for these services primarily from the service fees collected from delinquent check writers, fees charged to merchants based on a transaction rate per verified check, and fees charged to merchants for specialized services, such as electronic re-deposits of dishonored checks.

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

In Canada we sell our services primarily through our direct sales force leveraging our bank referral relationships. Unlike the United States, the majority of payment transactions in Canada are PIN-based debit transactions.

International Merchant Services Segment

International merchant services represent 22% of our total consolidated fiscal 2009 revenues and is comprised of operations in Europe and the Asia-Pacific region. Our business in Europe is primarily located in the United Kingdom, the Czech Republic and the Russian Federation. Our Asia-Pacific region includes the following eleven countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, the Philippines, Singapore, Sri Lanka and Taiwan. We have a direct sales force in the United Kingdom, the Russian Federation and the Asia-Pacific region through which we primarily sell our services while leveraging our bank referral relationships. In the Czech Republic and the Russian Federation we provide indirect merchant acquiring and other similar card services.

Money Transfer Segment

Our money transfer segment provides consumer money transfer services. Revenue derived from our money transfer offering consists of our electronic money transfer services marketed under our DolEx brand to first and second generation Latin Americans living in the United States. This segment regularly transfers money to family and friends living in Latin America. Following the Europhil acquisition in December 2004, we expanded our money transfer origination locations to Europe and our settlement locations to Morocco, the Philippines, Romania and Poland. Money transfer represents 9 percent of our total consolidated fiscal 2009 revenues.

In a typical money transfer transaction, a customer visits one of our originating branch locations and pays a fee based on the nature and amount of the transaction performed on the customer’s behalf. Where applicable, the customer is quoted a retail foreign currency exchange rate when the money transfer transaction is requested. The customer will receive a receipt that includes the amount the beneficiary will receive, the retail exchange rate, money transfer fee, settlement location and total amount that was remitted to us. We earn additional revenue based on the difference between the retail exchange rate that is quoted and the wholesale exchange rate when the currency is purchased, which is in much larger denominations than the individual customer’s transaction. On each business day, we estimate the amount of currency needed by our settlement locations, bid the wholesale exchange rates based on the amount needed and purchase currency at the best available rates.

Total revenues from our segments, by geography, are as follows (amounts in thousands):

	Year Ended May 31,
	2009	2008	2007
Revenues:
United States	$805,557	$731,215	$604,899
Canada	301,294	267,249	224,570

North America merchant services	1,106,851	998,464	829,469
Europe	265,121	59,778	51,224
Asia-Pacific	90,334	72,367	48,449

International merchant services	355,455	132,145	99,673
United States	112,429	119,019	115,416
Europe	26,789	24,601	16,965

Money transfer	139,218	143,620	132,381

Consolidated revenues	$1,601,524	$1,274,229	$1,061,523

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

Based on The Nilson Report, dated March 2009, we are a leading mid-market and small-market merchant acquirer in the United States and we directly compete with Chase Paymentech, First Data Corporation, and Bank of America Merchant Services. According to that report Chase Paymentech is the largest electronic transaction payment processor in the United States.

In Canada, we have a significant market share with the largest company being Moneris Solutions. Moneris Solutions is a joint venture between the Royal Bank of Canada and the Bank of Montreal. We also consider Chase Paymentech Solutions and TD Merchant Services to be major competitors in the Canadian market.

In the European and Asia-Pacific regions, financial institutions remain the dominant providers of payment processing services to merchants, although the outsourcing of merchant processing services to third party service providers is becoming more prevalent. Throughout all markets, processing services have become increasingly complex, requiring significant capital commitments to develop, maintain and update the systems necessary to provide these advanced services at a competitive price.

Our primary competitors within the United Kingdom are the Royal Bank of Scotland and Barclays. The Russian Federation payments market is highly fragmented and our competition is made up of various financial institutions, including Sberbank and Russian Standard Bank. In the Czech Republic, our primary competitors for processing are First Data, SiNSYS, and Euronet. In the Asia-Pacific region, our primary competition is from financial institutions that offer merchant acquiring services as well as Merchant Solutions, which is a joint venture between First Data and Standard Chartered PLC.

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

Target Markets

We believe that significant global opportunities exist for continued growth in the application of electronic transaction payment processing and money transfer services. Although the United States accounts for the largest payment processing volume in the world, global expansion by financial institutions into new geographies and the increased recognition by governments of the ability of payment cards to facilitate economic growth are rapidly transforming the electronic commerce market into a global opportunity.

The growth of retail credit card transactions, as well as the rapid growth in the utilization of debit cards, directly correlates with the historic growth of our business. According to The Nilson Report dated May 2009, worldwide annual general purpose card purchase volume increased 10% to $6.7 trillion in 2008. General purpose cards include the major card networks brands such as MasterCard, Visa, American Express, Discover, Diners Club and JCB. In Canada, general purpose cards also include Interac debit cards.

The Nilson Report dated May 2009 estimates that more than $3.1 trillion of annual consumer spending was charged in 2008 using general purpose cards in the United States, a 6% increase from 2007. Based on The Nilson Report dated April 2009, the United States industry mix of Visa and MasterCard debit and credit purchase transactions are approximately 39% and 61%, respectively. The Nilson Report dated February 2009 reported that $428.5 billion (U.S.) of annual Canadian consumer spending uses general purpose cards as the form of payment, representing an increase of 9% over 2007. Also based on The Nilson Report dated February 2009, the Canadian industry mix of Visa and MasterCard credit cards and Interac debit cards purchase transactions are approximately 40% and 60%, respectively. The Nilson Report dated May 2009 estimates that $2.0 trillion of annual consumer spending was charged in 2008 using general purpose cards in Europe, a 10% increase from 2007. The industry mix in the United Kingdom, based on the United Kingdom purchase transaction Payments Authority (APACS) for Visa and MasterCard debit and credit cards are approximately 77% and 23%, respectively.

We process in eleven countries and territories in the Asia-Pacific region. This market includes almost 40% of the world’s population and 71% of the total Asia-Pacific population according to the CIA World Factbook. These markets are largely cash based. We believe there are significant, long-term growth opportunities for payment processing in this market.

The growth rate of remittances from the United States to Latin America has decreased over the past year, primarily due to a slowing United States economy, a downturn in the United States housing and construction markets, and increased enforcement of immigration policies.

Strategy

In pursuing our business strategy, we seek to leverage the rapid adoption of and transition to card based payments by expanding market share in our existing markets through our distribution channels or through acquisitions in North America, Asia-Pacific and Europe, and investing in and leveraging technology and people, thereby maximizing shareholder value. We intend to accomplish this overall strategy as follows:

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

•

grow our direct merchant services market share in the United States, Canada, the United Kingdom, the Asia-Pacific region and the Russian Federation by concentrating on the small and mid-market merchant segments;

•

provide the latest, secure and enhanced products and services by developing value-added applications, enhancing existing products and developing new systems and services to blend technology with our customer needs; and

•

focus on potential domestic and international acquisitions or investments and alliances with companies that have high growth potential or significant market presence and operate in profitable sectors of payments-related industries through compatible products and services, and development and distribution capabilities.

International markets

We intend to focus on further diversification in international markets with high payments industry growth, such as Europe and the Asia-Pacific region. We may expand our direct merchant services and indirect merchant services offerings into these markets, either organically or through acquisitions. We are evaluating these markets due to the following attractive characteristics:

•	currently low but growing credit and debit card utilization;

•	a target with significant market share presence; or

•	the absence of a dominant merchant acquirer or processor.

Infrastructure

Our focus on the existing infrastructure will center on attracting, developing and retaining talent to execute our strategy and migrate our systems to leading edge technology. We intend to continue systems integrations, primarily the consolidation of both our front and back-end operating platforms.

We continue to make progress on our next generation technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing in the United States, Asia-Pacific, the United Kingdom, and Canada, and is intended to replace several legacy platforms that have higher cost structures. Aside from cost advantages, there are many other benefits to this new platform, such as increased speed to market of new products, ease of scalability, enhanced reporting options, hardware environment flexibility, and compliance with EMV and PCI standards. In addition, the platform is being designed as a potential integration platform for future acquisitions.

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

Global Payments’ European money transfer companies, created through Europhil, our acquisition in December 2004, are regulated by various governmental agencies in Spain, and the United Kingdom in their money transfer activities. Prior to its acquisition by Global Payments, Europhil received approval from these governmental agencies to act as a money transfer service provider. The requirements of these governmental agencies vary, but generally require Europhil to do the following: (a) satisfy minimum share capital requirements; (b) periodically submit information regarding financial results, changes in corporate documentation or ownership, insurance, and other relevant information; (c) register and maintain transaction information; (d) maintain adequate insurance coverage; (e) ensure the transparency of the conditions of the transactions to its customers; (f) implement safeguards and restrictions to prevent money laundering; and (g) subject itself to periodic audits.

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

DolEx and Europhil have developed compliance programs to monitor regulatory requirements and developments and to implement policies and procedures to help satisfy these requirements in each origination and settlement jurisdiction. In addition, DolEx and Europhil’s use of a branch network for the origination of electronic money transfers, rather than an agent model typically utilized by our larger competitors, allows for greater control over regulatory compliance, as our customers interface at the point of sale with DolEx and Europhil employees, rather than the employees of third party agents.

Employees

As of May 31, 2009, we had 5,844 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction payment processing and money transfer. We believe that our current and future operations depend substantially on retaining our key technical employees.

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

NYSE Euronext

20 Broad Street

New York, NY 10005

ITEM 1A—RISK FACTORS

Our revenues from the sale of services to merchants that accept Visa cards and MasterCard cards are dependent upon our continued Visa and MasterCard registration and financial institution sponsorship.

In order to provide our transaction processing services, we must be registered as a merchant processor of MasterCard and Visa. These designations are dependent upon our being sponsored by member clearing banks of both organizations and our continuing adherence to the Visa and MasterCard standards. There are a limited number of member clearing banks worldwide that are willing to sponsor merchant processors, such as us, and attaining new sponsorship agreements is difficult. The member financial institutions of Visa and MasterCard, some of which are our competitors, set the standards with which we must comply. If we fail to comply with these standards, our designation as a registered merchant processor of MasterCard and Visa could be suspended or terminated. The termination of any of these designations, the loss of any of our five primary sponsor banks, or any changes in the Visa and MasterCard rules that prevent our registration or otherwise limit our ability to provide transaction processing and marketing services for the Visa or MasterCard organizations would likely result in the loss of merchant customers and lead to a material reduction in our revenues and earnings.

Loss of key Independent Sales Organizations could reduce our revenue growth.

Our ISO sales channel, which purchases and resells our end-to-end services to its own portfolio of merchant customers, is a strong contributor to our revenue growth in our North America merchant services segment. If an ISO switches to another transaction processor, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the ISO. In addition, we risk losing existing merchants that were originally enrolled by the ISO. Consequently, if we lose a key ISO, our revenues and earnings could be negatively affected.

Risks associated with operations outside the United States could adversely affect our business, financial position and results of operations.

We are exposed to foreign currency risks resulting from changes in currency exchange rates because of our significant international operations, as well as our significant electronic money transfer operations in the United States, Latin America and Europe. Volatility in currency exchange rates has affected and may continue to affect our financial results. For example, for fiscal year 2009, currency exchange rate fluctuations reduced our revenues by $88.2 million and our earnings by $0.10 per diluted share. We do not use forward contracts or other derivative instruments to mitigate the risks associated with currency exchange risk.

We have a number of foreign subsidiaries whose functional currency is their local currency. We are subject to the risk that currency exchange rates between these regions and the United States will fluctuate, potentially resulting in a loss of some of our revenue and earnings when such amounts are exchanged into United States dollars.

We also have significant money transfer operations in the United States, Latin America and Europe which subject us to foreign currency exchange risks as our customers deposit funds in the local currencies of the originating countries where our branches are located, and we typically deliver funds denominated in the home country currencies to each of our settlement locations.

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

The current recessionary economic environment could affect our merchants through a higher rate of bankruptcy filings, resulting in lower revenues and earnings for us. Our merchants are liable for any charges properly reversed by the card issuer on behalf of the cardholder. Our merchants and ISOs are also liable for any fines, or penalties, that may be assessed by any card networks. In the event, however, that we are not able to collect such amounts from the merchants, due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for any such charges, resulting in lower earnings for us. We process billions of dollars in annual volume that are subject to these risks.

The current recessionary economic environment could also cause checkwriters to dishonor a greater number of checks issued to our merchant customers. If we are unable to collect the face value of these checks, we may incur higher losses and lower earnings.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues, earnings and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

The electronic payments and money transfer markets in which we compete include a wide range of products and services including electronic transaction payment processing, money transfer, transaction reporting and other customer support services. These markets are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of research and development projects including the development of a new front-end platform for electronic payments processing. These projects carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In the electronic payments and money transfer markets these risks are even more acute. Our markets are constantly experiencing rapid technological change. Any delay in the delivery of new products or services could render them less desirable to our customers, or possibly even obsolete. In addition, the products and services we deliver to the electronic payments and money transfer markets are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any performance issue that arises with a new product or service could result in significant processing or reporting errors. As a result of these factors, our research and development efforts could result in increased costs that could reduce our earnings in addition to a loss of revenue and earnings if promised new products are not timely delivered to our customers or do not perform as anticipated.

Security breaches or system failures could harm our reputation and adversely affect future earnings.

We handle personal consumer data, such as names, credit and debit account numbers, checking account numbers and payment history records. We process that data and deliver our products and services by utilizing computer systems and telecommunications networks operated both by us and by third party service providers. Although plans and procedures are in place to protect this sensitive data and to prevent failure of, and to provide backup for, our systems, we cannot be certain that our measures will be successful. A security breach or other misuse of such data, or failures of key operating systems and their back-ups, could harm our reputation and deter customers from using our products and services, increase our operating expenses in order to correct the breaches or failures, expose us to unbudgeted or uninsured liability, increase our risk of regulatory scrutiny including the imposition of penalties and fines under state, federal and foreign laws, and adversely affect our continued Visa and MasterCard registration and financial institution sponsorship.

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

Our electronic money transfer business primarily focuses on customers who immigrate to the United States from Latin American countries in order to find higher paying jobs and then send a portion of their earnings to family members in Latin America. In addition, our electronic money transfer business also focuses on customers who immigrate to Spain from Latin American countries, Morocco, the Philippines, Romania, Poland and other countries. Any changes in these immigration patterns for any reason, including government policies or enforcement or deteriorating economic conditions which reverse immigration patterns, may negatively affect the number of immigrants in the United States, Spain and any new countries in which we expand our money transfer service offering in the future, which may reduce our customer base and our corresponding revenues and earnings.

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

Any changes made to laws, regulations, card network rules or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable impact to our financial results.

There may be changes in the laws, regulations, card network rules or other industry standards that affect the way we do business. In the United States, legislation has recently been introduced at the federal level to regulate the fees charged to merchants for card processing services. We are unable to predict whether any of this potential legislation will be enacted or whether any card network rule or other industry standard will change. Furthermore, we cannot predict the impact of any of these changes on our operations and financial condition. These changes may require significant efforts to change our systems and products and may require changes to how we price our services to customers. Failure to comply with these laws, regulations, and standards may impact our ability to do business and jeopardize our card network registration and financial institution sponsorship.

Increases in credit card network fees may result in the loss of customers or a reduction in our earnings.

From time to time, the credit card networks, including Visa and MasterCard, increase the fees (interchange and assessment fees) that they charge processors such as us. We could attempt to pass these increases along to our merchant customers, but this strategy might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along such increased fees to our merchant customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

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

The integration of these businesses with ours presents several challenges, including the fact that they may be based in the regions where we do not currently have operations. If the integration process does not proceed smoothly, the following factors could reduce our revenues and earnings, increase our operating costs, and/or result in a loss of projected synergies:

•

if we are unable to successfully integrate the benefits plans, duties and responsibilities, and other factors of interest to the management and employees of the acquired business, we could lose employees to our competitors in the region, which could significantly affect our ability to operate the business and complete the integration;

•

if the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose customers to our competitors, which would reduce our revenues and earnings; and

•

the acquisition and the related integration could divert the attention of our management from other strategic matters including possible acquisitions and alliances and planning for new product development or expansion into new electronic payments markets.

Continued consolidation in the banking and retail industries could adversely affect our growth.

The current recessionary environment has resulted in multiple bank failures and government-encouraged consolidation. As banks continue to consolidate, our ability to offer our services through indirect channels successfully will depend in part on whether the institutions that survive are willing to outsource their credit and debit card processing to third party vendors and whether those institutions have pre-existing relationships with any of our competitors. Larger banks and larger merchants with greater transaction volumes may demand lower fees which could result in lower revenues and earnings for us.

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

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 53% and 47% of the total assets on our balance sheet as of May 31, 2009 and May 31, 2008, respectively. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. We evaluate on a regular basis whether all or a portion of our goodwill and other indefinite-lived intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. Such a write-off could adversely affect our financial condition and results of operations. During fiscal 2009 we recorded a pre-tax impairment charge of $147.7 million in our money transfer business resulting from our annual goodwill impairment test.

Risks associated with reduced levels of consumer spending could adversely affect our revenues and earnings.

Significant portions of our revenue and earnings are derived from fees from processing consumer credit card and debit card transactions and electronic money transfer transactions. We are exposed to general economic conditions that effect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A general reduction in consumer spending in the United States or any other country where we do business could adversely affect our revenues and earnings. For example, in fiscal year 2009 compared to the prior year, our United States direct credit card average dollar value of transaction, or average ticket, decreased in the high-single single digit percentage range. We believe this decline, while partially due to a shift toward smaller merchants added through our ISOs, was in part driven by lower consumer spending as a result of a weakened economy, and we expect this trend to continue.

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

Further, this assessment may be complicated by any acquisitions we may complete. In the United Kingdom and certain markets in the Asia-Pacific region, HSBC performs payment processing operations and related support services pursuant to transition services agreements. We expect that HSBC will continue to provide these services until we integrate these functions into our operations. Until we can integrate the acquisitions’ financial reporting functions into our own, we will rely on HSBC to provide financial data, such as revenue billed to merchants, to assist us with compiling our accounting records. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the accuracy of the financial data being provided by HSBC.

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

We conduct a portion of our business in various Latin American, Eastern European and Asia-Pacific countries, and the Russian Federation, where the risk of continued political, economic and regulatory change that could impact our operating results is greater than in the United States.

We expect to continue to expand our operations into various countries in Latin America, Eastern Europe, and the Asia-Pacific regions. Some of these countries, and other foreign countries in which we operate, have undergone significant political, economic and social change in recent years, and the risk of new, unforeseen changes in these countries remains greater than in the United States. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The following summarizes the type of facilities we use to operate our business as of May 31, 2009:

Type of Facility	Leased	Owned
Facilities in the United States:
Multi-Purpose (Operations, Sales, Administrative)	3	—
Operations/Customer Support	20	—
Sales and money transfer retail branches	729	1

	752	1

International Facilities:
Multi-Purpose (Operations, Sales, Administrative)	11	3
Operations/Customer Support	14	—
Sales and money transfer retail branches	91	5

	116	8

Total	868	9

Our principal facilities in the United States are located in Atlanta, Georgia; Owings Mills, Maryland; Arlington, Texas and Niles, Illinois. Our principal international facilities are located in Toronto, Canada; Prague, Czech Republic; Leicester, England; London, England; the Hong Kong Special Administrative Region; Mexico City, Mexico; Monterrey, Mexico; Madrid, Spain and Moscow, Russian Federation. The majority of our sales facilities are money transfer originating retail branches.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during our fourth quarter ended May 31, 2009.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol “GPN.” The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2009 and 2008. We expect to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2009:
First Quarter	$49.87	$41.51	$0.02
Second Quarter	49.39	29.67	0.02
Third Quarter	36.68	30.08	0.02
Fourth Quarter	35.96	27.48	0.02

Fiscal 2008:
First Quarter	$41.58	$35.14	$0.02
Second Quarter	48.18	38.45	0.02
Third Quarter	46.69	35.54	0.02
Fourth Quarter	47.40	36.86	0.02

The number of shareholders of record of our common stock as of July 23, 2009 was 2,481.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Sale of Unregistered Securities

We have not issued any unregistered securities during our fiscal year ended May 31, 2009.

Stock Performance Graph

The following line-graph presentation compares our cumulative shareholder returns with the Standard & Poor’s Information Technology Index and the Standard & Poor’s 500 Stock Index for the past five years. The line graph assumes the investment of $100 in our common stock, the Standard & Poor’s Information Technology Index, and the Standard & Poor’s 500 Stock Index on May 31, 2004 and assumes reinvestment of all dividends.

	Global Payments	S&P 500	S&P Information Technology
May 31, 2004	$100.00	$100.00	$100.00
May 31, 2005	148.96	108.24	100.91
May 31, 2006	200.63	117.59	101.65
May 31, 2007	172.80	144.39	125.05
May 31, 2008	204.19	134.72	128.25
May 31, 2009	155.83	90.84	91.37

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

We did not repurchase shares in the fourth quarter of fiscal 2009; the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
March 1, 2009 – March 31, 2009	—	$—	—	$12,980,136
April 1, 2009 – April 30, 2009	—	—	—	$12,980,136
May 1, 2009 – May 31, 2009	—	—	—	$12,980,136

Total	—	$—	—

ITEM 6—SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” included elsewhere in this annual report. The income statement data for each of the three fiscal years ended May 31, 2009, 2008, and 2007 and the balance sheet data as of May 31, 2009 and 2008 are derived from the audited consolidated financial statements included elsewhere in this annual report. The income statement data for each of the two fiscal years ended May 31, 2006 and 2005 and the balance sheet data as of May 31, 2007, 2006 and 2005 were derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2006.

	Year Ended May 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Income statement data:
Revenue	$1,601,524	$1,274,229	$1,061,523	$908,056	$784,331
Operating income (1)	161,429	251,359	218,089	201,088	160,101
Net income (1)	37,217	162,754	142,985	125,524	92,896

Per share data:
Basic earnings per share	$0.47	$2.05	$1.78	$1.59	$1.20
Diluted earnings per share	0.46	2.01	1.75	1.53	1.16
Dividends per share	0.08	0.08	0.08	0.08	0.08

Balance sheet data:
Total assets	$1,676,821	$1,445,907	$1,200,629	$1,018,678	$853,505
Lines of credit	10,174	1,527	—	—	58,606
Total notes payable	197,003	—	—	—	—
Total shareholders’ equity	1,047,015	1,126,818	957,776	770,223	578,350

(1)	Includes impairment, restructuring and other charges of $147,664, $1,317, $3,088, $1,878, and $3,726 in fiscal 2009, 2008, 2007, 2006 and 2005, respectively. See Note 3 of the notes to consolidated financial statements for a more detailed discussion of fiscal 2009 impairment charges.

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

We market our products and services throughout the United States, Canada, Europe and the Asia-Pacific region. We operate in three business segments; North America merchant services, International merchant services and Money transfer, and we offer various products through these segments. Our two merchant services segments target customers in many vertical industries including financial institutions, government, professional services, restaurants, universities, utilities, gaming, retail and health care. Our money transfer segment primarily targets Latin American immigrants in the United States and Europe. See Note 12 in the notes to the consolidated financial statements for additional segment information.

Our offerings in our merchant services segments provide merchants, independent sales organizations, or ISOs, and financial institutions with credit and debit card transaction processing, as well as check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct,” features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect,” provides similar basic products and services as our direct model, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. Both our North America and International merchant services segments utilize a combination of the direct and indirect models.

Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction or per service rendered. In both merchant services models, we also charge for other processing fees unrelated to the number of transactions or the transaction value.

Our money transfer segment provides money transfer services and revenue is primarily generated based on a fee paid by the customer which is in turn based on the nature and amount of the transaction. A majority of the revenue derived from our money transfer offering consists of our electronic money transfer services marketed under our DolEx brand to the population of first generation Latin Americans living in the United States. This consumer segment enables customers to transfer money to family and friends living in Latin America. Our Europhil brand operates money transfer origination locations in Europe and settlement locations in Morocco, the Philippines, Romania, Poland and other destinations.

Our products and services are marketed through a variety of distinct sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions.

Executive Overview

During fiscal 2009, we experienced revenue growth of 26%. Operating income declined significantly due to a pre-tax impairment charge of $147.7 million in our money transfer business resulting from our annual goodwill impairment test. The outlook for our money transfer business has declined given the difficult macroeconomic conditions directly impacting this segment’s customer base. Additionally, our results were affected by unfavorable foreign currency trends.

On June 30, 2008, we acquired a 51% majority ownership interest in HSBC Merchant Services LLP (the “LLP”). The LLP provides payment processing services to merchants in the United Kingdom and Internet merchants globally. We paid HSBC Bank plc (“HSBC UK”) $438.6 million for our interest. We manage the day-to-day operations of the partnership, control all major decisions and, accordingly, consolidate the partnership’s financial results for accounting purposes effective with the closing date. HSBC UK retained ownership of the remaining 49% and contributed its existing merchant acquiring business in the United Kingdom to the partnership. In addition, HSBC UK entered into a ten-year marketing alliance with the partnership in which HSBC UK will refer customers to the partnership for payment processing services in the United Kingdom.

On June 12, 2009, we completed the purchase of the remaining 49% of the LLP from HSBC UK and extended our marketing alliance agreement to 2019. Total consideration paid for the remaining interest in the LLP was $307.7 million in cash. We used existing lines of credit and available cash to complete the transaction.

On July 10, 2009 we entered into a new $300.0 million term loan agreement with a syndicate of financial institutions. We will use the proceeds of this term loan to pay down our existing credit facility which was used to fund the purchase of our remaining 49% interest in the LLP. The term loan expires in 2012 and has a variable interest rate based on London Interbank Offered Rate (“LIBOR”) plus a margin based on our leverage position.

On April 30, 2009, we completed the acquisition of all outstanding stock of ZAO United Card Service (“UCS”), a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from ZAO United Investments. Under the terms of the agreement, we paid a total of $75.0 million in cash to acquire UCS. As of May 31, 2009, $55.0 million of the purchase price was held in escrow (the “escrow account”). Prior to our acquisition of UCS, the former parent of company of UCS pledged the company’s stock as collateral for a third party loan (the “loan”) that matures on September 24, 2009. Upon repayment of this loan, the stock will be released to us and $35.0 million of the purchase price will be released to the seller. The remaining $20.0 million will remain in escrow until January 1, 2013, to satisfy any liabilities discovered post-closing that existed at the purchase date.

Upon acquisition of UCS Global Payments assumed an indirect guarantee of the loan. In the event of a default by the third-party debtor, we would be required to transfer all of the shares of UCS to the trustee or pay the amount outstanding under the loan. At May 31, 2009 the maximum potential amount of future payments under the guarantee was $44.1 million which represents the total outstanding under the loan, consisting of $21.8 million due and paid on June 24, 2009 and $22.3 million due on September 24, 2009. Should the third-party debtor default on the final payment, Global Payments would pay the total amount outstanding and seek to be reimbursed for any payments made from the $55 million held in the escrow account. We did not record an obligation for this guarantee because we determined that the fair value of the guarantee is de minimis.

Revenues increased $327.3 million during fiscal 2009 compared to the prior year. Our North America merchant services segment reported growth primarily driven by our ISO channel which continues to drive expanding market share in the United States as evidenced by our 17% transaction growth for the year. In Canada, revenue was driven by successful pricing initiatives, partially offset by an unfavorable foreign currency exchange impact and modest macroeconomic-based softening in our Canadian volumes. In addition, revenues increased in our International merchant services segment due to our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP and strong growth in the Asia Pacific region. Our money transfer business continues to face a difficult environment for United States construction and Latino immigration trends; however we have initiated cost containment measures resulting in increased margins.

Operating margins were impacted by negative currency exchange rates and modest softening across all of our businesses due to the macroeconomic environment. For the year ended May 31, 2009 currency exchange rate fluctuations reduced our revenues by $88.2 million and our earnings by $0.23 per diluted share. To calculate the impact of currency exchange rate fluctuations we converted our fiscal 2009 actual revenues at fiscal 2008 rates. Further future fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

Results of Operations

Fiscal Year Ended May 31, 2009 Compared to Fiscal Year Ended May 31, 2008

The following table shows key selected financial data for the fiscal years ended May 31, 2009 and 2008, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2008.

	2009	% of Revenue (1)	2008	% of Revenue (1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$805,557	50%	$731,215	57%	$74,342	10%
Canada	301,294	19	267,249	21	34,045	13

North America merchant services	1,106,851	69	998,464	78	108,387	11

Europe	265,121	17	59,778	5	205,343	344
Asia-Pacific	90,334	6	72,367	6	17,967	25

International merchant services	355,455	22	132,145	10	223,310	169

United States	112,429	7	119,019	9	(6,590)	(6)
Europe	26,789	2	24,601	2	2,188	9

Money transfer	139,218	9	143,620	11	(4,402)	(3)

Total revenues	$1,601,524	100%	$1,274,229	100%	$327,295	26%

Consolidated operating expenses:
Cost of service	$598,785	37.4%	$475,612	37.3%	$123,173	26%
Sales, general and administrative	693,646	43.3	545,941	42.8	147,705	27
Impairment, restructuring and other	147,664	9.2	1,317	0.1	146,347	NM

Operating income	$161,429	10.1%	$251,359	19.7%	$(89,930)	(36)%

Operating (loss) income for segments:
North America merchant services	$272,972		$275,356		$(2,384)	(1)%
International merchant services	82,763		17,674		65,089	368
Money transfer	16,547		13,635		2,912	21
Corporate	(63,189)		(53,989)		(9,200)	(17)
Impairment, restructuring and other	(147,664)		(1,317)		(146,347)	NM

Operating income	$161,429		$251,359		$(89,930)	(36)%

Operating margin for segments:
North America merchant services	24.7%		27.6%		(2.9)%
International merchant services	23.3%		13.4%		9.9%
Money transfer segment	11.9%		9.5%		2.4%

(1)	Percentage amounts may not sum to the total due to rounding.

NM – Not Meaningful

Revenues

We derive our revenues from three primary sources: charges based on volumes, charges based on transaction quantity, and equipment sales, leases and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions.

In fiscal 2009, revenues increased 26% to $1,601.5 million compared to the prior year. We attribute this revenue growth primarily to our acquisition of 51% of HSBC Merchant Services LLP in our International merchant services segment and to growth in our North America merchant services segment. This growth was partially offset by fluctuations in foreign currency exchange rates. For fiscal 2009, currency exchange rate fluctuations reduced our revenues by $88.2 million. We intend to continue to grow our domestic and international presence, build our ISO sales channel, increase customer satisfaction, assess opportunities for profitable growth through acquisitions, pursue enhanced products and services for our customers, and leverage our existing business model.

North America Merchant Services Segment

In fiscal 2009, revenue from our North America merchant services segment increased 11% to $1,106.9 million compared to the prior year. We have continued to grow our United States channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For fiscal 2009, our United States direct credit and debit card processed transactions grew 17% and our total United States revenue grew 10% compared to the prior year. In fiscal 2009 compared to the prior year, our United States direct credit and debit card average dollar value of transaction, or average ticket, decreased in the high single-digit percentage range. We believe this decline was due to a combination of lower consumer spending as a result of a weakened economy, the industry shift of increasing debit transactions, as well as the shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants. The effect of consumers replacing cash-based payments with debit card transactions also lowers our overall U.S. average ticket amounts. Based on our mix of merchants, slightly more than half of our U.S. transactions are comprised of a combination of signature- and PIN-based debit. Aside from the impact of changes in our average ticket, the remaining difference between our transaction growth and revenue growth is due to our service fees, equipment fees, check-related services, and our domestic indirect revenue. The total of this revenue grew at a lower rate than our United States direct credit and debit card transaction growth.

For fiscal 2009, our Canadian revenue grew 13% compared to the prior year period. This growth was primarily due to successful pricing initiatives and, to a lesser extent, transaction growth of 4%, partially offset by an unfavorable Canadian currency exchange rate. In addition, our average ticket in Canada declined in the low single-digit range, which we believe may be partially due to lower consumer spending as a result of a weakened economy.

International Merchant Services Segment

For fiscal 2009, our International merchant services revenue increased 169% to $355.5 million compared to the prior year. In Europe, this growth was primarily due to our acquisition of 51% of HSBC Merchant Services LLP. Revenues attributed to this acquisition were $203.5 million during fiscal 2009. Our Asia-Pacific merchant services revenue for fiscal 2009 increased 25% to $90.3 million compared to the prior year period. Our Asia-Pacific merchant services revenue has grown due to the favorable impact of our acquisition in the Philippines on September 4, 2008, expansion of our customer base, the introduction of new product offerings, and strategic pricing initiatives.

Money Transfer Segment

In fiscal 2009, revenue from our money transfer segment decreased 3% to $139.2 million compared to the prior year. Our United States money transfer channel relates to all revenue originating from the money transfer branches that we operate in the United States, which may include money transfers to destinations both inside and outside of the United States. For fiscal 2009, our United States money transfer channel transactions decreased 16% and revenue decreased 6%, compared to the prior year. Revenue decreased less than transactions primarily due to pricing initiatives.

As a result of our continuing efforts to close unprofitable branches, our United States branch footprint decreased to 741 branches as of May 31, 2009, compared to 793 branch locations as of May 31, 2008. On a sequential basis, our domestic branch footprint as of May 31, 2009 decreased by 15 locations compared to our domestic branch footprint as of February 28, 2009. This decrease in domestic branches was the result of the closure of underperforming locations, partially offset by new branch openings. We believe that an extended downturn in the United States construction market, immigrant labor trends, and a decrease in overall economic growth have negatively affected our United States money transfer channel.

Our European money transfer channel relates to all revenue generated from the money transfer branches that we operate in Europe, which may include money transfers to destinations both inside and outside of Europe. For fiscal 2009, our European money transfer revenue grew 9%, with transaction declines of 1%. Our revenue growth exceeded transaction growth due to higher pricing compared to the prior year and our acquisition of LFS Spain in the fourth quarter of fiscal year 2008. In Europe, we decreased our branch footprint to 77 locations as of May 31, 2009, compared to 90 locations as of May 31, 2008, through the sale of our Belgium branches and branch closures. The vast majority of our revenue in this channel is generated in Spain. Similar to the United States, Spain has experienced a decrease in economic growth, which has negatively affected this channel.

Consolidated Operating Expenses

Cost of service consists primarily of the following costs: operational-related personnel, including those who monitor our transaction processing systems and settlement function; assessment fees paid to card networks; transaction processing systems, including third-party services such as the costs of settlement channels for money transfer services; transition services paid to HSBC in the Asia-Pacific market and the United Kingdom; network telecommunications capability, depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses.

Cost of service increased 26% to $598.8 million for fiscal 2009 compared to the prior year. The growth in cost of service expenses is primarily due to the acquisition of 51% of HSBC Merchant Services LLP and increases in variable processing expenses, such as card network assessments and fees, associated with our revenue growth.

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

Sales, general and administrative expenses increased 27% to $693.6 million in fiscal 2009 compared to the prior year. As a percentage of revenue, these expenses increased to 43.3% for fiscal 2009 compared to 42.8% in the prior year. The increase in sales, general and administrative expenses is due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel and the acquisition of 51% of HSBC Merchant Services LLP. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. In addition, during fiscal 2008 we recorded a favorable impact from a non-recurring, non-cash operating tax item of $7.0 million.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment decreased 1% to $273.0 million for fiscal 2009 compared to the prior year. The operating margin was 24.7% and 27.6% for fiscal 2009 and fiscal 2008, respectively. The decrease in operating income in fiscal 2009 was primarily due to the negative impact of the Canadian Dollar exchange rate. In addition, fiscal 2008 reflects a favorable impact of a non-recurring, non-cash operating tax item of $7.0 million. Growth in the ISO channel also negatively impacted fiscal 2009 margins. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs.

International Merchant Services Segment

Operating income in the International merchant services segment increased 368% to $82.8 million for fiscal 2009 compared to the prior year. The operating margin was 23.3% and 13.4% for fiscal 2009 and fiscal 2008, respectively. This growth in operating margin and operating income was primarily due to the acquisition of 51% of HSBC Merchant Services LLP in the United Kingdom. In the Czech Republic and the Russian Federation our contracts with key indirect merchant acquiring customers are subject to periodic renewal. Such renewals may include lower fees which may negatively impact our margins.

Money Transfer Segment

Operating income in the money transfer segment increased 21% to $16.5 million for fiscal 2009 compared to the prior year. This increase resulted in an operating margin of 11.9% for fiscal 2009, compared to 9.5% in the prior year. These results were primarily due to the impact of stabilized pricing, the closure of underperforming branch locations, and reduced overhead costs. In addition, during the prior year, we incurred costs associated with the closure of underperforming locations, such as lease termination fees and fixed asset write-offs.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs. Our corporate costs increased 17% to $63.2 million for fiscal 2009 compared to the prior year.

Impairment Charges

The downturn in the United States construction market, immigrant labor trends, and overall decrease in economic growth in the United States and Spain contributed to decreased projected future cash flows for our United States and Europe Money Transfer reporting units. This decrease in projected cash flows resulted in the carrying amounts of these reporting units being greater than the fair values; therefore, goodwill was deemed impaired. Our DolEx trademark in our United States Money Transfer reporting unit was also deemed to be impaired. In addition, we reviewed the long-lived assets of these reporting units for impairment pursuant to the guidance in FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recorded an impairment charge for certain of our long-lived assets.

The following details the impairment charge resulting from our review (in thousands):

Year Ended May 31, 2009
Goodwill	$136,800
Trademark	10,000
Other long-lived assets	864

Total	$147,664

Consolidated Operating Income

Consolidated operating income decreased 36% to $161.4 million for fiscal 2009 compared to the prior year. This change resulted in an operating margin of 10.1% for fiscal 2009 compared to 19.7% in the prior year. This decrease was primarily due to the non-cash impairment charge in our Money Transfer segment of $147.7 million related to the write-down of goodwill and indefinite-lived intangible assets, the unfavorable impact of foreign currency exchange rates somewhat offset by the favorable impact of the HSBC UK acquisition.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other income, net decreased $10.0 million for fiscal 2009 compared to the prior year. This decrease was largely due to lower investment balances and rates of return. Interest rates decreased during fiscal year 2009 when compared to the prior year. This decline in interest rates resulted in lower interest income but also resulted in a decline in interest expense on increased debt balances.

Provision for Income Taxes

Our effective tax rates were 69.7% and 35.6% for fiscal 2009 and fiscal 2008, respectively. The effective tax rate for fiscal 2009 reflects the effect of the non-deductible impairment charge for our Money Transfer segment.

Minority Interest, Net of Tax

Minority interest, net of tax increased $28.9 million from $8.1 million fiscal 2008. The increase was primarily related to our recent HSBC UK acquisition.

Net Income and Diluted Earnings Per Share

During fiscal 2009 we reported net income of $37.2 million ($0.46 diluted earnings per share).

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (Revised) Business Combinations (“FAS 141R”). This statement establishes principles and requirements for how we recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this standard establishes principles and requirements for how we recognize and measure the goodwill acquired in the business combination or gain from a bargain purchase, and how we determine what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. FAS 141R will become effective for us for business combinations for which the acquisition date is on or after June 1, 2009.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). This statement applies to the accounting for noncontrolling interests (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 will become effective for us on June 1, 2009. Upon adoption of FAS 160, minority interests that are not redeemable will be reclassified from the ‘mezzanine’ section of the consolidated balance sheet to permanent equity but separate from parent’s equity. As further described in Note 13, we have minority interests that include redemption provisions that are not solely within our control, commonly referred to as redeemable minority interests. At the March 12, 2008 meeting of the FASB Emerging Issues Task Force (“EITF”), certain revisions were made to EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”). These revisions clarified that Topic D-98 applies to redeemable minority interests and requires that its provisions be applied no later than the effective date of FAS 160. Upon adoption of this standard and in conjunction with the provisions of Topic D-98, an adjustment for the then maximum redemption amount of redeemable minority interests will be required. This adjustment will ultimately increase the carrying value of redeemable minority interests to the redemption value with a corresponding charge to equity. These redeemable minority interests will remain in the mezzanine section of the consolidated balance sheet. Topic D-98 allows for a choice of either accreting redeemable minority interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. We have elected to recognize the changes in the redemption value immediately. We will apply the guidance of Topic D-98 in our consolidated financial statements beginning June 1, 2009, which will result in us recording the maximum redemption amount of our redeemable minority interest with a corresponding adjustment to retained earnings in the consolidated balance sheet. As a result of this guidance, on June 1, 2009 we recorded a $379.6 million increase to minority interest in equity of subsidiaries with a corresponding decrease to retained earnings in the consolidated balance sheet.

Fiscal Year Ended May 31, 2008 Compared to Fiscal Year Ended May 31, 2007

The following table shows key selected financial data for the fiscal years ended May 31, 2008 and 2007, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2007.

	2008	% of Revenue (1)	2007	% of Revenue (1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$731,215	57%	$604,899	57%	$126,316	21%
Canada	267,249	21	224,570	21	42,679	19

North America merchant services	998,464	78	829,469	78	168,995	20

Europe	59,778	5	51,224	5	8,554	17
Asia-Pacific	72,367	6	48,449	5	23,918	49

International merchant services	132,145	10	99,673	9	32,472	33

United States	119,019	9	115,416	11	3,603	3
Europe	24,601	2	16,965	2	7,636	45

Money transfer	143,620	11	132,381	12	11,239	8

Total revenues	$1,274,229	100%	$1,061,523	100%	$212,706	20%

Consolidated operating expenses:
Cost of service	$475,612	37.3%	414,837	39.1%	60,755	15
Sales, general and administrative	545,941	42.8	425,509	40.1	120,432	28
Restructuring and other	1,317	0.1	3,088	0.3	(1,771)	(57)

Operating income	$251,359	19.7%	$218,089	20.5%	$33,270	15%

Operating income for segments:
North America merchant services	$275,356		$241,082		$34,274	14%
International merchant services	17,674		18,588		(914)	(5)
Money transfer	13,635		14,476		(841)	(6)
Corporate	(53,989)		(52,969)		(1,020)	(2)
Restructuring and other	(1,317)		(3,088)		1,771	(57)

Operating income	$251,359		$218,089		$33,270	15%

Operating margin for segments:
North America merchant services	27.6%		29.1%		(1.5)%
International merchant services	13.4%		18.6%		(5.2)%
Money transfer segment	9.5%		10.9%		(1.4)%

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

We derive our revenues from three primary sources: charges based on volumes and fees for services, charges based on transaction quantity, and equipment sales, leases and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry, and general economic conditions. In fiscal 2008, revenue increased 20% to $1,274.2 million compared to the prior year. We attribute this revenue growth primarily to our merchant services channels.

North America Merchant Services Segment

Revenue from our North America merchant services segment for fiscal 2008 increased by $169.0 million or 20% to compared to the prior year.

We have continued to grow our domestic direct merchant channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For fiscal 2008, our credit and debit card processed transactions grew 26% and our revenue grew 21% for this channel compared to the prior year period. In fiscal 2008 compared to the prior year, our domestic direct credit card average dollar value of transaction, or average ticket, decreased in the mid single digit percentage range, due to a shift toward smaller merchants added through our ISOs. Offsetting this decline in average ticket was a mid single digit percentage increase in our average discount revenue per dollar value volume, or spread, in fiscal 2008 compared to the prior year. Our spread was favorably impacted by the shift towards smaller merchants added through our ISOs. Smaller merchants tend to have lower average tickets and higher spreads than larger merchants. Aside from the impact of changes in our average ticket and spread, the remaining difference between our transaction growth and revenue growth was due to our service fees, equipment fees and check-related services. The total of this revenue grew at a lesser rate than our credit and debit card transaction growth.

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

We experienced continued and expected declines in our domestic indirect and other channel during fiscal 2008, with a decline in revenue of 6% compared to the prior year. We attributed this revenue decline to the industry consolidation of financial institutions and competitive pricing pressures.

International Merchant Services Segment

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

Money Transfer Segment

For fiscal 2008, revenue from our money transfer segment increased 8% to $143.6 million compared to the prior year.

Our domestic money transfer channel relates to all revenue originating from the money transfer branches that we operate in the United States, which may include money transfers to destinations both inside and outside of the United States. For fiscal 2008, our domestic money transfer channel transactions grew 7% and revenue increased 3%, compared to the prior year.

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

Cost of service increased 15% to $475.6 million for fiscal 2008 compared to the prior year. As a percentage of revenue, cost of service decreased to 37.3% of revenue for fiscal 2008 from 39.1% in fiscal 2007.

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

Sales, general and administrative expenses increased 28% to $545.9 million compared to the prior year. As a percentage of revenue, these expenses increased to 42.8% for fiscal 2008 compared to 40.1% in fiscal 2007.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment increased 14% to $275.4 million for fiscal 2008 compared to the prior year. The operating margin was 27.6% and 29.1% for fiscal 2008 and fiscal 2007, respectively. This operating margin decline was primarily due to the growth of our ISO channel, increased losses in our check guarantee service offering, and the prior year non-recurring card association incentive revenue in Canada. Offsetting this decline in operating margin was the impact of the operating tax item discussed above.

International Merchant Services Segment

Operating income in the International merchant services segment decreased 5% to $17.7 million for fiscal 2008 compared to the prior year. The operating margin was 13.4% and 18.6% for fiscal 2008 and fiscal 2007, respectively This operating margin decline was primarily due to the ongoing investments in our Asia-Pacific channel and the customer attrition and pricing pressure in our Central and Eastern European channel.

Money Transfer Segment

Operating income in the money transfer segment decreased 6% to $13.6 million for fiscal 2008 compared to the prior year. This decrease resulted in an operating margin of 9.5% for fiscal 2008, compared to 10.9% in the prior year.

This operating margin decline was primarily due to the increased price competition discussed above and our use of a fixed-cost, branch model at the point of sale. In addition, we incurred costs associated with the closure of underperforming locations, such as lease termination fees and fixed asset write-offs. In contrast with the operating margin decline for the full fiscal 2008 year, recent trends have improved. For the three months ended May 31, 2008, we achieved operating income growth of 116% in this segment compared to the prior year, and our operating margin improved to 18.6% compared to 10.2% in the prior year. These strong results were primarily due to stabilized pricing, the closure of underperforming branch locations, and economies of scale benefits resulting from our fixed cost model.

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

Consolidated Operating Income

Consolidated operating income increased 15% to $251.4 million for fiscal 2008 compared to the prior year. This change resulted in an operating margin of 19.7% for fiscal 2008 compared to 20.5% in the prior year.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Interest and other income, net increased to $10.0 million in fiscal 2008 compared to $8.2 million in the prior year. This improvement was largely due to higher interest income due to higher cash balances.

Provision for Income Taxes

In fiscal 2008, our effective tax rate, reflected as the provision for income taxes divided by income before income taxes, including the effect of minority interest, increased to 35.6% from 34.1% in fiscal 2007. This increase was primarily due to favorable one-time tax benefit items in the prior year related to income tax statute expirations and certain tax planning initiatives.

Minority Interest, Net of Tax

Minority interest, net of tax decreased to $8.1 million for fiscal 2008 compared to $9.9 million in the prior year. This decrease primarily related to our investment in our Asia-Pacific channel, offset by growth in our Comerica Bank alliance.

Net Income and Diluted Earnings Per Share

Net income increased 14% to $162.8 million in fiscal 2008 compared to the prior year. This growth resulted in a 15% increase in diluted earnings per share to $2.01 in fiscal 2008 compared to the prior year.

Liquidity and Capital Resources

At May 31, 2009, we had cash and cash equivalents totaling $426.9 million. Of this amount, we consider $115.6 million to be available cash, which generally excludes settlement related and merchant reserve cash balances, as well as cash that belongs to a partnership. At May 31, 2009, our cash and cash equivalents included $163.6 million related to Merchant reserves. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card associations. See Cash and cash equivalents under Note 1 in the notes to the consolidated financial statements for additional details.

Net cash provided by operating activities increased $110.6 million to $383.0 million for fiscal 2009 from the prior year. The increase in cash flow from operating activities was primarily due to increased operating income resulting from our acquisition of 51% of HSBC Merchant Services LLP. Our net income of $37.2 million included a non-cash charge for the impairment of goodwill and identified intangible assets of $147.7 million, minority interest in earnings of $37.0 million and $30.9 million of amortization of acquired intangibles. In addition to our non-cash adjustments, we had cash provided by changes in working capital of $26.9 million.

The working capital change was primarily due to the change in net settlement processing assets and obligations of $22.4 million, the change in accounts payable and accrued liabilities of $7.9 million, and the change in prepaid expenses and other assets of $8.2 million, partially offset by the change in income taxes payable of $15.8 million.

The change in net settlement processing assets and obligations relates to timing differences, processed volume changes and exchange rate fluctuations. See Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details. The change in accounts payable and accrued liabilities is due to timing differences related to payments versus accruals, primarily relating to ISO commissions, year-end bonus accruals, employee benefits, and third party processing charges. The change in prepaid expenses and other assets is primarily due to net timing differences related to amortization of prepaid assets, prepayments for computer maintenance, and collections of receivables from ISO’s relating to the sale of merchants and/or residual streams for Discover activity. The change in income taxes payable is attributed to the timing and amount of estimated tax payments this year compared to last year.

Net cash used in investing activities increased $496.0 million to $559.3 million in fiscal 2009 from the prior year, primarily due to our $441.6 million investment in a partnership with HSBC UK, our $75.0 million acquisition of all outstanding stock of UCS, and our $10.9 million investment in a partnership with HSBC Asia Pacific.

Capital expenditures decreased to $40.9 million in fiscal 2009 from $45.0 million in fiscal 2008. These expenditures primarily relate to software and infrastructure.

In fiscal 2009, we generated $161.5 million in cash provided by financing activities compared to $76.4 million cash used in financing activities in the prior year. The increase in cash provided by financing activities was primarily due to our new five year, $200.0 million term loan agreement. In addition, this increase was also due in part to our purchase of $87.0 million in shares of our common stock fiscal 2008, while we did not repurchase any common stock during fiscal 2009.

On June 12, 2009, we completed the purchase of the remaining 49% of HSBC Merchant Services LLP (the “LLP”) from HSBC Bank plc. Total consideration for the LLP’s remaining interest was $307.7 million in cash. We used existing lines of credit and available cash to complete the transaction. On July 10, 2009 we entered into a new $300.0 million term loan agreement with a syndicate of financial institutions. We used the proceeds of the term loan to pay down our existing credit facility which was used initially to fund the purchase of the remaining 49% interest in the LLP. The term loan expires in 2012 and has a variable interest rate based on London Interbank Offered Rate plus a margin based on our leverage position.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. For fiscal 2010, we do not have any material capital commitments, other than commitments under operating leases and planned expansions.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our current cash flow strategy is, to make planned capital investments in our business, to pursue acquisitions that meet our growth strategies, to pay dividends, to pay off debt and repurchase our shares at the discretion of our Board of Directors, to collateralize our Merchant reserves, and to invest excess cash in investments that we believe are of high-quality and marketable in the short term.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	May 31, 2009	May 31, 2008
	(in thousands)
Lines of credit:
U.S. Credit Facility	$—	$—
China Credit Facility	—	577
Canada Credit Facility	—	—
National Bank of Canada (“NBC”) Credit Facility	1,534	71
Macau Credit Facility	1,333	879
Sri Lanka Credit Facility	1,355	—
Philippines Credit Facility	5,244	—
Maldives Credit Facility	708	—
Notes Payable	12,003
Term loan	185,000	—

Total debt	$207,177	$1,527

Current portion	35,174	1,527
Long-term debt	172,003	—

Total debt	$207,177	$1,527

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the U.S. Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from Visa, MasterCard, and Interac Associates. Our line of credit facilities consist of the following:

•

U.S.—a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position. In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes.

•

China—a revolving credit facility with the People’s Bank of China for up to $2.6 million to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by People’s Bank of China. This facility is subject to annual review up to and including June 2010.

•

Canada—a credit facility, which we refer to as our Canada Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canada Credit Facility is a facility which consists of a line of credit of $25 million Canadian dollars. In addition, the Canada Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars and does not have a fixed term. This credit facility carries no termination date, but can be terminated by CIBC with advance notice. This credit facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

•	NBC—a credit facility for up to $80 million Canadian dollars and $5 million United States dollars to provide certain Canadian merchants with same day value for their Canadian and United States dollar

MasterCard credit card transactions and debit card transactions. This credit facility has a variable interest rate based on the National Bank of Canada prime rate. As of May 31, 2009 the interest rate on the facility was 3.8%.

•

Macau—a revolving overdraft facility with HSBC Asia Pacific, for up to $3.8 million to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This is denominated in Macau Pataca and has a variable interest rate based on the lending rate stipulated by HSBC Asia Pacific, plus a margin. As of May 31, 2009 the interest rate on the facility was 2.5%. This facility is subject to annual review up to and including January 2010.

•

Sri Lanka—a revolving overdraft facility with HSBC Bank, Sri Lanka, for up to $1.8 million to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This is denominated in Sri Lankan Rupees and has a variable interest rate based on the lending rate stipulated by HSBC Bank. As of May 31, 2009 the interest rate on the facility was 18.1%. This facility is subject to annual review up to and including June 2010.

•

Philippines—a revolving overdraft facility with HSBC Bank, Philippines, for up to 350 million Pesos and $1.5 million United States dollars to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. The facility denominated in Philippine Pesos has a variable interest rate based on the lending rate stipulated by HSBC Bank. As of May 31, 2009 the interest rate on the facility was 5.0%. This facility is subject to annual review up to and including August 2010.

•

Maldives—a revolving overdraft facility with HSBC Bank, Maldives, for up to $1.0 million to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This facility is denominated in United States Dollars and has a variable interest rate based on the lending rate stipulated by HSBC Bank. As of May 31, 2009 the interest rate on the facility was 5.7%. This facility is subject to annual review up to and including June 2010.

Term Loan

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund our HSBC Merchant Services acquisition (Note 2). The term loan bears interest, at our election, at the prime rate or LIBOR plus a margin based on our leverage position. As of May 31, 2009 the interest rate on the term loan was 1.43%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of May 31, 2009, the outstanding balance of the term loan was $185.0 million. The $5.0 million quarterly principal payment scheduled for May 31, 2009 was paid on June 1, 2009, as the contractual payment due date fell on a weekend.

Notes Payable

In connection with our acquisition of UCS, we assumed notes payable with a total outstanding balance of approximately $12.0 million at May 31, 2009. These notes are used to fund the purchase of ATMs and have interest rates ranging from 8% to 10.5% with maturity dates ranging from March 31, 2011 through July 25, 2013.

Redeemable Minority Interests

We have a redeemable minority interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia

Pacific (the “AP Put Option”). HSBC Asia Pacific may exercise the AP Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the AP Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until beginning in July 2011, we estimate the maximum total redemption amount of the minority interest under the AP Put Option would be $91.7 million as of May 31, 2009.

We also had a redeemable minority interest associated with the HSBC Merchant Services LLP partnership agreement. Under the HSBC Merchant Services LLP partnership agreement, HSBC UK could compel us to purchase, at fair value, additional membership units (the “UK Put Option”). HSBC UK could exercise the UK Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the UK Put Option, HSBC UK could require us to purchase, on an annual basis, up to 15% of the total membership units. While not redeemable until June 2013, we estimate the maximum total redemption amount of the minority interest under the UK Put Option would be $307.7 million, as of May 31, 2009. On June 12, 2009 we purchased the remaining 49% of HSBC Merchant Services LLP from HSBC UK. Please see Note 16—Subsequent Events for further information.

We adopted the provisions of EITF Topic D-98 beginning June 1, 2009. Topic D-98 requires that redeemable minority interests be recorded at the maximum redemption amount. Pursuant to the adoption of Topic D-98, we recorded a $379.6 million increase to the carrying amount of redeemable minority interests with a corresponding decrease to retained earnings in the consolidated balance sheets. The carrying amount of redeemable minority interests was subsequently reduced by $307.7 million on June 12, 2009 when we purchased the remaining 49% of the LLP. Pursuant to FAS 160, the purchase of the remaining 49% of the LLP is reflected as an equity transaction and no additional value has been ascribed to the assets of the LLP. As a result, our tax basis in the LLP exceeds our book basis and we anticipate recording a deferred tax asset in the amount of $97.6 million with a corresponding increase to retained earnings.

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

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of May 31, 2009:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)
Operating leases (Note 13)	$39,937	$19,703	$15,457	$3,416	$1,361
Long-term debt including current portion (Note 6)	197,003	29,393	106,428	61,182	—
Interest on long-term debt (1)	3,886	814	2,094	978	—

(1)	Interest on variable rate debt is based on rates effective as of May 31, 2009.

Note:	This table excludes other obligations that we may have, such as employee benefit plan obligations, and other current and long–term liabilities reflected in our consolidated balance sheet and the minority interest put option rights described in Note 13. We do not have any material purchase commitments as of May 31, 2009.

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

Reserve for operating losses

As a part of our direct merchant credit card and debit card processing services and check guarantee services in the United States, Canada, the United Kingdom, Asia-Pacific, and the Russian Federation we experience merchant losses and check guarantee losses, which we collectively refer to as “operating losses.” Merchant losses occur when we are unable to collect amounts from merchant customers for any charges properly reversed by the cardholder. Check guarantee losses occur when we are unable to collect the full amount of a guaranteed check from the checkwriter. Please refer to the notes to consolidated financial statements for a further explanation of these operating losses.

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

We account for our potential liability relating to merchant losses as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on an assumed percentage of our United States, Canadian, the United Kingdom, Asia-Pacific, and the Russian Federation direct merchant credit card and off-line debit card sales volumes processed, or processed volume. For the years ended May 31, 2009, 2008, and 2007, our processed volume was $231.9 billion, $134.7 billion, and $100.1 billion, respectively. For these same periods, we recorded provisions for merchant losses of $7.1 million, $5.7 million, and $3.1 million, respectively. As a percentage of processed volume, these charges were 0.0031%, 0.0043%, and 0.0031%, respectively, during the above periods. For these same years, we experienced actual losses of $6.9 million, $5.2 million, and $3.3 million, respectively. Since actual losses were similar to the merchant loss provisions provided above, we believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our provision for merchant losses as a percentage of processed volume for the year ended May 31, 2009 would have resulted in a decrease or increase in net income of $0.2 million. Further, if our provision for merchant losses as a percentage of processed volume for our fiscal 2009 had equaled our provision for merchant losses as a percentage of processed volume of 0.0043% for the same prior year period, our net income would have decreased by $0.9 million. As of May 31, 2009 and 2008, $3.5 million and $3.4 million, respectively, have been recorded for guarantees associated with merchant card processing and are included in settlement processing obligations in the accompanying consolidated balance sheets.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks.

Our check guarantee loss reserve is also comprised of known losses and a projection of future losses based on an assumed percentage of the face value of our guaranteed checks. For the years ended May 31, 2009, 2008, and 2007, we guaranteed total check face values of $2.5 billion, $2.7 billion, and $2.6 billion, respectively. For those same periods, we recorded provisions for check guarantee losses of $17.9 million, $23.9 million, and $18.2 million, respectively. As a percentage of the total guaranteed check face value, these charges were 0.73%, 0.90%, and 0.70%, respectively, during the years mentioned above. For these same years, we experienced actual losses of $17.9 million, $23.0 million, and $18.8 million, respectively. Since actual losses were similar to the check guarantee loss provisions provided above, we believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our percentage assumption for the year ended May 31, 2009 would have resulted in a decrease or increase in net income of $0.5 million. Further, if our guarantee loss as a percentage of guarantee volume for our fiscal 2009 had equaled our guarantee loss as a percentage of guarantee volume of 90% for the same prior year period, our net income would have decrease by $1.2 million. As of May 31, 2009 and 2008, we had a check guarantee reserve of $4.0 million and $6.1 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets.

We derive our projected loss rate assumptions primarily based on a rolling six month analysis of historic loss activity. These assumptions, however, bear the risk of change, which may occur as a result of several qualitative factors. For merchant losses, these factors include the following: a change in the creditworthiness of our merchant customers; a change in the levels of credit card fraud affecting our merchant customers; and a change in the effectiveness of our internal credit, risk management, and collection departments. For check guarantee losses, these factors include a change in the levels of dishonored consumer checks presented to our guarantee service merchant customers and a change in the effectiveness of our internal check guarantee procedures, customer acceptance and retention policies, or collection protocols. Application of our percentage assumptions involve uncertainty regarding changes in any of the factors above, especially those that are outside of our control, such as the financial health of the United States, Canadian, the United Kingdom, Asia-Pacific, and the Russian Federation regional economies at a regional or national level and the related impact on our customers.

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

At May 31, 2009 we had goodwill of $625.1 million recorded in our consolidated balance sheet. As a result of our annual impairment test we recorded an impairment charge related to our Money Transfer segment during the three months ended February 28, 2009. Please see Note 3—Impairment Charges for further information.

Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), and trademarks associated with acquisitions. Customer-related intangible assets, contract-based intangible assets and certain trademarks are amortized over their estimated useful lives of up to 30 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks are based on our plans to phase out the trademarks in the applicable markets. We have determined that certain trademarks have indefinite lives and they, therefore, are not being amortized.

We use the accelerated method of amortization for our customer related intangible assets. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. During fiscal 2009, we did not adjust the amortization schedules.

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We use the straight-line method of amortization for our contract-based intangibles and amortizable trademarks.

Capitalization of Internally Developed Software

We develop software that is used in providing processing services to customers. Capitalization of internally developed software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred prior to the preliminary project stage are expensed as incurred. Currently unforeseen circumstances in software development could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. Costs capitalized during fiscal 2009, 2008 and 2007 totaled $11.8 million, $10.2 million and $11.0 million, respectively. Internally developed software has an amortization period of 5 to 10 years. Internally developed software assets are placed into service when they are ready for their intended use.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Canadian dollars, British Pound Sterling, Euros, Russian Rubles, and the various currencies of the Asia-Pacific region, Central and Eastern Europe, and Central and South America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For fiscal 2009, currency rate fluctuations reduced our revenues by $88.2 million and our diluted earnings per share by $0.23. To calculate this we converted our fiscal 2009 actual revenues at fiscal 2008 rates.

Interest Rate Risk

We are exposed to market risk changes in interest rates on our cash investments and debt. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes.

We have a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States. The term loan bears interest, at our election, at the prime rate or LIBOR plus a margin based on our leverage position. As of May 31, 2009 the interest rate on the term loan was 1.4%.

We also have a five year, $350 million unsecured revolving credit facility with a syndicate of banks based in the United States. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position. As of May 31, 2009 there were no borrowings on this facility.

We have various lines of credit that we use to fund settlement in certain of our markets; the aggregate maximum borrowing capacity of which is $142.4 million at May 31, 2009. Interest rates on these lines of credit are based on market rates and fluctuate accordingly. As of May 31, 2009 there was $10.2 million outstanding on these lines of credit.

In certain of our credit card transaction processing markets, the Member uses its own funds to fund merchant settlement and charges us cost of funds. Cost of funds are charged at prevailing market rates and fluctuate accordingly.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and believe the market risk arising from investment instruments and debt to be minimal.

A 10% proportionate increase in interest rates as of May 31, 2009 would not have had a material adverse impact on our current or future consolidated net income or cash flows. Also, see Note 6 in the notes to the consolidated financial statements concerning a variable interest rate term loan entered into subsequent to May 31, 2009.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Payments Inc.:

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the “Company”) as of May 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Global Payments Inc. and subsidiaries as of May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 9 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes to conform to Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on June 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 28, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

July 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Payments Inc.:

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the “Company”) as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at HSBC Merchant Services LLP and ZAO United Card Services, which were acquired on June 30, 2008 and April 30, 2009, respectively, and whose financial statements constitute 39% and 7% of total assets and 13% and less than 1% of revenues, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended May 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at HSBC Merchant Services LLP and ZAO United Card Services. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2009 of the Company and our report dated July 28, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

July 28, 2009

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended May 31,
	2009	2008	2007
Revenues	$1,601,524	$1,274,229	$1,061,523

Operating expenses:
Cost of service	598,785	475,612	414,837
Sales, general and administrative	693,646	545,941	425,509
Impairment, restructuring and other	147,664	1,317	3,088

	1,440,095	1,022,870	843,434

Operating income	161,429	251,359	218,089

Other income (expense):
Interest and other income	7,263	18,210	16,706
Interest and other expense	(7,265)	(8,166)	(8,464)

	(2)	10,044	8,242

Income before income taxes and minority interest	161,427	261,403	226,331
Provision for income taxes	(87,249)	(90,588)	(73,436)
Minority interest, net of tax	(36,961)	(8,061)	(9,910)

Net income	$37,217	$162,754	$142,985

Basic earnings per share	$0.47	$2.05	$1.78

Diluted earnings per share	$0.46	$2.01	$1.75

Dividends per share	$0.08	$0.08	$0.08

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 31, 2009	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$426,935	$456,060
Accounts receivable, net of allowances for doubtful accounts of $553 and $489, respectively	122,831	100,179
Claims receivable, net of allowances for losses of $4,026 and $6,065, respectively	607	1,354
Settlement processing assets	6,675	24,280
Inventory, net of obsolescence reserves of $653 and $1,028, respectively	5,914	3,821
Deferred income taxes	3,789	4,119
Prepaid expenses and other current assets	28,437	27,597

Total current assets	595,188	617,410

Goodwill	625,120	497,136
Other intangible assets	258,094	175,636
Property and equipment	176,226	141,415
Other	22,193	14,310

Total assets	$1,676,821	$1,445,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$10,174	$1,527
Notes payable—current portion	29,393	—
Payables to money transfer beneficiaries	12,343	9,276
Accounts payable and accrued liabilities	167,700	138,243
Settlement processing obligations	106,934	56,731
Income taxes payable	9,633	11,975

Total current liabilities	336,177	217,752

Notes payable	167,610	—
Deferred income taxes	76,405	75,001
Other long-term liabilities	19,009	11,612

Total liabilities	599,201	304,365

Commitments and contingencies (See Note 13)

Minority interests in equity of subsidiaries (includes redeemable minority interests with a book value of $19,792 and an estimated maximum redemption amount of $399,402 at May 31, 2009)	30,605	14,724

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 80,445,009 and 79,636,629 shares issued and outstanding at May 31, 2009 and May 31, 2008, respectively	—	—
Paid-in capital	405,241	380,741
Retained earnings	652,675	621,875
Accumulated other comprehensive (loss) income	(10,901)	124,202

Total shareholders’ equity	1,047,015	1,126,818

Total liabilities and shareholders’ equity	$1,676,821	$1,445,907

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$37,217	$162,754	$142,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	35,434	28,894	25,929
Amortization of acquired intangibles	30,854	15,140	14,436
Provision for operating losses and bad debts	25,595	30,228	21,477
Share-based compensation expense	14,570	13,826	15,154
Minority interest in earnings	36,961	8,762	9,214
Impairment, restructuring and other charges, non-cash	147,664	—	1,145
Deferred income taxes	5,457	(1,151)	(2,211)
Other, net	4,036	(4,345)	1,807
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(25,077)	(23,957)	(8,579)
Claims receivable	(17,201)	(23,073)	(19,444)
Settlement processing assets and obligations, net	60,700	38,311	(13,937)
Inventory	(1,653)	(623)	(167)
Prepaid expenses and other assets	4,438	(3,775)	(2,428)
Accounts payable and accrued liabilities	23,251	15,304	11,505
Payables to money transfer beneficiaries	3,067	2,687	228
Income taxes payable	(2,342)	13,432	(5,982)

Net cash provided by operating activities	382,971	272,414	191,132

Cash flows from investing activities:
Business and intangible asset acquisitions, net of cash acquired	(525,205)	(18,247)	(81,261)
Capital expenditures	(40,940)	(44,974)	(35,374)
Proceeds from sale of investment and contractual rights, net	6,888	—	—

Net cash used in investing activities	(559,257)	(63,221)	(116,635)

Cash flows from financing activities:
Net borrowings on lines of credit	8,647	1,527	—
Proceeds from notes payable	200,000	—	—
Principal payments under notes payable	(16,734)	—	—
Principal payments under capital lease arrangements	—	—	(746)
Proceeds from stock issued under employee stock plans	9,050	17,385	19,332
Repurchase of common stock	—	(87,020)	—
Tax benefit from exercise of stock options	880	7,571	7,495
Contribution from minority interest holder	358	—	—
Distributions to minority interests	(34,299)	(9,459)	(8,753)
Dividends paid	(6,417)	(6,377)	(6,442)

Net cash provided by (used in) by financing activities	161,485	(76,373)	10,886

Effect of exchange rate changes on cash	(14,324)	14,368	5,014

(Decrease) Increase in cash and cash equivalents	(29,125)	147,188	90,397
Cash and cash equivalents, beginning of year	456,060	308,872	218,475

Cash and cash equivalents, end of year	$426,935	$456,060	$308,872

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Paid-in Capital	Retained Earnings	Deferred Compensation	Currency Translation Adjustments	Minimum Pension Liability	Total Shareholders’ Equity
Balance at May 31, 2006	79,814	$389,366	$329,874	$(1,853)	$53,852	$(1,016)	$770,223

Adjustment for the adoption of FAS 123R		(1,853)		1,853			—
Comprehensive income
Net income			142,985				142,985
Foreign currency translation adjustment, net of tax of $4,637					8,288		8,288
Minimum pension liability adjustment, net of tax of $91						162	162
Adjustment for the adoption of FAS 158, net of tax of $(52)						(93)	(93)

Total comprehensive income							151,342

Stock issued under employee stock plans	1,064	19,332					19,332
Tax benefit from exercise of stock options		8,139					8,139
Share-based compensation expense		15,182					15,182
Dividends paid ($0.08 per share)			(6,442)				(6,442)

Balance at May 31, 2007	80,878	430,166	466,417	—	62,140	(947)	957,776

Comprehensive income
Net income			162,754				162,754
Foreign currency translation adjustment, net of tax of $5,570					62,533		62,533
Minimum pension liability adjustment, net of tax of $267						476	476

Total comprehensive income							225,763

Stock issued under employee stock plans	1,058	17,385					17,385
Tax benefit from exercise of stock options		6,927					6,927
Share-based compensation expense		13,826					13,826
Adjustment for the adoption of FIN 48		(543)	(919)				(1,462)
Repurchase of common stock	(2,299)	(87,020)					(87,020)
Dividends paid ($0.08 per share)			(6,377)				(6,377)

Balance at May 31, 2008	79,637	380,741	621,875	—	124,673	(471)	1,126,818

Comprehensive income (loss)
Net income			37,217				37,217
Foreign currency translation adjustment, net of tax of $2,428					(133,660)		(133,660)
Minimum pension liability adjustment, net of tax of $(832)						(1,443)	(1,443)

Total comprehensive loss							(98,521)

Stock issued under employee stock plans	808	9,050					9,050
Tax benefit from exercise of stock options		880					880
Share-based compensation expense		14,570					14,570
Dividends paid ($0.08 per share)			(6,417)				(6,417)

Balance at May 31, 2009	80,445	$405,241	$652,675	$—	$(8,987)	$(1,914)	$1,047,015

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation— Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other business and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have provided transaction processing services since 1967. Our fiscal year ends on May 31, thus we refer to the years ended May 31, 2009, 2008 and 2007 as fiscal years 2009, 2008, and 2007, respectively.

The consolidated financial statements include our accounts and those of our majority-owned subsidiaries. These consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present our financial position, results of operations, and cash flows. Intercompany transactions have been eliminated in consolidation.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants that serve as collateral (“Merchant reserves”) to minimize contingent liabilities associated with charges properly reversed by a cardholder. While this cash is not restricted and can be used in our general operations, we do not intend to use it, as we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card associations. As of May 31, 2009 and 2008, our cash and cash equivalents included $163.6 million and $131.6 million, respectively, related to Merchant reserves.

Inventory—Inventory, which includes electronic point of sale terminals, automated teller machines, and related peripheral equipment, is stated at the lower of cost or market. Cost is determined by using the average cost method.

Settlement processing assets and obligations—In order to provide credit card transaction processing services, we must be designated as a certified processor by MasterCard and Visa, in addition to a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the Visa and MasterCard networks. A financial institution that is a member of the Visa and/or MasterCard card networks (the “Member”) must sponsor an electronic transaction payment processor such as Global Payments. We have five primary financial institution sponsors in the United States, Canada, the United Kingdom, the Asia-Pacific region and the Russian Federation with whom we have sponsorship or depository and processing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply. Certain of the member financial institutions of Visa and MasterCard are our competitors.

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

For transactions processed on our systems, we use our network telecommunication infrastructure to deliver funding files to the Member, which creates a file to fund the merchants using country-specific payment networks such as the Federal Reserve’s Automated Clearing House system in the United States or the Automated Clearing Settlement System or the Large Value Transfer System in Canada. In certain of our markets, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card networks creating a net settlement obligation on our balance sheet. In our other markets, the Member funds the merchants before the Member receives the net settlement funds from the card networks, creating a net settlement asset at the Member. In the United Kingdom and certain markets in the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. In such instances, we do not reflect the related settlement processing assets and obligations in our consolidated balance sheet. The Member will continue to provide these operations and services until the integration to our platforms is completed. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada at which point the related settlement assets and obligations will be reflected in our consolidated balance sheet.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Timing differences, interchange expenses, Merchant reserves and exception items cause differences between the amount the Member receives from the card networks and the amount funded to the merchants. The standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we generally follow a net settlement process whereby, if the incoming amount from the card networks precedes the Member’s funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in a joint deposit account or in an account at the Member bank, and record a corresponding liability. Conversely, if the Member’s funding obligation to the merchant precedes the incoming amount from the card networks, the amount of the Member’s net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member assesses a funding cost, which is included in interest and other expense on the accompanying consolidated statements of income. Each participant in the transaction process receives compensation for its services.

The settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding (“Receivable from Members”), and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members (“Liability to Members”), (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. In cases in which the Member uses its own funds to satisfy a funding obligation to merchants that precedes the incoming amount from the card network, we reflect the amount of this funding as a component of “Liability to Members”. As of May 31, 2009 and 2008, our settlement processing assets primarily related to our processing for direct merchants in certain Asia Pacific markets and the Russian Federation, while our settlement processing obligations primarily related to our processing for direct merchants in the United States, Canada, and other Asia-Pacific markets. Our reserve for operating losses and reserve for sales allowance relate to our “direct” merchant services business model. A summary of these amounts as of May 31, 2009 and 2008 is as follows:

	2009	2008
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$222	$60,734
Receivable from (Liability to) Members	6,631	(19,122)
Exception items	553	717
Merchant reserves	(731)	(18,049)

Total	$6,675	$24,280

Settlement processing obligations:
Interchange reimbursement	$179,763	$123,757
Liability to Members	(129,295)	(69,823)
Exception items	10,507	6,722
Merchant reserves	(162,870)	(113,523)
Fair value of guarantees of customer chargebacks	(3,507)	(3,375)
Reserves for sales allowances	(1,532)	(489)

Total	$(106,934)	$(56,731)

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

Financial Accounting Standards Board (“FAS”) Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires all guarantees be recorded at their fair value at inception. We believe our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and off-line debit card sales volumes processed. Historically, this estimation process has been materially accurate.

As of May 31, 2009 and 2008, $3.5 million and $3.4 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the years ended May 31, 2009, 2008, and 2007, we recorded such expenses in the amounts of $7.1 million, $5.7 million, and $3.1 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of May 31, 2009 and 2008, we have a check guarantee loss reserve of $4.0 million and $6.1 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. Expenses of $17.9 million, $23.9 million, and $18.2 million were recorded for the years ended May 31, 2009, 2008 and 2007, respectively, for these losses and are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Property and equipment—Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease. We capitalize the costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Maintenance and repairs are charged to operations as incurred.

Goodwill and other intangible assets—We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2009. Pursuant to the guidance in FAS 142, Goodwill and Other Intangible Assets, recoverability of goodwill is measured at the reporting unit level and consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value of goodwill is the impairment loss.

As a result of our annual impairment test, we recorded an impairment charge related to our Money Transfer segment during the third quarter of fiscal 2009. Please see Note 3—Impairment Charges for further information.

Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), and trademarks associated with acquisitions. Customer-related intangible assets, contract-based intangible assets and certain trademarks are amortized over their estimated useful lives of up to 30 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks are based on our plans to phase out the trademarks in the applicable markets. We have determined that certain trademarks have indefinite lives and, therefore, they are not being amortized.

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

Impairment of long-lived assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. During fiscal 2009, we determined that certain software assets were obsolete and recorded impairment charges of $4.3 million. We also recorded an impairment charge of $1.7 million related to certain customer relationship intangibles and non-compete agreements that were deemed impaired. These charges are included in cost of service in the accompanying consolidated statements of income. Also during the third quarter of fiscal 2009, we also recorded an impairment charge related to our money transfer business. Please see Note 3—Impairment Charges for further information.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. On June 1, 2007, we adopted the provisions of FAS Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. Under this Interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Refer to Note 9—Income Taxes for further information.

Fair value of financial instruments—We consider that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate fair value given the short-term nature of these items. Our term loan includes variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. We estimate the fair value of our term loan was $176.5 million at May 31, 2009. Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 10.5% and maturity dates ranging from March 31, 2011 through December 31, 2012. At May 31, 2009, we believe the carrying amount of these notes approximates fair value.

Foreign currencies—We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the years ended May 31, 2009, 2008 and 2007 our transaction gains and losses were insignificant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for the years ended May 31, 2009, 2008 and 2007 excludes incremental shares of 0.9 million, 0.6 million, and 0.6 million related to stock options, respectively. These shares were excluded since they have an anti-dilutive

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

effect because their option exercise prices are greater than the average market price of the common shares. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the years ended May 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands, except per share data)
Basic EPS:
Net income available to common shareholders	$37,217	$162,754	$142,985
Basic weighted average shares outstanding	79,718	79,518	80,229
Earnings per share	$0.47	$2.05	$1.78

Diluted EPS:
Net income available to common shareholders	$37,217	$162,754	$142,985
Basic weighted average shares outstanding	79,718	79,518	80,229
Plus: dilutive effect of stock options and restricted stock awards	1,274	1,461	1,593

Diluted weighted average shares outstanding	80,992	80,979	81,822

Earnings per share	$0.46	$2.01	$1.75

Stock awards and options— In accordance with FAS 123R Share Based Payment (“FAS 123R”) we expense the fair value of options over the vesting period. We use the Black-Scholes valuation model to calculate the fair value of share-based awards. Refer to Note 11 for additional discussion regarding details of our share-based employee compensation plans.

New accounting pronouncements—In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (Revised) Business Combinations (“FAS 141R”). This statement establishes principles and requirements for how we recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this standard establishes principles and requirements for how we recognize and measure the goodwill acquired in the business combination or gain from a bargain purchase, and how we determine what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. FAS 141R will become effective for us for business combinations for which the acquisition date is on or after June 1, 2009.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). This statement applies to the accounting for noncontrolling interests (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 will become effective for us on June 1, 2009. Upon adoption of FAS 160, minority interests that are not redeemable will be reclassified from the ‘mezzanine’ section of the consolidated balance sheet to permanent equity but separate from parent’s equity. As further described in Note 13, we have minority interests that include redemption provisions that are not solely within our control, commonly referred to as redeemable minority interests. At the March 12, 2008 meeting of the FASB Emerging Issues Task Force (“EITF”), certain revisions were made to EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”). These revisions clarified that Topic D-98 applies to redeemable minority interests and requires that its provisions be applied no later than the effective date of FAS 160. Upon adoption of this standard and in conjunction with the provisions of Topic D-98, an adjustment for the

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

then maximum redemption amount of redeemable minority interests will be required. This adjustment will ultimately increase the carrying value of redeemable minority interests to the redemption value with a corresponding charge to equity. These redeemable minority interests will remain in the mezzanine section of the consolidated balance sheet. Topic D-98 allows for a choice of either accreting redeemable minority interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. We have elected to recognize the changes in the redemption value immediately. We will apply the guidance of Topic D-98 in our consolidated financial statements beginning June 1, 2009, which will result in us recording the maximum redemption amount of our redeemable minority interest with a corresponding adjustment to retained earnings in the consolidated balance sheet. As a result of this guidance on June 1, 2009, we recorded a $379.6 million increase to minority interest in equity of subsidiaries with a corresponding decrease to retained earnings in the consolidated balance sheet.

NOTE 2—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

In the years ended May 31, 2009, 2008 and 2007, we acquired the following businesses:

Business	Date Acquired	Percentage Ownership
Fiscal 2009
HSBC Merchant Services LLP	June 30, 2008	51%
Global Payments Asia-Pacific Philippines Incorporated	September 4, 2008	56%
ZAO United Card Service	April 30, 2009	100%
Discover merchant portfolio	Various	100%
Money transfer branch locations	Various	100%

Fiscal 2008
LFS Spain	April 15, 2008	100%
Discover merchant portfolio	Various	100%
Money transfer branch locations	Various	100%

Fiscal 2007
HSBC Asia-Pacific merchant acquiring business	July 24, 2006	56%
Diginet d.o.o.	November 14, 2006	100%
Money transfer branch locations	Various	100%

These acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The allocations for the fiscal 2009 acquisitions are preliminary. The operating results of each acquisition are included in our consolidated statements of income from the dates of each acquisition.

Fiscal 2009

HSBC Merchant Services LLP

On June 30, 2008, we acquired a 51% majority ownership interest in HSBC Merchant Services LLP. We paid HSBC UK $438.6 million for our interest. We manage the day-to-day operations of the partnership, control all major decisions and, accordingly, consolidate the partnership’s financial results for accounting purposes effective with the closing date. HSBC UK retained ownership of the remaining 49% and contributed its existing merchant acquiring business in the United Kingdom to the partnership. In addition, HSBC UK entered into a ten-year marketing alliance with the partnership in which HSBC UK will refer customers to the partnership for

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

payment processing services in the United Kingdom. We funded the acquisition using a combination of excess cash and proceeds of a term loan. The partnership agreement includes provisions pursuant to which HSBC UK may compel us to purchase, at fair value, additional membership units from HSBC UK (the “UK Put Option”). Please see Note 13 for a more detailed discussion of the UK Put Option.

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

The following pro forma information shows the results of our operations for the years ended May 31, 2009, 2008 and 2007 as if the HSBC Merchant Services acquisition had occurred on June 1, 2007. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results expected due to the integration of the acquired business.

	Years Ended May 31,
	2009	2008	2007
	(in thousands)
Total revenues	$1,622,469	$1,510,663	$1,280,216
Net income for the period	$38,883	$179,803	$151,819
Net income per share, basic	$0.49	$2.26	$1.89
Net income per share, diluted	$0.48	$2.22	$1.86

On June 12, 2009 we completed the purchase of the remaining 49% of HSBC Merchant Services LLP. Please see Note 16—Subsequent Events for further information.

ZAO United Card Service

On April 30, 2009, we completed the acquisition of all outstanding stock of ZAO United Card Service (“UCS”), a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from ZAO United Investments. Under the terms of the agreement, we paid a total of $75.0 million in cash to acquire

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

UCS. As of May 31, 2009, $55.0 million of the purchase price was held in escrow (the “escrow account”). Prior to our acquisition of UCS, the former parent company of UCS pledged the company’s stock as collateral for a third party loan (“the loan”) that matures on September 24, 2009. Upon repayment of this loan, the stock will be released to us and $35.0 million of the purchase price will be released to the seller. The remaining $20.0 million will remain in escrow until January 1, 2013, to satisfy any liabilities discovered post-closing that existed at the purchase date.

The purpose of this acquisition was to establish an acquiring presence in the Russian market and a foundation for other direct acquiring opportunities in Central and Eastern Europe. The purchase price was determined by analyzing the historical and prospective financial statements and applying relevant purchase price multiples. This business acquisition was not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

Upon acquisition of UCS Global Payments assumed an indirect guarantee of the loan. In the event of a default by the third-party debtor, we would be required to transfer all of the shares of UCS to the trustee or pay the amount outstanding under the loan. At May 31, 2009 the maximum potential amount of future payments under the guarantee was $44.1 million which represents the total outstanding under the loan, consisting of $21.8 million due and paid on June 24, 2009 and $22.3 million due on September 24, 2009. Should the third-party debtor default on the final payment, Global Payments would pay the total amount outstanding and seek to be reimbursed for any payments made from the $55 million held in the escrow account. We did not record an obligation for this guarantee because we determined that the fair value of the guarantee is de minimis.

The following table summarizes the preliminary purchase price allocation (in thousands):

Total current assets	$10,657
Goodwill	35,431
Customer-related intangible assets	16,500
Trademark	3,100
Property and equipment	19,132
Other long-term assets	13,101

Total assets acquired	97,921

Current liabilities	(7,245)
Notes payable	(8,227)
Deferred income taxes and other long-term liabilities	(7,449)

Total liabilities assumed	(22,921)

Net assets acquired	$75,000

All of the goodwill associated with the acquisition is non-deductible for tax purposes. The customer-related intangible assets have amortization periods of 9 to 15 years. The trademark has an amortization period of 10 years.

Global Payments Asia-Pacific Philippines Incorporated

On September 4, 2008, Global Payments Asia-Pacific, Limited (“GPAP”), the entity through which we conduct our merchant acquiring business in the Asia-Pacific region, indirectly acquired Global Payments Asia-Pacific Philippines Incorporated (“GPAP Philippines”), a newly formed company into which HSBC Asia Pacific contributed its merchant acquiring business in the Philippines. We own 56% of GPAP and HSBC Asia Pacific

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

owns the remaining 44%. We purchased our share of GPAP Philippines for $10.9 million. The purpose of this acquisition was to expand our presence in the Asia-Pacific market. This business acquisition was not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

The following table summarizes the preliminary purchase price allocation (in thousands):

Goodwill	$6,286
Customer-related intangible assets	3,248
Contract-based intangible assets	952
Trademark	224
Property and equipment	300

Total assets acquired	11,010
Minority interest in equity of subsidiary (at historical cost)	(132)

Net assets acquired	$10,878

All of the goodwill associated with the acquisition is non-deductible for tax purposes. The customer-related intangible assets have amortization periods of 11 years. The contract-based intangible assets have amortization periods of 7 years. The trademark has an amortization period of 5 years.

Money Transfer Branch Locations

During 2009, we completed the second and final series of money transfer branch location acquisitions in the United States as part of an assignment and asset purchase agreement with a privately held company. The purpose of this acquisition was to increase the market presence of our DolEx-branded money transfer offering. The purchase price of these acquisitions was $787 thousand with $739 thousand allocated to goodwill and $48 thousand allocated to intangibles.

Pursuant to our annual impairment test in fiscal 2009, goodwill and other intangibles related to our Money Transfer business were deemed impaired. Please see Note 3—Impairment Charges for further information.

This business acquisition was not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

Fiscal 2008

Discover

During the year ended May 31, 2008, we acquired a portfolio of merchants that process Discover transactions and the rights to process Discover transactions for our existing and new merchants for $6.0 million. The purchase of the portfolio was structured to occur in tranches. During fiscal 2009, additional tranches were purchased for $1.4 million. As a result of this acquisition, we now process Discover transactions similarly to how we currently process Visa and MasterCard transactions. The purpose of this acquisition was to offer merchants a single point of contact for Discover, Visa and MasterCard card processing. The operating results of the acquired portfolio have been included in our consolidated financial statements from the dates of acquisition. The customer-related intangible assets have amortization periods of 10 years. These business acquisitions were not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to these acquisitions.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

In connection with these Discover related purchases, we have sold the contractual rights to future commissions on Discover transactions to certain of our ISOs. Contractual rights sold totaled $7.6 million during the year ended May 31, 2008 and $1.0 million during fiscal 2009. Such sale proceeds are generally collected in installments over periods ranging from three to nine months. During fiscal 2009, we collected $4.4 million of such proceeds, which are included in the Proceeds from sale of investment and contractual rights in our consolidated statement of cash flows. We do not recognize gains on these sales of contractual rights at the time of sale. Proceeds are deferred and recognized as a reduction of the related commission expense. During fiscal 2009, we recognized $1.2 million of such deferred sales proceeds as Other long-term liabilities.

Other 2008 Acquisitions

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

The following table summarizes the preliminary purchase price allocations of all these fiscal 2008 business acquisitions (in thousands):

Total
Goodwill	$13,536
Customer-related intangible assets	4,091
Contract-based intangible assets	1,031
Property and equipment	267
Other current assets	502

Total assets acquired	19,427

Current liabilities	(2,347)
Minority interest in equity of subsidiary (at historical cost)	(486)

Net assets acquired	$16,594

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

Fiscal 2007

On July 24, 2006, we completed the purchase of a fifty-six percent ownership interest in the Asia-Pacific merchant acquiring business of The Hongkong and Shanghai Banking Corporation Limited, or HSBC Asia Pacific. This business provides card payment processing services to merchants in the Asia-Pacific region. The

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

business includes HSBC Asia Pacific’s payment processing operations in the following ten countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, Singapore, Sri Lanka and Taiwan. Under the terms of the agreement, we initially paid HSBC Asia Pacific $67.2 million in cash to acquire our ownership interest. We paid an additional $1.4 million under this agreement during fiscal 2007, for a total purchase price of $68.6 million to acquire our ownership interest. In conjunction with this acquisition, we entered into a transition services agreement with HSBC Asia Pacific that may be terminated at any time. Under this agreement, we expect HSBC Asia Pacific will continue to perform payment processing operations and related support services until we fully integrate these functions into our own operations.

The purpose of this acquisition was to establish a presence in the Asia-Pacific market. The key factors that contributed to the decision to make this acquisition include historical and prospective financial statement analysis, HSBC Asia Pacific’s market share in the region, HSBC Asia Pacific’s retail presence, and previous business development activity by other companies in the Asia-Pacific market. The purchase price was determined by analyzing the historical and prospective financial statements and applying relevant purchase price multiples.

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

The following table summarizes the purchase price allocations of these acquisitions (in thousands):

	HSBC Asia Pacific	All Other	Total
Goodwill	$51,201	$9,160	$60,361
Customer-related intangible assets	15,008	2,663	17,671
Trademarks	2,016	—	2,016
Contract-based intangible assets	—	1,489	1,489
Property and equipment	666	825	1,491
Non-current deferred tax asset	1,229	—	1,229
Other current assets	—	76	76

Total assets acquired	70,120	14,213	84,333
Current liabilities	—	(1,400)	(1,400)
Long-term liabilities	—	(150)	(150)
Minority interest in equity of subsidiary	(1,522)	—	(1,522)

Net assets acquired	$68,598	$12,663	$81,261

The HSBC Asia Pacific customer-related intangible assets and trademarks acquired have an amortization period of 13 years and 5 years, respectively. The customer-related intangible assets and contract-based intangible assets created from the other acquisitions have amortization periods ranging up to 15 years and 3 years, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 3—IMPAIRMENT CHARGES

The downturn in the United States construction market, immigrant labor trends, and overall decrease in economic growth in the United States and Spain contributed to decreased projected future cash flows for our United States and Europe Money Transfer reporting units. This decrease in projected cash flows resulted in the carrying amounts of these reporting units being greater than the fair values therefore, goodwill was deemed to be impaired. Our DolEx trademark in our United States Money Transfer reporting unit was also deemed to be impaired. In addition, we reviewed the long-lived assets of these reporting units for impairment pursuant to the guidance in FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recorded an impairment charge for certain of our long-lived assets.

The following details the impairment charge resulting from our review (in thousands):

Year Ended May 31, 2009
Goodwill	$136,800
Trademark	10,000
Other long-lived assets	864

Total	$147,664

NOTE 4—PROPERTY AND EQUIPMENT

As of May 31, 2009 and 2008, property and equipment consisted of the following:

	Range of Useful Lives in Years	2009	2008
		(in thousands)
Land	N/A	$2,288	$2,727
Buildings	14-40	38,356	37,023
Equipment	2-5	122,200	111,834
Software	5-10	55,474	70,444
Leasehold improvements	5-15	13,731	10,913
Furniture and fixtures	5-7	6,525	8,521
Work in progress	N/A	58,841	45,924

		297,415	287,386
Less accumulated depreciation and amortization of property and equipment		121,189	145,971

		$176,226	$141,415

Depreciation and amortization expense of property and equipment was $35.4 million, $28.9 million, and $25.9 million for fiscal 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2009 and 2008, goodwill and intangible assets consisted of the following:

	2009	2008
	(in thousands)
Goodwill	$625,120	$497,136
Customer-related intangible assets	390,232	287,317
Trademarks, indefinite life	32,944	42,944
Trademarks, finite life	8,414	3,188
Contract-based intangible assets	16,064	5,545

	1,072,774	836,130

Less accumulated amortization on:
Customer-related intangible assets	181,908	158,935
Trademarks	2,594	1,841
Contract-based intangible assets	5,058	2,582

	189,560	163,358

	$883,214	$672,772

The following table discloses the changes in the carrying amount of goodwill for the years ended May 31, 2009 and 2008:

	2009	2008
	(in thousands)
Balance at beginning of year	$497,136	$451,244
Goodwill acquired	343,643	13,536
Impairment charge	(136,800)	—
Effect of foreign currency translation	(78,859)	32,356

Balance at end of year	$625,120	$497,136

Trademarks with a finite life, customer-related intangible assets and contract-based intangible assets acquired during the year ended May 31, 2009 have weighted average amortization periods of 8.3 years, 13.2 years and 6.9 years, respectively. Customer-related intangible assets and contract-based intangible assets acquired during the year ended May 31, 2008 have weighted average amortization periods of 11.8 years and 3.4 years, respectively. We did not acquire any finite life trademarks during the year ended May 31, 2008. Amortization expense of acquired intangibles was $30.9 million, $15.1 million, and $14.4 million for fiscal 2009, 2008 and 2007, respectively.

The estimated amortization expense of acquired intangibles as of May 31, 2009 for the next five fiscal years is as follows (in thousands):

2010	$40,011
2011	35,294
2012	29,161
2013	25,089
2014	21,133

Estimated amortization expense for acquired intangibles denominated in currencies other than the United States dollar is based on foreign exchange rates as of May 31, 2009.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	May 31, 2009	May 31, 2008
	(in thousands)
Lines of credit:
U.S. Credit Facility	$—	$—
China Credit Facility	—	577
Canada Credit Facility	—	—
National Bank of Canada (“NBC”) Credit Facility	1,534	71
Macau Credit Facility	1,333	879
Sri Lanka Credit Facility	1,355	—
Philippines Credit Facility	5,244	—
Maldives Credit Facility	708	—
Notes Payable	12,003
Term loan	185,000	—

Total debt	$207,177	$1,527

Current portion	39,567	1,527
Long-term debt	167,610	—

Total debt	$207,177	$1,527

Maturity requirements on long-term debt are as follows (in thousands):

2010	$29,393
2011	43,654
2012	62,774
2013	61,032
2014	150

Total	$197,003

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the U.S. Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from Visa, MasterCard, and Interac Associates. Our line of credit facilities consist of the following:

•

U.S.—a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our U.S. Credit Facility. The facility expires in November 2011, and borrowings bear a variable interest rate based on a market short-term floating rate plus a margin that varies according to our leverage position. In addition, the U.S. Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the U.S. Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes.

•

China—a revolving credit facility with the People’s Bank of China for up to $2.6 million to provide a source of working capital. This credit facility is denominated in Chinese Renminbi and has a variable interest rate based on the lending rate stipulated by People’s Bank of China. This facility is subject to annual review up to and including June 2010.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

•

Canada—a credit facility, which we refer to as our Canada Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canada Credit Facility is a facility which consists of a line of credit of $25 million Canadian dollars. In addition, the Canada Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars and does not have a fixed term. This credit facility carries no termination date, but can be terminated by CIBC with advance notice. This credit facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin.

•

NBC—a credit facility for up to $80 million Canadian dollars and $5 million United States dollars to provide certain Canadian merchants with same day value for their Canadian and United States dollar MasterCard credit card transactions and debit card transactions. This credit facility has a variable interest rate based on the National Bank of Canada prime rate. As of May 31, 2009 the interest rate on the facility was 3.8%.

•

Macau—a revolving overdraft facility with HSBC Asia Pacific, for up to $3.8 million to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This is denominated in Macau Pataca and has a variable interest rate based on the lending rate stipulated by HSBC Asia Pacific, plus a margin. As of May 31, 2009 the interest rate on the facility was 2.5%. This facility is subject to annual review up to and including January 2010.

•

Sri Lanka—a revolving overdraft facility with HSBC Bank, Sri Lanka, for up to $1.8 million to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This is denominated in Sri Lankan Rupees and has a variable interest rate based on the lending rate stipulated by HSBC Bank. As of May 31, 2009 the interest rate on the facility was 18.1%. This facility is subject to annual review up to and including June 2010.

•

Philippines—a revolving overdraft facility with HSBC Bank, Philippines, for up to 350 million Pesos and $1.5 million United States dollars to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. The facility denominated in Philippine Pesos has a variable interest rate based on the lending rate stipulated by HSBC Bank. As of May 31, 2009 the interest rate on the facility was 5.0%. This facility is subject to annual review up to and including August 2010.

•

Maldives—a revolving overdraft facility with HSBC Bank, Maldives, for up to $1.0 million to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This facility is denominated in United States Dollars and has a variable interest rate based on the lending rate stipulated by HSBC Bank. As of May 31, 2009 the interest rate on the facility was 5.7%. This facility is subject to annual review up to and including June 2010.

Term Loan

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund our HSBC Merchant Services acquisition (Note 2). The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate (“LIBOR”) plus a margin based on our leverage position. As of May 31, 2009 the interest rate on the term loan was 1.4%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of May 31, 2009, the outstanding balance of the term loan was $185.0 million. The $5.0 million quarterly principal payment scheduled for May 31, 2009 was paid on June 1, 2009, as the contractual payment due date fell on a weekend.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Notes Payable

In connection with our acquisition of UCS, we assumed notes payable with a total outstanding balance of approximately $12.0 million at May 31, 2009. These notes are used to fund the purchase of ATMs and have interest rates ranging from 8% to 10.5% with maturity dates ranging from March 31, 2011 through July 25, 2013.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our U.S. Credit Facility and our NBC Credit Facility. We complied with these covenants as of May 31, 2009.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2009 and 2008, accounts payable and accrued liabilities consisted of the following:

	2009	2008
	(in thousands)
Trade accounts payable	$36,858	$36,347
Compensation and benefits	30,801	20,041
Third party processing expenses	10,846	7,624
Commissions to third parties	34,525	30,699
Assessment expenses	13,715	13,801
Transition services payable to HSBC UK and HSBC Asia Pacific	14,258	3,534
Other	26,697	26,197

	$167,700	$138,243

NOTE 8—RETIREMENT BENEFITS

Pension Plans

We have a noncontributory defined benefit pension plan covering certain of our United States employees who met the eligibility provisions at the time the plan was closed on June 1, 1998. Benefits are based on years of service and the employee’s compensation during the highest five consecutive years of earnings out of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Effective May 31, 2004, we modified the pension plan to cease benefit accruals for increases in compensation levels.

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

The measurement date for the pension plans is May 31, which coincides with the plans’ fiscal year. Our plan expenses for fiscal 2009, 2008 and 2007 were actuarially determined.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the aggregate pension plan changes in the benefit obligations and fair value of assets over the two year period ending May 31, 2009 and a statement of funded status at May 31 for each year:

Changes in benefit obligations

	2009	2008
	(in thousands)
Benefit obligation at beginning of year	$9,346	$10,058
Interest cost	630	600
Actuarial gain	(211)	(1,055)
Benefits paid	(296)	(257)

Balance at end of year	$9,469	$9,346

Changes in plan assets

	2009	2008
	(in thousands)
Fair value of plan assets at beginning of year	$8,873	$8,418
Actual return on plan assets	(1,793)	312
Employer contributions	200	400
Benefits paid	(296)	(257)

Fair value of plan assets at end of year	$6,984	$8,873

Amounts recognized in consolidated balance sheets

	2009	2008
	(in thousands)
Current assets	$—	$149
Noncurrent liabilities	(2,485)	(622)

Total	$(2,485)	$(473)

Information about accumulated benefit obligation

	2009	2008
	(in thousands)
Projected benefit obligation	$9,469	$9,346
Accumulated benefit obligation	9,469	9,346

Components of net periodic benefit cost

	2009	2008	2007
	(in thousands)
Interest cost	$630	$600	$576
Expected return on plan assets	(707)	(678)	(571)
Amortization of prior service cost	14	14	14
Amortization of net loss	—	40	63

Net pension (income) expense	$(63)	$(24)	$82

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)

	2009	2008	2007
	(in thousands)
Adjustment for the adoption of FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans	$—	$—	$145
Net actuarial loss (gain)	2,289	(689)	(176)
Amortization of net loss	—	(40)	(63)
Amortization of prior service cost	(14)	(14)	(14)

Total recognized in other comprehensive loss (income)	$2,275	$(743)	$(108)

The estimated net loss and prior service cost for the deferred benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are not significant.

Amounts recognized in accumulated other comprehensive income (loss)

	2009	2008
	(in thousands)
Net actuarial loss	$2,911	$622
Prior service cost	102	116
Deferred income tax benefit	(1,099)	(267)

Total	$1,914	$471

Weighted average assumptions used to determine benefit obligations

	2009	2008
Discount rate—Qualified Plan	7.00%	6.75%
Discount rate—SERP	7.00	6.75
Rate of increase in compensation levels	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost

	2009	2008	2007
Discount rate—Qualified Plan	6.75%	6.00%	6.25%
Discount rate—SERP	6.75	6.00	5.50
Expected long-term rate of return on assets	8.00	8.00	8.00
Rate of increase in compensation levels	N/A	N/A	N/A

The expected long-term return on plan assets was derived by applying the weighted-average target allocation to the expected return by asset category shown in the table below. These assumptions and allocations were evaluated using input from a third party consultant. Overall, the expected return assumption for each asset class utilized is based on expectation of future returns.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Plan assets

The pension plan weighted average asset allocations at May 31, 2009 and 2008 by asset category are as follows:

Asset Category	2009	2008	Target 2009	Expected Return
Equity securities	56.0%	61.1%	70.0%	9.0%
Debt securities	39.0	29.0	30.0	5.7
Real estate	1.0	2.1	0.0	0.0
Cash equivalents	4.0	7.8	0.0	0.0

Total	100.0%	100.0%	100.0%	8.0%

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

Contributions

We expect to contribute $0.2 million to the noncontributory defined benefit pension plan in fiscal 2010. We do not expect to make contributions to the SERP in fiscal 2010.

Estimated future benefit payments

The following benefit payments are expected to be paid during the years ending May 31 (in thousands):

2010	$292
2011	319
2012	342
2013	404
2014	427
2015-2019	3,096

Employee Retirement Savings Plan

We have a deferred compensation 401(k) Plan. The plan provides tax deferred amounts for each participant consisting of employee elective contributions and certain of our matching contributions. We contributed $2.1 million, $1.8 million and $1.4 million to the 401(k) Plan in each of the years ended May 31, 2009, 2008 and 2007, respectively.

We also have defined contribution plans in the United Kingdom and Asia-Pacific. For the year ended May 31, 2009, we contributed $1.3 million to the United Kingdom plan. We contributed $0.6 million, $0.5 million and $0.2 million to the plans in the Asia-Pacific in each of the years ended May 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES

The provisions for income taxes for the fiscal years ended May 31 include:

	2009	2008	2007
	(in thousands)
Current tax expense:
Federal	$69,061	$73,562	$64,579
State	5,024	4,741	3,501
Foreign	7,225	5,807	4,668

	81,310	84,110	72,748

Deferred tax expense (benefit):
Federal	(739)	4,581	(179)
State	178	648	(414)
Foreign	6,500	1,249	1,281

	5,939	6,478	688

Provision for income taxes	87,249	90,588	73,436

Tax (expense) benefit allocated to minority interest in a taxable entity	(1,622)	(700)	696

Net income tax expense	$85,627	$89,888	$74,132

The following presents our income before income taxes for the fiscal years ended May 31:

	2009	2008	2007
	(in thousands)
Income before income taxes and minority interest—Domestic	$88,898	$240,101	$202,575
Income before income taxes and minority interest—Foreign	72,529	21,302	23,756
Minority interest, net of tax	(36,961)	(8,061)	(9,910)
Tax (expense) benefit allocated to minority interest	(1,622)	(700)	696

Income before income taxes	$122,844	$252,642	$217,117

Our effective tax rates, as applied to income before income taxes including the effect of minority interest, for the years ended May 31, 2009, 2008, and 2007 respectively, differ from federal statutory rates as follows:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.8	1.4	0.9
Foreign income taxes	(5.1)	(1.1)	(1.6)
Foreign interest income not subject to tax	(3.6)	0.0	0.0
Goodwill impairment charge (see Note 3)	39.0	0.0	0.0
Tax credits and other	1.6	0.3	(0.2)

Effective tax rate	69.7%	35.6%	34.1%

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Deferred income taxes as of May 31, 2009 and 2008 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. Our investments in certain foreign subsidiaries are permanently invested abroad and will not be repatriated to the United States in the foreseeable future. In accordance with Accounting Principles Board Opinion No. 23: Accounting for Income Taxes—Special Areas, because those earnings are considered to be indefinitely reinvested, no domestic federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both domestic income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

As of May 31, 2009 and 2008, principal components of deferred tax items were as follows:

	2009	2008
	(in thousands)
Deferred tax assets:
Equity compensation	$11,681	$8,571
Bad debt expense	3,298	3,541
Accrued restructuring	—	27
Foreign NOL carryforward	4,903	3,516
Tax credits	6,116	6,563

	25,998	22,218
Less: valuation allowance	(9,513)	(9,237)

Net deferred tax asset	16,485	12,981

Deferred tax liabilities:
Accrued expenses and other	5,025	3,248
Foreign currency translation	32,813	34,198
Acquired intangibles	41,484	44,018
Prepaid expenses	4,719	1,063
Property and equipment	5,060	1,336

	89,101	83,863

Net deferred tax liability	(72,616)	(70,882)
Less: current net deferred tax asset	3,789	4,119

Net noncurrent deferred tax liability	$(76,405)	$(75,001)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the fiscal year ended May 31, 2009 are summarized below (in thousands):

Valuation allowance at May 31, 2008	$(9,237)
Allowance for net operating losses of foreign subsidiaries	(723)
Other	447

Valuation allowance at May 31, 2009	$(9,513)

Net operating loss carryforwards of foreign subsidiaries totaling $21.3 million at May 31, 2009 will expire if not utilized between May 31, 2013 and May 31, 2016. Tax credit carryforwards totaling $6.1 million at May 31, 2009 will expire if not utilized between May 31, 2013 and May 31, 2019.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

We adopted the provisions of the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”) on June 1, 2007. As a result of this adoption, we recorded a $1.5 million increase in the liability for unrecognized income tax benefits, which was accounted for as a $1.0 million reduction to the June 1, 2007 balance of retained earnings and a $0.5 million reduction to the June 1, 2007 balance of additional paid-in capital. As of May 31, 2009, other long-term liabilities included liabilities for unrecognized income tax benefits of $11.1 million, including accrued interest and penalties of $0.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008
	(in thousands)
Balance at the beginning of the year	$3,713	$3,760
Additions based on tax positions related to the current year	7,258	93
Additions for tax positions of prior years	167	50
Foreign currency impact for tax positions	237	—
Reductions for tax positions of prior years	(1,062)	—
Settlements with taxing authorities	—	(190)

Balance at the end of the year	$10,313	$3,713

As of May 31, 2009, the total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.1 million.

We recognize accrued interest related to unrecognized income tax benefits in interest expense and accrued penalty expense related to unrecognized tax benefits in sales, general and administrative expenses.

We anticipate the total amount of unrecognized income tax benefits will decrease by $1.4 million net of interest and penalties from our foreign operations during fiscal 2010 as a result of the expiration of the statute of limitations.

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

NOTE 10—SHAREHOLDERS’ EQUITY

Our Board of Directors approved a share repurchase program that authorized the purchase of up to $100.0 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2.3 million shares of our common stock during fiscal 2008 at a cost of $87.0 million, or an average of $37.85 per share, including commissions. We did not repurchase shares of our common stock during fiscal 2009. As of May 31, 2009, we had $13.0 million remaining under our current share repurchase authorization.

NOTE 11—SHARE-BASED AWARDS AND OPTIONS

As May 31, 2009, we have four share-based employee compensation plans. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of May 31, 2009 are 3.4 million for the 2005 Plan and 0.4 million for the Director Plan.

The following table summarizes the share-based compensation cost charged to income (and related income tax benefit) for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified or cancelled after our adoption of FAS 123R, (iii) our employee stock purchase plan and (iv) our restricted stock program.

	2009	2008	2007
Share-based compensation cost	$14.6	$13.8	$15.2
Income tax benefit	5.2	4.9	4.5

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

The following is a summary of our stock option plans as of and for the fiscal year ended May 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Outstanding at May 31, 2007	5,171	$25
Granted	282	39
Cancelled	(137)	35
Exercised	(780)	21

Outstanding at May 31, 2008	4,536	27	6.0	$27
Granted	260	43
Cancelled	(91)	39
Exercised	(412)	22
Outstanding at May 31, 2009	4,293	28	5.3	$28

Options exercisable at May 31, 2008	2,891	$22	5.2	$22

Options exercisable at May 31, 2009	3,292	$28	4.6	$24

The aggregate intrinsic value of stock options exercised during the fiscal years 2009, 2008 and 2007 was $8.1 million, $16.9 million and $22.3 million, respectively. As of May 31, 2009, we had $7.4 million of total unrecognized compensation cost related to unvested options, which we expect to recognize over a weighted average period of 1.2 years.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The weighted average grant-date fair values of each option granted in fiscal 2009, 2008, and 2007 under each plan are as follows:

	2009	2008	2007
2005 Plan	$13	$13	$16
Director Plan	13	15	14

The fair value of each option granted during fiscal 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	2009	2008	2007
2005 Plan:
Risk-free interest rates	3.15%	4.49%	4.85%
Expected volatility	28.27%	31.67%	30.11%
Dividend yields	0.19%	0.19%	0.19%
Expected lives	5 years	5 years	5 years

Director Plan:
Risk-free interest rates	2.68%	4.21%	4.52%
Expected volatility	28.17%	31.70%	31.96%
Dividend yields	0.19%	0.19%	0.19%
Expected lives	5 years	5 years	5 years

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in non-vested restricted stock awards for the year ended May 31, 2009 (share awards in thousands):

	Share Awards	Weighted Average Grant-Date Fair Value
Non-vested at May 31, 2007	278	$37
Granted	400	38
Vested	(136)	30
Forfeited	(24)	40

Non-vested at May 31, 2008	518	39
Granted	430	43
Vested	(159)	39
Forfeited	(27)	41

Non-vested at May 31, 2009	762	42

The weighted average grant-date fair value of share awards granted in the years ended May 31, 2008 and 2007 was $38 and $45, respectively. The total fair value of share awards vested during the years ended May 31, 2009, 2008 and 2007 was $6.2 million, $4.1 million and $1.7 million, respectively.

We recognized compensation expense for restricted stock of $9.0 million, $5.7 million, and $2.7 million in the years ended May 31, 2009, 2008 and 2007. As of May 31, 2009, there was $23.5 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of May 31, 2009, 0.8 million shares had been issued under this plan, with 1.6 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan was $6, $6 and $8 in the years ended May 31, 2009, 2008 and 2007, respectively. These values represent the fair value of the 15% discount.

NOTE 12—SEGMENT INFORMATION

General information

During fiscal 2009, we began assessing our operating performance using a new segment structure. We made this change as a result of our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP in the United Kingdom, in addition to anticipated future international expansion. Beginning with the quarter ended August 31, 2008, the reportable segments are defined as North America Merchant Services, International Merchant Services, and Money Transfer. The following tables reflect these changes and such reportable segments for fiscal years 2009, 2008, and 2007.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the years ended May 31, 2009, 2008, and 2007:

	2009	2008	2007
	(in thousands)
Revenues:
United States	$805,557	$731,215	$604,899
Canada	301,294	267,249	224,570

North America merchant services	1,106,851	998,464	829,469
Europe	265,121	59,778	51,224
Asia-Pacific	90,334	72,367	48,449

International merchant services	355,455	132,145	99,673
United States	112,429	119,019	115,416
Europe	26,789	24,601	16,965

Money transfer	139,218	143,620	132,381

Consolidated revenues	1,601,524	$1,274,229	$1,061,523

Operating income for segments:
North America merchant services	$272,972	$275,356	$241,082
International merchant services	82,763	17,674	18,588
Money transfer	16,547	13,635	14,476
Corporate	(63,189)	(53,989)	(52,969)
Impairment, restructuring and other	(147,664)	(1,317)	(3,088)

Consolidated operating income	$161,429	$251,359	$218,089

Depreciation and amortization:
North American merchant services	$23,443	$26,208	$25,933
International merchant services	38,074	12,176	9,235
Money transfer	4,263	5,192	4,687
Corporate	508	458	510

Consolidated depreciation and amortization	$66,288	$44,034	$40,365

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Our results of operations and our financial condition are not significantly reliant upon any single customer.

The following is a breakdown of long-lived assets by geographic regions as of May 31, 2009 and 2008:

	2009	2008
	(in thousands)
United States	$302,048	$427,895
Canada	158,978	173,767
Europe	516,093	136,409
Asia-Pacific	80,976	74,234
Latin America	1,345	1,882

	$1,059,440	$814,187

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases

We conduct a major part of our operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for fiscal 2009, 2008 and 2007 was $30.2 million, $30.4 million, and $27.1 million, respectively.

Future minimum lease payments for all noncancelable leases at May 31, 2009 were as follows:

Operating Leases
2010	$19,703
2011	11,280
2012	4,177
2013	2,170
2014	1,246
Thereafter	1,361

Total future minimum lease payments	$39,937

Legal

We are party to a number of claims and lawsuits incidental to our business. In the opinion of management, the reasonably possible outcome of such matters, individually or in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

As of May 31, 2009 and 2008 we did not have a liability for operating tax items. The amount of the liability is based on management’s best estimate given our history with similar matters and interpretations of current laws and regulations.

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have also entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Number for Visa transactions and Interbank Card Association number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2009.

Redeemable Minority Interest

We have a redeemable minority interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “AP Put Option”). HSBC Asia Pacific may exercise the AP Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the AP Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until beginning in July 2011, we estimate the maximum total redemption amount of the minority interest under the AP Put Option would be $91.7 million as of May 31, 2009.

We also have a redeemable minority interest associated with the HSBC Merchant Services LLP partnership agreement. Under the HSBC Merchant Services LLP partnership agreement, HSBC UK may compel us to purchase, at fair value, additional membership units (the “UK Put Option”). HSBC UK may exercise the UK Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the UK Put Option, HSBC UK can require us to purchase, on an annual basis, up to 15% of the total membership units. While not redeemable until June 2013, we estimate the maximum total redemption amount of the minority interest under the UK Put Option would be $307.7 million as of May 31, 2009. On June 12, 2009 we purchased the remaining 49% of HSBC Merchant Services LLP from HSBC UK. Please see Note 16—Subsequent Events for further information.

Disposition

During fiscal 2009, we sold a 20% interest in Global Payments Credit Services (“GPCS”), a leading credit information company in Russia, to Equifax Decision Systems, BV (“Equifax”) for $3.0 million in cash (the “GPCS sale”). Prior to the GPCS sale, we owned 50% of GPCS, and we consolidated the results of GPCS for financial reporting purposes. Subsequent to the GPCS sale, we own 30% of GPCS, and we account for our

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

interest in GPCS under the equity method. Under the terms of a new shareholders’ agreement, we and the other shareholders are required to make periodic capital contributions to GPCS through 2010. Our minimum required capital contributions total $2.3 million, and we may be required to contribute up to $3.9 million. During fiscal 2009 we made capital contributions of $0.4 million. Due to these required capital contributions, we have deferred the recognition of a $2.8 million pre-tax gain on the GPCS sale. We anticipate that we will recognize this gain once we have fulfilled our capital contribution requirements. The deferred gain has been reflected as a reduction of our investment in GPCS. As a result, our investment in GPCS, net of the deferred gain of $2.8 million, is included in Other Long-term Liabilities on our consolidated balance sheet as of May 31, 2009. Net proceeds of $2.5 million from the GPCS sale in fiscal 2009 are included in the proceeds from sale of investments and contractual rights line item of our consolidated statement of cash flows.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$87,591	$72,827	$75,207
Interest paid	10,425	6,339	6,686

NOTE 15—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended May 31, 2009 and 2008 (in thousands, except per share data) are as follows:

	Quarter Ended
	August 31	November 30	February 28	May 31
2009:
Revenues	$405,757	$401,063	$392,663	$402,041
Operating income (loss) (1)	93,097	82,765	(81,878)	67,445
Net income (loss) (1)	57,527	48,907	(106,776)	37,559
Basic earnings per share (loss)	0.72	0.61	(1.34)	0.47
Diluted earnings per share (loss)	0.71	0.60	(1.34)	0.46

	August 31	November 30	February 29	May 31
2008:
Revenues	$310,980	$308,776	$310,641	$343,832
Operating income	66,232	58,431	59,911	66,785
Net income	43,575	38,313	40,055	40,811
Basic earnings per share	0.54	0.48	0.51	0.51
Diluted earnings per share	0.53	0.48	0.50	0.50

(1)	During the third quarter of fiscal 2009 we recorded a pre-tax impairment charge of $147.7 million in our money transfer business resulting from our annual goodwill impairment test. See Note 3—Impairment Charges for further information.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 16—SUBSEQUENT EVENTS

On June 12, 2009, we completed the purchase of the remaining 49% of HSBC Merchant Services LLP (the “LLP”) from HSBC Bank plc. Total consideration for such remaining interest was $307.7 million in cash. We used existing lines of credit and available cash to complete the transaction. As described in Note 2—Business and Intangible Asset Acquisitions, we acquired the initial 51% interest in the LLP on June 30, 2008 for $438.6 million. The LLP provides payment processing services to merchants in the United Kingdom and Internet merchants globally. In addition, HSBC will extend the current ten-year exclusive marketing alliance agreement whereby the bank provides merchant referrals and bank sponsorship to Global Payments to June 2019.

With the implementation of Topic D-98 and FAS 160 as further described in Note 1—Summary of Significant Accounting Policies, effective June 1, 2009 we adjusted the carrying amount of minority interest in the LLP to its maximum redemption amount of $307.7 million, with a corresponding reduction of retained earnings. Pursuant to FAS 160, the purchase of the remaining 49% of the LLP is reflected as an equity transaction and no additional value has been ascribed to the assets of the LLP. As a result, our tax basis in the LLP exceeds our book basis and we anticipate recording a deferred tax asset in the amount of $97.6 million with a corresponding increase to retained earnings.

On July 10, 2009 we entered into a new $300.0 million term loan agreement with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our existing credit facility which was used to initially fund the purchase of the remaining 49% interest in the LLP. The term loan expires in 2012 and has a variable interest rate based on LIBOR plus a margin based on our leverage position.

GLOBAL PAYMENTS INC.

SCHEDULE II

Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Balances	Uncollectible Accounts Write-Off	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts
May 31, 2007	$620	$731	—	$900	$451
May 31, 2008	451	1,396	—	1,358	489
May 31, 2009	489	1,292	—	1,228	553

Reserve for operating losses—Merchant card processing (1)
May 31, 2007	$3,061	$3,061	—	$3,346	$2,776
May 31, 2008	2,776	5,749	—	5,150	3,375
May 31, 2009	3,375	7,081	—	6,949	3,507

Reserve for sales allowances—Merchant card processing (1)
May 31, 2007	$258	$3,923	—	$3,853	$328
May 31, 2008	328	4,248	—	4,087	489
May 31, 2009	489	5,041	—	3,998	1,532

Reserve for operating losses—Check guarantee processing
May 31, 2007	$5,776	$18,160	—	$18,797	$5,139
May 31, 2008	5,139	23,906	—	22,980	6,065
May 31, 2009	6,065	17,948	—	19,987	4,026

(1)	Included in settlement processing obligations

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2009, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of May 31, 2009, management believes that its internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.

In connection with management’s evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of May 31, 2009, the internal controls relating to two subsidiaries that we acquired during the year ended May 31, 2009 and for which financial results are included in our consolidated financial statements. On June 30, 2008, we acquired a fifty-one percent interest in HSBC Merchant Services LLP. The HSBC Merchant Services LLP acquisition represented 13% of our total consolidated fiscal 2009 revenues and 39% of total assets at May 31, 2009. On April 30, 2009 we acquired ZAO United Card Service, or UCS. UCS represented less than 1% of our total consolidated fiscal 2009 revenues and 7% of total assets at May 31, 2009. These exclusions were in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting in the year of acquisition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—	OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors and our corporate governance contained under the headings “Certain Information Concerning the Nominees and Directors,” “Other Information About the Board and its Committees” and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be delivered in connection with our 2009 Annual Meeting of Shareholders to be held on September 30, 2009.

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

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Paul R. Garcia	57	Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors (since October 2002); Chief Executive Officer of Global Payments (since February 2001); Chief Executive Officer of NDC eCommerce (July 1999 – January 2001); President and Chief Executive Officer of Productivity Point International (March 1997 – September 1998); Group President of First Data Card Services (1995–1997); Chief Executive Officer of National Bancard Corporation (NaBANCO) (1989–1995).

James G. Kelly	47	President and Chief Operating Officer	President and Chief Operating Officer (since November 2008); Senior Executive Vice President (April 2004 – November 2008) and Chief Operating Officer (since October 2005) of Global Payments; Chief Financial Officer of Global Payments (February 2001-October 2005), Chief Financial Officer of NDC eCommerce (April 2000 – January 2001); Managing Director, Alvarez & Marsal (March 1996 – April 2000); Director, Alvarez & Marsal (1992–1996) and Associate, Alvarez & Marsal (1990–1992); and Manager, Ernst & Young’s mergers and acquisitions/audit groups (1989–1990).

David E. Mangum	43	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer (since November 2008) of Global Payments; Executive Vice President of Fiserv Corp., which acquired CheckFree Corporation in December 2007, (December 2007 – August 2008); Executive Vice President and Chief Financial Officer of CheckFree Corporation (July 2000 to December 2007); Senior Vice President, Finance and Accounting of CheckFree Corporation (September 1999 – June 2000); Vice President, Finance and Administration, Managed Systems Division for Sterling Commerce, Inc. (July 1998 – September 1999)

Joseph C. Hyde	35	President – International	President – International (since November 2008); Executive Vice President and Chief Financial Officer (October 2005 – November 2008) of Global Payments; Senior Vice President of Finance of Global Payments (December 2001 – October 2005); Vice President of Finance of Global Payments (February 2001 – December 2001); Vice President of Finance of NDC eCommerce (June 2000 – January 2001); Associate, Alvarez & Marsal (1998–2000); Analyst, The Blackstone Group (1996–1998).

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Daniel C. O’Keefe	42	Senior Vice President and Chief Accounting Officer	Senior Vice President and Chief Accounting Officer (since August 2008); Vice President of Accounting Policy and External Reporting (April 2008 – August 2008); Chief Accounting Officer of Ocwen Financial Corporation (November 2006 – April 2008); Vice President, Business Management of RBS Lynk (February 2005 – October 2006); Assistant Controller of Beazer Homes, USA Inc. (November 2002 – November 2005)

Morgan M. Schuessler	39	Executive Vice President and Chief Administrative Officer	Executive Vice President and Chief Administrative Officer (since November 2008); Executive Vice President, Human Resources and Corporate Communications of Global Payments (June 2007 - November 2008); Senior Vice President, Human Resources and Corporate Communications of Global Payments (June 2006 – June 2007); Senior Vice President, Marketing and Corporate Communications of Global Payments (October 2005 – June 2006); Vice President, Global Purchasing Solutions of American Express Company (February 2002 – February 2005).

Suellyn P. Tornay	48	Executive Vice President and General Counsel	Executive Vice President (since June 2004) and General Counsel for Global Payments Inc. (since February 2001); Interim General Counsel for NDCHealth (1999–2001); Group General Counsel, eCommerce Division of NDCHealth (1996–1999); Senior Attorney, eCommerce Division of NDCHealth (1987–1995); Associate, Powell, Goldstein, Frazer, & Murphy (1985–1987).

Carl J. Williams	57	Advisor – Business Development and International Operations	Advisor – Business Development and International Operations (since November 2008); President–World-Wide Payment Processing of Global Payments (March 2004 – November 2008); President and CEO of Baikal Group, LLC (March 2002 – February 2004); President of Spherion Assessment Group, a business unit of Spherion Inc. (NYSE: SFN) (May 1996–February 2002); Chairman and CEO of HR Easy, Inc., (acquired by Spherion Inc.) (1996–1998); Executive Vice President–National Processing Corporation, President of the Merchant Services Division (1992–1996); President & CEO of JBS, Inc. (1981–1992) (acquired by National Processing Corporation).

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

ITEM 11—EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation contained under the headings “Other Information about the Board and its Committees,” “Compensation and Other Benefits” and “Report of the Compensation Committee” from our proxy statement to be delivered in connection with our 2009 Annual Meeting of Shareholders to be held on September 30, 2009.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings “Common Stock Ownership of Management” and “Common Stock Ownership by Certain Other Persons” from our proxy statement to be delivered in connection with our 2009 Annual Meeting of Shareholders to be held on September 30, 2009.

We have four compensation plans under which our equity securities are authorized for issuance. The Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan, Global Payments Inc. Amended and Restated 2005 Incentive Plan, the Non-Employee Director Stock Option Plan, and Employee Stock Purchase Plan have been approved by security holders. The information in the table below is as of May 31, 2009. For more information on these plans, see Note 11 to notes to consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	4,292,668	$28	6,570,132	(1)
Equity compensation plans not approved by security holders:	—	—	—

Total	4,292,668	$28	6,570,132	(1)

(1)	Also includes shares of common stock available for issuance other than upon the exercise of an option, warrant or right under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated, the Global Payments Inc. Amended and Restated 2005 Incentive Plan and an Amended and Restated 2000 Non-Employee Director Stock Option Plan.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates and the independence of our Board of Directors contained under the headings “Certain Relationships and Related Transactions” and “Other Information about the Board and its Committees—Director Independence” from our proxy statement to be delivered in connection with our 2009 Annual Meeting of Shareholders to be held on September 30, 2009.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading “Auditor Information” from our proxy statement to be delivered in connection with our 2009 Annual Meeting of Shareholders to be held on September 30, 2009.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.    Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8-Financial Statements and Supplementary Data” of this report:

(a) 2.    Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts	85

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

2.1	Distribution Agreement, Plan of Reorganization and Distribution dated January 31, 2001 by and between National Data Corporation and Global Payments Inc., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement dated January 26, 2001 between Global Payments Inc. and SunTrust Bank, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2001, File No. 001-16111, and incorporated herein by reference.

4.2	Form of certificate representing Global Payments Inc. common stock as amended, filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.1	Agreement and Plan of Merger between Latin America Money Services, LLC, Global Payments Inc., GP Ventures (Texas), Inc., Advent International Corporation (as Shareholder Representative), the shareholders of Latin America Money Services, LLC, and certain Shareholders of DolEx Dollar Express, Inc. dated August 11, 2003, filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 12, 2003, File No. 001-16111 and incorporated herein by reference.

10.2	Asset Purchase Agreement with Canadian Imperial Bank of Commerce, as amended, filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.3	Form of Marketing Alliance Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.4*	Employment Agreement for Paul R. Garcia, as amended, filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.5*	Amendment to Employment Agreement for Paul R. Garcia, filed as Exhibit 10.3 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.6*	Employment Agreement for James G. Kelly, filed as Exhibit 99.1 to the Registrant’s Form 8-K/A dated June 2, 2006, File No. 001-16111, and incorporated herein by reference.

10.7*	Amendment to Employment Agreement for James G. Kelly, filed as Exhibit 10.4 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.8*	Amended and Restated Employment Agreement for Joseph C. Hyde dated November 3, 2008, filed as Exhibit 10.6 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.9*	Employment Agreement for Carl J. Williams dated March 15, 2004, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111, and incorporated herein by reference.

10.10*	Amendment to Employment Agreement for Carl J. Williams dated March 15, 2004, filed as Exhibit 10.7 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.11*	Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111, and incorporated herein by reference.

10.12*	Amendment to Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.5 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.13*	Amended and Restated 2000 Long-Term Incentive Plan, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated May 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.14*	First Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated March 28, 2007, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.15*	Second Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated December 15, 2008 filed as Exhibit 10.1 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.16*	Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.17*	Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007 filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.18*	Amended and Restated 2000 Employee Stock Purchase Plan filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.19*	Form of Global Payments Inc. Supplemental Executive Retirement Plan as amended, filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.20*	Second Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated March 28, 2007 filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.21*	Third Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated December 31, 2008 filed as Exhibit 10.2 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.22*	Form of Performance Unit Award (U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.23*	Form of Performance Unit Award (Non-U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.24*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.25*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (Hong Kong employees) filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.26*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (certain Asia-Pacific employees) filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.27*	Form of Restricted Stock Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.28*	Form of Stock-Settled Restricted Stock Unit Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.29	Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, dated November 19, 2004, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2004, File No. 001-16111 and incorporated herein by reference.

10.30	Amendment No. 1 dated November 18, 2005, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 18, 2005, File No. 001-16111 and incorporated herein by reference.

10.31	Amendment No. 2 dated November 16, 2006, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 17, 2006, File No. 001-16111 and incorporated herein by reference.

10.32**	Amendment No. 3 dated July 21, 2009, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein.

10.33	Credit Agreement dated as of November 16, 2006, among Global Payments Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 17, 2006, File No. 001-16111 and incorporated herein by reference.

10.34	Amendment No. 1 dated as of May 23, 2008, to the Credit Agreement dated as of November 16, 2006, among Global Payments Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and lenders named therein.

10.35	Asset Purchase Agreement with HSBC Bank plc dated June 17, 2008 filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated May 31, 2008, File No. 001-16111, and incorporated herein by reference..

10.36**	First Amendment to Asset Purchase Agreement with HSBC Bank plc, dated June 12, 2009.

10.37	Term Loan Credit Agreement dated as of June 23, 2008, among Global Payments Inc., JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., Regions Bank and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Term Loan Credit Agreement dated as of June 23, 2008, File No. 001-16111 and incorporated herein by reference.

10.38	Form of Marketing Alliance Agreement with HSBC Bank plc dated June 30, 2008 filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated May 31, 2008, File No. 001-16111, and incorporated herein by reference.

10.39**	First Amended and Restated Marketing Alliance Agreement with HSBC Bank plc, dated June 12, 2009.

10.40	Term Loan Credit Agreement dated as of July 10,2009, among Bank of America, N.A., Banc of America Securities LLC, Compass Bank, Toronto Dominion (New York) LLC, Bank of Tokyo-Mitsubishi UFJ Trust Company, SunTrust Bank, and U.S. Bank, N/A., and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Term Loan Credit Agreement dated as of June 23, 2008, File No. 001-16111 and incorporated herein by reference.

10.41**	Instrument of Transfer with HSBC Bank plc dated June 12, 2009.

10.42**	Revised Employment Agreement for Carl J. Williams dated July 23, 2009, replacement of Amendment to Employment Agreement for Carl J. Williams dated March 15, 2004 filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004.

14	Code of Ethics for Senior Financial Officers, filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111 and incorporated herein by reference.

18	Preferability Letter from Independent Registered Public Accounting Firm filed as Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q dated February 28, 2006, File No. 001-16111 and incorporated herein by reference.

21**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2**	Rule 13a-14(a)/15d-14(a) Certification of CFO

32**	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory management agreement
**	Filed with this report

(b)    Exhibits

See the “Index to Exhibits” on page 88.

(c)    Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2009.

GLOBAL PAYMENTS INC.

By:	/s/ PAUL R. GARCIA
Paul R. Garcia
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID E. MANGUM
David E. Mangum
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DANIEL C. O’KEEFE
Daniel C. O’Keefe
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated.

Signature	Title	Date

/s/ PAUL R. GARCIA	Chairman of the Board	July 28, 2009
Paul R. Garcia

/s/ WILLIAM I JACOBS	Lead Director	July 28, 2009
William I Jacobs

/s/ EDWIN H. BURBA, JR.	Director	July 28, 2009
Edwin H. Burba, Jr.

/s/ ALEX W. (PETE) HART	Director	July 28, 2009
Alex W. (Pete) Hart

/s/ RAYMOND L. KILLIAN	Director	July 28, 2009
Raymond L. Killian

/s/ RUTH ANN MARSHALL	Director	July 28, 2009
Ruth Ann Marshall

/s/ ALAN M. SILBERSTEIN	Director	July 28, 2009
Alan M. Silberstein

/s/ MICHAEL W. TRAPP	Director	July 28, 2009
Michael W. Trapp

/s/ GERALD J. WILKINS	Director	July 28, 2009
Gerald J. Wilkins

GLOBAL PAYMENTS INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description
10.32	Amendment No. 3 dated July 21, 2009, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein.

10.36	First Amendment to Asset Purchase Agreement with HSBC Bank plc, dated June 12, 2009.

10.39	First Amended and Restated Marketing Alliance Agreement with HSBC Bank plc, dated June 12, 2009.

10.41	Instrument of Transfer with HSBC Bank plc dated June 12, 2009.

10.42	Revised Employment Agreement for Carl J. Williams, dated July 23, 2009, replacement of Amendment to Employment Agreement for Carl J. Williams dated March 15, 2004 filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004.

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.