Form 10-Q
period 2009-08-31
GLOBAL PAYMENTS INC
filed 2009-10-06
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, no par value outstanding as of September 30, 2009 was 81,038,740.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended August 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended
	August 31, 2009	August 31, 2008
Revenues	$441,310	$405,757

Operating expenses:
Cost of service	162,828	144,177
Sales, general and administrative	185,836	168,483

	348,664	312,660

Operating income	92,646	93,097

Other income (expense):
Interest and other income	731	3,371
Interest and other expense	(4,171)	(2,404)

	(3,440)	967

Income before income taxes	89,206	94,064
Provision for income taxes	(26,762)	(28,216)

Net income including noncontrolling interests	62,444	65,848
Less: Net income attributable to noncontrolling interests, net of income tax provision (benefit) of $332 and $(35), respectively	(4,613)	(8,321)

Net income attributable to Global Payments	$57,831	$57,527

Basic earnings per share	$0.72	$0.72

Diluted earnings per share	$0.71	$0.71

Dividends per share	$0.02	$0.02

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 31, 2009	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,072,349	$426,935
Accounts receivable, net of allowances for doubtful accounts of $388 and $553, respectively	125,676	122,831
Claims receivable, net of allowances for losses of $4,269 and $4,026, respectively	881	607
Settlement processing assets	11,990	6,675
Inventory, net of obsolescence reserves of $689 and $653, respectively	13,283	5,914
Deferred income taxes	2,984	3,789
Prepaid expenses and other current assets	25,393	28,437

Total current assets	1,252,556	595,188

Property and equipment, net of accumulated depreciation of $122,028 and $121,189, respectively	182,184	176,226
Goodwill	626,212	625,120
Other intangible assets, net of accumulated amortization of $122,851 and $189,560, respectively	251,076	258,094
Deferred income taxes	93,605	—
Other	25,295	22,193

Total assets	$2,430,928	$1,676,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$12,122	$10,174
Notes payable—current portion	95,893	29,393
Payables to money transfer beneficiaries	7,878	12,343
Accounts payable and accrued liabilities	165,690	167,700
Settlement processing obligations	723,812	106,934
Income taxes payable	24,378	9,633

Total current liabilities	1,029,773	336,177

Notes payable	374,366	167,610
Deferred income taxes	76,652	76,405
Other long-term liabilities	22,837	19,009

Total liabilities	1,503,628	599,201

Commitments and contingencies (See Note 11)

Redeemable noncontrolling interest	96,613	399,377

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 81,009,110 and 80,445,009 shares issued and outstanding at August 31, 2009 and May 31, 2009, respectively	—	—
Paid-in capital	414,892	405,241
Retained earnings	404,934	273,090
Accumulated other comprehensive income (loss)	9	(10,901)

Total Global Payments shareholders’ equity	819,835	667,430
Noncontrolling interest	10,852	10,813

Total shareholders’ equity	830,687	678,243

Total liabilities and shareholders’ equity	$2,430,928	$1,676,821

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	August 31, 2009	August 31, 2008
Cash flows from operating activities:
Net income including noncontrolling interests	$62,444	$65,848
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,002	9,553
Amortization of acquired intangibles	7,920	7,243
Share-based compensation expense	3,004	3,291
Provision for operating losses and bad debts	6,769	5,614
Deferred income taxes	1,596	934
Other, net	(158)	(266)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,883)	(41,189)
Claims receivable	(4,137)	(5,445)
Settlement processing assets and obligations, net	608,711	(4,206)
Inventory	(7,381)	(2,500)
Prepaid expenses and other assets	(58)	2,502
Payables to money transfer beneficiaries	(4,465)	4,628
Accounts payable and accrued liabilities	1,379	3,392
Income taxes payable	14,765	18,375

Net cash provided by operating activities	696,508	67,774

Cash flows from investing activities:
Business and intangible asset acquisitions	(249)	(442,123)
Capital expenditures	(11,101)	(7,663)
Proceeds from sale of investment and contractual rights	253	5,737

Net cash used in investing activities	(11,097)	(444,049)

Cash flows from financing activities:
Net borrowings on lines of credit	1,948	9,106
Proceeds from issuance of notes payable	300,487	200,000
Principal payments under notes payable	(27,487)	—
Acquisition of redeemable noncontrolling interest	(307,675)	—
Proceeds from stock issued under share-based compensation plans 50	4,048	2,910
Tax benefit from share-based compensation plans	2,599	976
Dividends paid	(1,616)	(1,596)
Contribution from noncontrolling interest holder	—	8,857
Distributions to noncontrolling interests	(13,998)	(2,469)

Net cash (used in) provided by financing activities	(41,694)	217,784

Effect of exchange rate changes on cash	1,697	(9,848)

Increase (decrease) in cash and cash equivalents	645,414	(168,339)
Cash and cash equivalents, beginning of period	426,935	456,060

Cash and cash equivalents, end of period	$1,072,349	$287,721

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

				Accumulated Other Comprehensive Income/(Loss)		Total Global
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Payments Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at May 31, 2009	80,445	$405,241	$273,090	$(8,987)	$(1,914)	$667,430	$10,813	$678,243

Comprehensive income (loss):
Net income including noncontrolling interests			57,831			57,831	2,143	59,974
Foreign currency translation adjustment, net of tax of $5,327				10,910		10,910		10,910

Total comprehensive income						68,741	2,143	70,884

Stock issued under employee stock plans	564	4,048				4,048		4,048
Tax benefit from exercise of stock options		2,599				2,599		2,599
Share-based compensation expense		3,004				3,004		3,004
Distributions to noncontrolling interest							(2,104)	(2,104)
Redeemable noncontrolling interest valuation adjustment			(14,336)			(14,336)		(14,336)
Deferred tax asset—arising from acquisition of noncontrolling interest			89,965			89,965		89,965
Dividends paid ($0.02 per share)			(1,616)			(1,616)		(1,616)

Balance at August 31, 2009	81,009	$414,892	$404,934	$1,923	$(1,914)	$819,835	$10,852	$830,687

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

				Accumulated Other Comprehensive Income/(Loss)		Total Global
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Payments Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at May 31, 2008	79,637	$380,741	$537,357	$124,673	$(471)	$1,042,300	$11,852	$1,052,152

Comprehensive income (loss):
Net income including noncontrolling interests			57,527			57,527	2,338	59,865
Foreign currency translation adjustment, net of tax of $4,886				(63,265)		(63,265)		(63,265)

Total comprehensive loss (income)						(5,738)	2,338	(3,400)
Stock issued under employee stock plans	486	2,910				2,910		2,910
Tax benefit from exercise of stock options		976				976		976
Share-based compensation expense		3,291				3,291		3,291
Distributions to noncontrolling interest							(2,469)	(2,469)
Divestiture of noncontrolling interest							(157)	(157)
Retrospective application of Topic D-98 related to the acquisition of the LLP			(408,473)			(408,473)		(408,473)
Redeemable noncontrolling interest valuation adjustment			6,605			6,605		6,605
Dividends paid ($0.02 per share)			(1,596)			(1,596)		(1,596)

Balance at August 31, 2008	80,123	$387,918	$191,420	$61,408	$(471)	$640,275	$11,564	$651,839

See Notes to Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation—Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other business and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have provided services since 1967.

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

We prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate and the information presented is not misleading. We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2009.

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

Revenue recognition—

North America and International Merchant Services Segments

Our two merchant services segments primarily include processing solutions for credit cards, debit cards, and check-related services. Revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by credit card issuing banks. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, independent sales organizations (“ISOs”), and independent sales representatives, all of whom sell our end-to-end services directly to merchants. The other model, referred to as “indirect” merchant services, provides similar basic products and services as our direct model, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to their clients. Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction or per service rendered. In both merchant services models, we also charge other fees unrelated to the number of transactions or the transaction value.

Money Transfer Segment

Our money transfer segment primarily includes processing money transfer transactions originating from the United States and Spain to Latin America. Money transfer revenue is earned on fees charged to customers based on the nature and amount of the transaction performed on the customers’ behalf and is recognized at the time of funds transfer. We also earn money transfer revenue on the difference between the retail exchange rate quoted at the time when the money transfer transaction is requested and the wholesale exchange rate at the time when the currency is purchased. This revenue is recognized when the money transfer transaction is processed through the settlement system and the funds are available to the beneficiary, as this is the point in time when the amount of revenue is determinable.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants that serve as collateral (“Merchant reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of August 31, 2009 and May 31, 2009, our cash and cash equivalents included $178.3 million and $163.6 million, respectively, related to Merchant reserves.

Our cash and cash equivalents include settlement related cash balances. Settlement related cash balances represent surplus funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. At August 31, 2009, settlement related cash balances and the corresponding settlement processing obligations were unusually high due to the timing of month end cut off. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Please see Settlement processing assets and obligations below for further information.

Settlement processing assets and obligations—We are designated as a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the Visa and MasterCard networks. A financial institution that is a member of the Visa and/or MasterCard card networks (the “Member”) must sponsor an acquirer such as Global Payments. We have five primary financial institution sponsors in the United States, Canada, the United Kingdom, the Asia-Pacific region and the Russian Federation with whom we have sponsorship or depository and clearing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply. Certain of the member financial institutions of Visa and MasterCard are our competitors.

We also provide credit card transaction processing for Discover Financial Services or Discover Card (“Discover”) and are designated as a non-financial institution acquirer by Discover. Our agreement with Discover allows us to acquire, process and fund transactions directly through Discover’s network. Otherwise, we process Discover transactions similarly to how we process MasterCard and Visa transactions. Discover publishes acquirer operating regulations, with which we must comply. We use our Members to assist in funding merchants for Discover transactions.

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the Member and card issuer to complete the link between merchants and card issuers.

For transactions processed on our systems, we use our internal network telecommunication infrastructure to provide funding instructions to the Members who in turn fund the merchants. In certain of our markets, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card networks creating a net settlement obligation on our balance sheet. In our other markets, the Member funds the merchants before the Member receives the net settlement funds from the card networks, creating a net settlement asset on our balance sheet. In the United Kingdom and certain markets in the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. In such instances, we do not reflect the related settlement processing assets and obligations in our consolidated balance sheet. The Member will continue to provide these operations and services until the integration to our platforms is completed. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada at which point the related settlement assets and obligations will be reflected in our consolidated balance sheet.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with its own funds. If the Member uses its own funds, the Member assesses a funding cost, which is included in interest and other expense on the accompanying consolidated statements of income. Each participant in the transaction process receives compensation for its services.

Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding (“Receivable from Members”), and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder (“Merchant reserves”). Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members (“Liability to Members”), (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. In cases in which the Member uses its own funds to satisfy a funding obligation to merchants that precedes the incoming amount from the card network, we reflect the amount of this funding as a component of “Liability to Members”. As of August 31, 2009 and May 31, 2009, our settlement processing assets primarily related to our processing for direct merchants in certain Asia Pacific markets and the Russian Federation, while our settlement processing obligations primarily related to our processing for direct merchants in the United States, Canada, and other Asia-Pacific markets. A summary of these amounts as of August 31, 2009 and May 31, 2009 is as follows:

	August 31, 2009	May 31, 2009
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$981	$222
Receivable from Members, net	10,905	6,631
Exception items	1,619	553
Merchant reserves	(1,515)	(731)

Total	$11,990	$6,675

Settlement processing obligations:
Interchange reimbursement	$190,554	$179,763
Liability to Members, net	(742,882)	(129,295)
Exception items	9,341	10,507
Merchant reserves	(176,807)	(162,870)
Fair value of guarantees of customer chargebacks	(3,696)	(3,507)
Reserves for sales allowances	(321)	(1,532)

Total	$(723,812)	$(106,934)

Reserve for operating losses—As a part of our merchant credit and debit card processing and check guarantee services, we experience merchant losses and check guarantee losses, which are collectively referred to as “operating losses.”

Our credit card processing merchant customers are liable for any charges or losses that occur under the merchant agreement. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other merchant-related reason, we may be liable for any such losses based on our merchant agreement. We require cash deposits, guarantees, letters of credit, and other types of collateral by certain merchants to minimize any such contingent liability. We also utilize a number of systems and procedures to manage merchant risk. We have, however, historically experienced losses due to merchant defaults.

Financial Accounting Standards Board Interpretation No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) requires all guarantees be recorded at their fair value at inception. Our potential liability for the full amount of the operating losses discussed above is a guarantee under FIN 45. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant credit card and signature debit card sales volumes processed. Historically, this estimation process has been materially accurate.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2009 and May 31, 2009, $3.7 million and $3.5 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended August 31, 2009 and 2008, we recorded expenses for such items in the amounts of $1.8 million and $0.4 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical loss experiences. As of August 31, 2009 and May 31, 2009, we had a check guarantee loss reserve of $4.3 million and $4.0 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended August 31, 2009 and 2008, we recorded expenses of $3.9 million and $4.9 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Property and equipment—Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method, except as discussed below. Leasehold improvements are amortized over the useful life of the asset. We capitalize the costs related to the development of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Maintenance and repairs are charged to operations as incurred.

During the three months ended August 31, 2009, we placed into service $52.6 million of hardware and software costs associated with our next generation technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing in the United States, Asia-Pacific, the United Kingdom, and Canada, and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently only processing transactions on our G2 platform in seven markets in our Asia-Pacific region. As these markets represent a small percentage of our overall transactions, depreciation and amortization for the three months ended August 31, 2009 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform.

Goodwill and other intangible assets—We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2009. Pursuant to the guidance in FAS 142, Goodwill and Other Intangible Assets, recoverability of goodwill is measured at the reporting unit level and consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value of goodwill is the impairment loss. As a result of our annual impairment test, we recorded an impairment charge of $147.7 million related to our Money Transfer segment during our third quarter of fiscal 2009.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amortization for most our customer-related intangible assets is calculated using the accelerated method. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business.

Impairment of long-lived assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may warrant revision or may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at August 31, 2009 and May 31, 2009.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We apply the provisions of FAS Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. Under this Interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. During the three months ended August 31, 2009, we recorded a deferred tax asset of $90.0 million associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP. Please see Note 2—Business Acquisitions for further information.

Our effective tax rates, reflected as the provision for income taxes divided by income before income tax, including the effect of noncontrolling interest, were 31.4% and 32.9% for the three months ended August 31, 2009 and 2008, respectively.

Fair value of financial instruments—We consider that the carrying amounts of financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. At August 31, 2009, the carrying amount of our 2009 term loan approximates fair value. We estimate the fair value of our 2008 term loan was $167.3 million at August 31, 2009. Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 10.5% and maturity dates ranging from March 31, 2011 through July 25, 2013. At August 31, 2009, we believe the carrying amount of these notes approximates fair value. Please see Note 4 – Long-Term Debt and Credit Facilities for further information.

Foreign currencies—We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three months ended August 31, 2009 and 2008, our transaction gains and losses were insignificant.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income. Income statement items are translated at the average rates prevailing during the period. Foreign currency exchange rate fluctuations affected our revenues and earnings per share as further described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview.

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended August 31, 2009 and 2008 excludes incremental shares of 0.9 million and 0.2 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended August 31, 2009 and 2008 (in thousands except per share data):

	Three Months Ended
	August 31, 2009	August 31, 2008
Basic EPS:
Net income attributable to Global Payments	$57,831	$57,527

Basic weighted average shares outstanding	80,554	79,828

Earnings per share	$0.72	$0.72

Diluted EPS:
Net income attributable to Global Payments	$57,831	$57,527

Basic weighted average shares outstanding	80,554	79,828
Plus: dilutive effect of stock options and restricted stock awards	744	1,438

Diluted weighted average shares outstanding	81,298	81,266

Earnings per share	$0.71	$0.71

Basic and diluted shares for the three months ended August 31, 2008 increased from amounts previously reported by 366 thousand and 160 thousand, respectively as a result of the adoption of FSP EITF 03-6-1 as discussed below.

New accounting pronouncements—On June 1, 2009 we adopted Statement of Financial Accounting Standards (“FAS”) No. 141 (Revised) Business Combinations (“FAS 141R”). This statement establishes principles and requirements for how we recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this standard establishes principles and requirements for how we recognize and measure the goodwill acquired in the business combination or gain from a bargain purchase, and how we determine what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination.

On June 1, 2009, we adopted FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”). This statement applies to the accounting for noncontrolling interests (formerly referred to as minority interest) in a subsidiary and

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the deconsolidation of a subsidiary. With the adoption of FAS 160, noncontrolling interests that are not redeemable were reclassified from the “mezzanine” section of the consolidated balance sheet to permanent equity but separate from Global Payments shareholders’ equity. Income or loss associated with noncontrolling interests is required to be presented separately, net of tax, below net income including noncontrolling interests on the consolidated statements of income. The presentation and disclosure requirements of FAS 160 have been applied retrospectively.

We have a noncontrolling interest that includes redemption provisions that are not solely within our control, commonly referred to as redeemable noncontrolling interests. On June 1, 2009, in conjunction with the adoption of FAS 160, we adopted EITF Topic No. D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”). Topic D-98 applies to redeemable noncontrolling interests. These redeemable noncontrolling interests remain in the mezzanine section of the consolidated balance sheet. Topic D-98 allows for a choice of either accreting redeemable minority interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. We have elected to recognize the changes in the redemption value immediately. The presentation and disclosure requirements of Topic D-98 have been applied retrospectively. The adoption of Topic D-98 resulted in recording the maximum redemption amount of our redeemable noncontrolling interests with a corresponding decrease in retained earnings in the consolidated balance sheet of $379.6 million as of June 1, 2009. Please see Note 9—Noncontrolling Interests for further information.

On June 1, 2009, we adopted FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share as described in FAS No. 128, “Earnings per Share”. Pursuant to the adoption of FSP EITF 03-6-1, all prior period EPS data presented has been adjusted retrospectively. The adoption of FSP EITF 03-6-1 resulted in an immaterial change to our weighted-average shares outstanding but did not affect our earnings per share.

On June 1, 2009, we adopted FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. FAS 165 requires an entity to reflect in its financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed. FAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. FAS 165 is effective for interim and annual financial periods ending after June 15, 2009. In preparation of the accompanying financial statements and notes, we have evaluated subsequent events through October 6, 2009, the filing date of this report.

In June 2009, the Financial Accounting Standards Board issued FAS No. 168, The Financial Accounting Standards Board Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”), a replacement of Financial Accounting Standards Board Statement No. 162. FAS 168 replaces Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the Financial Accounting Standards Board Accounting Standards Codification as the source of authoritative accounting principles recognized by the Financial Accounting Standards Board to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. FAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our consolidated financial position or results of operations.

NOTE 2—BUSINESS ACQUISITIONS

Fiscal Year 2010

On June 12, 2009, we completed the purchase of the remaining 49% of HSBC Merchant Services LLP (the “LLP”) from HSBC Bank plc (“HSBC UK”). Total consideration for such remaining interest was $307.7 million in cash. We used existing lines of credit to complete the transaction. In addition, HSBC extended our current ten-year exclusive marketing alliance agreement whereby the bank provides merchant referrals and bank sponsorship to Global Payments to June 2019. Pursuant to the adoption of FAS 160 on June 1, 2009, the purchase of the remaining 49% of the LLP is reflected as an equity transaction. Accordingly, no additional value was ascribed to the assets of the LLP and there was no purchase price allocation for this transaction. As a result, our tax basis in the LLP exceeded our book basis and we recorded a deferred tax asset on the purchase

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date in the amount of $90.0 million with a corresponding increase to retained earnings. Additionally, the purchase of our 49% interest in the LLP of $307.7 million is reflected as a financing cash outflow in our statement of cash flows because it was treated as an equity transaction pursuant to FAS 160.

Fiscal Year 2009

HSBC Merchant Services LLP

We acquired our initial majority ownership interest in the LLP on June 30, 2008. We paid HSBC UK $438.6 million for our interest. We funded the acquisition using a combination of excess cash and proceeds of a term loan.

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

The purchase price totaled $441.6 million, consisting of $438.6 million cash consideration plus $3.0 million of direct out of pocket costs. The following table summarizes the purchase price allocation (in thousands):

Goodwill	$299,474
Customer-related intangible assets	117,063
Contract-based intangible assets	13,462
Trademark	2,209
Property and equipment	22,328
Other current assets	112

Total assets acquired	454,648
Noncontrolling interest in equity of subsidiary (at historical cost)	(13,014)

Net assets acquired	$441,634

All of the goodwill associated with the acquisition is expected to be deductible for tax purposes. The customer-related intangible assets have amortization periods of 13 years. The contract-based intangible assets have amortization periods of 7 years. The trademark has an amortization period of 5 years.

The following pro forma information shows the results of our operations for the three months ended August 31, 2009 and 2008 as if the acquisition of both the 51% and 49% interests had occurred on June 1, 2008. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results expected to results from the integration of the acquired business.

	Three Months Ended
	August 31, 2009	August 31, 2008
Pro forma total revenues	$441,310	$426,702
Pro forma net income attributable to Global Payments	$58,874	$67,829
Pro forma basic earnings per share	$0.73	$0.85
Pro forma diluted earnings per share	$0.72	$0.83

ZAO United Card Service

On April 30, 2009, we completed the acquisition of all outstanding stock of ZAO United Card Service (“UCS”), a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from ZAO United Investments. Under the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the agreement, we paid a total of $75.0 million in cash to acquire UCS. As of May 31, 2009, $55.0 million of the purchase price was held in escrow (the “escrow account”). Prior to our acquisition of UCS, the former parent company of UCS pledged the company’s stock as collateral for a third party loan (“the loan”) that matures on September 24, 2009. Upon repayment of this loan, the stock will be released to us and $35.0 million of the purchase price will be released from escrow to the seller. The remaining $20.0 million will remain in escrow until January 1, 2013, to satisfy any liabilities discovered post-closing that existed at the purchase date.

The purpose of this acquisition was to establish an acquiring presence in the Russian market and a foundation for other direct acquiring opportunities in Central and Eastern Europe. The preliminary purchase price was determined by analyzing the historical and prospective financial statements. This business acquisition was not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

Upon acquisition of UCS, Global Payments assumed an indirect guarantee of the loan. In the event of a default by the third-party debtor, we would be required to transfer all of the shares of UCS to the trustee or pay the amount outstanding under the loan. At August 31, 2009, the maximum potential amount of future payments under the guarantee was $22.3 million. On September 24, 2009, the third-party debtor repaid the loan in full. We did not record an obligation for this guarantee because we determined that the fair value of the guarantee is de minimis at August 31, 2009.

The following table summarizes the preliminary purchase price allocation (in thousands):

Total current assets	$10,718
Goodwill	34,249
Customer-related intangible assets	16,900
Trademark	3,200
Property and equipment	20,532
Other long-term assets	13,121

Total assets acquired	98,720

Current liabilities	(7,168)
Notes payable	(8,723)
Deferred income taxes and other long-term liabilities	(7,829)

Total liabilities assumed	(23,720)

Net assets acquired	$75,000

None of the goodwill associated with the acquisition is deductible for tax purposes. The customer-related intangible assets have amortization periods of 9 to 15 years. The trademark has an amortization period of 10 years.

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

The following table summarizes the preliminary purchase price allocation (in thousands):

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill	$6,286
Customer-related intangible assets	3,248
Contract-based intangible assets	952
Trademark	224
Property and equipment	300

Total assets acquired	11,010
Noncontrolling interest in equity of subsidiary (at historical cost)	(132)

Net assets acquired	$10,878

None of the goodwill associated with the acquisition is deductible for tax purposes. The customer-related intangible assets have amortization periods of 11 years. The contract-based intangible assets have amortization periods of 7 years. The trademark has an amortization period of 5 years.

NOTE 3—GOODWILL

The changes to the goodwill balance during the three months ended August 31, 2009 are as follows (in thousands):

Goodwill balance as of May 31, 2009	$625,120
Adjustment to purchase price allocations	(1,970)
Effect of foreign currency translation on goodwill carrying value	3,062

Goodwill balance as of August 31, 2009	$626,212

NOTE 4—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	August 31, 2009	May 31, 2009
	(in thousands)
Lines of credit:
U.S. Credit Facility	$—	$—
China Credit Facility	—	—
Canada Credit Facility	—	—
National Bank of Canada (“NBC”) Credit Facility	—	1,534
Macau Credit Facility	3,198	1,333
Sri Lanka Credit Facility	2,273	1,355
Philippines Credit Facility	5,064	5,244
Maldives Credit Facility	1,587	708
Notes Payable	9,482	12,003
Term Loans	460,777	185,000

Total debt	$482,381	$207,177

Current portion	$108,015	$39,567
Long-term portion	374,366	167,610

Total debt	$482,381	$207,177

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the U.S. Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from Visa, MasterCard, and debit networks.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Term Loans

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund our initial 51% purchase in the LLP. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of August 31, 2009 the interest rate on the term loan was 1.27%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of August 31, 2009, the outstanding balance of the term loan was $175.0 million.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our existing credit facility which was used to initially fund the purchase of the remaining 49% interest in the LLP. The term loan expires in 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a margin based on our leverage position. As of August 31, 2009, the interest rate on the term loan was 3.26% for the United States dollar borrowing facility and 3.54% for the British Pound Sterling borrowing facility. The term loan calls for quarterly principal payments of $11.5 million and £2.2 million beginning with the quarter ended August 31, 2009 and increasing to $17.3 million and £3.3 million beginning with the quarter ending August 31, 2010. As of August 31, 2009, the outstanding balance of the term loan was $218.5 million and £41.3 million ($67.3 million equivalent).

Notes Payable

In connection with our acquisition of UCS, we assumed notes payable with a total outstanding balance of approximately $9.5 million at August 31, 2009. These notes have interest rates ranging from 8.0% to 10.5% with maturity dates ranging from March 2011 through July 2013.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our credit facilities and term loans. We complied with these covenants as of August 31, 2009.

NOTE 5—INCOME TAX

We account for uncertain tax positions in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). As of August 31, 2009, other long-term liabilities included liabilities for unrecognized income tax benefits of $14.0 million and accrued interest and penalties of $0.9 million.

We recognize accrued interest related to our liabilities for unrecognized income tax benefits in interest expense. We accrue penalty expense related to our liabilities for unrecognized tax benefits in sales, general and administrative expenses. During the three months ended August 31, 2009, we recognized additional liabilities of $3.7 million for unrecognized income tax benefits. Accrued interest and penalty expense was insignificant during this period. During the three months ended August 31, 2008, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were not significant.

In addition, we anticipate the total amount of unrecognized income tax benefits will decrease by $1.4 million net of interest and penalties from our foreign operations during fiscal 2010 as a result of the expiration of the statute of limitations.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, United Kingdom, and Canada. With few exceptions, we are no longer subject to income tax examinations for years ended May 31, 2003 and prior.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—SHAREHOLDERS’ EQUITY

Our Board of Directors approved a share repurchase program that authorized the purchase of up to $100.0 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. We did not repurchase shares of our common stock during the first three months of fiscal 2010 and 2009. As of August 31, 2009, we had $13.0 million remaining under our current share repurchase authorization.

NOTE 7—SHARE-BASED AWARDS AND OPTIONS

As of August 31, 2009, we have four share-based employee compensation plans. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of August 31, 2009 are 2.7 million for the 2005 Plan and 0.4 million for the Director Plan.

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

	Three Months Ended
	August 31, 2009	August 31, 2008
	(in millions)
Share-based compensation cost	$3.0	$3.3
Income tax benefit	1.1	1.1

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

The following is a summary of our stock option plans as of and for the three months ended August 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31	4,293	$28
Granted	241	42
Cancelled	(153)	28
Exercised	(381)	16

Outstanding at August 31	3,998	30	6	$30

Options exercisable at August 31	3,243	$27	5	$27

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of stock options exercised during the three months ended August 31, 2009 and 2008 was $9.8 million and $3.3 million, respectively. As of August 31, 2009, we had $8.1 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 1.4 years.

The weighted average grant-date fair values of each option granted during the three months ended August 31, 2009 and 2008 were $14 and $13, respectively. The fair value of each option granted during the three months ended August 31, 2009 and 2008 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	Three Months Ended
	August 31, 2009	August 31, 2008
2005 Plan
Risk-free interest rates	2.72%	3.24%
Expected volatility	32.31%	28.17%
Dividend yields	0.21%	0.19%
Expected lives	5 years	5 years

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

Restricted Stock

Shares awarded under the restricted stock program of the 2000 Plan and 2005 Plan are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. The grant date fair value of restricted stock awards is based on the quoted fair market value of our common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award.

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

The following table summarizes the changes in non-vested restricted stock awards for the three months ended August 31, 2009.

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)
Non-vested at May 31	762	$42
Granted	413	42
Vested	(211)	41
Forfeited	(122)	44

Non-vested at August 31	842	42

The total fair value of shares vested during the three months ended August 31, 2009 was $8.6 million. During the three months ended August 31, 2008, the weighted average grant-date fair value of shares vested was $39 and the total fair value of shares vested was $5.9 million.

We recognized compensation expenses for restricted stock of $1.7 million in both the three months ended August 31, 2009 and 2008. As of August 31, 2009, there was $33.8 million of total unrecognized compensation cost related to unvested restricted

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock awards that is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of August 31, 2009, 0.8 million shares had been issued under this plan, with 1.6 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during both the three months ended August 31, 2009 and 2008 was $6, which represents the fair value of the 15% discount.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Three Months Ended
	August 31, 2009	August 31, 2008
	(in thousands)
Income taxes paid, net of refunds	$1,231	$7,577
Interest paid	3,334	2,941

NOTE 9—NONCONTROLLING INTERESTS

We adopted FAS 160 and Topic D-98 effective June 1, 2009. The following table details the components of redeemable noncontrolling interests for the three months ended August 31, 2009 and 2008:

	Three Months Ended August 31,
	2009	2008
	(in thousands)
Beginning balance	$399,377	$87,390
Increase in redeemable noncontrolling interest resulting from the LLP purchase	—	421,400
Acquisition of redeemable noncontrolling interest	(307,675)	—
Net income attributable to redeemable noncontrolling interest	2,470	5,983
(Distributions to) contributions from noncontrolling interest	(11,895)	8,857
Change in fair value of noncontrolling interest	14,336	(6,605)

Ending balance	$96,613	$517,025

For the three months ended August 31, 2009 and 2008, net income on the consolidated statements of changes in shareholders’ equity is reconciled to the consolidated statements of income as follows:

	Three Months Ended August 31,
	2009	2008
	(in thousands)
Net income attributable to Global Payments	$57,831	$57,527
Net income attributable to nonredeemable noncontrolling interest	2,143	2,338
Net income attributable to redeemable noncontrolling interest	2,470	5,983

Net income including noncontrolling interest	$62,444	$65,848

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—SEGMENT INFORMATION

General information

We operate in three reportable segments, which are defined as North America Merchant Services, International Merchant Services, and Money Transfer. The merchant services segments primarily offer processing solutions for credit cards, debit cards, and check-related services. The money transfer segment offers money transfer services to consumers, primarily from the United States and Europe to Latin America, Morocco, the Philippines, Romania, Poland and other destinations.

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three months ended August 31, 2009 and, 2008:

	Three Months Ended
	August 31, 2009	August 31, 2008
	(in thousands)
Revenues:
United States	$222,767	$200,696
Canada	81,225	85,944

North America merchant services	303,992	286,640

Europe	80,467	61,602
Asia-Pacific	25,473	20,718

International merchant services	105,940	82,320

Money transfer	31,378	36,797

Consolidated revenues	$441,310	$405,757

Operating income for segments:
North America merchant services	$75,921	$83,069
International merchant services	28,749	20,402
Money transfer	3,403	4,478
Corporate	(15,427)	(14,852)

Consolidated operating income	$92,646	$93,097

Depreciation and amortization:
North America merchant services	$7,092	$6,251
International merchant services	8,869	9,230
Money transfer	820	1,205
Corporate	141	110

Consolidated depreciation and amortization	$16,922	$16,796

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “AP Put Option”). HSBC Asia Pacific may exercise the AP Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the AP Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until beginning in July 2011, we estimate the maximum total redemption amount of the redeemable noncontrolling interest under the AP Put Option would be $96.6 million as of August 31, 2009. Pursuant to the adoption of Topic D-98, we have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of August 31, 2009 on our consolidated balance sheet.

During the first quarter of fiscal 2009, we sold a 20% interest in Global Payments Credit Services (“GPCS”), a leading credit information company in Russia, to Equifax Decision Systems, BV (“Equifax”) for $3.0 million in cash (the “GPCS sale”). Prior to the GPCS sale, we owned 50% of GPCS, and we consolidated the results of GPCS for financial reporting purposes. Subsequent to the GPCS sale, we own 30% of GPCS, and we account for our interest in GPCS under the equity method. Under the terms of a new shareholders’ agreement, we and the other shareholders are required to make periodic capital contributions to GPCS through 2010. Our minimum required capital contributions total $2.3 million, and we may be required to contribute up to $3.9 million. During fiscal 2009, we made capital contributions of $0.4 million. We did not make any capital contributions to GPCS during the three months ended August 31, 2009. Due to these required capital contributions, we have deferred the recognition of a $2.8 million pre-tax gain on the GPCS sale. We anticipate that we will recognize this gain once we have fulfilled our capital contribution requirements. The deferred gain has been reflected as a reduction of our investment in GPCS. As a result, our investment in GPCS, net of the deferred gain of $2.8 million, is included in Other Long-term Liabilities on our consolidated balance sheet as of August 31, 2009.

NOTE 12—SUBSEQUENT EVENTS

On September 22, 2009, we entered into a purchase agreement to acquire all of the outstanding stock of the leading United States provider of fully integrated payment processing and software solutions for fundraising activities. On September 28, 2009, we completed the transaction and acquired the entity for $22 million in cash. The purpose of this acquisition was to expand Global’s direct acquiring business into vertical markets that, to date, have been underpenetrated from a merchant acquiring perspective.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

General

We are a leading payment processing and consumer money transfer company. As a high-volume processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction or money transfer can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun-off from our former parent company in January 2001. Including our time as part of our former parent company, we have provided services since 1967.

We market our products and services throughout the United States, Canada, Europe and the Asia-Pacific region. We operate in three business segments; North America merchant services, International merchant services and Money transfer, and we offer various products through these segments. Our two merchant services segments target customers in many vertical industries including financial institutions, government, professional services, restaurants, universities, utilities, gaming, retail and health care. Our money transfer segment primarily targets Latin American immigrants in the United States and Europe. See Note 10 in the notes to the unaudited consolidated financial statements for additional segment information.

Our offerings in our merchant services segments provide merchants, independent sales organizations, or ISOs, and financial institutions with credit and debit card transaction processing, as well as check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct,” features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect,” provides similar basic products and services as our direct model, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to clients. Both our North America and International merchant services segments utilize a combination of the direct and indirect models.

Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction or per service rendered. In both merchant services models, we also charge other fees unrelated to the number of transactions or the transaction value.

Our money transfer segment provides money transfer services and revenue is primarily generated based on a fee paid by the customer which is in turn based on the nature and amount of the transaction. A majority of the revenue derived from our money transfer offering consists of our electronic money transfer services marketed under our DolEx brand to the population of first and second generation Latin Americans living in the United States. This consumer segment enables customers to transfer money to family and friends living in Latin America. Our Europhil brand operates money transfer origination locations in Spain and settlement locations in Morocco, the Philippines, Romania, Poland and other destinations.

Our products and services are marketed through a variety of distinct sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions.

Executive Overview

On June 12, 2009, we completed the purchase of the remaining 49% of HSBC Merchant Services LLP (the “LLP”) from HSBC Bank plc (“HSBC UK”). Total consideration for such remaining interest was $307.7 million in cash. We used existing lines of credit to complete the transaction. We acquired our initial majority ownership interest in the LLP on June 30, 2008.

On July 10, 2009, we entered into a new $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our existing credit facility which was used to fund the purchase of our remaining 49% interest in the LLP. The term loan expires in 2012 and has a variable interest rate based on London Interbank Offered Rate (“LIBOR”) plus a margin based on our leverage position.

Revenues increased $35.6 million during the three months ended August 31, 2009 compared to the prior year’s comparable period. Macroeconomic conditions have caused our average dollar per transaction (average ticket) amounts to decline across all of our geographic regions compared to the prior year with the United States experiencing the greatest decline. However, we continue to expand market share in each of our direct merchant acquiring markets around the world. Our North America merchant services segment reported growth primarily driven by our direct ISO channel which continues to drive expanding market share in the United States as evidenced by our 20% transaction growth compared to the prior year’s comparable period. In Canada, revenue decreased due to an unfavorable foreign currency exchange impact and macroeconomic driven softening in our Canadian transaction volumes. Revenues increased 29% in our International merchant services segment compared to the prior year’s comparable period. This growth reflects the impact of reporting a full quarter of results of our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP and our acquisition of UCS on April 30, 2009. Also contributing to this growth was our acquisition of GPAP Philippines on September 4, 2008. Our Central European indirect processing business continues to be challenged, but we have renewed our two largest customers for multi-year periods. Our money transfer business continues to face a difficult environment for United States construction and immigration trends.

Operating margins were affected by the negative currency exchange rates and modest softening across all of our businesses due to the macroeconomic environment. For the three months ended August 31, 2009 currency exchange rate fluctuations decreased our revenues by $21.0 million and our earnings by $0.07 per diluted share. To calculate this impact we converted our fiscal 2010 actual revenues and expenses at fiscal 2009 currency exchange rates. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

On September 22, 2009, we entered into a purchase agreement to acquire all of the outstanding stock of the leading United States provider of fully integrated payment processing and software solutions for fundraising activities. On September 28, 2009, we completed the transaction and acquired the entity for $22 million in cash. The purpose of this acquisition was to expand Global’s direct acquiring business into vertical markets that, to date, have been underpenetrated from a merchant acquiring perspective.

Results of Operations

The following table shows key selected financial data for the three months ended August 31, 2009 and 2008, this data as a percentage of total revenue, and the changes between three months ended August 31, 2009 and 2008, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended August 31, 2009	% of Revenue(1)	Three Months Ended August 31, 2008	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$222,767	50%	$200,696	49%	$22,071	11%
Canada	81,225	18	85,944	21	(4,719)	(5)

North America merchant services	303,992	69	286,640	71	$17,352	6

Europe	80,467	18	61,602	15	18,865	31
Asia-Pacific	25,473	6	20,718	5	4,755	23

International merchant services	105,940	24	82,320	20	23,620	29

Money transfer	31,378	7	36,797	9	(5,419)	(15)

Total revenues	$441,310	100%	$405,757	100%	$35,553	9%

Consolidated operating expenses:
Cost of service	$162,828	36.9%	$144,177	35.5%	$18,651	13%
Sales, general and administrative	185,836	42.1	168,483	41.5	17,353	10

Operating income	$92,646	21.0%	$93,097	22.9%	$(451)	0%

Operating income for segments:
North America merchant services	$75,921		$83,069		$(7,148)	(9)%
International merchant services	28,749		20,402		8,347	41
Money transfer	3,403		4,478		(1,075)	(24)
Corporate	(15,427)		(14,852)		(575)	(4)

Operating income	$92,646		$93,097		$(451)	0%

Operating margin for segments:
North America merchant services	25.0%		29.0%		(4.0)%
International merchant services	27.1%		24.8%		2.3%
Money transfer segment	10.8%		12.2%		(1.4)%

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

We derive our revenues from three primary sources: charges based on volumes and fees for services, charges based on transaction quantity, and equipment sales, leases and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

For the three months ended August 31, 2009, revenues increased 9% to $441.3 million compared to the prior year’s comparable period. We attribute this revenue growth primarily to growth in our International merchant services and our North America merchant services segments. We intend to continue to grow our domestic and international presence, build our direct ISO sales channel, assess opportunities for profitable growth through acquisitions, pursue enhanced products and services for our customers, and leverage our existing business model.

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the three months ended August 31, 2009, currency exchange rate fluctuations reduced our revenues by $21.0 million.

North America Merchant Services Segment

For the three months ended August 31, 2009, revenue from our North America merchant services segment increased 6% to $304.0 million compared to the prior year’s comparable period.

We have continued to grow our United States channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For the three months ended August 31, 2009, our United States direct credit and debit card processed transactions grew 20% and our total United States revenue grew 11% compared to the prior year period. For the three months ended August 31, 2009 compared to the prior year’s comparable period, our United States credit and debit card average dollar value of transaction, or average ticket, decreased approximately 10%.. We believe this decline was due to a combination of lower consumer spending as a result of a weakened economy, the industry shift of increasing debit transactions, as well as a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants. The effect of consumers replacing cash-based payments with debit card transactions also lowers our overall U.S. average ticket amounts. Based on our mix of merchants, slightly more than half of our U.S. transactions are comprised of a combination of signature- and PIN-based debit. Aside from the impact of changes in our average ticket, the remaining difference between our transaction growth and revenue growth is due to our service fees, equipment fees, check-related services, and our domestic indirect revenue. The total of this revenue grew at a lower rate than our United States direct credit and debit card transaction growth.

For the three months ended August 31, 2009, our Canadian revenue decreased 5% compared to the prior year period. This decline was due to an unfavorable Canadian currency exchange rate. In addition, during the three months ended August 31, 2009, our average ticket in Canada declined in the mid-single digit range, which we believe may be partially due to lower consumer spending as a result of a weakened economy.

International Merchant Services Segment

For the three months ended August 31, 2009, International merchant services revenue increased 29% to $105.9 million compared to the prior year period. Our Europe merchant services revenue for the three months ended August 31, 2009 increased 31% to $80.5 million compared to the prior year period. This growth was primarily due to the impact of reporting a full quarter of results of our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP for the three months ended August 31, 2009 compared to the prior year comparable period. Also contributing to this growth was to our acquisition of UCS on April 30, 2009. Our Asia-Pacific merchant services revenue for the three months ended August 31, 2009 increased 23% to $25.5 million compared to the prior year period. The growth was due to our acquisition of Global Payments Asia-Pacific Philippines Incorporated on September 4, 2008.

Money Transfer Segment

Our money transfer segment relates to all revenue originating from the money transfer branches that we operate in the United States and Europe. For the three months ended August 31, 2009, revenue from our money transfer segment decreased

15% to $31.4 million compared to the prior year’s comparable period. Our money transfer segment transactions for the three months ended August 31, 2009 decreased 18% compared to the prior year’s comparable period.

As a result of our continuing efforts to close unprofitable branches, our branch footprint decreased to 781 branches as of August 31, 2009, compared to 870 branch locations as of August 31, 2008. On a sequential basis, our branch footprint as of August 31, 2009 decreased by 37 locations compared to our branch footprint as of May 31, 2009. This decrease in branches was the result of the closure of underperforming locations and the sale of some of our United Kingdom and Belgium branches. We believe that an extended downturn in the construction market, immigrant labor trends and a decrease in overall economic growth have negatively affected our money transfer segment.

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

Cost of service increased 13% to $162.8 million for the three months ended August 31, 2009 compared to the prior year’s comparable period. As a percentage of revenue, cost of service increased to 36.9% of revenue for the three months ended August 31, 2009 from 35.5% for the prior year’s comparable period. The growth in cost of service expenses was due to the impact of reporting a full quarter of results of our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP for the three months ended August 31, 2009 compared to the prior year comparable period, our UCS acquisition, and increases in variable processing expenses, such as card network assessments and fees, associated with our revenue growth.

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

Sales, general and administrative expenses increased 10% to $185.8 million for the three months ended August 31, 2009 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 42.1% for the three months ended August 31, 2009 compared to 41.5% in the prior year’s comparable period. The increase in sales, general and administrative expenses is due to our acquisition of UCS, growth in the Asia-Pacific region, and commission payments to ISOs resulting from the increased revenue in this sales channel.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment decreased 9% to $75.9 million for the three months ended August 31, 2009 compared to the prior year’s comparable period. The operating margin was 25.0% and 29.0% for the three months ended August 31, 2009 and 2008, respectively. Operating margin and operating income for the three months ended August 31, 2009 was negatively impacted by fluctuations in foreign currency exchange rates when compared to the prior year’s comparable period. Growth in the ISO channel also negatively impacted margins for the three months ended August 31, 2009. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs.

International Merchant Services Segment

Operating income in the International merchant services segment increased 41% to $28.7 million for the three months ended August 31, 2009 compared to the prior year’s comparable period. The operating margin was 27.1% and 24.8% for the three months ended August 31, 2009 and 2008, respectively. The increase in operating margin is due to higher operating margins in the United Kingdom and in the Asia-Pacific region..

Money Transfer Segment

Operating income in the money transfer segment decreased 24% to $3.4 million for the three months ended August 31, 2009 compared to the prior year’s comparable period. This decrease resulted in an operating margin of 10.8% for the three months ended August 31, 2009, compared to 12.2% in the prior year’s comparable period. This decrease in operating margin and operating income was primarily due to the extended downturn in the construction market, immigrant labor trends, and a decrease in overall economic growth, each having a negative effect on our money transfer segment.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs. Our corporate costs increased 4% to $15.4 million for the three months ended August 31, 2009 compared to the prior year’s comparable period.

Consolidated Operating Income

During the three months ended August 31, 2009, our consolidated operating income decreased $0.5 million to $92.6 million compared to consolidated operating income of $93.1 million in the prior year. This decrease was primarily due to the unfavorable impact of foreign currency exchange rates offset by the favorable impact of growth in our International merchant services segment.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other expense, net increased to $3.4 million for the three months ended August 31, 2009 compared to income of $0.9 million in the prior year’s comparable period. This increase in other expense, net was primarily due to higher debt balances and, to a lesser extent, lower investment income. Interest rates decreased during the three months ended August 31, 2009 when compared to the prior year. This decline in interest rates partially offset the impact of increased debt balances on interest expense and contributed to lower interest income.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income before income tax, including the effect of noncontrolling interest, were 31.4% and 32.9% for the three months ended August 31, 2009 and 2008, respectively.

Noncontrolling Interest, Net of Tax

Noncontrolling interest, net of tax decreased to $4.6 million from $8.3 million for the three months ended August 31, 2009 and 2008, respectively. The decrease was due to our recent acquisition of the remaining 49% of HSBC Merchant Services LLP.

Net Income Attributable to Global Payments and Diluted Earnings Per Share

During the three months ended August 31, 2009, we reported net income attributable to Global Payments of $57.8 million ($0.71 diluted earnings per share) compared to $57.5 million ($0.71 diluted earnings per share) in the prior year’s comparable period.

Liquidity and Capital Resources

At August 31, 2009, we had cash and cash equivalents totaling $1,072.3 million. Of this amount, we consider $167.6 million to be available cash, which generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent surplus funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. At August 31, 2009, settlement related cash balances and the corresponding settlement processing obligations were unusually high due to the timing of month end cut off. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. At August 31, 2009, our cash and cash equivalents included $178.3 million related to Merchant reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash provided by operating activities increased $628.7 million to $696.5 million for the three months ended August 31, 2009 from the prior year’s comparable period. The increase in cash flow from operating activities was primarily due to an increase in settlement related cash due to the timing of month end cut-off as discussed above. See Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Net cash used in investing activities decreased $433.0 million to $11.1 million for the three months ended August 31, 2009 from the prior year’s comparable period, primarily due to our $441.6 million investment in a partnership with HSBC UK during the three months ended August 31, 2008. Capital expenditures increased to $11.1 million for the three months ended August 31, 2009 from the prior year’s comparable period. These expenditures primarily relate to technology and merchant terminal spending.

For the three months ended August 31, 2009, we used $41.7 million in cash for financing activities as we paid down debt of $27.5 million and made distributions to noncontrolling interests of $14.0 million. The purchase of our 49% interest in the LLP of $307.7 million is reflected as a financing cash outflow because it was treated as an equity transaction pursuant to FAS 160. This outflow was largely offset by proceeds from our $300.5 million term loan. For the three months ended August 31, 2008, we generated $217.8 million cash provided by financing activities due to proceeds from our $200 million term loan agreement. See Long-Term Debt and Credit Facilities below for a more detailed discussion of our borrowing activities.

We believe that our current level of available cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. For fiscal 2010, we do not have any material capital commitments, other than commitments under operating leases and planned expansions.

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our current cash flow strategy is; to make planned capital investments in our business, to pursue acquisitions that meet our growth strategies, to pay dividends, to pay off debt and repurchase our shares at the discretion of our Board of Directors, to collateralize our Merchant reserves, and to invest excess cash in investments that we believe are of high-quality and marketable in the short term.

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2009 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Redeemable Noncontrolling interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “AP Put Option”). HSBC Asia Pacific may exercise the AP Put

Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the AP Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until beginning in July 2011, we estimate the maximum total redemption amount of the redeemable noncontrolling interest under the AP Put Option would be $96.6 million as of August 31, 2009.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	August 31, 2009	May 31, 2009
	(in thousands)
Lines of credit:
U.S. Credit Facility	$—	$—
China Credit Facility	—	—
Canada Credit Facility	—	—
National Bank of Canada (“NBC”) Credit Facility	—	1,534
Macau Credit Facility	3,198	1,333
Sri Lanka Credit Facility	2,273	1,355
Philippines Credit Facility	5,064	5,244
Maldives Credit Facility	1,587	708
Notes Payable	9,482	12,003
Term Loans	460,777	185,000

Total debt	$482,381	$207,177

Current portion	$108,015	$39,567
Long-term portion	374,366	167,610

Total debt	$482,381	$207,177

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the U.S. Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from Visa, MasterCard, and debit networks.

Term Loans

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund our initial 51% purchase in the LLP. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of August 31, 2009, the interest rate on the term loan was 1.27%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of August 31, 2009, the outstanding balance of the term loan was $175.0 million.

On July 10, 2009, we entered into a $300 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our existing credit facility which was used to initially fund the purchase of the remaining 49% interest in the LLP. The term loan expires in 2012 and has a variable interest rate based on London Interbank Offered Rate plus a margin based on our leverage position. As of August 31, 2009, the interest rate on the term loan was 3.26% for the United States dollar borrowing facility and 3.54% for the British Pound sterling borrowing facility. The term loan calls for quarterly principal payments of $11.5 million and £2.2 million beginning with the quarter ended August 31, 2009 and increasing to $17.3 million and £3.3 million beginning with the quarter ending August 31, 2010. As of August 31, 2009, the outstanding balance of the term loan was $218.5 million and £41.3 million ($67.3 million equivalent).

Notes Payable

In connection with our acquisition of UCS, we assumed notes payable with a total outstanding balance of approximately $9.5 million at August 31, 2009. These notes have interest rates ranging from 8.0% to 10.5% with maturity dates ranging from March 2011 through July 2013.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our credit facilities and term loans. We complied with these covenants as of August 31, 2009.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended August 31, 2009, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2009. You should read the Critical Accounting Estimates in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A—Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2009 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operation and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in Item 1A—Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 for information on some of the matters which could adversely affect our business and results of operations.

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

We are exposed to market risk related to changes in interest rates on our debt and cash investments. Our long-term debt has the option of variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. We invest our excess cash in high quality securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Interest rates on our lines of credit are based on market rates and fluctuate accordingly. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and believe the market risk arising from investment instruments and debt to be minimal.

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Canadian Dollars, British Pound Sterling, Euros, Russian Rubles, and the various currencies of the Asia-Pacific region, Central and Eastern Europe, and Central and South America. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the three months ended August 31, 2009, currency rate fluctuations reduced our revenues by $21.0 million and our diluted earnings per share by $0.07. To calculate this we converted our fiscal 2010 actual revenues and expenses at fiscal 2009 currency exchange rates.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 contains additional information regarding our exposure to market risk.

Item 4.	Controls and Procedures

As of August 31, 2009, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Beginning in fiscal year 2010, management will include in its assessment of internal controls over financial reporting the internal controls of HSBC Merchant Services LLP and ZAO United Card Service. These entities were acquired in the prior fiscal year and were excluded from management’s internal control over financial reporting report as of May 31, 2009. For HSBC Merchant Services LLP, we have and plan to continue to rely on HSBC to provide financial data, such as revenue billed to merchants, to assist us with compiling our accounting records until we can integrate the acquisition’s financial reporting functions into our own. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC’s internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the accuracy of the financial data being provided by HSBC.

Other than as discussed in the previous paragraph, there were no changes in our internal control over financial reporting during the quarter ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Global Payments Inc.
(Registrant)

Date: October 6, 2009	/s/ DAVID E. MANGUM
David E. Mangum
Chief Financial Officer

Date: October 6, 2009	/s/ DANIEL C. O’KEEFE
Daniel C. O’Keefe
Chief Accounting Officer