Form 10-Q
period 2009-11-30
GLOBAL PAYMENTS INC
filed 2010-01-08
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

The number of shares of the issuer’s common stock, no par value outstanding as of January 6, 2010 was 81,506,261.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended November 30, 2009

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended November 30,
	2009	2008

Revenues	$408,951	$365,884

Operating expenses:
Cost of service	144,881	131,144
Sales, general and administrative	175,368	156,858

	320,249	288,002

Operating income	88,702	77,882

Other income (expense):
Interest and other income	690	1,936
Interest and other expense	(4,423)	(1,799)

	(3,733)	137

Income from continuing operations before income taxes	84,969	78,019
Provision for income taxes	(23,655)	(20,813)

Income from continuing operations	61,314	57,206
Income from discontinued operations, net of tax	4,868	3,040

Net income including noncontrolling interests	66,182	60,246
Less: Net income attributable to noncontrolling interests, net of income tax provision (benefit) of $148 and $(710), respectively	(3,347)	(11,339)

Net income attributable to Global Payments	$62,835	$48,907

Amounts attributable to Global Payments:
Income from continuing operations	$57,967	$45,867
Income from discontinued operations, net of tax	4,868	3,040

Net income attributable to Global Payments	$62,835	$48,907

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$0.71	$0.57
Income from discontinued operations, net of tax	0.06	0.04

Net income attributable to Global Payments	$0.77	$0.61

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$0.71	$0.57
Income from discontinued operations, net of tax	0.05	0.03

Net income attributable to Global Payments	$0.76	$0.60

Dividends per share	$0.02	$0.02

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Six Months Ended November 30,
	2009	2008

Revenues	$818,882	$734,844

Operating expenses:
Cost of service	286,084	250,630
Sales, general and administrative	354,853	317,713

	640,937	568,343

Operating income	177,945	166,501

Other income (expense):
Interest and other income	1,380	5,219
Interest and other expense	(8,564)	(4,070)

	(7,184)	1,149

Income from continuing operations before income taxes	170,761	167,650
Provision for income taxes	(49,191)	(47,498)

Income from continuing operations	121,570	120,152
Income from discontinued operations, net of tax	7,056	5,942

Net income including noncontrolling interests	128,626	126,094
Less: Net income attributable to noncontrolling interests, net of income tax provision (benefit) of $480 and $(675), respectively	(7,960)	(19,660)

Net income attributable to Global Payments	$120,666	$106,434

Amounts attributable to Global Payments:
Income from continuing operations	$113,610	$100,492
Income from discontinued operations, net of tax	7,056	5,942

Net income attributable to Global Payments	$120,666	$106,434

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$1.40	$1.26
Income from discontinued operations, net of tax	0.09	0.07

Net income attributable to Global Payments	$1.49	$1.33

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$1.39	$1.24
Income from discontinued operations, net of tax	0.09	0.07

Net income attributable to Global Payments	$1.48	$1.31

Dividends per share	$0.04	$0.04

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 30, 2009	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,090,847	$426,935
Accounts receivable, net of allowances for doubtful accounts of $337 and $553, respectively	131,690	122,831
Claims receivable, net of allowances for losses of $4,150 and $4,026, respectively	833	607
Settlement processing assets	8,657	6,675
Inventory, net of obsolescence reserves of $761 and $653, respectively	12,858	5,914
Deferred income taxes	2,591	3,789
Assets of discontinued operations	123,351	—
Prepaid expenses and other current assets	20,267	28,437

Total current assets	1,391,094	595,188

Property and equipment, net of accumulated depreciation of $118,170 and $121,189, respectively	174,692	176,226
Goodwill	599,872	625,120
Other intangible assets, net of accumulated amortization of $132,442 and $189,560, respectively	225,211	258,094
Deferred income taxes	95,733	—
Other	23,246	22,193

Total assets	$2,509,848	$1,676,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$9,823	$10,174
Notes payable – current portion	109,138	29,393
Payables to money transfer beneficiaries	—	12,343
Accounts payable and accrued liabilities	169,417	167,700
Settlement processing obligations	732,023	106,934
Liabilities of discontinued operations	23,437	—
Income taxes payable	8,171	9,633

Total current liabilities	1,052,009	336,177

Notes payable	341,978	167,610
Deferred income taxes	62,112	76,405
Other long-term liabilities	25,125	19,009

Total liabilities	1,481,224	599,201

Commitments and contingencies (See Note 12)

Redeemable noncontrolling interests	96,613	399,377

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 81,473,144 and 80,445,009 shares issued and outstanding at November 30, 2009 and May 31, 2009, respectively	—	—
Paid-in capital	434,728	405,241
Retained earnings	467,476	273,090
Accumulated other comprehensive income (loss)	19,203	(10,901)

Total Global Payments shareholders’ equity	921,407	667,430
Noncontrolling interest	10,604	10,813

Total shareholders’ equity	932,011	678,243

Total liabilities and shareholders’ equity	$2,509,848	$1,676,821

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2009	2008
Cash flows from operating activities:
Net income including noncontrolling interests	$128,626	$126,094
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,441	19,446
Amortization of acquired intangibles	16,264	15,654
Share-based compensation expense	7,433	7,154
Provision for operating losses and bad debts	13,152	11,814
Deferred income taxes	(18,091)	467
Estimated loss on disposal of discontinued operations	15,850	—
Other, net	(151)	349
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(7,869)	(13,210)
Claims receivable	(8,052)	(9,872)
Settlement processing assets and obligations, net	617,802	36,994
Inventory	(7,274)	(1,184)
Prepaid expenses and other assets	2,299	4,263
Payables to money transfer beneficiaries	(5,082)	2,968
Accounts payable and accrued liabilities	13,642	(1,461)
Income taxes payable	(768)	1,021

Net cash provided by operating activities	785,222	200,497

Cash flows from investing activities:
Business and intangible asset acquisitions, net of cash acquired	(17,059)	(454,265)
Capital expenditures	(20,677)	(17,396)
Net increase in financing receivables	(501)	—
Proceeds from sale of investment and contractual rights	253	6,956

Net cash used in investing activities	(37,984)	(464,705)

Cash flows from financing activities:
Net borrowings on lines of credit	(351)	5,047
Proceeds from issuance of notes payable	302,487	200,000
Principal payments under notes payable	(49,509)	(5,000)
Acquisition of redeemable noncontrolling interest	(307,675)	—
Proceeds from stock issued under share-based compensation plans	18,017	6,420
Tax benefit from share-based compensation plans	4,037	1,749
Dividends paid	(3,245)	(3,210)
Contribution from noncontrolling interest holder	—	358
Distributions to noncontrolling interests	(16,258)	(11,718)

Net cash (used in) provided by financing activities	(52,497)	193,646

Effect of exchange rate changes on cash	6,522	(29,264)

Increase (decrease) in cash and cash equivalents	701,263	(99,826)
Cash and cash equivalents, beginning of period	426,935	456,060
Cash and cash equivalents of discontinued operations	(37,351)	—

Cash and cash equivalents, end of period	$1,090,847	$356,234

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

				Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at May 31, 2009	80,445	$405,241	$273,090	$(8,987)	$(1,914)	$667,430	$10,813	$678,243

Comprehensive income (loss):
Net income including noncontrolling interests			120,666			120,666	4,154	124,820
Foreign currency translation adjustment, net of tax of $(92)				30,104		30,104		30,104

Total comprehensive income						150,770	4,154	154,924

Stock issued under employee stock plans	1,028	18,017				18,017		18,017
Tax benefit from exercise of stock options		4,037				4,037		4,037
Share-based compensation expense		7,433				7,433		7,433
Distributions to noncontrolling interest							(4,363)	(4,363)
Redeemable noncontrolling interest valuation adjustment			(13,000)			(13,000)		(13,000)
Deferred tax asset – arising from acquisition of noncontrolling interest			89,965			89,965		89,965
Dividends paid ($0.04 per share)			(3,245)			(3,245)		(3,245)

Balance at November 30, 2009	81,473	$434,728	$467,476	$21,117	$(1,914)	$921,407	$10,604	$932,011

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

				Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at May 31, 2008	79,637	$380,741	$537,357	$124,673	$(471)	$1,042,300	$11,852	$1,052,152

Comprehensive income (loss):
Net income including noncontrolling interests			106,434			106,434	4,194	110,628
Foreign currency translation adjustment, net of tax of $16,904				(178,824)		(178,824)		(178,824)

Total comprehensive loss (income)						(72,390)	4,194	(68,196)

Stock issued under employee stock plans	657	6,420				6,420		6,420
Tax benefit from exercise of stock options		1,749				1,749		1,749
Share-based compensation expense		7,154				7,154		7,154
Distributions to noncontrolling interest							(4,819)	(4,819)
Divestiture of noncontrolling interest							(157)	(157)
Retrospective application of Topic D-98 related to acquisitions			(417,681)			(408,473)		(408,473)
Redeemable noncontrolling interests valuation adjustment			9,052			17,424		17,424
Dividends paid ($0.04 per share)			(3,210)			(3,210)		(3,210)

Balance at November 30, 2008	80,294	$396,064	$231,952	$(54,151)	$(471)	$590,974	$11,070	$602,044

See Notes to Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation—Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other business and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in business since 1967.

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

As a result of our decision to dispose of the money transfer business, this segment has been accounted for as a discontinued operation. Please see Note 3 – Discontinued Operations for further information.

We prepared the unaudited consolidated financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate and the information presented is not misleading. We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2009.

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

Reclassifications—Certain amounts related to our discontinued operations in the prior fiscal year have been reclassified to conform with the presentation in the current fiscal year.

Revenue recognition—Our two merchant services segments primarily include processing solutions for credit cards, debit cards, and check-related services. Revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, independent sales organizations (“ISOs”), and independent sales representatives, all of whom sell our end-to-end services directly to merchants. The other model, referred to as “indirect” merchant services, provides similar basic products and services as our direct model, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to their clients. The primary difference between the models is under the “indirect” we do not provide bank partner BIN sponsorship services for acquired transactions. That service is provided by other providers. Direct merchant services revenue is generated on services generally priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction or per service rendered. In both merchant services models, we also charge other fees unrelated to the number of transactions or the transaction value.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants that serve as collateral (“Merchant reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of November 30, 2009 and May 31, 2009, our cash and cash equivalents included $182.6 million and $163.6 million, respectively, related to Merchant reserves.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our cash and cash equivalents include settlement related cash balances. Settlement related cash balances represent surplus funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. At November 30, 2009, settlement related cash balances and the corresponding settlement processing obligations were unusually high due to the timing of month end cut off. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Please see Settlement processing assets and obligations below for further information.

Settlement processing assets and obligations—We are designated as a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks of either organization (“Member”) sponsoring us and our adherence to the standards of the Visa and MasterCard networks. We have five primary financial institution sponsors in the United States, Canada, the United Kingdom, the Asia-Pacific region and the Russian Federation with whom we have sponsorship or depository and clearing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply. Certain of the member financial institutions of Visa and MasterCard are our competitors.

We also provide credit card transaction processing for Discover Financial Services or Discover Card (“Discover”) and are designated as a non-financial institution acquirer by Discover. Our agreement with Discover allows us to acquire, process and fund transactions directly through Discover’s network without the need of a financial institution. Otherwise, we process Discover transactions similarly to how we process MasterCard and Visa transactions. Discover publishes acquirer operating regulations, with which we must comply. We use our Members to assist in funding merchants for Discover transactions.

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. Depending on the type of transaction, either the credit card interchange system or the debit network is used to transfer the information and funds between the Member and card issuer to complete the link between merchants and card issuers.

For transactions processed on our systems, we use our internal network telecommunication infrastructure to provide funding instructions to the Members who in turn fund the merchants. In certain of our markets, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card networks creating a net settlement obligation on our balance sheet. In our other markets, the Member funds the merchants before the Member receives the net settlement funds from the card networks, creating a net settlement asset on our balance sheet. In the United Kingdom and certain markets in the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. In such instances, we do not reflect the related settlement processing assets and obligations in our consolidated balance sheet. The Member will continue to provide these operations and services until the integration to our platform is completed. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada at which point the related settlement assets and obligations will be reflected in our consolidated balance sheet.

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

Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding (“Receivable from Members”), and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

items”), all of which are reported net of (iv) Merchant reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder (“Merchant reserves”). Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members (“Liability to Members”), (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. In cases in which the Member uses its own funds to satisfy a funding obligation to merchants that precedes the incoming amount from the card network, we reflect the amount of this funding as a component of “Liability to Members.” As of November 30, 2009 and May 31, 2009, our settlement processing assets primarily related to our processing for direct merchants in certain Asia Pacific markets and the Russian Federation, while our settlement processing obligations primarily related to our processing for direct merchants in the United States, Canada, and other Asia-Pacific markets. A summary of these amounts as of November 30, 2009 and May 31, 2009 is as follows:

	November 30, 2009	May 31, 2009
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$14	$222
Receivable from Members, net	8,987	6,631
Exception items	872	553
Merchant reserves	(1,216)	(731)

Total	$8,657	$6,675

Settlement processing obligations:
Interchange reimbursement	$181,289	$179,763
Liability to Members, net	(735,985)	(129,295)
Exception items	8,002	10,507
Merchant reserves	(181,334)	(162,870)
Fair value of guarantees of customer chargebacks	(3,012)	(3,507)
Reserves for sales allowances	(983)	(1,532)

Total	$(732,023)	$(106,934)

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

We account for our potential liability for the full amount of the operating losses discussed above as a guarantee. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant sales volumes processed. Historically, this estimation process has been materially accurate.

As of November 30, 2009 and May 31, 2009, $3.0 million and $3.5 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended November 30, 2009 and 2008, we recorded expenses for such items in the amounts of $2.0 million and $1.3 million, respectively. For the six months ended November 30, 2009 and 2008, we recorded expenses for such items in the amounts of $3.8 million and $1.8 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical loss experiences. As of November 30, 2009 and May 31, 2009, we had a check guarantee loss reserve of $4.2 million and $4.0 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended November 30, 2009 and 2008, we recorded expenses of $4.0 million and $4.7 million, respectively. For the six months ended November 30, 2009 and 2008, we recorded expenses of $7.8 million and $9.7 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Property and equipment— Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method, except for certain technology discussed below. Leasehold improvements are amortized over the useful life of the asset. We capitalize the costs related to the development of computer software developed or obtained for internal use. Maintenance and repairs are charged to operations as incurred.

During the six months ended November 30, 2009, we placed into service $52.6 million of hardware and software costs associated with our next generation technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing in the United States, Asia-Pacific, the United Kingdom, and Canada, and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region. As these markets represent a small percentage of our overall transactions, depreciation and amortization for the six months ended November 30, 2009 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform.

Goodwill and other intangible assets—We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2009. Recoverability of goodwill is measured at the reporting unit level and consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value of goodwill is the impairment loss. As a result of our annual impairment test, we recorded an impairment charge of $147.7 million related to our Money Transfer segment during our third quarter of fiscal 2009. In addition to this impairment recorded in fiscal 2009, we recorded a charge to goodwill in connection with our estimated loss on disposal of discontinued operations of $14.5 million during the three months ended November 30, 2009.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization for most of our customer-related intangible assets is calculated using the accelerated method. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business.

Impairment of long-lived assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at November 30, 2009 and May 31, 2009.

Financing receivables—Our subsidiary in the Russian Federation purchases Automated Teller Machines (ATMs) and leases those ATMs to certain of our customers. We have determined these arrangements to be direct financing leases. Accordingly, we have $14.8 million of financing receivables included in prepaid and other current assets (current portion) and other assets (long-term portion) in our November 30, 2009 consolidated balance sheet.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the six months ended November 30, 2009, we recorded a deferred tax asset of $90.0 million associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP. Please see Note 2 – Business Acquisitions for further information.

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interest, were 28.9% and 32.0% for the three months ended November 30, 2009 and 2008, respectively, and were 30.1% and 32.4% for the six months ended November 30, 2009 and 2008, respectively.

Fair value of financial instruments—We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. We estimate the fair value of our 2009 term loan was $273.7 million at November 30, 2009. We estimate the fair value of our 2008 term loan was $164.4 million at November 30, 2009. Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 10.5% and maturity dates ranging from March 31, 2011 through July 25, 2013. At November 30, 2009, we believe the carrying amount of these notes approximates fair value. Please see Note 5 – Long-Term Debt and Credit Facilities for further information.

Foreign currencies—We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three and six months ended November 30, 2009 and 2008, our transaction gains and losses were insignificant.

The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income (loss) and is included in shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income (loss). Income statement items are translated at the average rates prevailing during the period. Foreign currency exchange rate fluctuations affected our revenues and earnings per share as further

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview.

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended November 30, 2009 and 2008 excludes incremental shares of 0.2 million and 0.6 million, respectively, related to stock options. The diluted share base for the six months ended November 30, 2009 and 2008 excludes incremental shares of 0.5 million and 0.6 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share that were not included in the computation of diluted earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three and six months ended November 30, 2009 and 2008 (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008

Basic weighted average shares outstanding	81,236	80,228	80,890	80,037
Plus: dilutive effect of stock options and restricted stock awards	952	929	896	1,110

Diluted weighted average shares outstanding	82,188	81,157	81,786	81,147

Basic and diluted shares for the three months ended November 30, 2008 increased from amounts previously reported by 493 thousand and 25 thousand, respectively. Basic and diluted shares for the six months ended November 30, 2008 increased from amounts previously reported by 439 thousand and 29 thousand, respectively. Such increases resulted from the adoption of recent guidance as discussed below.

New accounting pronouncements—On June 1, 2009 we adopted Financial Accounting Standards Board (“FASB”) guidance that establishes principles and requirements for how we recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest acquired in a business combination. In addition, this guidance establishes principles and requirements for how we recognize and measure the goodwill acquired in the business combination or gain from a bargain purchase, and how we determine what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination.

On June 1, 2009, we adopted FASB guidance that applies to the accounting for noncontrolling interests (formerly referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. With the adoption of this guidance, noncontrolling interests that are not redeemable were reclassified from the “mezzanine” section of the consolidated balance sheet to permanent equity but separate from Global Payments shareholders’ equity. Income or loss associated with noncontrolling interests is required to be presented separately, net of tax, below net income including noncontrolling interests on the consolidated statement of income. The presentation and disclosure requirements of the guidance has been applied retrospectively.

We have a noncontrolling interest that includes redemption provisions that are not solely within our control, commonly referred to as a redeemable noncontrolling interest. This redeemable noncontrolling interest remains in the mezzanine section of the consolidated balance sheet. The guidance allows for a choice of either accreting redeemable noncontrolling interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. We have elected to recognize the changes in the redemption value immediately. The presentation and disclosure requirements of the guidance has been applied retrospectively. The retrospective adoption of the guidance resulted in recording the maximum redemption amount of our redeemable noncontrolling interests with a corresponding decrease in retained earnings of $379.6 million as reflected in our May 31, 2009 consolidated balance sheet. Please see Note 10 – Noncontrolling Interests for further information.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 1, 2009, we adopted FASB guidance that requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be accounted for as participating securities and therefore included in the computation of earnings per share (“EPS”). Pursuant to the adoption of the guidance, all prior period EPS data presented has been adjusted retrospectively. The adoption of the guidance resulted in an immaterial change to our weighted-average shares outstanding but did not affect our earnings per share.

On June 1, 2009, we adopted FASB guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. The guidance requires an entity to reflect in its financial statements the effects of subsequent events that provide additional evidence about conditions at the balance sheet date including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that arose after the balance sheet date should be disclosed. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim and annual financial periods ending after June 15, 2009. In preparation of the accompanying financial statements and notes, we have evaluated subsequent events through January 8, 2010, the filing date of this report.

In June 2009, the FASB issued a statement which establishes the FASB Accounting Standards Codification (“ASC”). The ASC establishes two levels of GAAP—authoritative and non-authoritative. The ASC is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, we adopted the ASC in the second quarter of fiscal 2010. The adoption of the ASC did not impact our unaudited consolidated financial statements.

NOTE 2—BUSINESS ACQUISITIONS

Fiscal Year 2010

Auctionpay, Inc.

On September 28, 2009, we completed the acquisition of Auctionpay, Inc., a provider of fully integrated payment processing and software solutions for fundraising activities for $22.0 million in cash. The purpose of this acquisition was to expand our direct acquiring business into a vertical market that, to date, is still heavily dependent on cash and check as the primary means of payment. The purchase price was determined by analyzing the historical and prospective financial statements. This business acquisition was not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the preliminary purchase price allocation (in thousands). These allocations will be finalized when valuations are completed.

Goodwill	$11,738
Customer-related intangible assets	4,900
Contract-based intangible assets	700
Trademark	700
Property and equipment	4,919
Working capital, net	35

Total assets acquired	22,992
Other liabilities	(992)

Net assets acquired	$22,000

None of the goodwill associated with the acquisition is deductible for tax purposes. The customer-related intangible assets have estimated amortization periods of 14 years. The contract-based intangible assets have estimated amortization periods of 2 years. The trademark has an estimated amortization period of 8 years.

HSBC Merchant Services LLP

On June 12, 2009, we purchased the remaining 49% of HSBC Merchant Services LLP (the “LLP”) from HSBC Bank plc (“HSBC UK”) for $307.7 million in cash. This interest had been recorded as a redeemable noncontrolling interest. We used existing lines of credit to complete the transaction. In addition, HSBC extended our current ten-year exclusive marketing alliance agreement whereby the bank provides merchant referrals and bank sponsorship to Global Payments to June 2019. The purchase of the remaining 49% of the LLP is reflected as an equity transaction. Accordingly, no additional value was ascribed to the assets of the LLP and there was no purchase price allocation for this transaction. As a result, our tax basis in the LLP exceeds our book basis and we recorded a deferred tax asset on the purchase date in the amount of $90.0 million with a corresponding increase to retained earnings. Additionally, the purchase of our 49% interest in the LLP is reflected as a financing cash outflow in our statement of cash flows because it was treated as an equity transaction.

Fiscal Year 2009

HSBC Merchant Services LLP

We acquired our initial 51% majority ownership interest in the LLP on June 30, 2008. We paid HSBC UK $438.6 million for our interest. We funded the acquisition using a combination of excess cash and proceeds of a term loan.

The purpose of this acquisition was to establish a presence in the United Kingdom and position Global Payments for further expansion into Western Europe. The key factors that contributed to the decision to make this acquisition include historical and prospective financial statement analysis and HSBC UK’s market share and retail presence in the United Kingdom. The purchase price was determined by analyzing the historical and prospective financial statements and applying relevant purchase price multiples.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following pro forma information shows the consolidated results of our operations for the three and six months ended November 30, 2009 and 2008 as if the acquisition of both the 51% and 49% interests had occurred on June 1, 2008. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results expected to results from the integration of the acquired business.

	Three Months Ended November 30,		Six Months Ended November 30,
	2009 (Actual)	2008 (Pro forma)	2009 (Pro forma)	2008 (Pro forma)
	(in thousands, except per share data)

Revenues	$408,951	$365,884	$818,882	$734,844
Net income attributable to Global Payments for the period	$63,443	$59,455	$121,709	$124,358

Net income attributable to Global Payments per share, basic	$0.78	$0.74	$1.50	$1.55
Net income attributable to Global Payments per share, diluted	$0.77	$0.73	$1.49	$1.54

ZAO United Card Service

On April 30, 2009, we completed the acquisition of all outstanding stock of ZAO United Card Service (“UCS”), a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from ZAO United Investments. Under the terms of the agreement, we paid a total of $75.0 million in cash to acquire UCS. As of May 31, 2009, $55.0 million of the purchase price was held in escrow (the “escrow account”). Prior to our acquisition of UCS, the former parent company of UCS pledged the company’s stock as collateral for a third party loan (“the loan”) that was fully repaid on September 24, 2009. During the three months ended November 30, 2009, the stock was released to us and $35.0 million of the purchase price was released from escrow to the seller. The remaining $20.0 million will remain in escrow until January 1, 2013, to satisfy any liabilities discovered post-closing that existed at the purchase date.

The purpose of this acquisition was to establish an acquiring presence in the Russian market and a foundation for other direct acquiring opportunities in Central and Eastern Europe. The purchase price was determined by analyzing the historical and prospective financial statements. This business acquisition was not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the preliminary purchase price allocation (in thousands):

Current financing receivables	$1,620
Other current assets	9,098
Goodwill	35,429
Customer-related intangible assets	16,900
Trademark	3,200
Property and equipment	19,132
Financing receivables	12,481
Other long-term assets	640

Total assets acquired	98,500

Current liabilities	(7,228)
Notes payable	(8,723)
Deferred income taxes and other long-term liabilities	(7,549)

Total liabilities assumed	(23,500)

Net assets acquired	$75,000

None of the goodwill associated with the acquisition is deductible for tax purposes. The customer-related intangible assets have estimated amortization periods of 9 to 15 years. The trademark has an estimated amortization period of 10 years.

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

The following table summarizes the purchase price allocation (in thousands):

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

NOTE 3—DISCONTINUED OPERATIONS

On November 18, 2009, we signed an agreement to sell our wholly-owned money transfer business, which comprised our money transfer segment, to an affiliate of Palladium Equity Partners, LLC. Under the terms of the agreement, we will receive proceeds in the range of $85 million to $110 million based on the operating performance of the business determined at the time of closing. We expect the transaction to close before the end of fiscal year 2010.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The money transfer business has been reported as discontinued operations. The notes to the unaudited consolidated financial statements have been adjusted to exclude discontinued operations unless otherwise noted. The operating results of the money transfer segment have been reported as discontinued operations as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008

Net revenues	$30,216	$35,179	$61,594	$71,976

Operating income	$2,936	$4,883	$6,339	$9,361
Estimated loss on disposal	(15,850)	—	(15,850)	—
Other income (expense)	114	(151)	125	(196)

(Loss) income before income taxes	(12,800)	4,732	(9,386)	9,165
Income tax benefit (provision)	17,668	(1,692)	16,442	(3,223)

Income from discontinued operations, net of tax	$4,868	$3,040	$7,056	$5,942

Assets of discontinued operations are recorded at their fair value less costs to sell at November 30, 2009. These assets were written down by $14.5 million during the three months ended November 30, 2009 to record their estimated disposal loss, which was calculated using our best estimate of the proceeds. The estimated loss on disposal above also includes costs to sell of $1.3 million. The income tax benefit for the three and six months ended November 30, 2009 includes a benefit of $18.8 million associated with the planned disposition of the money transfer business.

The assets and liabilities of the money transfer business have been classified as those of discontinued operations on our November 30, 2009 unaudited consolidated balance sheet as follows (in thousands):

Cash	$37,351
Inventory	260
Prepaid expenses and other current assets	3,618
Property and equipment, net	10,903
Goodwill	36,182
Other intangibles, net	32,945
Other	2,092

Assets of discontinued operations	$123,351

Payables to money transfer beneficiaries	$7,261
Accounts payable and accrued liabilities	16,176

Liabilities of discontinued operations	$23,437

NOTE 4—GOODWILL

The changes to the goodwill balance during the six months ended November 30, 2009 are as follows (in thousands):

Goodwill balance as of May 31, 2009	$625,120
Adjustment to purchase price allocations	(790)
Goodwill acquired	11,738
Adjustment for estimated loss on disposal of discontinued operations	(14,481)
Goodwill reclassified to discontinued operations	(36,182)
Effect of foreign currency translation on goodwill carrying value	14,467

Goodwill balance as of November 30, 2009	$599,872

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	November 30, 2009	May 31, 2009
	(in thousands)
Lines of Credit:
U.S. Credit Facility	$—	$—
China Credit Facility	—	—
Canada Credit Facility	—	—
National Bank of Canada (“NBC”) Credit Facility	—	1,534
Macau Credit Facility	1,190	1,333
Sri Lanka Credit Facility	2,681	1,355
Philippines Credit Facility	5,401	5,244
Maldives Credit Facility	551	708
Notes Payable	9,781	12,003
Term Loans	441,334	185,000

Total debt	$460,938	$207,177

Current portion	$118,961	$39,567
Long-term portion	341,977	167,610

Total debt	$460,938	$207,177

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

Term Loans

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund the purchase of our initial 51% interest in the LLP. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of November 30, 2009 the interest rate on the term loan was 1.4%. The term loan requires quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of November 30, 2009, the outstanding balance of the term loan was $170.0 million.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. The term loan expires in 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a margin based on our leverage position. As of November 30, 2009, the interest rate on the term loan was 3.5% for the United States dollar borrowing facility and 3.8% for the British Pound Sterling borrowing facility. The term requires for quarterly principal payments of $11.5 million and £2.2 million beginning with the quarter ended August 31, 2009 and increasing to $17.3 million and £3.3 million beginning with the quarter ending August 31, 2010. As of November 30, 2009, the outstanding balance of the term loan was $207.0 million and £39.1 million ($64.3 million equivalent).

Notes Payable

In connection with our acquisition of UCS, we assumed notes payable with a total outstanding balance of approximately $9.8 million at November 30, 2009. These notes have fixed interest rates ranging from 8.0% to 10.5% with maturity dates ranging from March 2011 through July 2013.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compliance with Covenants

There are certain financial and non-financial covenants contained in our credit facilities and term loans. We are in compliance with these covenants as of November 30, 2009.

NOTE 6—INCOME TAX

As of November 30, 2009, other long-term liabilities included liabilities for unrecognized income tax benefits of $16.5 million and accrued interest and penalties of $0.5 million.

We recognize accrued interest related to our liabilities for unrecognized income tax benefits in interest expense. We accrue penalty expense related to our liabilities for unrecognized tax benefits in sales, general and administrative expenses. During the three and six months ended November 30, 2009, we recognized additional liabilities of $2.5 million and $6.2 million, respectively, for unrecognized income tax benefits. During the six months ended November 30, 2009 and 2008, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were not significant.

In addition, we anticipate the total amount of unrecognized income tax benefits will decrease by $0.5 million net of interest and penalties from our foreign operations during fiscal 2010 as a result of the expiration of the statute of limitations.

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

NOTE 7—SHAREHOLDERS’ EQUITY

Our Board of Directors approved a share repurchase program that authorized the purchase of up to $100.0 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. We did not repurchase shares of our common stock during the first six months of fiscal 2010 and 2009. As of November 30, 2009, we had $13.0 million remaining under our current share repurchase authorization.

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

As of November 30, 2009, we have four share-based employee compensation plans. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of November 30, 2009 are 2.7 million for the 2005 Plan and 0.4 million for the Director Plan.

The following table summarizes the share-based compensation cost charged to income for (i) the continued vesting of all stock options that remained unvested as of June 1, 2006, (ii) all stock options granted, modified or cancelled after our adoption of FASB guidance, (iii) our employee stock purchase plan and (iv) our restricted stock program. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income is also presented.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	(in millions)

Share-based compensation cost	$4.4	$3.9	$7.4	$7.2
Income tax benefit	1.6	1.4	2.6	2.5

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

The following is a summary of our stock option plans as of and for the six months ended November 30, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31	4,293	$28
Granted	285	43
Forfeited	(163)	28
Exercised	(829)	23

Outstanding at November 30	3,585	30	5	$30

Options exercisable at November 30	2,848	$27	5	$27

The aggregate intrinsic value of stock options exercised during the six months ended November 30, 2009 and 2008 was $18.6 million and $5.8 million, respectively. As of November 30, 2009, we had $7.6 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 1.7 years.

The weighted average grant-date fair values of each option granted during the six months ended November 30, 2009 and 2008 were $14 and $13, respectively. The fair value of each option granted during the six months ended November 30, 2009 and 2008 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	Six Months Ended November 30,
	2009	2008
2005 Plan
Risk-free interest rates	2.72%	3.20%
Expected volatility	32.31%	28.17%
Dividend yields	0.21%	0.19%
Expected lives	5 years	5 years

Directors Plan
Risk-free interest rates	2.24%	2.68%
Expected volatility	32.31%	28.17%
Dividend yields	0.21%	0.21%
Expected lives	5 years	5 years

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the changes in non-vested restricted stock awards for the six months ended November 30, 2009.

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)

Non-vested at May 31	762	$42
Granted	413	42
Vested	(217)	41
Forfeited	(123)	44

Non-vested at November 30	835	42

The total fair value of shares vested during the six months ended November 30, 2009 was $8.9 million. During the six months ended November 30, 2008, the weighted average grant-date fair value of shares vested was $39 and the total fair value of shares vested was $6.0 million.

We recognized compensation expenses for restricted stock of $3.2 million and $2.4 million in the three months ended November 30, 2009 and 2008, respectively. We recognized compensation expenses for restricted stock of $5.0 million and $4.1 million in the six months ended November 30, 2009 and 2008, respectively. As of November 30, 2009, there was $30.6 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of November 30, 2009, 0.8 million shares had been issued under this plan, with 1.6 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during the six months ended November 30, 2009 and 2008 was $6 and $7, respectively, which represents the fair value of the 15% discount.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Six Months Ended November 30,
	2009	2008
	(in thousands)

Income taxes paid, net of refunds	$38,960	$35,407
Interest paid	4,827	2,773

Financing receivables:
Investment in equipment for financing leases	$(1,335)	$—
Principal collections from customers – financing leases	834	—

Net increase in financing receivables	$(501)	$—

NOTE 10—NONCONTROLLING INTERESTS

Effective June 1, 2009, we adopted the FASB guidance on noncontrolling interests. The following table details the components of redeemable noncontrolling interests for the six months ended November 30, 2009 and 2008:

	Six Months Ended November 30,
	2009	2008
	(in thousands)

Beginning balance	$399,377	$87,390
Increase in redeemable noncontrolling interests resulting from acquisitions	—	429,897
Acquisition of redeemable noncontrolling interest	(307,675)	—
Net income attributable to redeemable noncontrolling interests	3,806	15,466
Distributions to noncontrolling interests	(11,895)	(6,414)
Change in fair value of noncontrolling interests	13,000	(9,052)

Ending balance	$96,613	$517,287

For the three and six months ended November 30, 2009 and 2008, net income included in the consolidated statements of changes in shareholders’ equity is reconciled to net income presented in the consolidated statements of income as follows:

	Six Months Ended November 30,
	2009	2008
	(in thousands)

Net income attributable to Global Payments	$120,666	$106,434
Net income attributable to nonredeemable noncontrolling interest	4,154	4,194
Net income attributable to redeemable noncontrolling interests	3,806	15,466

Net income including noncontrolling interests	$128,626	$126,094

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—SEGMENT INFORMATION

General information

We have historically operated in three reportable segments, which were defined as North America Merchant Services, International Merchant Services, and Money Transfer. Beginning the three months ended November 30, 2009, our Money Transfer segment is now reported as discontinued operations. Please see Note 3 – Discontinued Operations for further information. The following tables reflect our segments included in continuing operations. The merchant services segments primarily offer processing solutions for credit cards, debit cards, and check-related services.

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and six months ended November 30, 2009 and 2008:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	(in thousands)

Revenues:
United States	$220,934	$192,149	$443,699	$392,845
Canada	78,236	78,633	159,461	164,577

North America merchant services	299,170	270,782	603,160	557,422

Europe	84,143	71,170	164,610	132,772
Asia-Pacific	25,638	23,932	51,112	44,650

International merchant services	109,781	95,102	215,722	177,422

Consolidated revenues	$408,951	$365,884	$818,882	$734,844

Operating income for segments:
North America merchant services	$73,643	$72,431	$149,564	$155,500
International merchant services	30,750	20,963	59,499	41,365
Corporate	(15,691)	(15,512)	(31,118)	(30,364)

Consolidated operating income	$88,702	$77,882	$177,945	$166,501

Depreciation and amortization:
North America merchant services	$7,787	$5,783	$14,879	$12,032
International merchant services	8,326	11,291	17,195	20,521
Discontinued operations	543	1,110	1,362	2,315
Corporate	128	120	269	232

Consolidated depreciation and amortization	$16,784	$18,304	$33,705	$35,100

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “AP Put Option”). HSBC Asia Pacific may exercise the AP Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the AP Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until beginning in July 2011, we estimate the maximum total redemption amount of the redeemable noncontrolling interest under the AP Put Option would be $96.6 million as of November 30, 2009. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of November 30, 2009 on our consolidated balance sheet.

During fiscal 2008, we sold a 20% interest in Global Payments Credit Services (“GPCS”), a leading credit information company in Russia, to Equifax Decision Systems, BV (“Equifax”) for $3.0 million in cash (the “GPCS sale”). Prior to the GPCS sale, we owned 50% of GPCS, and we consolidated the results of GPCS for financial reporting purposes. Subsequent to the GPCS sale, we own 30% of GPCS, and we account for our interest in GPCS under the equity method. Under the terms of a new shareholders’ agreement, we and the other shareholders are required to make periodic capital contributions to GPCS through 2010. Our minimum required capital contributions total $2.3 million, and we may be required to contribute up to $3.9 million. During fiscal 2009, we made capital contributions of $0.4 million. We did not make any capital contributions to GPCS during the six months ended November 30, 2009. Due to these required capital contributions, we have deferred the recognition of a $2.8 million pre-tax gain on the GPCS sale. We anticipate that we will recognize this gain once we have fulfilled our capital contribution requirements. The deferred gain has been reflected as a reduction of our investment in GPCS. As a result, our investment in GPCS, net of the deferred gain of $2.8 million, is included in Other Long-term Liabilities on our consolidated balance sheet as of November 30, 2009.

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

General

We are a leading payment processing company. As a high-volume processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate electronic payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun-off from our former parent company in January 2001. Including our time as part of our former parent company, we have been in business since 1967.

We market our products and services throughout the United States, Canada, Europe and the Asia-Pacific region. We operate in two business segments, North America merchant services and International merchant services, and we offer various products through these segments. Our two merchant services segments target customers in many vertical industries including financial institutions, government, professional services, restaurants, universities, utilities, gaming, retail and health care. Please see Note 11 in the notes to the unaudited consolidated financial statements for additional segment information.

Our offerings in our merchant services segments provide merchants, independent sales organizations, or ISOs, and financial institutions with credit and debit card transaction processing, as well as check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct,” features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect,” provides similar basic products and services as our direct model, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to clients. The primary difference between the two models is under “indirect” we do not provide BIN sponsorship services for acquired transactions. That service is provided by other providers. Both our North America and International merchant services segments utilize a combination of the direct and indirect models.

Direct merchant services revenue is generated on services generally priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction or per service rendered. In both merchant services models, we also charge other fees unrelated to the number of transactions or the transaction value.

Our products and services are marketed through a variety of distinct sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions. We plan to grow our domestic and international presence, drive profitable growth through acquisitions, develop enhanced products and services for our customers and leverage the economies of scale inherent in our business model.

Executive Overview

On November 18, 2009 we signed an agreement to sell our money transfer business to an affiliate of Palladium Equity Partners, LLC. Under the terms of the agreement, we will receive proceeds in the range of $85 million to $110 million based on the operating performance of the business determined at the time of closing. We expect the transaction to close by the end of fiscal year 2010. This segment has been reported as a discontinued operation, and certain amounts in the prior period have been reclassified to conform to such presentation.

On September 28, 2009, we completed the acquisition of Auctionpay, Inc., a provider of fully integrated payment processing and software solutions for fundraising activities. Under the terms of the agreement, we paid a total of $22.0 million in cash to acquire Auctionpay, Inc. The purpose of this acquisition was to expand our direct acquiring business into a vertical market that, to date, is still heavily dependent on cash and check as the primary means of payment.

On June 12, 2009, we completed the purchase of the remaining 49% of HSBC Merchant Services LLP (the “LLP”) from HSBC Bank plc (“HSBC UK”). Total consideration for such remaining interest was $307.7 million in cash. We used then existing lines of credit to complete the transaction. We acquired our initial majority ownership interest in the LLP on June 30, 2008.

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

Revenues increased $84.0 million during the six months ended November 30, 2009 compared to the prior year’s comparable period. Macroeconomic conditions have caused our average dollar per transaction (average ticket) amounts to decline across our geographic regions compared to the prior year. However, we continue to grow revenue in most of our direct merchant acquiring markets around the world. Our North America merchant services segment reported growth primarily driven by our direct ISO channel which continues to drive expanding market share in the United States as evidenced by our 19% transaction growth compared to the prior year’s comparable period. Our Canadian business continues to be affected by overall macroeconomic conditions driving large, national merchants to heavily discount merchandise and thus take a larger proportional share of transactions away from small and mid-sized merchants that provide higher revenue and margins to us. Revenues increased 22% in our International merchant services segment compared to the prior year’s comparable period. This growth reflects the impact of our April 30, 2009 acquisition of UCS in the Russian Federation in addition to solid business performance in the United Kingdom and in the Asia-Pacific region. Growth in our Central European indirect processing business continues to be challenged, but we recently renewed three of our largest customers for multi-year periods.

For the six months ended November 30, 2009 currency exchange rate fluctuations decreased our revenues by $15.8 million and our earnings by $0.04 per diluted share. To calculate this impact, we converted our fiscal 2010 actual revenues and expenses from continuing operations at fiscal 2009 currency exchange rates. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

Results of Operations

The following table shows key selected financial data for the three months ended November 30, 2009 and 2008, this data as a percentage of total revenue, and the changes between three months ended November 30, 2009 and 2008, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended November 30, 2009	% of Revenue(1)	Three Months Ended November 30, 2008	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$220,934	54%	$192,149	53%	$28,785	15%
Canada	78,236	19	78,633	21	(397)	(1)

North America merchant services	299,170	73	270,782	74	28,388	10

Europe	84,143	21	71,170	19	12,973	18
Asia-Pacific	25,638	6	23,932	7	1,706	7

International merchant services	109,781	27	95,102	26	14,679	15

Total revenues	$408,951	100%	$365,884	100%	$43,067	12%

Consolidated operating expenses:
Cost of service	$144,880	35.4%	$131,144	35.8%	$13,736	10%
Sales, general and administrative	175,368	42.9	156,858	42.9	18,510	12

Operating income	$88,702	21.7%	$77,882	21.3%	$11,698	14%

Operating income for segments:
North America merchant services	$73,643		$72,431		$1,212	2%
International merchant services	30,750		20,963		9,787	47
Corporate	(15,691)		(15,512)		(179)	(1)

Operating income	$88,702		$77,882		$10,820	14%

Operating margin for segments:
North America merchant services	24.6%		26.7%		(2.1)%
International merchant services	28.0%		22.0%		6.0%

(1)	Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the six months ended November 30, 2009 and 2008, this data as a percentage of total revenue, and the changes between six months ended November 30, 2009 and 2008, in dollars and as a percentage of the prior year’s comparable period.

	Six Months Ended November 30, 2009	% of Revenue(1)	Six Months Ended November 30, 2008	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$443,699	54%	$392,845	53%	$50,854	13%
Canada	159,461	19	164,577	22	(5,116)	(3)

North America merchant services	603,160	74	557,422	76	45,738	8

Europe	164,610	20	132,772	18	31,838	24
Asia-Pacific	51,112	6	44,650	6	6,462	14

International merchant services	215,722	26	177,422	24	38,300	22

Total revenues	$818,882	100%	$734,844	100%	$84,038	11%

Consolidated operating expenses:
Cost of service	$286,084	34.9%	$250,630	34.1%	$35,454	14%
Sales, general and administrative	354,853	43.3	317,713	43.2	37,140	12

Operating income	$177,945	21.7%	$166,501	22.7%	$11,444	7%

Operating income for segments:
North America merchant services	$149,564		$155,500		$(5,936)	(4)%
International merchant services	59,499		41,365		18,134	44
Corporate	(31,118)		(30,364)		(754)	(2)

Operating income	$177,945		$166,501		$11,444	7%

Operating margin for segments:
North America merchant services	24.8%		27.9%		(3.1)%
International merchant services	27.6%		23.3%		4.3%

(1)	Percentage amounts may not sum to the total due to rounding.

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

For the three months ended November 30, 2009, revenues increased 12% to $409.0 million compared to the prior year’s comparable period. For the six months ended November 30, 2009, revenues increased 11% to $818.9 million compared to the prior year’s comparable period.

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the three months ended November 30, 2009, currency exchange rate fluctuations increased our revenues by $4.6 million. For the six months ended November 30, 2009, currency exchange rate fluctuations reduced our revenues by $15.8 million.

North America Merchant Services Segment

For the three months ended November 30, 2009, revenue from our North America merchant services segment increased 10% to $299.2 million compared to the prior year’s comparable period. For the six months ended November 30, 2009, revenue from our North America merchant services segment increased 8% to $603.2 million compared to the prior year’s comparable period.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For the three months ended November 30, 2009, our United States direct credit and debit card processed transactions grew 19% and our total United States revenue grew 15% compared to the prior year period. For the six months ended November 30, 2009, our United States direct credit and debit card processed transactions grew 19% and our total United States revenue grew 13% compared to the prior year period. For the three months ended November 30, 2009 compared to the prior year’s comparable period, our United States average ticket decreased approximately 9%. For the six months ended November 30, 2009 compared to the prior year’s comparable period, our United States average ticket decreased approximately 10%. We believe this decline is due to a combination of lower consumer spending as a result of a weakened economy, the industry shift of increasing debit transactions, as well as a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants. The effect of consumers replacing cash-based payments with debit card transactions also lowers our overall United States average ticket amounts. Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit, with PIN-based debit representing less than 10% of our total transactions. Aside from the impact of changes in our average ticket, the remaining differences between our transaction growth and revenue growth are due to our service fees, equipment fees, check-related services, and our domestic indirect revenue.

For the three months ended November 30, 2009, our Canadian revenue decreased 1% compared to the prior year period. For the six months ended November 30, 2009, our Canadian revenue decreased 3% compared to the prior year period. This decline was due to the overall macroeconomic conditions in which large, national merchants heavily discount merchandise and thus take a larger proportional share of transactions away from our higher margin, small and mid-sized merchants.

International Merchant Services Segment

For the three months ended November 30, 2009, International merchant services revenue increased 15% to $109.8 million compared to the prior year period. For the six months ended November 30, 2009, International merchant services revenue increased 22% to $215.7 million compared to the prior year period. Our Europe merchant services revenue for the three months ended November 30, 2009 increased 18% to $84.1 million compared to the prior year period. Europe merchant services revenue for the six months ended November 30, 2009 increased 24% to $164.6 million compared to the prior year period. This growth was primarily due to our April 30, 2009 acquisition of UCS in the Russian Federation, in addition to solid business performance in the United Kingdom.

Asia-Pacific merchant services revenue for the three months ended November 30, 2009 increased 7% to $25.6 million compared to the prior year period. Asia-Pacific merchant services revenue for the six months ended November 30, 2009 increased 14% to $51.1 million compared to the prior year period. The growth was primarily due to our acquisition of Global Payments Asia-Pacific Philippines Incorporated on September 4, 2008 and solid business performance in the Asia Pacific region driven in part by the increasing use of dynamic currency conversion products in the region.

Consolidated Operating Expenses

Cost of service consists primarily of the following costs: operations-related personnel, including those who monitor our transaction processing systems and settlement functions; assessment fees paid to card networks; transaction processing systems, including third-party services such as the costs of settlement channels for transition services paid to HSBC in the Asia-Pacific market and the United Kingdom; network telecommunications capability, depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses.

Cost of service increased 10% to $144.9 million for the three months ended November 30, 2009 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 35.4% of revenue for the three months ended November 30, 2009 from 35.8% for the prior year’s comparable period. Cost of service increased 14% to $286.1 million for the six months ended November 30, 2009 compared to the prior year’s comparable period. As a percentage of revenue, cost of service increased to 34.9% of revenue for the six months ended November 30, 2009 from 34.1% for the prior year’s comparable period. The growth in cost of service expenses was due to the impact of our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP for the three and six months ended November 30, 2009 compared to the prior year comparable period, our UCS acquisition, and increases in variable processing expenses, such as card network assessments and fees, associated with our revenue growth.

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

Sales, general and administrative expenses increased 12% to $175.4 million for the three months ended November 30, 2009 compared to the prior year’s comparable period. As a percentage of revenue, these expenses remained flat to 42.9% for the three months ended November 30, 2009 compared to 42.9% in the prior year’s comparable period. Sales, general and administrative expenses increased 12% to $354.9 million for the six months ended November 30, 2009 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 43.3% for the six months ended November 30, 2009 compared to 43.2% in the prior year’s comparable period.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment increased 2% to $73.6 million for the three months ended November 30, 2009 compared to the prior year’s comparable period. The operating margin was 24.6% and 26.7% for the three months ended November 30, 2009 and 2008, respectively. Operating income in the North America merchant services segment decreased 4% to $150.0 million for the six months ended November 30, 2009 compared to the prior year’s comparable period. The operating margin was 24.8% and 27.9% for the six months ended November 30, 2009 and 2008, respectively. Operating margin for the three and six months ended November 30, 2009 was reduced by fluctuations in foreign currency exchange rates when compared to the prior year’s comparable period. Growth in the U.S. ISO channel also reduced margins for the three and six months ended November 30, 2009. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs.

International Merchant Services Segment

Operating income in the International merchant services segment increased 47% to $30.8 million for the three months ended November 30, 2009 compared to the prior year’s comparable period. The operating margin was 28.0% and 22.0% for the three months ended November 30, 2009 and 2008, respectively. Operating income in the International merchant services segment increased 44% to $59.5 million for the six months ended November 30, 2009 compared to the prior year’s comparable period. The operating margin was 27.6% and 23.3% for the six months ended November 30, 2009 and 2008, respectively. The increase in operating margin is due to higher operating margins in the United Kingdom and in the Asia-Pacific region.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs. Our corporate costs increased 1% to $15.7 million for the three months ended November 30, 2009 compared to the prior year’s comparable period. Our corporate costs increased 2% to $31.1 million for the six months ended November 30, 2009 compared to the prior year’s comparable period.

Consolidated Operating Income

During the three months ended November 30, 2009, our consolidated operating income increased $10.8 million to $88.7 million compared to the prior year’s comparable period. During the six months ended November 30, 2009, our consolidated operating income increased $11.4 million to $177.9 million compared to the prior year’s comparable period. This increase was primarily due to the impact of growth in our International merchant services segment.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other expense, net increased to $3.7 million for the three months ended November 30, 2009 compared to income of $0.1 million in the prior year’s comparable period. Other expense, net increased to $7.2 million for the six months ended November 30, 2009 compared to income of $1.1 million in the prior year’s comparable period. This increase in other expense, net was primarily due to higher debt balances and, to a lesser extent, lower interest income. Interest rates decreased during the three and six months ended November 30, 2009 when compared to the prior year. This decline in interest rates partially offset the impact of increased debt balances on interest expense and contributed to lower interest income.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interest, were 28.9% and 32.0% for the three months ended November 30, 2009 and 2008, respectively. Our effective tax rates were 30.1% and 32.4% for the six months ended November 30, 2009 and 2008, respectively.

Income from Discontinued Operations, Net of Tax

During the three months ended November 30, 2009, we reported net income from discontinued operations of $4.9 million ($0.05 diluted earnings per share) compared to $3.0 million ($0.03 diluted earnings per share) in the prior year’s comparable period. During the six months ended November 30, 2009, we reported net income from discontinued operations of $7.1 million ($0.09 diluted earnings per share) compared to $5.9 million ($0.07 diluted earnings per share) in the prior year’s comparable period. During the three and six months ended November 30, 2009, income from discontinued operations, net of tax includes an estimated loss on disposal of $15.9 million and an income tax benefit associated with the disposal of $18.8 million.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax decreased to $3.3 million from $11.3 million for the three months ended November 30, 2009 and 2008, respectively. Noncontrolling interests, net of tax decreased to $8.0 million from $19.7 million for the six months ended November 30, 2009 and 2008, respectively. The decrease was due to our recent acquisition of the remaining 49% of HSBC Merchant Services LLP.

Net Income Attributable to Global Payments and Diluted Earnings Per Share

During the three months ended November 30, 2009, we reported net income attributable to Global Payments of $62.8 million ($0.76 diluted earnings per share) compared to $48.9 million ($0.60 diluted earnings per share) in the prior year’s comparable period. During the six months ended November 30, 2009, we reported net income attributable to Global Payments of $120.7 million ($1.48 diluted earnings per share) compared to $106.4 million ($1.31 diluted earnings per share) in the prior year’s comparable period.

Liquidity and Capital Resources

At November 30, 2009, we had cash and cash equivalents totaling $1,090.8 million. Of this amount, we consider $147.8 million to be available cash, which generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent surplus funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. At November 30, 2009, settlement related cash balances and the corresponding settlement processing obligations were unusually high due to the timing of month end cut off. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following business day. At November 30, 2009, our cash and cash equivalents included $182.6 million related to Merchant reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash provided by operating activities increased $584.7 million to $785.2 million for the six months ended November 30, 2009 from the prior year’s comparable period. The increase in cash flow from operating activities was primarily due to an increase in settlement related cash due to the timing of month end cut-off as discussed above. See Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Net cash used in investing activities decreased $426.7 million to $38.0 million for the six months ended November 30, 2009 from the prior year’s comparable period, primarily due to our $441.6 million investment in a partnership with HSBC UK during the six months ended November 30, 2008.

For the six months ended November 30, 2009, we used $52.5 million in cash for financing activities as we paid down debt of $49.5 million. The purchase of our 49% interest in the LLP of $307.7 million is reflected as a financing cash outflow because it has been treated as an equity transaction. This outflow was largely offset by proceeds from our $300.0 million term loan. For the six months ended November 30, 2008, we generated $193.6 million cash provided by financing activities due to proceeds from our $200 million term loan agreement. See Long-Term Debt and Credit Facilities below for a more detailed discussion of our borrowing activities.

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

We regularly evaluate cash requirements for current operations, commitments, development activities and acquisitions, and we may elect to raise additional funds for these purposes in the future, either through the issuance of debt, equity or otherwise. Our current cash flow strategy is: to make planned capital investments in our business, to pursue acquisitions that meet our growth strategies, to pay dividends, to pay off debt and repurchase our shares at the discretion of our Board of Directors, to collateralize our Merchant reserves, and to invest excess cash in investments that we believe are of high-quality and marketable in the short term.

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2009 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Redeemable Noncontrolling interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “AP Put Option”). HSBC Asia Pacific may exercise the AP Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the AP Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until beginning in July 2011, we estimate the maximum total redemption amount of the redeemable noncontrolling interest under the AP Put Option would be $96.6 million as of November 30, 2009.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	November 30, 2009	May 31, 2009
	(in thousands)
Lines of Credit:
U.S. Credit Facility	$—	$—
China Credit Facility	—	—
Canada Credit Facility	—	—
National Bank of Canada (“NBC”) Credit Facility	—	1,534
Macau Credit Facility	1,190	1,333
Sri Lanka Credit Facility	2,681	1,355
Philippines Credit Facility	5,401	5,244
Maldives Credit Facility	551	708
Notes Payable	9,781	12,003
Term Loans	441,334	185,000

Total debt	$460,938	$207,177

Current portion	$118,961	$39,567
Long-term portion	341,977	167,610

Total debt	$460,938	$207,177

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

Term Loans

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund the purchase of our initial 51% interest in the LLP. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of November 30, 2009 the interest rate on the term loan was 1.4%. The term loan requires quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of November 30, 2009, the outstanding balance of the term loan was $170.0 million.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then existing credit facility, which has been used to initially fund the purchase of the remaining 49% interest in the LLP. The term loan expires in 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a margin based on our leverage position. As of November 30, 2009, the interest rate on the term loan was 3.5% for the United States dollar borrowing facility and 3.8% for the British Pound Sterling borrowing facility. The term loan requires quarterly principal payments of $11.5 million and £2.2 million beginning with the quarter ended August 31, 2009 and increasing to $17.3 million and £3.3 million beginning with the quarter ending August 31, 2010. As of November 30, 2009, the outstanding balance of the term loan was $207.0 million and £39.1 million ($64.3 million equivalent).

Notes Payable

In connection with our acquisition of UCS, we assumed notes payable with a total outstanding balance of approximately $9.8 million at November 30, 2009. These notes have fixed interest rates ranging from 8.0% to 10.5% with maturity dates ranging from March 2011 through July 2013.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our credit facilities and term loans. We complied with these covenants as of November 30, 2009.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the six months ended November 30, 2009, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2009. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2009 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Canadian Dollars, British Pound Sterling, Euros, Russian Rubles, and the various currencies of the Asia-Pacific region, and Central and Eastern Europe. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the six months ended November 30, 2009, currency rate fluctuations reduced our revenues by $15.8 million and our diluted earnings per share by $0.04. To calculate this we converted our fiscal 2010 actual revenues and expenses from continuing operations at fiscal 2009 currency exchange rates.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 contains additional information regarding our exposure to market risk.

Item 4.	Controls and Procedures

As of November 30, 2009, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Beginning in fiscal year 2010, management includes in its assessment of internal controls over financial reporting the internal controls of HSBC Merchant Services LLP and ZAO United Card Service. These entities were acquired in the prior fiscal year and were excluded from management’s report on internal control over financial reporting as of May 31, 2009. For HSBC Merchant Services LLP, we have and plan to continue to rely on HSBC to provide financial data, such as revenue billed to merchants, to assist us with compiling our accounting records until we can fully integrate the LLP’s financial reporting functions into our own. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC’s internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the accuracy of the financial data being provided by HSBC.

Other than discussed in the previous paragraph, there were no changes in our internal control over financial reporting during the quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On September 30, 2009, we held our 2009 Annual Meeting of Shareholders at our offices in Atlanta, Georgia. At the annual meeting, the following matter was approved by the vote specified below:

Mr. Alex W. Hart, Mr. William I Jacobs and Mr. Alan M. Silberstein were elected to serve as Class III directors until the Annual Meeting of Shareholders in 2011, or until their successors are duly elected and qualified or until their respective earlier resignation, retirement, disqualification, death, or removal from office. Mr. Hart received 69,707,452 votes in favor of his election and 6,716,422 shares were withheld from voting. Mr. Jacobs received 70,354,063 votes in favor of his election and 6,069,811 shares were withheld from voting. Mr. Silberstein received 75,319,620 votes in favor of his election and 1,104,254 shares were withheld from voting.

Class I directors, including General Edwin H. Burba Jr., Mr. Raymond L. Killian, and Ms. Ruth Ann Marshall will serve until the Annual Meeting of Shareholders in 2011, or until their successors are duly elected and qualified or until their respective earlier resignation, retirement, disqualification, death, or removal from office.

Class II directors, including Mr. Paul R. Garcia, Mr. Gerald J. Wilkins and Mr. Michael W. Trapp will serve until the Annual Meeting of Shareholders in 2011, or until their successors are duly elected and qualified or until their respective earlier resignation, retirement, disqualification, death, or removal from office.

The approval for a list of qualified business criteria for performance-based awards to be granted under the Global Payments Inc. Third Amended and Restated 2005 Incentive Plan (“2005 Plan”) was approved. 65,077,885 shares of common stock were voted for the ratification, 7,769,546 shares were voted against the ratification, 38,738 shares of common stock abstained from the vote, and there were 3,537,705 non votes.

In addition, the ratification of Deloitte & Touche LLP as our independent public accountants for the year ended May 31, 2010 was approved. 75,726,518 shares of common stock were voted for the ratification, 691,039 shares were voted against the ratification, and 6,316 shares of common stock abstained from the vote.

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

Global Payments Inc.
(Registrant)

Date: January 8, 2010	/S/ DAVID E. MANGUM
David E. Mangum
Chief Financial Officer

Date: January 8, 2010	/S/ DANIEL C. O’KEEFE
Daniel C. O’Keefe
Chief Accounting Officer