Form 10-Q
period 2010-02-28
GLOBAL PAYMENTS INC
filed 2010-04-01
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

The number of shares of the issuer’s common stock, no par value outstanding as of March 31, 2010 was 81,606,408.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended February 28, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended February 28,
	2010	2009

Revenues	$398,535	$359,528

Operating expenses:
Cost of service	146,202	124,001
Sales, general and administrative	178,484	173,144

	324,686	297,145

Operating income	73,849	62,383

Other income (expense):
Interest and other income	1,319	1,135
Interest and other expense	(4,141)	(2,287)

	(2,822)	(1,152)

Income from continuing operations before income taxes	71,027	61,231
Provision for income taxes	(20,298)	(18,531)

Income from continuing operations	50,729	42,700
Income (loss) from discontinued operations, net of tax	722	(141,418)

Net income (loss) including noncontrolling interests	51,451	(98,718)
Less: Net income attributable to noncontrolling interests, net of income tax provision of $442 and $1,703, respectively	(2,990)	(8,058)

Net income (loss) attributable to Global Payments	$48,461	$(106,776)

Amounts attributable to Global Payments:
Income from continuing operations	$47,739	$34,642
Income (loss) from discontinued operations, net of tax	722	(141,418)

Net income (loss) attributable to Global Payments	$48,461	$(106,776)

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$0.59	$0.43
Income (loss) from discontinued operations	0.01	(1.76)

Net income (loss) attributable to Global Payments	$0.60	$(1.33)

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$0.58	$0.43
Income (loss) from discontinued operations	0.01	(1.75)

Net income (loss) attributable to Global Payments	$0.59	$(1.32)

Dividends per share	$0.02	$0.02

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Nine Months Ended February 28,
	2010	2009

Revenues	$1,217,418	$1,094,372

Operating expenses:
Cost of service	432,287	374,631
Sales, general and administrative	533,337	490,857

	965,624	865,488

Operating income	251,794	228,884

Other income (expense):
Interest and other income	2,699	6,354
Interest and other expense	(12,704)	(6,357)

	(10,005)	(3)

Income from continuing operations before income taxes	241,789	228,881
Provision for income taxes	(69,489)	(66,029)

Income from continuing operations	172,300	162,852
Income (loss) from discontinued operations, net of tax	7,778	(135,476)

Net income including noncontrolling interests	180,078	27,376
Less: Net income attributable to noncontrolling interests, net of income tax provision of $922 and $1,028, respectively	(10,951)	(27,718)

Net income (loss) attributable to Global Payments	$169,127	$(342)

Amounts attributable to Global Payments:
Income from continuing operations	$161,349	$135,134
Income (loss) from discontinued operations, net of tax	7,778	(135,476)

Net income (loss) attributable to Global Payments	$169,127	$(342)

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$1.99	$1.69
Income (loss) from discontinued operations	0.10	(1.69)

Net income (loss) attributable to Global Payments	$2.09	$(0.00)

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$1.96	$1.67
Income (loss) from discontinued operations	0.10	(1.67)

Net income (loss) attributable to Global Payments	$2.06	$(0.00)

Dividends per share	$0.06	$0.06

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 28, 2010	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$589,620	$426,935
Accounts receivable, net of allowances for doubtful accounts of $378 and $553, respectively	121,839	122,831
Claims receivable, net of allowances for losses of $4,070 and $4,026, respectively	809	607
Settlement processing assets	11,202	6,675
Inventory, net of obsolescence reserves of $795 and $653, respectively	12,146	5,914
Deferred income taxes	2,607	3,789
Assets of discontinued operations	141,298	—
Prepaid expenses and other current assets	21,732	28,437

Total current assets	901,253	595,188

Property and equipment, net of accumulated depreciation of $111,385 and $121,189, respectively	178,549	176,226
Goodwill	577,218	625,120
Other intangible assets, net of accumulated amortization of $138,472 and $189,560, respectively	210,309	258,094
Deferred income taxes	89,850	—
Other	22,489	22,193

Total assets	$1,979,668	$1,676,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$10,513	$10,174
Notes payable – current portion	139,976	29,393
Payables to money transfer beneficiaries	—	12,343
Accounts payable and accrued liabilities	176,423	167,700
Settlement processing obligations	170,737	106,934
Liabilities of discontinued operations	32,738	—
Income taxes payable	12,291	9,633

Total current liabilities	542,678	336,177

Notes payable	307,298	167,610
Deferred income taxes	59,133	76,405
Other long-term liabilities	26,326	19,009

Total liabilities	935,435	599,201

Commitments and contingencies (See Note 12)

Redeemable noncontrolling interest	99,038	399,377

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 81,597,227 and 80,445,009 shares issued and outstanding at February 28, 2010 and May 31, 2009, respectively	—	—
Paid-in capital	442,362	405,241
Retained earnings	513,068	273,090
Accumulated other comprehensive loss	(20,438)	(10,901)

Total Global Payments shareholders’ equity	934,992	667,430
Noncontrolling interest	10,203	10,813

Total shareholders’ equity	945,195	678,243

Total liabilities and shareholders’ equity	$1,979,668	$1,676,821

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended February 28,
	2010	2009
Cash flows from operating activities:
Net income including noncontrolling interests	$180,078	$27,376
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,798	27,175
Amortization of acquired intangibles	24,627	23,222
Share-based compensation expense	11,843	10,954
Provision for operating losses and bad debts	18,713	20,256
Deferred income taxes	(21,023)	(3,419)
Estimated loss on disposal of discontinued operations	15,770	—
Impairment of goodwill and identified intangible assets	—	147,664
Other, net	947	(87)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,942	(8,856)
Claims receivable	(11,552)	(13,879)
Settlement processing assets and obligations, net	51,930	28,818
Inventory	(6,785)	(2,314)
Prepaid expenses and other assets	(2,474)	6,832
Payables to money transfer beneficiaries	(532)	(446)
Accounts payable and accrued liabilities	25,607	2,692
Income taxes payable	3,308	2,789

Net cash provided by operating activities	318,197	268,777

Cash flows from investing activities:
Business and intangible asset acquisitions, net of cash acquired	(17,059)	(454,279)
Capital expenditures	(36,520)	(25,458)
Net increase in financing receivables	(649)	—
Proceeds from sale of investment and contractual rights	297	6,796

Net cash used in investing activities	(53,931)	(472,941)

Cash flows from financing activities:
Net borrowings on lines of credit	339	2,583
Proceeds from issuance of notes payable	304,964	200,000
Principal payments under notes payable	(50,958)	(10,000)
Acquisition of redeemable noncontrolling interest	(307,675)	—
Proceeds from stock issued under share-based compensation plans	20,699	7,961
Tax benefit from share-based compensation plans	4,579	2,421
Dividends paid	(4,877)	(4,808)
Contribution from noncontrolling interest holder	—	358
Distributions to noncontrolling interests	(18,461)	(23,258)

Net cash (used in) provided by financing activities	(51,390)	175,257

Effect of exchange rate changes on cash	1,965	(39,560)

Increase (decrease) in cash and cash equivalents	214,841	(68,467)
Cash and cash equivalents, beginning of period	426,935	456,060
Cash and cash equivalents of discontinued operations	(52,156)	—

Cash and cash equivalents, end of period	$589,620	$387,593

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

				Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at May 31, 2009	80,445	$405,241	$273,090	$(8,987)	$(1,914)	$667,430	$10,813	$678,243
Comprehensive income (loss):
Net income including noncontrolling interests			169,127			169,127	5,956	175,083
Foreign currency translation adjustment, net of tax of $1,375				(9,537)		(9,537)		(9,537)

Total comprehensive income						159,590	5,956	165,546

Stock issued under employee stock plans	1,152	20,699				20,699		20,699
Tax benefit from exercise of stock options		4,579				4,579		4,579
Share-based compensation expense		11,843				11,843		11,843
Distributions to noncontrolling interest							(6,566)	(6,566)
Redeemable noncontrolling interest valuation adjustment			(14,237)			(14,237)		(14,237)
Deferred tax asset – arising from acquisition of noncontrolling interest			89,965			89,965		89,965
Dividends paid ($0.06 per share)			(4,877)			(4,877)		(4,877)

Balance at February 28, 2010	81,597	$442,362	$513,068	$(18,524)	$(1,914)	$934,992	$10,203	$945,195

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

				Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at May 31, 2008	79,637	$380,741	$537,357	$124,673	$(471)	$1,042,300	$11,852	$1,054,152
Comprehensive income (loss):
Net income including noncontrolling interests			(342)			(342)	5,700	5,358
Foreign currency translation adjustment, net of tax of $14,842				(227,938)		(227,938)		(227,938)

Total comprehensive loss (income)						(228,280)	5,700	(222,580)

Stock issued under employee stock plans	751	7,961				7,961		7,961
Tax benefit from exercise of stock options		2,421				2,421		2,421
Share-based compensation expense		10,954				10,954		10,954
Distributions to noncontrolling interest							(6,862)	(6,862)
Divestiture of noncontrolling interest							(157)	(157)
Retrospective application of Topic D-98 related to acquisitions			(415,978)			(415,978)		(415,978)
Redeemable noncontrolling interests valuation adjustment			51,018			51,018		51,018
Dividends paid ($0.06 per share)			(4,808)			(4,808)		(4,808)

Balance at February 28, 2009	80,388	$402,077	$167,247	$(103,265)	$(471)	$465,588	$10,533	$476,121

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

Use of estimates— The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications— Amounts related to our discontinued operations in our prior fiscal year statement of income have been reclassified to conform with the presentation in the current fiscal year.

Revenue recognition—

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants that serve as collateral (“Merchant reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in Settlement processing assets and Settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of February 28, 2010 and May 31, 2009, our cash and cash equivalents included $173.2 million and $163.6 million, respectively, related to Merchant reserves.

Settlement processing assets and obligations— We are designated as a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks of either organization (“Member”) sponsoring us and our adherence to the standards of the Visa and MasterCard networks. We have five primary financial institution sponsors in the United States, Canada, the United Kingdom, the Asia-Pacific region and the Russian Federation with whom we have sponsorship or depository and clearing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply. Certain of the member financial institutions of Visa and MasterCard are our competitors.

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

Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding (“Receivable from Members”), and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder (“Merchant reserves”). Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have not funded merchants on behalf of the Members but for which we have received funding from the Members (“Liability to Members”), (iii) Exception items, (iv) Merchant reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. In cases in which the Member uses its own funds to satisfy a funding obligation to merchants that precedes the incoming amount from the card network, we reflect the amount of this funding as a component of “Liability to Members.” As of February 28, 2010 and May 31, 2009, our settlement processing assets primarily related to our processing for direct merchants in certain Asia-Pacific markets and the Russian Federation, while our settlement processing obligations primarily related to our processing for direct merchants in the United States, and other Asia-Pacific markets. Amounts related to settlement processing for direct merchants in Canada were included with assets as of February 28, 2010 and obligations as of May 31, 2009. A summary of these amounts as of February 28, 2010 and May 31, 2009 is as follows:

	February 28, 2010	May 31, 2009
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$49,120	$222
(Liability to)/receivable from Members, net	(15,128)	6,631
Exception items	1,962	553
Merchant reserves	(24,752)	(731)

Total	$11,202	$6,675

Settlement processing obligations:
Interchange reimbursement	$119,774	$179,763
Liability to Members, net	(146,262)	(129,295)
Exception items	8,152	10,507
Merchant reserves	(148,422)	(162,870)
Fair value of guarantees of customer chargebacks	(2,874)	(3,507)
Reserves for sales allowances	(1,105)	(1,532)

Total	$(170,737)	$(106,934)

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

As of February 28, 2010 and May 31, 2009, $2.9 million and $3.5 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended February 28, 2010 and 2009, we recorded expenses for such items in the amounts of $1.0 million and $3.4 million, respectively. For the nine months ended February 28, 2010 and 2009, we recorded expenses for such items in the amounts of $3.83 million and $5.1 million, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical loss experiences. As of February 28, 2010 and May 31, 2009, we had a check guarantee loss reserve of $4.1 million and $4.0 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. The expenses associated with the establishment of such check guarantee loss reserves are included in cost of service in the accompanying unaudited consolidated statements of income. For the three months ended February 28, 2010 and 2009, we recorded expenses of $3.5 million and $5.0 million, respectively. For the nine months ended February 28, 2010 and 2009, we recorded expenses of $11.4 million and $14.7 million, respectively. The estimated check return and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

During the nine months ended February 28, 2010, we placed into service $53.8 million of hardware and software costs associated with our next generation technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing in the United States, Asia-Pacific, the United Kingdom, and Canada, and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the nine months ended February 28, 2010 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform.

Goodwill and other intangible assets— We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2010 and determined that no impairment charges were required as of that date.

Recoverability of goodwill is measured at the reporting unit level and consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value of goodwill is the impairment loss. As a result of our January 1, 2009 impairment test, we recorded an impairment charge of $147.7 million related to our Money Transfer segment during our third quarter of fiscal 2009. In addition to this impairment recorded in fiscal 2009, we recorded a charge to goodwill in connection with our estimated loss on disposal of discontinued operations of $14.5 million during the three months ended November 30, 2009.

Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), and

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. In addition, we regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at February 28, 2010 and May 31, 2009.

Financing receivables— Our subsidiary in the Russian Federation purchases Automated Teller Machines (ATMs) and leases those ATMs to certain of our customers. We have determined these arrangements to be direct financing leases. Accordingly, we have $14.5 million of financing receivables included in prepaid and other current assets (current portion) and other assets (long-term portion) in our February 28, 2010 consolidated balance sheet.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the nine months ended February 28, 2010, we recorded a deferred tax asset of $90.0 million associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP. Please see Note 2 – Business Acquisitions for further information.

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interests, were 29.3% and 32.6% for the three months ended February 28, 2010 and 2009, respectively, and were 29.8% and 32.5% for the nine months ended February 28, 2010 and 2009, respectively.

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. We estimate the fair value of our 2009 term loan was $268.6 million at February 28, 2010 ($266.6 million carrying value). We estimate the fair value of our 2008 term loan was $165.7 million at February 28, 2010 ($170.0 million carrying value). Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 10.5% and maturity dates ranging from March 31, 2011 through July 25, 2013. At February 28, 2010, we believe the carrying amount of these notes approximates fair value. Please see Note 5 – Long-Term Debt and Credit Facilities for further information.

Fair value measurements— GAAP requires disclosures about assets and liabilities that are measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The reporting standard establishes consistency and comparability by providing a fair

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value hierarchy that prioritizes the inputs to valuation techniques into three broad levels. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting the Company’s assumptions, and include situations where there is little or no market activity for the asset or liability.

We do not have assets and liabilities measured at fair value on a recurring basis. Pursuant to the pending disposal of our money transfer business, our assets of discontinued operations have been measured at their fair value less cost to sell at February 28, 2010. Their fair value was determined using Level 3 inputs based on our best estimate of the sales proceeds. Please see Note 3 – Discontinued Operations for further information.

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the three and nine months ended February 28, 2010 and 2009, our transaction gains and losses were insignificant.

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

Earnings (loss) per share— Basic earnings (loss) per share is computed by dividing reported earnings (loss) available to common shareholders by the weighted average shares outstanding during the period. Earnings (loss) available to common shareholders are the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings (loss) per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings (loss) per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended February 28, 2010 and 2009 excludes incremental shares of 0.2 million and 2.3 million, respectively, related to stock options. The diluted share base for the nine months ended February 28, 2010 and 2009 excludes incremental shares of 0.4 million and 2.1 million, respectively, related to stock options. These shares were not considered in computing diluted earnings (loss) per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three and nine months ended February 28, 2010 and 2009 (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009

Basic weighted average shares outstanding	81,539	80,333	81,102	80,129
Plus: dilutive effect of stock options and restricted stock awards	1,097	615	1,079	948

Diluted weighted average shares outstanding	82,636	80,948	82,181	81,077

Basic weighted average shares outstanding for the three and nine months ended February 28, 2009 increased from amounts previously reported by 498 thousand and 453 thousand, respectively. Such increases resulted from the adoption of recent guidance as discussed below.

New accounting pronouncements— On June 1, 2009 we adopted Financial Accounting Standards Board (“FASB”) guidance that establishes principles and requirements for how we recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest acquired in a business combination. In addition, this guidance establishes principles and requirements for how we recognize and measure the goodwill acquired in the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business combination or gain from a bargain purchase, and how we determine what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination.

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

On June 1, 2009, we adopted FASB guidance that requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be accounted for as participating securities and therefore included in the computation of earnings per share (“EPS”). Pursuant to the adoption of the guidance, prior period EPS data presented has been adjusted retrospectively. The adoption of the guidance resulted in an immaterial change to our weighted-average shares outstanding but did not affect our earnings per share.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the preliminary purchase price allocation (in thousands). These allocations will be finalized when income tax reviews and final valuations of identified intangible assets are completed.

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

HSBC Merchant Services LLP

On June 12, 2009, we purchased the remaining 49% of HSBC Merchant Services LLP (the “LLP”) from HSBC Bank plc (“HSBC UK”) for $307.7 million in cash. We used existing lines of credit to complete the transaction. In addition, HSBC extended our current ten-year exclusive marketing alliance agreement whereby the bank provides merchant referrals and bank sponsorship to Global Payments to June 2019. The purchase of the remaining 49% of the LLP, which had been recorded as a redeemable noncontrolling interest, is reflected as an equity transaction. Accordingly, no additional value was ascribed to the assets of the LLP and there was no purchase price allocation for this transaction. As a result, our tax basis in the LLP exceeds our book basis and we recorded a deferred tax asset on the purchase date in the amount of $90.0 million with a corresponding increase to retained earnings. Additionally, the purchase of our 49% interest in the LLP is reflected as a financing cash outflow in our statement of cash flows because it was treated as an equity transaction.

On July 10, 2009, we entered into a new term loan to pay down the credit facility used to purchase the remaining 49% interest in the LLP. Please see Note 5 – Long-term Debt and Credit Facilities for further information.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following pro forma information shows the consolidated results of our operations for the three and nine months ended February 28, 2010 and 2009 as if the acquisition of both the 51% and 49% interests had occurred on June 1, 2008. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results expected from the integration of the acquired business.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010 (Actual)	2009 (Pro forma)	2010 (Pro forma)	2009 (Pro forma)
	(in thousands, except per share data)

Revenues	$398,535	$359,528	$1,217,418	$1,094,372
Net income including noncontrolling interests	$51,451	$(98,718)	$180,078	$31,566
Net income (loss) attributable to Global Payments for the period	$48,461	$(99,225)	$170,170	$25,133

Net income (loss) attributable to Global Payments per share, basic	$0.60	$(1.22)	$2.10	$0.31
Net income (loss) attributable to Global Payments per share, diluted	$0.59	$(1.21)	$2.07	$0.31

ZAO United Card Service

On April 30, 2009, we completed the acquisition of all outstanding stock of ZAO United Card Service (“UCS”), a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from ZAO United Investments. Under the terms of the agreement, we paid a total of $75.0 million in cash to acquire UCS. As of May 31, 2009, $55.0 million of the

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price was held in escrow (the “escrow account”). Prior to our acquisition of UCS, the former parent company of UCS pledged the company’s stock as collateral for a third party loan that was fully repaid on September 24, 2009. During the three months ended November 30, 2009, the company’s stock was released to us and $35.0 million of the purchase price was released from escrow to the seller. The remaining $20.0 million will remain in escrow until January 1, 2013, to satisfy any liabilities discovered post-closing that existed at the purchase date.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The money transfer business has been reported as discontinued operations. The notes to the unaudited consolidated financial statements have been adjusted to exclude discontinued operations unless otherwise noted. The operating results of the money transfer segment have been reported as discontinued operations as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Revenues	$28,271	$33,135	$89,865	$105,111

Operating income (includes impairment charge of $147,664 in fiscal 2009)	$2,270	$(144,261)	$8,609	(134,900)
Estimated loss on disposal	(179)	—	(16,029)	—
Other income (expense)	(180)	130	(55)	(66)

Income (loss) before income taxes	1,911	(144,131)	(7,475)	(134,966)
Income tax (provision) benefit	(1,189)	2,713	15,253	(510)

Income (loss) from discontinued operations, net of tax	$722	$(141,418)	$7,778	$(135,476)

Assets of discontinued operations are recorded at their estimated fair value less costs to sell at February 28, 2010. These assets were written down by $14.5 million during the three months ended November 30, 2009 to record the estimated disposal loss, which was calculated using our best estimate of the proceeds. The estimated loss on disposal also includes costs to sell of $1.5 million. The income tax benefit for the nine months ended February 28, 2010 includes a deferred income tax benefit of $18.8 million associated with the planned disposition of the money transfer business.

The assets and liabilities of the money transfer business have been classified as those of discontinued operations on our February 28, 2010 unaudited consolidated balance sheet as follows (in thousands):

Cash	$52,156
Inventory	413
Prepaid expenses and other current assets	7,674
Property and equipment, net	10,360
Goodwill	35,755
Other intangibles, net	32,945
Other	1,995

Assets of discontinued operations	$141,298

Payables to money transfer beneficiaries	$11,811
Accounts payable and accrued liabilities	20,297
Income tax payable	630

Liabilities of discontinued operations	$32,738

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL

The changes to the goodwill balance during the nine months ended February 28, 2010 are as follows (in thousands):

Goodwill balance as of May 31, 2009	$625,120
Adjustment to purchase price allocations	(790)
Goodwill acquired	11,738
Adjustment for estimated loss on disposal of discontinued operations	(14,481)
Goodwill reclassified to discontinued operations	(35,755)
Effect of foreign currency translation on goodwill carrying value	(8,614)

Goodwill balance as of February 28, 2010	$577,218

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	February 28, 2010	May 31, 2009
	(in thousands)
Lines of Credit:
U.S. Credit Facility	$—	$—
China Credit Facility	—	—
Canada Credit Facility	—	—
National Bank of Canada (“NBC”) Credit Facility	—	1,534
Macau Credit Facility	559	1,333
Sri Lanka Credit Facility	1,908	1,355
Philippines Credit Facility	5,932	5,244
Maldives Credit Facility	2,115	708
Notes Payable	10,643	12,003
Term Loans	436,630	185,000

Total debt	$457,787	$207,177

Current portion	$150,489	$39,567
Long-term portion	307,298	167,610

Total debt	$457,787	$207,177

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the U.S. Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from Visa, MasterCard, and debit networks. Currently, HSBC Limited Hong Kong, our sponsor bank, funds merchants prior to the receipt of settlement funds and charges us a funding cost which is included in interest expense. The associated funding obligation is currently included in settlement processing obligations.

Effective April 1, 2010 we entered into a revolving overdraft facility with HSBC Limited Hong Kong, for up to HKD 800 million ($103.2 million) to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This facility is denominated in Hong Kong dollars and has a variable interest rate based on Hong Kong Interbank Offered Rate plus a margin. This facility is subject to annual review.

Term Loans

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund the purchase of our initial 51% interest in the LLP. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of February 28,

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010, the interest rate on the term loan was 1.4%. The term loan requires quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of February 28, 2010, the outstanding balance of this term loan was $170.0 million.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. This term loan expires in 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a margin based on our leverage position. As of February 28, 2010, the interest rate on the term loan was 3.3% for the United States dollar borrowing facility and 3.6% for the British Pound Sterling borrowing facility. The term loan requires quarterly principal payments of $11.5 million and £2.2 million beginning with the quarter ended August 31, 2009 and increasing to $17.3 million and £3.3 million beginning with the quarter ending August 31, 2010. As of February 28, 2010, the outstanding balance of this term loan was $207.0 million and £39.1 million ($59.6 million equivalent).

Notes Payable

In connection with our acquisition of UCS, we assumed notes payable with a total outstanding balance of approximately $10.6 million at February 28, 2010. These notes have fixed interest rates ranging from 8.0% to 10.5% with maturity dates ranging from March 2011 through July 2013.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our credit facilities and term loans. We are in compliance with these covenants as of February 28, 2010.

NOTE 6—INCOME TAX

As of February 28, 2010, other long-term liabilities included liabilities for unrecognized income tax benefits of $19.2 million and accrued interest and penalties of $0.2 million.

We recognize accrued interest related to our liabilities for unrecognized income tax benefits in interest expense. We accrue penalty expense related to our liabilities for unrecognized tax benefits in sales, general and administrative expenses. During the three and nine months ended February 28, 2010, we recognized additional liabilities of $2.7 million and $8.8 million, respectively, for unrecognized income tax benefits. During the nine months ended February 28, 2010 and 2009, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were not significant.

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

NOTE 7—SHAREHOLDERS’ EQUITY

Our Board of Directors approved a share repurchase program that authorized the purchase of up to $100.0 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. We did not repurchase shares of our common stock during the first nine months of fiscal 2010 and 2009. As of February 28, 2010, we had $13.0 million remaining under our current share repurchase authorization.

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

As of February 28, 2010, we have four share-based employee compensation plans. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of February 28, 2010 are 2.7 million for the 2005 Plan and 0.4 million for the Director Plan.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(in millions)

Share-based compensation cost	$4.4	$3.8	$11.8	$11.0
Income tax benefit	1.5	1.4	4.1	3.9

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

The following is a summary of our stock option plans as of and for the nine months ended February 28, 2010:

	Options	Weighted Average Excise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31	4,293	$28
Granted	285	43
Forfeited	(164)	28
Exercised	(934)	23

Outstanding at February 28	3,480	30	5.2	$43.5

Options exercisable at February 28	2,760	$27	4.4	$43.4

The aggregate intrinsic value of stock options exercised during the nine months ended February 28, 2010 and 2009 was $21.4 million and $7.6 million, respectively. As of February 28, 2010, we had $5.3 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 1.4 years.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant-date fair values of each option granted during the nine months ended February 28, 2010 and 2009 were $14 and $13, respectively. The fair value of each option granted during the nine months ended February 28, 2010 and 2009 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the respective period:

	Nine Months Ended February 28,
	2010	2009
2005 Plan
Risk-free interest rates	2.72%	3.15%
Expected volatility	32.31%	28.27%
Dividend yields	0.21%	0.19%
Expected lives	5 years	5 years

Directors Plan
Risk-free interest rates	2.24%	2.68%
Expected volatility	32.31%	28.17%
Dividend yields	0.21%	0.19%
Expected lives	5 years	5 years

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

The following table summarizes the changes in non-vested restricted stock awards for the nine months ended February 28, 2010.

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)

Non-vested at May 31	762	$42
Granted	421	42
Vested	(221)	41
Forfeited	(127)	44

Non-vested at February 28	835	42

The total fair value of shares vested during the nine months ended February 28, 2010 was $9.1 million. During the nine months ended February 28, 2009, the weighted average grant-date fair value of shares vested was $39 and the total fair value of shares vested was $6.2 million.

We recognized compensation expenses for restricted stock of $3.2 million and $2.5 million in the three months ended February 28, 2010 and 2009, respectively. We recognized compensation expenses for restricted stock of $8.2 million and $6.6

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million in the nine months ended February 28, 2010 and 2009, respectively. As of February 28, 2010, there was $27.5 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of February 28, 2010, 0.8 million shares had been issued under this plan, with 1.6 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during the nine months ended February 28, 2010 and 2009 was $7 and $6, respectively, which represents the fair value of the 15% discount.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Nine Months Ended February 28,
	2010	2009
	(in thousands)

Income taxes paid, net of refunds	$53,464	$64,234
Interest paid	8,870	8,822
Financing receivables:
Investment in equipment for financing leases	$(1,932)	$—
Principal collections from customers – financing leases	1,283	—

Net increase in financing receivables	$(649)	$—

NOTE 10—NONCONTROLLING INTERESTS

Effective June 1, 2009, we adopted the FASB guidance on noncontrolling interest. The following table details the components of redeemable noncontrolling interests for the nine months ended February 28, 2010 and 2009:

	Nine Months Ended February 28,
	2010	2009
	(in thousands)

Beginning balance	$399,377	$87,390
Increase in redeemable noncontrolling interest resulting from acquisitions	—	429,897
Acquisition of redeemable noncontrolling interest	(307,675)	—
Net income attributable to redeemable noncontrolling interest	4,995	22,018
Distributions to redeemable noncontrolling interest	(11,896)	(15,912)
Increase (decrease) in fair value of redeemable noncontrolling interest	14,237	(51,018)

Ending balance	$99,038	$472,375

For the nine months ended February 28, 2010 and 2009, net income included in the consolidated statements of changes in shareholders’ equity is reconciled to net income presented in the consolidated statements of income as follows:

	Nine Months Ended February 28,
	2010	2009
	(in thousands)

Net (loss) income attributable to Global Payments	$169,127	$(342)
Net income attributable to nonredeemable noncontrolling interest	5,956	5,700
Net income attributable to redeemable noncontrolling interest	4,995	22,018

Net income including noncontrolling interest	$180,078	$27,376

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—SEGMENT INFORMATION

General information

We have historically operated in three reportable segments, which were defined as North America Merchant Services, International Merchant Services, and Money Transfer. Beginning with the three months ended November 30, 2009, our Money Transfer segment has been reported as discontinued operations. The following tables reflect our segments included in continuing operations. The merchant services segments primarily offer processing solutions for credit cards, debit cards, and check-related services.

Information about profit and assets

We evaluate performance and allocate resources based on the operating income of each segment. The operating income of each segment includes the revenues of the segment less those expenses that are directly related to those revenues. Operating overhead, shared costs, and certain compensation costs are included in corporate in the following table. Interest expense or income and income tax expense are not allocated to the individual segments. Lastly, we do not evaluate performance or allocate resources using segment asset data. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and nine months ended February 28, 2010 and 2009:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(in thousands)

Revenues:
United States	$216,168	$206,237	$659,868	$599,082
Canada	77,092	68,201	236,552	232,779

North America merchant services	293,260	274,438	896,420	831,861

Europe	78,174	62,110	242,785	194,881
Asia-Pacific	27,101	22,980	78,213	67,630

International merchant services	105,275	85,090	320,998	262,511

Consolidated revenues	$398,535	$359,528	$1,217,418	$1,094,372

Operating income for segments:
North America merchant services	$60,855	$57,909	$210,419	$213,409
International merchant services	28,853	20,771	88,353	62,136
Corporate	(15,859)	(16,297)	(46,978)	(46,661)

Consolidated operating income	$73,849	$62,383	$251,794	$228,884

Depreciation and amortization:
North America merchant services	$8,195	$5,447	$23,074	$17,480
International merchant services	8,397	8,669	25,592	29,190
Discontinued operations	—	1,063	1,362	3,378
Corporate	128	118	397	349

Consolidated depreciation and amortization	$16,720	$15,297	$50,425	$50,397

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”). HSBC Asia Pacific may exercise the Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until beginning in July 2011, we estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $99.0 million as of February 28, 2010. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of February 28, 2010 on our consolidated balance sheet.

During fiscal 2008, we sold a 20% interest in Global Payments Credit Services (“GPCS”), a leading credit information company in Russia, to Equifax Decision Systems, BV (“Equifax”) for $3.0 million in cash (the “GPCS sale”). Due to capital contribution requirements included in the GPCS shareholders agreement, we deferred a gain of $2.8 million on the sale of the interest. We anticipate that we will recognize this gain once we have fulfilled our capital contribution requirements.

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

Revenues increased $39.0 million during the three months ended February 28, 2010 compared to the prior year’s comparable period. Macroeconomic conditions have caused our average dollar per transaction (average ticket) amounts to decline across our geographic regions compared to the prior year. However, we continue to grow revenue in most of our direct merchant acquiring markets around the world. Our North America merchant services segment reported growth primarily driven by our direct ISO channel which continues to drive expanding market share in the United States as evidenced by our 14% transaction growth compared to the prior year’s comparable period. While our revenues in Canada were affected positively by favorable foreign currency trends, our Canadian business continues to be affected by challenging macroeconomic conditions which have precipitated flat transaction growth and reduced spreads due to market-driven pricing pressure as compared to the prior year. Revenues increased 24% in our International merchant services segment compared to the prior year’s comparable period. This growth reflects the impact of our April 30, 2009 acquisition of UCS in the Russian Federation, favorable currency trends in the United Kingdom and solid business performance in the United Kingdom and in the Asia-Pacific region.

For the three months ended February 28, 2010 currency exchange rate fluctuations increased our revenues by $18.2 million and our earnings by $0.07 per diluted share. For the nine months ended February 28, 2010 currency exchange rate fluctuations increased our revenues by $2.4 million and our earnings by $0.04 per diluted share. To calculate this impact, we converted our fiscal 2010 actual revenues and expenses from continuing operations at fiscal 2009 currency exchange rates. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

Results of Operations

The following table shows key selected financial data for the three months ended February 28, 2010 and 2009, this data as a percentage of total revenue, and the changes between three months ended February 28, 2010 and 2009, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended February 28, 2010	% of Revenue(1)	Three Months Ended February 28, 2009	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$216,168	54%	$206,237	57%	$9,931	5%
Canada	77,092	19	68,201	19	8,891	13

North America merchant services	293,260	74	274,438	76	18,822	7

Europe	78,174	20	62,110	17	16,064	26
Asia-Pacific	27,101	7	22,980	6	4,121	18

International merchant services	105,275	26	85,090	24	20,185	24

Total revenues	$398,535	100%	$359,528	100%	$39,007	11%

Consolidated operating expenses:
Cost of service	$146,202	36.7%	$124,001	34.5%	$22,201	18%
Sales, general and administrative	178,484	44.8	173,144	48.2	5,340	3

Operating income	$73,849	18.5%	$62,383	17.4%	$11,466	18%

Operating income for segments:
North America merchant services	$60,855		$57,909		$2,946	5%
International merchant services	28,853		20,771		8,082	39
Corporate	(15,859)		(16,297)		438	(3)

Operating income	$73,849		$62,383		$11,466	18%

Operating margin for segments:
North America merchant services	20.8%		21.1%		(0.3)%
International merchant services	27.4%		24.4%		3.0%

(1)	Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the nine months ended February 28, 2010 and 2009, this data as a percentage of total revenue, and the changes between nine months ended February 28, 2010 and 2009, in dollars and as a percentage of the prior year’s comparable period.

	Nine Months Ended February 28, 2010	% of Revenue(1)	Nine Months Ended February 28, 2009	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$659,868	54%	$599,082	55%	$60,786	10%
Canada	236,552	19	232,779	21	3,773	2

North America merchant services	896,420	74	831,861	76	64,773	8

Europe	242,785	20	194,881	18	47,904	25
Asia-Pacific	78,213	6	67,630	6	10,583	16

International merchant services	320,998	26	262,511	24	58,487	22

Total revenues	$1,217,418	100%	$1,094,372	100%	$123,046	11%

Consolidated operating expenses:
Cost of service	$432,287	35.5%	$374,631	34.2%	$57,656	15%
Sales, general and administrative	533,337	43.8	490,857	44.9	42,480	9

Operating income	$251,794	20.7%	$228,884	20.9%	$22,910	10%

Operating income for segments:
North America merchant services	$210,419		$213,409		$(2,989)	(1)%
International merchant services	88,353		62,136		26,217	42
Corporate	(46,978)		(46,661)		(318)	1

Operating income	$251,794		$228,884		$22,910	10%

Operating margin for segments:
North America merchant services	23.5%		25.7%		(2.2)%
International merchant services	27.5%		23.7%		3.8%

(1)	Percentage amounts may not sum to the total due to rounding.

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

For the three months ended February 28, 2010, revenues increased 11% to $398.5 million compared to the prior year’s comparable period. For the nine months ended February 28, 2010, revenues increased 11% to $1,217.4 million compared to the prior year’s comparable period.

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the three months ended February 28, 2010, currency exchange rate fluctuations increased our revenues by $18.2 million. For the nine months ended February 28, 2010, currency exchange rate fluctuations increased our revenues by $2.4 million.

North America Merchant Services Segment

For the three months ended February 28, 2010, revenue from our North America merchant services segment increased 7% to $293.3 million compared to the prior year’s comparable period. For the nine months ended February 28, 2010, revenue from our North America merchant services segment increased 8% to $896.4 million compared to the prior year’s comparable period.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For the three months ended February 28, 2010, our United States direct credit and debit card processed transactions grew 14% and our total United States revenue grew 5% compared to the prior year period. For the nine months ended February 28, 2010, our United States direct credit and debit card processed transactions grew 17% and our total United States revenue grew 10% compared to the prior year period. For the three months ended February 28, 2010 compared to the prior year’s comparable period, our United States average ticket decreased approximately 6%. For the nine months ended February 28, 2010 compared to the prior year’s comparable period, our United States average ticket decreased approximately 8%. We believe this decline is due to a combination of lower consumer spending as a result of a weakened economy, the industry shift of increasing debit transactions, as well as a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants. The effect of consumers replacing cash-based payments with debit card transactions also lowers our overall United States average ticket amounts. Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit, with PIN-based debit representing less than 10% of our total transactions. Aside from the impact of changes in our average ticket, the remaining differences between our transaction growth and revenue growth are due to our service fees, equipment fees, check-related services, and our domestic indirect revenue.

For the three months ended February 28, 2010, our Canadian revenue increased 13% compared to the prior year period. For the nine months ended February 28, 2010, our Canadian revenue increased 2% compared to the prior year period. This growth was primarily due to favorable foreign currency trends, offset by challenging macroeconomic conditions which have precipitated flat transaction growth and reduced spreads due to market-driven pricing pressure as compared to the prior year.

International Merchant Services Segment

For the three months ended February 28, 2010, International merchant services revenue increased 24% to $105.3 million compared to the prior year period. For the nine months ended February 28, 2010, International merchant services revenue increased 22% to $321.0 million compared to the prior year period.

Our Europe merchant services revenue for the three months ended February 28, 2010 increased 26% to $78.2 million compared to the prior year period. Europe merchant services revenue for the nine months ended February 28, 2010 increased 25% to $242.8 million compared to the prior year period. This growth was primarily due to our April 30, 2009 acquisition of UCS in the Russian Federation, in addition to solid business performance in the United Kingdom. Foreign currency trends favorably impacted United Kingdom revenues for the three months ended February 28, 2010, however foreign currency trends for the nine months ended February 28, 2010 negatively impacted revenues when compared to the prior year period.

Asia-Pacific merchant services revenue for the three months ended February 28, 2010 increased 18% to $27.1 million compared to the prior year period. Asia-Pacific merchant services revenue for the nine months ended February 28, 2010 increased 16% to $78.2 million compared to the prior year period. The growth was primarily due to solid business performance in the Asia Pacific region driven in part by the increasing penetration of dynamic currency conversion products in the region. The growth for the nine months ended February 28, 2010 also reflects our acquisition of Global Payments Asia-Pacific Philippines Incorporated on September 4, 2008.

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

Cost of service increased 18% to $146.2 million for the three months ended February 28, 2010 compared to the prior year’s comparable period. As a percentage of revenue, cost of service increased to 36.7% of revenue for the three months ended February 28, 2010 from 34.5% for the prior year’s comparable period. Cost of service increased 15% to $432.3 million for the nine months ended February 28, 2010 compared to the prior year’s comparable period. As a percentage of revenue, cost of service increased to 35.5% of revenue for the nine months ended February 28, 2010 from 34.2% for the prior year’s comparable period. The growth in cost of service expenses was due to our UCS acquisition, increases in variable processing expenses, such as card network assessments and fees, associated with our revenue growth, and the impact of our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP.

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

Sales, general and administrative expenses increased 3% to $178.5 million for the three months ended February 28, 2010 compared to the prior year’s comparable period. As a percentage of revenue, these expenses decreased to 44.8% for the three months ended February 28, 2010 compared to 48.2% in the prior year’s comparable period due to a proportional decrease in commission payments to ISOs as a percentage of ISO revenues. Sales, general and administrative expenses increased 9% to $533.3 million for the nine months ended February 28, 2010 compared to the prior year’s comparable period. As a percentage of revenue, these expenses decreased to 43.8% for the nine months ended February 28, 2010 compared to 44.9% in the prior year’s comparable period.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment increased 5% to $60.9 million for the three months ended February 28, 2010 compared to the prior year’s comparable period. The operating margin was 20.8% and 21.1% for the three months ended February 28, 2010 and 2009, respectively. Operating income in the North America merchant services segment decreased 1% to $210.4 million for the nine months ended February 28, 2010 compared to the prior year’s comparable period. The operating margin was 23.5% and 25.7% for the nine months ended February 28, 2010 and 2009, respectively. Growth in the U.S. ISO channel reduced margins for the three and nine months ended February 28, 2010. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs.

International Merchant Services Segment

Operating income in the International merchant services segment increased 39% to $28.9 million for the three months ended February 28, 2010 compared to the prior year’s comparable period. The operating margin was 27.4% and 24.4% for the three months ended February 28, 2010 and 2009, respectively. Operating income in the International merchant services segment increased 42% to $88.4 million for the nine months ended February 28, 2010 compared to the prior year’s comparable period. The operating margin was 27.5% and 23.7% for the nine months ended February 28, 2010 and 2009, respectively. The increase in operating margin is due to higher operating margins in the United Kingdom and in the Asia-Pacific region.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs. Our corporate costs decreased 3% to $15.9 million for the three months ended February 28, 2010 compared to the prior year’s comparable period. Our corporate costs increased 1% to $47.0 million for the nine months ended February 28, 2010 compared to the prior year’s comparable period.

Consolidated Operating Income

During the three months ended February 28, 2010, our consolidated operating income increased $11.5 million to $73.8 million compared to the prior year’s comparable period. During the nine months ended February 28, 2010, our consolidated operating income increased $22.9 million to $251.8 million compared to the prior year’s comparable period. This increase was primarily due to the impact of growth in our International merchant services segment.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other expense, net increased to $2.8 million for the three months ended February 28, 2010 compared to expense of $1.2 million in the prior year’s comparable period. Other expense, net increased to $10.0 million for the nine months ended February 28, 2010 compared to nil in the prior year’s comparable period. This increase in other expense, net was primarily due to higher debt balances and, to a lesser extent, lower interest income. Interest rates decreased during the three and nine months ended February 28, 2010 when compared to the prior year. This decline in interest rates partially offset the impact of increased debt balances on interest expense and contributed to lower interest income.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interest, were 29.3% and 32.6% for the three months ended February 28, 2010 and 2009, respectively. Our effective tax rates were 29.8% and 32.5% for the nine months ended February 28, 2010 and 2009, respectively. The reductions of our effective tax rates are due to domestic and international tax planning initiatives and our foreign acquisitions.

Income (loss) from Discontinued Operations, Net of Tax

During the three months ended February 28, 2010, we reported net income from discontinued operations of $0.7 million ($0.01 diluted earnings per share) compared to a net loss of $141.4 million ($1.75 diluted loss per share) in the prior year’s comparable period. During the nine months ended February 28, 2010, we reported net income from discontinued operations of $7.8 million ($0.09 diluted earnings per share) compared to a net loss of $135.5 million ($1.67 diluted loss per share) in the prior year’s comparable period. The prior year results reflect our pre-tax impairment charge of $147.7 million in our money transfer business during the three months ended February 28, 2009. During the three and six months ended February 28, 2010, income from discontinued operations, net of tax includes an estimated loss on disposal of $16.0 million and an income tax benefit associated with the disposal of $18.8 million.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax decreased to $3.0 million from $8.1 million for the three months ended February 28, 2010 and 2009, respectively. Noncontrolling interests, net of tax decreased to $11.0 million from $27.7 million for the nine months ended February 28, 2010 and 2009, respectively. The decrease was due to our recent acquisition of the remaining 49% of HSBC Merchant Services LLP.

Liquidity and Capital Resources

At February 28, 2010, we had cash and cash equivalents totaling $589.6 million. Of this amount, we consider $253.4 million to be available cash, which generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent surplus funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At February 28, 2010, our cash and cash equivalents included $173.2 million related to Merchant reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash provided by operating activities increased $49.4 million to $318.2 million for the nine months ended February 28, 2010 from the prior year’s comparable period. Our net income increase of $152.7 million included a prior year non-cash adjustments for the impairment of goodwill and identified intangible assets of $147.7 million. In addition to our non-cash adjustments, we had cash provided by changes in working capital of $45.8 million.

Net cash used in investing activities decreased $419.0 million to $53.9 million for the nine months ended February 28, 2010 from the prior year’s comparable period, primarily due to our $441.6 million investment in a partnership with HSBC UK during the nine months ended February 28, 2009.

For the nine months ended February 28, 2010, we used $51.4 million in cash for financing activities as we paid down debt of $51.0 million. The purchase of our 49% interest in the LLP of $307.7 million is reflected as a financing cash outflow because it has been treated as an equity transaction. This outflow was largely offset by proceeds from our $300.0 million term loan. For the nine months ended February 28, 2009, we generated $175.3 million cash provided by financing activities due to proceeds from our $200 million term loan agreement. See Long-Term Debt and Credit Facilities below for a more detailed discussion of our borrowing activities.

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

Redeemable Noncontrolling interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”). HSBC Asia Pacific may exercise the Put Option on the fifth anniversary of the closing of the acquisition and on each anniversary thereafter. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. While not redeemable until beginning in July 2011, we estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $99.0 million as of February 28, 2010. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of February 28, 2010 on our consolidated balance sheet.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	February 28, 2010	May 31, 2009
	(in thousands)
Lines of Credit:
U.S. Credit Facility	$—	$—
China Credit Facility	—	—
Canada Credit Facility	—	—
National Bank of Canada (“NBC”) Credit Facility	—	1,534
Macau Credit Facility	559	1,333
Sri Lanka Credit Facility	1,908	1,355
Philippines Credit Facility	5,932	5,244
Maldives Credit Facility	2,115	708
Notes Payable	10,643	12,003
Term Loans	436,630	185,000

Total debt	$457,787	$207,177

Current portion	$150,489	$39,567
Long-term portion	307,298	167,610

Total debt	$457,787	$207,177

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

Effective April 1, 2010 we entered into a revolving overdraft facility with HSBC Limited Hong Kong, for up to HKD 800 million ($103.2 million) to fund merchants prior to receipt of corresponding settlement funds from Visa and MasterCard. This facility is denominated in Hong Kong dollars and has a variable interest rate based on Hong Kong Interbank Offered Rate plus a margin. This facility is subject to annual review. Currently, HSBC Limited Hong Kong, our sponsor bank, funds merchants prior to the receipt of settlement funds and charges us a funding cost which is included in interest expense. The associated funding obligation is currently included in settlement processing obligations.

Term Loans

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund the purchase of our initial 51% interest in the LLP. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of February 28, 2010, the interest rate on the term loan was 1.4%. This term loan requires quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of February 28, 2010, the outstanding balance of this term loan was $170.0 million.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. The term loan expires in 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a margin based on our leverage position. As of February 28, 2010, the interest rate on the term loan was 3.3% for the United States dollar borrowing facility and 3.6% for the British Pound Sterling borrowing facility. The term loan requires quarterly principal payments of $11.5 million and £2.2 million beginning with the quarter ended August 31, 2009 and increasing to $17.3 million and £3.3 million beginning with the quarter ending August 31, 2010. As of February 28, 2010, the outstanding balance of the term loan was $207.0 million and £39.1 million ($59.6 million equivalent).

Notes Payable

In connection with our acquisition of UCS, we assumed notes payable with a total outstanding balance of approximately $10.6 million at February 28, 2010. These notes have fixed interest rates ranging from 8.0% to 10.5% with maturity dates ranging from March 2011 through July 2013.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our credit facilities and term loans. We are in compliance with these covenants as of February 28, 2010.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the nine months ended February 28, 2010, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2009. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2009 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 for information on some of the matters which could adversely affect our business and results of operations.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in Canadian Dollars, British Pound Sterling, Russian Rubles, Czech Koruna, and the various currencies of the Asia-Pacific region. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the nine months ended February 28, 2010, currency rate fluctuations increased our revenues by $2.4 million and our diluted earnings per share by $0.04. To calculate this we converted our fiscal 2010 actual revenues and expenses from continuing operations at fiscal 2009 currency exchange rates.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 contains additional information regarding our exposure to market risk.

Item 4.	Controls and Procedures

As of February 28, 2010, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Other than discussed in the previous paragraph, there were no changes in our internal control over financial reporting during the quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global Payments Inc.
(Registrant)

Date: April 1, 2010	/S/ DAVID E. MANGUM
David E. Mangum
Chief Financial Officer

Date: April 1, 2010	/S/ DANIEL C. O’KEEFE
Daniel C. O’Keefe
Chief Accounting Officer