Form 10-K
period 2010-05-31
GLOBAL PAYMENTS INC
filed 2010-07-28
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,144,679,893.

The number of shares of the registrant’s common stock outstanding at July 26, 2010 was 79,262,662 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s proxy statement for the 2010 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.

2010 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTICE REGARDING

FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this report to “Global Payments,” the “Company,” “we,” “us,” and “our” refer to Global Payments Inc. and our respective subsidiaries.

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business; and the successful integration of future acquisitions. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plan,” “forecast,” “guidance” and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

PART I

ITEM 1—BUSINESS

General Developments

Financial Highlights

In the year ended May 31, 2010, or fiscal 2010, revenue increased 12% to $1,642.5 million from $1,462.3 million in the year ended May 31, 2009, or fiscal 2009. This revenue growth was primarily due to growth in most of our direct merchant acquiring markets around the world.

Consolidated operating income was $323.3 million for fiscal 2010, compared to $292.5 million for fiscal 2009. Income from continuing operations attributable to Global Payments increased $37.2 million or 22% to $207.2 million ($2.52 per diluted share) in fiscal 2010 from $170.0 million ($2.10 per diluted share) in fiscal 2009, and our operation margin moved from 20% in fiscal 2009 to 19.7% in fiscal 2010. Net income attributable to Global Payments increased $166.1 million, or 446%, to $203.3 million in fiscal 2010 from $37.2 million in the prior year, resulting in a $2.02 increase in diluted earnings per share to $2.48 in fiscal 2010 from $0.46 in fiscal 2009. Fiscal 2009 net income attributable to Global Payments includes an impairment charge of $147.7 million related to our recently disposed money transfer business.

North America merchant services segment revenue increased $113.3 million or 10% to $1,220.1 million in fiscal 2010 from $1,106.9 million in fiscal 2009. North America merchant services segment operating income increased slightly to $275.4 million in fiscal 2010 from $273.0 million in fiscal 2009, with operating margins of 22.6% and 24.7% for fiscal 2010 and 2009, respectively.

International merchant services segment revenue increased $66.9 million or 19% to $422.4 million in fiscal 2010 from $355.5 million in fiscal 2009. International merchant services operating income also increased to $113.7 million in fiscal 2010 from $82.8 million in fiscal 2009, with operating margins of 26.9% and 23.3% for fiscal 2010 and 2009, respectively.

Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed explanation of these results.

Fiscal 2010 Disposition

On May 26, 2010, we completed the disposition of our DolEx and Europhil-branded money transfer businesses to an affiliate of Palladium Equity Partners, LLC for $85.0 million. We recognized an estimated pre-tax loss on disposal of $24.6 million. We also recognized $15.7 million of tax benefits associated with the disposition. As a result of our decision to dispose of the money transfer businesses, this segment has been accounted for as a discontinued operation. Amounts related to our discontinued operations in our prior fiscal years statements of income have been reclassified to conform with the presentation in the current fiscal year. Please see Note 3—Discontinued Operations in the notes to the consolidated financial statements for further information.

Fiscal 2010 Acquisitions

HSBC Merchant Services LLP

On June 12, 2009, we purchased the remaining 49% of HSBC Merchant Services LLP from HSBC Bank plc for $307.7 million in cash. We used then existing lines of credit to complete the transaction. These line of credit borrowings were subsequently repaid on July 10, 2009, with proceeds from a $300.0 million term loan agreement. In addition, HSBC extended our current ten-year exclusive marketing alliance agreement under which the bank provides us with merchant referrals and bank sponsorship in the United Kingdom until June 2019.

Auctionpay, Inc.

On September 28, 2009, we completed the acquisition of Auctionpay, Inc., a provider of fully integrated payment processing and software solutions for fundraising activities for $22.0 million in cash. The purpose of this acquisition was to expand our direct acquiring business into a vertical market that, to date, is still heavily dependent on cash and check as the primary means of payment. Auctionpay, Inc. is currently known as Greater Giving.

Business Description

Global Payments Inc. is a leading provider of electronic payments transaction processing services for consumers, merchants, Independent Sales Organizations (“ISO”s), financial institutions, government agencies and multi-national corporations located throughout the United States, Canada, the United Kingdom, the Asia-Pacific region, the Czech Republic and the Russian Federation. We serve as an intermediary to facilitate payments transactions and operate in two business segments, North America Merchant Services and International Merchant Services. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in the payments business since 1967.

Our North America Merchant Services and International Merchant Services segments target customers in many vertical industries including financial institutions, gaming, government, health care, professional services, restaurants, retail, universities, nonprofit organizations and utilities. Please see Note 13 in the notes to consolidated financial statements for additional segment information and “Item 1A—Risk Factors” for a discussion of risks involved with our operations.

Merchant Services Overview

Our merchant acquiring services are similar around the world in that we accept a variety of card payments at the point of sale. We conduct our merchant acquiring business using two different business models—direct and indirect. In the direct model, merchants are our end customers. We provide our merchant customers with the ability to accept card-based and check payments. The term “merchant” generally refers to any organization that accepts credit or debit cards for the payment of goods and services. We sell our services through multiple sales channels around the world and target customers in many vertical industries. Card-based payment forms consist of credit, debit, gift, stored value, and electronic benefits transfer cards. Credit and debit card transaction processing includes the processing of the world’s major international card brands, including American Express, China Union Pay, Discover, JCB, MasterCard, and Visa, as well as certain domestic debit networks, such as Interac in Canada. Credit and debit card processing involves a consumer or cardholder acquiring goods or services from a merchant and using a credit or debit card as the form of payment. We are the processing intermediary between the merchant, the credit and debit networks and the financial institutions that issue cards. Our comprehensive offerings include terminal sales and deployment, front-end authorization processing, settlement and funding processing, full customer support and help-desk functions, chargeback resolution, industry compliance, PCI security, consolidated billing and statements, and on-line reporting. Our value proposition is to provide high quality, responsive, secure and full end-to-end service to all of our customers. Currently, we market direct merchant services in the United States, Canada, the United Kingdom, the Asia-Pacific region and the Russian Federation.

Indirect merchant services provides the same basic products and services as our direct merchant services model, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to merchants. These services are marketed in the United States, Canada and parts of Eastern Europe, primarily in the Czech Republic and the Russian Federation. We also offer sales, installation and servicing of ATM and point of sale (“POS”) terminals, and selected card issuing services such as card management and personalization, and provide payment processing for ATM providers and Card Issuers, through Global Payments Europe and ZAO United Card Service ( “UCS”), which are also components of indirect merchant services.

Direct merchant services revenue is generated on services primarily priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced as a specified fee per transaction. In both merchant services models, we also charge other fees unrelated to the number of transactions or the transaction value.

Credit and Debit Card Transaction Processing

Credit and debit networks establish uniform regulations that govern much of the industry. During a typical card transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on merchant acquirers. Merchant acquirers are typically financial institutions or independent processors like Global Payments. Global Payments performs a series of services including authorization, electronic draft capture, file transfers to facilitate the funds settlement and certain exception-based, back office support services such as chargeback and retrieval resolution.

Electronic draft capture is the process of transferring sales draft data into an electronic format so that it may be sent through networks for clearing and settlement. The card networks, primarily Visa, MasterCard, and Discover, use a system known as interchange in the case of credit and signature debit cards for this purpose. Financial institutions use the debit networks for PIN-based debit cards to transfer the information and funds between the card issuers and merchant acquirers to complete the link between merchants and card issuers. Debit card payments differ slightly from traditional credit card transactions in that the cardholder is required to have sufficient funds available in a deposit account at the time of the transaction, or the debit card transaction will not be authorized. PIN-based debit transactions are sent through a debit network while signature-based debit or check card transactions, which are offered exclusively in the United States, are sent through Visa and MasterCard and require a signature at the time of purchase. Also, PIN-based debit transactions typically deduct the purchase amount from the cardholder’s deposit account within a day of the purchase, depending on the time of the purchase. Signature-based debit, or check card transactions typically debit the cardholder’s deposit account two to three days after the purchase, although the funds are “held” with a memo posted to the cardholder’s bank account. A credit card transaction posts to a cardholder’s account, reducing the available credit limit in a similar manner.

In order to provide credit and signature-based debit card transaction processing services, we must be designated as a certified processor by MasterCard and Visa in addition to being a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. Currently, these designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the Visa and MasterCard networks. A financial institution that is a member of the Visa and/or MasterCard card networks (which we refer to in this discussion as Member) must sponsor an electronic transaction payment processor such as Global Payments. We have five primary financial institution sponsors in the United States, Canada, the United Kingdom, the Asia-Pacific region and the Russian Federation with whom we have sponsorship or depository and processing agreements. These agreements allow us to route Visa and MasterCard transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply.

We also provide credit card transaction processing for Discover Financial Services or Discover Card (“Discover”) and are designated as an acquirer by Discover. This designation provides us with a direct relationship between us and Discover, and therefore a Member sponsorship is not required. Our agreement with Discover allows us to route and clear transactions directly through Discover’s network. Otherwise, we process Discover transactions similarly to the way we process MasterCard and Visa transactions. Discover publishes acquirer operating regulations with which we must comply. We use our Members to assist in funding merchants for Discover transactions.

How a Card Transaction Works

A card transaction begins when a cardholder presents a card for payment at a merchant location where the card information is captured by a POS terminal card reader, which may be provided by Global Payments.

Alternatively, card and transaction information may be captured and transmitted to our network through a POS device by one of a number of products that we offer directly or through a value added reseller. The terminal electronically records sales draft information, such as the credit card identification number, transaction date and value of the goods or services purchased.

After the card and transaction information is captured by the POS device, the terminal automatically either dials a pre-programmed phone number or otherwise connects to our network through the internet or other communication in order to receive authorization of the transaction. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed defined credit limits. We route the request to the applicable credit or debit network. The credit or debit network forwards the authorization request to the card issuer, who determines a response based on the status of the cardholder’s account. The response is returned to the merchant’s terminal via the same communication network. This entire authorization and response process occurs within seconds.

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

As an illustration, on a $100.00 credit card transaction, the card issuer may fund the Member $98.50 after retaining approximately $1.50 referred to as an interchange fee or interchange expense. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder’s monthly credit card bill. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require Global Payments to advance the Member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction, or discount, to cover the full amount of the interchange fee and our net revenue from the transaction. If our net revenue from the merchant in the above example was 0.5%, we would bill the merchant $2.00 at the end of the month for the transaction, reimburse ourselves for approximately $1.50 in interchange fees and retain $0.50 as our net revenue for the transaction. Our gross profit on the transaction reflects the net revenue less operating expenses, including the network and systems cost to process the transaction (including assessments) and commissions paid to our sales force or ISO. Assessments are fees charged by Visa and MasterCard based on the dollar value of transactions processed through their networks.

North America Merchant Services Segment

North America merchant services revenues represent 74% of our total consolidated fiscal 2010 revenues and include operations in the United States and Canada. In the United States, we sell our services via ISOs, a direct sales force, trade associations, agent and VAR referral arrangements, as well as proprietary telesales groups.

Our ISO channel targets a variety of merchant types with typical annual bankcard volumes of $150,000 or less. The ISOs contract with Global Payments to provide processing and other services depending on the ISOs’ requirements. These contracts are multi-year and priced by service on a per transaction basis. The ISOs act as a third-party sales group selling Global Payments-branded merchant acquiring products and services, with the majority of Global’s ISOs marketing direct merchant acquiring. Because Global Payments is a primary party to the merchant contract as a result of our bank sponsor relationship, the full amount of fees collected from the merchant is recorded as revenue. The excess of revenue earned over the ISO contractual transaction fee (plus assessments) is remitted to the ISO in the form of a residual payment on a monthly basis and is recorded in Sales, general and administrative expenses.

Our direct sales channel receives qualified leads from our agent bank, value added reseller and trade association referral partners signing a variety of mid-to-large sized merchants with annual bankcard volume on average above $300,000. Our sales force is paid a combination of base salary and commission.

Our United States revenue also includes check and gaming services and indirect merchant services. Our check products offer merchant customers risk management alternatives, in the case of our verification and recovery offerings, or risk elimination, in the case of our guarantee offerings, by leveraging our internal and external databases of checkwriters to help decide whether the merchant should accept a check as the form of payment from a particular checkwriter. Our check services products are part of our direct merchant service offering.

Check guarantee services include comprehensive check verification and guarantee services designed for a merchant’s specific needs and risk adversity. This service guarantees payment of all checks that are electronically verified. If a verified check is dishonored, our service generally provides the merchant with reimbursement of the check’s face value, and then we pursue collection of the check through our internal collection services. While we have the right to collect the full amount of the check from the checkwriter, we have historically recovered less than 100% of the guaranteed checks. We derive revenue for these services primarily by charging the merchant a percentage of the face value of each guaranteed check. Check verification and recovery services are similar to those provided in the check guarantee service, except that these services do not guarantee payment of the verified checks. We derive revenues for these services primarily from the service fees collected from delinquent check writers, fees charged to merchants based on a transaction rate per verified check and fees charged to merchants for specialized services such as electronic re-deposits of dishonored checks.

In the specialized vertical market of gaming, our VIP LightSpeed proprietary software and VIP Preferred Advantage product provide the gaming industry with the tools necessary to establish revolving check cashing limits for a casino’s customers. Our gaming products allow fast access to cash with high limits so that gaming establishments can increase the flow of money to their gaming floors and reduce risk. We derive revenue from our gaming products primarily based on a percentage of the transaction value.

In Canada we sell our services primarily through our direct sales force leveraging our bank referral relationships. Unlike the United States, approximately 60% of payment transactions in Canada are PIN-based debit transactions, primarily through Interac.

International Merchant Services Segment

International merchant services revenues represent 26% of our total consolidated fiscal 2010 revenues and include operations in Europe and the Asia-Pacific region. Our business in Europe is primarily located in the United Kingdom, the Czech Republic and the Russian Federation. Our Asia-Pacific region includes the following eleven countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, the Philippines, Singapore, Sri Lanka and Taiwan. We have a direct sales force in the United Kingdom, the Russian Federation and the Asia-Pacific region through which we primarily sell our direct merchant acquiring services while leveraging our bank referral relationships. In the Czech Republic and the Russian Federation we also provide indirect merchant acquiring services.

Total revenues from our segments, by geography, are as follows (amounts in thousands):

	Year Ended May 31,
	2010	2009	2008
Revenues:
United States	$902,844	$805,557	$731,214
Canada	317,272	301,294	267,249

North America merchant services	1,220,116	1,106,851	998,463
Europe	315,023	265,121	59,778
Asia-Pacific	107,329	90,334	72,367

International merchant services	422,352	355,455	132,145

Consolidated revenues	$1,642,468	$1,462,306	$1,130,608

Industry Overview and Target Markets

Industry Overview

Payment processing service providers offer high-volume electronic transaction payment processing and support services directly to financial institutions, merchants, multinational corporations, and ISOs. Generally, the payment processing market in the United States and Canada continues to transition from traditional financial institution providers to independent merchant acquirers such as Global Payments. We believe merchants seek more efficient distribution channels, as well as increased technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information.

Based on The Nilson Report, dated March 2010, we are a leading mid-market and small-market merchant acquirer in the United States and we compete with First Data Corporation, Bank of America Merchant Services, Chase Paymentech and Elavon.

In Canada, we have a significant market share second to our primary competitor, Moneris Solutions. Moneris Solutions is a joint venture between the Royal Bank of Canada and the Bank of Montreal. We also consider Chase Paymentech Solutions and TD Merchant Services to be major competitors in the Canadian market.

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

Our primary competitors in the United Kingdom are the Royal Bank of Scotland and Barclays. The Russian Federation payments market is highly fragmented and our competition is made up of various financial institutions, including Sberbank, Alfa Bank, VTB, Raiffeisen Bank, and Russian Standard Bank. In the Czech Republic, our primary competitors are First Data, SiNSYS, and Euronet. In the Asia-Pacific region, our primary competition is from financial institutions that offer merchant acquiring services as well as Merchant Solutions, which is a joint venture between First Data and Standard Chartered PLC.

As a result of continued growth in our industry, several large merchant acquirers, including us, have expanded operations both domestically and internationally. This expansion has come in the form of acquisitions and the creation of alliances and joint ventures. We believe that the electronic payment transaction processing industry will continue to consolidate as banks and independent processors that do not have the necessary infrastructure to participate in a highly competitive environment look to exit the business.

In the Canadian market, Visa, MasterCard and Interac are planning to migrate to cards containing chip technology over the coming years. Chip card technology is already prevalent in the European and Asia-Pacific markets. Chip technology provides the ability to process payment transactions securely by protecting the cardholder information in an encrypted and confidential manner. The chip is difficult to copy and has the additional capacity to be personalized by a card issuer, including the ability to be programmed with spending and usage limits, making it possible to authorize some transactions off-line. Chip technology can also help enable a variety of additional card features including applications such as loyalty, access control, rewards and public transit passes. We expect that it will take multiple years for all participants to implement the equipment necessary to accept and process the chip card compliant transactions in the Canadian marketplace. We have a plan to ensure our merchants will benefit from the migration to chip technology in the Canadian market. We are well into the enablement of chip card technology for company-owned terminals in the Canadian market.

We believe the number of electronic transactions will continue to grow in the future and that an increasing percentage of these transactions will be processed through emerging technologies. To help our customers reduce their transaction costs and accelerate the transaction approval process, we have integrated new technologies into our service offerings such as internet protocol communications and check truncation or conversion at the point of sale. If new technologies like radio frequency identification or contactless payment cards continue to evolve and are desired by merchants and consumers, we plan to continue developing new products and services that will exploit the benefits that these new technologies can offer our customers. We also believe that new markets will continue to develop in areas that have been previously dominated by paper-based transactions. Industries such as quick service restaurants, government, recurring payments, and business-to-business should continue to see transaction volumes migrate to more electronic-based settlement solutions. We believe that the continued development of new products and services and the emergence of new vertical markets will be a factor in the growth of our business for the foreseeable future.

Target Markets

We believe that significant global opportunities exist for growth in the application of electronic transaction payment processing services. Although the United States accounts for the largest payment processing volume in the world, global expansion by financial institutions into new geographies and the increased recognition by governments of the role of payment cards in facilitating economic growth are rapidly transforming the electronic commerce market into a global opportunity.

The growth of retail credit card transactions, as well as the rapid growth in the utilization of debit cards, correlates with the historic growth of our business. According to The Nilson Report dated April 2010, worldwide annual general purpose card purchase volume increased 8% to $7.6 trillion in 2009. General purpose cards include the major card networks brands such as Visa, MasterCard, American Express, Discover, China Union Pay, JCB, and Diners Club. In Canada, general purpose cards also include Interac debit cards.

The Nilson Report dated February 2010 estimates that more than $3.0 trillion of annual consumer spending was charged in 2009 using general purpose cards in the United States, a 3% decrease from 2008. Based on The Nilson Report dated February 2010, the United States industry mix of Visa and MasterCard debit and credit purchase transactions are approximately 67% and 33%, respectively. The Nilson Report dated March 2010 reported that $410.3 billion (U.S.) of annual Canadian consumer spending uses general purpose cards as the form of payment, representing a decrease of 1% from 2008. Also based on The Nilson Report dated March 2010, Canadian Visa and MasterCard debit card purchase transactions are approximately 42% while Interac debit cards purchase transactions are 58%. The Nilson Report dated May 2010 estimates that $1.9 trillion of annual consumer spending was charged in 2009 using general purpose cards in Europe, a 4.8% increase from 2008. The industry mix in the United Kingdom based on the United Kingdom purchase Transaction Payments Authority for Visa and MasterCard debit and credit cards are approximately 76% and 24%, respectively.

We process in eleven countries and territories in the Asia-Pacific region. These markets include almost 40% of the world’s population and 71% of the total Asia-Pacific population according to the CIA World Factbook. These markets are largely cash based. We believe there are significant, long-term growth opportunities for payment processing in this region.

Strategy

We seek to leverage the rapid adoption of, and transition to, card based payments by expanding market share in our existing markets through our distribution channels or through acquisitions in North America, the Asia-Pacific region and Europe, and investing in and leveraging technology and people, thereby maximizing shareholder value. We also seek to enter new markets through acquisitions in the Asia-Pacific region, Europe, and the Americas. We intend to accomplish this overall strategy as follows:

Existing offerings

We intend to increase our penetration of existing markets and to further leverage our infrastructure. Our objectives include:

•	expand our direct merchant services distribution channels, primarily our existing sales force, ISOs, OEMs, value added resellers and other referral relationships;

•	provide the best possible customer service at levels that exceed our competitors by investing in technology, training and product enhancements;

•

grow our direct merchant services market share in the United States, Canada, the United Kingdom, the Asia-Pacific region and the Russian Federation by concentrating on the small and mid-market merchant segments, while selectively targeting national merchants that meet our profitability criteria;

•

provide the latest, secure and enhanced products and services by developing value-added applications, enhancing existing products and developing new systems and services to blend technology with our customer needs; and

•

pursue potential domestic and international acquisitions or investments in and alliances with companies that have high growth potential or significant market presence and operate in profitable sectors of payments-related industries through compatible products and services, and development and distribution capabilities.

International markets

We intend to focus on further diversification in international markets with high payments industry growth or targets with significant market presence, such as Europe, the Asia-Pacific region and South America. We are evaluating these markets based on the following attractive characteristics:

•	currently low but growing credit and debit card utilization;

•	the absence of a dominant merchant acquirer or processor.

Infrastructure

Our focus on our existing infrastructure will center on attracting, developing and retaining talent to execute our strategy and migrate our systems to leading edge technology. We intend to continue systems integrations, primarily the consolidation of our front-end operating platforms and the migration/conversion of our back-end operating platforms.

We continue to make progress on our next generation technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing in the United States,

Asia-Pacific, the United Kingdom, and Canada and is intended to replace several legacy platforms that have higher cost structures. Aside from cost advantages, there are other benefits to this new platform, such as increased speed to market of new products, ease of scalability, enhanced reporting options, hardware environment flexibility and enhanced compliance with standards and regulations. In addition, the platform is designed as a potential integration platform for future acquisitions. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region and we have begun the process of supporting the United States.

Employees

As of May 31, 2010, we had 3,592 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction payment processing. We believe that our current and future operations depend substantially on retaining our key technical employees.

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission, or the SEC. You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor information section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing us using the address on the cover of this Form 10-K. You may also telephone our investor relations office directly at (770) 829-8234. We are not including the information on our website as a part of, or incorporating it by reference into, this report.

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

In order to provide our Visa and MasterCard transaction processing services, we must be registered as a merchant processor of MasterCard and Visa. These designations are dependent upon our being sponsored by member clearing banks of both organizations. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to establish our own wholly owned financial institution in such region that could serve as a sponsor, either of which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship (whether through a third party or through the establishment of our own wholly owned financial institution) we may no longer be able to provide processing services to the affected customers which would negatively impact our revenues and earnings.

In June 2010, Canadian Imperial Bank of Commerce, CIBC, provided us with notice that it would not renew our agreement with them, under which CIBC provides sponsorship for Visa in Canada, after the expiration of the initial ten year term. As a result, our Canadian Visa sponsorship will expire in March 2011. We are pursuing alternatives to CIBC’s sponsorship, including filing an application with the Canadian regulatory authorities for the formation of a wholly owned loan company in Canada which could serve as our financial institution sponsor and negotiating with other financial institutions. The failure to establish a wholly owned loan company that can serve as our Visa sponsor in Canada or to secure a new sponsorship relationship with another financial institution that would replace the arrangement that we currently have with CIBC would likely result in the loss of Visa merchant customers in Canada and lead to a material reduction in our revenues and earnings.

If we fail to comply with the applicable requirements of the card networks, they could seek to fine us, suspend us or terminate our registrations. If our merchants or ISOs incur fines or penalties that we cannot collect, we could end up bearing them.

In order to provide our transaction processing services, several of our subsidiaries are registered with Visa and MasterCard as service providers for member institutions and with other networks. As such, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by their boards, which may be influenced by banks that own their stock and, in the case of Discover by the card issuers, and some of those banks and issuers are our competitors with respect to these processing services. The termination of our registrations or our status as a service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, operating results and financial condition. If a merchant or an ISO fails to comply with the applicable requirements of the card associations and networks, it could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect such amounts from the applicable merchant or ISO, we could end up bearing such fines or penalties, resulting in lower earnings for us.

Security breaches could harm our reputation and adversely affect future earnings

We collect and store sensitive data about merchants, including names, addresses, social security numbers, drivers’ license numbers, and checking account numbers. In addition, we maintain a database of cardholder data relating to specific transactions, including bankcard numbers, in order to process the transactions and for fraud prevention. We process that data and deliver our products and services by utilizing computer systems and telecommunications networks operated both by us and by third party service providers. Although plans and procedures are in place to protect this sensitive data, we cannot be certain that our measures will be successful and will be sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential information or our intellectual property.

A security breach or other misuse of such data could harm our reputation and deter customers from using our products and services, increase our operating expenses in order to correct the breaches or failures, expose us to unbudgeted or uninsured liability, increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks, and adversely affect our continued card network registration and financial institution sponsorship.

Our systems and our third-party providers’ systems may fail which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of our computer network systems, software, data center and telecommunications networks, as well as the systems and services of third parties. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. Our property and business interruption insurance may not be applicable or adequate to compensate us for all losses or failures that may occur. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in loss of revenue, loss of merchants, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, and/or diversion of technical and other resources. We perform the vast majority of disaster recovery operations ourselves, though we utilize select third parties for some aspects of recovery. To the extent we outsource our disaster recovery, we are at risk of the vendor’s unresponsiveness in the event of breakdowns in our systems.

Utility and system interruptions could adversely affect our operations.

In order to process transactions promptly, our computer equipment and network servers must be functional on a 24-hour basis, which requires access to telecommunications facilities and the availability of electricity, which are susceptible to disruption. Any resulting disruptions in our processing services could cause us to incur substantial additional expense and the loss of customers, which could have an adverse affect on our operations and financial condition.

We may experience software defects, undetected errors, and development delays, which could damage customer relations, decrease our potential profitability and expose us to liability.

Our products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation, or exposure to liability claims.

In addition, we rely on technologies supplied by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition and results of operations.

Loss of key Independent Sales Organizations could reduce our revenue growth.

Our ISO sales channel, which purchases and resells our end-to-end services to its own portfolio of merchant customers, is a strong contributor to our revenue growth in our North America merchant services segment. If an ISO switches to another transaction processor, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the ISO, and we risk losing existing merchants that were originally enrolled by the ISO, all of which could negatively affect our revenues and earnings.

Risks associated with operations outside the United States could adversely affect our business, financial position and results of operations.

We have a number of foreign subsidiaries whose functional currency is their local currency. We are subject to the risk that currency exchange rates between these regions and the United States will fluctuate, potentially resulting in a loss of some of our revenue and earnings when such amounts are exchanged into United States dollars. Volatility in currency exchange rates has affected and may continue to affect our financial results. For example, for fiscal year 2010, currency exchange rate fluctuations increased our revenues by $16.5 million and our earnings by $0.10 per diluted share. We do not use forward contracts or other derivative instruments to mitigate the risks associated with currency exchange risk.

In addition, in certain of the jurisdictions in which we operate, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our foreign currency into United States dollars or limit our ability to freely move currency in or out of particular jurisdictions. The occurrence of any of these factors could decrease the value of revenues we receive from our international operations and have a material adverse impact on our business.

Some of our competitors are larger and have greater financial and operational resources than we do, which may give them an advantage in our market with respect to the pricing of our products and services offered to our customers, our ability to develop new technologies, and our ability to complete acquisitions.

We operate in the electronic payments market, which is highly competitive. Our primary competitors in these markets include other independent processors, as well as financial institutions, independent sales organizations, and, potentially, card networks. Many of our competitors are companies who are larger than we are and have greater financial and operational resources than we have. In addition, our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks. These factors may allow them to offer better pricing terms to customers, which could result in a loss of our potential or current customers or could force us to lower our prices as well. Either of these actions could have a significant effect on our revenues and earnings.

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

We are subject to the business cycles and credit risk of our merchant customers and our independent sales organizations.

The current recessionary economic environment could affect our merchants through a higher rate of bankruptcy filings, resulting in lower revenues and earnings for us. Our merchants are liable for any charges properly reversed by the card issuer on behalf of the cardholder. Our merchants and ISOs are also liable for any fines, or penalties, that may be assessed by any card networks. In the event, however, that we are not able to collect such amounts from the merchants or ISOs, due to merchant fraud, breach of contract, insolvency, bankruptcy or any other reason, we may be liable for any such charges, resulting in lower earnings for us.

Risks associated with reduced levels of consumer spending could adversely affect our revenues and earnings.

Significant portions of our revenue and earnings are derived from fees from processing consumer credit card and debit card transactions. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A general reduction in consumer spending in the United States or any other country where we do business could adversely affect our revenues and earnings. For example, in fiscal year 2010 compared to the prior year, our United States direct credit card average dollar value of transaction, or average ticket, decreased by approximately 8%. We believe this decline, while partially due to a shift toward smaller merchants added through our ISOs, was in part driven by lower consumer spending as a result of a weakened economy. A further weakening in the economy could also force retailers to close resulting in exposure to potential credit losses and future transaction declines. Additionally, credit card issuers have been reducing credit limits, closing accounts, and are more selective with respect to whom they issue credit cards.

We incur chargeback liability when our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers. We cannot accurately anticipate these liabilities, which may adversely affect our results of operations and financial condition.

In the event a billing dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants may adversely affect our financial condition and results of operations.

Fraud by merchants or others could have an adverse effect on our operating results and financial condition.

We have potential liability for fraudulent bankcard transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot assure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Increases in chargebacks or other liability could have an adverse effect on our operating results and financial condition.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually update our products and services, a process which could result in increased research and development costs in excess of historical levels and the loss of revenues, earnings and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

The electronic payments market in which we compete is subject to rapid and significant technological changes. These markets are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of research and development projects including the development of a new front-end platform for electronic payments processing. These projects carry the risks associated with any research and development effort, including cost overruns, delays in delivery and performance problems. In the electronic payments markets these risks are even more acute. Our markets are constantly experiencing rapid technological change. Any delay in the delivery of new products or services or the failure to differentiate our products and services could render them less desirable to our customers, or possibly even obsolete. In addition, the products and services we deliver to the electronic payments markets are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver an effective and secure product or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. As a result of these factors, our research and development efforts could result in increased costs that could reduce our earnings in addition to a loss of revenue and earnings if promised new products are not timely delivered to our customers or do not perform as anticipated. We also rely in part on third parties, including some of our competitors and potential competitors, for the development and access to new technologies. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards.

In order for us to continue to grow and increase our profitability, we must continue to expand our share of the existing electronic payments markets and also expand into new markets.

Our future growth and profitability depend upon our continued expansion within the markets in which we currently operate, the further expansion of these markets, the emergence of other markets for electronic transaction payment processing, and our ability to penetrate these markets. As part of our strategy to achieve this expansion, we are continually looking for acquisition opportunities, investments and alliance relationships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition, investment and alliance candidates in the future, and if we do, they may not provide us with the benefits we anticipated. Once completed, investments and alliances may not realize the value that we expect.

Our expansion into new markets is also dependent upon our ability to apply our existing technology or to develop new applications to meet the particular service needs of each new market. We may not have adequate financial or technological resources to develop effective and secure products and distribution channels that will satisfy the demands of these new markets. If we fail to expand into new and existing electronic payments markets, we may not be able to continue to grow our revenues and earnings.

Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable impact to our financial results.

We are subject to regulations that affect the electronic payments industry in the countries in which we operate. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines which could have an adverse effect on our financial condition. For example, we are subject to (1) the card network rules of Visa, MasterCard, and other card networks, Interac, and of various debit networks, (2) applicable privacy and information security regulations in the regions where we operate and of the card networks, (3) the Payment Services Directive in Europe, (3) The Code of Conduct for the Credit and Debit Card Industry in Canada (issued by Canada’s Department of Finance) (4) Housing Assistance Tax Act of 2008, which requires information returns to be made for each calendar year by merchant acquiring entities starting in 2011, to name a few. We are also subject to examination by the FFEIC (as a result of our provision of data processing services to financial institutions).

Interchange fees (which are typically paid by the acquirer to the issuer in connection with transactions) are subject to increasingly intense legal, regulatory, and legislative scrutiny worldwide. For instance, in the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act has recently been signed into law to regulate the fees charged or received by issuers for processing debit transactions. Regulatory actions such as these, even if not directed at us, may require significant efforts to change our systems and products and may require changes to how we price our services to customers. We cannot predict the impact of any of these changes on our operations and financial condition.

Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on our business. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.

Increases in credit card network fees may result in the loss of customers or a reduction in our earnings.

From time to time, the card networks, including Visa and MasterCard, increase the fees (interchange and assessment fees) that they charge processors such as us. We could attempt to pass these increases along to our merchant customers, but this strategy might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along such increased fees to our merchant customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

The integration and conversion of our acquired operations, or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies of operating both businesses as one are not achieved, a loss of strategic opportunities if management is distracted by the integration process, and a loss of customers if our service levels drop during or following the integration process.

The acquisition, integration, and conversion of businesses involves a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration and conversion (managing the complex process of integrating the acquired company’s people, products, technology, and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions often involve additional or increased risks including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of those new markets; and general economic and political conditions.

If the integration and conversion process does not proceed smoothly, the following factors, amongst others, could reduce our revenues and earnings, increase our operating costs, and result in a loss of projected synergies:

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

There may be a decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general.

If consumers do not continue to use credit cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards which is adverse to us, it could have a material adverse effect on our financial position and results of operations. We believe future growth in the use of credit cards will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use credit cards. Moreover, if there is an adverse development in the credit card industry in general, such as new legislation or regulation that makes it more difficult for our customers to do business, our financial position and results of operations may be adversely affected.

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

We are dependent upon the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing transaction processing industry, and the selected markets in which we offer our services. It is possible that the loss of the services of one or a combination of our key personnel, would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage, and retain additional qualified management and technical personnel as we grow. We cannot guarantee that we will continue to attract or retain such personnel.

Our financial results may be adversely affected if we have to impair our intangible assets or goodwill.

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 38% and 53% of the total assets on our balance sheet as of May 31, 2010 and May 31, 2009, respectively. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. For example, during fiscal year 2009 we recorded a pre-tax charge of $147.7 million for the impairment of goodwill and intangible assets of our money transfer business, which we sold during fiscal year 2010. Additional impairment charges could adversely affect our financial condition and results of operations.

Unfavorable resolution of tax contingencies or changes to enacted tax rates could adversely affect our tax expense.

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

We record deferred income taxes to reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. Deferred income taxes are determined using enacted tax rates. Changes in enacted tax rates may negatively impact our results of operations. For example, we have net deferred tax assets associated with our UK business of $87.5 million. The measurement of such deferred tax assets is based, in part, on the current enacted corporate tax in the UK of 28%. The 2010 UK budget announced June 22, 2010 includes a reduction in the corporate tax rate from 28% to 24% over the course of four financial years from April 2011. Upon enactment of these tax rates, which is expected during the first half of our fiscal year 2011, we estimate that we will record a reduction of our UK deferred tax asset and a corresponding increase to our deferred income tax provision of approximately $9 million.

We may become subject to additional United States, state or foreign taxes that cannot be passed through to our merchant services customers, in which case our earnings could be adversely affected.

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

We have structured our business in accordance with existing tax laws and interpretations of such laws which have been confirmed through either tax rulings or opinions obtained in various jurisdictions including those related to value added taxes in Europe. Changes in tax laws or their interpretations could decrease the value of revenues we receive, the amount of our cash flow, and have a material adverse impact on our business.

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

We may not be able to or we may decide not to pay dividends at a level anticipated by shareholders on our common stock, which could reduce shareholder returns.

The payment of dividends on our common stock in the future is at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholder’s equity, cash position, and financial condition. No assurance can be given that we will be able to or will choose to pay any dividends in the foreseeable future.

We conduct a portion of our business in various Eastern European and Asia-Pacific countries, and the Russian Federation, where the risk of continued political, economic and regulatory change that could impact our operating results is greater than in the United States.

We expect to continue to expand our operations into various countries in Eastern Europe, and the Asia-Pacific region. Some of these countries, and other foreign countries in which we operate, have undergone significant political, economic and social change in recent years, and the risk of new, unforeseen changes in these countries remains greater than in the United States. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The following summarizes the type of facilities we use to operate our business as of May 31, 2010:

Type of Facility	Leased	Owned
Facilities in the United States:
Multi-Purpose (Operations, Sales, Administrative)	4	—
Operations/Customer Support	2	—
Sales and retail branches	2	—

	8	—

International Facilities:
Multi-Purpose (Operations, Sales, Administrative)	3	3
Operations/Customer Support	12	—
Sales and retail branches	16	—

	31

Total	39	3

Our principal facilities in the United States are located in Atlanta, Georgia and Owings Mills, Maryland. Our principal international facilities are located in Toronto, Canada; Prague, Czech Republic; Leicester, England; London, England; the Hong Kong Special Administrative Region; and Moscow, Russian Federation.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during our fourth quarter ended May 31, 2010.

PART II

ITEM 5—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol “GPN.” The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2010 and 2009. We expect to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2010:
First Quarter	$44.09	$35.59	$0.02
Second Quarter	54.34	41.96	0.02
Third Quarter	54.52	42.50	0.02
Fourth Quarter	48.96	40.18	0.02

Fiscal 2009:
First Quarter	$49.87	$41.51	$0.02
Second Quarter	49.39	29.67	0.02
Third Quarter	36.68	30.08	0.02
Fourth Quarter	35.96	27.48	0.02

The number of shareholders of record of our common stock as of July 26, 2010 was 2,476.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Sale of Unregistered Securities

We have not issued any unregistered securities during our fiscal year ended May 31, 2010.

Stock Performance Graph

The following line-graph presentation compares our cumulative shareholder returns with the Standard & Poor’s Information Technology Index and the Standard & Poor’s 500 Stock Index for the past five years. The line graph assumes the investment of $100 in our common stock, the Standard & Poor’s Information Technology Index, and the Standard & Poor’s 500 Stock Index on May 31, 2005 and assumes reinvestment of all dividends.

	Global Payments	S&P 500	S&P Information Technology
May 31, 2005	$100.00	$100.00	$100.00
May 31, 2006	134.68	108.64	100.73
May 31, 2007	116.00	133.40	123.93
May 31, 2008	137.07	124.47	127.10
May 31, 2009	104.61	83.93	90.54
May 31, 2010	122.95	101.54	116.32

Issuer Purchases of Equity Securities

On April 23, 2010, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100.0 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, as of May 31, 2010, we have repurchased 2,382,890 shares of our common stock at a cost of $100.0 million, or an average of $41.97 per share, including commissions. Repurchased shares are held as treasury stock.

The shares repurchased in the fourth quarter of fiscal 2010, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
March 1, 2010 – March 31, 2010	—	$—	—	—
April 1, 2010 – April 30, 2010	—	—	—	—
May 1, 2010 – May 31, 2010	2,382,890	$41.97	2,382,890	—

Total	2,382,890	$41.97	2,382,890	—

In addition, we have $13 million remaining under the authorization from our original share repurchase program initiated during fiscal 2007. Repurchased shares were retired and are available for future issuance. We did not repurchase shares under this plan in fiscal 2010. This authorization has no expiration date and may be suspended or terminated at any time.

ITEM 6—	SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” included elsewhere in this annual report. As a result of our disposition of the money transfer business, this segment has been accounted for as a discontinued operation. Amounts related to our discontinued operations in our statements of income for fiscal years 2009, 2008, 2007 and 2006 have been reclassified to conform to the presentation in the current fiscal year. The income statement data for fiscal years ended May 31, 2010, 2009, and 2008 are derived from the audited consolidated financial statements included elsewhere in this annual report. The balance sheet data as of May 31, 2010 and 2009 were derived from the audited consolidated financial statements included elsewhere in this annual report. The income statement data for fiscal years 2007 and 2006 and the balance sheet data as of May 31, 2008 and 2007 were derived from consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2008. The balance sheet data as of May 31, 2006 was derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2007

	Year Ended May 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Income statement data:
Revenue	$1,642,468	$1,462,306	$1,130,608	$929,142	$788,040
Operating income (1)	323,279	292,546	237,723	203,613	182,347
Income from continuing operations (1)	223,010	207,017	161,198	142,735	122,972
Net income attributable to Global Payments (1)(2)	203,317	37,217	162,754	142,985	125,524

Per share data:
Basic earnings per share	$2.51	$0.46	$2.04	$1.78	$1.59
Diluted earnings per share	2.48	0.46	2.01	1.75	1.53
Dividends per share	0.08	0.08	0.08	0.08	0.08

Balance sheet data (at year end):
Total assets	$2,039,326	$1,676,821	$1,445,907	$1,200,629	$1,018,678
Borrowings under lines of credit	79,187	10,174	1,527	—	—
Notes payable	421,134	197,003	—	—	—
Total equity (3)	871,517	678,243	1,054,152	918,811	757,227

(1)	Includes impairment, restructuring and other charges of $2,583, $1,317, $3,088, and $1,878 in fiscal 2010, 2008, 2007, and 2006, respectively.
(2)	Also includes a pre-tax impairment charge of $147,664 in fiscal 2009 related to our money transfer business that has been reclassified to discontinued operations.
(3)	Includes the impact of the retrospective adoption of new accounting guidance concerning noncontrolling interests. See Note 1 of the notes to consolidated financial statements for a more detailed discussion of new accounting pronouncements.

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are a leading provider of electronic payments transaction processing services for consumers, merchants, Independent Sales Organizations (ISOs), financial institutions, government agencies and multi-national corporations located throughout the United States, Canada, the United Kingdom, the Asia-Pacific region, the Czech Republic and the Russian Federation. We serve as an intermediary to facilitate payments transactions and operate in two business segments, North America Merchant Services and International Merchant Services. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in business since 1967.

Our North America Merchant Services and International Merchant Services segments target customers in many vertical industries including financial institutions, gaming, government, health care, professional services, restaurants, retail, universities, nonprofit organizations and utilities.

Our offerings provide merchants, ISOs and financial institutions with credit and debit card transaction processing and check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct,” features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect,” provides similar basic products and services to financial institutions and a limited number of ISOs on an unbundled basis, who in turn resell our products and services to clients. Both our North America and International merchant services segments utilize a combination of the direct and indirect models.

Direct merchant services revenue is generated on services generally priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction or per service rendered. In both merchant services models, we also charge other fees unrelated to the number of transactions or the transaction value.

Our products and services are marketed through a variety of sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions. We seek to leverage the rapid adoption of, and transition to, card based payments by expanding market share in our existing markets through our distribution channels or through acquisitions in North America, the Asia-Pacific region and Europe, and investing in and leveraging technology and people, thereby maximizing shareholder value. We also seek to enter new markets through acquisitions in the Asia-Pacific region, Europe, and South America.

Executive Overview

On May 26, 2010, we completed the disposition of our DolEx and Europhil-branded money transfer businesses to an affiliate of Palladium Equity Partners, LLC for $85.0 million. We recognized an estimated pre-tax loss on disposal of $24.6 million. We also recognized $15.7 million of tax benefits associated with the disposition. As a result of our decision to dispose of the money transfer businesses, this segment has been accounted for as a discontinued operation. Amounts related to our discontinued operations in our prior fiscal years statements of income have been reclassified to conform with the presentation in the current fiscal year. Please see Note 3—Discontinued Operations in the notes to the consolidated financial statements for further information.

On September 28, 2009, we completed the acquisition of Auctionpay, Inc., a provider of fully integrated payment processing and software solutions for fundraising activities. We paid a total of $22.0 million in cash to acquire Auctionpay, Inc. The purpose of this acquisition was to expand our direct acquiring business into a vertical market that, to date, is still heavily dependent on cash and check as the primary means of payment. Auctionpay, Inc. is currently known as Greater Giving.

On June 12, 2009, we completed the purchase of the remaining 49% of HSBC Merchant Services LLP from HSBC Bank plc. Total consideration for such remaining interest was $307.7 million in cash. We used the existing lines of credit to complete the transaction. We acquired our initial majority ownership interest in the LLP on June 30, 2008.

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

Revenues increased $180.2 million during fiscal 2010 compared to the prior year. Macroeconomic conditions have caused our average dollar per transaction (average ticket) amounts to decline across our geographic regions compared to the prior year. However, we continue to grow revenue in most of our direct merchant acquiring markets around the world. Our North America merchant services segment reported growth primarily driven by our direct ISO channel which continues to drive expanding market share in the United States as evidenced by our 18% transaction growth compared to the prior year. While our revenues in Canada were affected positively by favorable foreign currency trends, our Canadian business continues to be affected by challenging macroeconomic conditions resulting in reduced spreads due to market-driven pricing pressure as compared to the prior year. Revenues increased 19% in our International merchant services segment compared to the prior year. This growth reflects the impact of our April 30, 2009 acquisition of UCS in the Russian Federation, favorable currency trends in the United Kingdom and business performance in the United Kingdom and in the Asia-Pacific region.

For the fiscal year 2010 currency exchange rate fluctuations increased our revenues by $16.5 million and our earnings by $0.10 per diluted share. To calculate this impact, we converted our fiscal 2010 actual revenues and expenses from continuing operations at fiscal 2009 currency exchange rates. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

Results of Operations

Fiscal Year Ended May 31, 2010 Compared to Fiscal Year Ended May 31, 2009

The following table shows key selected financial data for the fiscal years ended May 31, 2010 and 2009, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2009.

	2010	% of Revenue (1)	2009	% of Revenue (1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$902,844	55%	$805,557	55%	$97,287	12%
Canada	317,272	19	301,294	21	15,978	5

North America merchant services	1,220,116	74	1,106,851	76	113,265	10

Europe	315,023	19	265,121	18	49,902	19
Asia-Pacific	107,329	7	90,334	6	16,995	19

International merchant services	422,352	26	355,455	24	66,897	19

Total revenues	$1,642,468	100%	$1,462,306	100%	$180,162	12%

Consolidated operating expenses:
Cost of service	$584,609	35.6%	$504,855	34.5%	$79,754	16%
Sales, general and administrative	734,580	44.7	664,905	45.5	69,675	10

Operating income	$323,279	19.7%	$292,546	20.0%	$30,733	10%

Operating income for segments:
North America merchant services	$275,386		$272,972		$2,414	1%
International merchant services	113,699		82,763		30,936	37
Corporate	(65,806)		(63,189)		(2,617)	(4)

Operating income	$323,279		$292,546		$30,733	10%

Operating margin for segments:
North America merchant services	22.6%		24.7%		(2.1)%
International merchant services	26.9%		23.3%		3.6%

(1)	Percentage amounts may not sum to the total due to rounding.

Revenues

We derive our revenues from three primary sources: charges based on volumes and fees for services, charges based on transaction quantity and equipment sales, leases and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions. In fiscal 2010, revenues increased 12% to $1,642.5 million compared to the prior year.

North America Merchant Services Segment

In fiscal 2010, revenue from our North America merchant services segment increased 10% to $1,220.1 million compared to the prior year.

We have grown our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For fiscal 2010, our United States direct credit and debit card processed transactions grew 18%, and our total United States revenue grew 12% compared to the prior year. In fiscal 2010 compared to the prior year, our United States direct credit and debit card average dollar value of transaction, or average ticket, decreased approximately 8%. We believe this decline is due to a combination of lower consumer spending as a result of a weakened economy, the industry shift of increasing debit transactions and a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants. The effect of consumers replacing cash-based payments with debit card transactions and the increasing acceptance of credit cards for small dollar transactions also lowers our overall average ticket amounts. Based on our mix of merchants, approximately 60% of our United States transactions are comprised of a combination of signature- and PIN-based debit transactions, with PIN-based debit transactions representing less than 10% of our total transactions. Aside from the impact of changes in our average ticket, the remaining differences between our transaction growth and revenue growth are due to our service fees, equipment fees, check-related services and our domestic indirect revenue. Revenue from these services grew at a lesser rate than our credit and debit card transaction growth.

For fiscal 2010, our Canadian revenue increased 5% compared to the prior year. This growth was due to favorable foreign currency trends, offset by challenging macroeconomic conditions which resulted in reduced spreads due to market-driven pricing pressure as compared to the prior year.

International Merchant Services Segment

For fiscal 2010, International merchant services revenue increased 19% to $422.4 million compared to the prior year. Our Europe merchant services revenue for fiscal 2010 increased 19% to $315.0 million compared to the prior year. This growth was primarily due to our April 30, 2009 acquisition of UCS in the Russian Federation, in addition to solid business performance in the United Kingdom.

Asia-Pacific merchant services revenue for fiscal 2010 increased 19% to $107.3 million compared to the prior year period. The growth was primarily due to business performance in the Asia Pacific region driven in part by the increasing penetration of dynamic currency conversion products in the region. The growth for the fiscal 2010 also reflects our acquisition of Global Payments Asia-Pacific Philippines Incorporated on September 4, 2008.

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

Cost of service increased 16% to $584.6 million for fiscal 2010 compared to the prior year’s comparable period. As a percentage of revenue, cost of service increased to 35.6% of revenue for the fiscal 2010 from 34.5% for the prior year. The growth in cost of service expenses was due to our UCS acquisition, increases in variable processing expenses such as card network assessments and fees associated with our revenue growth and the impact of our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP.

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

Sales, general and administrative expenses increased 10% to $734.6 million for fiscal 2010 compared to the prior year’s comparable period. As a percentage of revenue, these expenses decreased to 44.7% for fiscal 2010 compared to 45.5% in the prior year’s comparable period.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment increased 1% to $275.4 million for fiscal 2010 compared to the prior year’s comparable period. The operating margin was 22.6% and 24.7% for the fiscal years ended, 2010 and 2009, respectively. Growth in the United States ISO channel reduced margins for fiscal 2010. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs.

International Merchant Services Segment

Operating income in the International merchant services segment increased 37% to $113.7 million for fiscal 2010 compared to the prior year’s comparable period. The operating margin was 26.9% and 23.3% for the fiscal years ended, 2010 and 2009, respectively. The increase in operating margin is due to the acquisition of HSBC Merchant Services LLP and the higher operating margins in the United Kingdom and expanding margins in the Asia-Pacific region.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Our corporate costs increased 4% to $65.8 million for fiscal 2010 compared to the prior year’s comparable period.

Consolidated Operating Income

During fiscal 2010, our consolidated operating income increased $30.7 million to $323.3 million compared to the prior year’s comparable period. This increase was primarily due to the impact of growth in our International merchant services segment.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other expense, net increased to $12.9 million for fiscal 2010 compared to $0.3 million in the prior year’s comparable period. This increase in other expense, net was primarily due to higher debt balances and, to a lesser extent, lower interest income. Interest rates decreased during fiscal 2010 when compared to the prior year. This decline in interest rates partially offset the impact of increased debt balances on interest expense and contributed to lower interest income.

Provision for Income Taxes

Our effective tax rates were 29.6% and 33.0% for fiscal years, 2010 and 2009, respectively. The reductions of our effective tax rates are due to domestic and international tax planning initiatives and the increasing amount of income being generated in lower tax jurisdictions due to international expansion.

We have net deferred tax assets associated with our UK business of $87.5 million. The measurement of such deferred tax assets is based, in part, on the current enacted corporate tax in the UK of 28%. The 2010 UK budget announced June 22, 2010 includes a reduction in the corporate tax rate from 28% to 24% over the course of four financial years from April 2011. Upon enactment of these tax rates, which is expected during the first half of our fiscal year 2011, we estimate that we will record a reduction of our UK deferred tax asset and a corresponding increase to our deferred income tax provision of approximately $9 million.

Loss from Discontinued Operations, Net of Tax

During fiscal 2010, we reported a net loss from discontinued operations of $3.9 million ($0.04 diluted loss per share) compared to a net loss of $132.8 million ($1.64 diluted loss per share) in the prior year. The prior year results reflect our pre-tax impairment charge of $147.7 million in our money transfer business during the three months ended February 28, 2009. During fiscal 2010, loss from discontinued operations, net of tax includes an estimated pre-tax loss on disposal of $24.6 million and an income tax benefit associated with the disposal of $15.7 million.

Net Income Attributable to Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax decreased to $15.8 million from $37.0 million for the fiscal years 2010 and 2009, respectively. The decrease was due to our June 2009 acquisition of the remaining 49% of HSBC Merchant Services LLP.

Net Income Attributable to Global Payments and Diluted Earnings Per Share

During fiscal 2010 we reported net income of $203.3 million ($2.48 diluted earnings per share).

New Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17). ASU 2009-17 amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity. A company must also assess whether it has the power to direct the activities of the variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. ASU 2009-17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures. ASU 2009-17 is effective for our fiscal year beginning June 1, 2010 and is not expected to have an impact on our consolidated financial statements.

On June 1, 2009 we adopted FASB guidance that establishes principles and requirements for how we recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest acquired in a business combination. In addition, this guidance establishes principles and requirements for how we recognize and measure the goodwill acquired in the business combination or gain from a bargain purchase, and how we determine what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination.

On June 1, 2009, we adopted FASB guidance that applies to the accounting for noncontrolling interests (formerly referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. With the adoption of this guidance, noncontrolling interests that are not redeemable were reclassified from the “mezzanine” section of the consolidated balance sheet to permanent equity but separate from Global Payments shareholders’ equity. Income or loss associated with noncontrolling interests is required to be presented separately, net of tax, below net income including noncontrolling interests on the consolidated statement of income. The presentation and disclosure requirements of the guidance have been applied retrospectively.

We have a noncontrolling interest that includes redemption provisions that are not solely within our control, commonly referred to as a redeemable noncontrolling interest. This redeemable noncontrolling interest remains in the mezzanine section of the consolidated balance sheet. The guidance allows for a choice of either accreting redeemable noncontrolling interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. We have elected to recognize the changes in the redemption value immediately. The presentation and disclosure requirements of the guidance have been applied retrospectively. The retrospective adoption of the guidance resulted in recording the maximum redemption amount of our redeemable noncontrolling interests with a corresponding decrease in retained earnings for all periods presented. Please see Note 12—Noncontrolling Interests in the notes to consolidated financial statements for further information.

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

In June 2009, the FASB issued a statement which establishes the FASB Accounting Standards Codification (“ASC”). The ASC establishes two levels of GAAP—authoritative and non-authoritative. The ASC is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, we adopted the ASC in the second quarter of fiscal 2010. The adoption of the ASC did not impact our consolidated financial statements.

Fiscal Year Ended May 31, 2009 Compared to Fiscal Year Ended May 31, 2008

The following table shows key selected financial data for the fiscal years ended May 31, 2009 and 2008, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2008.

	2009	% of Revenue (1)	2008	% of Revenue (1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$805,557	55%	$731,214	65%	$74,343	10%
Canada	301,294	21	267,249	24	34,045	13

North America merchant services	1,106,851	76	998,463	88	108,388	11

Europe	265,121	18	59,778	5	205,343	344
Asia-Pacific	90,334	6	72,367	6	17,967	25

International merchant services	355,455	24	132,145	12	223,310	169

Total revenues	$1,462,306	100%	$1,130,608	100%	$331,698	29%

Consolidated operating expenses:
Cost of service	$504,855	34.5%	$375,817	33.2%	$129,038	34%
Sales, general and administrative	664,905	45.5	515,751	45.6	149,154	29
Impairment, restructuring and other	—	—	1,317	0.1	(1,317)	NM

Operating income	$292,546	20.0%	$237,723	21.0%	$54,823	23%

Operating income for segments:
North America merchant services	$272,972		$275,355		$(2,383)	(1)%
International merchant services	82,763		17,674		65,089	368
Corporate	(63,189)		(53,989)		(9,200)	(17)
Impairment, restructuring and other	—		(1,317)		1,317	NM

Operating income	$292,546		$237,723		$54,823	23%

Operating margin for segments:
North America merchant services	24.7%		27.6%		(2.9)%
International merchant services	23.3%		13.4%		9.9%

(1)	Percentage amounts may not sum to the total due to rounding.

NM—Not Meaningful

Revenues

In fiscal 2009, revenues increased 29% to $1,462.3 million compared to the prior year. We attribute this revenue growth primarily to our acquisition of 51% of HSBC Merchant Services LLP in our International merchant services segment and to growth in our North America merchant services segment. This growth was partially offset by fluctuations in foreign currency exchange rates. For fiscal 2009, currency exchange rate fluctuations reduced our revenues by $86.9 million.

North America Merchant Services Segment

In fiscal 2009, revenue from our North America merchant services segment increased 11% to $1,106.9 million compared to the prior year. We have continued to grow our United States channel by adding small and mid-market merchants in diversified vertical markets, primarily through our ISOs. For fiscal 2009, our United States direct credit and debit card processed transactions grew 17% and our total United States revenue grew

10% compared to the prior year. In fiscal 2009 compared to the prior year, our United States direct credit and debit card average dollar value of transaction, or average ticket, decreased in the high single-digit percentage range. We believe this decline was due to a combination of lower consumer spending as a result of a weakened economy, the industry shift to increasing debit transactions. as well as the shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants. The effect of consumers replacing cash-based payments with debit card transactions also lowers our overall United States average ticket amounts. Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit transactions. Aside from the impact of changes in our average ticket, the remaining difference between our transaction growth and revenue growth is due to our service fees, equipment fees, check-related services, and our domestic indirect revenue. Revenue from these services grew at a lower rate than our United States direct credit and debit card transaction growth.

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

Consolidated Operating Expenses

Cost of service increased 34% to $504.9 million for fiscal 2009 compared to the prior year. The growth in cost of service expenses is primarily due to the acquisition of 51% of HSBC Merchant Services LLP and increases in variable processing expenses, such as card network assessments and fees, associated with our revenue growth.

Sales, general and administrative expenses increased 29% to $664.9 million in fiscal 2009 compared to the prior year. As a percentage of revenue, these expenses increased to 45.5% for fiscal 2009 compared to 45.6% in the prior year. The increase in sales, general and administrative expenses is due to growth in commission payments to ISOs resulting from the increased revenue in this sales channel and the acquisition of 51% of HSBC Merchant Services LLP. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. In addition, during fiscal 2008 we recorded a favorable impact from a non-recurring, non-cash operating tax item of $7.0 million.

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

Consolidated Operating Income

Consolidated operating income increased 23% to $292.5 million for fiscal 2009 compared to the prior year. This change resulted in an operating margin of 20.0% for fiscal 2009 compared to 21.0% in the prior year. This decrease was primarily due to the unfavorable impact of foreign currency exchange rates somewhat offset by the favorable impact of the HSBC UK acquisition.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other income, net decreased $9.3 million for fiscal 2009 compared to the prior year. This decrease was largely due to lower investment balances and rates of return. Interest rates decreased during fiscal year 2009 when compared to the prior year. This decline in interest rates resulted in lower interest income but also resulted in a decline in interest expense on increased debt balances.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interest, were 33.0% and 35.6% for fiscal 2009 and fiscal 2008, respectively.

(Loss) income from Discontinued Operations, Net of Tax

During the fiscal 2009, we reported a net loss from discontinued operations of $132.8 million ($1.64 diluted loss per share) compared to a net income of $9.6 million ($0.12 diluted earnings per share) in the prior year. Fiscal 2009 results reflect our pre-tax impairment charge of $147.7 million in our money transfer business.

The downturn in the United States construction market, immigrant labor trends, and overall decrease in economic growth in the United States and Spain contributed to decreased projected future cash flows for our United States and Europe money transfer business. This decrease in projected cash flows resulted in the carrying amounts of these reporting units being greater than the fair values; therefore, goodwill was deemed impaired. Our DolEx trademark in our United States money transfer business was also deemed to be impaired. In addition, we reviewed the long-lived assets of these reporting units for impairment pursuant to the FASB guidance and recorded an impairment charge for certain of our long-lived assets.

The following details the impairment charge resulting from our review (in thousands):

Year Ended May 31, 2009
Goodwill	$136,800
Trademark	10,000
Other long-lived assets	864

Total	$147,664

Net Income Attributable to Noncontrolling Interests, Net of Tax

Noncontrolling interest, net of tax increased $28.9 million from $8.1 million fiscal 2008. The increase was primarily related to our acquisition of a 51% majority interest in HSBC Merchant Services, LLP on June 30, 2008.

Net Income Attributable to Global Payments and Diluted Earnings Per Share

During fiscal 2009 we reported net income of $37.2 million ($0.46 diluted earnings per share).

Liquidity and Capital Resources

A significant portion of our liquidity comes from operating cash flows, which are generally sufficient to fund operations, planned capital expenditures, debt service and various strategic investments in our business. Cash flow from operations is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, and to pay off debt and repurchase our shares at the discretion of our Board of Directors. Accumulated cash balances are invested in high-quality and marketable short term instruments.

Our capital plan objectives are to support the Company’s operational needs and strategic plan for long term growth while maintaining a low cost of capital. Lines of credit are used in certain of our markets to fund settlement and as a source of working capital and, along with other bank financing, to fund acquisitions. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise.

At May 31, 2010, we had cash and cash equivalents totaling $769.9 million. Of this amount, we consider $268.1 million to be available cash, which generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent surplus funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At May 31, 2010, our cash and cash equivalents included $199.4 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Net cash provided by operating activities increased $82.8 million to $465.8 million for fiscal 2010 from the prior year. Income from continuing operations increased $16.0 million and we had cash provided by changes in working capital of $60.2 million.

The working capital change was primarily due to the change in net settlement processing assets and obligations of $80.3 million and the change in accounts receivable of $13.4 million, partially offset by the change in prepaid expenses and other assets of $18.1 million. The change in net settlement processing assets and obligations is primarily due to timing differences, processed volume changes, exchange rate fluctuations and the reclassification of our Hong Kong settlement funding obligations as further described in Long-Term Debt and Credit Facilities below. The change in accounts receivable is primarily due the impact of our June 30, 2008 acquisition of 51% of HSBC Merchant Services LLP and increased revenues in the United States. The change in prepaid expenses and other assets is primarily due to prepaid income taxes.

Net cash used in investing activities decreased $534.1 million to $25.2 million for fiscal 2010 from the prior year., During fiscal year 2009 we invested $438.6 million in a partnership with HSBC UK and acquired UCS and GPAP Phillipines for $75 million and $10.8 million, respectively. During fiscal year 2010 we had $29.5 million of cash investments in Auctionpay and other asset purchases. We also received net proceeds from the disposition of our money transfer business of $60.2 million (sales proceeds of $85.0 million less $24.8 million remaining in the business at closing) during fiscal year 2010. Capital expenditures increased to $56.1 million in fiscal 2010 from $40.9 million in fiscal 2009. These expenditures primarily relate to software and infrastructure.

In fiscal 2010, we used $95.8 million in cash for financing activities. We used proceeds from our $300.0 million term loan to finance our $307.7 million acquisition of the remaining 49% interests in HSBC Merchant Services LLP which is reflected as a financing cash outflow because it has been recorded as an equity transaction, and therefore, as a reduction of redeemable noncontrolling interest. We also repaid $75.2 million in scheduled principal payment on notes payable and generated $69.0 million of cash from net borrowings on lines of credit. The fiscal 2010 net borrowings on lines of credit include the new facility with HSBC Hong Kong discussed above. Additionally, in fiscal 2010, we repurchased 2,382,890 shares of our common stock at a cost of $100.0 million. As of May 31, 2010, we paid $98.1 million in cash for such shares with the remaining $1.9 million paid in June 2010, and recorded in accounts payable and accrued liabilities. In fiscal 2009, we generated $161.5 million cash provided by financing activities due to proceeds from our $200 million term loan agreement. See Long-Term Debt and Credit Facilities below for a more detailed discussion of our borrowing activities.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. During fiscal year 2011 we expect capital expenditures to approximate $85 million. We anticipate spending approximately $55 million in ongoing capital expenditures primarily for our global terminal replacement program and infrastructure investments, $12 million in start-up expenses related to a new Global Service Center in Manila, Philippines which will support customer and operational functions and $17 million for a new data center.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	May 31, 2010	May 31, 2009
	(in thousands)
Lines of credit:
U.S. Credit Facility	$—	$—
China Credit Facility	—	—
Canada Credit Facility	—	—
National Bank of Canada Credit Facility	—	1,534
Macau Credit Facility	1,454	1,333
Sri Lanka Credit Facility	2,382	1,355
Philippines Credit Facility	9,064	5,244
Maldives Credit Facility	2,501	708
Hong Kong Credit Facility	63,786	—

Total credit facilities	79,187	10,174
Notes Payable	10,064	12,003
Term loans	411,070	185,000

Total debt	$500,321	$207,177

Current portion	227,356	39,567
Long-term debt	272,965	167,610

Total debt	$500,321	$207,177

Maturity requirements on term loans and notes payable are as follows (in thousands):

2011	$148,169
2012	150,638
2013	120,425
2014	1,051
2015	851

Total	$421,134

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the United States Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from Visa, MasterCard, and various other credit and debit card associations. Our line of credit facilities consist of the following:

•

United States—a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our United States Credit Facility. The facility expires in November 2011, and borrowings bear a variable short term interest rate based on prime rate or London Interbank Offered Rate (“LIBOR”) plus a margin based on our leverage position. In addition, the United States Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the United States Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of May 31, 2010, the facility was undrawn.

•

China—a revolving credit facility with the People’s Bank of China for 17.5 million Chinese Renminbi to provide a source of working capital. This credit facility has a variable interest rate based on the lending rate stipulated by People’s Bank of China. As of May 31, 2010, the facility was undrawn. During the course of the annual review of this facility in June, 2010, we did not renew the facility.

•

Canada—a credit facility, which we refer to as our Canada Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canada Credit Facility is a facility which consists of a line of credit of $25 million Canadian dollars. In addition, the Canada Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars and does not have a fixed term. This credit facility carries no termination date, but can be terminated by either party with advance notice. This credit facility has various card association receivables and CIBC settlement related bank accounts as pledged collateral in the case of default, This credit facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin. As of May 31, 2010 the facility was undrawn.

•

National Bank of Canada—a credit facility for up to $80 million Canadian dollars and $5 million United States dollars to provide certain Canadian merchants with same day value for their Canadian and United States dollar MasterCard credit card transactions and debit card transactions. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2010 the facility was undrawn.

•

Macau—a revolving overdraft facility with HSBC Asia Pacific, for 40.0 million Macau Pataca to fund merchants prior to receipt of corresponding settlement funds from the card associations. This has a variable interest rate based on the lending rate stipulated by HSBC Asia Pacific, less a margin. As of May 31, 2010 the interest rate on the facility was 2.5%. This facility is subject to annual review.

•

Sri Lanka—a revolving overdraft facility with HSBC Bank, Sri Lanka, for 650.0 million Sri Lankan Rupees in two tranches: one to fund merchants prior to receipt of corresponding settlement funds from the card associations and the other for general corporate purposes. The facility has a variable short term interest rate plus a margin. As of May 31, 2010 the interest rates on the two tranches of the facility was 11.4% and 12.4%. This facility is subject to annual review.

•

Philippines—a revolving facility with HSBC Bank, Philippines, for up to 350 million Pesos and $1.5 million United States dollars to fund merchants prior to receipt of corresponding settlement funds from the card associations. The facility has variable short term interest rates plus a margin. As of May 31, 2010 the interest rates on the facility was 4.5% and 0.8%, respectively. This facility is subject to annual review.

•

Maldives—a revolving overdraft facility with HSBC Bank, Maldives, for up to $4.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility is denominated in United States dollars and has a variable short term interest rate plus a margin. As of May 31, 2010 the interest rate on the facility was 4.9%. This facility is subject to annual review.

•

Hong Kong—a revolving overdraft facility entered into with HSBC Limited Hong Kong effective April 1, 2010, for up to HKD 800 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility is denominated in Hong Kong dollars and has a variable short term interest rate plus a margin. As of May 31, 2010 the interest rate on the facility was 0.7%. This facility is subject to annual review.

Prior to entering into this facility HSBC funded all Hong Kong merchant payments pursuant to our marketing alliance agreement. Accordingly, the associated funding obligation was included in settlement processing obligations on our consolidated balance sheets. From the effective date of this facility, this funding obligation is included in lines of credit on our consolidated balance sheets.

Term Loans

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund our HSBC Merchant Services LLP acquisition. The term loan bears interest, at our election, at the prime rate or LIBOR, plus a margin based on our leverage position. As of May 31, 2010 and 2009, the interest rate on the term loan was 1.4%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of May 31, 2010, the outstanding balance of the term loan was $165.0 million. The $5.0 million quarterly principal payment scheduled for May 31, 2010 was paid on June 1, 2010, as the contractual payment due date fell on a holiday.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. This term loan matures in 2012 and has a variable interest rate based on the LIBOR plus a margin based on our leverage position. As of May 31, 2010 the interest rates on the term loan tranches were 3.3% and 3.7%, respectively. The term loan calls for quarterly principal payments of 5% beginning with the quarter ended August 31, 2009 and increasing to 7.5% beginning with the quarter ending August 31, 2010. As of May 31, 2010, the outstanding balance of the term loan was $246.1 million. The $11.5 million quarterly principal payment on the United States tranche scheduled for May 31, 2010 was paid on June 1, 2010, as the contractual payment due date fell on a holiday.

Notes Payable

In connection with our acquisition of UCS, we assumed notes payable with a total outstanding balance of approximately $10.1 million at May 31, 2010. These notes are used to fund the purchase of ATMs and have interest rates ranging from 8% to 10.5% with maturity dates ranging from March 2011 through July 2015.

Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”). HSBC Asia Pacific may exercise the Put Option on the fifth anniversary of the closing of the acquisition (July 2011) and on each anniversary thereafter. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $102.7 million as of May 31, 2010. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of May 31, 2010 on our consolidated balance sheet.

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

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Number for Visa transactions and Interbank Card Association number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2010.

On June 18, 2010, CIBC provided notice that they will not renew the sponsorship for Visa in Canada after the initial ten year term. As a result, our Canadian Visa sponsorship will expire in March 2011. We are pursuing alternatives to CIBC’s sponsorship, including filing an application with the Canadian regulatory authorities for the formation of a wholly owned loan company in Canada which could serve as our financial institution sponsor and negotiating with other financial institutions. The failure to establish a wholly owned loan company that can serve as our Visa sponsor in Canada or to secure a new sponsorship relationship with another financial institution that would replace the arrangement that we currently have with CIBC would likely result in the loss of merchant customers and lead to a material reduction in our revenues and earnings.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of May 31, 2010:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)
Operating leases (Note 14)	$20,133	$9,856	$6,341	$2,508	$1,428
Long-term debt including current portion (Note 6)	421,134	148,169	271,063	1,902	—
Interest on long-term debt (1)	18,383	10,782	7,411	189	—

(1)	Interest on variable rate debt is based on rates effective as of May 31, 2010.

Note:	This table excludes other obligations that we may have, such as employee benefit plan obligations, unrecognized tax benefits, and other current and long–term liabilities reflected in our consolidated balance sheet and the redeemable noncontrolling interest put option rights described above. At this time, we are unable to make a reasonably reliable estimate of the timing of these payments; therefore such amounts are not included in the above contractual obligation table. We do not have any material purchase commitments as of May 31, 2010.

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

We account for our potential liability relating to merchant losses as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on an assumed percentage of our United States, Canadian, the United Kingdom, Asia-Pacific, and the Russian Federation direct merchant credit card and signature debit card sales volumes processed, or processed volume. For the years ended May 31, 2010, 2009, and 2008, our processed volume was $237.5 billion, $231.9 billion, and $134.7 billion, respectively. For these same periods, we recorded provisions for merchant losses of $9.6 million, $7.1 million, and $5.7 million, respectively. As a percentage of processed volume, these charges were 0.0040%, 0.0031%, and 0.0043%, respectively, during the above periods. For these same years, we experienced actual losses of $7.3 million, $6.9 million, and $5.2 million, respectively. Since actual losses were similar to the merchant loss provisions provided above, we believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our provision for merchant losses as a percentage of processed volume for the year ended May 31, 2010 would have resulted in a decrease or increase in net income of $0.7 million. Further, if our provision for merchant losses as a percentage of processed volume for our fiscal 2010 had equaled our provision for merchant losses as a percentage of processed volume of 0.0031% for the same prior year period, our net income would have increased by $1.7 million. As of May 31, 2010 and 2009, $5.8 million and $3.5 million, respectively, have been recorded for guarantees associated with merchant card processing and are included in settlement processing obligations in the accompanying consolidated balance sheets.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks.

Our check guarantee loss reserve is also comprised of known losses and a projection of future losses based on an assumed percentage of the face value of our guaranteed checks. For the years ended May 31, 2010, 2009, and 2008, we guaranteed total check face values of $2.5 billion, $2.5 billion, and $2.7 billion, respectively. For those same periods, we recorded provisions for check guarantee losses of $14.9 million, $17.9 million, and $23.9 million, respectively. As a percentage of the total guaranteed check face value, these charges were 0.61%, 0.73%, and 0.90%, respectively, during the years mentioned above. For these same years, we experienced actual losses of $14.8 million, $17.9 million, and $23.0 million, respectively. Since actual losses were similar to the check guarantee loss provisions provided above, we believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our percentage assumption for the year ended May 31, 2010 would have resulted in a decrease or increase in net income of $1.1 million. Further, if our guarantee loss as a percentage of guarantee volume for our fiscal 2010 had equaled our guarantee loss as a percentage of guarantee volume of 0.73% for the same prior year period, our net income would have decrease by $2.2 million. As of May 31, 2010 and 2009, we had a check guarantee reserve of $4.2 million and $4.0 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets.

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

We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2010. Recoverability of goodwill is measured at the reporting unit level and consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

At May 31, 2010 we had goodwill of $569.1 million recorded in our consolidated balance sheet. We completed our most recent annual goodwill and indefinite-life intangible asset impairment test on January 1, 2010 and determined that no impairment charges were required as of that date.

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

We use the accelerated method of amortization for our customer related intangible assets. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. During fiscal 2010, we did not adjust the amortization schedules.

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We use the straight-line method of amortization for our contract-based intangibles and amortizable trademarks.

Capitalization of Internally Developed Software

We develop software that is used in providing processing services to customers. Capitalization of internally developed software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred prior to the preliminary project stage are expensed as incurred. Currently unforeseen circumstances in software development could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. Costs capitalized during fiscal 2010, 2009 and 2008 totaled $17.6 million, $11.8 million and $10.2 million, respectively. Internally developed software has an amortization period of 5 to 10 years. Internally developed software assets are placed into service when they are ready for their intended use.

During fiscal 2010, we placed into service $54.9 million of hardware and software costs associated with our next generation technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing in the United States, Asia-Pacific, the United Kingdom, and Canada, and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region and we have begun the process of supporting the United States. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for fiscal 2010 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform.

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

Judgment will be required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. At May 31, 2010 our consolidated balance sheet includes net deferred tax assets associated with our UK business of $87.5 million. Our assessment of the recoverability of these deferred tax assets is based, in part, on our projections of future business performance. If future business performance fails to meet projections, we may determine that some or all of these deferred tax assets will not be realized. In the event of such a determination, we would record a valuation allowance for the amount deemed unrecoverable with a corresponding charge to the provision for income taxes.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Although the majority of our operations are conducted in United States dollars, a significant amount of our operations are conducted in foreign currencies. Consequently, our revenues and income generated in currencies other than the United States dollar are affected by fluctuations in foreign currency exchange rates. For fiscal 2010, currency rate fluctuations increased our revenues by $16.5 million and our diluted earnings per share by $0.10. To calculate this we converted our fiscal 2010 actual revenues at fiscal 2009 rates.

Generally, the functional currency of our various subsidiaries is their local currency. As a result, we are exposed to currency fluctuations on transactions which are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the years ended May 31, 2010, 2009 and 2008 our transaction gains and losses were insignificant.

Additionally, we are affected by currency fluctuations in our funds settlement process on merchant payment, chargeback, and card network settlement transactions which are not denominated in the currency of the underlying credit or debit card transaction. Gains and losses on these transactions are included in revenue for the period.

We are also impacted by fluctuations in exchange rates on our investment in foreign operations, as well as assets and liabilities denominated in a currency other than the functional currency of the subsidiary. Relative to our net investment in foreign operations, the assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in shareholders’ equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income. Our assets and liabilities denominated in a non-functional currency are translated at the period-end rate of exchange, with the resulting impact included in net income.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our cash investments and debt. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest, and are not held for trading or other speculative purposes.

We have various lines of credit and term loans that we use to fund settlement in certain of our markets and for general corporate purposes and acquisitions. Interest rates on these lines of credit are based on market rates and fluctuate accordingly. As of May 31, 2010 there was $500.3 million outstanding on these lines of credit and term loans.

In certain of our credit card transaction processing markets, the Member uses its own funds to fund merchant settlement and charges us cost of funds. Cost of funds are charged at prevailing market rates and fluctuate accordingly.

Our cash investments and debt are floating rate, and therefore do not carry material risk of change in fair value. Our interest rate exposure related to a change in interest rates on net income is mitigated as an increase in rates increases both interest income and interest expense, and a reduction in rates reduces both interest income and interest expense.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and believe the market risk arising from cash investments and debt to be minimal.

A 1% increase in interest rates as of May 31, 2010 would not have had a material adverse impact on our current or future consolidated net income or cash flows.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Payments Inc.:

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the “Company”) as of May 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting provisions regarding noncontrolling interests effective June 1, 2009 and retrospectively adjusted the consolidated financial statements for the years ended May 31, 2009 and 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 28, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

July 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Payments Inc.:

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the “Company”) as of May 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2010 of the Company and our report dated July 28, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph regarding the adoption of new accounting provisions regarding noncontrolling interests.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

July 28, 2010

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended May 31,
	2010	2009	2008
Revenues	$1,642,468	$1,462,306	$1,130,608

Operating expenses:
Cost of service	584,609	504,855	375,817
Sales, general and administrative	734,580	664,905	515,751
Impairment, restructuring and other	—	—	1,317

	1,319,189	1,169,760	892,885

Operating income	323,279	292,546	237,723

Other income (expense):
Interest and other income	4,629	7,005	17,580
Interest and other expense	(17,519)	(7,282)	(8,544)

	(12,890)	(277)	9,036

Income from continuing operations before income taxes	310,389	292,269	246,759
Provision for income taxes	(87,379)	(85,252)	(85,561)

Income from continuing operations	223,010	207,017	161,198
(Loss) income from discontinued operations, net of tax	(3,901)	(132,839)	9,617

Net income including noncontrolling interests	219,109	74,178	170,815
Less: Net income attributable to noncontrolling interests, net of tax	(15,792)	(36,961)	(8,061)

Net income attributable to Global Payments	$203,317	$37,217	$162,754

Amounts attributable to Global Payments:
Income from continuing operations	$207,218	$170,056	$153,137
(Loss) income from discontinued operations, net of tax	(3,901)	(132,839)	9,617

Net income attributable to Global Payments	$203,317	$37,217	$162,754

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$2.56	$2.12	$1.92
(Loss) income from discontinued operations	(0.05)	(1.66)	0.12

Net income attributable to Global Payments	$2.51	$0.46	$2.04

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$2.52	$2.10	$1.89
(Loss) income from discontinued operations	(0.04)	(1.64)	0.12

Net income attributable to Global Payments	$2.48	$0.46	$2.01

Dividends per share	$0.08	$0.08	$0.08

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 31, 2010	May 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$769,946	$426,935
Accounts receivable, net of allowances for doubtful accounts of $269 and $553, respectively	131,817	122,831
Claims receivable, net of allowances for losses of $4,208 and $4,026, respectively	664	607
Settlement processing assets	13,741	6,675
Inventory, net of obsolescence reserves of $908 and $653, respectively	9,740	5,914
Deferred income taxes	2,752	3,789
Prepaid expenses and other current assets	39,604	28,437

Total current assets	968,264	595,188

Goodwill	569,090	625,120
Other intangible assets	205,110	258,094
Property and equipment	183,938	176,226
Deferred income taxes	90,470	—
Other	22,454	22,193

Total assets	$2,039,326	$1,676,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Lines of credit	$79,187	$10,174
Notes payable—current portion	148,169	29,393
Payables to money transfer beneficiaries	—	12,343
Accounts payable and accrued liabilities	173,575	167,700
Settlement processing obligations	265,110	106,934
Income taxes payable	6,430	9,633

Total current liabilities	672,471	336,177

Notes payable	272,965	167,610
Deferred income taxes	88,265	76,405
Other long-term liabilities	31,436	19,009

Total liabilities	1,065,137	599,201

Commitments and contingencies (See Note 14)

Redeemable noncontrolling interest	102,672	399,377

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 82,028,945 issued and 79,646,055 outstanding at May 31, 2010 and 80,445,009 issued and outstanding at May 31, 2009	—	—
Paid-in capital	460,747	405,241
Retained earnings	544,772	273,090
Treasury stock; 2,382,890 shares at May 31, 2010	(100,000)	—
Accumulated other comprehensive loss	(44,255)	(10,901)

Total Global Payments shareholders’ equity	861,264	667,430
Noncontrolling interest	10,253	10,813

Total equity	871,517	678,243

Total liabilities and shareholders’ equity	$2,039,326	$1,676,821

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$219,109	$74,178	$170,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	35,864	35,434	28,894
Amortization of acquired intangibles	32,803	30,854	15,140
Provision for operating losses and bad debts	25,025	25,595	30,228
Share-based compensation expense	18,072	14,570	13,826
Estimated loss on disposal of discontinued operations, non-cash	24,310	—	—
Impairment, restructuring and other charges, non-cash	—	147,664	—
Deferred income taxes	2,722	5,457	(1,151)
Other, net	2,443	4,036	(3,644)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(11,689)	(25,077)	(23,957)
Claims receivable	(14,936)	(17,201)	(23,073)
Settlement processing assets and obligations, net	140,962	60,700	38,311
Inventory	(4,727)	(1,653)	(623)
Prepaid expenses and other assets	(13,710)	4,438	(3,775)
Accounts payable and other accrued liabilities	18,803	23,251	15,304
Payables to money transfer beneficiaries	(6,107)	3,067	2,687
Income taxes payable	(3,183)	(2,342)	13,432

Net cash provided by operating activities	465,761	382,971	272,414

Cash flows from investing activities:
Business and intangible asset acquisitions, net of cash acquired	(29,513)	(525,205)	(18,247)
Disposition of business, net of cash	60,231	—	—
Capital expenditures	(56,054)	(40,940)	(44,974)
Net increase in financing receivables	(179)	—	—
Proceeds from sale of investment and contractual rights, net	311	6,888	—

Net cash used in investing activities	(25,204)	(559,257)	(63,221)

Cash flows from financing activities:
Net borrowings on lines of credit	69,013	8,647	1,527
Proceeds from notes payable	305,744	200,000	—
Principal payments under notes payable	(75,205)	(16,734)	—
Acquisition of redeemable noncontrolling interest	(307,675)	—	—
Proceeds from stock issued under employee stock plans	30,248	9,050	17,385
Repurchase of common stock	(98,080)	—	(87,020)
Tax benefit from employee share-based compensation	7,186	880	7,571
Contribution from noncontrolling interest holder	—	358	—
Distributions to noncontrolling interest	(20,484)	(34,299)	(9,459)
Dividends paid	(6,497)	(6,417)	(6,377)

Net cash (used in) provided by financing activities	(95,750)	161,485	(76,373)

Effect of exchange rate changes on cash	(1,796)	(14,324)	14,368

Increase (decrease) in cash and cash equivalents	343,011	(29,125)	147,188
Cash and cash equivalents, beginning of year	426,935	456,060	308,872

Cash and cash equivalents, end of year	$769,946	$426,935	$456,060

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at May 31, 2009	80,445	$405,241		$273,090	$(8,987)	$(1,914)	$667,430	$10,813	$678,243
Comprehensive income (loss):
Net income including noncontrolling interests				203,317			203,317	8,029	211,346
Minimum pension liability adjustment, net of tax of $(584)						(1,035)	(1,035)		(1,035)
Foreign currency translation adjustment, net of tax of $555					(32,319)		(32,319)		(32,319)

Total comprehensive income							169,963	8,029	177,992

Stock issued under employee stock plans	1,574	30,248					30,248		30,248
Tax benefit from employee share-based compensation		7,186					7,186		7,186
Share-based compensation expense		18,072					18,072		18,072
Distributions to noncontrolling interest								(8,589)	(8,589)
Deferred tax asset arising from acquisition of noncontrolling interest				89,965			89,965		89,965
Redeemable noncontrolling interests valuation adjustment				(15,103)			(15,103)		(15,103)
Repurchase of common stock	(2,383)		(100,000)				(100,000)		(100,000)
Dividends paid ($0.08 per share)				(6,497)			(6,497)		(6,497)

Balance at May 31, 2010	79,646	$460,747	(100,000)	$544,772	$(41,306)	$(2,949)	$861,264	$10,253	$871,517

See Notes to Consolidated Financial Statements

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

(in thousands, except per share data)

				Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at May 31, 2008	79,637	$380,741	$537,357	$124,673	$(471)	$1,042,300	$11,852	$1,054,152
Comprehensive income (loss):
Net income including noncontrolling interests			37,217			37,217	7,471	44,688
Minimum pension liability adjustment, net of tax of $(832)					(1,443)	(1,443)		(1,443)
Foreign currency translation adjustment, net of tax of $2,428				(133,660)		(133,660)		(133,660)

Total comprehensive (loss) income						(97,886)	7,471	(90,415)

Stock issued under employee stock plans	808	9,050				9,050		9,050
Tax benefit from employee share-based compensation		880				880		880
Share-based compensation expense		14,570				14,570		14,570
Distributions to noncontrolling interest							(8,353)	(8,353)
Divestiture of noncontrolling interest							(157)	(157)
Application of noncontrolling interest accounting guidance related to acquisitions			(417,006)			(417,006)		(417,006)
Redeemable noncontrolling interests valuation adjustment			121,939			121,939		121,939
Dividends paid ($0.08 per share)			(6,417)			(6,417)		(6,417)

Balance at May 31, 2009	80,445	$405,241	$273,090	$(8,987)	$(1,914)	$667,430	$10,813	$678,243

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

(in thousands, except per share data)

				Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
Balance at May 31, 2007	80,878	$430,166	$415,489	$62,140	$(947)	$906,848	$11,963	$918,811
Comprehensive income (loss):
Net income including noncontrolling interests			162,754			162,754	8,860	171,614
Minimum pension liability adjustment, net of tax of $267					476	476		476
Foreign currency translation adjustment, net of tax of $5,570				62,533		62,533	2	62,535

Total comprehensive income						225,763	8,862	234,625

Stock issued under employee stock plans	1,058	17,385				17,385		17,385
Tax benefit from employee share-based compensation		6,927				6,927		6,927
Share-based compensation expense		13,826				13,826		13,826
Distributions to noncontrolling interest							(9,075)	(9,075)
Investment in noncontrolling interest							102	102
Redeemable noncontrolling interests valuation adjustment			(33,590)			(33,590)		(33,590)
Adjustment for the adoption of accounting guidance on uncertain tax positions		(543)	(919)			(1,462)		(1,462)
Repurchase of common stock	(2,299)	(87,020)				(87,020)		(87,020)
Dividends paid ($0.08 per share)			(6,377)			(6,377)		(6,377)

Balance at May 31, 2008	79,637	$380,741	$537,357	$124,673	$(471)	$1,042,300	$11,852	$1,054,152

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation—Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other business and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in business since 1967. Our fiscal year ends on May 31, thus we refer to the years ended May 31, 2010, 2009 and 2008 as fiscal years 2010, 2009, and 2008, respectively.

These consolidated financial statements include our accounts and those of our majority-owned subsidiaries. These consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present our financial position, results of operations, and cash flows. Intercompany transactions have been eliminated in consolidation.

As a result of our disposition of our money transfer businesses in fiscal year 2010, this segment has been accounted for as a discontinued operation. Please see Note 3—Discontinued Operations for further information.

Reclassifications—Amounts related to our discontinued operations in our prior fiscal years statement of income have been reclassified to conform with the presentation in the current fiscal year.

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

Revenue recognition—Our two merchant services segments primarily include processing solutions for credit cards, debit cards, and check-related services. Revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, independent sales organizations (“ISOs”), and independent sales representatives, all of whom sell our end-to-end services directly to merchants. The other model, referred to as “indirect” merchant services, provides similar basic products and services as our direct model, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to their clients. The primary difference between the models is under the “indirect” we do not provide bank partner BIN sponsorship services for acquired transactions; that service is provided by other providers. Direct merchant services revenue is generated on services generally priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction or per service rendered. In both merchant services models, we also charge other fees unrelated to the number of transactions or the transaction value.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in Settlement processing assets and Settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of May 31, 2010 and 2009, our cash and cash equivalents included $199.4 million and $163.6 million, respectively, related to Merchant Reserves.

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

Timing differences, interchange expenses, Merchant Reserves and exception items cause differences between the amount the Member receives from the card networks and the amount funded to the merchants. The standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

generally follow a net settlement process whereby, if the incoming amount from the card networks precedes the Member’s funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in a joint deposit account or in our account at the Member bank, and record a corresponding liability. Conversely, if the Member’s funding obligation to the merchant precedes the incoming amount from the card networks, the amount of the Member’s net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member assesses a funding cost, which is included in interest and other expense on the accompanying consolidated statements of income. Each participant in the transaction process receives compensation for its services.

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

As of May 31, 2010 and 2009, our settlement processing assets primarily related to our processing for direct merchants in certain Asia-Pacific markets and the Russian Federation, while our settlement processing obligations primarily related to our processing for direct merchants in the United States, Canada, and other Asia-Pacific markets.

A summary of these amounts as of May 31, 2010 and 2009 is as follows:

	2010	2009
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$19	$222
Receivable from Members	12,258	6,631
Exception items	1,748	553
Merchant Reserves	(284)	(731)

Total	$13,741	$6,675

Settlement processing obligations:
Interchange reimbursement	$194,341	$179,763
Liability to Members	(259,947)	(129,295)
Exception items	6,254	10,507
Merchant Reserves	(199,077)	(162,870)
Fair value of guarantees of customer chargebacks	(5,810)	(3,507)
Reserves for sales allowances	(871)	(1,532)

Total	$(265,110)	$(106,934)

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

We account for our potential liability for the full amount of the operating losses discussed above as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of known losses and a projection of future losses based on a percentage of direct merchant sales volumes processed. Historically, this estimation process has been materially accurate.

As of May 31, 2010 and 2009, $5.8 million and $3.5 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the years ended May 31, 2010, 2009, and 2008, we recorded such expenses in the amounts of $9.6 million, $7.1 million, and $5.7 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of May 31, 2010 and 2009, we have a check guarantee loss reserve of $4.2 million and $4.0 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. Expenses of $14.9 million, $17.9 million, and $23.9 million were recorded for the years ended May 31, 2010, 2009 and 2008, respectively, for these losses and are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Property and equipment—Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method, except for certain technology discussed below. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the useful life of the asset. We capitalize the costs related to computer software developed or obtained for internal use. Maintenance and repairs are charged to operations as incurred.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

During fiscal 2010, we placed into service $54.9 million of hardware and software associated with our next generation technology processing platform, referred to as G2. This platform is planned to be the new front-end operating environment for our merchant processing in the United States, Asia-Pacific, the United Kingdom, and Canada, and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for fiscal 2010 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform.

Goodwill and other intangible assets—We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2010 and determined that no impairment charges were required as of that date.

Recoverability of goodwill is measured at the reporting unit level and consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value of goodwill is the impairment loss. As a result of our January 1, 2009 impairment test, we recorded an impairment charge of $147.7 million related to our Money Transfer segment during our third quarter of fiscal 2009. On May 26, 2010, we completed the disposition of our money transfer businesses. Please see Note 3—Discontinued Operations for further information.

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

Impairment of long-lived assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at May 31, 2010.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During fiscal 2010, we recorded a deferred tax asset of $90.0 million ($87.5 million at May 31, 2010) associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP. Please see Note 2 —Business and Intangible Asset Acquisitions for further information.

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interests, were 29.6%, 33.0%, and 35.6% for the years ended May 31, 2010, 2009, and 2008 respectively. Please see Note 9—Income Taxes for further information.

Fair value of financial instruments—We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. We estimate the fair value of our 2009 term loan was $247.0 million at May 31, 2010 ($246.1 million carrying value). We estimate the fair value of our 2008 term loan was $160.6 million at May 31, 2010 ($165.0 million carrying value) and $176.5 million at May 31, 2009 ($185.0 million carrying value). Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 10.5% and maturity dates ranging from March 2011 through July 2015. At May 31, 2010, we believe the carrying amount of these notes approximates fair value. Please see Note 6—Long-Term Debt and Credit Facilities for further information.

Financing receivables—Our subsidiary in the Russian Federation purchases Automated Teller Machines (ATMs) and leases those ATMs to certain of our customers. We have determined these arrangements to be direct financing leases. Accordingly, we have $24.2 million and $25.4 million of financing receivables included in prepaid and other current assets (current portion) and other assets (long-term portion) in our May 31, 2010 and May 31, 2009 consolidated balance sheets, respectively.

Fair value measurements—GAAP requires disclosures about assets and liabilities that are measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The reporting standard establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our assumptions, and include situations where there is little or no market activity for the asset or liability.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Foreign currencies—We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the years ended May 31, 2010, 2009 and 2008 our transaction gains and losses were insignificant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the years ended May 31, 2010, 2009 and 2008 excludes incremental shares of 0.5 million, 0.9 million, and 0.6 million related to stock options, respectively. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of basic and diluted shares outstanding for the years ended May 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Basic weighted average shares outstanding	81,075	80,160	79,765
Plus: dilutive effect of stock options and restricted stock awards	1,045	889	1,371

Diluted weighted average shares outstanding	82,120	81,049	81,136

Basic weighted average shares outstanding for the years ended May 31, 2009 and 2008, increased from amounts previously reported by 442 thousand and 247 thousand, respectively. Diluted weighted average shares outstanding for the years ended May 31, 2009 and 2008, increased from amounts previously reported by 57 thousand and 157 thousand, respectively. Such increases resulted from the adoption of recent guidance as discussed below.

Stock awards and options—We expense the fair value of options over the vesting period. We use the Black-Scholes valuation model to calculate the fair value of share-based awards. Please see Note 11—Share-based awards and options for further information.

New accounting pronouncements—In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17). ASU 2009-17 amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity. A company must also assess whether it has the power to direct the activities of the

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. ASU 2009-17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures. ASU 2009-17 is effective for our fiscal year beginning June 1, 2010 and is not expected to have an impact on our consolidated financial statements.

On June 1, 2009 we adopted FASB guidance that establishes principles and requirements for how we recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest acquired in a business combination. In addition, this guidance establishes principles and requirements for how we recognize and measure the goodwill acquired in the business combination or gain from a bargain purchase, and how we determine what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination.

On June 1, 2009, we adopted FASB guidance that applies to the accounting for noncontrolling interests (formerly referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. With the adoption of this guidance, noncontrolling interests that are not redeemable were reclassified from the “mezzanine” section of the consolidated balance sheet to permanent equity but separate from Global Payments shareholders’ equity. Income or loss associated with noncontrolling interests is required to be presented separately, net of tax, below net income including noncontrolling interests on the consolidated statement of income. The presentation and disclosure requirements of the guidance have been applied retrospectively.

We have a noncontrolling interest that includes redemption provisions that are not solely within our control, commonly referred to as a redeemable noncontrolling interest. This redeemable noncontrolling interest remains in the mezzanine section of the consolidated balance sheet. The guidance allows for a choice of either accreting redeemable noncontrolling interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. We have elected to recognize the changes in the redemption value immediately. The presentation and disclosure requirements of the guidance have been applied retrospectively. The retrospective adoption of the guidance resulted in recording the maximum redemption amount of our redeemable noncontrolling interests with a corresponding decrease in retained earnings for all periods presented. Please see Note 12—Noncontrolling Interests for further information.

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

In June 2009, the FASB issued a statement which establishes the FASB Accounting Standards Codification (“ASC”). The ASC establishes two levels of GAAP—authoritative and non-authoritative. The ASC is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, we adopted the ASC in the second quarter of fiscal 2010. The adoption of the ASC did not impact our consolidated financial statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 2—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

In the years ended May 31, 2010, 2009 and 2008, we acquired the following businesses:

Business	Date Acquired	Percentage Ownership
Fiscal 2010
HSBC Merchant Services LLP	June 12, 2009	49%
Auctionpay, Inc. (currently known as Greater Giving)	September 28, 2009	100%
HealthCard Systems / NationalCard Processing Systems	April 21, 2010	100%

Fiscal 2009
HSBC Merchant Services LLP	June 30, 2008	51%
Global Payments Asia-Pacific Philippines Incorporated	September 4, 2008	56%
ZAO United Card Service	April 30, 2009	100%
Discover merchant portfolio	Various	100%
Money transfer branch locations	Various	100%

Fiscal 2008
LFS Spain	April 15, 2008	100%
Discover merchant portfolio	Various	100%
Money transfer branch locations	Various	100%

These acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results of each acquisition are included in our consolidated statements of income from the dates of each acquisition.

Fiscal 2010

HSBC Merchant Services LLP

On June 12, 2009, we purchased the remaining 49% of HSBC Merchant Services LLP (the “LLP”) from HSBC Bank plc (“HSBC UK”) for $307.7 million in cash. We used existing lines of credit to complete the transaction. In addition, HSBC extended our current ten-year exclusive marketing alliance agreement whereby the bank provides merchant referrals and bank sponsorship to Global Payments to June 2019. The purchase of the remaining 49% of the LLP, which was recorded as an equity transaction, and therefore, as a reduction of redeemable noncontrolling interest. Accordingly, no additional value was ascribed to the assets of the LLP and there was no purchase price allocation for this transaction. As a result, our tax basis in the LLP exceeds our book basis and we recorded a deferred tax asset on the purchase date in the amount of $90.0 million ($87.5 million at May 31, 2010) with a corresponding increase to retained earnings. Additionally, the purchase of our 49% interest in the LLP is reflected as a financing cash outflow in our statement of cash flows because it was treated as an equity transaction.

On July 10, 2009, we entered into a new term loan to pay down the credit facility used to purchase the remaining 49% interest in the LLP. Please see Note 6—Long-term Debt and Credit Facilities for further information.

Auctionpay, Inc.

On September 28, 2009, we completed the acquisition of Auctionpay, Inc., a provider of fully integrated payment processing and software solutions for fundraising activities for $22.0 million in cash. The purpose of this acquisition was to expand our direct acquiring business into a vertical market that, to date, is still heavily

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

dependent on cash and check as the primary means of payment. The purchase price was determined by analyzing the historical and prospective financial statements. This business acquisition was not material to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

The following table summarizes the purchase price allocation (in thousands):

Goodwill	$11,827
Customer-related intangible assets	4,900
Contract-based intangible assets	1,200
Trademark	300
Property and equipment	4,815

Total assets acquired	23,042
Working capital, net	(201)
Liabilities	(841)

Net assets acquired	$22,000

None of the goodwill associated with the acquisition is deductible for tax purposes. The customer-related intangible assets have estimated amortization periods of 14 years. The contract-based intangible assets have estimated amortization periods of 2 years. The trademark has an estimated amortization period of 8 years.

Other 2010 Acquisitions

On April 21, 2010, we completed an asset purchase agreement with HealthCard Systems and NationalCard Processing Systems. Under the terms of the agreement we paid a total of $11.7 million. The purpose of this acquisition was to expand our merchant services portfolio in North America. The purchase price was determined by analyzing the historical and prospective financial statements. This business acquisition was not material to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

The following table summarizes the preliminary purchase price allocation (in thousands):

Goodwill	$5,868
Customer-related intangible assets	5,800

Net assets acquired	$11,668

None of the goodwill associated with the acquisition is deductible for tax purposes. The customer-related intangible assets have estimated amortization periods of 5 years.

In addition, on March 31, 2010, we acquired a contract-based intangible asset in our United States merchant services channel for $0.8 million. These intangible assets are being amortized on a straight-line basis over its estimated useful live of 5 years.

Fiscal 2009

HSBC Merchant Services LLP

We acquired our initial 51% majority ownership interest in the LLP on June 30, 2008. We paid HSBC UK $438.6 million for our interest. We funded the acquisition using a combination of excess cash and proceeds of a term loan.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

The following unaudited pro forma information shows the results of our operations for the years ended May 31, 2010, 2009 and 2008 as if the acquisition of both the 51% and 49% interests of HSBC UK had occurred on June 1, 2007. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The unaudited pro forma information is also not intended to be a projection of future results expected due to the integration of the acquired business.

	Years Ended May 31,
	2010	2009	2008
	(in thousands)
Total revenues	$1,642,468	$1,483,251	$1,367,042
Net income including noncontrolling interest	$219,109	$78,888	$224,759
Net income attributable to Global Payments for the period	$204,360	$63,882	$216,698
Net income attributable to Global Payments per share, basic	$2.52	$0.80	$2.72
Net income attributable to Global Payments per share, diluted	$2.49	$0.79	$2.67

ZAO United Card Service

On April 30, 2009, we completed the acquisition of all outstanding stock of ZAO United Card Service (“UCS”), a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from ZAO United Investments. Under the terms of the agreement, we paid a total of $75.0 million in cash to acquire UCS of which $20 million remains in escrow until January 1, 2013, to satisfy any liabilities discovered post-closing that existed at the purchase date.

The purpose of this acquisition was to establish an acquiring presence in the Russian market and a foundation for other direct acquiring opportunities in Central and Eastern Europe. The purchase price was

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

determined by analyzing the historical and prospective financial statements. This business acquisition was not material to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

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

The goodwill associated with the acquisition is not deductible for tax purposes. The customer-related intangible assets have amortization periods of 9 to 15 years. The trademark has an amortization period of 10 years.

Global Payments Asia-Pacific Philippines Incorporated

On September 4, 2008, Global Payments Asia-Pacific, Limited (“GPAP”), the entity through which we conduct our merchant acquiring business in the Asia-Pacific region, indirectly acquired Global Payments Asia-Pacific Philippines Incorporated (“GPAP Philippines”), a newly formed company into which HSBC Asia Pacific contributed its merchant acquiring business in the Philippines. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. We purchased our share of GPAP Philippines for $10.9 million. The purpose of this acquisition was to expand our presence in the Asia-Pacific market. This business acquisition was not material to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

The following table summarizes the purchase price allocation (in thousands):

Goodwill	$6,286
Customer-related intangible assets	3,248
Contract-based intangible assets	952
Trademark	224
Property and equipment	300

Total assets acquired	11,010
Noncontrolling interest in equity of subsidiary (at historical cost)	(132)

Net assets acquired	$10,878

NOTES TO CONSOLIDATED

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

This business acquisition was not material to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

Fiscal 2008

Discover

During the year ended May 31, 2008, we acquired a portfolio of merchants that process Discover transactions and the rights to process Discover transactions for our existing and new merchants for $6.0 million. The purchase of the portfolio was structured to occur in tranches. During fiscal 2009, additional tranches were purchased for $1.4 million. As a result of this acquisition, we now process Discover transactions similarly to how we currently process Visa and MasterCard transactions. The purpose of this acquisition was to offer merchants a single point of contact for Discover, Visa and MasterCard card processing. The customer-related intangible assets have amortization periods of 10 years. These business acquisitions were not material to our consolidated financial statements and accordingly, we have not provided pro forma information relating to these acquisitions.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following table summarizes the purchase price allocations of all these fiscal 2008 business acquisitions (in thousands):

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

These business acquisitions were not material to our consolidated financial statements and accordingly, we have not provided pro forma information relating to these acquisitions.

In addition, during fiscal 2008, we acquired a customer list and long-term merchant referral agreement in our Canadian merchant services channel for $1.7 million. The value assigned to the customer list of $0.1 million was expensed immediately. The remaining value was assigned to the merchant referral agreement and is being amortized on a straight-line basis over its useful life of 10 years.

NOTE 3—DISCONTINUED OPERATIONS

On May 26, 2010, we completed the disposition of our DolEx and Europhil-branded money transfer businesses to an affiliate of Palladium Equity Partners, LLC for $85.0 million. Under the terms of the sale and purchase agreement, we received net proceeds of $60.2 million ($85.0 million less $24.8 million remaining in the business at closing), subject to final working capital adjustments.

The operating results of the money transfer segment have been reported as discontinued operations as follows:

	Years Ended May 31,
	2010	2009	2008
	(in thousands)
Revenues	$117,882	$139,218	$143,621
Operating income (loss) (includes impairment charge of $147,664 in fiscal 2009)	7,724	(131,117)	13,636
Estimated loss on disposal	(24,567)	—	—
Other (expense) income	(229)	275	1,008

(Loss) income before income taxes	(17,072)	(130,842)	14,644
Income tax benefit (provision)	13,171	(1,997)	(5,027)

(Loss) income from discontinued operations, net of tax	$(3,901)	$(132,839)	$9,617

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The estimated loss on disposal includes estimated costs to sell of $1.5 million. The fiscal year 2010 income tax benefit includes $15.7 million of tax benefits associated with the disposition. The impairment charge in fiscal year 2009 was not deductible for tax purposes. The notes to the consolidated financial statements have been adjusted to exclude discontinued operations unless otherwise noted.

NOTE 4—PROPERTY AND EQUIPMENT

As of May 31, 2010 and 2009, property and equipment consisted of the following:

	Range of Useful Lives in Years	2010	2009
		(in thousands)
Land	N/A	$1,891	$2,288
Buildings	14-40	34,344	38,356
Equipment	2-5	126,963	122,200
Software	5-10	103,429	55,474
Leasehold improvements	5-15	8,594	13,731
Furniture and fixtures	5-7	4,034	6,525
Work in progress	N/A	24,085	58,841

		303,340	297,415
Less accumulated depreciation and amortization of property and equipment		119,402	121,189

		$183,938	$176,226

Depreciation and amortization expense of property and equipment was $35.9 million, $35.4 million, and $28.9 million for fiscal 2010, 2009 and 2008, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2010 and 2009, goodwill and intangible assets consisted of the following:

	2010	2009
	(in thousands)
Goodwill	$569,090	$625,120
Customer-related intangible assets	322,053	390,232
Trademarks, indefinite life	—	32,944
Trademarks, finite life	8,046	8,414
Contract-based intangible assets	20,087	16,064

	919,276	1,072,774

Less accumulated amortization on:
Customer-related intangible assets	136,333	181,908
Trademarks	2,691	2,594
Contract-based intangible assets	6,052	5,058

	145,076	189,560

	$774,200	$883,214

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following table discloses the changes in the carrying amount of goodwill for the years ended May 31, 2010 and 2009:

	North America merchant services	International merchant services	Discontinued operations	Total
	(in thousands)
Balance at May 31, 2008	$196,114	$110,011	$191,011	$497,136
Goodwill acquired	863	340,326	739	341,928
Impairment charge	—	—	(136,800)	(136,800)
Purchase price allocation adjustments	—	1,715	—	1,715
Effect of foreign currency translation	(8,575)	(65,734)	(4,550)	(78,859)

Balance at May 31, 2009	188,402	386,318	50,400	625,120
Goodwill acquired	17,695	—	—	17,695
Purchase price allocation adjustments	—	(790)	—	(790)
Disposition	—	—	(49,836)	(49,836)
Effect of foreign currency translation	3,968	(26,503)	(564)	(23,099)

Balance at May 31, 2010	$210,065	$359,025	$—	$569,090

Trademarks with a finite life, customer-related intangible assets and contract-based intangible assets acquired during the year ended May 31, 2010 have weighted average amortization periods of 8.0 years, 9.7 years and 4.6 years, respectively. Trademarks with a finite life, customer-related intangible assets and contract-based intangible assets acquired during the year ended May 31, 2009 have weighted average amortization periods of 8.3 years, 13.2 years and 6.9 years, respectively. Amortization expense of acquired intangibles was $32.8 million, $30.9 million, and $15.1 million for fiscal 2010, 2009 and 2008, respectively.

The estimated amortization expense of acquired intangibles as of May 31, 2010 for the next five fiscal years is as follows (in thousands):

2011	$42,969
2012	37,812
2013	29,161
2014	26,155
2015	22,249

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	May 31, 2010	May 31, 2009
	(in thousands)
Lines of credit:
U.S. Credit Facility	$—	$—
China Credit Facility	—	—
Canada Credit Facility	—	—
National Bank of Canada Credit Facility	—	1,534
Macau Credit Facility	1,454	1,333
Sri Lanka Credit Facility	2,382	1,355
Philippines Credit Facility	9,064	5,244
Maldives Credit Facility	2,501	708
Hong Kong Credit Facility	63,786	—

Total credit facilities	79,187	10,174
Notes Payable	10,064	12,003
Term loans	411,070	185,000

Total debt	$500,321	$207,177

Current portion	227,356	39,567
Long-term debt	272,965	167,610

Total debt	$500,321	$207,177

Maturity requirements on term loans and notes payable are as follows (in thousands):

2011	$148,169
2012	150,638
2013	120,425
2014	1,051
2015	851

Total	$421,134

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the United States Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from Visa, MasterCard, and various other credit and debit card associations. Our line of credit facilities consist of the following:

•

United States—a five year, $350 million unsecured revolving credit facility agreement with a syndicate of banks based in the United States, which we refer to as our United States Credit Facility. The facility expires in November 2011, and borrowings bear a variable short term interest rate based on prime rate or London Interbank Offered Rate (“LIBOR”) plus a margin based on our leverage position. In addition, the United States Credit Facility allows us to expand the facility size to $700 million by requesting additional commitments from existing or new lenders. We plan to use the United States Credit Facility to fund future strategic acquisitions, to provide a source of working capital, and for general corporate purposes. As of May 31, 2010, the facility was undrawn.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

•

China—a revolving credit facility with the People’s Bank of China for 17.5 million Chinese Renminbi to provide a source of working capital. This credit facility has a variable interest rate based on the lending rate stipulated by People’s Bank of China. As of May 31, 2010, the facility was undrawn. During the course of the annual review of this facility in June, 2010, we did not renew the facility.

•

Canada—a credit facility, which we refer to as our Canada Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC, as administrative agent and lender. The Canada Credit Facility is a facility which consists of a line of credit of $25 million Canadian dollars. In addition, the Canada Credit Facility allows us to expand the size of the uncommitted facility to $50 million Canadian dollars and does not have a fixed term. This credit facility carries no termination date, but can be terminated by either party with advance notice. This credit facility has various card association receivables and CIBC settlement related bank accounts as pledged collateral in the case of default, This credit facility has a variable interest rate based on the Canadian dollar London Interbank Offered Rate plus a margin. As of May 31, 2010 the facility was undrawn.

•

National Bank of Canada—a credit facility for up to $80 million Canadian dollars and $5 million United States dollars to provide certain Canadian merchants with same day value for their Canadian and United States dollar MasterCard credit card transactions and debit card transactions. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2010 the facility was undrawn.

•

Macau—a revolving overdraft facility with HSBC Asia Pacific, for 40.0 million Macau Pataca to fund merchants prior to receipt of corresponding settlement funds from the card associations. This has a variable interest rate based on the lending rate stipulated by HSBC Asia Pacific, less a margin. As of May 31, 2010 the interest rate on the facility was 2.5%. This facility is subject to annual review.

•

Sri Lanka—a revolving overdraft facility with HSBC Bank, Sri Lanka, for 650.0 million Sri Lankan Rupees in two tranches: one to fund merchants prior to receipt of corresponding settlement funds from the card associations and the other for general corporate purposes. The facility has a variable short term interest rate plus a margin. As of May 31, 2010 the interest rates on the two tranches of the facility was 11.4% and 12.4%. This facility is subject to annual review.

•

Philippines—a revolving facility with HSBC Bank, Philippines, for up to 350 million Pesos and $1.5 million United States dollars to fund merchants prior to receipt of corresponding settlement funds from the card associations. The facility has variable short term interest rates plus a margin. As of May 31, 2010 the interest rates on the facility was 4.5% for the Pesos tranche and 0.8% for the United States dollars trance. This facility is subject to annual review.

•

Maldives—a revolving overdraft facility with HSBC Bank, Maldives, for up to $4.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility is denominated in United States dollars and has a variable short term interest rate plus a margin. As of May 31, 2010 the interest rate on the facility was 4.9%. This facility is subject to annual review.

•

Hong Kong—a revolving overdraft facility entered into with HSBC Limited Hong Kong effective April 1, 2010, for up to HKD 800 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility is denominated in Hong Kong dollars and has a variable short term interest rate plus a margin. As of May 31, 2010 the interest rate on the facility was 0.7%. This facility is subject to annual review.

Prior to entering into this facility HSBC funded all Hong Kong merchant payments pursuant to our marketing alliance agreement. Accordingly, the associated funding obligation was included in settlement processing on our consolidated balance sheets. From the effective date of this facility, this funding obligation is included in lines of credit from the effective date of the credit facility on our consolidated balance sheets.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Term Loans

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund our HSBC Merchant Services LLP acquisition. The term loan bears interest, at our election, at the prime rate or LIBOR, plus a margin based on our leverage position. As of May 31, 2010 and 2009, the interest rate on the term loan was 1.4%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of May 31, 2010, the outstanding balance of the term loan was $165.0 million. The $5.0 million quarterly principal payment scheduled for May 31, 2010 was paid on June 1, 2010, as the contractual payment due date fell on a holiday.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. This term loan matures in 2012 and has a variable interest rate based on the LIBOR plus a margin based on our leverage position. As of May 31, 2010 the interest rates on the term loan tranches were 3.3% and 3.7%, respectively. The term loan calls for quarterly principal payments of 5% beginning with the quarter ended August 31, 2009 and increasing to 7.5% beginning with the quarter ending August 31, 2010. As of May 31, 2010, the outstanding balance of the term loan was $246.1 million. The $11.5 million quarterly principal payment on the United States tranche scheduled for May 31, 2010 was paid on June 1, 2010, as the contractual payment due date fell on a holiday.

Notes Payable

In connection with our acquisition of UCS, we assumed notes payable with a total outstanding balance of approximately $10.1 million at May 31, 2010. These notes are used to fund the purchase of ATMs and have interest rates ranging from 8% to 10.5% with maturity dates ranging from March 2011 through July 2015.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. We complied with these covenants as of May 31, 2010.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2010 and 2009, accounts payable and accrued liabilities consisted of the following:

	2010	2009
	(in thousands)
Trade accounts payable	$15,426	$36,858
Compensation and benefits	31,663	30,801
Third party processing expenses	13,767	10,846
Commissions to third parties	38,729	34,525
Assessment expenses	14,237	13,715
Transition services payable to HSBC UK and HSBC Asia Pacific	9,594	14,258
Other	50,159	26,697

	$173,575	$167,700

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

The measurement date for the pension plans is May 31, which coincides with the plans’ fiscal year. Our plan expenses for fiscal 2010, 2009 and 2008 were actuarially determined.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the aggregate pension plan changes in the benefit obligations and fair value of assets over the two year period ending May 31, 2010 and a statement of estimated future benefit payments at May 31 for each year:

Changes in benefit obligations

	2010	2009
	(in thousands)
Benefit obligation at beginning of year	$9,469	$9,346
Interest cost	652	630
Actuarial loss (gain)	2,337	(211)
Benefits paid	(336)	(296)

Balance at end of year	$12,122	$9,469

Changes in plan assets

	2010	2009
	(in thousands)
Fair value of plan assets at beginning of year	$6,984	$8,873
Actual return on plan assets	1,050	(1,793)
Employer contributions	243	200
Benefits paid	(336)	(296)

Fair value of plan assets at end of year	$7,941	$6,984

Amounts recognized in consolidated balance sheets

	2010	2009
	(in thousands)
Current assets	$—	$—
Noncurrent liabilities	(4,181)	(2,485)

Total	$(4,181)	$(2,485)

Information about accumulated benefit obligation

	2010	2009
	(in thousands)
Projected benefit obligation	$12,122	$9,469
Accumulated benefit obligation	12,122	9,469

Components of net periodic benefit cost

	2010	2009	2008
	(in thousands)
Interest cost	$652	$630	$600
Expected return on plan assets	(556)	(707)	(678)
Amortization of prior service cost	14	14	14
Amortization of net loss	209	—	40

Net pension expense (income)	$319	$(63)	$(24)

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)

	2010	2009	2008
	(in thousands)
Net actuarial loss (gain)	$1,843	$2,289	$(689)
Amortization of net loss	(210)	—	(40)
Amortization of prior service cost	(14)	(14)	(14)

Total recognized in other comprehensive loss (income)	$1,619	$2,275	$(743)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are not significant.

Amounts recognized in accumulated other comprehensive income (loss)

	2010	2009	2008
	(in thousands)
Net actuarial loss	$4,545	$2,911	$622
Prior service cost	88	102	116
Deferred income tax benefit	(1,684)	(1,099)	(267)

Total	$2,949	$1,914	$471

Weighted average assumptions used to determine benefit obligations (at end of period)

	2010	2009	2008
Discount rate—Qualified Plan	5.75%	7.00%	6.75%
Discount rate—SERP	5.75	7.00	6.75
Rate of increase in compensation levels	N/A	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost

	2010	2009	2008
Discount rate—Qualified Plan	7.00%	6.75%	6.00%
Discount rate—SERP	7.00	6.75	6.00
Expected long-term rate of return on assets	8.00	8.00	8.00
Rate of increase in compensation levels	N/A	N/A	N/A

The expected long-term return on plan assets was derived by applying the weighted-average target allocation to the expected return by asset category shown in the table below. These assumptions and allocations were evaluated using input from a third party consultant. Overall, the expected return assumption for each asset class utilized is based on expectation of future returns.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Plan assets

The pension plan weighted average asset allocations at May 31, 2010 and 2009 by asset category are as follows:

Asset Category	2010	2009	Target 2010	Expected Return
Equity securities	56.0%	56.0%	70.0%	9.0%
Debt securities	38.0	39.0	30.0	5.7
Real estate	2.0	1.0	0.0	0.0
Cash equivalents	4.0	4.0	0.0	0.0

Total	100.0%	100.0%	100.0%	8.0%

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

Contributions

We expect to contribute $0.6 million to the noncontributory defined benefit pension plan in fiscal 2011. We do not expect to make contributions to the SERP in fiscal 2011.

Estimated future benefit payments

The following benefit payments are expected to be paid during the years ending May 31 (in thousands):

2011	$338
2012	358
2013	420
2014	443
2015	484
2016-2020	$3,466

Employee Retirement Savings Plan

We have a deferred compensation 401(k) Plan. The plan provides tax deferred amounts for each participant consisting of employee elective contributions and certain of our matching contributions. We contributed $2.1 million, $2.1 million and $1.8 million to the 401(k) Plan in each of the years ended May 31, 2010, 2009 and 2008, respectively.

We also have defined contribution plans in the United Kingdom and Asia-Pacific. For the year ended May 31, 2010 and 2009, we contributed $1.5 million and $1.3 million, respectively, to the United Kingdom plan. We contributed $1.9 million, $0.6 million and $0.5 million to the plans in the Asia-Pacific in each of the years ended May 31, 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES

The provisions for income taxes for the fiscal years ended May 31 include:

	2010	2009	2008
	(in thousands)
Current tax expense:
Federal	$37,151	$64,308	$69,633
State	1,561	4,758	4,523
Foreign	14,266	6,927	4,957

	52,978	75,993	79,113

Deferred tax expense:
Federal	23,240	2,381	4,427
State	1,933	349	650
Foreign	9,228	6,529	1,371

	34,401	9,260	6,448

Provision for income taxes	87,379	85,252	85,561

Tax allocated to noncontrolling interest in a taxable entity	(587)	(1,622)	(700)

Net income tax expense	$86,792	$83,630	$84,861

The following presents our income before income taxes on continuing operations for the fiscal years ended May 31:

	2010	2009	2008
	(in thousands)
Income before income taxes and noncontrolling interest—U.S.	$189,116	$204,947	$227,860
Income before income taxes and noncontrolling interest—Foreign	121,273	87,322	18,899

Income from continuing operations before income taxes	310,389	292,269	246,759
Noncontrolling interest, net of tax	(15,792)	(36,961)	(8,061)
Tax expense allocated to noncontrolling interest	(587)	(1,622)	(700)

Income from continuing operations attributable to Global Payments before income taxes	$294,010	253,686	238,998

Our effective tax rates, as applied to income before income taxes on continuing operations including the effect of noncontrolling interest, for the years ended May 31, 2010, 2009, and 2008 respectively, differ from federal statutory rates as follows:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.8	1.3	1.4
Foreign income taxes	(3.3)	(2.4)	(1.1)
Foreign interest income not subject to tax	(1.9)	(1.7)	0.0
Tax credits and other	(1.0)	0.8	0.3

Effective tax rate	29.6%	33.0%	35.6%

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Deferred income taxes as of May 31, 2010 and 2009 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. Our investments in certain foreign subsidiaries are permanently invested abroad and will not be repatriated to the United States in the foreseeable future. In accordance with FASB guidance, because those earnings are considered to be indefinitely reinvested, no domestic federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

As of May 31, 2010 and 2009, principal components of deferred tax items were as follows:

	2010	2009
	(in thousands)
Deferred tax assets:
Equity compensation	$11,956	$11,681
Bad debt expense	3,038	3,298
Foreign NOL carryforward	3,754	4,903
U.S. NOL carryforward	2,826	—
U.S. capital loss carryforward	18,011	—
Basis difference—UK business	87,474	—
Tax credits	2,685	6,116

	129,744	25,998
Less: valuation allowance	(22,406)	(9,513)

Net deferred tax asset	107,338	16,485

Deferred tax liabilities:
Accrued expenses and other	495	5,025
Foreign currency translation	32,258	32,813
Acquired intangibles	40,885	41,484
Prepaid expenses	4,354	4,719
Property and equipment	24,389	5,060

	102,381	89,101

Net deferred tax asset (liability)	4,957	(72,616)
Less: current net deferred tax asset	2,752	3,789

Net noncurrent deferred tax asset (liability)	$2,205	$(76,405)

As required by FASB guidance, we offset current and non-current deferred tax assets and deferred tax liabilities by tax jurisdiction for purposes of balance sheet presentation. The following is a reconciliation of the non-current deferred tax assets and liabilities reflected on our balance sheets to the amounts disclosed above for footnote purposes, which do not reflect offsetting by tax jurisdiction:

2010
(in thousands)
Non-current deferred income tax asset per balance sheet	$90,470
Non-current deferred income tax liability per balance sheet	(88,265)

Net non-current deferred tax asset	$2,205

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the fiscal year ended May 31, 2010 are summarized below (in thousands):

Valuation allowance at May 31, 2009	$(9,513)
Allowance for net operating losses of foreign subsidiaries	1,584
Allowance for U.S. capital loss carryforward	(18,011)
Other	3,534

Valuation allowance at May 31, 2010	$(22,406)

Net operating loss carryforwards of foreign subsidiaries totaling $21.6 million and U.S. net operating loss carryforwards acquired during the current fiscal year totaling $7.9 million at May 31, 2010 will expire if not utilized between May 31, 2014 and May 31, 2017. Capital loss carryforwards of U.S. subsidiaries totaling $18.0 million will expire if not utilized by May 31, 2015. Tax credit carryforwards totaling $2.7 million at May 31, 2010 will expire if not utilized between May 31, 2014 and May 31, 2020.

Due to the June 12, 2009 acquisition of the remaining 49% interest from in HSBC Merchant Services LLP, our tax basis in the LLP exceeds our book basis and we recorded a deferred tax asset, currently valued at $87.5 million. Please see Note 2—Business and Intangible Asset Acquisitions for further information.

As of May 31, 2010, other long-term liabilities included liabilities for unrecognized income tax benefits of $20.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009
	(in thousands)
Balance at the beginning of the year	$10,313	$3,713
Additions based on tax positions related to the current year	13,106	7,258
Additions for tax positions of prior years	151	167
Foreign currency impact for tax positions	(796)	237
Reductions for tax positions of prior years	(2,024)	(1,062)
Settlements with taxing authorities	—	—

Balance at the end of the year	$20,750	$10,313

As of May 31, 2010, the total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.4 million.

We recognize accrued interest related to unrecognized income tax benefits in interest expense and accrued penalty expense related to unrecognized tax benefits in sales, general and administrative expenses. Interest and penalties recognized in the income statement were insignificant in fiscal years 2010, 2009 and 2008.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, United Kingdom and Canada. With few exceptions, we are no longer subject to income tax examinations for years ended May 31, 2004 and prior.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 10—SHAREHOLDERS’ EQUITY

On April 23, 2010, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100.0 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2,382,890 shares of our common stock at a cost of $100.0 million, or an average of $41.97 per share, including commissions. Repurchased shares are held as treasury stock.

In addition, we have $13.0 million remaining under the authorization from our original share repurchase program initiated during fiscal 2007. These repurchased shares were retired and are available for future issuance. We did not repurchase shares under this plan in fiscal 2010. This authorization has no expiration date and may be suspended or terminated at any time.

NOTE 11—SHARE-BASED AWARDS AND OPTIONS

As of May 31, 2010, we have four share-based employee compensation plans. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of May 31, 2010 are 2.7 million for the 2005 Plan and 0.4 million for the Director Plan.

Certain executives are also granted Performance-Based Restricted Stock Units (“RSU”s). RSUs represent the right to earn shares of Global stock if certain performance measures are achieved during the grant year. The target number of RSUs and target performance measures are set by our Compensation Committee. RSUs are converted to a stock grant only if the Company’s performance during the fiscal year exceeds pre-established goals

The following table summarizes the share-based compensation cost charged to income for (i) all stock options granted, (ii) our employee stock purchase plan, and (iii) our restricted stock program. The total income tax benefit recognized for share-based compensation in the accompanying statements of income is also presented.

	2010	2009	2008
Share-based compensation cost	$18.1	$14.6	$13.8
Income tax benefit	$(6.3)	$(5.2)	$(4.9)

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The following is a summary of our stock option plans as of and for the years ended May 31, 2010 and 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in millions)
Outstanding at May 31, 2008	4,536	$27
Granted	260	43
Forfeited	(91)	39
Exercised	(412)	22

Outstanding at May 31, 2009	4,293	28
Granted	285	43
Forfeited	(179)	28
Exercised	(1,357)	23

Outstanding at May 31, 2010	3,042	31

Options vested and exercisable at May 31, 2010	2,369	$28	3.9	$33

Options vested and exercisable at May 31, 2009	3,292	$28	4.6	$24

The aggregate intrinsic value of stock options exercised during the fiscal years 2010, 2009 and 2008 was $30.1 million, $8.1 million and $16.9 million, respectively. As of May 31, 2010, we had $4.9 million of total unrecognized compensation cost related to unvested options, which we expect to recognize over a weighted average period of 1.7 years.

The weighted average grant-date fair values of each option granted in fiscal 2010, 2009, and 2008 under each plan are as follows:

	2010	2009	2008
2005 Plan	$14	$13	$13
Director Plan	$15	$13	$15

The fair value of each option granted during fiscal 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	2010	2009	2008
2005 Plan:
Risk-free interest rates	2.72%	3.15%	4.49%
Expected volatility	32.31%	28.27%	31.67%
Dividend yields	0.21%	0.19%	0.19%
Expected lives	5 years	5 years	5 years

Director Plan:
Risk-free interest rates	2.24%	2.68%	4.21%
Expected volatility	32.31%	28.17%	31.70%
Dividend yields	0.21%	0.19%	0.19%
Expected lives	5 years	5 years	5 years

NOTES TO CONSOLIDATED

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

The following table summarizes the changes in non-vested restricted stock awards for the years ended May 31, 2010 and 2009 (share awards in thousands):

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at May 31, 2008	518	$39
Granted	430	43
Vested	(159)	39
Forfeited	(27)	41

Non-vested at May 31, 2009	762	42
Granted	420	42
Vested	(302)	41
Forfeited	(167)	43

Non-vested at May 31, 2010	713	42

The weighted average grant-date fair value of share awards granted in the year ended May 31, 2008 was $38. The total fair value of share awards vested during the years ended May 31, 2010, 2009 and 2008 was $12.4 million, $6.2 million and $4.1 million, respectively.

We recognized compensation expense for restricted stock of $12.1 million, $9.0 million, and $5.7 million in the years ended May 31, 2010, 2009 and 2008. As of May 31, 2010, there was $21.1 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of May 31, 2010, 0.9 million shares had been issued under this plan, with 1.5 million shares reserved for future issuance.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The weighted average grant-date fair value of each designated share purchased under this plan was $7, $6 and $6 in the years ended May 31, 2010, 2009 and 2008, respectively. These values represent the fair value of the 15% discount.

NOTE 12—NONCONTROLLING INTERESTS

Effective June 1, 2009, we adopted the FASB guidance on noncontrolling interests. The following table details the components of redeemable noncontrolling interests for the fiscal years ended 2010 and 2009:

	2010	2009
	(in thousands)
Beginning balance	$399,377	$87,390
Increase in redeemable noncontrolling interests resulting from acquisitions	—	429,897
Acquisition of redeemable noncontrolling interest	(307,675)	—
Net income attributable to redeemable noncontrolling interests, net of tax	7,763	29,490
Distributions to redeemable noncontrolling interest	(11,896)	(25,461)
Increase (decrease) in fair value of redeemable noncontrolling interests	15,103	(121,939)

Ending balance	$102,672	$399,377

For the fiscal years ended 2010, 2009 and 2008, net income included in the consolidated statements of changes in shareholders’ equity is reconciled to net income presented in the consolidated statements of income as follows:

	2010	2009	2008
	(in thousands)
Net income attributable to Global Payments	$203,317	$37,217	$162,754
Net income attributable to nonredeemable noncontrolling interest, net of tax	8,029	7,471	8,860

Subtotal	211,346	44,688	171,614
Net income (loss) attributable to redeemable noncontrolling interest, net of tax	7,763	29,490	(799)

Net income including noncontrolling interest	$219,109	$74,178	$170,815

NOTE 13—SEGMENT INFORMATION

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

Information about profit and assets

We evaluate performance and allocate resources based on the operating income of each segment. The operating income of each segment includes the revenues of the segment less those expenses that are directly

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

related to those revenues. Operating overhead, shared costs and certain compensation costs are included in corporate in the following table. Interest expense or income and income tax expense are not allocated to the individual segments. Lastly, we do not evaluate performance or allocate resources using segment asset data. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the years ended May 31, 2010, 2009, and 2008:

	2010	2009	2008
	(in thousands)
Revenues:
United States	$902,844	$805,557	$731,214
Canada	317,272	301,294	267,249

North America merchant services	1,220,116	1,106,851	998,463
Europe	315,023	265,121	59,778
Asia-Pacific	107,329	90,334	72,367

International merchant services	422,352	355,455	132,145

Consolidated revenues	$1,642,468	$1,462,306	$1,130,608

Operating income for segments:
North America merchant services	$275,386	$272,972	$275,355
International merchant services	113,699	82,763	17,674
Corporate	(65,806)	(63,189)	(53,989)
Impairment, restructuring and other	—	—	(1,317)

Consolidated operating income	$323,279	$292,546	$237,723

Depreciation and amortization:
North American merchant services	$26,221	$23,443	$26,208
International merchant services	40,564	38,074	12,176
Discontinued operations	1,363	4,263	5,192
Corporate	519	508	458

Consolidated depreciation and amortization	$68,667	$66,288	$44,034

Our results of operations and our financial condition are not significantly reliant upon any single customer.

The following is a breakdown of long-lived assets by geographic regions as of May 31, 2010 and 2009:

	2010	2009
	(in thousands)
United States	$263,385	$302,048
Canada	165,862	158,978
Europe	447,683	516,093
Asia-Pacific	81,208	80,976
Latin America	—	1,345

	$958,138	$1,059,440

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 14—COMMITMENTS AND CONTINGENCIES

Leases

We conduct a major part of our operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for fiscal 2010, 2009 and 2008 was $32.8 million, $30.2 million, and $30.4 million, respectively.

Future minimum lease payments for all noncancelable leases at May 31, 2010 were as follows:

Operating Leases
2011	$9,856
2012	3,803
2013	2,538
2014	1,580
2015	928
Thereafter	1,428

Total future minimum lease payments	$20,133

Legal

We are party to a number of claims and lawsuits incidental to our business. In the opinion of management, the reasonably possible outcome of such matters, individually or in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Taxes

We define operating taxes as tax contingencies that are unrelated to income taxes, such as sales and property taxes. During the course of operations, we must interpret the meaning of various operating tax matters in the United States and in the foreign jurisdictions in which we do business. Taxing authorities in those various jurisdictions may arrive at different interpretations of applicable tax laws and regulations as they relate to such operating tax matters, which could result in the payment of additional taxes in those jurisdictions.

As of May 31, 2010 and 2009 we did not have a liability for operating tax items. The amount of the liability is based on management’s best estimate given our history with similar matters and interpretations of current laws and regulations.

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Number for Visa transactions and Interbank Card Association number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2010.

On June 18, 2010, CIBC provided notice that it will not renew its sponsorship with us for Visa in Canada after the initial ten year term. As a result, their Canadian Visa sponsorship will expire in March 2011. We are

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

pursuing alternatives to CIBC’s sponsorship, including filing an application with the Canadian regulatory authorities for the formation of a wholly owned loan company in Canada which could serve as our financial institution sponsor and negotiating with other financial institutions.

Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”). HSBC Asia Pacific may exercise the Put Option on the fifth anniversary of the closing of the acquisition (July 2011) and on each anniversary thereafter. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $102.7 million as of May 31, 2010. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of May 31, 2010 on our consolidated balance sheet.

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

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$72,649	$87,591	$72,827
Interest paid	$12,728	$10,425	$6,339
Accrued liability for repurchase of common stock	$1,920	—	—

Financing receivables:
Investment in equipment for financing leases	$(1,932)	—	—
Principal collections from customers – financing leases	1,753	—	—

Net increase in financing receivables	$(179)	—	—

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 16—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended May 31, 2010 and 2009 (in thousands, except per share data) are as follows:

	Quarter Ended
	August 31	November 30	February 28	May 31
2010:
Revenues (1)	$409,932	$408,951	$398,535	$425,050
Operating income (1)	89,243	88,702	73,849	71,485
Income from continuing operations, net of tax (1)	60,256	61,314	50,729	50,711
Income (loss) from discontinued operations, net of tax (1)	2,188	4,868	722	(11,679)
Net income attributable to Global Payments (1)	57,831	62,835	48,461	34,190
Basic earnings per share (1)	0.72	0.77	0.60	0.42
Diluted earnings per share (1)	0.71	0.76	0.59	0.42

2009:
Revenues (1)	$368,960	$365,884	$359,528	$367,934
Operating income (1)	88,619	77,882	62,383	63,662
Income from continuing operations, net of tax (1)	62,946	57,206	42,700	44,165
Income (loss) from discontinued operations, net of tax (1)	2,902	3,040	(141,418)	2,637
Net income (loss) attributable to Global Payments (1)	57,527	48,907	(106,776)	37,559
Basic earnings per share (loss) (1)	0.72	0.61	(1.33)	0.47
Diluted earnings per share (loss) (1)	0.71	0.60	(1.33)	0.46

(1)	Amounts related to our discontinued operations in fiscal quarters prior to November 30, 2009 have been reclassified to conform with current presentation. Please see Note 3 – Discontinued Operations for further information.

GLOBAL PAYMENTS INC.

SCHEDULE II

Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Balances	Uncollectible Accounts Write-Off	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts
May 31, 2008	$451	$1 ,396	—	$1,358	$489
May 31, 2009	489	1,292	—	1,228	553
May 31, 2010	553	1,688	—	1,972	269
Reserve for operating losses—Merchant card processing (1)
May 31, 2008	$2,776	$5,749	—	$5,150	$3,375
May 31, 2009	3,375	7,081	—	6,949	3,507
May 31, 2010	3,507	9,593	—	7,290	5,810
Reserve for sales allowances—Merchant card processing (1)
May 31, 2008	$328	$4,248	—	$4,087	$489
May 31, 2009	489	5,041	—	3,998	1,532
May 31, 2010	1,532	5,542	—	6,203	871
Reserve for operating losses—Check guarantee processing
May 31, 2008	$5,139	$23,906	—	$22,980	$6,065
May 31, 2009	6,065	17,948	—	19,987	4,026
May 31, 2010	4,026	14,932	—	14,750	4,208

(1)	Included in settlement processing obligations

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2010, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of May 31, 2010, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors and our corporate governance contained under the headings “Certain Information Concerning the Nominees and Directors,” “Other Information About the Board and its Committees” and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be delivered in connection with our 2010 Annual Meeting of Shareholders to be held on September 30, 2010.

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

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Paul R. Garcia	58	Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors (since October 2002); Chief Executive Officer of Global Payments (since February 2001); Chief Executive Officer of NDC eCommerce (July 1999 – January 2001); President and Chief Executive Officer of Productivity Point International (March 1997 – September 1998); Group President of First Data Card Services (1995–1997); Chief Executive Officer of National Bancard Corporation (NaBANCO) (1989–1995).

David E. Mangum	44	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer (since November 2008) of Global Payments; Executive Vice President of Fiserv Corp., which acquired CheckFree Corporation in December 2007, (December 2007 – August 2008); Executive Vice President and Chief Financial Officer of CheckFree Corporation (July 2000 to December 2007); Senior Vice President, Finance and Accounting of CheckFree Corporation (September 1999 – June 2000); Vice President, Finance and Administration, Managed Systems Division for Sterling Commerce, Inc. (July 1998 – September 1999)

Joseph C. Hyde	36	President – International	President - International (since November 2008); Executive Vice President and Chief Financial Officer (October 2005 – November 2008) of Global Payments; Senior Vice President of Finance of Global Payments (December 2001 – October 2005); Vice President of Finance of Global Payments (February 2001 – December 2001); Vice President of Finance of NDC eCommerce (June 2000 – January 2001); Associate, Alvarez & Marsal (1998–2000); Analyst, The Blackstone Group (1996-1998).

Daniel C. O’Keefe	43	Senior Vice President and Chief Accounting Officer	Senior Vice President and Chief Accounting Officer (since August 2008); Vice President of Accounting Policy and External Reporting (April 2008 – August 2008); Chief Accounting Officer of Ocwen Financial Corporation (November 2006 – April 2008); Vice President, Business Management of RBS Lynk (February 2005 – October 2006); Assistant Controller of Beazer Homes, USA Inc. (November 2002 – November 2005)

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Morgan M. Schuessler	40	Executive Vice President and Chief Administrative Officer	Executive Vice President and Chief Administrative Officer (since November 2008); Executive Vice President, Human Resources and Corporate Communications of Global Payments (June 2007 – November 2008); Senior Vice President, Human Resources and Corporate Communications of Global Payments (June 2006 – June 2007); Senior Vice President, Marketing and Corporate Communications of Global Payments (October 2005 – June 2006); Vice President, Global Purchasing Solutions of American Express Company (February 2002 – February 2005).

Suellyn P. Tornay	49	Executive Vice President and General Counsel	Executive Vice President (since June 2004) and General Counsel for Global Payments Inc. (since February 2001); Interim General Counsel for NDCHealth (1999–2001); Group General Counsel, eCommerce Division of NDCHealth (1996–1999); Senior Attorney, eCommerce Division of NDCHealth (1987–1995); Associate, Powell, Goldstein, Frazer, & Murphy (1985–1987).

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

ITEM 11—EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation contained under the headings “Other Information about the Board and its Committees,” “Compensation and Other Benefits” and “Report of the Compensation Committee” from our proxy statement to be delivered in connection with our 2010 Annual Meeting of Shareholders to be held on September 30, 2010.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings “Common Stock Ownership of Management” and “Common Stock Ownership by Certain Other Persons” from our proxy statement to be delivered in connection with our 2010 Annual Meeting of Shareholders to be held on September 30, 2010.

We have four compensation plans under which our equity securities are authorized for issuance. The Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan, Global Payments Inc. Amended and Restated 2005 Incentive Plan, the Non-Employee Director Stock Option Plan, and Employee Stock Purchase Plan have been approved by security holders. The information in the table below is as of May 31, 2010. For more information on these plans, see Note 11 to notes to consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	3,042,337	$31.44	4,632,007	(1)
Equity compensation plans not approved by security holders:	—	—	—

Total	3,042,337	$31.44	4,632,007	(1)

(1)	Also includes shares of common stock available for issuance other than upon the exercise of an option, warrant or right under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated, the Global Payments Inc. Amended and Restated 2005 Incentive Plan and an Amended and Restated 2000 Non-Employee Director Stock Option Plan.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates and the independence of our Board of Directors contained under the headings “Certain Relationships and Related Transactions” and “Other Information about the Board and its Committees—Director Independence” from our proxy statement to be delivered in connection with our 2010 Annual Meeting of Shareholders to be held on September 30, 2010.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading “Auditor Information” from our proxy statement to be delivered in connection with our 2010 Annual Meeting of Shareholders to be held on September 30, 2010.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.    Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8-Financial Statements and Supplementary Data” of this report:

(a) 2.    Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts	89

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

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement dated January 26, 2001 between Global Payments Inc. and SunTrust Bank, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2001, File No. 001-16111, and incorporated herein by reference.

4.2	Form of certificate representing Global Payments Inc. common stock as amended, filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.1	Form of Marketing Alliance Agreement with Canadian Imperial Bank of Commerce as amended, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 20, 2001, File No. 001-16111, and incorporated herein by reference.

10.2*	Employment Agreement for Paul R. Garcia, as amended, filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.3*	Amendment to Employment Agreement for Paul R. Garcia, filed as Exhibit 10.3 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference

10.4*	Employment Agreement for James G. Kelly, filed as Exhibit 99.1 to the Registrant’s Form 8-K/A dated June 2, 2006, File No. 001-16111, and incorporated herein by reference.

10.5*	Amendment to Employment Agreement for James G. Kelly, filed as Exhibit 10.4 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.6*	Amendment to Employment Agreement for James G. Kelly, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated April 21, 2010, File No. 001-16111, and incorporated herein by reference.

10.7*	Amended and Restated Employment Agreement for Joseph C. Hyde dated November 3, 2008, filed as Exhibit 10.6 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.8*	Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111, and incorporated herein by reference.

10.9*	Amendment to Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.5 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.10*	Amended and Restated 2000 Long-Term Incentive Plan, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated May 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.10*	First Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated March 28, 2007, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.12*	Second Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated December 15, 2008 filed as Exhibit 10.1 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.13*	Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.14*	Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007 filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.15*	Amended and Restated 2000 Employee Stock Purchase Plan filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.16*	Form of Global Payments Inc. Supplemental Executive Retirement Plan as amended, filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.17*	Third Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated December 31, 2008 filed as Exhibit 10.2 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.18*	Form of Performance Unit Award (U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.19*	Form of Performance Unit Award (Non-U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.20*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.21*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (Hong Kong employees) filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.22*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (certain Asia-Pacific employees) filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.23*	Form of Restricted Stock Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.24*	Form of Stock-Settled Restricted Stock Unit Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.25	Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, dated November 19, 2004, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2004, File No. 001-16111 and incorporated herein by reference.

10.26	Amendment No. 1 dated November 18, 2005, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 18, 2005, File No. 001-16111 and incorporated herein by reference.

10.27	Amendment No. 2 dated November 16, 2006, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 17, 2006, File No. 001-16111 and incorporated herein by reference.

10.28	Amendment No. 3 dated July 21, 2009, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.29	Credit Agreement dated as of November 16, 2006, among Global Payments Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated November 17, 2006, File No. 001-16111 and incorporated herein by reference.

10.30	Amendment No. 1 dated as of May 23, 2008, to the Credit Agreement dated as of November 16, 2006, among Global Payments Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and lenders named therein filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.31	Asset Purchase Agreement with HSBC Bank plc dated June 17, 2008 filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated May 31, 2008, File No. 001-16111, and incorporated herein by reference.

10.32	First Amendment to Asset Purchase Agreement with HSBC Bank plc, dated June 12, 2009 filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.33	Term Loan Credit Agreement dated as of June 23, 2008, among Global Payments Inc., JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., Regions Bank and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Term Loan Credit Agreement dated as of June 23, 2008, File No. 001-16111 and incorporated herein by reference.

10.34	Form of Marketing Alliance Agreement with HSBC Bank plc dated June 30, 2008 filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated May 31, 2008, File No. 001-16111, and incorporated herein by reference.

10.35	First Amended and Restated Marking Alliance Agreement with HSBC Bank plc, dated June 12, 2009 filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.36	Term Loan Credit Agreement dated as of July 10,2009, among Bank of America, N.A., Banc of America Securities LLC, Compass Bank, Toronto Dominion (New York) LLC, Bank of Tokyo-Mitsubishi UFJ Trust Company, SunTrust Bank, and U.S. Bank, N/A., and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Term Loan Credit Agreement dated as of June 23, 2008, File No. 001-16111 and incorporated herein by reference.

10.37	Instrument of Transfer with HSBC Bank plc dated June 12, 2009 filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.38	Stock Purchase Agreement dated as of November 18, 2009 filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 8-K dated November 18, 2009, File No. 001-16111, and incorporated herein by reference.

10.39* **	Amended and Restated Employee Stock Purchase Plan dated June 3, 2010.

14	Code of Ethics for Senior Financial Officers, filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111 and incorporated herein by reference.

18	Preferability Letter from Independent Registered Public Accounting Firm filed as Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q dated February 28, 2006, File No. 001-16111 and incorporated herein by reference.

21**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2**	Rule 13a-14(a)/15d-14(a) Certification of CFO

32**	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory management agreement
**	Filed with this report

(b)	Exhibits

See the “Index to Exhibits” on page 99.

(c)	Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2010.

GLOBAL PAYMENTS INC.

By:	/s/ PAUL R. GARCIA
Paul R. Garcia
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID E. MANGUM
David E. Mangum
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DANIEL C. O’KEEFE
Daniel C. O’Keefe
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by Registrant the following persons on behalf of Global Payments Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL R. GARCIA Paul R. Garcia	Chairman of the Board	July 28, 2010

/S/ WILLIAM I JACOBS William I Jacobs	Lead Director	July 28, 2010

/S/ EDWIN H. BURBA, JR. Edwin H. Burba, Jr.	Director	July 28, 2010

/S/ ALEX W. (PETE) HART Alex W. (Pete) Hart	Director	July 28, 2010

/S/ RAYMOND L. KILLIAN Raymond L. Killian	Director	July 28, 2010

/S/ RUTH ANN MARSHALL Ruth Ann Marshall	Director	July 28, 2010

/S/ ALAN M. SILBERSTEIN Alan M. Silberstein	Director	July 28, 2010

/S/ MICHAEL W. TRAPP Michael W. Trapp	Director	July 28, 2010

/S/ GERALD J. WILKINS Gerald J. Wilkins	Director	July 28, 2010

GLOBAL PAYMENTS INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description
10.39	Amended and Restated Employee Stock Purchase Plan dated June 3, 2010.

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.