Form 10-Q
period 2010-08-31
GLOBAL PAYMENTS INC
filed 2010-10-12
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

The number of shares of the issuer’s common stock, no par value outstanding as of September 30, 2010 was 79,675,656.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended August 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended August 31,
	2010	2009

Revenues	$440,138	$409,932

Operating expenses:
Cost of service	151,041	141,204
Sales, general and administrative	206,990	179,485

	358,031	320,689

Operating income	82,107	89,243

Other income (expense):
Interest and other income	1,537	690
Interest and other expense	(4,841)	(4,141)

	(3,304)	(3,451)

Income from continuing operations before income taxes	78,803	85,792
Provision for income taxes	(24,981)	(25,536)

Income from continuing operations	53,822	60,256
(Loss) income from discontinued operations, net of tax	(28)	2,188

Net income including noncontrolling interests	53,794	62,444
Less: Net income attributable to noncontrolling interests, net of income tax provision of $295 and $332, respectively	(4,426)	(4,613)

Net income attributable to Global Payments	$49,368	$57,831

Amounts attributable to Global Payments:
Income from continuing operations	$49,396	$55,643
(Loss) income from discontinued operations, net of tax	(28)	2,188

Net income attributable to Global Payments	$49,368	$57,831

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$0.62	$0.69
(Loss) income from discontinued operations	—	0.03

Net income attributable to Global Payments	$0.62	$0.72

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$0.61	$0.68
(Loss) income from discontinued operations	—	0.03

Net income attributable to Global Payments	$0.61	$0.71

Dividends per share	$0.02	$0.02

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 31, 2010	May 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$578,213	$769,946
Accounts receivable, net of allowances for doubtful accounts of $384 and $269, respectively	150,777	131,817
Claims receivable, net of allowances for losses of $4,618 and $4,208, respectively	921	664
Settlement processing assets	43,333	13,741
Inventory, net of obsolescence reserves of $887 and $908, respectively	6,731	9,740
Deferred income taxes	4,028	2,752
Prepaid expenses and other current assets	21,266	39,604

Total current assets	805,269	968,264

Goodwill	582,252	569,090
Other intangible assets, net of accumulated amortization of $153,820 and $145,076, respectively	202,908	205,110
Property and equipment, net of accumulated depreciation of $130,407 and $119,402, respectively	202,928	183,938
Deferred income taxes	93,838	90,470
Other	21,550	22,454

Total assets	$1,908,745	$2,039,326

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$84,135	$79,187
Notes payable - current portion	137,898	148,169
Accounts payable and accrued liabilities	180,059	173,575
Settlement processing obligations	105,686	265,110
Income taxes payable	233	6,430

Total current liabilities	508,011	672,471

Notes payable	238,248	272,965
Deferred income taxes	89,858	88,265
Other long-term liabilities	35,317	31,436

Total liabilities	871,434	1,065,137

Commitments and contingencies (See Note 12)

Redeemable noncontrolling interest	105,154	102,672

Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 82,414,198 issued and 79,686,461 outstanding at August 31, 2010 and 82,028,945 issued and 79,646,055 outstanding at May 31, 2010	—	—
Paid-in capital	462,874	460,747
Retained earnings	592,439	544,772
Treasury stock; 2,727,737 and 2,382,890 shares at August 31, 2010 and May 31, 2010, respectively	(112,980)	(100,000)
Accumulated other comprehensive loss	(20,413)	(44,255)

Total Global Payments shareholders’ equity	921,920	861,264
Noncontrolling interest	10,237	10,253

Total equity	932,157	871,517

Total liabilities and equity	$1,908,745	$2,039,326

See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended August 31,
	2010	2009
Cash flows from operating activities:
Net income including noncontrolling interests	$53,794	$62,444
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	9,030	9,002
Amortization of acquired intangibles	7,674	7,920
Provision for operating losses and bad debts	5,246	6,769
Share-based compensation expense	3,492	3,004
Deferred income taxes	3,518	1,596
Other, net	(676)	(158)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(18,960)	(2,883)
Claims receivable	(4,390)	(4,137)
Settlement processing assets and obligations, net	(190,129)	608,711
Inventory	3,096	(7,381)
Prepaid expenses and other assets	(2,796)	(58)
Accounts payable and other accrued liabilities	11,353	1,379
Payables to money transfer beneficiaries	—	(4,465)
Income taxes payable	15,371	14,765

Net cash (used in) provided by operating activities	(104,377)	696,508

Cash flows from investing activities:
Business and intangible asset acquisitions, net of cash acquired	(2,489)	(249)
Capital expenditures	(24,785)	(11,101)
Net decrease in financing receivables	454	—
Proceeds from sale of investment and contractual rights, net	—	253

Net cash used in investing activities	(26,820)	(11,097)

Cash flows from financing activities:
Net borrowings on lines of credit	4,948	1,948
Proceeds from notes payable	1,661	300,487
Principal payments under notes payable	(49,467)	(27,487)
Acquisition of redeemable noncontrolling interest	—	(307,675)
Proceeds from stock issued under employee stock plans, net of repurchases	(474)	4,048
Repurchase of common stock	(14,900)	—
Tax benefit from employee share-based compensation	118	2,599
Distributions to noncontrolling interest	(2,075)	(13,998)
Dividends paid	(1,586)	(1,616)

Net cash used in financing activities	(61,775)	(41,694)

Effect of exchange rate changes on cash	1,239	1,697

(Decrease) increase in cash and cash equivalents	(191,733)	645,414
Cash and cash equivalents, beginning of the period	769,946	426,935

Cash and cash equivalents, end of the period	$578,213	$1,072,349

See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Loss
	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2010	79,646	$460,747	(100,000)	$544,772	$(41,306)	$(2,949)	$861,264	$10,253	$871,517

Comprehensive income:
Net income including noncontrolling interests				49,368			49,368	2,059	51,427
Foreign currency translation adjustment, net of tax of $2,705					23,842		23,842		23,842

Total comprehensive income							73,210	2,059	75,269

Stock issued under employee stock plans, net	385	(474)					(474)		(474)
Tax benefit deficiency from employee share-based compensation, net		(891)					(891)		(891)
Share-based compensation expense		3,492					3,492		3,492
Distributions to noncontrolling interest								(2,075)	(2,075)
Redeemable noncontrolling interests valuation adjustment				(115)			(115)		(115)
Repurchase of common stock	(345)		(12,980)				(12,980)		(12,980)
Dividends paid ($0.02 per share)				(1,586)			(1,586)		(1,586)

Balance at August 31, 2010	79,686	$462,874	(112,980)	$592,439	$(17,464)	$(2,949)	$921,920	$10,237	$932,157

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

				Accumulated Other Comprehensive Loss
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2009	80,445	$405,241	$273,090	$(8,987)	$(1,914)	$667,430	$10,813	$678,243

Comprehensive income (loss):
Net income including noncontrolling interests			57,831			57,831	2,143	59,974
Foreign currency translation adjustment, net of tax of $5,327				10,910		10,910		10,910

Total comprehensive income						68,741	2,143	70,884

Stock issued under employee stock plans, net	564	4,048				4,048		4,048
Tax benefit from employee share-based compensation, net		2,599				2,599		2,599
Share-based compensation expense		3,004				3,004		3,004
Distributions to noncontrolling interest							(2,104)	(2,104)
Redeemable noncontrolling interest valuation adjustment			(14,336)			(14,336)		(14,336)
Deferred tax asset - arising from acquisition of noncontrolling interest			89,965			89,965		89,965
Dividends paid ($0.02 per share)			(1,616)			(1,616)		(1,616)

Balance at August 31, 2009	81,009	$414,892	$404,934	$1,923	$(1,914)	$819,835	$10,852	$830,687

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

As a result of our May 2010 disposition of the money transfer business, this segment has been accounted for as a discontinued operation. Please see Note 3 – Discontinued Operations for further information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”). However, in the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates. We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2010.

Reclassifications— Amounts related to our discontinued operations in our prior period statement of income have been reclassified to conform with the presentation in the current fiscal year.

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

Revenue recognition— Our two merchant services segments primarily include processing solutions for credit cards, debit cards, and check-related services. Revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, independent sales organizations (“ISOs”), and independent sales representatives, all of whom sell our end-to-end services directly to merchants. The other model, referred to as “indirect” merchant services, provides similar basic products and services as our direct model, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to their clients. The primary difference between the models is under the “indirect” model we do not provide bank partner BIN sponsorship services for acquired transactions; that service is provided by other providers. Direct merchant services revenue is generated on services generally priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction or per service rendered. In both merchant services models, we also charge other fees unrelated to the number of transactions or the transaction value.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). We record corresponding liabilities in Settlement processing assets and Settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of August 31, 2010 and May 31, 2010, our cash and cash equivalents included $256.0 million and $199.4 million, respectively, related to Merchant Reserves.

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

Timing differences, interchange expense, Merchant Reserves and exception items cause differences between the amount the Member receives from the card networks and the amount funded to the merchants. The standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we generally follow a net settlement process whereby, if the incoming amount from the card networks precedes the Member’s funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member in our account at the Member bank and record a corresponding liability. Conversely, if the Member’s funding obligation to the merchant precedes the incoming amount from the card networks, the amount of the Member’s net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member assesses a funding cost, which is included in interest and other expense on the accompanying consolidated statements of income. Each participant in the transaction process receives compensation for its services.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of August 31, 2010 and May 31, 2010, our settlement processing assets primarily related to our processing for direct merchants in certain Asia-Pacific markets and the Russian Federation, while our settlement processing obligations primarily related to our processing for direct merchants in the United States and other Asia-Pacific markets. Amounts related to settlement processing for direct merchants in Canada were included with assets as of August 31, 2010 and obligations as of May 31, 2010.

A summary of these amounts as of August 31, 2010 and May 31, 2010 is as follows:

	August 31, 2010	May 31, 2010
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$62,179	$19
Receivable from Members, net	7,899	12,258
Exception items	1,404	1,748
Merchant reserves	(28,149)	(284)

Total	$43,333	$13,741

Settlement processing obligations:
Interchange reimbursement	$150,002	$194,341
Liability to Members, net	(30,562)	(259,947)
Exception items	8,245	6,254
Merchant reserves	(227,809)	(199,077)
Fair value of guarantees of customer chargebacks	(4,694)	(5,810)
Reserves for sales allowances	(868)	(871)

Total	$(105,686)	$(265,110)

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

As of August 31, 2010 and May 31, 2010, $4.7 million and $5.8 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the accompanying unaudited consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended August 31, 2010 and 2009, we recorded such expenses in the amounts of $0.9 million and $1.8 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of August 31, 2010 and May 31, 2010, we have a check guarantee loss reserve of $4.6 million and $4.2 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. For the three months ended August 31, 2010 and 2009, we recorded expenses of $4.1 million and $3.9 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

During fiscal 2010, we placed into service $54.9 million of hardware and software associated with our next generation technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing in the United States, Asia-Pacific, the United Kingdom, and Canada, and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the quarter ended August 31, 2010 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform. We did not place any hardware or software costs associated with G2 into service during the three months ended August 31, 2010.

Goodwill and other intangible assets— We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2010 and determined that no impairment charges were required as of that date. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Goodwill is tested for impairment at the reporting unit level and consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value of goodwill is the impairment loss.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at August 31, 2010 and May 31, 2010.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During fiscal 2010, we recorded a deferred tax asset of $90.0 million ($90.8 million at August 31, 2010) associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP. Please see Note 2 – Business Acquisitions for further information.

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interests, were 33.3% and 31.2% for the three months ended August 31, 2010 and 2009, respectively. Please see Note 6 – Income Tax for further information.

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. We estimate the fair value of our 2009 term loan was $218.5 million at August 31, 2010 ($215.1 million carrying value) and $247.0 million at May 31, 2010 ($246.1 million carrying value). We estimate the fair value of our 2008 term loan was $148.6 million at August 31, 2010 ($150.0 million carrying value) and $160.6 million at May 31, 2010 ($165.0 million carrying value). Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 10.5% and maturity dates ranging from March 2011 through July 2015. At August 31, 2010, we believe the carrying amount of these notes approximates fair value. Please see Note 5 – Long-Term Debt and Credit Facilities for further information.

Financing receivables— Our subsidiary in the Russian Federation purchases Automated Teller Machines (ATMs) and leases those ATMs to certain of our customers. We have determined these arrangements to be direct financing leases. Accordingly, we have $23.0 million and $24.2 million of financing receivables included in prepaid and other current assets (current portion) and other assets (long-term portion) in our August 31, 2010 and May 31, 2010 consolidated balance sheets, respectively.

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determining net income for the period. For the three months ended August 31, 2010 and 2009, our transaction gains and losses were insignificant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended August 31, 2010 and 2009 excludes incremental shares of 1.0 million and 0.9 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three months ended August 31, 2010 and 2009 (in thousands):

	Three Months Ended August 31,
	2010	2009

Basic weighted average shares outstanding	79,597	80,554
Plus: dilutive effect of stock options and restricted stock awards	742	744

Diluted weighted average shares outstanding	80,339	81,298

New accounting pronouncements— In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20). ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17). ASU 2009-17 amends prior accounting for variable interests and requires a company to perform an analysis to determine whether its interests give it a controlling financial interest in a variable interest entity. A company must also assess whether it has the power to direct the activities of the variable interest entity and whether it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. ASU 2009-17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and expands required disclosures. ASU 2009-17 was effective for our fiscal year beginning June 1, 2010 and did not have an impact on our consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—BUSINESS ACQUISITIONS

Fiscal 2011

During the first quarter of fiscal year 2011, we acquired contract-based and customer related intangible assets in our United States merchant services channel for $2.5 million. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of 5 years.

Fiscal 2010

HSBC Merchant Services LLP

On June 12, 2009, we purchased the remaining 49% of HSBC Merchant Services LLP (the “LLP”) from HSBC Bank plc (“HSBC UK”) for $307.7 million in cash. We acquired our initial 51% majority ownership interest in the LLP on June 30, 2008 for which we paid HSBC UK $438.6 million for our 51% interest. We used existing lines of credit to complete the transaction of the remaining 49% of the LLP. In addition, HSBC extended our current ten-year exclusive marketing alliance agreement whereby the bank provides merchant referrals and bank sponsorship to Global Payments to June 2019. The purchase of the remaining 49% of the LLP was recorded as a reduction of redeemable noncontrolling interest. Accordingly, no additional value was ascribed to the assets of the LLP and there was no purchase price allocation for this transaction. As a result, our tax basis in the LLP exceeds our book basis and we recorded a deferred tax asset on the purchase date in the amount of $90.0 million ($90.8 million at August 31, 2010) with a corresponding increase to retained earnings. Additionally, the purchase of our 49% interest in the LLP is reflected as a financing cash outflow in our statement of cash flows because it was treated as an equity transaction.

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

The following table summarizes the purchase price allocation (in thousands):

Goodwill	$11,827
Customer-related intangible assets	4,900
Contract-based intangible assets	1,200
Trademark	300
Property and equipment t	4,815

Total assets acquired	23,042
Working capital, net	(201)
Liabilities	(841)

Net assets acquired	$22,000

None of the goodwill associated with the acquisition is deductible for tax purposes. The customer-related intangible assets have estimated amortization periods of 14 years. The contract-based intangible assets have estimated amortization periods of 2 years. The trademark has an estimated amortization period of 8 years.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HealthCard Systems

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

The following table summarizes the preliminary purchase price allocation (in thousands):

Goodwill	$5,838
Customer-related intangible assets	5,710
Contract-based intangible assets	120

Net assets acquired	$11,668

None of the goodwill associated with the acquisition is deductible for tax purposes. The customer-related intangible assets have estimated amortization periods of 7 years.

Other

In addition, on March 31, 2010, we acquired a contract-based intangible asset in our United States merchant services channel for $0.8 million. This intangible asset is being amortized on a straight-line basis over its estimated useful life of 5 years.

NOTE 3—DISCONTINUED OPERATIONS

On May 26, 2010, we completed the disposition of our DolEx and Europhil-branded money transfer businesses to an affiliate of Palladium Equity Partners, LLC for $85.0 million. Under the terms of the sale and purchase agreement, we received net proceeds of $60.2 million ($85.0 million less $24.8 million cash remaining in the business at closing), subject to final working capital adjustments.

The operating results of the money transfer segment for the three months ended August 31, 2009 have been reported as discontinued operations as follows (in thousands):

August 31, 2009
Revenues	$31,378

Operating income	3,403
Other (expense) income	11

(Loss) income before income taxes	3,414
Income tax benefit (provision)	(1,226)

(Loss) income from discontinued operations, net of tax	$2,188

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of August 31, 2010 and May 31, 2010, goodwill and intangible assets consisted of the following:

	August 31, 2010	May 31, 2010
	(in thousands)
Goodwill	$582,252	$569,090
Customer-related intangible assets	325,990	322,053
Trademarks, finite life	8,131	8,046
Contract-based intangible assets	22,607	20,087

	938,980	919,276

Less accumulated amortization on:
Customer-related intangible assets	143,279	136,333
Trademarks	3,033	2,691
Contract-based intangible assets	7,508	6,052

	153,820	145,076

	$785,160	$774,200

The following table discloses the changes in the carrying amount of goodwill for the three months ended August 31, 2010 (in thousands):

	North America merchant services	International merchant services	Total
Balance at May 31, 2010	$210,065	$359,025	$569,090
Purchase price allocation adjustments	(30)	—	(30)
Effect of foreign currency translation	(1,870)	15,062	13,192

Balance at August 31, 2010	$208,165	$374,087	$582,252

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	August 31, 2010	May 31, 2010
	(in thousands)
Lines of credit:
U.S. Credit Facility	$—	$—
Canada Credit Facility	—	—
National Bank of Canada Credit Facility	—	—
Macau Credit Facility	1,964	1,454
Sri Lanka Credit Facility	2,004	2,382
Philippines Credit Facility	7,350	9,064
Maldives Credit Facility	1,060	2,501
Hong Kong Credit Facility	71,757	63,786

Total credit facilities	84,135	79,187
Notes Payable	11,013	10,064
Term loans	365,133	411,070

Total debt	$460,281	$500,321

Current portion	$222,033	$227,356
Long-term debt	238,248	272,965

Total debt	$460,281	$500,321

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Term Loans

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund the purchase of our initial 51% interest in the LLP. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of August 31, 2010, the interest rate on the term loan was 1.4%. The term loan requires quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of August 31, 2010, the outstanding balance of this term loan was $150.0 million.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. This term loan expires in 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a margin based on our leverage position. As of August 31, 2010, the interest rate on the term loan was 3.3% for the United States dollar borrowing facility and 3.6% for the British Pound Sterling borrowing facility. The term loan requires quarterly principal payments of $11.5 million and £2.2 million beginning with the quarter ended August 31, 2009 and increasing to $17.3 million and £3.3 million beginning with the quarter ending August 31, 2010. As of August 31, 2010, the outstanding balance of this term loan was $166.8 million and £31.5 million ($48.3 million equivalent).

New Overdraft Facilities

On September 22, 2010, we entered into a revolving overdraft facility with HSBC Bank Malaysia Berhad for 90 million Malaysian Ringgits ($28.6 million at August 31, 2010) to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable interest rate plus a margin, and is subject to annual review.

On October 1, 2010, we entered into a revolving overdraft facility with The Hongkong and Shanghai Banking Corporation Limited for 25 million Singapore Dollars ($18.4 million at August 31, 2010) to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable interest rate plus a margin, and is subject to annual review.

Notes Payable

In connection with our acquisition of UCS, we assumed notes payable with a total outstanding balance of approximately $11.0 million at August 31, 2010. These notes have fixed interest rates ranging from 8.0% to 10.5% with maturity dates ranging from March 2011 through July 2013.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our credit facilities and term loans. We are in compliance with these covenants as of August 31, 2010.

NOTE 6—INCOME TAX

As of August 31, 2010, other long-term liabilities included liabilities for unrecognized income tax benefits of $25.0 million and accrued interest and penalties of $0.4 million.

We recognize accrued interest related to our liabilities for unrecognized income tax benefits in interest expense. We accrue penalty expense related to our liabilities for unrecognized tax benefits in sales, general and administrative expenses.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended August 31, 2010, we recognized additional liabilities of $4.2 million for unrecognized income tax benefits. During the three months ended August 31, 2010 and 2009, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were not significant.

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

NOTE 7—SHAREHOLDERS’ EQUITY

On April 23, 2010, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities and other factors. Under this authorization, we repurchased 2,382,890 shares of our common stock at a cost of $100 million, or an average of $41.97 per share, including commissions during the fourth quarter of fiscal 2010. Repurchased shares are held as treasury stock.

During the first quarter of fiscal 2011, we also used the $13.0 million remaining under the authorization from our original share repurchase program initiated during fiscal 2007 to repurchase 344,847 shares of our common stock a cost of $13.0 million, or an average of $37.64 per share, including commissions. These repurchased shares are also held as treasury stock. The remaining shares repurchased under this authorization were retired and are available for future issuance.

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

As of August 31, 2010, we have four share-based employee compensation plans: the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”), and the Employee Stock Purchase Plan. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the the 2000 Plan, the 2005 Plan, and the Director Plan (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of August 31, 2010 are 1.6 million for the 2005 Plan and 0.4 million for the Director Plan.

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

	Three Months Ended
	August 31, 2010	August 31, 2009
	(in millions)
Share-based compensation cost	$3.5	$3.0
Income tax benefit	1.2	1.1

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of our stock option plans as of and for the three months ended August 31, 2010:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Outstanding at May 31, 2010	3,042	$31
Granted	296	38
Forfeited	(85)	28
Exercised	(91)	42

Outstanding at August 31, 2010	3,162	32

Options vested and exercisable at August 31, 2010	2,435	$29	4.3	$21

The aggregate intrinsic value of stock options exercised during the three months ended August 31, 2010 and 2009 was $0.9 million and $9.8 million, respectively. As of August 31, 2010, we had $4.8 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 1.5 years.

The weighted average grant-date fair values of each option granted during the three months ended August 31, 2010 and 2009 were $11 and $14, respectively. The fair value of each option granted during the three months ended August 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the respective period:

	Three Months Ended August 31,
	2010	2009
2005 Plan
Risk-free interest rates	1.74%	2.72%
Expected volatility	31.96%	32.31%
Dividend yields	0.21%	0.21%
Expected lives	5 years	5 years

There were no options granted under the Director Plan during the three months ended August 31, 2010 and 2009.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in non-vested restricted stock awards for the three months ended August 31, 2010.

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)

Non-vested at May 31, 2010	713	$42
Granted	453	38
Vested	(246)	42
Forfeited	(12)	42

Non-vested at August 31, 2010	908	40

The total fair value of shares vested during the three months ended August 31, 2010 was $10.3 million. During the three months ended August 31, 2009, the weighted average grant-date fair value of shares vested was $41 and the total fair value of shares vested was $8.6 million.

We recognized compensation expenses for restricted stock of $2.7 million and $1.7 million in the three months ended August 31, 2010 and 2009, respectively. As of August 31, 2010, there was $35.1 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of August 31, 2010, 0.9 million shares had been issued under this plan, with 1.5 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during the three months ended August 31, 2010 and 2009 was $5 and $6, respectively, which represents the fair value of the 15% discount.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Three Months Ended August 31,
	2010	2009
	(in thousands)

Income taxes paid, net of refunds	$2,538	$1,231
Interest paid	5,460	3,334
Financing receivables:
Investment in equipment for financing leases	$(54)
Principal collections from customers – financing leases	508

Net decrease in financing receivables	$454

NOTE 10—NONCONTROLLING INTERESTS

Effective June 1, 2009, we adopted the FASB guidance on noncontrolling interest. The following table details the components of redeemable noncontrolling interests for the three months ended August 31, 2010 and 2009:

	Three Months Ended August 31,
	2010	2009
	(in thousands)

Beginning balance	$102,672	$399,377
Acquisition of redeemable noncontrolling interest	—	(307,675)
Net income attributable to redeemable noncontrolling interest	2,367	2,470
Distributions to redeemable noncontrolling interest	—	(11,895)
Increase in the maximum redemption amount of redeemable noncontrolling interest	115	14,336

Ending balance	$105,154	$96,613

For the three months ended August 31, 2010 and 2009, net income included in the consolidated statements of changes in shareholders’ equity is reconciled to net income presented in the consolidated statements of income as follows:

	Three Months Ended August 31,
	2010	2009
	(in thousands)

Net income attributable to Global Payments	$49,368	$57,831
Net income attributable to nonredeemable noncontrolling interest	2,059	2,143
Net income attributable to redeemable noncontrolling interest	2,367	2,470

Net income including noncontrolling interest	$53,794	$62,444

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—SEGMENT INFORMATION

General information

We have historically operated in three reportable segments, which were defined as North America Merchant Services, International Merchant Services, and Money Transfer. Beginning with the three months ended November 30, 2009, our Money Transfer segment has been reported as discontinued operations. We completed the disposition of our Money Transfer segment on May 26, 2010. The following tables reflect our segments included in continuing operations. The merchant services segments primarily offer processing solutions for credit cards, debit cards, and check-related services.

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three months ended August 31, 2010 and 2009:

	Three Months Ended
	August 31, 2010	August 31, 2009
	(in thousands)
Revenues:
United States	$255,630	$222,767
Canada	81,213	81,225

North America merchant services	336,843	303,992

Europe	73,796	80,467
Asia-Pacific	29,499	25,473

International merchant services	103,295	105,940

Consolidated revenues	$440,138	$409,932

Operating income for segments:
North America merchant services	$68,368	$75,921
International merchant services	31,393	28,749
Corporate	(17,654)	(15,427)

Consolidated operating income	$82,107	$89,243

Depreciation and amortization:
North America merchant services	$7,664	$7,092
International merchant services	8,919	8,869
Discontinued operations	—	820
Corporate	121	141

Consolidated depreciation and amortization	$16,704	$16,922

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business channel. Global Payments Asia-Pacific Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”). HSBC Asia Pacific may exercise the Put Option on the fifth anniversary of the closing of the acquisition (July 2011) and on each anniversary thereafter. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $105.2 million as of August 31, 2010. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of August 31, 2010 in our consolidated balance sheet.

During fiscal 2009, we sold a 20% interest in Global Payments Credit Services (“GPCS”), a leading credit information company in Russia, to Equifax Decision Systems, BV (“Equifax”) for $3.0 million in cash (the “GPCS sale”). Due to capital contribution requirements included in the GPCS shareholders agreement, we deferred the gain on the sale of the interest. The capital contributions requirement expired on September 1, 2010. The total deferred gain as of August 31, 2010 was $2.6 million and will be recognized during the second quarter of fiscal year 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

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

Our products and services are marketed through a variety of sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions. We seek to leverage the rapid adoption of, and transition to, card based payments by expanding market share in our existing markets through our distribution channels or through acquisitions in North America, the Asia-Pacific region and Europe, and investing in and leveraging technology and people, thereby maximizing shareholder value. We may also seek to enter new markets through acquisitions in the Asia-Pacific region, Europe and South America.

Executive Overview

On May 26, 2010, we completed the disposition of our DolEx and Europhil-branded money transfer businesses to an affiliate of Palladium Equity Partners, LLC for $85.0 million. We recognized an estimated pre-tax loss on disposal of $24.6 million. We also recognized $15.7 million of tax benefits associated with the disposition. As a result of our May 2010 disposition of the money transfer businesses, this segment has been accounted for as a discontinued operation. Amounts related to our discontinued operations in our prior fiscal years’ statements of income have been reclassified to conform with the presentation in the current fiscal year. Please see Note 3 – Discontinued Operations in the notes to the unaudited consolidated financial statements for further information.

Revenues increased $30.2 million during the three months ended August 31, 2010 compared to the prior year’s comparable period. Macroeconomic conditions have caused our average dollar per transaction (average ticket) amounts to decline across our geographic regions compared to the prior year. Revenue growth was driven by our North America merchant services segment as a result of our direct ISO channel which continues to gain market share in the United States as evidenced by our 19% transaction growth compared to the prior year’s comparable period. Revenues decreased by 2% in our International merchant services segment compared to the prior year’s comparable period. This decrease is primarily driven by an unfavorable variance in the

United Kingdom as we exited certain high risk, low margin international acquiring businesses to better align with our overall approach to risk management. This was partially offset by solid growth in the Asia-Pacific region.

Operating income decreased $7.1 million during the three months ended August 31, 2010 compared to the prior year’s comparable period. Operating margins for the three months ended August 31, 2010 declined to 18.7% compared to 21.8% during the three months ended August 31, 2009. The consolidated operating income decline was primarily driven by our North America business, specifically Canada which has recently become a more price competitive market. Our international merchant segment partially offset this and experienced further margin expansion. Corporate costs increased $2.2 million, or 14% due to employee termination benefits, relocation benefits and expenses related to a new Global Service Center in Manila Philippines.

For the three months ended August 31, 2010 currency exchange rate fluctuations increased our revenues by $1.0 million and our earnings by $0.01 per diluted share. To calculate this impact, we converted our fiscal 2010 actual revenues and expenses from continuing operations at fiscal 2009 currency exchange rates. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

Results of Operations

The following table shows key selected financial data for the three months ended August 31, 2010 and 2009, this data as a percentage of total revenue, and the changes between three months ended August 31, 2010 and 2009, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended August 31, 2010	% of Revenue(1)	Three Months Ended August 31, 2009	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$255,630	58%	$222,767	54%	$32,863	15%
Canada	81,213	18	81,225	20	(12)	—

North America merchant services	336,843	77	303,992	74	32,851	11

Europe	73,796	17	80,467	20	(6,671)	(8)
Asia-Pacific	29,499	7	25,473	6	4,026	16

International merchant services	103,295	23	105,940	26	(2,645)	(2)

Total revenues	$440,138	100%	$409,932	100%	$30,206	7%

Consolidated operating expenses:
Cost of service	$151,041	34.3%	$141,204	34.4%	$9,837	7%
Sales, general and administrative	206,990	47.0	179,485	43.8	27,505	15

Operating income	$82,107	18.7%	$89,243	21.8%	$(7,136)	(8)%

Operating income for segments:
North America merchant services	$68,368		$75,921		$(7,553)	(10)%
International merchant services	31,393		28,749		2,644	9
Corporate	(17,654)		(15,427)		(2,227)	(14)

Operating income	$82,107		$89,243		$(7,136)	(8)%

Operating margin for segments:
North America merchant services	20.3%		25.0%		(4.7)%
International merchant services	30.4%		27.1%		3.3%

(1)	Percentage amounts may not sum to the total due to rounding.

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

For the three months ended August 31, 2010, revenues increased 7% to $440.1 million compared to the prior year’s comparable period. For the three months ended August 31, 2010, currency exchange rate fluctuations increased our revenues by $1.0 million.

North America Merchant Services Segment

For the three months ended August 31, 2010, revenue from our North America merchant services segment increased 11% to $336.8 million compared to the prior year’s comparable period.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For the three months ended August 31, 2010, our United States direct credit and debit card processed transactions grew 19%, and our total United States revenue grew 15% compared to the prior year period. For the three months ended August 31, 2010 compared to the prior year’s comparable period, our United States average ticket decreased approximately 4%. We believe this decline is due to a combination of lower consumer spending as a result of a weakened economy, the industry shift to increasing debit transactions, as well as a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants. The effect of consumers replacing cash-based payments with debit card transactions also lowers our overall United States average ticket amounts. Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit, with PIN-based debit representing less than 10% of our total transactions. Aside from the impact of changes in our average ticket, the remaining differences between our transaction growth and revenue growth are due to our service fees, equipment fees, check-related services, and our domestic indirect revenue.

For the three months ended August 31, 2010, our Canadian revenue remained flat compared to the prior year period. Favorable foreign currency trends in Canada were offset by challenging macroeconomic conditions that resulted in reduced spreads due to market-driven pricing pressure as compared to the prior year’s comparable period.

International Merchant Services Segment

For the three months ended August 31, 2010, International merchant services revenue decreased 2% to $103.3 million compared to the prior year period.

Our Europe merchant services revenue for the three months ended August 31, 2010 decreased 8% to $73.8 million compared to the prior year period due to unfavorable fluctuations in foreign currency exchange rates and an unfavorable variance in the United Kingdom as we exited certain high risk, low margin international acquiring businesses to better align with our overall approach to risk management.

Asia-Pacific merchant services revenue for the three months ended August 31, 2010 increased 16% to $29.5 million compared to the prior year period. The growth was due to solid business performance in the Asia Pacific region driven in part by the increasing penetration of dynamic currency conversion products in the region.

Consolidated Operating Expenses

Cost of service consists primarily of the following costs: operations-related personnel, including those who monitor our transaction processing systems and settlement functions; assessment fees paid to card networks; transaction processing systems, including third-party services such as the costs for transition services paid to HSBC in the Asia-Pacific market and the United Kingdom; network telecommunications capability, depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses.

Cost of service increased 7% to $151.0 million for the three months ended August 31, 2010 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 34.3% of revenue for the three months ended August 31, 2010 from 34.4% for the prior year’s comparable period.

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

Sales, general and administrative expenses increased 15% to $207.0 million for the three months ended August 31, 2010 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 47.0% for the three months ended August 31, 2010 compared to 43.8% in the prior year’s comparable period primarily due to employee termination benefits, relocation benefits and expenses related to a new Global Service Center in Manila Philippines, and a proportional increase in commission payments to ISOs as a percentage of ISO revenues.

Operating Income and Operating Margin for Segments

For the purpose of discussing segment operations, we refer to operating income as calculated by subtracting segment direct expenses from segment revenue. Overhead and shared expenses, including share-based compensation costs, are not allocated to segment operations; they are reported in the caption “Corporate.” Similarly, references to operating margin regarding segment operations mean segment operating income divided by segment revenue.

North America Merchant Services Segment

Operating income in the North America merchant services segment decreased 10% to $68.4 million for the three months ended August 31, 2010 compared to the prior year’s comparable period. The operating margin was 20.3% and 25.0% for the three months ended August 31, 2010 and 2009, respectively. Growth in the U.S. ISO channel reduced margins for the three months ended August 31, 2010. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. North America margins were also unfavorably affected by the competitive pricing pressure in Canada.

International Merchant Services Segment

Operating income in the International merchant services segment increased 9% to $31.4 million for the three months ended August 31, 2010 compared to the prior year’s comparable period. The operating margin was 30.4% and 27.1% for the three months ended August 31, 2010 and 2009, respectively. The increase in operating margin is due to higher operating margins in the United Kingdom and in the Asia-Pacific region.

Corporate

Our corporate expenses primarily include costs associated with our Atlanta headquarters, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs. Our corporate costs increased 14% to $17.7 million for the three months ended August 31, 2010 compared to the prior year’s comparable period due to start up expenses related to a new Global Service Center in Manila Philippines and the restructuring costs incurred to relocate operations.

Consolidated Operating Income

During the three months ended August 31, 2010, our consolidated operating income decreased $7.1 million to $82.1 million compared to the prior year’s comparable period. The decrease in our consolidated operating income is due to the decline in our North America merchant services segment, offset by our International merchant services segment as discussed above.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other expense, net, decreased slightly to $3.3 million for the three months ended August 31, 2010 compared to expense of $3.5 million in the prior year’s comparable period.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interest, were 33.3% and 31.2% for the three months ended August 31, 2010 and 2009, respectively. The increase in our effective tax rates is due to a one-time legislated corporate tax rate reduction of 1% in the United Kingdom which affected our UK deferred tax asset.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax decreased to $4.4 million from $4.6 million for the three months ended August 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

A significant portion of our liquidity comes from operating cash flows, which are generally sufficient to fund operations, planned capital expenditures, debt service and various strategic investments in our business. Cash flow from operations is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, and to pay off debt and repurchase our shares at the discretion of our Board of Directors. Accumulated cash balances are invested in high quality and marketable short term instruments.

Our capital plan objectives are to support the Company’s operational needs and strategic plan for the long-term growth while maintaining a low cost of capital. Lines of credit are used in certain of our markets to fund settlement and as a source of working capital and, along with other bank financing, to fund acquisitions. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise.

At August 31, 2010, we had cash and cash equivalents totaling $578.2 million. Of this amount, we consider $237.6 million to be available cash, which generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent surplus funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following business day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At August 31, 2010, our cash and cash equivalents included $256.0 million related to Merchant reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Operating activities used net cash of $104.3 million during the three months ended August 31, 2010 compared to providing net cash of $696.5 million during the prior year’s comparable period. The decrease in cash flow from operating activities was primarily due to the change in net settlement processing assets and obligations of $798.8 million. Net settlement processing assets and obligations were unusually high at August 31, 2009 due to the timing of month end cut-off. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash used in investing activities increased $15.7 million to $26.8 million for the three months ended August 31, 2010 from the prior year’s comparable period, primarily due to our capital expenditures of $24.8 million for investments in software and infrastructure during the three months ended August 31, 2010.

For the three months ended August 31, 2010, we used $61.8 million in cash for financing activities as we paid down debt of $49.5 million. See Long-Term Debt and Credit Facilities below for a more detailed discussion of our borrowing activities. Additionally, in the three months ended August 31, 2010 we paid $14.9 million in cash for repurchases, $1.9 million of which represents the cash settlement of purchases executed during the fiscal year ended May 31, 2010. We repurchased an additional 344,847 shares of our common stock using the remaining $13.0 million of our fiscal 2007 $100 million authorization for an average share price of $37.64.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. During fiscal year 2011, we expect capital expenditures to approximate $85 million. We anticipate spending approximately $55 million in ongoing capital expenditures primarily for our global terminal replacement program and infrastructure investments, $12 million in start-up expenses related to a new Global Service Center in Manila, Philippines which will support customer and operational functions and $17 million for a new data center.

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

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2010 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Redeemable Noncontrolling interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”). HSBC Asia Pacific may exercise the Put Option on the fifth anniversary of the closing of the acquisition (July 2011) and on each anniversary thereafter. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $105.2 million as of August 31, 2010. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of August 31, 2010 on our consolidated balance sheet.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	August 31, 2010	May 31, 2010
	(in thousands)
Lines of credit:
U.S. Credit Facility	$—	$—
Canada Credit Facility	—	—
National Bank of Canada Credit Facility	—	—
Macau Credit Facility	1,964	1,454
Sri Lanka Credit Facility	2,004	2,382
Philippines Credit Facility	7,350	9,064
Maldives Credit Facility	1,060	2,501
Hong Kong Credit Facility	71,757	63,786

Total credit facilities	84,135	79,187
Notes Payable	11,013	10,064
Term loans	365,133	411,070

Total debt	$460,281	$500,321

Current portion	$222,033	$227,356
Long-term debt	238,248	272,965

Total debt	$460,281	$500,321

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

Term Loans

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund the purchase of our initial 51% interest in the LLP. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. As of August 31, 2010, the interest rate on the term loan was 1.4%. The term loan requires quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of August 31, 2010, the outstanding balance of this term loan was $150.0 million.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. This term loan expires in 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a margin based on our leverage position. As of August 31, 2010, the interest rate on the term loan was 3.3% for the United States dollar borrowing facility and 3.6% for the British Pound Sterling borrowing facility. The term loan requires quarterly principal payments of $11.5 million and £2.2 million beginning with the quarter ended August 31, 2009 and increasing to $17.3 million and £3.3 million beginning with the quarter ending August 31, 2010. As of August 31, 2010, the outstanding balance of this term loan was $166.8 million and £31.5million ($48.3 million equivalent).

New Overdraft Facilities

On September 22, 2010, we entered into a revolving overdraft facility with HSBC Bank Malaysia Berhad for 90 million Malaysian Ringgits ($28.6 million at August 31, 2010) to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable interest rate plus a margin, and is subject to annual review.

On October 1, 2010, we entered into a revolving overdraft facility with The Hongkong and Shanghai Banking Corporation Limited for 25 million Singapore Dollars ($18.4 million at August 31, 2010) to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable interest rate plus a margin, and is subject to annual review.

Notes Payable

In connection with our acquisition of UCS, we assumed notes payable with a total outstanding balance of approximately $11.0 million at August 31, 2010. These notes have fixed interest rates ranging from 8.0% to 10.5% with maturity dates ranging from March 2011 through July 2013.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our credit facilities and term loans. We are in compliance with these covenants as of August 31, 2010.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended August 31, 2010, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2010. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2010 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 for information on some of the matters which could adversely affect our business and results of operations.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the three months ended August 31, 2010, currency rate fluctuations increased our revenues by $1.0 million and our diluted earnings per share by $0.01. To calculate this we converted our fiscal 2010 actual revenues and expenses from continuing operations at fiscal 2009 currency exchange rates.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 contains additional information regarding our exposure to market risk.

Item 4.	Controls and Procedures

As of August 31, 2010, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

We have and plan to continue to rely on HSBC Bank plc to provide financial data, such as revenue billed to merchants, to assist us with compiling our accounting records until we can fully integrate the LLP’s financial reporting functions into our own. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC’s internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the accuracy of the financial data being provided by HSBC.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the first quarter of fiscal 2011, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
June 1, 2010 – June 30, 2010	—	—	—	$12,980,136
July 1, 2010 – July 31, 2010	191,600	$37.13	191,600	5,866,136
August 1, 2010 – August 31, 2010	153,247	38.28	153,247	10

Total	344,847	$37.64	344,847	$10

Note: On April 5, 2007, we issued a press release announcing that our Board of Directors has approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities, and other factors. Shares repurchased in the first quarter of fiscal 2011 under this authorization are held as treasury stock.

Item 6.	Exhibits

List of Exhibits

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.1	Key Position Agreement for Paul R. Garcia, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated January 6, 2010, File No. 001-16111, and incorporated herein by reference.

10.2	Employment Agreement for Morgan Schuessler, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2010, File No. 001-16111.

10.3	Amendment to Employment Agreement for Morgan Schuessler (Section 409A of the Internal Revenue Code), filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2010, File No. 001-16111.

10.4	Second Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-Q dated August 31, 2010, File No. 001-16111.

10.5	Third Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-Q dated August 31, 2010, File No. 001-16111.

10.6	Form of Global Payments Inc. 2010 Non-Employee Director Compensation Plan (Director Subplan), filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2010, File No. 001-16111.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2010, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	Global Payments Inc
(Registrant)

Date: October 12, 2010	/S/ DAVID E. MANGUM
David E. Mangum
Chief Financial Officer

Date: October 12, 2010	/S/ DANIEL C. O’KEEFE
Daniel C. O’Keefe
Chief Accounting Officer