Form 10-Q
period 2010-11-30
GLOBAL PAYMENTS INC
filed 2011-01-10
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

The number of shares of the issuer’s common stock, no par value outstanding as of December 31, 2010 was 79,774,762.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended November 30, 2010

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended November 30,
	2010	2009
Revenues	$443,526	$408,951

Operating expenses:
Cost of service	154,205	144,881
Sales, general and administrative	206,178	175,368

	360,383	320,249

Operating income	83,143	88,702

Other income (expense):
Interest and other income	4,072	690
Interest and other expense	(4,299)	(4,423)

	(227)	(3,733)

Income from continuing operations before income taxes	82,916	84,969
Provision for income taxes	(24,546)	(23,655)

Income from continuing operations	58,370	61,314
(Loss) income from discontinued operations, net of tax	(487)	4,868

Net income including noncontrolling interests	57,883	66,182
Less: Net income attributable to noncontrolling interests, net of income tax provision of $1,010 and $148, respectively	(4,378)	(3,347)

Net income attributable to Global Payments	$53,505	$62,835

Amounts attributable to Global Payments:
Income from continuing operations	$53,992	$57,967
(Loss) income from discontinued operations, net of tax	(487)	4,868

Net income attributable to Global Payments	$53,505	$62,835

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$0.68	$0.71
(Loss) income from discontinued operations	(0.01)	0.06

Net income attributable to Global Payments	$0.67	$0.77

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$0.67	$0.71
Income from discontinued operations	—	0.05

Net income attributable to Global Payments	$0.67	$0.76

Dividends per share	$0.02	$0.02

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Six Months Ended November 30,
	2010	2009
Revenues	$883,665	$818,882

Operating expenses:
Cost of service	305,246	286,084
Sales, general and administrative	413,168	354,853

	718,414	640,937

Operating income	165,251	177,945

Other income (expense):
Interest and other income	5,608	1,380
Interest and other expense	(9,140)	(8,564)

	(3,532)	(7,184)

Income from continuing operations before income taxes	161,719	170,761
Provision for income taxes	(49,527)	(49,191)

Income from continuing operations	112,192	121,570
(Loss) income from discontinued operations, net of tax	(515)	7,056

Net income including noncontrolling interests	111,677	128,626
Less: Net income attributable to noncontrolling interests, net of income tax provision of $1,305 and $480, respectively	(8,804)	(7,960)

Net income attributable to Global Payments	$102,873	$120,666

Amounts attributable to Global Payments:
Income from continuing operations	$103,388	$113,610
(Loss) income from discontinued operations, net of tax	(515)	7,056

Net income attributable to Global Payments	$102,873	$120,666

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$1.30	$1.40
(Loss) income from discontinued operations	(0.01)	0.09

Net income attributable to Global Payments	$1.29	$1.49

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$1.29	$1.39
(Loss) income from discontinued operations	(0.01)	0.09

Net income attributable to Global Payments	$1.28	$1.48

Dividends per share	$0.04	$0.04

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 30, 2010	May 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$663,660	$769,946
Accounts receivable, net of allowances for doubtful accounts of $353 and $269, respectively	149,366	131,817
Claims receivable, net of allowances for losses of $4,308 and $4,208, respectively	909	664
Settlement processing assets	81,192	13,741
Inventory	7,737	9,740
Deferred income taxes	4,027	2,752
Prepaid expenses and other current assets	21,767	39,604

Total current assets	928,658	968,264
Goodwill	590,911	569,090
Other intangible assets, net of accumulated amortization of $164,171 and $145,076, respectively	198,687	205,110
Property and equipment, net of accumulated depreciation of $142,121 and $119,402, respectively	219,944	183,938
Deferred income taxes	96,080	90,470
Other	22,310	22,454

Total assets	$2,056,590	$2,039,326

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$180,881	$79,187
Notes payable—current portion	143,094	148,169
Accounts payable and accrued liabilities	177,879	173,575
Settlement processing obligations	94,887	265,110
Income taxes payable	9,244	6,430

Total current liabilities	605,985	672,471

Notes payable	202,610	272,965
Deferred income taxes	95,426	88,265
Other long-term liabilities	38,825	31,436

Total liabilities	942,846	1,065,137

Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest	115,279	102,672
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 82,472,803 issued and 79,745,066 outstanding at November 30, 2010 and 82,028,945 issued and 79,646,055 outstanding at May 31, 2010	—	—
Paid-in capital	469,372	460,747
Retained earnings	636,594	544,772
Treasury stock; 2,727,737 and 2,382,890 shares at November 30, 2010 and May 31, 2010, respectively	(112,980)	(100,000)
Accumulated other comprehensive loss	(4,457)	(44,255)

Total Global Payments shareholders’ equity	988,529	861,264
Noncontrolling interest	9,936	10,253

Total equity	998,465	871,517

Total liabilities and equity	$2,056,590	$2,039,326

See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended November 30,
	2010	2009
Cash flows from operating activities:
Net income including noncontrolling interests	$111,677	$128,626
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	19,082	17,441
Amortization of acquired intangibles	15,646	16,264
Share-based compensation expense	7,690	7,433
Provision for operating losses and bad debts	10,146	13,152
Deferred income taxes	3,287	(18,091)
Estimated loss on disposal of discontinued operations	—	15,850
Other, net	(3,556)	(151)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(17,549)	(7,869)
Claims receivable	(8,095)	(8,052)
Settlement processing assets and obligations, net	(239,970)	617,802
Inventory	1,954	(7,274)
Prepaid expenses and other assets	(4,600)	2,299
Payables to money transfer beneficiaries	—	(5,082)
Accounts payable and other accrued liabilities	18,990	13,642
Income taxes payable	24,382	(768)

Net cash (used in) provided by operating activities	(60,916)	785,222

Cash flows from investing activities:
Business and intangible asset acquisitions, net of cash acquired	(3,488)	(17,059)
Capital expenditures	(51,709)	(20,677)
Preliminary settlement of working capital adjustments from disposition of business	(1,921)	—
Net decrease (increase) in financing receivables	991	(501)
Proceeds from sale of investment and contractual rights, net	—	253

Net cash used in investing activities	(56,127)	(37,984)

Cash flows from financing activities:
Net borrowings (payments) on lines of credit	101,694	(351)
Proceeds from notes payable	4,410	302,487
Principal payments under notes payable	(83,331)	(49,509)
Acquisition of redeemable noncontrolling interest	—	(307,675)
Proceeds from stock issued under share-based compensation plans	1,962	18,017
Repurchase of common stock	(14,900)	—
Tax benefit from employee share-based compensation	118	4,037
Distributions to noncontrolling interest	(4,385)	(16,258)
Dividends paid	(3,180)	(3,245)

Net cash provided by (used in) financing activities	2,388	(52,497)

Effect of exchange rate changes on cash	8,369	6,522

(Decrease) increase in cash and cash equivalents	(106,286)	701,263
Cash and cash equivalents, beginning of the period	769,946	426,935

Cash and cash equivalents, end of the period	$663,660	$1,128,198

See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss		Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
					Currency Translation Adjustments	Minimum Pension Liability
Balance at May 31, 2010	79,646	$460,747	$(100,000)	$544,772	$(41,306)	$(2,949)	$861,264	$10,253	$871,517
Comprehensive income:
Net income including noncontrolling interests				102,873			102,873	4,068	106,941
Foreign currency translation adjustment, net of tax of $(2,005)					39,798		39,798		39,798

Total comprehensive income							142,671	4,068	146,739

Stock issued under employee stock plans, net	444	1,962					1,962		1,962
Tax deficiency from employee share-based compensation, net		(1,027)					(1,027)		(1,027)
Share-based compensation expense		7,690					7,690		7,690
Distributions to noncontrolling interest								(4,385)	(4,385)
Redeemable noncontrolling interest valuation adjustment				(7,871)			(7,871)		(7,871)
Repurchase of common stock	(345)		(12,980)				(12,980)		(12,980)
Dividends paid ($0.04 per share)				(3,180)			(3,180)		(3,180)

Balance at November 30, 2010	79,745	$469,372	$(112,980)	$636,594	$(1,508)	$(2,949)	988,529	$9,936	998,465

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

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation—Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other business and non-profit business enterprises to facilitate payments to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in business since 1967.

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

Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue recognition—Our two merchant services segments primarily include processing solutions for credit cards, debit cards, and check-related services. Revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. We use two basic business models to market our merchant services offerings. One model, referred to as “direct” merchant services, features a salaried and commissioned sales force, independent sales organizations (“ISOs”), and independent sales representatives, all of whom sell our end-to-end services directly to merchants. The other model, referred to as “indirect” merchant services, provides similar basic products and services as our direct model, primarily to financial institutions and a limited number of ISOs on an unbundled basis, that in turn resell our products and services to their clients. The primary difference between the models is under the “indirect” model we do not provide bank partner sponsorship services for acquired transactions. Direct merchant services revenue is generated on services generally priced as a percentage of transaction value, whereas indirect merchant services revenue is generated on services primarily priced on a specified amount per transaction or per service rendered. In both merchant services models, we also charge other fees unrelated to the number of transactions or the transaction value.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). We record corresponding liabilities in Settlement processing assets and Settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of November 30, 2010 and May 31, 2010, our cash and cash equivalents included $252.9 million and $199.4 million, respectively, related to Merchant Reserves.

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

We also provide credit card transaction processing for Discover Financial Services or Discover Card (“Discover”) and are designated as an acquirer by Discover. Our agreement with Discover allows us to acquire, process and fund transactions directly through Discover’s network without the need of a financial institution sponsor. Otherwise, we process Discover transactions similarly to how we process MasterCard and Visa transactions. Discover publishes acquirer operating regulations, with which we must comply. We use our Members to assist in funding merchants for Discover transactions.

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

Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding (“Receivable from Members”), and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant Reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder (“Merchant Reserves”). Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members transactions for which we have received funding from the Members but have not funded merchants on behalf of the Members (“Liability to Members”), (iii) Exception items, (iv) Merchant Reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. In cases in which the Member uses its own funds to satisfy a funding obligation to merchants that precedes the incoming amount from the card network, we reflect the amount of this funding as a component of “Liability to Members.”

A summary of these amounts as of November 30, 2010 and May 31, 2010 is as follows:

	November 30, 2010	May 31, 2010
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$67,363	$19
Receivable from Members, net	122,554	12,258
Exception items	4,567	1,748
Merchant reserves	(113,292)	(284)

Total	$81,192	$13,741

Settlement processing obligations:
Interchange reimbursement	$139,651	$194,341
Liability to Members, net	(94,336)	(259,947)
Exception items	3,768	6,254
Merchant reserves	(139,648)	(199,077)
Fair value of guarantees of customer chargebacks	(3,175)	(5,810)
Reserves for sales allowances	(1,147)	(871)

Total	$(94,887)	$(265,110)

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

As of November 30, 2010 and May 31, 2010, $3.2 million and $5.8 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying unaudited consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended November 30, 2010 and 2009, we recorded such expenses in the amounts of $1.2 million and $2.0 million, respectively. For the six months ended November 30, 2010 and 2009, we recorded such expenses in the amounts of $2.1 million and $3.8 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of November 30, 2010 and May 31, 2010, we have a check guarantee loss reserve of $4.3 million and $4.2 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. For the three months ended November 30, 2010 and 2009, we recorded expenses of $3.7 million and $4.0 million, respectively. For the six months ended November 30, 2010 and 2009, we recorded expenses of $7.9 million and $7.8 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Property and equipment—Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method, except for certain technology assets discussed below. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the useful life of the asset. We capitalize the costs related to computer software developed or obtained for internal use. Maintenance and repairs are charged to operations as incurred.

During fiscal 2010, we placed into service $54.9 million of hardware and software associated with our next generation technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing in the United States, Asia-Pacific, the United Kingdom, and Canada, and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the six months ended November 30, 2010 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform. We did not place any hardware or software costs associated with G2 into service during the six months ended November 30, 2010.

Goodwill and other intangible assets—We completed our most recent annual goodwill impairment test as of January 1, 2010 and determined that no impairment charges were required as of that date. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Amortization for most of our customer-related intangible assets is calculated using an accelerated method. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business.

Impairment of long-lived assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at November 30, 2010 and May 31, 2010.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Please see Note 6 – Income Tax for further information.

Fair value of financial instruments—We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. We estimate the fair value of our 2009 term loan was $196.2 million at November 30, 2010 ($193.5 million carrying value) and $247.0 million at May 31, 2010 ($246.1 million carrying value). We estimate the fair value of our 2008 term loan was $138.8 million at November 30, 2010 ($140.0 million carrying value) and $160.6 million at May 31, 2010 ($165.0 million carrying value). Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 10.5% and maturity dates ranging from March 2011 through July 2015. At November 30, 2010, we believe the carrying amount of these notes approximates fair value. Please see Note 5 – Long-Term Debt and Credit Facilities for further information.

Financing receivables—Our subsidiary in the Russian Federation purchases Automated Teller Machines (ATMs) and leases those ATMs to certain of our customers. We have determined these arrangements to be direct financing leases. Accordingly, we have $21.6 million and $24.2 million of financing receivables included in prepaid and other current assets (current portion) and other assets (long-term portion) in our November 30, 2010 and May 31, 2010 consolidated balance sheets, respectively.

Foreign currencies—We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the six months ended November 30, 2010 and 2009, our transaction gains and losses were insignificant.

The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. Income statement items are translated at the average rates prevailing during the period. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income.

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended November 30, 2010 and 2009 excludes incremental shares of 1.0 million and 0.2 million, respectively, related to stock options. The diluted share base for the six months ended November 30, 2010 and 2009 excludes incremental shares of 1.0 million and 0.5 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three and six months ended November 30, 2010 and 2009 (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	79,701	81,236	79,642	80,890
Plus: dilutive effect of stock options and restricted stock awards	643	952	668	896

Diluted weighted average shares outstanding	80,344	82,188	80,310	81,786

New accounting pronouncements—In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASU 2010-20). ASU 2010-20 amends Accounting Standards Codification Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

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

NOTE 2—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

Fiscal 2011

During the first half of fiscal year 2011, we acquired contract-based and customer related intangible assets in our United States merchant services channel for $3.5 million. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of 5 to 7 years.

Fiscal 2010

HSBC Merchant Services LLP

On June 12, 2009, we purchased the remaining 49% of HSBC Merchant Services LLP (the “LLP”) from HSBC Bank plc (“HSBC UK”) for $307.7 million in cash. We acquired our initial 51% majority ownership interest in the LLP on June 30, 2008 for which we paid HSBC UK $438.6 million. We used existing lines of credit to complete the transaction of the remaining 49% of the LLP. In conjunction with the transaction, HSBC extended our current ten-year exclusive marketing alliance agreement whereby the bank provides merchant referrals and bank sponsorship to Global Payments through June 2019. The purchase of the remaining 49% of the LLP was recorded as a reduction of redeemable noncontrolling interest. Accordingly, no additional value was ascribed to the assets of the LLP and there was no purchase price allocation for this transaction. As a result, our tax basis in the LLP exceeds our book basis and we recorded a deferred tax asset on the purchase date in the amount of $90.0 million with a corresponding increase to retained earnings. Additionally, the purchase of our 49% interest in the LLP is reflected as a financing cash outflow in our statement of cash flows because it was treated as an equity transaction.

On July 10, 2009, we entered into a new term loan to pay down the credit facility used to purchase the remaining 49% interest in the LLP. Please see Note 5—Long-term Debt and Credit Facilities for further information.

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

The operating results of the money transfer segment for the three and six months ended November 30, 2009 have been reported as discontinued operations as follows (in thousands):

	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
Net revenues	$30,216	$61,594
Operating income	$2,936	$6,339
Estimated loss on disposal	(15,850)	(15,850)
Other income	114	125

Loss before income taxes	$(12,800)	$(9,386)
Income tax benefit	17,668	16,442

Income from discontinued operations, net of tax	$4,868	$7,056

During the three months ended November 30, 2010 we paid Palladium $1.9 million in a preliminary settlement of working capital adjustments.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of November 30, 2010 and May 31, 2010, goodwill and intangible assets consisted of the following:

	November 30, 2010	May 31, 2010
	(in thousands)
Goodwill	$590,911	$569,090
Customer-related intangible assets	337,666	322,053
Contract-based intangible assets	17,072	20,087
Trademarks, finite life	8,120	8,046

	953,769	919,276

Less accumulated amortization on:
Customer-related intangible assets	152,472	136,333
Contract-based intangible assets	8,341	6,052
Trademarks	3,358	2,691

	164,171	145,076

	$789,598	$774,200

The following table discloses the changes in the carrying amount of goodwill for the six months ended November 30, 2010 (in thousands):

	North America merchant services	International merchant services	Total
Balance at May 31, 2010	$210,065	$359,025	$569,090
Purchase price allocation adjustments	(30)	—	(30)
Effect of foreign currency translation	1,664	20,187	21,851

Balance at November 30, 2010	$211,699	$379,212	$590,911

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	November 30, 2010	May 31, 2010
	(in thousands)
Lines of credit:
United States Credit Facility	$—	$—
Canada Credit Facility	—	—
National Bank of Canada Credit Facility	—	—
Macau Credit Facility	2,608	1,454
Sri Lanka Credit Facility	2,596	2,382
Philippines Credit Facility	7,599	9,064
Maldives Credit Facility	1,539	2,501
Singapore Credit Facility	11,275	—
Malaysia Credit Facility	17,634	—
Hong Kong Credit Facility	137,630	63,786

Total credit facilities	180,881	79,187
Notes Payable	12,222	10,064
Term loans	333,482	411,070

Total debt	$526,585	$500,321

Current portion	$323,975	$227,356
Long-term debt	202,610	272,965

Total debt	$526,585	$500,321

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the United States Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from credit and debit card networks.

On December 7, 2010, we entered into a new, unsecured five-year, $600 million revolving credit facility (the “Corporate Credit Facility”) with a syndicate of financial institutions. The facility expires in December 2015 and has a variable interest rate based on a market short-term interest rate plus a leverage based margin. In addition, the Corporate Credit Facility allows us to expand the facility size to $750 million by requesting additional commitments from new or existing lenders. The Corporate Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature.

We plan to use the Corporate Credit Facility to support strategic growth initiatives and for general corporate purposes, and we used approximately $150 million of the new facility to pay down existing term loan debt.

In conjunction with our entry into the Corporate Credit Facility on December 7, 2010, we terminated our United States credit facility which was due to expire in November 2011.

Term Loans

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund the purchase of our initial 51% interest in the LLP. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a leverage based margin. As of November 30, 2010, the interest rate on the term loan was 1.4%. The term loan requires quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of November 30, 2010, the outstanding balance of this term loan was $140.0 million.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. This term loan expires in 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a leverage based margin. As of November 30, 2010, the interest rate on the term loan was 5.3% for the United States dollar borrowing facility and 3.6% for the British Pound Sterling borrowing facility. The term loan requires quarterly principal payments of $11.5 million and £2.2 million beginning with the quarter ended August 31, 2009 and increasing to $17.3 million and £3.3 million beginning with the quarter ending August 31, 2010. As of November 30, 2010, the outstanding balance of this term loan was $149.5 million and £28.3 million ($44.0 million equivalent).

Notes Payable

UCS, our subsidiary in the Russian Federation has notes payable with a total outstanding balance of approximately $12.2 million at November 30, 2010. These notes have fixed interest rates ranging from 8.0% to 10.5% with maturity dates ranging from March 2011 through July 2013.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our credit facilities and term loans. We are in compliance with these covenants as of November 30, 2010.

NOTE 6—INCOME TAXES

During fiscal 2010, we recorded a deferred tax asset of $90.0 million associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP. Please see Note 2 – Business and Intangible Asset Acquisitions for further information.

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interest, were 29.6% and 27.9% for the three months ended November 30, 2010 and 2009, respectively, and were 30.6% and 28.9% for the six months ended November 30, 2010 and 2009, respectively. Our effective tax rates were lower than the United States statutory rate due to earnings in foreign jurisdictions that are taxed at a lower rate than United States earnings.

As of November 30, 2010, other long-term liabilities included liabilities for unrecognized income tax benefits of $28.7 million. Accrued interest and penalties were insignificant.

During the three and six months ended November 30, 2010, we recognized additional liabilities of $3.7 million and $7.9 million, respectively, for unrecognized income tax benefits. During both the six months ended November 30, 2010 and 2009, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits was insignificant.

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

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

As of November 30, 2010, we have four share-based employee compensation plans: the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”), and the Employee Stock Purchase Plan. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the 2000 Plan, the 2005 Plan, and the Director Plan (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of November 30, 2010 are 1.5 million for the 2005 Plan and 0.3 million for the Director Plan.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Share-based compensation cost	$4.2	$4.4	$7.7	$7.4
Income tax benefit	1.5	1.6	2.7	2.6

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

The following is a summary of our stock option plans as of and for the six months ended November 30, 2010:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2010	3,042	$31
Granted	325	38
Forfeited	(142)	39
Exercised	(126)	27

Outstanding at November 30, 2010	3,099	32	5	$30

Options vested and exercisable at November 30, 2010	2,399	$30	4	$29

The aggregate intrinsic value of stock options exercised during the six months ended November 30, 2010 and 2009 was $1.5 million and $3.2 million, respectively. As of November 30, 2010, we had $5.1 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 1.8 years.

The weighted average grant-date fair values of each option granted during the six months ended November 30, 2010 and 2009 were $12 and $14 respectively. The fair value of each option granted during the six months ended November 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the respective period:

	Six Months Ended November 30,
	2010	2009
2005 Plan
Risk-free interest rates	1.74%	2.72%
Expected volatility	31.96%	32.31%
Dividend yields	0.21%	0.21%
Expected lives	5 years	5 years
Directors Plan
Risk-free interest rates	1.31%	2.24%
Expected volatility	31.96%	32.31%
Dividend yields	0.21%	0.21%
Expected lives	5 years	5 years

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

The following table summarizes the changes in non-vested restricted stock awards for the six months ended November 30, 2010.

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)
Non-vested at May 31, 2010	713	$42
Granted	453	38
Vested	(253)	42
Forfeited	(21)	41

Non-vested at November 30, 2010	892	40

The total fair value of shares vested during the six months ended November 30, 2010 was $10.6 million. During the six months ended November 30, 2009, the weighted average grant-date fair value of shares vested was $41 and the total fair value of shares vested was $8.9 million.

We recognized compensation expenses for restricted stock of $3.3 million and $3.2 million in the three months ended November 30, 2010 and 2009, respectively. We recognized compensation expenses for restricted stock of $6.0 million and $5.0 million in the six months ended November 30, 2010 and 2009, respectively. As of November 30, 2010, there was $31.4 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of November 30, 2010, 0.9 million shares had been issued under this plan, with 1.5 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during both the six months ended November 30, 2010 and 2009 was $6, which represents the fair value of the 15% discount.

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Six Months Ended November 30,
	2010	2009
	(in thousands)
Income taxes paid, net of refunds	$14,489	$38,960
Interest paid	9,082	4,827
Financing receivables:
Investment in equipment for financing leases	$(54)	$(1,335)
Principal collections from customers—financing leases	1,045	834

Net decrease (increase) in financing receivables	$991	$(501)

NOTE 10—NONCONTROLLING INTERESTS

The following table details the components of redeemable noncontrolling interest for the six months ended November 30, 2010 and 2009:

	Six Months Ended November 30,
	2010	2009
	(in thousands)
Beginning balance	$102,672	$399,377
Acquisition of redeemable noncontrolling interest	—	(307,675)
Net income attributable to redeemable noncontrolling interest	4,736	3,806
Distributions to redeemable noncontrolling interest	—	(11,895)
Increase in the maximum redemption amount of redeemable noncontrolling interest	7,871	13,000

Ending balance	$115,279	$96,613

For the six months ended November 30, 2010 and 2009, net income included in the consolidated statements of changes in equity is reconciled to net income presented in the consolidated statements of income as follows:

	Six Months Ended November 30,
	2010	2009
	(in thousands)
Net income attributable to Global Payments	$102,873	$120,666
Net income attributable to nonredeemable noncontrolling interest	4,068	4,154
Net income attributable to redeemable noncontrolling interest	4,736	3,806

Net income including noncontrolling interest	$111,677	$128,626

NOTE 11—SEGMENT INFORMATION

General information

We historically operated in three reportable segments, which were defined as North America Merchant Services, International Merchant Services, and Money Transfer. Beginning with the three months ended November 30, 2009, our Money Transfer segment has been reported as discontinued operations. We completed the disposition of our Money Transfer segment on May 26, 2010. The following tables reflect our segments included in continuing operations. The merchant services segments primarily offer processing solutions for credit cards, debit cards, and check-related services.

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and six months ended November 30, 2010 and 2009:

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
United States	$245,671	$220,934	$501,302	$443,699
Canada	81,453	78,236	162,666	159,461

North America merchant services	327,124	299,170	663,968	603,160
Europe	79,881	84,143	153,677	164,610
Asia-Pacific	36,521	25,638	66,020	51,112

International merchant services	116,402	109,781	219,697	215,722

Consolidated revenues	$443,526	$408,951	$883,665	$818,882

Operating income for segments:
North America merchant services	$67,131	$73,643	$135,499	$149,564
International merchant services	35,349	30,750	66,742	59,499
Corporate	(19,337)	(15,691)	(36,990)	(31,118)

Consolidated operating income	$83,143	$88,702	165,251	$177,945

Depreciation and amortization:
North America merchant services	$8,249	$7,787	$15,913	$14,879
International merchant services	9,371	8,326	18,290	17,195
Discontinued operations	—	543	—	1,362
Corporate	404	128	525	269

Consolidated depreciation and amortization	$18,024	$16,784	$34,728	$33,705

Our results of operations and our financial condition are not significantly reliant upon any single customer or referral partner.

NOTE 12—COMMITMENTS AND CONTINGENCIES

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business channel. Global Payments Asia-Pacific Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”). HSBC Asia Pacific may exercise the Put Option on the fifth anniversary of the closing of the acquisition (July 2011) and on each anniversary thereafter. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $115.3 million as of November 30, 2010. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of November 30, 2010 in our consolidated balance sheet.

During fiscal 2009, we sold a 20% interest in Global Payments Credit Services (“GPCS”), a leading credit information company in Russia, to Equifax Decision Systems, BV (“Equifax”) for $3.0 million in cash (the “GPCS sale”). Due to capital contribution requirements included in the GPCS shareholders agreement, we initially deferred the gain on the sale of the interest. The capital contributions requirement expired on September 1, 2010. Accordingly, the total deferred gain of $2.6 million was recognized during the second quarter of fiscal year 2011 and is included in interest and other income in our consolidated statements of income.

NOTE 13—SUBSEQUENT EVENT

On December 20, 2010 we formed a limited partnership with “la Caixa” to provide direct merchant acquiring and payment processing services to merchants in Spain. We paid €125 million in cash to acquire a 51% majority ownership in the limited partnership. We will manage the day-to-day operations of the partnership, will control all major decisions and, accordingly, will consolidate the partnership’s financial results for accounting purposes effective with the closing date. “la Caixa” retained the remaining 49% and contributed its existing merchant acquiring business to the limited partnership. In addition, “la Caixa” has agreed to a twenty year marketing alliance in which “la Caixa” will refer customers to the limited partnership for payment processing services in Spain and provide sponsorship into the card networks. We funded the purchase with a combination of existing cash resources in Europe and our credit facilities.

The purchase price totaled €125 million ($164.1 million as of the closing date). This transaction will be recorded as a business combination and the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this transaction, the allocation of purchase price has not been finalized pending valuation of intangible assets acquired.

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

General

We are a leading payment processing company. As a high-volume processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate electronic payments to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun-off from our former parent company in January 2001. Including our time as part of our former parent company, we have been in business since 1967.

Our North America Merchant Services and International Merchant Services segments target customers in many vertical industries including financial institutions, gaming, government, health care, professional services, restaurants, retail, universities, nonprofit organizations and utilities.

Our offerings provide merchants, independent sales organizations (“ISOs”) and financial institutions with credit and debit card transaction processing and check-related services. We use two basic business models to market our merchant services offerings. One model, referred to as “direct,” features a salaried and commissioned sales force, ISOs and independent sales representatives, all of whom sell our end-to-end services directly to merchants. Our other model, referred to as “indirect,” provides similar basic products and services to financial institutions and a limited number of ISOs on an unbundled basis, who in turn resell our products and services to clients. Both our North America and International merchant services segments utilize a combination of the direct and indirect models.

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

Our business does not have pronounced seasonality in which more than 30% of our revenues occur in one quarter. However, each geographic channel has somewhat higher and lower quarters given the nature of the portfolio. For example, in our North American channels, the first and fourth quarters are generally the strongest, and the third quarter tends to be the slowest due to lower volumes in the months of January and February. In contrast, Asia-Pacific typically has a stronger third quarter, and the first quarter in Asia-Pacific and the United Kingdom, tends to be slower.

Executive Overview

On December 20, 2010 we formed a limited partnership with “la Caixa” to provide direct merchant acquiring and payment processing services to merchants in Spain. We paid €125 million in cash to acquire a 51% majority ownership in the limited partnership. We will manage the day-to-day operations of the partnership, will control all major decisions and, accordingly, will consolidate the partnership’s financial results for accounting purposes effective with the closing date. “la Caixa” retained the remaining 49% and contributed its existing merchant acquiring business to the limited partnership. In addition, “la Caixa” has agreed to a twenty year marketing alliance in which “la Caixa” will refer customers to the limited partnership for payment processing services in Spain and provide sponsorship into the card networks. We funded the purchase with a combination of existing cash resources in Europe and our credit facilities.

On May 26, 2010, we completed the disposition of our DolEx and Europhil-branded money transfer businesses to an affiliate of Palladium Equity Partners, LLC for $85.0 million. We recognized an estimated pre-tax loss on disposal of $24.6 million. We also recognized $15.7 million of tax benefits associated with the disposition. As a result of our May 2010 disposition of the money transfer businesses, this segment has been accounted for as a discontinued operation. Amounts related to our discontinued operations in our prior fiscal years’ statements of income have been reclassified to conform with the presentation in the current fiscal year. Please see Note 3—Discontinued Operations in the notes to the unaudited consolidated financial statements for further information.

Revenues increased $64.8 million during the six months ended November 30, 2010 compared to the prior year’s comparable period. Revenue growth was driven by our North America merchant services segment as a result of our direct ISO channel which continues to gain market share in the United States as evidenced by our 18% transaction growth compared to the prior year’s comparable period. Revenues also increased by 2% in our International merchant services segment compared to the prior year’s comparable period. This increase is due to the solid business performance in the United Kingdom, Russia and particularly in the Asia Pacific region where growth was driven in part by the roll-out of new products by a major retailer with both physical and e-commerce transactions in several markets in the region.

Operating income decreased $12.7 million during the six months ended November 30, 2010 compared to the prior year’s comparable period. Operating margins for the six months ended November 30, 2010 declined to 18.7% compared to 21.7% during the six months ended November 30, 2009. The consolidated operating income decline was primarily driven by our North America business, specifically Canada which has recently become a more competitive market recently. The overall decline in operating margins is due to the dilutive impact of ISO transactions, Canada pricing compression and increased corporate costs, offset by further margin expansion in International. Sales, general and administrative costs increased $58 million, or 16% due to employee termination benefits, relocation benefits and expenses related to a new Global Service Center in Manila, Philippines, and proportional increases in commission payments to ISOs as a percentage of ISO revenues.

For the six months ended November 30, 2010 currency exchange rate fluctuations increased our revenues by $2.2 million and our earnings by $0.02 per diluted share. To calculate this impact, we converted our fiscal 2011 actual revenues and expenses from continuing operations at fiscal 2010 currency exchange rates. Further fluctuations in currency exchange rates could cause our results to differ from our current expectations.

Results of Operations

The following table shows key selected financial data for the three months ended November 30, 2010 and 2009, this data as a percentage of total revenue, and the changes between three months ended November 30, 2010 and 2009, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended November 30, 2010	% of Revenue(1)	Three Months Ended November 30, 2009	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$245,671	55%	$220,934	54%	$24,737	11%
Canada	81,453	18	78,236	19	3,217	4

North America merchant services	327,124	74	299,170	73	27,954	9

Europe	79,881	18	84,143	21	(4,262)	(5)
Asia-Pacific	36,521	8	25,638	6	10,883	42

International merchant services	116,402	26	109,781	27	6,621	6

Total revenues	$443,526	100%	$408,951	100%	$34,575	8

Consolidated operating expenses:
Cost of service	$154,205	34.8%	$144,881	35.4%	$9,324	6
Sales, general and administrative	206,178	46.5	175,368	42.9	30,810	18

Operating income	$83,143	18.7%	$88,702	21.7%	$(5,559)	(6)%

Operating income for segments:
North America merchant services	$67,131		$73,643		$(6,512)	(9)%
International merchant services	35,349		30,750		4,599	15
Corporate	(19,337)		(15,691)		(3,646)	(23)

Operating income	$83,143		$88,702		$(5,559)	(6)%

Operating margin for segments:
North America merchant services	20.5%		24.6%		(4.1)%
International merchant services	30.4%		28.0%		2.4%

(1)	Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the six months ended November 30, 2010 and 2009, this data as a percentage of total revenue, and the changes between six months ended November 30, 2010 and 2009, in dollars and as a percentage of the prior year’s comparable period.

	Six Months Ended November 30, 2010	% of Revenue(1)	Six Months Ended November 30, 2009	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$501,302	57%	$443,699	54%	$57,603	13%
Canada	162,666	18	159,461	19	3,205	2

North America merchant services	663,968	75	603,160	74	60,808	10

Europe	153,677	17	164,610	20	(10,933)	(7)
Asia-Pacific	66,020	7	51,112	6	14,908	29

International merchant services	219,697	25	215,722	26	3,975	2

Total revenues	$883,665	100%	$818,882	100%	$64,783	8%

Consolidated operating expenses:
Cost of service	$305,246	34.5%	$286,084	34.9%	$19,162	7%
Sales, general and administrative	413,168	46.8	354,853	43.3	58,315	16

Operating income	$165,251	18.7%	$177,945	21.7%	$(12,694)	(7)%

Operating income for segments:
North America merchant services	$135,499		$149,564		$(14,065)	(9)%
International merchant services	66,742		59,499		7,243	12
Corporate	(36,990)		(31,118)		(5,872)	(19)

Operating income	$165,251		$177,945		$(12,694)	(7)%

Operating margin for segments:
North America merchant services	20.4%		24.8%		(4.4)%
International merchant services	30.4%		27.6%		2.8%

(1)	Percentage amounts may not sum to the total due to rounding.

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

For the three months ended November 30, 2010, revenues increased 8% to $443.5 million compared to the prior year’s comparable period. For the six months ended November 30, 2010, revenues increased 8% to $883.7 million compared to the prior year’s comparable period.

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the three months ended November 30, 2010, currency exchange rate fluctuations increased our revenues by $1.2 million. For the six months ended November 30, 2010, currency exchange rate fluctuations increased our revenues by $2.2 million.

North America Merchant Services Segment

For the three months ended November 30, 2010, revenue from our North America merchant services segment increased 9% to $327.1 million compared to the prior year’s comparable period. For the six months ended November 30, 2010, revenue from our North America merchant services segment increased 10% to $664.0 million compared to the prior year’s comparable period.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For the three months ended November 30, 2010, our United States revenue grew 11%. Transaction growth of 18% was offset by a 5% decrease in average ticket. For the six months ended November 30, 2010, United States revenue grew 13% as transaction growth of 18% was offset by a 4% decrease in average ticket. We believe this decline in average ticket is due to a combination of the industry shift to increasing debit transactions, as well as a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets when compared to larger merchants. The effect of consumers replacing cash-based payments with debit card transactions also lowers our overall United States average ticket amounts. Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit, with PIN-based debit representing less than 10% of our total transactions. Aside from the impact of changes in our average ticket, the remaining differences between our transaction growth and revenue growth are due to our service fees, equipment fees, check-related services, and our domestic indirect revenue.

For the three months ended November 30, 2010 our Canadian revenue increased 4% compared to the prior year period. For the six months ended November 30, 2010, our Canadian revenue increased 2% compared to the prior year period. The increases in revenue were due to favorable foreign currency trends in Canada, which were offset by reduced spreads due to market-driven pricing pressure as compared to the prior year’s comparable period.

International Merchant Services Segment

For the three months ended November 30, 2010 International merchant services revenue increased 6% to $116.4 million compared to the prior year period. For the six months ended November 30, 2010, International merchant services revenue increased 2% to $219.7 million compared to the prior year period.

Our Europe merchant services revenue for the three months ended November 30, 2010 decreased 5% to $79.9 million compared to the prior year period. Our Europe merchant services revenue for the six months ended November 30, 2010 decreased 7% to $153.7 million compared to the prior year period. These decreases were due to unfavorable fluctuations in foreign currency exchange rates and reduced revenue from one product line in the United Kingdom as we exited some high risk, lower margin merchant acquiring business.

Asia-Pacific merchant services revenue for the three months ended November 30, 2010 increased 42% to $36.5 million compared to the prior year period. Asia-Pacific merchant services revenue for the six months ended November 30, 2010 increased 29% to $66.0 million compared to the prior year period. The growth was due to solid business performance in the

Asia-Pacific region helped by the roll-out of new products by a major retailer with both physical and e-commerce transactions in several markets in the region and continued growth of our dynamic currency conversion.

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

Cost of service increased 6% to $154.2 million for the three months ended November 30, 2010 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 34.8% of revenue for the three months ended November 30, 2010 from 35.4% for the prior year’s comparable period. Cost of service increased 7% to $305.2 million for the six months ended November 30, 2010 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 34.5% of revenue for the six months ended November 30, 2010 from 34.9% for the prior year’s comparable period.

Sales, general and administrative expenses consists primarily of salaries, wages and related expenses paid to sales personnel; non-revenue producing customer support functions and administrative employees and management; commissions to independent contractors, ISOs and other third parties, advertising costs; other selling expenses, share-based compensation expenses and occupancy of leased space directly related to these functions.

Sales, general and administrative expenses increased 18% to $206.2 million for the three months ended November 30, 2010 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 46.5% for the three months ended November 30, 2010 compared to 42.9% in the prior year’s comparable period. Sales, general and administrative expenses increased 16% to $413.2 million for the six months ended November 30, 2010 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 46.8% for the six months ended November 30, 2010 compared to 43.3% in the prior year’s comparable period. This increase was primarily due to employee termination benefits, relocation benefits and expenses related to a new Global Service Center in Manila, Philippines, and proportional increases in commission payments to ISOs as a percentage of ISO revenues.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment decreased 9% to $67.1 million for the three months ended November 30, 2010 compared to the prior year’s comparable period. The operating margin was 20.5% and 24.6% for the three months ended November 30, 2010 and 2009, respectively. Operating income in the North America merchant services segment decreased 9% to $135.5 million for the six months ended November 30, 2010 compared to the prior year’s comparable period. The operating margin was 20.4% and 24.8% for the six months ended November 30, 2010 and 2009, respectively. Growth in the U.S. ISO channel reduced margins for the three and six months ended November 30, 2010. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. North America margins were also unfavorably affected by competitive pricing pressure in Canada.

International Merchant Services Segment

Operating income in the International merchant services segment increased 15% to $35.3 million for the three months ended November 30, 2010 compared to the prior year’s comparable period. The operating margin was 30.4% and 28.0% for the three months ended November 30, 2010 and 2009, respectively. Operating income in International merchant services increased 12% to $66.7 million for the six months ended November 30, 2010 compared to the prior year’s comparable period. The operating margin was 30.4% and 27.6% for the six months ended November 30, 2010 and 2009, respectively. The increase in operating margin is due to higher operating margins in the United Kingdom and in Asia-Pacific. The improvement in margin is driven by improving economies of scale, exiting certain high risk, lower margin merchant acquiring business in the United Kingdom and growth in the Asia-Pacific region. We intend to complete the migration of merchants in the United Kingdom to our back-end processing platform by the end of February 2011. This migration is expected to result in the opportunity for further margin expansion in the United Kingdom.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs.

Our corporate costs increased 23% to $19.3 million for the three months ended November 30, 2010 compared to the prior year’s comparable period. Our corporate costs increased 19% to $37.0 million for the six months ended November 30, 2010 compared to the prior year’s comparable period. These increases are primarily due to start up expenses related to a new Global Service Center in Manila, Philippines and the costs incurred to relocate operations.

Consolidated Operating Income

During the three months ended November 30, 2010, our consolidated operating income decreased $5.6 million to $83.1 million compared to the prior year’s comparable period. During the six months ended November 30, 2010, our consolidated operating income decreased $12.7 million to $165.3 million compared to the prior year’s comparable period. The decrease in our consolidated operating income is due to the decline in our North America merchant services segment, offset by our International merchant services segment and our increased sales, general and administrative expenses as discussed above.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and expense, gains and losses on foreign currency transactions and other non-operating income/expense. Other expense, net, decreased to $0.2 million for the three months ended November 30, 2010 compared to expense of $3.7 million in the prior year’s comparable period. Other expense, net, decreased to $3.5 million for the six months ended November 30, 2010 compared to expense of $7.2 million in the prior year’s comparable period. The decrease in our other expense is primarily due to recognition of a previously deferred gain of $2.6 million, which was recognized during the three months ended November 30, 2010 for the sale of our 20% interest in Global Payments Credit Services (“GPCS”) to Equifax Decision Systems, BV. See Note 12 – Commitments and Contingencies in the notes to the unaudited consolidated financial statements for further information.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interest, were 29.6% and 27.9% for the three months ended November 30, 2010 and 2009, respectively. Our effective tax rates were 30.6% and 28.9% for the six months ended November 30, 2010 and 2009, respectively. Our effective tax rates were lower than the United States statutory rate due to earnings in foreign jurisdictions that are taxed at a lower rate than United States earnings.

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

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. Lines of credit are used in certain of our markets to fund settlement and as a source of working capital and, along with other bank financing, to fund acquisitions. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise. To meet our current capital plan objectives, we entered into a new, unsecured five-year, $600 million revolving credit facility on December 7, 2010. Please see Long-Term Debt and Credit Facilities below for further information regarding this facility.

At November 30, 2010, we had cash and cash equivalents totaling $663.7 million. Of this amount, we consider $285.5 million to be available cash, which generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent surplus funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following business day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At November 30, 2010, our cash and cash equivalents included $252.9 million related to Merchant reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Operating activities used net cash of $60.9 million during the six months ended November 30, 2010 compared to providing net cash of $785.2 million during the prior year’s comparable period. The decrease in cash flow from operating activities was primarily due to the change in net settlement processing assets and obligations of $857.8 million. Net settlement processing assets and obligations were unusually high at November 30, 2009 due to the timing of month end cut-off. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash used in investing activities increased $18.1 million to $56.1 million for the six months ended November 30, 2010 from the prior year’s comparable period, primarily due to our capital expenditures of $51.7 million for investments in software and infrastructure during the six months ended November 30, 2010.

For the six months ended November 30, 2010, we generated $2.4 million in cash provided by financing activities compared to $52.5 million cash used in financing activities in the prior year’s comparable period. The increase in cash provided by financing activities was primarily due to increased line of credit borrowings in the Asia Pacific region to fund settlement, offset by higher debt repayment. See Long-Term Debt and Credit Facilities below for a more detailed discussion of our borrowing activities. Additionally, in the six months ended November 30, 2010 we paid $14.9 million in cash for share repurchases, $1.9 million of which represents the cash settlement of purchases executed during the fiscal year ended May 31, 2010. We repurchased an additional 344,847 shares of our common stock using the remaining $13.0 million of our fiscal 2007 $100 million authorization at an average share price of $37.64.

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

Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”). HSBC Asia Pacific may exercise the Put Option on the fifth anniversary of the closing of the acquisition (July 2011) and on each anniversary thereafter. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $115.3 million as of November 30, 2010. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of November 30, 2010 in our consolidated balance sheet.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	November 30, 2010	May 31, 2010
	(in thousands)
Lines of credit:
United States Credit Facility	$—	$—
Canada Credit Facility	—	—
National Bank of Canada Credit Facility	—	—
Macau Credit Facility	2,608	1,454
Sri Lanka Credit Facility	2,596	2,382
Philippines Credit Facility	7,599	9,064
Maldives Credit Facility	1,539	2,501
Singapore Credit Facility	11,275	—
Malaysia Credit Facility	17,634	—
Hong Kong Credit Facility	137,630	63,786

Total credit facilities	180,881	79,187
Notes Payable	12,222	10,064
Term loans	333,482	411,070

Total debt	$526,585	$500,321

Current portion	$323,975	$227,356
Long-term debt	202,610	272,965

Total debt	$526,585	$500,321

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the United States Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from credit and debit card networks.

On December 7, 2010, we entered into a new, unsecured five-year, $600 million revolving credit facility (the “Corporate Credit Facility”) with a syndicate of financial institutions. The facility expires in December 2015 and has a variable interest rate based on a market short-term interest rate plus a leverage based margin. In addition, the Corporate Credit Facility allows us to expand the facility size to $750 million by requesting additional commitments from new or existing lenders. The Corporate Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature.

We plan to use the Corporate Credit Facility to support strategic growth initiatives and for general corporate purposes, and we used approximately $150 million of the new facility to pay down existing term loan debt.

In conjunction with our entry into the Corporate Credit Facility on December 7, 2010, we terminated our former United States credit facility which was due to expire in November 2011.

Term Loans

On June 23, 2008, we entered into a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund the purchase of our initial 51% interest in the LLP. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a leverage based margin. As of November 30, 2010, the interest rate on the term loan was 1.4%. The term loan requires quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of November 30, 2010, the outstanding balance of this term loan was $140.0 million.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. This term loan expires in 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a leverage based margin. As of November 30, 2010, the interest rate on the term loan was 5.3% for the United States dollar borrowing facility and 3.6% for the British Pound Sterling borrowing facility. The term loan requires quarterly principal payments of $11.5 million and £2.2 million beginning with the quarter ended August 31, 2009 and increasing to $17.3 million and £3.3 million beginning with the quarter ending August 31, 2010. As of November 30, 2010, the outstanding balance of this term loan was $149.5 million and £28.3 million ($44.0 million equivalent).

Notes Payable

UCS, our subsidiary in the Russian Federation has notes payable with a total outstanding balance of approximately $12.2 million at November 30, 2010. These notes have fixed interest rates ranging from 8.0% to 10.5% with maturity dates ranging from March 2011 through July 2013.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our credit facilities and term loans. We are in compliance with these covenants as of November 30, 2010.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the six months ended November 30, 2010, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2010. You should read the Critical Accounting Estimates in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A—Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2010 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the six months ended November 30, 2010, currency rate fluctuations increased our revenues by $2.2 million and our diluted earnings per share by $0.02. To calculate this we converted our fiscal 2011 actual revenues and expenses from continuing operations at fiscal 2010 currency exchange rates.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 contains additional information regarding our exposure to market risk.

Item 4. Controls and Procedures

As of November 30, 2010, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

List of Exhibits

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.1	Key Position Agreement for Paul R. Garcia, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated January 6, 2010, File No. 001-16111, and incorporated herein by reference.

10.2	Employment Agreement for Morgan Schuessler, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.3	Amendment to Employment Agreement for Morgan Schuessler (Section 409A of the Internal Revenue Code), filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.4	Second Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.5	Third Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.6	Form of Global Payments Inc. 2010 Non-Employee Director Compensation Plan (Director Subplan), filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2010, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: January 10, 2011	/s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: January 10, 2011	/s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer