Form 10-Q
period 2011-02-28
GLOBAL PAYMENTS INC
filed 2011-04-01
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

The number of shares of the issuer’s common stock, no par value outstanding as of March 29, 2011 was 80,052,396.

GLOBAL PAYMENTS INC.

FORM 10-Q

For the quarterly period ended February 28, 2011

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended February 28,
	2011	2010
Revenues	$456,382	$398,535

Operating expenses:
Cost of service	168,332	146,202
Sales, general and administrative	209,851	178,484

	378,183	324,686

Operating income	78,199	73,849

Other income (expense):
Interest and other income	1,631	1,319
Interest and other expense	(4,315)	(4,141)

	(2,684)	(2,822)

Income from continuing operations before income taxes	75,515	71,027
Provision for income taxes	(20,962)	(20,298)

Income from continuing operations	54,553	50,729
(Loss) income from discontinued operations, net of tax	(430)	722

Net income including noncontrolling interests	54,123	51,451
Less: Net income attributable to noncontrolling interests, net of income tax provision of $644 and $442, respectively	(6,334)	(2,990)

Net income attributable to Global Payments	$47,789	$48,461

Amounts attributable to Global Payments:
Income from continuing operations	$48,219	$47,739
(Loss) income from discontinued operations, net of tax	(430)	722

Net income attributable to Global Payments	$47,789	$48,461

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$0.60	$0.59
(Loss) income from discontinued operations	—	0.01

Net income attributable to Global Payments	$0.60	$0.60

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$0.60	$0.58
(Loss) income from discontinued operations	(0.01)	0.01

Net income attributable to Global Payments	$0.59	$0.59

Dividends per share	$0.02	$0.02

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Nine Months Ended February 28,
	2011	2010
Revenues	$1,340,047	$1,217,418

Operating expenses:
Cost of service	473,578	432,287
Sales, general and administrative	623,019	533,337

	1,096,597	965,624

Operating income	243,450	251,794

Other income (expense):
Interest and other income	7,239	2,699
Interest and other expense	(13,455)	(12,704)

	(6,216)	(10,005)

Income from continuing operations before income taxes	237,234	241,789
Provision for income taxes	(70,489)	(69,489)

Income from continuing operations	166,745	172,300
(Loss) income from discontinued operations, net of tax	(946)	7,778

Net income including noncontrolling interests	165,799	180,078
Less: Net income attributable to noncontrolling interests, net of income tax provision of $1,949 and $922, respectively	(15,138)	(10,951)

Net income attributable to Global Payments	$150,661	$169,127

Amounts attributable to Global Payments:
Income from continuing operations	$151,607	$161,349
(Loss) income from discontinued operations, net of tax	(946)	7,778

Net income attributable to Global Payments	$150,661	$169,127

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$1.90	$1.99
(Loss) income from discontinued operations	(0.01)	0.10

Net income attributable to Global Payments	$1.89	$2.09

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$1.89	$1.96
(Loss) income from discontinued operations	(0.02)	0.10

Net income attributable to Global Payments	$1.87	$2.06

Dividends per share	$0.06	$0.06

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 28, 2011	May 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,329,065	$769,946
Accounts receivable, net of allowances for doubtful accounts of $348 and $269, respectively	137,653	131,817
Claims receivable, net of allowances for losses of $4,196 and $4,208, respectively	861	664
Settlement processing assets	64,973	13,741
Inventory	9,834	9,740
Deferred income taxes	4,288	2,752
Prepaid expenses and other current assets	23,038	39,604

Total current assets	1,569,712	968,264
Goodwill	765,714	569,090
Other intangible assets, net of accumulated amortization of $181,472 and $145,076, respectively	347,639	205,110
Property and equipment, net of accumulated depreciation of $155,699and $119,402, respectively	244,349	183,938
Deferred income taxes	101,252	90,470
Other	23,752	22,454

Total assets	$3,052,418	$2,039,326

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$188,961	$79,187
Current portion of long-term debt	79,771	148,169
Accounts payable and accrued liabilities	200,179	173,575
Settlement processing obligations	765,020	265,110
Income taxes payable	3,987	6,430

Total current liabilities	1,237,918	672,471
Long-term debt	301,319	272,965
Deferred income taxes	101,702	88,265
Other long-term liabilities	45,571	31,436

Total liabilities	1,686,510	1,065,137

Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest	126,559	102,672
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 82,793,925 issued and 80,066,188 outstanding at February 28, 2011 and 82,028,945 issued and 79,646,055 outstanding at May 31, 2010	—	—
Paid-in capital	484,757	460,747
Retained earnings	675,182	544,772
Treasury stock; 2,727,737 and 2,382,890 shares at February 28, 2011 and May 31, 2010, respectively	(112,980)	(100,000)
Accumulated other comprehensive income (loss)	49,283	(44,255)

Total Global Payments shareholders’ equity	1,096,242	861,264
Noncontrolling interest	143,107	10,253

Total equity	1,239,349	871,517

Total liabilities and equity	$3,052,418	$2,039,326

See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended February 28,
	2011	2010
Cash flows from operating activities:
Net income including noncontrolling interests	$165,799	$180,078
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization of property and equipment	29,033	25,798
Amortization of acquired intangibles	27,486	24,627
Share-based compensation expense	11,748	11,843
Provision for operating losses and bad debts	15,301	18,713
Deferred income taxes	3,639	(21,023)
Loss on disposal of discontinued operations	602	15,770
Other, net	(3,362)	947
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(5,836)	1,942
Claims receivable	(11,534)	(11,552)
Settlement processing assets and obligations, net	444,174	51,930
Inventory	(69)	(6,785)
Prepaid expenses and other assets	(7,997)	(2,474)
Payables to money transfer beneficiaries	—	(532)
Accounts payable and other accrued liabilities	45,182	25,607
Income taxes payable	19,125	3,308

Net cash provided by operating activities	733,291	318,197

Cash flows from investing activities:
Business and intangible asset acquisitions, net of cash acquired	(167,775)	(17,059)
Capital expenditures	(77,095)	(36,520)
Preliminary settlement of working capital adjustments from disposition of business	(1,921)	—
Net decrease (increase) in financing receivables	1,514	(649)
Proceeds from sale of investment and contractual rights, net	—	297

Net cash used in investing activities	(245,277)	(53,931)

Cash flows from financing activities:
Net borrowings on lines of credit	109,774	339
Proceeds from issuance of long-term debt	202,155	304,964
Principal payments under issuance of long-term debt	(248,996)	(50,958)
Acquisition of redeemable noncontrolling interest	—	(307,675)
Proceeds from stock issued under share-based compensation plans 50	12,072	20,699
Repurchase of common stock	(14,900)	—
Tax benefit from employee share-based compensation	1,335	4,579
Distributions to noncontrolling interest	(6,650)	(18,461)
Dividends paid	(4,782)	(4,877)

Net cash provided by (used in) financing activities	50,008	(51,390)

Effect of exchange rate changes on cash	21,097	1,965

Increase in cash and cash equivalents	559,119	214,841
Cash and cash equivalents, beginning of the period	769,946	426,935
Cash and cash equivalents of discontinued operations	—	(52,156)

Cash and cash equivalents, end of the period	$1,329,065	$589,620

See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)		Total Global Payments Shareholders’ Equity
	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability		Noncontrolling Interest	Total Equity
Balance at May 31, 2010	79,646	$460,747	$(100,000)	$544,772	$(41,306)	$(2,949)	$861,264	$10,253	$871,517
Comprehensive income:
Net income including noncontrolling interests				150,661			150,661	6,720	157,381
Foreign currency translation adjustment, net of tax of $(6,630)					93,538		93,538		93,538

Total comprehensive income							244,199	6,720	250,919

Stock issued under employee stock plans, net	765	12,072					12,072		12,072
Tax benefit from employee share-based compensation, net		190					190		190
Share-based compensation expense		11,748					11,748		11,748
Noncontrolling interests in business acquisitions								132,784	132,784
Distributions to noncontrolling interest								(6,650)	(6,650)
Redeemable noncontrolling interest valuation adjustment				(15,469)			(15,469)		(15,469)
Repurchase of common stock	(345)		(12,980)				(12,980)		(12,980)
Dividends paid ($0.06 per share)				(4,782)			(4,782)		(4,782)

Balance at February 28, 2011	80,066	$484,757	$(112,980)	675,182	$52,232	$(2,949)	$1,096,242	$143,107	$1,239,349

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss)		Total Global Payments Shareholders’ Equity
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability		Noncontrolling Interest	Total Shareholders’ Equity
Balance at May 31, 2009	80,445	$405,241	$273,090	$(8,987)	$(1,914)	$667,430	$10,813	$678,243
Comprehensive income (loss):
Net income including noncontrolling interests			169,127			169,127	5,956	175,083
Foreign currency translation adjustment, net of tax of $1,375				(9,537)		(9,537)		(9,537)

Total comprehensive income						159,590	5,956	165,546

Stock issued under employee stock plans	1,152	20,699				20,699		20,699
Tax benefit from exercise of stock options		4,579				4,579		4,579
Share-based compensation expense		11,843				11,843		11,843
Distributions to noncontrolling interest							(6,566)	(6,566)
Redeemable noncontrolling interest valuation adjustment			(14,237)			(14,237)		(14,237)
Deferred tax asset –arising from acquisition of noncontrolling interest			89,965			89,965		89,965
Dividends paid ($0.06 per share)			(4,877)			(4,877)		(4,877)

Balance at February 28, 2010	81,597	$442,362	$513,068	$(18,524)	$(1,914)	$934,992	$10,203	$945,195

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

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). We record corresponding liabilities in Settlement processing assets and Settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of February 28, 2011 and May 31, 2010, our cash and cash equivalents included $248.6 million and $199.4 million, respectively, related to Merchant Reserves.

Our cash and cash equivalents include settlement related cash balances. Settlement related cash balances represent surplus funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. At February 28, 2011, settlement related cash balances and the corresponding settlement processing obligations were unusually high due to the timing of month end cut off. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Please see Settlement processing assets and obligations below for further information.

Inventory—Inventory, which includes electronic point of sale terminals, automated teller machines, and related peripheral equipment, is stated at the lower of cost or market. Cost is determined by using the average cost method.

Settlement processing assets and obligations—We are designated as a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks of either organization (“Member”) sponsoring us and our adherence to the standards of the Visa and MasterCard networks. We have seven primary financial institution sponsors in the United States, Canada, the United Kingdom, the Asia-Pacific region, the Russian Federation and Spain with whom we have sponsorship or depository and clearing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply. Certain of the member financial institutions of Visa and MasterCard are our competitors.

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

For transactions processed on our systems, we use our internal network telecommunication infrastructure to provide funding instructions to the Members who in turn fund the merchants. In certain of our markets, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card networks creating a net settlement obligation on our balance sheet. In our other markets, the Member funds the merchants before the Member receives the net settlement funds from the card networks, creating a net settlement asset on our balance sheet. In certain markets in the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. In such instances, we do not reflect the related settlement processing assets and obligations in our consolidated balance sheet. The Member will continue to provide these operations and services until the integration to our platform is completed. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in the United States and Canada at which point the related settlement assets and obligations will be reflected in our consolidated balance sheet.

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

Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding (“Receivable from Members”), and (iii) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant Reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder (“Merchant Reserves”). Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have received funding from the Members but have not funded merchants on behalf of the Members (“Liability to Members”), (iii) Exception items, (iv) Merchant Reserves, (v) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vi) the reserve for sales allowances. In cases in which the Member uses its own funds to satisfy a funding obligation to merchants that precedes the incoming amount from the card network, we reflect the amount of this funding as a component of “Liability to Members.”

A summary of these amounts as of February 28, 2011 and May 31, 2010 is as follows:

	February 28, 2011	May 31, 2010
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$4,929	$19
Receivable from Members, net	178,328	12,258
Exception items	8,978	1,748
Merchant reserves	(127,262)	(284)

Total	$64,973	$13,741

Settlement processing obligations:
Interchange reimbursement	$192,661	$194,341
Liability to Members, net	(839,444)	(259,947)
Exception items	6,580	6,254
Merchant reserves	(121,344)	(199,077)
Fair value of guarantees of customer chargebacks	(2,542)	(5,810)
Reserves for sales allowances	(931)	(871)

Total	$(765,020)	$(265,110)

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

As of February 28, 2011 and May 31, 2010, $2.5 million and $5.8 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying unaudited consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended February 28, 2011 and 2010, we recorded such expenses in the amounts of $1.6 million and $1.0 million, respectively. For the nine months ended February 28, 2011 and 2010, we recorded such expenses in the amounts of $3.7 million and $6.2 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of both February 28, 2011 and May 31, 2010, we have a check guarantee loss reserve of $4.2 million, which is included in net claims receivable in the accompanying consolidated balance sheets. For both the three months ended February 28, 2011 and 2010, we recorded expenses of $3.5 million. For the nine months ended February 28, 2011 and 2010, we recorded expenses of $11.3 million and $11.4 million, respectively. These expenses are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

During fiscal 2010, we placed into service $54.9 million of hardware and software associated with our next generation technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing in the United States, Asia-Pacific, the United Kingdom, and Canada, and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the nine months ended February 28, 2011 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform. We did not place any hardware or software costs associated with G2 into service during the nine months ended February 28, 2011.

Goodwill and other intangible assets—We completed our most recent annual goodwill impairment test as of January 1, 2011 and determined that the fair value of each of our reporting units is substantially in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Goodwill is tested for impairment at the reporting unit level and consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts previously allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value of goodwill is the impairment loss.

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

Impairment of long-lived assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at February 28, 2011 and May 31, 2010.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Please see Note 6 – Income Taxes for further information.

Fair value of financial instruments—We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. At February 28, 2011, the carrying amount of our term loans approximates fair value. Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 10.5% and maturity dates ranging from March 2011 through July 2015. At February 28, 2011, we believe the carrying amount of these notes approximates fair value. Please see Note 5 – Long-Term Debt and Credit Facilities for further information.

Financing receivables—Our subsidiary in the Russian Federation purchases Automated Teller Machines (ATMs) and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $20.2 million and $24.2 million of financing receivables included in prepaid and other current assets (current portion) and other assets (long-term portion) in our February 28, 2011 and May 31, 2010 consolidated balance sheets, respectively.

There is an inherent risk that our customer may not pay the contractual balances due. We periodically review the financing receivables for credit losses and past due balances to determine whether an allowance should be recorded. Historically we have not had any credit losses or past due balances associated with these receivables and therefore we do not have an allowance recorded. We have had no financing receivables modified as troubled debt restructurings nor have we had any purchases or sales of financing receivables.

Foreign currencies—We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the nine months ended February 28, 2011 and 2010, our transaction gains and losses were insignificant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended February 28, 2011 and 2010 excludes incremental shares of 0.1 million and 0.2 million, respectively, related to stock options. The diluted share base for the nine months ended February 28, 2011 and 2010 excludes incremental shares of 0.7 million and 0.4 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three and nine months ended February 28, 2011 and 2010 (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Basic weighted average shares outstanding	79,897	81,539	79,711	81,102
Plus: dilutive effect of stock options and restricted stock awards	836	1,097	702	1,079

Diluted weighted average shares outstanding	80,733	82,636	80,413	82,181

New accounting pronouncements—From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This ASU is effective for us beginning June 1, 2011. The adoption of this standard is not expected to have an impact on our financial position or results of operations because none of our reporting units have zero or negative carrying amounts.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 amends and clarifies the acquisition date to be used for reporting pro forma financial disclosures when comparative financial statements are presented. In addition, it requires a description of the nature of and amount of any material, non-recurring pro forma adjustments directly attributable to the business combination. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The standard will become effective for us beginning in June 2011 and will not have an impact on our financial position or results of operations as it only amends required disclosures.

In July 2010, the FASB issued ASU 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 amends Accounting Standards Codification Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. ASU 2010-20 is effective for us beginning with the quarter ended February 28, 2011. The impact of ASU 2010-20 on our disclosures is reflected in Financing Receivables above.

NOTE 2—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

Fiscal 2011

Comercia de “la Caixa”

On December 20, 2010, we acquired a 51% majority interest in Comercia de “la Caixa” (“Comercia”), a newly formed company into which Caixa d’Estalvis i Pensions de Barcelona (“la Caixa”) contributed its merchant acquiring business in Spain. We own 51% of Comercia and “la Caixa” owns the remaining 49%. We purchased our share of Comercia for €125 million. The partners contributed a total of €6.4 million as initial capital to form Comercia. Our total contribution to Comercia, including our 51% share of the initial capital is €128.3 million ($173.5 million as of the closing date). We manage the day-to-day operations of the partnership, control all major decisions and, accordingly, consolidate the partnership’s financial results for accounting purposes effective with the closing date. In conjunction with the acquisition, “la Caixa” agreed to a twenty-year marketing alliance in which “la Caixa” will refer customers to Comercia for payment processing services in Spain and provide sponsorship into the card networks. We funded the purchase with a combination of existing cash resources in Europe and the Euro-denominated borrowing on our Corporate Credit Facility.

We formed Comercia with “la Caixa”, the largest retail bank in Spain, to provide merchant acquiring services to merchants in Spain. The purchase price was determined by analyzing the historical and prospective financial statements. This business acquisition is not material to our consolidated results of operations and accordingly, we have not provided pro forma information relating to this acquisition.

The following table summarizes the preliminary purchase price allocation (in thousands):

Goodwill	$147,534
Customer-related intangible assets	96,100
Contract-based intangible assets	54,141
Working capital, net	8,513

Total assets acquired	306,288
Non-controlling interest	(132,784)

Net assets acquired	$173,504

The goodwill associated with the acquisition is deductible for tax purposes. The customer-related intangible assets have estimated amortization periods of 10 years. The contract-based intangible assets have estimated amortization periods of 20 years.

Other

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

NOTE 3—DISCONTINUED OPERATIONS

On May 26, 2010, we completed the disposition of our DolEx and Europhil-branded money transfer businesses to an affiliate of Palladium Equity Partners, LLC for $85.0 million. Under the terms of the sale and purchase agreement, we received net proceeds of $60.2 million ($85.0 million less $24.8 million cash remaining in the business at closing to fund associated settlement obligations), subject to final working capital adjustments.

The operating results of the money transfer segment for the three and nine months ended February 28, 2010 have been reported as discontinued operations as follows (in thousands):

	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
Net revenues	$28,271	$89,865
Operating income	$2,270	$8,609
Estimated loss on disposal	(179)	(16,029)
Other income	(180)	(55)

Loss before income taxes	1,911	(7,475)
Income tax benefit	(1,189)	15,253

Income from discontinued operations, net of tax	$722	$7,778

During the nine months ended February 28, 2011, we paid Palladium $1.9 million in a preliminary settlement of working capital adjustments. Subsequent to February 28, 2011, we reached a settlement with Palladium to finalize the working capital adjustments and recorded an accrual of $0.6 million for this payment in our February 28, 2011 consolidated balance sheet.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of February 28, 2011 and May 31, 2010, goodwill and intangible assets consisted of the following:

	February 28, 2011	May 31, 2010
	(in thousands)
Goodwill	$765,714	$569,090

Other intangible assets:
Customer-related intangible assets	$447,752	$322,053
Contract-based intangible assets	72,863	20,087
Trademarks, finite life	8,496	8,046

	529,111	350,186

Less accumulated amortization on:
Customer-related intangible assets	167,546	136,333
Contract-based intangible assets	10,159	6,052
Trademarks	3,767	2,691

	181,472	145,076

Total intangible assets	$347,639	$205,110

The following table discloses the changes in the carrying amount of goodwill for the nine months ended February 28, 2011 (in thousands):

	North America merchant services	International merchant services	Total
Balance at May 31, 2010	$210,065	$359,025	$569,090
Goodwill acquired	—	147,536	147,536
Purchase price allocation adjustments	(30)	—	(30)
Effect of foreign currency translation	7,079	42,039	49,118

Balance at February 28, 2011	$217,114	$548,600	$765,714

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	February 28, 2011	May 31, 2010
	(in thousands)
Credit facilities:
Corporate Credit Facility	$198,271	$—
Canada Credit Facility	—	—
National Bank of Canada Credit Facility	—	—
United Kingdom Credit Facility	69,570	—
Macau Credit Facility	2,467	1,454
Sri Lanka Credit Facility	2,766	2,382
Philippines Credit Facility	9,784	9,064
Maldives Credit Facility	4,035	2,501
Singapore Credit Facility	23,014	—
Malaysia Credit Facility	19,651	—
Hong Kong Credit Facility	57,674	63,786

Total credit facilities	387,232	79,187
Notes Payable	12,174	10,064
Term loans	170,645	411,070

Total debt	$570,051	$500,321

Current portion	$268,732	$227,356
Long-term debt	301,319	272,965

Total debt	$570,051	$500,321

Credit Facilities

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the Corporate Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from credit and debit card networks. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents. Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available borrowings under our credit facilities at February 28, 2011 were $653.8 million.

On September 22, 2010, we entered into a revolving overdraft facility with HSBC Bank Malaysia Berhad for 90 million Malaysian Ringgits ($29.5 million at February 28, 2011) to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable interest rate plus a margin, and is subject to annual review.

On October 1, 2010, we entered into a revolving overdraft facility with The Hongkong and Shanghai Banking Corporation Limited for 25 million Singapore Dollars ($19.7 million at February 28, 2011) to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable interest rate plus a margin, and is subject to annual review.

On December 7, 2010, we entered into a new, unsecured five-year, $600 million revolving credit facility (the “Corporate Credit Facility”) with a syndicate of financial institutions. The multi-currency facility expires in December 2015 and has a variable interest rate based on a market short-term interest rate plus a leverage based margin. In addition, the Corporate Credit Facility allows us to expand the facility size to $750 million by requesting additional commitments from new or existing lenders. The Corporate Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature.

We plan to use the Corporate Credit Facility to support strategic growth initiatives and for general corporate purposes, and we used approximately $150 million of the new facility to pay down existing term loan debt. As of February 28, 2011, interest rates on the term loan were between 1.8% and 2.1%, depending on the currency of the borrowing, and the aggregate outstanding balance was $198.3 million. The Corporate Credit Facility is included in long-term debt in the accompanying consolidated balance sheets because we are not contractually obligated to make repayments in the next twelve months. In conjunction with our entry into the Corporate Credit Facility on December 7, 2010, we terminated our United States Credit Facility, which was due to expire in November 2011.

On January 5, 2011, the Hong Kong Credit Facility, initially entered into on April 1, 2010 for the purpose of funding merchants prior to receipt of corresponding settlement funds from the card associations, was increased from HKD 800 million to HKD 1 billion ($128.3 million at February 28, 2011). This increase reflects growth in the volume of merchant funding.

In connection with our United Kingdom back-end conversion, on February 25, 2011, we entered into a new £80 million ($130.1 million at February 28, 2011) revolving overdraft facility with HSBC Bank plc to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility is denominated in GBP. This facility has a variable interest rate plus a margin and is subject to annual review.

Term Loans

On June 23, 2008, we entered into a five-year, unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund the purchase of our initial 51% interest in the LLP. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a leverage based margin. As of February 28, 2011, the interest rate on the term loan was 1.3%. The term loan requires quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ended August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of February 28, 2011, the outstanding balance of this term loan was $130.0 million.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then-existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. In December 2010, the entire balance of the United States dollar portion of the term loan was repaid by a borrowing on the Corporate Credit Facility, and the facility terms were amended. The term loan expires in 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a leverage based margin. As of February 28, 2011, the interest rate on the remaining British Pound Sterling portion of the term loan was 2.1%. The term loan requires quarterly principal payments of £2.2 million beginning with the quarter ended August 31, 2009 and increasing to £3.3 million beginning with the quarter ended August 31, 2010. As of February 28, 2011, the outstanding balance of this term loan was £25.0 million ($40.6 million equivalent).

Notes Payable

UCS, our subsidiary in the Russian Federation has notes payable with a total outstanding balance of approximately $12.2 million at February 28, 2011. These notes have fixed interest rates ranging from 8.0% to 10.5% with maturity dates ranging from March 2011 through July 2015.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our credit facilities and term loans. We are in compliance with these covenants as of February 28, 2011.

NOTE 6—INCOME TAXES

During fiscal 2010, we recorded a deferred tax asset of $90.0 million associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP. Please see Note 2 – Business and Intangible Asset Acquisitions for further information.

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interest, were 29.5% and 29.3% for the three months ended February 28, 2011 and 2010, respectively, and were 31.1% and 29.8% for the nine months ended February 28, 2011 and 2010, respectively. Our effective tax rates were lower than the United States statutory rate due to earnings in foreign jurisdictions that are taxed at a lower rate than United States earnings.

As of February 28, 2011 and May 31, 2010, other long-term liabilities included liabilities for unrecognized income tax benefits of $33.4 million and $20.8 million, respectively. Accrued interest and penalties were insignificant.

During the three and nine months ended February 28, 2011, we recognized additional liabilities of $4.7 million and $12.6 million, respectively, for unrecognized income tax benefits. During both the nine months ended February 28, 2011 and 2010, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits was insignificant.

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

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

As of February 28, 2011, we have four share-based employee compensation plans: the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”), and the Employee Stock Purchase Plan. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the the 2000 Plan, the 2005 Plan, and the Director Plan (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of February 28, 2011 are 1.8 million for the 2005 Plan and 0.3 million for the Director Plan.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
Share-based compensation cost	$4.1	$4.4	$11.7	$11.8
Income tax benefit	1.5	1.5	4.1	4.1

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

The following is a summary of our stock option plans as of and for the nine months ended February 28, 2011:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2010	3,042	$31
Granted	325	38
Forfeited	(182)	36
Exercised	(456)	29

Outstanding at February 28, 2011	2,729	32	5	$42.7

Options vested and exercisable at February 28, 2011	2,077	$30	4	$37.8

The aggregate intrinsic value of stock options exercised during the nine months ended February 28, 2011 and 2010 was $7.4 million and $21.4 million, respectively. As of February 28, 2011, we had $4.4 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 2.0 years.

The weighted average grant-date fair values of each option granted during the nine months ended February 28, 2011 and 2010 were $12 and $14 respectively. The fair value of each option granted during the nine months ended February 28, 2011 and 2010 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the respective period:

	Nine Months Ended February 28,
	2011	2010
2005 Plan
Risk-free interest rates	1.74%	2.72%
Expected volatility	31.96%	32.31%
Dividend yields	0.21%	0.21%
Expected lives	5 years	5 years
Directors Plan
Risk-free interest rates	1.31%	2.24%
Expected volatility	31.96%	32.31%
Dividend yields	0.21%	0.21%
Expected lives	5 years	5 years

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

The following table summarizes the changes in non-vested restricted stock awards for the nine months ended February 28, 2011.

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)
Non-vested at May 31, 2010	713	$42
Granted	461	38
Vested	(258)	42
Forfeited	(43)	40

Non-vested at February 28, 2011	873	40

The total fair value of shares vested during the nine months ended February 28, 2011 was $10.8 million. During the nine months ended February 28, 2010, the weighted average grant-date fair value of shares vested was $41 and the total fair value of shares vested was $9.1 million.

We recognized compensation expenses for restricted stock of $3.2 million in both the three months ended February 28, 2011 and 2010. We recognized compensation expenses for restricted stock of $9.2 million and $8.2 million in the nine months ended February 28, 2011 and 2010, respectively. As of February 28, 2011, there was $27.7 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of February 28, 2011, 0.9 million shares had been issued under this plan, with 1.5 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during both the nine months ended February 28, 2011 and 2010 was $6, which represents the fair value of the 15% discount.

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Nine Months Ended February 28,
	2011	2010
	(in thousands)
Income taxes paid, net of refunds	$36,065	$53,464
Interest paid	11,882	8,870
Financing receivables:
Investment in equipment for financing leases	$(54)	$(1,932)
Principal collections from customers—financing leases	1,568	1,283

Net decrease (increase) in financing receivables	$1,514	$(649)

NOTE 10—NONCONTROLLING INTERESTS

The following table details the components of redeemable noncontrolling interest for the nine months ended February 28, 2011 and 2010:

	Nine Months Ended February 28,
	2011	2010
	(in thousands)
Beginning balance	$102,672	$399,377
Acquisition of redeemable noncontrolling interest	—	(307,675)
Net income attributable to redeemable noncontrolling interest	8,418	4,995
Distributions to redeemable noncontrolling interest	—	(11,896)
Increase in the maximum redemption amount of redeemable noncontrolling interest	15,469	14,237

Ending balance	$126,559	$99,038

For the nine months ended February 28, 2011 and 2010, net income included in the consolidated statements of changes in equity is reconciled to net income presented in the consolidated statements of income as follows:

	Nine Months Ended February 28,
	2011	2010
	(in thousands)
Net income attributable to Global Payments	$151,150	$169,127
Net income attributable to nonredeemable noncontrolling interest	6,720	5,956
Net income attributable to redeemable noncontrolling interest	8,418	4,995

Net income including noncontrolling interest	$166,288	$180,078

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and nine months ended February 28, 2011 and 2010:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
	(in thousands)
Revenues:
United States	$249,194	$216,168	$750,495	$659,868
Canada	81,066	77,092	243,733	236,552

North America merchant services	330,260	293,260	994,228	896,420
Europe	90,531	78,174	244,208	242,785
Asia-Pacific	35,591	27,101	101,611	78,213

International merchant services	126,122	105,275	345,819	320,998

Consolidated revenues	$456,382	$398,535	$1,340,047	$1,217,418

Operating income for segments:
North America merchant services	$62,916	$60,855	$198,415	$210,419
International merchant services	35,537	28,853	102,279	88,353
Corporate	(20,254)	(15,859)	(57,244)	(46,978)

Consolidated operating income	$78,199	$73,849	$243,450	$251,794

Depreciation and amortization:
North America merchant services	$7,961	$8,195	$23,874	$23,074
International merchant services	13,336	8,397	31,626	25,592
Discontinued operations	—	—	—	1,362
Corporate	494	128	1,019	397

Consolidated depreciation and amortization	$21,791	$16,720	$56,519	$50,425

Our results of operations and our financial condition are not significantly reliant upon any single customer or referral partner.

NOTE 12—COMMITMENTS AND CONTINGENCIES

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business channel. Global Payments Asia-Pacific Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”). HSBC Asia Pacific may exercise the Put Option on the fifth anniversary of the closing of the acquisition (July 2011) and on each anniversary thereafter. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $126.6 million as of February 28, 2011. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of February 28, 2011 in our consolidated balance sheet.

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

General

We are a leading payment processing company. As a processor of electronic transactions, we enable merchants, multinational corporations, financial institutions, consumers, government agencies and other profit and non-profit business enterprises to facilitate electronic payments to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun-off from our former parent company in January 2001. Including our time as part of our former parent company, we have been in business since 1967.

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

Our products and services are marketed through a variety of sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions. We seek to leverage the rapid adoption of, and transition to, card based payments by expanding market share in our existing markets through our distribution channels or through acquisitions in North America, the Asia-Pacific region and Europe, and investing in and leveraging technology and people, thereby maximizing shareholder value. We may also seek to enter new markets through acquisitions and expansion in the Asia-Pacific region, Europe and South America.

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

Executive Overview

On December 20, 2010, we acquired a 51% majority interest in Comercia de “la Caixa” (“Comercia”), a newly formed company into which Caixa d’Estalvis i Pensions de Barcelona (“la Caixa”) contributed its merchant acquiring business in Spain. We own 51% of Comercia and “la Caixa” owns the remaining 49%. We purchased our share of Comercia for €125 million. The partners contributed a total of €6.4 million, as initial capital to form Comercia. Our total contribution to Comercia, including our 51% share of the initial capital is €128.3 million ($173.5 million as of the closing date). We manage the day-to-day operations of the partnership, control all major decisions and, accordingly, consolidate the partnership’s financial results for accounting purposes effective with the closing date. In conjunction with the acquisition, “la Caixa” agreed to a twenty-year marketing alliance in which “la Caixa” will refer customers to Comercia for payment processing services in Spain and provide sponsorship into the card networks. We funded the purchase with a combination of existing cash resources in Europe and the Euro-denominated borrowing on our Corporate Credit Facility.

We formed Comercia with “la Caixa”, the largest retail bank in Spain, to provide merchant acquiring services to merchants in Spain.

On May 26, 2010, we completed the disposition of our DolEx and Europhil-branded money transfer businesses to an affiliate of Palladium Equity Partners, LLC for $85.0 million. We recognized a pre-tax loss on disposal of $25.2 million. We also recognized $15.7 million of tax benefits associated with the disposition. As a result of our May 2010 disposition of the money transfer businesses, this segment has been accounted for as a discontinued operation. Amounts related to our discontinued operations in our prior fiscal years’ statements of income have been reclassified to conform with the presentation in the current fiscal year. Please see Note 3—Discontinued Operations in the notes to the unaudited consolidated financial statements for further information.

During the three months ended February 28, 2011, revenues increased $57.8 million when compared to the prior year. Revenues increased $122.6 million during the nine months ended February 28, 2011 compared to the prior year. Revenue growth was driven by our North America merchant services segment as a result of our direct ISO channel which continues to gain market share in the United States. Revenues for the three and nine months ended February 28, 2011 also increased by 20% and 8%, respectively, in our International merchant services segment compared to the prior year. This increase is due to solid business performance in the United Kingdom, Russia, and, particularly, the Asia Pacific region. In addition, our Europe merchant services revenue increased due to the impact of our acquisition in Spain on December 20, 2010.

Operating income for the three months ended February 28, 2011 increased $4.3 million, or 6%, when compared to the prior year primarily due to growth in International, offset by increased corporate expenses. Operating income decreased $8.3 million during the nine months ended February 28, 2011 compared to the prior year. The consolidated operating income decline was primarily driven by our North America business, specifically Canada which continues to operate in a more competitive market. Operating margins for the three months ended February 28, 2011 declined to 17.1% compared to 18.5% in the prior year. Operating margins for the nine months ended February 28, 2011 declined to 18.2% compared to 20.7% in the prior year. The decline in operating margins is due to the dilutive impact of ISO transactions, Canada pricing compression, the dilutive impact of our Spain acquisition and increased corporate costs, offset by improved margins in the International merchant services segment. Sales, general and administrative costs increased $89.7 million, or 17% due to employee termination benefits, relocation benefits and expenses related to a new Global Service Center in Manila, Philippines, and proportional increases in commission payments to ISOs as a percentage of ISO revenues.

For the three months ended February 28, 2011 currency exchange rate fluctuations increased our revenues by $4.9 million and our earnings by $0.02 per diluted share. For the nine months ended February 28, 2011 currency exchange rate fluctuations increased our revenues by $7.1 million and our earnings by $0.04 per diluted share. To calculate this impact, we converted our fiscal 2011 actual revenues and expenses from continuing operations at fiscal 2010 currency exchange rates. Further fluctuations in currency exchange rates could cause our results to differ from our current expectations.

Results of Operations

The following table shows key selected financial data for the three months ended February 28, 2011 and 2010, this data as a percentage of total revenue, and the changes between three months ended February 28, 2011 and 2010, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended February 28, 2011	% of Revenue(1)	Three Months Ended February 28, 2010	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$249,194	55%	$216,168	54%	$33,026	15%
Canada	81,066	18	77,092	19	3,974	5

North America merchant services	330,260	72	293,260	74	37,000	13

Europe	90,531	20	78,174	20	12,357	16
Asia-Pacific	35,591	8	27,101	7	8,490	31

International merchant services	126,122	28	105,275	26	20,847	20

Total revenues	$456,382	100%	$398,535	100%	$57,847	15

Consolidated operating expenses:
Cost of service	$168,332	36.9%	$146,202	36.7%	$22,130	15
Sales, general and administrative	209,851	46.0	178,484	44.8	31,367	18

Operating income	$78,199	17.1%	$73,849	18.5%	$4,350	6%

Operating income for segments:
North America merchant services	$62,916		$60,855		$2,061	3%
International merchant services	35,537		28,853		6,684	23
Corporate	(20,254)		(15,859)		(4,395)	(28)

Operating income	$78,199		$73,849		$4,350	6%

Operating margin for segments:
North America merchant services	19.1%		20.8%		(1.7)%
International merchant services	28.2%		27.4%		0.8%

(1)	Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the nine months ended February 28, 2011 and 2010, this data as a percentage of total revenue, and the changes between nine months ended February 28, 2011 and 2010, in dollars and as a percentage of the prior year’s comparable period.

	Nine Months Ended February 28, 2011	% of Revenue(1)	Nine Months Ended February 28, 2010	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$750,495	56%	$659,868	54%	$90,627	14%
Canada	243,733	18	236,552	19	7,181	3

North America merchant services	994,228	74	896,420	74	97,808	11

Europe	244,208	18	242,785	20	1,423	1
Asia-Pacific	101,611	8	78,213	6	23,398	30

International merchant services	345,819	26	320,998	26	24,821	8

Total revenues	$1,340,047	100%	$1,217,418	100%	$122,629	10

Consolidated operating expenses:
Cost of service	$473,578	35.3%	$432,287	35.5%	$41,291	10
Sales, general and administrative	623,019	46.5	533,337	43.8	89,682	17

Operating income	$243,450	18.2%	$251,794	20.7%	$(8,344)	(3)%

Operating income for segments:
North America merchant services	$198,415		$210,419		$(12,004)	(6)%
International merchant services	102,279		88,353		13,926	16
Corporate	(57,244)		(46,978)		(10,266)	(22)

Operating income	$243,450		$251,794		$(8,344)	(3)%

Operating margin for segments:
North America merchant services	20.0%		23.5%		(3.5)%
International merchant services	29.6%		27.5%		2.1%

(1)	Percentage amounts may not sum to the total due to rounding.

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

For the three months ended February 28, 2011, revenues increased 15% to $456.4 million compared to the prior year’s comparable period. For the nine months ended February 28, 2011, revenues increased 10% to $1,340.0 million compared to the prior year’s comparable period.

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the three months ended February 28, 2011, currency exchange rate fluctuations increased our revenues by $4.9 million. For the nine months ended February 28, 2011, currency exchange rate fluctuations increased our revenues by $7.1 million.

North America Merchant Services Segment

For the three months ended February 28, 2011, revenue from our North America merchant services segment increased 13% to $330.3 million compared to the prior year’s comparable period. For the nine months ended February 28, 2011, revenue from our North America merchant services segment increased 11% to $994.2 million compared to the prior year’s comparable period.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For the three months ended February 28, 2011, our United States revenue grew 15%. Transaction growth of 20% was offset by a 5% decrease in average ticket. For the nine months ended February 28, 2011, United States revenue grew 14% as transaction growth of 19% was offset by a 4% decrease in average ticket. We believe this decline in average ticket is due to a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets when compared to larger merchants. The effect of consumers replacing cash-based payments with debit card transactions also lowers our overall United States average ticket amounts. Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit, with PIN-based debit representing less than 10% of our total transactions. Aside from the impact of changes in our average ticket, the remaining differences between our transaction growth and revenue growth are due to our service fees, equipment fees, check-related services, non-profit channel and our domestic indirect revenue.

For the three months ended February 28, 2011 our Canadian revenue increased 5% compared to the prior year period. For the nine months ended February 28, 2011, our Canadian revenue increased 3% compared to the prior year period. The increases in revenue were due to favorable foreign currency trends in Canada, which were offset, on a year-to-date basis, by reduced spreads due to market-driven pricing pressure as compared to the prior year’s comparable period.

International Merchant Services Segment

For the three months ended February 28, 2011 International merchant services revenue increased 20% to $126.1 million compared to the prior year period. For the nine months ended February 28, 2011, International merchant services revenue increased 8% to $345.8 million compared to the prior year period.

Our Europe merchant services revenue for the three months ended February 28, 2011 increased 16% to $90.5 million compared to the prior year period. Our Europe merchant services revenue for the nine months ended February 28, 2011 increased 1% to $244.2 million compared to the prior year period. Our Europe merchant services revenue increased due to the impact of our acquisition in Spain on December 20, 2010. The growth in our Europe merchant services revenue during the nine months ended February 28, 2011 was offset by unfavorable fluctuations in foreign currency exchange rates.

Asia-Pacific merchant services revenue for the three months ended February 28, 2011 increased 31% to $35.6 million compared to the prior year period. Asia-Pacific merchant services revenue for the nine months ended February 28, 2011 increased 30% to $101.6 million compared to the prior year period. The growth was due to solid business performance in the Asia-Pacific region helped by the roll-out of new products by a major retailer with both physical and e-commerce transactions in several markets in the region and continued growth of our installment payment plan, and dynamic currency conversion products.

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

Cost of service increased 15% to $168.3 million for the three months ended February 28, 2011 compared to the prior year’s comparable period. As a percentage of revenue, cost of service increased to 36.9% of revenue for the three months ended February 28, 2011 from 36.7% for the prior year’s comparable period. Cost of service increased 10% to $473.6 million for the nine months ended February 28, 2011 compared to the prior year’s comparable period. As a percentage of revenue, cost of service decreased to 35.3% of revenue for the nine months ended February 28, 2011 from 35.5% for the prior year’s comparable period.

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

Sales, general and administrative expenses increased 18% to $209.9 million for the three months ended February 28, 2011 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 46.0% for the three months ended February 28, 2011 compared to 44.8% in the prior year’s comparable period. Sales, general and administrative expenses increased 17% to $623.0 million for the nine months ended February 28, 2011 compared to the prior year’s comparable period. As a percentage of revenue, these expenses increased to 46.5% for the nine months ended February 28, 2011 compared to 43.8% in the prior year’s comparable period. This increase was primarily due to employee termination benefits, relocation benefits and expenses related to a new Global Service Center in Manila, Philippines, and proportional increases in commission payments to ISOs as a percentage of ISO revenues.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment increased 3% to $62.9 million for the three months ended February 28, 2011 compared to the prior year’s comparable period. The operating margin was 19.1% and 20.8% for the three months ended February 28, 2011 and 2010, respectively. Operating income in the North America merchant services segment decreased 6% to $198.4 million for the nine months ended February 28, 2011 compared to the prior year’s comparable period. The operating margin was 20.0% and 23.5% for the nine months ended February 28, 2011 and 2010, respectively. Growth in the U.S. ISO channel reduced margins for the three and nine months ended February 28, 2011. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. North America margins were also unfavorably affected by competitive pricing pressure in Canada.

International Merchant Services Segment

Operating income in the International merchant services segment increased 23% to $35.5 million for the three months ended February 28, 2011 compared to the prior year’s comparable period. The operating margin was 28.2% and 27.4% for the three months ended February 28, 2011 and 2010, respectively. Operating income in International merchant services increased 16% to $102.3 million for the nine months ended February 28, 2011 compared to the prior year’s comparable period. The operating margin was 29.6% and 27.5% for the nine months ended February 28, 2011 and 2010, respectively. The increase in operating margin is due to improving operating margins in the United Kingdom and higher operating margins, improving economies of scale and growth in Asia-Pacific region. We completed the migration of merchants in the United Kingdom to our back-end processing platform at the end of February 2011. This migration is expected to result in the opportunity for further margin expansion in the United Kingdom.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs.

Our corporate costs increased 28% to $20.3 million for the three months ended February 28, 2011 compared to the prior year’s comparable period. Our corporate costs increased 22% to $57.2 million for the nine months ended February 28, 2011 compared to the prior year’s comparable period. These increases are primarily due to expenses related to our new Global Service Center in Manila, Philippines and employee termination and relocation benefits.

Consolidated Operating Income

During the three months ended February 28, 2011, our consolidated operating income increased $4.4 million to $78.2 million compared to the prior year’s comparable period. The increase in our consolidated operating income is due to the increases in our North America and International merchant services segments, offset by our increased sales, general and administrative expenses as discussed above. During the nine months ended February 28, 2011, our consolidated operating income decreased $8.3 million to $243.5 million compared to the prior year’s comparable period. The decrease in our consolidated operating income is due to the decline in our North America merchant services segment, offset by our International merchant services segment.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and expense, gains and losses on foreign currency transactions and other non-operating income/expense. Other expense, net, decreased to $2.7 million for the three months ended February 28, 2011 compared to expense of $2.8 million in the prior year’s comparable period. Other expense, net, decreased to $6.2 million for the nine months ended February 28, 2011 compared to expense of $10.0 million in the prior year’s comparable period. The decrease in our other expense is primarily due to recognition of a previously deferred gain of $2.6 million, which was recognized during the nine months ended February 28, 2011 for the sale of our 20% interest in Global Payments Credit Services (“GPCS”) to Equifax Decision Systems, BV. See Note 12 – Commitments and Contingencies in the notes to the unaudited consolidated financial statements for further information.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interest, were 29.5% and 29.3% for the three months ended February 28, 2011 and 2010, respectively. Our effective tax rates were 31.1% and 29.8% for the nine months ended February 28, 2011 and 2010, respectively. Our effective tax rates were lower than the United States statutory rate due to earnings in foreign jurisdictions that are taxed at a lower rate than United States earnings.

Liquidity and Capital Resources

A significant portion of our liquidity comes from operating cash flows, which are generally sufficient to fund operations, planned capital expenditures, debt service and various strategic investments in our business. Cash flow from operations is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, and to pay off debt and repurchase our shares at the discretion of our Board of Directors. Accumulated cash balances are invested in high quality and marketable short-term instruments.

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

At February 28, 2011, we had cash and cash equivalents totaling $1,329.1 million. Of this amount, we consider $238.0 million to be available cash, which generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent surplus funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. At February 28, 2011, settlement related cash balances and the corresponding settlement processing obligations were unusually high due to the timing of month end cut off. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At February 28, 2011, our cash and cash equivalents included $248.6 million related to Merchant reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Operating activities provided cash of $733.8 million during the nine months ended February 28, 2011 compared to providing net cash of $318.2 million during the prior year’s comparable period. The increase in cash flow from operating activities was primarily due to the change in net settlement processing assets and obligations of $392.8 million. As noted above, our settlement processing obligations were unusually high due to the timing of month end cut off. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash used in investing activities increased $192.1 million to $246.0 million for the nine months ended February 28, 2011 from the prior year’s comparable period, primarily due to our $165.0 million, net of cash, investment in a limited partnership with “la Caixa” and our capital expenditures of $77.1 million for investments in software and infrastructure during the nine months ended February 28, 2011.

For the nine months ended February 28, 2011, we generated $50.0 million in cash from financing activities compared to $51.4 million cash used in financing activities in the prior year’s comparable period. The increase in cash provided by financing activities was primarily due to increased line of credit borrowings in the Asia Pacific region to fund settlement a new revolving overdraft facility with HSBC Bank plc. to fund merchants prior to receipt of corresponding settlement funds from the card associations in the United Kingdom, and we borrowed on our Corporate Credit Facility to support strategic growth initiatives, such as the acquisition in Spain, and for general corporate purposes. This increase in cash provided by financing activities was offset by higher debt repayment. We are not contractually obligated to make repayments on the Corporate Credit Facility within the next twelve months; however, we intend to make repayments in the near future. See Long-Term Debt and Credit Facilities below for a more detailed discussion of our borrowing activities. Additionally, in the nine months ended February 28, 2011 we paid $14.9 million in cash for share repurchases, $1.9 million of which represents the cash settlement of purchases executed during the fiscal year ended May 31, 2010. We repurchased an additional 344,847 shares of our common stock using the remaining $13.0 million of our fiscal 2007 $100 million authorization at an average share price of $37.64.

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

Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services channel. Global Payments Asia-Pacific Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”). HSBC Asia Pacific may exercise the Put Option on the fifth anniversary of the closing of the acquisition (July 2011) and on each anniversary thereafter. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $126.6 million as of February 28, 2011. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of February 28, 2011 in our consolidated balance sheet.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	February 28, 2011	May 31, 2010
	(in thousands)
Credit facilities:
Corporate Credit Facility	$198,271	$—
Canada Credit Facility	—	—
National Bank of Canada Credit Facility	—	—
United Kingdom Credit Facility	69,570	—
Macau Credit Facility	2,467	1,454
Sri Lanka Credit Facility	2,766	2,382
Philippines Credit Facility	9,784	9,064
Maldives Credit Facility	4,035	2,501
Singapore Credit Facility	23,014	—
Malaysia Credit Facility	19,651	—
Hong Kong Credit Facility	57,674	63,786

Total credit facilities	387,232	79,187
Notes Payable	12,174	10,064
Term loans	170,645	411,070

Total debt	$570,051	$500,321

Current portion	$268,732	$227,356
Long-term debt	301,319	272,965

Total debt	$570,051	$500,321

Credit Facilities

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the Corporate Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from credit and debit card networks. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents. Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available borrowings under our credit facilities at February 28, 2011 were $653.8 million.

On September 22, 2010, we entered into a revolving overdraft facility with HSBC Bank Malaysia Berhad for 90 million Malaysian Ringgits ($29.5 million at February 28, 2011) to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable interest rate plus a margin, and is subject to annual review.

On October 1, 2010, we entered into a revolving overdraft facility with The Hongkong and Shanghai Banking Corporation Limited for 25 million Singapore Dollars ($19.7 million at February 28, 2011) to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable interest rate plus a margin, and is subject to annual review.

On December 7, 2010, we entered into a new, unsecured five-year, $600 million revolving credit facility (the “Corporate Credit Facility”) with a syndicate of financial institutions. The multi-currency facility expires in December 2015 and has a variable interest rate based on a market short-term interest rate plus a leverage based margin. In addition, the Corporate Credit Facility allows us to expand the facility size to $750 million by requesting additional commitments from new or existing lenders. The Corporate Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature.

We plan to use the Corporate Credit Facility to support strategic growth initiatives and for general corporate purposes, and we used approximately $150 million of the new facility to pay down existing term loan debt. As of February 28, 2011, interest rates on the term loan were between 1.8% and 2.1%, depending on the currency of the borrowing, and the aggregate outstanding balance was $198.3 million. The Corporate Credit Facility is included in long-term debt in the accompanying consolidated balance sheets because we are not contractually obligated to make repayments in the next twelve months. In conjunction with our entry into the Corporate Credit Facility on December 7, 2010, we terminated our United States Credit Facility, which was due to expire in November 2011.

On January 5, 2011, the Hong Kong Credit Facility, initially entered into on April 1, 2010 for the purpose of funding merchants prior to receipt of corresponding settlement funds from the card associations, was increased from HKD 800 million to HKD 1 billion ($128.3 million at February 28, 2011). This increase reflects growth in the volume of merchant funding.

In connection with our United Kingdom back-end conversion, on February 25, 2011, we entered into a new £80 million ($130.1 million at February 28, 2011) revolving overdraft facility with HSBC Bank plc to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility is denominated in GBP. This facility has a variable interest rate plus a margin, and is subject to annual review.

Term Loans

On June 23, 2008, we entered into a five-year, unsecured $200.0 million term loan agreement with a syndicate of banks in the United States to partially fund the purchase of our initial 51% interest in the LLP. The term loan bears interest, at our election, at the prime rate or London Interbank Offered Rate plus a leverage based margin. As of February 28, 2011, the interest rate on the term loan was 1.3%. The term loan requires quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ending August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of February 28, 2011, the outstanding balance of this term loan was $130.0 million.

On July 10, 2009, we entered into a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then-existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. In December 2010, the entire balance of the United States dollar portion of the term loan was repaid by a borrowing on the Corporate Credit Facility, and the facility terms were amended. The term loan expires in 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a leverage based margin. As of February 28, 2011, the interest rate on the remaining British Pound Sterling portion of the term loan was 2.1%. The term loan requires quarterly principal payments of £2.2 million beginning with the quarter ended August 31, 2009 and increasing to £3.3 million beginning with the quarter ended August 31, 2010. As of February 28, 2011, the outstanding balance of this term loan was £25.0 million ($40.6 million equivalent).

Notes Payable

UCS, our subsidiary in the Russian Federation has notes payable with a total outstanding balance of approximately $12.2 million at February 28, 2011. These notes have fixed interest rates ranging from 8.0% to 10.5% with maturity dates ranging from March 2011 through July 2015.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our credit facilities and term loans. We are in compliance with these covenants as of February 28, 2011.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the nine months ended February 28, 2011, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2010. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2010 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although the majority of our operations are conducted in U.S. dollars, some of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the nine months ended February 28, 2011, currency rate fluctuations increased our revenues by $7.1 million and our diluted earnings per share by $0.04. To calculate this we converted our fiscal 2011 actual revenues and expenses from continuing operations at fiscal 2010 currency exchange rates.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 contains additional information regarding our exposure to market risk.

Item 4. Controls and Procedures

As of February 28, 2011, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

We have relied on HSBC Bank plc to provide financial data, such as revenue billed to merchants, to assist us with compiling our accounting records prior to the integration of HSBC Merchant Services LLP’s financial reporting functions into our own. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by HSBC’s internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the accuracy of the financial data being provided by HSBC. We completed the integration at the end of February 2011.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

List of Exhibits

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.1	Key Position Agreement for Paul R. Garcia, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated January 6, 2010, File No. 001-16111, and incorporated herein by reference.

10.2	Employment Agreement for Morgan Schuessler, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.3	Amendment to Employment Agreement for Morgan Schuessler (Section 409A of the Internal Revenue Code), filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.4	Second Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.5	Third Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.6	Form of Global Payments Inc. 2010 Non-Employee Director Compensation Plan (Director Subplan), filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2011, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: April 1, 2011	/s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: April 1, 2011	/s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer