Form 10-K
period 2011-05-31
GLOBAL PAYMENTS INC
filed 2011-07-25
CIK 1123360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Large accelerated filer☒	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,293,949,763.

The number of shares of the registrant’s common stock outstanding at July 15, 2011 was 80,336,017 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically identified portions of the registrant’s proxy statement for the 2011 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.

2011 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1—BUSINESS

General Developments

Financial Highlights

In the year ended May 31, 2011, or fiscal 2011, revenue increased 13% to $1,859.8 million from $1,642.5 million in the year ended May 31, 2010, or fiscal 2010. This revenue growth was primarily due to growth in most of our direct merchant acquiring markets around the world and the impact of our acquisition in Spain on December 20, 2010.

Consolidated operating income was $331.6 million for fiscal 2011, compared to $323.3 million for fiscal 2010. Net income attributable to Global Payments increased $5.9 million, or 3%, to $209.2 million in fiscal 2011 from $203.3 million in the prior year, resulting in a $0.12 increase in diluted earnings per share to $2.60 in fiscal 2011 from $2.48 in fiscal 2010.

North America merchant services segment revenue increased $142.8 million or 12% to $1,362.9 million in fiscal 2011 from $1,220.1 million in fiscal 2010. North America merchant services segment operating income decreased to $268.2 million in fiscal 2011 from $275.4 million in fiscal 2010, with operating margins of 19.7% and 22.6% for fiscal 2011 and 2010, respectively.

International merchant services segment revenue increased $74.6 million or 18% to $496.9 million in fiscal 2011 from $422.4 million in fiscal 2010. International merchant services operating income also increased to $143.9 million in fiscal 2011 from $113.7 million in fiscal 2010, with operating margins of 29.0% and 26.9% for fiscal 2011 and 2010, respectively.

Refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a detailed explanation of these results.

Fiscal 2011 Acquisitions

On December 20, 2010, we acquired a 51% controlling financial interest in Comercia Global Payments Entidad de Pago, S.L. (“Comercia”), a newly formed company into which Caixa d’Estalvis i Pensions de Barcelona (“la Caixa”) contributed its merchant acquiring business in Spain. “la Caixa” owns the remaining 49% of Comercia. We purchased our share of Comercia for €125 million. The shareholders contributed a total of €6.4 million as initial capital to form Comercia. Our total investment in Comercia, including our 51% share of the initial capital was €128.3 million ($173.5 million as of the closing date). We manage the day-to-day operations of the corporation, control all major decisions and, accordingly, consolidate the corporation’s financial results for accounting purposes effective with the closing date. In conjunction with the acquisition, “la Caixa” agreed to a twenty-year marketing alliance agreement in which “la Caixa” will refer customers to Comercia for payment processing services in Spain and provide sponsorship into the card networks. We funded the purchase with a combination of existing cash resources in Europe and the borrowing on our Corporate Credit Facility.

Business Description

Global Payments Inc. is a leading provider of electronic payments transaction processing services for consumers, merchants, Independent Sales Organizations (“ISO”s), financial institutions, government agencies and multi-national corporations located throughout the United States, Canada, the United Kingdom, Spain, the Asia-Pacific region, the Czech Republic, and the Russian Federation. We serve as an intermediary to facilitate payments transactions and operate in two business segments, North America Merchant Services and International Merchant Services. We were incorporated in Georgia as Global Payments Inc. in September 2000 and spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in the payments business since 1967.

Our North America Merchant Services and International Merchant Services segments target customers in many vertical industries including financial institutions, gaming, government, health care, professional services, restaurants, retail, universities, nonprofit organizations and utilities. Please see Note 12 in the notes to consolidated financial statements for additional segment information and “Item 1A—Risk Factors” for a discussion of risks involved with our operations.

Merchant Services Overview

Our merchant acquiring services are similar around the world in that we accept a variety of card and electronic based payments at the point of sale. The majority of our business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of ISOs that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. These particular services are marketed in the United States, Canada, and parts of Eastern Europe. We provide our merchant customers with the ability to accept card-based and check payments. The term “merchant” generally refers to any organization that accepts credit or debit cards for the payment of goods and services. We sell our services through multiple sales channels around the world and target customers in many vertical industries. Card-based payment forms consist of credit, debit, gift, stored value, and electronic benefits transfer cards. Credit and debit card transaction processing includes the processing of the world’s major international card brands, including American Express, China Union Pay, Discover, JCB, MasterCard, and Visa, as well as certain domestic debit networks, such as Interac in Canada. Credit and debit card processing involves a consumer or cardholder acquiring goods or services from a merchant and using a credit or debit card as the form of payment. We are the processing intermediary between the merchant, the credit and debit networks and the financial institutions that issue cards. Our comprehensive offerings include terminal sales and deployment, front-end authorization processing, settlement and funding processing, full customer support and help-desk functions, chargeback resolution, industry compliance, PCI security, consolidated billing and statements, and on-line reporting. Our value proposition is to provide high quality, responsive, secure and full end-to-end service to all of our customers. Currently, we target merchant customers in the United States, Canada, the United Kingdom, Spain, the Asia-Pacific region and the Russian Federation.

The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. The majority of credit cards and signature debit cards, which are only a U.S. based card type, are based on a percentage of transaction value along with other related fees, while PIN debit cards are typically a fee per transaction.

Credit and Debit Card Transaction Processing

Credit and debit networks establish uniform regulations that govern much of the industry. During a typical card transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on merchant acquirers. Merchant acquirers are typically financial institutions or independent processors like Global Payments. Global Payments performs a series of services including authorization, electronic draft capture, file transfers to facilitate funds settlement and certain exception-based, back office support services such as chargeback and retrieval resolution.

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

In order to provide credit and debit card transaction processing services for MasterCard, Visa and other payment networks, we must either be a member of these systems or be designated as a certified processor by MasterCard and Visa in addition to being a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. Currently, these designations are dependent upon member clearing banks sponsoring us or our membership in various networks and our adherence to the standards of the networks. We have five primary financial institution sponsors in the United States, Canada, the United Kingdom, Spain, the Asia-Pacific region, and the Russian Federation with whom we have sponsorship or depository and clearing agreements and in some cases we have membership in various networks. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear card transactions. Certain of the member financial institutions of Visa and MasterCard are our competitors. Visa and MasterCard set the standards with which we must comply.

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

After the card and transaction information is captured by the POS device, the terminal automatically either dials a pre-programmed phone number or otherwise connects to our network through the internet or other communication channels in order to receive authorization of the transaction. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed defined credit limits. We route the request to the applicable credit or debit network. The credit or debit network forwards the authorization request to the card issuer, who determines a response based on the status of the cardholder’s account. The response is returned to the merchant’s terminal via the same communication network. This entire authorization and response process occurs within seconds.

Timing differences, interchange expense, merchant reserves and exception items cause differences between the amount the Member receives from the card networks and the amount funded to the merchants. The standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we generally follow a net settlement process whereby, if the incoming amount from the card networks precedes the Member’s funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in an account at the Member bank, and record a corresponding liability. Conversely, if the Member’s funding obligation to the merchant precedes the incoming amount from the card networks, the amount of the Member’s net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member assesses a funding cost. Each participant in the transaction process receives compensation for its services.

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

Business Segments

North America Merchant Services Segment

North America merchant services revenues represent 73% of our total consolidated fiscal 2011 revenues and include operations in the United States and Canada. In the United States, we sell our services via ISOs, a direct sales force, trade associations, agent and VAR referral arrangements, as well as proprietary telesales groups.

Our ISO channel targets a variety of merchant types with typical annual bankcard volumes of $150,000 or less. The ISOs contract with Global Payments to provide processing and other services depending on the ISOs’ requirements. These contracts are multi-year and priced by service on a per transaction basis. The ISOs act as a third-party sales group selling Global Payments-branded merchant acquiring products and services, with the majority of Global Payments ISOs marketing direct merchant acquiring. Because Global Payments is a primary party to the merchant contract as a result of our bank sponsor relationship, the full amount of fees collected from the merchant is recorded as revenue. The excess of revenue earned over the ISO contractual transaction fee (plus assessments) is remitted to the ISO in the form of a residual payment on a monthly basis and is recorded in Sales, general and administrative expenses.

Our direct sales channel receives qualified leads from our agent bank, VAR and trade association referral partners signing a variety of mid-to-large sized merchants with annual bankcard volume on average above $300,000. Our direct sales force also generates its own leads and is paid a combination of base salary and commission. Our referral partners are paid various referral fees.

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

In Canada we sell our services primarily through our direct sales force leveraging our bank referral relationships. Unlike the United States, approximately 60% of payment transactions in Canada are PIN-based debit transactions primarily processed through Interac.

International Merchant Services Segment

International merchant services revenues represent 27% of our total consolidated fiscal 2011 revenues and include operations in Europe and the Asia-Pacific region. Our business in Europe is primarily located in the United Kingdom, Spain, the Czech Republic, and the Russian Federation. Our Asia-Pacific region includes the following eleven countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, the Philippines, Singapore, Sri Lanka and Taiwan. We have a direct sales force in the United Kingdom, Spain, the Russian Federation and the Asia-Pacific region through which we primarily sell our direct merchant acquiring services while leveraging our bank referral relationships. In the Czech Republic and the Russian Federation we also provide indirect merchant acquiring services.

Total revenues from our segments, by geography, are as follows (amounts in thousands):

	Year Ended May 31,
	2011	2010	2009
Revenues:
United States	$1,031,997	$902,844	$805,557
Canada	330,872	317,272	301,294

North America merchant services	1,362,869	1,220,116	1,106,851
Europe	359,567	315,023	265,121
Asia-Pacific	137,366	107,329	90,334

International merchant services	496,933	422,352	355,455

Consolidated revenues	$1,859,802	$1,642,468	$1,462,306

Industry Overview and Target Markets

Industry Overview

Payment processing service providers offer high-volume electronic transaction payment processing and support services directly to financial institutions, merchants, multinational corporations, and ISOs.

We are a leading mid-market and small-market merchant acquirer in the United States where we primarily compete with First Data Corporation, Bank of America Merchant Services, Chase Paymentech, Wells Fargo and Elavon.

In Canada, we have a significant market share. The market share leader, Moneris Solutions, is a joint venture between the Royal Bank of Canada and the Bank of Montreal. We also consider Chase Paymentech Solutions and TD Merchant Services to be major competitors in the Canadian market.

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

Our primary competitors in the United Kingdom are WorldPay and Barclays. In Spain, our primary competitors are Banco Bilbao Vizcaya Argentaria, S.A and Caja Madrid, although all banks offer some form of card processing in line with the traditional full service model in the market. While our partnership with “la Caixa” is market leading, because of consolidation in the banking sector, we are expecting similar models to become more prevalent. The Russian Federation payments market is highly fragmented and our competition is made up of various financial institutions, including Sberbank, Alfa Bank, VTB, Raiffeisen Bank, and Russian Standard Bank. In the Czech Republic, our primary competitors are First Data, SiNSYS, and Euronet. In the Asia-Pacific region, our primary competition is from financial institutions that offer merchant acquiring services in each of our eleven markets.

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

In the Canadian market, Visa, MasterCard and Interac are migrating to cards containing chip technology over the coming years. Chip card technology is already prevalent in the European and Asia-Pacific markets. Chip technology provides the ability to process payment transactions securely by protecting the cardholder information in an encrypted and confidential manner. The chip is difficult to copy and has the additional capacity to be personalized by a card issuer, including the ability to be programmed with spending and usage limits, making it possible to authorize some transactions off-line. Chip technology can also help enable a variety of additional card features including applications such as loyalty, access control, rewards and public transit passes. This migration is a multi-year process and we estimate more than half of the cards in the Canadian marketplace are now Chip enabled. We have a plan to ensure our merchants will benefit from the migration to Chip technology in the Canadian market. We are well into the enablement of Chip Card technology for company-owned terminals in the Canadian market as well as third party integrated point of sale solutions for card processing.

We believe the number of electronic transactions will continue to grow in the future and that an increasing percentage of these transactions will be processed through emerging technologies. To help our customers reduce their transaction costs and accelerate the transaction approval process, we have integrated new technologies into our service offerings such as internet protocol communications and check truncation or conversion at the point of sale. We have products that support radio frequency identification for contactless payment cards as well as near field communication enabled Smartphones that contain mobile wallet software, which position Global Payments to participate in the mobile payments market. As mobile payments continue to evolve, we plan to continue developing new products and services to exploit the benefits that these new technologies can offer our customers. We also believe that new markets will continue to develop in areas that have been previously dominated by paper-based transactions. Industries such as e-commerce, healthcare, education, government, recurring payments, and business-to-business should continue to see transaction volumes migrate to more electronic-based settlement solutions. We believe that the continued development of new products and services and the emergence of new vertical markets will be a factor in the growth of our business for the foreseeable future.

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

The growth of retail credit card transactions, as well as the rapid growth in the utilization of debit cards, correlates with the historic growth of our business. According to The Nilson Report dated April 2011, worldwide annual general purpose card purchase volume increased 18.2% to $9.1 trillion in 2010. General purpose cards include the major card networks brands such as Visa, MasterCard, American Express, China Union Pay, JCB, and Diners Club. In Canada, general purpose cards also include Interac debit cards.

The Nilson Report dated February 2011 estimates that more than $3.3 trillion of annual consumer spending was charged in 2010 using general purpose cards in the United States, a 9.7% increase from 2009. Based on The Nilson Report dated February 2011, the United States industry mix of Visa and MasterCard debit and credit purchase transactions are approximately 70% and 30%, respectively. The Nilson Report dated March 2011 reported that $474.0 billion (United States Dollars) of annual Canadian consumer spending uses general purpose cards as the form of payment, representing an increase of 6% from 2009. Also based on The Nilson Report dated March 2011, Canadian Visa and MasterCard credit card purchase transactions are approximately 41% while Interac debit cards purchase transactions are 57% of total Canadian general purpose card transactions. The Nilson Report dated June 2011 estimates that $2.1 trillion of annual consumer spending was charged in 2010 using general purpose cards in Europe, a 16% increase from 2009. The industry mix in the United Kingdom based on the United Kingdom purchase Transaction Payments Authority for Visa and MasterCard debit and credit cards are approximately 76% and 24%, respectively. We process in eleven countries and territories in the Asia-Pacific region. These markets include almost 39% of the world’s population and 71% of the total Asia-Pacific population according to the CIA World Factbook. These markets are largely cash based. We believe there are significant, long-term growth opportunities for payment processing in this region.

Strategy

We seek to leverage the rapid adoption of, and transition to, card and electronic based payments by expanding market share in our existing markets through our distribution channels or through acquisitions in North America, the Asia-Pacific region and Europe, and investing in and leveraging technology and people, thereby maximizing shareholder value. We also seek to enter new markets through acquisitions in the Asia-Pacific region, Europe, and the Americas. We intend to pursue this strategy by:

Existing offerings

Increasing our penetration of existing markets to further leverage our infrastructure. Our objectives include:

•	focus on the highest potential markets and channels including third party relationships, banks, select verticals and target markets;

•	improve execution by moving decision-making closer to the customer by organizing around these channels;

•	expand direct merchant services distribution channels, primarily our existing sales force, ISOs, original equipment manufacturer (“OEMs”), VARs, and other referral relationships;

•	provide the best possible customer service at levels that exceed our competitors by investing in technology, training and product enhancements;

•	grow our direct merchant services market share by concentrating on the small and mid-market merchant segments, while selectively targeting national merchants;

•

provide the latest secure and enhanced products and services by developing value-added applications, enhancing existing products and developing new systems and services to blend technology with our customer needs; and

•

pursue potential domestic and international acquisitions or investments in and alliances with companies that have high growth potential or significant market presence and operate in profitable sectors of payments-related industries through compatible products and services, and development and distribution capabilities.

International markets

We intend to focus on further diversification in international markets with high payments industry growth or targets with significant market presence, such as Europe, the Asia-Pacific region and South America. We are evaluating these markets based on the following attractive characteristics:

•	currently low but growing credit and debit card utilization; and

•	the absence of a dominant merchant acquirer or processor.

Infrastructure

We plan to focus on attracting, developing and retaining talent to execute our strategy and migrate our systems to updated technology. We intend to continue systems integrations, primarily the consolidation of our front-end operating platforms and the migration/conversion of our back-end operating platforms.

We continue to make progress on our technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing and is intended to replace several legacy platforms. We believe there are scale advantages and other benefits to this new platform, such as increased speed to market of new products, enhanced reporting, hardware environment flexibility and enhanced compliance with standards and regulations. In addition, the platform is designed as a potential integration platform for future acquisitions. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region and we have begun the process of supporting the United States.

Employees

As of May 31, 2011, we had 3,753 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction payment processing. We believe that our current and future operations depend substantially on retaining our key technical employees.

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

NYSE Euronext

20 Broad Street

New York, NY 10005

ITEM 1A—RISK FACTORS

Our revenues from the sale of services to merchants that accept Visa cards and MasterCard cards are dependent upon our continued Visa and MasterCard registration and financial institution sponsorship and, in some cases, continued participation in certain payment networks.

In order to provide our Visa and MasterCard transaction processing services, we must be either a member of a payment network or be registered as a merchant processor of Visa and MasterCard. Registration as a merchant processor is dependent upon our being sponsored by member clearing banks of both organizations. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to be a member, either of which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship or become a member we may no longer be able to provide processing services to the affected customers which would negatively impact our revenues and earnings.

In Canada, we have filed an application with the Canadian regulatory authorities for the formation of a wholly owned loan company in Canada which could serve as our financial institution sponsor. In the interim, through March 2012, we are processing directly through Visa in Canada. We have also entered into an agreement with a financial institution who is willing to serve as our sponsor, if necessary.

If we fail to comply with the applicable requirements of the card networks, they could seek to fine us, suspend us or terminate our registrations. If our merchants or ISOs incur fines or penalties that we cannot collect from them, we could end up bearing cost of fines or penalties.

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

Our ISO sales channel, which purchases and resells our end-to-end services to its own portfolio of merchant customers, is a strong contributor to our revenue growth in our North America merchant services segment. If an ISO switches to another transaction processor, shuts down, becomes insolvent, or enters the processing business themselves, we may no longer receive new merchant referrals from the ISO, and we risk losing existing merchants that were originally enrolled by the ISO, all of which could negatively affect our revenues and earnings.

Risks associated with foreign operations and investments outside the United States could adversely affect our business, financial position and results of operations.

We have foreign operations and a number of investments in foreign entities whose functional currency is their local currency. We are subject to the risk that currency exchange rates between these regions and the United

States will fluctuate, potentially resulting in a loss of some of our revenue and earnings when such amounts are exchanged into United States dollars. Volatility in currency exchange rates has affected and may continue to affect our financial results. For example, for fiscal year 2011, currency exchange rate fluctuations increased our revenues by $19.2 million and our earnings by $0.08 per diluted share. We historically have not used forward contracts or other derivative instruments to mitigate the risks associated with currency exchange risk.

We also have indirect foreign investments which are subject to country risk (such as sovereign, economic, political, and location risks). These investments are short term in nature and with private sector issuers. Country risk could impact the valuation and liquidity of those investments.

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

Economic downturns could affect our merchants through a higher rate of bankruptcy filings, resulting in lower revenues and earnings for us. Our merchants are liable for any charges properly reversed by the card issuer on behalf of the cardholder. Our merchants and ISOs are also liable for any fines, or penalties, that may be assessed by any card networks. In the event, however, that we are not able to collect such amounts from the merchants or ISOs, due to merchant fraud, breach of contract, insolvency, bankruptcy or any other reason, we may be liable for any such charges, resulting in lower earnings for us.

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

We have potential liability for fraudulent bankcard transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant knowingly uses a stolen or counterfeit bankcard or card number to record a false sales transaction, processes an invalid bankcard, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeit and fraud. While we have systems and procedures designed to detect and reduce the impact of fraud, we cannot assure the effectiveness of these measures. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or cause us to incur other liabilities. Increases in chargebacks or other liabilities could have an adverse effect on our operating results and financial condition.

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

We are subject to laws and regulations that affect the electronic payments industry in the countries in which we operate. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with any laws and regulations that apply to us may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines which could have an adverse effect on our financial condition. For example, we are subject to; the card network rules of Visa, MasterCard, and other card networks, Interac, and various debit networks; the Payment Services Directive in Europe; The Code of Conduct for the Credit and Debit Card Industry in Canada (issued by Canada’s Department of Finance); and the Housing Assistance Tax Act of 2008, which requires information returns to be made for each calendar year by merchant acquiring entities starting in 2011; as well as a myriad of other regulations, including escheat regulations and applicable privacy and information security regulations to name a few. We are also subject to examination by the Federal Financial Institutions Examination Council or FFIEC (as a result of our provision of data processing services to financial institutions).

Interchange fees (which are typically paid by the acquirer to the issuer in connection with transactions) are subject to increasingly intense legal, regulatory, and legislative scrutiny worldwide. For instance, in the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted to regulate the fees charged or received by issuers for processing debit transactions and the transaction routing options available to merchants. On June 29, 2011, the Federal Reserve Board adopted the final rule implementing the interchange fee and routing provisions in Dodd-Frank. Payment card networks and issuers are still making decisions regarding their implementation of such final rule. These decisions and regulatory actions, even if not directed at us, may require significant efforts to change our systems and products and may require changes to how we price our services to customers. Until final decisions and regulations around implementation are announced, we cannot predict the impact of any of these changes on our operations and financial condition.

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

From time to time, the card networks, including Visa and MasterCard, increase the fees (interchange and assessment fees) that they charge processors such as us. We may attempt to pass these increases along to our merchant customers, but this strategy might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along such increased fees to our merchant customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

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

If consumers do not continue to use payment cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards and debit cards which is adverse to us, it could have a material adverse effect on our financial position and results of operations. We believe future growth in the use of credit cards will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use credit cards. Moreover, if there is an adverse development in the credit card industry in general, such as new legislation or regulation that makes it more difficult for our customers to do business, our financial position and results of operations may be adversely affected.

Continued consolidation in the banking and retail industries could adversely affect our growth.

The recent economic downturn has resulted in multiple bank failures and government-encouraged consolidation. As banks continue to consolidate, our ability to offer our services through indirect channels successfully will depend in part on whether the institutions that survive are willing to outsource their credit and debit card processing to third party vendors and whether those institutions have pre-existing relationships with any of our competitors. Larger banks and larger merchants with greater transaction volumes may demand lower fees which could result in lower revenues and earnings for us.

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

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 33% and 38% of the total assets on our balance sheet as of May 31, 2011 and May 31, 2010, respectively. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. For example, during fiscal year 2009 we recorded a pre-tax charge of $147.7 million for the impairment of goodwill and intangible assets of our money transfer business, which we sold during fiscal year 2010. Additional impairment charges could adversely affect our financial condition and results of operations.

Unfavorable resolution of tax contingencies or changes to enacted tax rates could adversely affect our tax expense.

Our tax returns and positions are subject to review and audit by federal, state, local, and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expenses, thereby negatively impacting our results of operations. We have established contingent liabilities for material known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. These liabilities reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While we believe that the liabilities are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial cost less than any related liability. An unfavorable resolution, therefore, could negatively impact our effective tax, financial position, results of operations and cash flows in the current and future periods.

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

Further, this assessment may be complicated by any acquisitions we may complete. In certain markets in the Asia-Pacific region and in Spain, our member sponsors perform payment processing operations and related support services pursuant to services agreements. We expect that the member sponsors will continue to provide these services until such time as we may integrate these functions into our operations. Accordingly, we rely on our member sponsors to provide financial data, such as revenue billed to merchants, to assist us with compiling our accounting records. As such, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by the internal controls and procedures of our member sponsors in these markets. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the accuracy of the financial data being provided by our member sponsors.

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

ITEM 2—	PROPERTIES

The following summarizes the type of facilities we use to operate our business as of May 31, 2011:

Type of Facility	Leased	Owned
Facilities in the United States:
Multi-Purpose (Operations, Sales, Administrative)	6	—
Operations/Customer Support	2	—
Sales and retail branches	2	—

	10	—

International Facilities:
Multi-Purpose (Operations, Sales, Administrative)	2	3
Operations/Customer Support	13	—
Sales and retail branches	16	—

	31	3

Total	41	3

Our principal facilities in the United States are located in Atlanta, Georgia and Owings Mills, Maryland. Our principal international facilities are located in Toronto, Canada; Prague, Czech Republic; Leicester, England; London, England; the Hong Kong Special Administrative Region; Manila, Philippines; Moscow, Russian Federation; and Barcelona, Spain.

We believe that all of our facilities and equipment are suitable and adequate for our business as presently conducted.

ITEM 3—	LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to the normal course of our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse impact on our financial position, liquidity or results of operations.

PART II

ITEM 5—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol “GPN.” The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2011 and 2010. We expect to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2011:
First Quarter	$42.88	$34.61	$0.02
Second Quarter	43.52	37.68	0.02
Third Quarter	49.95	41.73	0.02
Fourth Quarter	53.67	45.54	0.02

Fiscal 2010:
First Quarter	$44.09	$35.59	$0.02
Second Quarter	54.34	41.96	0.02
Third Quarter	54.52	42.50	0.02
Fourth Quarter	48.96	40.18	0.02

The number of shareholders of record of our common stock as of July 15, 2011 was 2,302.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Sale of Unregistered Securities

We have not issued any unregistered securities during our fiscal years ended May 31, 2011, 2010 and 2009.

Stock Performance Graph

The following line-graph presentation compares our cumulative shareholder returns with the Standard & Poor’s Information Technology Index and the Standard & Poor’s 500 Stock Index for the past five years. The line graph assumes the investment of $100 in our common stock, the Standard & Poor’s Information Technology Index, and the Standard & Poor’s 500 Stock Index on May 31, 2006 and assumes reinvestment of all dividends.

	Global Payments	S&P 500	S&P Information Technology
May 31, 2006	$100.00	$100.00	$100.00
May 31, 2007	86.13	122.79	123.03
May 31, 2008	101.77	114.57	126.17
May 31, 2009	77.67	77.26	89.88
May 31, 2010	91.29	93.47	115.48
May 31, 2011	112.63	109.18	133.48

Issuer Purchases of Equity Securities

On April 23, 2010, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or as otherwise may be determined by us, subject to market conditions, business opportunities and other factors. Under this authorization, we repurchased 2,382,890 shares of our common stock at a cost of $100.0 million, or an average of $41.97 per share, including commissions during the fourth quarter of fiscal 2010. Repurchased shares are held as treasury stock.

During the first quarter of fiscal 2011, we also used the $13.0 million remaining under the authorization from our original share repurchase program initiated during fiscal 2007 to repurchase 344,847 shares of our common stock a cost of $13.0 million, or an average of $37.64 per share, including commissions. These repurchased shares are also held as treasury stock. The remaining shares repurchased under this authorization were retired and are considered issued but not outstanding.

The shares repurchased in the fourth quarter of fiscal 2011, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
March 1, 2011—March 31, 2011	—	$—	—	—
April 1, 2011—April 30, 2011	—	—	—	—
May 1, 2011—May 31, 2011	—	—	—	—

Total	—	—	—	—

ITEM 6—SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” included elsewhere in this annual report. As a result of our disposition of the money transfer business, this segment has been accounted for as a discontinued operation. The income statement data for fiscal years ended May 31, 2011, 2010, and 2009 and the balance sheet data as of May 31, 2011 and 2010 are derived from the audited consolidated financial statements included elsewhere in this annual report. The income statement data for fiscal years 2008 and 2007 and the balance sheet data as of May 31, 2009 and 2008 were derived from consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2009. The balance sheet data as of May 31, 2007 was derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2008. Amounts related to our discontinued operations in our statements of income for fiscal years 2009, 2008 and 2007 were reclassified in fiscal year 2010 to conform to the current presentation.

	Year Ended May 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Income statement data:
Revenue	$1,859,802	$1,642,468	$1,462,306	$1,130,608	$929,142
Operating income (1)	331,594	323,279	292,546	237,723	203,613
Income from continuing operations (1)	229,131	223,010	207,017	161,198	142,735
Net income attributable to Global Payments (1).(2)	209,238	203,317	37,217	162,754	142,985

Per share data:
Basic earnings per share	$2.62	$2.51	$0.46	$2.04	$1.78
Diluted earnings per share	2.60	2.48	0.46	2.01	1.75
Dividends per share	0.08	0.08	0.08	0.08	0.08

Balance sheet data (at year end):
Total assets	$3,350,531	$2,039,326	$1,676,821	$1,445,907	$1,200,629
Borrowings under lines of credit	270,745	79,187	10,174	1,527	—
Long-term debt	354,019	421,134	197,003	—	—
Total equity (3)	1,337,817	871,517	678,243	1,054,152	918,811

(1)	Includes impairment, restructuring and other charges of $2,583, $1,317, and $3,088, in fiscal 2010, 2008, and 2007, respectively.
(2)	Also includes a pre-tax impairment charge of $147,664 in fiscal 2009 related to our money transfer business that has been reclassified to discontinued operations.
(3)	Includes the impact of the retrospective adoption of new accounting guidance concerning noncontrolling interests adopted in fiscal year 2010.

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

General

We are a provider of electronic payments transaction processing services for consumers, merchants, Independent Sales Organizations (ISOs), financial institutions, government agencies and multi-national corporations located throughout the United States, Canada, the United Kingdom, Spain, the Asia-Pacific region, the Czech Republic and the Russian Federation. We serve as an intermediary to facilitate payments transactions and operate in two business segments, North America Merchant Services and International Merchant Services. We were incorporated in Georgia as Global Payments Inc. in September 2000 and spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in business since 1967.

Our North America Merchant Services and International Merchant Services segments target customers in many vertical industries including financial institutions, gaming, government, health care, professional services, restaurants, retail, universities, nonprofit organizations and utilities.

Our offerings provide merchants, ISOs and financial institutions with credit and debit card transaction processing and check-related services. The majority of our business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of ISOs that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. These particular services are marketed in the United States, Canada, and parts of Eastern Europe.

The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. The majority of credit cards and signature debit cards, which are only a U.S. based card type, are based on a percentage of transaction value along with other related fees, while PIN debit cards are typically a fee per transaction.

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

Executive Overview

On December 20, 2010, we acquired a 51% controlling financial interest in Comercia Global Payments Entidad de Pago, S.L. (“Comercia”), a newly formed company into which Caixa d’Estalvis i Pensions de Barcelona (“la Caixa”) contributed its merchant acquiring business in Spain. “la Caixa” owns the remaining 49% of Comercia. We purchased our share of Comercia for €125 million. The shareholders contributed a total of €6.4 million as initial capital to form Comercia. Our total investment in Comercia, including our 51% share of the initial capital was €128.3 million ($173.5 million as of the closing date). We manage the day-to-day operations of the corporation, control all major decisions and, accordingly, consolidate the corporation’s financial results for accounting purposes effective with the closing date. In conjunction with the acquisition, “la Caixa” agreed to a twenty-year marketing alliance agreement in which “la Caixa” will refer customers to Comercia for payment processing services in Spain and provide sponsorship into the card networks. We funded the purchase with a combination of existing cash resources in Europe and borrowings on our Corporate Credit Facility.

Revenues increased $217.3 million during fiscal 2011 compared to the prior year. Revenue growth was driven by our North America merchant services segment as a result of our direct ISO channel which continues to gain market share in the United States. Revenues for fiscal 2011 also increased by 18% in our International merchant services segment compared to the prior year. This increase is due to the impact of our acquisition in Spain on December 20, 2010. In addition, our merchant services revenue increased due to business performance in the United Kingdom, Russia, and, particularly, the Asia Pacific region.

Consolidated operating margins during fiscal 2011 declined to 17.8% compared to 19.7% in the prior year. The decline in operating margins is due to the dilutive impact of ISO transactions, Canada pricing compression, the dilutive impact of our Spain acquisition and increased corporate costs, offset by improved margins in the International merchant services segment. Sales, general and administrative costs increased $128.6 million, or 18% due to employee termination benefits, relocation benefits and expenses related to a new Global Service Center in Manila, Philippines, and proportional increases in commission payments to ISOs as a percentage of ISO revenues.

For the fiscal year 2011, currency exchange rate fluctuations increased our revenues by $19.2 million and our earnings by $0.08 per diluted share. To calculate this impact, we converted our fiscal 2011 actual revenues and expenses from continuing operations using average exchange rates for fiscal 2010.

Results of Operations

Fiscal Year Ended May 31, 2011 Compared to Fiscal Year Ended May 31, 2010

The following table shows key selected financial data for the fiscal years ended May 31, 2011 and 2010, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2010.

	2011	% of Revenue (1)	2010	% of Revenue (1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$1,031,997	55%	$902,844	55%	$129,153	14%
Canada	330,872	18	317,272	19	13,600	4

North America merchant services	1,362,869	73	1,220,116	74	142,753	12

Europe	359,567	19	315,023	19	44,544	14
Asia-Pacific	137,366	7	107,329	7	30,037	28

International merchant services	496,933	27	422,352	26	74,581	18

Total revenues	$1,859,802	100%	$1,642,468	100%	$217,334	13%

Consolidated operating expenses:
Cost of service	$665,017	35.8%	$584,609	35.6%	$80,408	14%
Sales, general and administrative	863,191	46.4	734,580	44.7	128,611	18

Operating income	$331,594	17.8%	$323,279	19.7%	$8,315	3%

Operating income for segments:
North America merchant services	$268,233		$275,386		$(7,153)	(3)%
International merchant services	143,911		113,699		30,212	27
Corporate	(80,550)		(65,806)		(14,744)	(22)

Operating income	$331,594		$323,279		$8,315	3%

Operating margin for segments:
North America merchant services	19.7%		22.6%		(2.9)%
International merchant services	29.0%		26.9%		2.1%

(1)	Percentage amounts may not sum to the total due to rounding.

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

For fiscal 2011, revenues increased 13% to $1,859.8 million compared to the prior year.

North America Merchant Services Segment

For fiscal 2011, revenue from our North America merchant services segment increased 12% to $1,362.9 million.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For fiscal 2011, United States revenue grew 14% as transaction growth of 18% was offset by a 4% decrease in average dollar amount per transaction (“average ticket”). We believe this decline in average ticket is due to a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets when compared to larger merchants. The effect of consumers replacing cash-based payments with debit card transactions increases volume but also lowers our overall United States average ticket amounts. Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit, with PIN-based debit representing less than 10% of our total transactions.

For fiscal 2011, our Canadian revenue increased 4% compared to the prior year period. The increase in revenue was due to favorable foreign currency trends in Canada, which were offset, on a year-to-date basis, by reduced spreads due to market-driven pricing pressure compared to the prior year.

International Merchant Services Segment

For fiscal 2011, International merchant services revenue increased 18% to $496.9 million.

Our Europe merchant services revenue for fiscal 2011 increased 14% to $359.6 million compared to the prior year period. Our Europe merchant services revenue increased primarily due to the impact of our acquisition in Spain on December 20, 2010.

Asia-Pacific merchant services revenue for fiscal 2011 increased 28% to $137.4 million compared to the prior year period. The growth was due to business performance in the Asia-Pacific region helped by the roll-out of new products by a major retailer with both physical and e-commerce transactions in several markets in the region and continued growth of our installment payment plan and dynamic currency conversion products.

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

Cost of service increased 14% to $665.0 million for fiscal 2011 compared to the prior year. As a percentage of revenue, cost of service increased to 35.8% of revenue for fiscal 2011 from 35.6% for the prior year.

Sales, general and administrative expenses consists primarily of salaries, wages and related expenses paid to sales personnel; non-revenue producing customer support functions and administrative employees and management; commissions paid to ISOs, independent contractors, and other third parties, advertising costs; other selling expenses, share-based compensation expenses and occupancy of leased space directly related to these functions.

Sales, general and administrative expenses increased 18% to $863.2 million for fiscal 2011 compared to the prior year. This increase was primarily due to employee termination benefits, relocation benefits and expenses related to a new Global Service Center in Manila, Philippines, and proportional increases in commission payments to ISOs as a percentage of ISO revenues.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment decreased 3% to $268.2 million for fiscal 2011 compared to the prior year. The operating margin was 19.7% and 22.6% for fiscal 2011 and 2010, respectively. Growth in the U.S. ISO channel reduced margins in fiscal 2011. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs. North America margins were also unfavorably affected by competitive pricing pressure in Canada.

International Merchant Services Segment

Operating income in International merchant services increased 27% to $143.9 million for fiscal 2011 compared to the prior year. The operating margin was 29.0% and 26.9% for fiscal 2011 and 2010, respectively. The increase in operating margin is due to improving economies of scale and growth in the International merchant services segment. We completed the migration of merchants in the United Kingdom to our back-end processing platform at the end of February 2011.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, the Global Service Center in Manila, Philippines, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs.

Our corporate costs increased 22% to $80.6 million for fiscal 2011 compared to the prior year. These increases are primarily due to expenses related to our new Global Service Center in Manila, Philippines and employee termination and relocation benefits.

Consolidated Operating Income

During fiscal 2011, our consolidated operating income increased $8.3 million to $331.6 million compared to the prior year. The increase in our consolidated operating income is due to the increases in our International merchant services segment, offset by a decrease in North America merchant services and increased corporate, sales, general and administrative expenses as discussed above.

Consolidated Other Income/Expense, Net

Other expense, net, decreased to $7.4 million for fiscal 2011 compared to expense of $12.9 million in the prior year. The decrease in other expense is due to lower interest expense because of lower term loan borrowings outstanding and lower interest rates. In addition, we recognized a previously deferred gain of $2.6 million, which was recognized during fiscal 2011 for the sale of our 20% interest in Global Payments Credit Services (“GPCS”) to Equifax Decision Systems, BV. See Note 13 – Commitments and Contingencies in the notes to the audited consolidated financial statements for further information.

Provision for Income Taxes

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, were 29.3% and 28.2% for fiscal 2011 and 2010, respectively. During fiscal 2011 our effective tax rate was negatively impacted by an adjustment to our UK deferred tax asset driven by the corporate tax rate reduction in the United Kingdom enacted in July 2010.

We have net deferred tax assets associated with our UK business of $100.6 million. The measurement of such deferred tax assets is based, in part, on the current enacted corporate tax rate in the United Kingdom of 27%. The 2011 United Kingdom budget includes a reduction in the corporate tax rate from 27% to 26%. Upon enactment of this rate, which is expected during the first half of our fiscal year 2012, we estimate that we will record a reduction of our UK deferred tax asset and an corresponding increase to our deferred income tax provision of approximately $2.5 million.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased to $18.9 million from $15.8 million in the prior year primarily due to our acquisition of a 51% controlling financial interest in Comercia on December 20, 2010.

Fiscal Year Ended May 31, 2010 Compared to Fiscal Year Ended May 31, 2009

The following table shows key selected financial data for the fiscal years ended May 31, 2010 and 2009, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2009.

	2010	% of Revenue (1)	2009	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$902,844	55%	$805,557	55%	$97,287	12%
Canada	317,272	19	301,294	21	15,978	5

North America merchant services	1,220,116	74	1,106,851	76	113,265	10

Europe	315,023	19	265,121	18	49,902	19
Asia-Pacific	107,329	7	90,334	6	16,995	19

International merchant services	422,352	26	355,455	24	66,897	19

Total revenues	$1,642,468	100%	$1,462,306	100%	$180,162	12%

Consolidated operating expenses:
Cost of service	$584,609	35.6%	$504,855	34.5%	$79,754	16%
Sales, general and administrative	734,580	44.7	664,905	45.5	69,675	10

Operating income	$323,279	19.7%	$292,546	20.0%	$30,733	10%

Operating income for segments:
North America merchant services	$275,386		$272,972		$2,414	1%
International merchant services	113,699		82,763		30,936	37
Corporate	(65,806)		(63,189)		(2,617)	(4)

Operating income	$323,279		$292,546		$30,733	10%

Operating margin for segments:
North America merchant services	22.6%		24.7%		(2.1)%
International merchant services	26.9%		23.3%		3.6%

(1)	Percentage amounts may not sum to the total due to rounding.

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

Provision for Income Taxes

Our effective tax rates were 28.2% and 29.2% for fiscal years, 2010 and 2009, respectively. The reductions of our effective tax rates are due to domestic and international tax planning initiatives and the increasing amount of income being generated in lower tax jurisdictions due to international expansion.

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

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests, net of tax decreased to $15.8 million from $37.0 million for the fiscal years 2010 and 2009, respectively. The decrease was due to our June 2009 acquisition of the remaining 49% of HSBC Merchant Services LLP.

Liquidity and Capital Resources

A significant portion of our liquidity comes from operating cash flows and available lines of credit, which are generally sufficient to fund operations, planned capital expenditures, debt service and various strategic investments in our business. Cash flow from operations is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, and to pay off debt and repurchase our shares at the discretion of our Board of Directors. Accumulated cash balances are invested in high-quality and marketable short term instruments.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. Lines of credit are used in certain of our markets to fund settlement and as a source of working capital and, along with other bank financing, to fund acquisitions. We regularly evaluate our liquidity and capital position relative to cash objectives, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise. To meet our current capital plan objectives, we entered into a new, unsecured five-year, $600 million revolving credit facility on December 7, 2010. Please see Long-Term Debt and Credit Facilities below for further information regarding this facility.

At May 31, 2011, we had cash and cash equivalents totaling $1,354.3 million. Of this amount, we consider approximately $240 million to be available cash. Our available cash balance includes $165.0 million of cash held by foreign subsidiaries that are considered permanently reinvested for income tax purposes. These cash balances reflect the accumulation of cash flows generated by each subsidiary’s operations, net of cash flows used to service debt locally and fund non-US acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.

Available cash generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. At May 31, 2011, settlement related cash balances and the corresponding settlement processing obligations were unusually high due to the timing of month end cut off. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At May 31, 2011, our cash and cash equivalents included $271.4 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Operating activities provided cash of $709.8 million during fiscal year 2011 compared to providing cash of $465.8 million during the prior year. The increase in cash flow from operating activities was primarily due to the change in net settlement processing assets and obligations of $159.0 million. As noted above, our settlement processing obligations were unusually high at May 31, 2011 due to the timing of month end cut off. See Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Net cash used in investing activities increased $241.8 million to $267.0 million for fiscal 2011. During fiscal year 2011, we used $168.0 million in acquisitions, which included a $165.0 million, net of cash, investment in Comercia. Also, during fiscal year 2011 we had capital expenditures of $98.5 million which was primarily for terminals, software and infrastructure. During fiscal year 2010 we had $29.5 million of cash investments in Auctionpay (currently known as Greater Giving) and other asset purchases. Also, during fiscal year 2010 we had capital expenditures of $56.1 million which was primarily for terminals, software and infrastructure. We received net proceeds from the disposition of our money transfer business of $60.2 million (sales proceeds of $85.0 million less $24.8 million remaining in the business at closing to fund associated settlement obligations) during fiscal year 2010.

In fiscal year 2011, we generated $114.1 million in cash from financing activities compared to $95.8 million cash used in financing activities in the prior year. The increase in cash provided by financing activities was primarily due to increased line of credit borrowings in the Asia Pacific region, the United Kingdom, Canada, and Spain to fund settlement, and borrowings on our Corporate Credit Facility. This increase in cash provided by financing activities was offset by higher debt repayments in fiscal year 2011. We are not contractually obligated to make repayments on the Corporate Credit Facility within the next twelve months; however, we intend to make repayments in the near future. See Long-Term Debt and Credit Facilities below for a more detailed discussion of our borrowing activities. In addition, in fiscal year 2011 we repurchased an additional 344,847 shares of our common stock for $14.9 million in cash, $1.9 million of which represents the cash settlement of the $100.0 million purchase executed during fiscal year 2010 (2,382,890 shares of our common stock).

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. During fiscal year 2012, we expect capital expenditures to range between $85.0 and $90.0 million.

Long-Term Debt and Lines of Credit

Outstanding debt consisted of the following:

	May 31, 2011	May 31, 2010
Lines of credit:	(in thousands)
Corporate Credit Facility	$183,975	$—

Short-term lines of credit:
United Kingdom Credit Facility	108,333	—
Hong Kong Credit Facility	73,554	63,786
Canada Credit Facility	18,725	—
Malaysia Credit Facility	17,743	—
Spain Credit Facility	17,646	—
Singapore Credit Facility	17,245	—
Philippines Credit Facility	9,736	9,064
Maldives Credit Facility	3,202	2,501
Macau Credit Facility	2,372	1,454
Sri Lanka Credit Facility	2,189	2,382

	270,745	79,187

Total lines of credit	454,720	79,187
Notes Payable	14,285	10,064
Term loans	155,759	411,070

Total debt	$624,764	$500,321

Current portion	$356,547	$227,356
Long-term debt	268,217	272,965

Total debt	$624,764	$500,321

Maturity requirements on term loans and notes payable are as follows (in thousands):

2012	$356,547
2013	77,758
2014	2,725
2015	2,484
2016	185,250

Total	$624,764

We had increased borrowings on our lines of credit at May 31, 2011 to fund settlement as noted above. Our 2012 maturities should be considered with our increased cash balances at May 31, 2011.

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the Corporate Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from credit and debit card networks. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents. Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available borrowings under our credit facilities at May 31, 2011 were $892.7 million.

During fiscal 2011 the maximum and average borrowings under our credit facilities were $565.3 million and $360.3 million, respectively. The weighted average interest rates on these borrowings were 1.9% and 2.2%, respectively. Our maximum borrowed amount was greater than our average and period end borrowings due to the timing of settlement funding.

Our line of credit facilities consist of the following:

•

Corporate—On December 7, 2010, we entered into a new, unsecured five-year, $600.0 million revolving credit facility, which we refer to as the Corporate Credit Facility with a syndicate of financial institutions. The multi-currency facility expires in December 2015 and has a variable interest rate based on a market short-term interest rate plus a leverage based margin. In addition, the Corporate Credit Facility allows us to expand the facility size to $750.0 million by requesting additional commitments from new or existing lenders. The Corporate Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature.

We plan to use the Corporate Credit Facility to support strategic growth initiatives and for general corporate purposes, and we used approximately $150.0 million of the new facility to pay down existing term loan debt. As of May 31, 2011, interest rates on the term loan were 1.7% and 2.1%, for United States dollar and British Pound Sterling borrowings, respectively, and the aggregate outstanding balance was $184.0 million. The Corporate Credit Facility is included in long-term debt in the accompanying consolidated balance sheets because we are not contractually obligated to make repayments in the next twelve months. In conjunction with our entry into the Corporate Credit Facility on December 7, 2010, we terminated our United States Credit Facility, which was due to expire in November 2011.

•

United Kingdom—a revolving credit facility with HSBC Bank, for up to £80.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2011 the outstanding facility balance was $108.3 million (£65.9 million) with an interest rate of 2.0%. This facility is subject to annual review.

•

Hong Kong—a revolving overdraft facility with HSBC Limited Hong Kong, for up to HKD 1.0 billion to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility is denominated in Hong Kong dollars and has a variable short term interest rate plus a margin. As of May 31, 2011 the interest rate on the facility was 0.9%. This facility is subject to annual review.

•

Canada—a revolving credit facility, which we refer to as our Canada Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC. The Canada Credit Facility is a facility which consists of a line of credit of $25.0 million Canadian dollars. In addition, the Canada Credit Facility allows us to expand the size of the uncommitted facility to $50.0 million Canadian dollars and does not have a fixed term. This credit facility carries no termination date, but can be terminated by either party with advance notice. This credit facility has card association receivables and CIBC settlement related bank accounts as pledged collateral. This credit facility has a variable interest rate based on the Canadian dollar Interbank Offered Rate plus a margin. As of May 31, 2011 the outstanding facility balance was $18.7 million ($18.1 million CAD) with an interest rate of 3.3%.

•

Malaysia—a revolving overdraft facility with HSBC Bank Malaysia Berhad, for up to 90.0 million Malaysian ringgits to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable short term interest rate plus a margin. As of May 31, 2011 the interest rate on the facility was 3.7%. This facility is subject to annual review.

•

Spain—a revolving credit facility with “la Caixa”, for up to €180.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility also allows borrowings in British Pound Sterling, Japanese Yen, and United States dollars, and has a variable short term interest rate plus a margin. As of May 31, 2011 the aggregate outstanding facility balance was

$17.6 million for all currencies (€12.2 million) with a weighted interest rate of 1.2%. The term of the facility is through January 2012, at which time we intend to enter into a new agreement.

•

Singapore—a revolving overdraft facility with HSBC Banking Corporation Limited, for up to 25.0 million Singapore dollars to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable short term interest rate plus a margin. As of May 31, 2011 the interest rate on the facility was 0.9%. This facility is subject to annual review.

•

Philippines—a revolving facility with HSBC Bank, Philippines, for up to 350.0 million Pesos and $1.5 million United States dollars to fund merchants prior to receipt of corresponding settlement funds from the card associations. The facility has variable short term interest rates plus a margin. As of May 31, 2011 the interest rates on the facility was 5.0% for the Pesos tranche and 0.6% for the United States dollars tranche. This facility is subject to annual review.

•

Maldives—a revolving overdraft facility with HSBC Bank, Maldives, for up to $4.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility is denominated in United States dollars and has a variable short term interest rate plus a margin. As of May 31, 2011 the interest rate on the facility was 4.7%. This facility is subject to annual review.

•

Macau—a revolving overdraft facility with HSBC Asia Pacific, for 40.0 million Macau Pataca to fund merchants prior to receipt of corresponding settlement funds from the card associations. In addition, the Macau Credit Facility allows us to expand the size of the uncommitted facility to 150 million Macau Pataca. This credit facility has a variable interest rate based on the lending rate stipulated by HSBC Asia Pacific, less a margin. As of May 31, 2011 the interest rate on the facility was 2.5%. This facility is subject to annual review.

•

Sri Lanka—a revolving overdraft facility with HSBC Bank, Sri Lanka, for 650.0 million Sri Lankan Rupees in two tranches: one to fund merchants prior to receipt of corresponding settlement funds from the card associations and the other for general corporate purposes. The facility has a variable short term interest rate plus a margin. As of May 31, 2011 the interest rate on the two tranches of the facility was 10.1%. This facility is subject to annual review.

•

National Bank of Canada—a revolving credit facility for up to $80.0 million Canadian dollars and $5 million United States dollars to provide certain Canadian merchants with same day value for their Canadian and United States dollar MasterCard credit card transactions and debit card transactions. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2011 the facility was undrawn.

Term Loans

We have a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States which we used to partially fund our HSBC Merchant Services LLP acquisition. The term loan bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of May 31, 2011 and 2010, the interest rate on the term loan was 1.26% and 1.4%, respectively. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ended August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of May 31, 2011, the outstanding balance of the term loan was $120.0 million.

We have a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then-existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. In December 2010, the entire balance of the United States dollar portion of the term loan was repaid by a borrowing on the Corporate Credit Facility, and the facility terms were amended. The term loan expires in July 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a leverage based margin. As of May 31, 2011, the interest rate on the remaining British Pound Sterling portion of the term loan was 2.1%. The term loan requires quarterly principal payments of £2.2 million beginning with the quarter ended August 31, 2009 and increasing to £3.3 million beginning with the quarter ended August 31, 2010. As of May 31, 2011, the outstanding balance of this term loan was $35.8 million (£21.7 million).

Notes Payable

Our subsidiary in the Russian Federation has notes payable with a total outstanding balance of approximately $14.3 million at May 31, 2011. These notes are used to fund the purchase of ATMs and have interest rates ranging from 8.0% to 10.0% with maturity dates ranging from June 2011 through May 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of May 31, 2011.

Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”). HSBC Asia Pacific may exercise the Put Option on the fifth anniversary of the closing of the acquisition (July 24, 2011) and on each anniversary thereafter. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. HSBC Asia Pacific did not exercise the Put Option as of July 24, 2011. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $133.9 million as of May 31, 2011, $45.6 million of which was puttable to us on July 24, 2011. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of May 31, 2011 on our consolidated balance sheet.

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

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Number for Visa transactions and Interbank Card Association number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2011.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of May 31, 2011:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)
Operating leases (Note 13)	$60,727	$7,802	$14,201	$11,966	$26,758
Long-term debt including current portion (Note 6)	624,764	356,547	80,483	187,734	—
Interest on long-term debt (1)	5,444	3,156	1,925	363	—

(1)	Interest on variable rate debt is based on rates effective as of May 31, 2011.

Note:	This table excludes other obligations that we may have, such as employee benefit plan obligations, unrecognized tax benefits, and other current and long—term liabilities reflected in our consolidated balance sheet and the redeemable noncontrolling interest put option rights described above. At this time, we are unable to make a reasonably reliable estimate of the timing of these payments; therefore such amounts are not included in the above contractual obligation table. We do not have any material purchase commitments as of May 31, 2011.

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

Reserve for operating losses

As a part of our direct merchant credit card and debit card processing services and check guarantee services in the United States, Canada, the United Kingdom, Spain, Asia-Pacific and the Russian Federation we experience merchant losses and check guarantee losses, which we collectively refer to as “operating losses.” Merchant losses occur when we are unable to collect amounts from merchant customers for any charges properly reversed by the cardholder. Check guarantee losses occur when we are unable to collect the full amount of a guaranteed check from the checkwriter. Please refer to the notes to consolidated financial statements for a further explanation of these operating losses.

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

We account for our potential liability relating to merchant losses as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of two components, (i) estimated incurred losses, and (ii) a projection of future losses. Estimated incurred loss accruals are recorded when it is probable that we have incurred a loss and the loss is reasonably estimable. These losses typically result from chargebacks related to merchant bankruptcies, closures, or fraud. Estimated incurred losses are calculated at the merchant level based on chargebacks received to date, processed volume, and historical chargeback ratios. The estimate is reduced for any collateral that we hold. Accruals for estimated incurred losses are evaluated periodically and adjusted as appropriate based on actual loss experience. The projection of future losses component is based on an assumed percentage of our direct merchant credit card and signature debit card sales volumes processed, or processed volume. For the years ended May 31, 2011, 2010, and 2009, our processed volume was $167.3 billion, $146.6 billion, and $135.0 billion, respectively. For these same periods, we recorded provisions for merchant losses of $6.0 million, $9.6 million, and $7.1 million, respectively. As a percentage of processed volume, these charges were 0.0036%, 0.0065%, and 0.0052%, respectively, during the above periods. For these same years, we experienced actual losses of $8.7 million, $7.3 million, and $6.9 million, respectively. We believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our provision for merchant losses as a percentage of processed volume for the year ended May 31, 2011 would have resulted in a decrease or increase in net income of $0.4 million. Further, if our provision for merchant losses as a percentage of processed volume for our fiscal 2011 had equaled our provision for merchant losses as a percentage of processed volume of 0.0065% for the same prior year period, our net income would have decreased by $3.4 million. As of May 31, 2011 and 2010, $3.1 million and $5.8 million, respectively, have been recorded for guarantees associated with merchant card processing and are included in settlement processing obligations in the accompanying consolidated balance sheets.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks.

Our check guarantee loss reserve is also comprised of estimated incurred losses and a projection of future losses based on historical return and collection (recovery) percentages and an assumed percentage of the face value of our guaranteed checks. For the years ended May 31, 2011, 2010, and 2009, we guaranteed total check face values of $2.6 billion, $2.5 billion, and $2.5 billion, respectively. For those same periods, we recorded provisions for check guarantee losses of $14.2 million, $14.9 million, and $17.9 million, respectively. As a percentage of the total guaranteed check face value, these charges were 0.55%, 0.61%, and 0.73%, respectively, during the years mentioned above. For these same years, we experienced actual losses of $14.5 million, $14.8 million, and $20.0 million, respectively. Since actual losses were similar to the check guarantee loss provisions provided above, we believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our percentage assumption for the year ended May 31, 2011 would have resulted in a decrease or increase in net income of $1.0 million. Further, if our guarantee loss as a percentage of guarantee volume for our fiscal 2011 had equaled our guarantee loss as a percentage of guarantee volume of 0.61% for the same prior year period, our net income would have decreased by $1.0 million. As of May 31, 2011 and 2010, we had a check guarantee reserve of $3.9 million and $4.2 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets.

We derive our projected loss rate assumptions primarily based on a rolling six to twelve month analysis of historic loss activity. These assumptions, however, bear the risk of change, which may occur as a result of several qualitative factors. For merchant losses, these factors include the following: a change in the creditworthiness of our merchant customers; a change in the levels of credit card fraud affecting our merchant customers; and a change in the effectiveness of our internal credit, risk management, and collection departments. For check guarantee losses, these factors include a change in the levels of dishonored consumer checks presented to our guarantee service merchant customers and a change in the effectiveness of our internal check guarantee procedures, customer acceptance and retention policies, or collection protocols. Application of our percentage assumptions involve uncertainty regarding changes in any of the factors above, especially those that are outside of our control, such as the financial health of the United States, Canadian, the United Kingdom, Spain, Asia-Pacific, and the Russian Federation economies at a regional or national level and the related impact on our customers.

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

We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2011. Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

We have six reporting units: North America Merchant Services, UK Merchant Services, Asia Pacific Merchant Services, Central and Eastern Europe Merchant Services, Russia Merchant Services and Spain Merchant Services. We estimate the fair value of our reporting units using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, EBITDA, capital expenditures and an anticipated tax rate. We discount the related cash flow forecasts using our estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the reporting unit in developing the valuation estimate.

Preparation of forecasts and the selection of the discount rates involve significant judgments about expected future business performance and general market conditions. Significant changes in our forecasts, the discount rates selected or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

At May 31, 2011 we had goodwill of $779.6 million recorded on our consolidated balance sheet. We completed our most recent annual goodwill and indefinite-life intangible asset impairment test on January 1,

2011 and determined that the fair value of each of our reporting units is substantially in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

We use the accelerated method of amortization for most of our customer related intangible assets. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. During fiscal 2011, we did not adjust the amortization schedules.

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We use the straight-line method of amortization for our contract-based intangibles and amortizable trademarks.

Capitalization of Internally Developed Software

We develop software that is used in providing processing services to customers. Capitalization of internally developed software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred prior to the preliminary project stage are expensed as incurred. Currently unforeseen circumstances in software development could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. Costs capitalized during fiscal 2011, 2010 and 2009 totaled $26.3 million, $17.6 million and $11.8 million, respectively. Internally developed software has an amortization period of 5 to 10 years. Internally developed software assets are placed into service when they are ready for their intended use.

During fiscal 2010, we placed into service $54.9 million of hardware and software associated with our technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing, and is intended to replace a number of legacy platforms. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for fiscal 2011 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform. We did not place any hardware or software costs associated with G2 into service during fiscal 2011.

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

Judgment will be required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. At May 31, 2011 our consolidated balance sheet includes net deferred tax assets associated with our United Kingdom business of $100.6 million. Our assessment of the recoverability of these deferred tax assets is based, in part, on our projections of future business performance and viable tax planning strategies. If future business performance fails to meet projections, we may determine that some or all of these deferred tax assets will not be realized. In the event of such a determination, we would record a valuation allowance for the amount deemed unrecoverable with a corresponding charge to the provision for income taxes.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard will become effective for us beginning June 2012 and we are currently evaluating the impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for us beginning March 2012 and we do not expect an impact on our consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 amends Accounting Standards Codification Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. ASU 2010-20 was effective for us beginning with the quarter ended February 28, 2011. The impact of ASU 2010-20 on our disclosures is reflected in notes to the audited consolidated financial statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Although the majority of our operations are conducted in United States dollars, a significant amount of our operations are conducted in foreign currencies. Consequently, our revenues and income generated in currencies other than the United States dollar are affected by fluctuations in foreign currency exchange rates. For fiscal 2011, currency rate fluctuations increased our revenues by $19.2 million and our diluted earnings per share by $0.08. To calculate this we converted our fiscal 2011 actual revenues using average exchange rates for fiscal 2010.

Generally, the functional currency of our various subsidiaries is their local currency. As a result, we are exposed to currency fluctuations on transactions which are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the years ended May 31, 2011, 2010 and 2009 our transaction gains and losses were insignificant.

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

We have various lines of credit and term loans that we use to fund settlement in certain of our markets and for general corporate purposes and acquisitions. Interest rates on these lines of credit are based on market rates and fluctuate accordingly. As of May 31, 2011 there was $624.8 million outstanding on these lines of credit and term loans.

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

A 1% increase in interest rates as of May 31, 2011 would not have had a material adverse impact on our current or future consolidated net income or cash flows.

Derivative Financial Instruments

Historically, we have not entered into derivative financial instruments to mitigate interest rate fluctuation risk or foreign currency exchange rate risk. We may use derivative financial instruments in the future if we deem it useful in mitigating our exposure to interest rate or foreign currency exchange rate fluctuations.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Payments Inc.:

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the “Company”) as of May 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed at Note 1 to the consolidated financial statements, the Company adopted new accounting provisions regarding noncontrolling interests effective June 1, 2009 and retrospectively adjusted the consolidated financial statements for the year ended May 31, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

July 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Payments Inc.:

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the “Company”) as of May 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Comercia Global Payments Entidad de Pago, S.L. which was acquired on December 20, 2010 and whose financial statements constitute 11% of total assets and 2% of revenues of the Company’s consolidated financial statement amounts as of and for the year ended May 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Comercia Global Payments Entidad de Pago, S.L. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2011 of the Company and our report dated July 25, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph regarding the adoption of new accounting provisions regarding noncontrolling interests.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

July 25, 2011

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year Ended May 31,
	2011	2010	2009
Revenues	$1,859,802	$1,642,468	$1,462,306
Operating expenses:
Cost of service	665,017	584,609	504,855
Sales, general and administrative	863,191	734,580	664,905

	1,528,208	1,319,189	1,169,760

Operating income	331,594	323,279	292,546

Other income (expense):
Interest and other income	10,774	4,629	7,005
Interest and other expense	(18,161)	(17,519)	(7,282)

	(7,387)	(12,890)	(277)

Income from continuing operations before income taxes	324,207	310,389	292,269
Provision for income taxes	(95,076)	(87,379)	(85,252)

Income from continuing operations, net of tax	229,131	223,010	207,017
Loss from discontinued operations, net of tax	(975)	(3,901)	(132,839)

Net income including noncontrolling interests	228,156	219,109	74,178
Less: Net income attributable to noncontrolling interests	(18,918)	(15,792)	(36,961)

Net income attributable to Global Payments	$209,238	$203,317	$37,217

Amounts attributable to Global Payments:
Income from continuing operations, net of tax	$210,213	$207,218	$170,056
Loss from discontinued operations, net of tax	(975)	(3,901)	(132,839)

Net income attributable to Global Payments	$209,238	$203,317	$37,217

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$2.63	$2.56	$2.12
Loss from discontinued operations	(0.01)	(0.05)	(1.66)

Net income attributable to Global Payments	$2.62	$2.51	$0.46

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$2.61	$2.52	$2.10
Loss from discontinued operations	(0.01)	(0.04)	(1.64)

Net income attributable to Global Payments	$2.60	$2.48	$0.46

Dividends per share	$0.08	$0.08	$0.08

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 31, 2011	May 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,354,285	$769,946
Accounts receivable, net of allowances for doubtful accounts of $472 and $269, respectively	166,540	131,817
Claims receivable, net of allowances for losses of $3,870 and $4,208, respectively	914	664
Settlement processing assets	280,359	13,741
Inventory	7,640	9,740
Deferred income taxes	2,946	2,752
Prepaid expenses and other current assets	35,291	39,604

Total current assets	1,847,975	968,264
Goodwill	779,637	569,090
Other intangible assets	341,500	205,110
Property and equipment	256,301	183,938
Deferred income taxes	104,140	90,470
Other	20,978	22,454

Total assets	$3,350,531	$2,039,326

LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$270,745	$79,187
Current portion of long-term debt	85,802	148,169
Accounts payable and accrued liabilities	241,578	173,575
Settlement processing obligations	838,565	265,110
Income taxes payable	7,674	6,430

Total current liabilities	1,444,364	672,471
Long-term debt	268,217	272,965
Deferred income taxes	116,432	88,265
Other long-term liabilities	49,843	31,436

Total liabilities	1,878,856	1,065,137

Commitments and contingencies (See Note 13)
Redeemable noncontrolling interest	133,858	102,672
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 83,062,518 issued and 80,334,781 outstanding at May 31, 2011 and 82,028,945 issued and 79,646,055 and outstanding at May 31, 2010	—	—
Paid-in capital	502,993	460,747
Retained earnings	715,202	544,772
Treasury stock; 2,727,737 and 2,382,890 shares at May 31, 2011 and May 31, 2010, respectively	(112,980)	(100,000)
Accumulated other comprehensive income (loss)	79,320	(44,255)

Total Global Payments shareholders’ equity	1,184,535	861,264
Noncontrolling interest	153,282	10,253

Total equity	1,337,817	871,517

Total liabilities and equity	$3,350,531	$2,039,326

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2011	2010	2009
Cash flows from operating activities:
Net income including noncontrolling interests	$228,156	$219,109	$74,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	40,545	35,864	35,434
Amortization of acquired intangibles	41,692	32,803	30,854
Provision for operating losses and bad debts	20,577	25,025	25,595
Share-based compensation expense	15,885	18,072	14,570
Loss on disposal of discontinued operations, non-cash	602	24,310	—
Impairment, restructuring and other charges, non-cash	—	—	147,664
Deferred income taxes	19,154	2,722	5,457
Other, net	(3,576)	2,443	4,036
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(34,723)	(11,689)	(25,077)
Claims receivable	(14,425)	(14,936)	(17,201)
Settlement processing assets and obligations, net	299,895	140,962	60,700
Inventory	1,979	(4,727)	(1,653)
Prepaid expenses and other assets	3,537	(13,710)	4,438
Accounts payable and other accrued liabilities	89,230	18,803	23,251
Payables to money transfer beneficiaries	—	(6,107)	3,067
Income taxes payable	1,244	(3,183)	(2,342)

Net cash provided by operating activities	709,772	465,761	382,971

Cash flows from investing activities:
Business and intangible asset acquisitions, net of cash acquired	(167,968)	(29,513)	(525,205)
Disposition of business, net of cash	(2,577)	60,231	—
Capital expenditures	(98,537)	(56,054)	(40,940)
Net decrease (increase) in financing receivables	2,062	(179)	—
Proceeds from sale of investment and contractual rights, net	—	311	6,888

Net cash used in investing activities	(267,020)	(25,204)	(559,257)

Cash flows from financing activities:
Net borrowings on lines of credit	191,558	69,013	8,647
Proceeds from issuance of long-term debt	205,298	305,744	200,000
Principal payments under issuance of long-term debt	(280,198)	(75,205)	(16,734)
Acquisition of redeemable noncontrolling interest	—	(307,675)	—
Proceeds from stock issued under employee stock plans	18,364	30,248	9,050
Repurchase of common stock	(14,900)	(98,080)	—
Tax benefit from employee share-based compensation	9,141	7,186	880
Contribution from noncontrolling interest holder	—	—	358
Distributions to noncontrolling interest	(8,752)	(20,484)	(34,299)
Dividends paid	(6,388)	(6,497)	(6,417)

Net cash provided by (used in) financing activities	114,123	(95,750)	161,485

Effect of exchange rate changes on cash	27,464	(1,796)	(14,324)

Increase (decrease) in cash and cash equivalents	584,339	343,011	(29,125)
Cash and cash equivalents, beginning of year	769,946	426,935	456,060

Cash and cash equivalents, end of year	$1,354,285	$769,946	$426,935

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2010	79,646	$460,747	$(100,000)	$544,772	$(41,306)	$(2,949)	$861,264	$10,253	$871,517
Comprehensive income:
Net income including noncontrolling interests				209,238			209,238	9,326	218,564
Minimum pension liability adjustment, net of tax of $88						110	110		110

Foreign currency translation adjustment, net of tax of $(5,366)					123,465		123,465	9,717	133,182

Total comprehensive income							332,813	19,043	351,856

Stock issued under employee stock plans, net	1,034	18,364					18,364		18,364
Tax benefit from employee share-based compensation, net		7,997					7,997		7,997
Share-based compensation expense		15,885					15,885		15,885
Noncontrolling interests in business acquisitions								132,738	132,738
Distributions to noncontrolling interest								(8,752)	(8,752)
Redeemable noncontrolling interest valuation adjustment				(32,420)			(32,420)		(32,420)
Repurchase of common stock	(345)		(12,980)				(12,980)		(12,980)
Dividends paid ($0.08 per share)				(6,388)			(6,388)		(6,388)

Balance at May 31, 2011	80,335	$502,993	$(112,980)	715,202	$82,159	$(2,839)	$1,184,535	$153,282	$1,337,817

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

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation—Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other business and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in business since 1967. Our fiscal year ends on May 31, thus we refer to the years ended May 31, 2011, 2010 and 2009 as fiscal years 2011, 2010, and 2009, respectively.

These consolidated financial statements include our accounts and those of our majority-owned subsidiaries and all intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared on the historical cost basis in accordance with accounting principles generally accepted in the United States and present our financial position, results of operations, and cash flows. Intercompany transactions have been eliminated in consolidation.

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

Cash and cash equivalents—Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of May 31, 2011 and 2010, our cash and cash equivalents included $271.4 million and $199.4 million, respectively, related to Merchant Reserves.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Our cash and cash equivalents include settlement related cash balances. Settlement related cash balances represent surplus funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. At May 31, 2011, settlement related cash balances and the corresponding settlement processing obligations were unusually high due to the timing of month end cut off. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Please see Settlement processing assets and obligations below for further information.

Inventory—Inventory, which includes electronic point of sale terminals, automated teller machines, and related peripheral equipment, is stated at the lower of cost or market. Cost is determined by using the average cost method.

Settlement processing assets and obligations—We are designated as a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks (“Member”) sponsoring us and our adherence to the standards of the networks. We have five primary financial institution sponsors in the United States, Canada, the United Kingdom, Spain, the Asia-Pacific region and the Russian Federation with whom we have sponsorship or depository and clearing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply. Certain of the member financial institutions of Visa and MasterCard are our competitors. In certain markets, we are members in various payment networks, allowing us to process and fund transactions without third-party sponsorship.

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

For transactions processed on our systems, we use our internal network telecommunication infrastructure to provide funding instructions to the Members who in turn fund the merchants. In certain of our markets, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card networks creating a net settlement obligation on our balance sheet. In our other markets, the Member funds the merchants before the Member receives the net settlement funds from the card networks, creating a net settlement asset on our balance sheet. In certain markets in the Asia-Pacific region, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. In such instances, we do not reflect the related settlement processing assets and obligations in our consolidated balance sheet. The Member will continue to provide these operations and services until the integration to our platform is completed. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in other markets at which point the related settlement assets and obligations will be reflected in our consolidated balance sheet.

Timing differences, interchange expense, Merchant Reserves and exception items cause differences between the amount the Member receives from the card networks and the amount funded to the merchants. The standards

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding (“Receivable from Members”), (iii) our receivable from the card networks for transactions processed on behalf of merchants where we are a Member of that particular network (“Receivable from networks”), and (iv) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (v) Merchant Reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder (“Merchant Reserves”). Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our liability to the Members for transactions for which we have received funding from the Members but have not funded merchants on behalf of the Members (“Liability to Members”), (iii) our liability to merchants for transactions that have been processed but not yet funded where we are a Member of that particular network (“Liability to merchants”), (iv) Exception items, (v) Merchant Reserves, (vi) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vii) the reserve for sales allowances. In cases in which the Member uses its own funds to satisfy a funding obligation to merchants that precedes the incoming amount from the card network, we reflect the amount of this funding as a component of “Liability to Members.”

A summary of these amounts as of May 31, 2011 and 2010 is as follows:

	2011	2010
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$72,022	$19
Receivable from Members	142,117	12,258
Receivable from networks	124,980	—
Exception items	4,456	1,748
Merchant Reserves	(63,216)	(284)

Total	$280,359	$13,741

Settlement processing obligations:
Interchange reimbursement	$212,069	$194,341
Liability to Members	(718,650)	(259,947)
Liability to merchants	(129,806)	—
Exception items	12,394	6,254
Merchant Reserves	(208,195)	(199,077)
Fair value of guarantees of customer chargebacks	(3,102)	(5,810)
Reserves for sales allowances	(3,275)	(871)

Total	$(838,565)	$(265,110)

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

We account for our potential liability for the full amount of the operating losses discussed above as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of estimated incurred losses and a projection of future losses. Estimated incurred loss accruals are recorded when it is probable that we have incurred a loss and the loss is reasonably estimable. These losses typically result from chargebacks related to merchant bankruptcies, closures, or fraud. Estimated incurred losses are calculated at the merchant level based on chargebacks received to date, processed volume, and historical chargeback ratios. The estimate is reduced for any collateral that we hold. Accruals for estimated incurred losses are evaluated periodically and adjusted as appropriate based on actual loss experience. Our projection of future losses is based on an assumed percentage of our direct merchant credit card and signature debit card sales volumes processed, or processed volume. Historically, this estimation process has been materially accurate.

As of May 31, 2011 and 2010, $3.1 million and $5.8 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the years ended May 31, 2011, 2010, and 2009, we recorded such expenses in the amounts of $6.0 million, $9.6 million, and $7.1 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical return and collection (recovery) experiences. As of May 31, 2011 and 2010, we have a check guarantee loss reserve of $3.9 million and $4.2 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. Expenses of $14.2 million, $14.9 million, and $17.9 million were recorded for the years ended May 31, 2011, 2010 and 2009, respectively, for these losses and are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

As the potential for merchants’ failure to settle individual reversed charges from consumers in our merchant credit card processing offering and the timing of individual checks clearing the checkwriters’ banks in our check guarantee offering are not predictable, it is not practicable to calculate the maximum amounts for which we could

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

be liable under the guarantees issued under the merchant card processing and check guarantee service offerings. It is not practicable to estimate the extent to which merchant collateral or subsequent collections of dishonored checks, respectively, would offset these exposures due to these same uncertainties.

Property and equipment—Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method, except for certain technology assets discussed below. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the useful life of the asset. Maintenance and repairs are charged to operations as incurred.

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

During fiscal 2010, we placed into service $54.9 million of hardware and software associated with our next generation technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing in the United States, Asia-Pacific, the United Kingdom, and Canada, and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for fiscal 2011 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform. We did not place any hardware or software costs associated with G2 into service during fiscal 2011.

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

Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

We have six reporting units: North America Merchant Services, UK Merchant Services, Asia Pacific Merchant Services, Central and Eastern Europe Merchant Services, Russia Merchant Services and Spain Merchant Services. We estimate the fair value of our reporting units using a combination of the income approach

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, EBITDA, capital expenditures and an anticipated tax rate. We discount the related cash flow forecasts using our estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the reporting unit in developing the valuation estimate.

Preparation of forecasts and the selection of the discount rates involve significant judgments about expected future business performance and general market conditions. Significant changes in our forecasts, the discount rates selected or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Impairment of long-lived assets—We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-lived intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at May 31, 2011.

Income taxes—Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At May 31, 2011, our consolidated balance sheet includes net deferred tax assets associated with our United Kingdom business of $100.6 million.

Our effective tax rates, reflected as the provision for income taxes divided by income from continuing operations before income tax, including the effect of noncontrolling interests, were 29.3%, 28.2%, and 29.2% for the years ended May 31, 2010, 2009, and 2008 respectively. Please see Note 8—Income Taxes for further information.

Fair value of financial instruments—We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. At May 31, 2011, the carrying amount of our term loans approximates fair value. Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 10.0% and maturity dates ranging from June 2011 through May 2016. At May 31, 2011, we believe the carrying amount of these notes approximates fair value. Please see Note 6 – Long-Term Debt and Lines of Credit for further information.

Financing receivables—Our subsidiary in the Russian Federation purchases Automated Teller Machines (ATMs) and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $18.9 million and $24.2 million of financing receivables included in our May 31, 2011 and 2010 consolidated balance sheets, respectively.

There is an inherent risk that our customer may not pay the contractual balances due. We periodically review the financing receivables for credit losses and past due balances to determine whether an allowance should be recorded. Historically we have not had any credit losses or past due balances associated with these receivables, and therefore we do not have an allowance recorded. We have had no financing receivables modified as troubled debt restructurings nor have we had any purchases or sales of financing receivables.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Foreign currencies—We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period. For the years ended May 31, 2011, 2010 and 2009 our transaction gains and losses were insignificant.

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

Retirement Benefits—We have a noncontributory defined benefit pension plan covering certain of our United States employees who met the eligibility provisions at the time the plan was closed on June 1, 1998. Benefits are based on years of service and the employee’s compensation during the highest five consecutive years of earnings out of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Effective May 31, 2004, we modified the pension plan to cease benefit accruals for increases in compensation levels.

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

The measurement date for the pension plans is May 31, which coincides with the plans’ fiscal year. Our plan expenses for fiscal 2011, 2010 and 2009 were actuarially determined. Due to the limited participation by employees in these plans and the related subsequent modifications, the total benefit obligation and funded status of the plans is not material and we have not provided full disclosure of such amounts.

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the years ended

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

May 31, 2011, 2010 and 2009 excludes incremental shares of 0.7 million, 0.5 million, and 0.9 million related to stock options, respectively. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of basic and diluted weighted average shares outstanding for the years ended May 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands)
Basic weighted average shares outstanding	79,837	81,075	80,160
Plus: dilutive effect of stock options and other share-based awards	641	1,045	889

Diluted weighted average shares outstanding	80,478	82,120	81,049

Stock awards and options—We expense the fair value of options over the vesting period. We use the Black-Scholes valuation model to calculate the fair value of share-based awards. Please see Note 10 – Share-Based Awards and Options for further information.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard will become effective for us beginning June 2012 and we are currently evaluating the impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for us beginning in the quarter ended May 31, 2012 and we do not expect an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 amends and clarifies the acquisition date to be

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

used for reporting pro forma financial disclosures when comparative financial statements are presented. In addition, it requires a description of the nature of and amount of any material, non-recurring pro forma adjustments directly attributable to the business combination. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The standard will become effective for us beginning the quarter ended August 31, 2011 and will not have an impact on our financial position or results of operations as it only amends required disclosures.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 amends Accounting Standards Codification Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses. ASU 2010-20 was effective for us beginning with the quarter ended February 28, 2011. The impact of ASU 2010-20 on our disclosures is reflected in Financing Receivables above.

NOTE 2—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

In the years ended May 31, 2011, 2010 and 2009, we acquired the following businesses and intangible assets:

Business	Date Acquired	Percentage Ownership
Fiscal 2011
Comercia Global Payments Entidad de Pago, S.L.	December 20, 2010	51%
Various contract-based and customer related intangible assets	Various	100%

Fiscal 2010
HSBC Merchant Services LLP	June 12, 2009	49%
Auctionpay, Inc. (currently known as Greater Giving)	September 28, 2009	100%
HealthCard Systems / NationalCard Processing Systems	April 21, 2010	100%

Fiscal 2009
HSBC Merchant Services LLP	June 30, 2008	51%
Global Payments Asia-Pacific Philippines Incorporated	September 4, 2008	56%
United Card Service	April 30, 2009	100%
Discover merchant portfolio	Various	100%
Money transfer branch locations	Various	100%

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The business acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results of each acquisition are included in our consolidated statements of income from the dates of each acquisition.

Fiscal 2011

Comercia Global Payments Entidad de Pago, S.L.

On December 20, 2010, we acquired a 51% controlling financial interest in Comercia Global Payments Entidad de Pago, S.L. (“Comercia”), a newly formed company into which Caixa d’Estalvis i Pensions de Barcelona (“la Caixa”) contributed its merchant acquiring business in Spain. “la Caixa” owns the remaining 49% of Comercia. We purchased our share of Comercia for €125 million. The shareholders contributed a total of €6.4 million as initial capital to form Comercia. Our total investment in Comercia, including our 51% share of the initial capital was €128.3 million ($173.5 million as of the closing date). We manage the day-to-day operations of the corporation, control all major decisions and, accordingly, consolidate the corporation’s financial results for accounting purposes effective with the closing date. In conjunction with the acquisition, “la Caixa” agreed to a twenty-year marketing alliance agreement in which “la Caixa” will refer customers to Comercia for payment processing services in Spain and provide sponsorship into the card networks. We funded the purchase with a combination of existing cash resources in Europe and borrowings on our Corporate Credit Facility. We expensed acquisition costs of $1.0 million associated with this transaction. These costs were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. The revenues and earnings of Comercia since the date of the acquisition are not significant to our fiscal 2011 consolidated results of operations.

We formed Comercia with “la Caixa”, one of the largest retail banks in Spain, to provide merchant acquiring services to merchants in Spain. The purchase price was determined by analyzing the historical and prospective financial statements. This business acquisition is not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

The following table summarizes the purchase price allocation (in thousands):

Goodwill	$147,535
Customer-related intangible assets	96,100
Contract-based intangible assets	54,141
Working capital, net	8,476

Total assets acquired	306,252
Non-controlling interest	(132,738)

Net assets acquired	$173,514

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

On July 10, 2009, we entered into a term loan to pay down the credit facility used to purchase the remaining 49% interest in the LLP. Please see Note 6 – Long-term Debt and Lines of Credit for further information.

Greater Giving.

On September 28, 2009, we completed the acquisition of Auctionpay, Inc. (currently referred to as Greater Giving), a provider of fully integrated payment processing and software solutions for fundraising activities for $22.0 million in cash. The purpose of this acquisition was to expand our direct acquiring business into a vertical market that, to date, is still heavily dependent on cash and check as the primary means of payment. The purchase price was determined by analyzing the historical and prospective financial statements. This business acquisition was not material to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

United Card Service

On April 30, 2009, we completed the acquisition of all outstanding stock of United Card Service (“UCS”), a leading direct merchant acquirer and indirect payment processor in the Russian Federation, from United Investments. Under the terms of the agreement, we paid a total of $75.0 million in cash to acquire UCS of which $20 million remains in escrow until January 1, 2013, to satisfy any liabilities discovered post-closing that existed at the purchase date.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

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

Money Transfer Branch Locations

During 2009, we completed the second and final series of money transfer branch location acquisitions in the United States as part of an assignment and asset purchase agreement with a privately held company. The purpose of this acquisition was to increase the market presence of our DolEx-branded money transfer offering. The purchase price of these acquisitions was $0.8 million, which was primarily allocated to goodwill.

This business acquisition was not material to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

NOTE 3—DISCONTINUED OPERATIONS

On May 26, 2010, we completed the disposition of our DolEx and Europhil-branded money transfer businesses to an affiliate of Palladium Equity Partners, LLC for $85.0 million. Under the terms of the sale and purchase agreement, we received net proceeds of $60.2 million ($85.0 million less $24.8 million remaining in the business at closing to fund associated settlement obligations), subject to final working capital adjustments.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The operating results of the money transfer segment have been reported as discontinued operations as follows:

	Years Ended May 31,
	2010	2009
	(in thousands)
Revenues	$117,882	$139,218
Operating income (loss) (includes impairment charge of $147,664 in fiscal 2009)	7,724	(131,117)
Loss on disposal	(24,567)	—
Other (expense) income	(229)	275

Loss before income taxes	(17,072)	(130,842)
Income tax benefit (provision)	13,171	(1,997)

Loss from discontinued operations, net of tax	$(3,901)	$(132,839)

The 2010 loss on disposal included costs to sell of $1.5 million. The fiscal year 2010 income tax benefit included $15.7 million of tax benefits associated with the disposition. The impairment charge in fiscal year 2009 was not deductible for tax purposes. During fiscal year 2011, we reported a loss from discontinued operations, net of tax of $1.0 million. During fiscal year 2011, we paid Palladium $2.6 million in a settlement of working capital adjustments, $2.0 million of which was accrued in fiscal 2010, and recognized additional loss of $0.6 million for a total loss on disposal of $25.2 million.

NOTE 4—PROPERTY AND EQUIPMENT

As of May 31, 2011 and 2010, property and equipment consisted of the following:

	Range of Useful Lives in Years	2011	2010
		(in thousands)
Land	N/A	$2,298	$1,891
Buildings	25-30	40,426	34,344
Equipment	2-5	175,446	126,963
Software	5-10	125,248	103,429
Leasehold improvements	5-15	11,583	8,594
Furniture and fixtures	5-7	5,278	4,034
Work in progress	N/A	43,692	24,085

		403,971	303,340
Less accumulated depreciation and amortization of property and equipment		147,670	119,402

		$256,301	$183,938

Depreciation and amortization expense of property and equipment was $40.5 million, $35.9 million, and $35.4 million for fiscal 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2011 and 2010, goodwill and intangible assets consisted of the following:

	2011	2010
	(in thousands)
Goodwill	$779,637	$569,090

Other intangible assets:
Customer-related intangible assets	$457,226	$322,053
Trademarks, finite life	8,659	8,046
Contract-based intangible assets	72,681	20,087

	538,566	350,186

Less accumulated amortization on:
Customer-related intangible assets	181,372	136,333
Trademarks	4,138	2,691
Contract-based intangible assets	11,556	6,052

	197,066	145,076

	$341,500	$205,110

The following table discloses the changes in the carrying amount of goodwill for the years ended May 31, 2011 and 2010:

	North America merchant services	International merchant services	Discontinued operations	Total
	(in thousands)

Balance at May 31, 2009	$188,402	$386,318	$187,200	$761,920
Accumulated impairment losses	—	—	(136,800)	(136,800)

	188,402	386,318	50,400	625,120
Goodwill acquired	17,695	—	—	17,695
Purchase price allocation adjustments	—	(790)	—	(790)
Disposition	—	—	(49,836)	(49,836)
Effect of foreign currency translation	3,968	(26,503)	(564)	(23,099)

Balance at May 31, 2010	210,065	359,025	—	569,090
Accumulated impairment losses	—	—	—	—

	210,065	359,025	—	569,090
Goodwill acquired	—	147,535	—	147,535
Purchase price allocation adjustments	(30)	—	—	(30)
Effect of foreign currency translation	7,387	55,655	—	63,042

Balance at May 31, 2011	217,422	562,215	—	779,637
Accumulated impairment losses	—	—	—	—

	$217,422	$562,215	$—	$779,637

Customer-related intangible assets and contract-based intangible assets acquired during the year ended May 31, 2011 have weighted average amortization periods of 9.9 years and 20.0 years, respectively. Trademarks with a finite life, customer-related intangible assets and contract-based intangible assets acquired during the year ended May 31, 2010 have weighted average amortization periods of 8.0 years, 9.7 years and 4.6 years, respectively. Amortization expense of acquired intangibles was $41.7 million, $32.8 million, and $30.9 million for fiscal 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The estimated amortization expense of acquired intangibles as of May 31, 2011 for the next five fiscal years, calculated using the exchange rate at the date of acquisition, is as follows (in thousands):

2012	$49,568
2013	42,217
2014	36,307
2015	31,145
2016	26,280

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

Outstanding debt consisted of the following:

	May 31, 2011	May 31, 2010
Lines of credit:	(in thousands)
Corporate Credit Facility	$183,975	$—

Short-term lines of credit:
United Kingdom Credit Facility	108,333	—
Hong Kong Credit Facility	73,554	63,786
Canada Credit Facility	18,725	—
Malaysia Credit Facility	17,743	—
Spain Credit Facility	17,646	—
Singapore Credit Facility	17,245	—
Philippines Credit Facility	9,736	9,064
Maldives Credit Facility	3,202	2,501
Macau Credit Facility	2,372	1,454
Sri Lanka Credit Facility	2,189	2,382

	270,745	79,187

Total lines of credit	454,720	79,187
Notes Payable	14,285	10,064
Term loans	155,759	411,070

Total debt	$624,764	$500,321

Current portion	$356,547	$227,356
Long-term debt	268,217	272,965

Total debt	$624,764	$500,321

Maturity requirements on term loans and notes payable are as follows (in thousands):

2012	$356,547
2013	77,758
2014	2,725
2015	2,484
2016	185,250

Total	$624,764

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Lines of Credit

Our line of credit facilities are used to provide a source of working capital and for general corporate purposes, while the Corporate Credit Facility is additionally available to fund future strategic acquisitions. Certain of our line of credit facilities allow us to fund merchants for credit and debit card transactions prior to receipt of corresponding settlement funds from credit and debit card networks. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents. Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available borrowings under our credit facilities at May 31, 2011 were $892.7 million. Our line of credit facilities consist of the following:

•

Corporate—On December 7, 2010, we entered into a new, unsecured five-year, $600.0 million revolving credit facility, which we refer to as the Corporate Credit Facility with a syndicate of financial institutions. The multi-currency facility expires in December 2015 and has a variable interest rate based on a market short-term interest rate plus a leverage based margin. In addition, the Corporate Credit Facility allows us to expand the facility size to $750.0 million by requesting additional commitments from new or existing lenders. The Corporate Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature.

We plan to use the Corporate Credit Facility to support strategic growth initiatives and for general corporate purposes, and we used approximately $150.0 million of the new facility to pay down existing term loan debt. As of May 31, 2011, interest rates on the term loan were 1.7% and 2.1%, for United States dollar and British Pound Sterling borrowings, respectively, and the aggregate outstanding balance was $184.0 million. The Corporate Credit Facility is included in long-term debt in the accompanying consolidated balance sheets because we are not contractually obligated to make repayments in the next twelve months. In conjunction with our entry into the Corporate Credit Facility on December 7, 2010, we terminated our United States Credit Facility, which was due to expire in November 2011.

•

United Kingdom—a revolving credit facility with HSBC Bank, for up to £80.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2011 the outstanding facility balance was $108.3 million (£65.9 million) with an interest rate of 2.0%. This facility is subject to annual review.

•

Hong Kong—a revolving overdraft facility with HSBC Limited Hong Kong, for up to HKD 1.0 billion to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility is denominated in Hong Kong dollars and has a variable short term interest rate plus a margin. As of May 31, 2011 and 2010 the interest rates on the facility were 0.9% and 0.7%, respectively. This facility is subject to annual review.

•

Canada—a revolving credit facility, which we refer to as our Canada Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC. The Canada Credit Facility is a facility which consists of a line of credit of $25.0 million Canadian dollars. In addition, the Canada Credit Facility allows us to expand the size of the uncommitted facility to $50.0 million Canadian dollars and does not have a fixed term. This credit facility carries no termination date, but can be terminated by either party with advance notice. This credit facility has card association receivables and CIBC settlement related bank accounts as pledged collateral. This credit facility has a variable interest rate based on the Canadian dollar Interbank Offered Rate plus a margin. As of May 31, 2011 the outstanding facility balance was $18.7 million ($18.1 million CAD) with an interest rate of 3.3%.

•

Malaysia—a revolving overdraft facility with HSBC Bank Malaysia Berhad, for up to 90.0 million Malaysian ringgits to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable short term interest rate plus a margin. As of May 31, 2011 the interest rate on the facility was 3.7%. This facility is subject to annual review.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

•

Spain—a revolving credit facility with “la Caixa”, for up to €180.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility also allows borrowings in British Pound Sterling, Japanese Yen, and United States dollars, and has a variable short term interest rate plus a margin. As of May 31, 2011 the aggregate outstanding facility balance was $17.6 million for all currencies (€12.2 million) with a weighted interest rate of 1.2%. The term of the facility is through January 2012, at which time we intend to enter into a new agreement.

•

Singapore—a revolving overdraft facility with HSBC Banking Corporation Limited, for up to 25.0 million Singapore dollars to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable short term interest rate plus a margin. As of May 31, 2011 the interest rate on the facility was 0.9%. This facility is subject to annual review.

•

Philippines—a revolving facility with HSBC Bank, Philippines, for up to 350.0 million Pesos and $1.5 million United States dollars to fund merchants prior to receipt of corresponding settlement funds from the card associations. The facility has variable short term interest rates plus a margin. As of May 31, 2011 the interest rates on the facility was 5.0% for the Pesos tranche and 0.6% for the United States dollars tranche. As of May 31, 2010, the interest rates on the facility were 4.5% for the Pesos tranche and 0.8% for the United States dollar tranche. This facility is subject to annual review.

•

Maldives—a revolving overdraft facility with HSBC Bank, Maldives, for up to $4.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility is denominated in United States dollars and has a variable short term interest rate plus a margin. As of May 31, 2011 and 2010 the interest rates on the facility were 4.7% and 4.9%, respectively. This facility is subject to annual review.

•

Macau—a revolving overdraft facility with HSBC Asia Pacific, for 40.0 million Macau Pataca to fund merchants prior to receipt of corresponding settlement funds from the card associations. In addition, the Macau Credit Facility allows us to expand the size of the uncommitted facility to 150 million Macau Pataca. This credit facility has a variable interest rate based on the lending rate stipulated by HSBC Asia Pacific, less a margin. As of May 31, 2011 and 2010 the interest rate on the facility was 2.5%. This facility is subject to annual review.

•

Sri Lanka—a revolving overdraft facility with HSBC Bank, Sri Lanka, for 650.0 million Sri Lankan Rupees in two tranches: one to fund merchants prior to receipt of corresponding settlement funds from the card associations and the other for general corporate purposes. The facility has a variable short term interest rate plus a margin. As of May 31, 2011 the interest rate on the settlement tranche of the facility was 10.1% and the general tranche was undrawn. As of May 31, 2010 the interest rates on the settlement and general tranches of the facility were 11.4% and 12.4%, respectively. This facility is subject to annual review.

•

National Bank of Canada—a revolving credit facility for up to $80.0 million Canadian dollars and $5 million United States dollars to provide certain Canadian merchants with same day value for their Canadian and United States dollar MasterCard credit card transactions and debit card transactions. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2011 and 2010 the facility was undrawn.

Term Loans

We have a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States which we used to partially fund our HSBC Merchant Services LLP acquisition. The term loan bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of May 31, 2011 and 2010, the interest rate on the term loan was 1.26% and 1.4%, respectively. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

beginning with the quarter ended August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of May 31, 2011, the outstanding balance of the term loan was $120.0 million.

We have a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then-existing credit facility which

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

had been used to initially fund the purchase of the remaining 49% interest in the LLP. In December 2010, the entire balance of the United States dollar portion of the term loan was repaid by a borrowing on the Corporate Credit Facility, and the facility terms were amended. The term loan expires in July 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a leverage based margin. As of May 31, 2011, the interest rate on the remaining British Pound Sterling portion of the term loan was 2.1%. The term loan requires quarterly principal payments of £2.2 million beginning with the quarter ended August 31, 2009 and increasing to £3.3 million beginning with the quarter ended August 31, 2010. As of May 31, 2011, the outstanding balance of this term loan was $35.8 million (£21.7million).

Notes Payable

Our subsidiary in the Russian Federation has notes payable with a total outstanding balance of approximately $14.3 million at May 31, 2011. These notes are used to fund the purchase of ATMs and have interest rates ranging from 8.0% to 10.0% with maturity dates ranging from June 2011 through May 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of May 31, 2011.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2011 and 2010, accounts payable and accrued liabilities consisted of the following:

	2011	2010
	(in thousands)
Trade accounts payable	$20,053	$15,426
Compensation and benefits	37,033	28,346
Third party processing expenses	14,254	13,767
Commissions to third parties	49,868	38,729
Accrued fees and assessment expenses	21,468	14,237
Transition services payable to HSBC UK, HSBC Asia Pacific and Comercia	25,489	9,594
Other	73,413	53,476

	$241,578	$173,575

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES

The provisions for income taxes for the fiscal years ended May 31 include:

	2011	2010	2009
	(in thousands)
Current tax expense:
Federal	$42,034	$37,151	$64,308
State	2,597	1,561	4,758
Foreign	18,358	14,266	6,927

	62,989	52,978	75,993

Deferred tax expense:
Federal	17,849	23,240	2,381
State	(1,045)	1,933	349
Foreign	15,283	9,228	6,529

	32,087	34,401	9,260

Provision for income taxes	95,076	87,379	85,252

Tax allocated to noncontrolling interest in a taxable entity	(3,027)	(587)	(1,622)

Net income tax expense attributable to Global Payments	$92,049	$86,792	$83,630

The following presents our income from continuing operations before income taxes for the fiscal years ended May 31:

	2011	2010	2009
	(in thousands)
Income before income taxes and noncontrolling interest – U.S.	$177,345	$189,116	$204,947
Income before income taxes and noncontrolling interest – Foreign	146,862	121,273	87,322

Income from continuing operations before income taxes	$324,207	$310,389	$292,269

Our effective tax rates, as applied to income from continuing operations before income taxes for the years ended May 31, 2011, 2010, and 2009 respectively, differ from federal statutory rates as follows:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.3	0.8	1.3
Foreign income taxes	(3.8)	(3.3)	(2.4)
Foreign interest income not subject to tax	(2.7)	(1.9)	(1.7)
Tax credits and other	1.4	(1.0)	0.8

Effective tax rate attributable to Global Payments	30.2%	29.6%	33.0%

Noncontrolling interest	(0.9)	(1.4)	(3.8)

Effective tax rate	29.3%	28.2%	29.2%

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of May 31, 2011 and 2010 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 31, 2011 and 2010, principal components of deferred tax items were as follows:

	2011	2010
	(in thousands)
Deferred tax assets:
Equity compensation	$11,734	$11,956
Bad debt expense	2,612	3,038
Foreign NOL carryforward	3,050	3,754
U.S. NOL carryforward	1,945	2,826
U.S. capital loss carryforward	19,886	18,011
Basis difference—UK business	100,646	87,474
Foreign Tax Credit	13,196	—
Other Tax credits	1,731	2,685

	154,800	129,744
Less: valuation allowance	(28,629)	(22,406)

Net deferred tax asset	126,171	107,338

Deferred tax liabilities:
Accrued expenses and other	6,206	495
Foreign currency translation	37,452	32,258
Acquired intangibles	42,389	40,885
Prepaid expenses	3,330	4,354
Property and equipment	46,140	24,389

	135,517	102,381

Net deferred tax (liability) asset	(9,346)	4,957
Less: current net deferred tax asset	2,946	2,752

Net noncurrent deferred tax (liability) asset	$(12,292)	$2,205

The net deferred tax liability and asset is reflected on our consolidated balance sheets as follows:

	2011	2010
	(in thousands)
Non-current deferred income tax asset per balance sheet	$104,140	$90,470
Non-current deferred income tax liability per balance sheet	(116,432)	(88,265)

Net non-current deferred tax (liability) asset	$(12,292)	$2,205

In May 2011, we generated foreign tax credits from the repatriation of our Canadian operations which are not permanently invested. Undistributed earnings of approximately $237.3 million from certain foreign subsidiaries are permanently invested abroad and will not be repatriated to the United States in the foreseeable future. In accordance with FASB guidance, because those earnings are considered to be indefinitely reinvested, no domestic federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the fiscal year ended May 31, 2011 are summarized below (in thousands):

Valuation allowance at May 31, 2010	$(22,406)
Allowance for net operating losses of foreign subsidiaries	(422)
Allowance for U.S. capital loss carryforward	(1,876)
Allowance for foreign tax credit carryforward	(3,701)
Other	(224)

Valuation allowance at May 31, 2011	$(28,629)

Net operating loss carryforwards of foreign subsidiaries totaling $18.9 million and U.S. net operating loss carryforwards previously acquired totaling $5.4 million at May 31, 2011 will expire if not utilized between May 31, 2015 and May 31, 2029. Capital loss carryforwards of U.S. subsidiaries totaling $56.2 million will expire if not utilized by May 31, 2015. Tax credit carryforwards totaling $14.9 million at May 31, 2011 will expire if not utilized between May 31, 2015 and May 31, 2021.

Due to the June 12, 2009 acquisition of the remaining 49% interest from in HSBC Merchant Services LLP, our tax basis in the LLP exceeds our book basis and we recorded a deferred tax asset, currently valued at $100.6 million. Please see Note 2—Business and Intangible Asset Acquisitions for further information.

As of May 31, 2011 and 2010, other long-term liabilities included liabilities for unrecognized income tax benefits of $37.2 million and $20.8 million, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2011	2010	2009
	(in thousands)
Balance at the beginning of the year	$20,750	$10,313	$3,713
Additions based on tax positions related to the current year	13,608	13,106	7,258
Additions for tax positions of prior years	287	151	167
Foreign currency impact for tax positions	2,741	(796)	237
Reductions for tax positions of prior years	(56)	(2,024)	(1,062)
Settlements with taxing authorities	(133)	—	—

Balance at the end of the year	$37,197	$20,750	$10,313

As of May 31, 2011 and 2010, the total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.8 million and $1.4 million, respectively. The amount of unrecognized tax benefits that will impact income tax during the upcoming fiscal year is insignificant.

We recognize accrued interest related to unrecognized income tax benefits in interest expense and accrued penalty expense related to unrecognized tax benefits in sales, general and administrative expenses. Interest and penalties recognized in the income statement were insignificant in fiscal years 2011, 2010 and 2009.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, United Kingdom and Canada. With few exceptions, we are no longer subject to income tax examinations for years ended May 31, 2005 and prior.

NOTE 9—SHAREHOLDERS’ EQUITY

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

During the first quarter of fiscal 2011, we also used the $13.0 million remaining under the authorization from our original share repurchase program initiated during fiscal 2007 to repurchase 344,847 shares of our common stock a cost of $13.0 million, or an average of $37.64 per share, including commissions. These repurchased shares are also held as treasury stock. The remaining shares repurchased under this authorization were retired and are considered issued but not outstanding.

NOTE 10—SHARE-BASED AWARDS AND OPTIONS

As of May 31, 2011, we have four share-based employee compensation plans. For all share-based awards granted after June 1, 2006, compensation expense is recognized on a straight-line basis. The fair value of share-based awards granted prior to June 1, 2006 is amortized as compensation expense on an accelerated basis from the date of the grant.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). Effective with the adoption of the 2005 Plan, there are no future grants under the 2000 Plan. Shares available for future grant as of May 31, 2011 are 1.8 million for the 2005 Plan and 0.3 million for the Director Plan.

Certain executives are also granted Performance-Based Restricted Stock Units (“RSU”s). RSUs represent the right to earn shares of Global Payments stock if certain performance measures are achieved during the grant year. The target number of RSUs and target performance measures are set by our Compensation Committee. RSUs are converted to a stock grant only if the Company’s performance during the fiscal year exceeds pre-established goals.

The following table summarizes the share-based compensation cost charged to income for (i) all stock options granted, (ii) our employee stock purchase plan, and (iii) our restricted stock program. The total income tax benefit recognized for share-based compensation in the accompanying statements of income is also presented.

	2011	2010	2009
Share-based compensation cost	$15.9	$18.1	$14.6
Income tax benefit	$(5.5)	$(6.3)	$(5.2)

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant in 25% increments over a 4 year period. The Plans provide for accelerated vesting under certain conditions. We have historically issued new shares to satisfy the exercise of options.

The following is a summary of our stock option plans as of and for the years ended May 31, 2011 and 2010:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2009	4,293	$28	5.3	37.8
Granted	285	43
Forfeited	(179)	28
Exercised	(1,357)	23

Outstanding at May 31, 2010	3,042	31	4.9	32.7
Granted	325	38
Forfeited	(200)	36
Exercised	(714)	29

Outstanding at May 31, 2011	2,453	32	5.1	45.9

Options vested and exercisable at May 31, 2011	1,821	$31	4.0	38.5

Options vested and exercisable at May 31, 2010	2,369	$28	3.9	33.1

The aggregate intrinsic value of stock options exercised during the fiscal years 2011, 2010 and 2009 was $14.8 million, $30.1 million and $8.1 million, respectively. As of May 31, 2011, we had $5.1 million of total unrecognized compensation cost related to unvested options, which we expect to recognize over a weighted average period of 1.4 years.

The weighted average grant-date fair values of each option granted in fiscal 2011, 2010, and 2009 under each plan are as follows:

	2011	2010	2009
2005 Plan	$11	$14	$13
Director Plan	$12	$15	$13

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The fair value of each option granted during fiscal 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions used for the grants during the respective period:

	2011	2010	2009
2005 Plan:
Risk-free interest rates	1.74%	2.72%	3.15%
Expected volatility	31.96%	32.31%	28.27%
Dividend yields	0.21%	0.21%	0.19%
Expected lives	5 years	5 years	5 years

Director Plan:
Risk-free interest rates	1.31%	2.24%	2.68%
Expected volatility	31.96%	32.31%	28.17%
Dividend yields	0.21%	0.21%	0.19%
Expected lives	5 years	5 years	5 years

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

The following table summarizes the changes in non-vested restricted stock awards for the years ended May 31, 2011 and 2010 (share awards in thousands):

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at May 31, 2009	762	$42
Granted	420	42
Vested	(302)	41
Forfeited	(167)	43

Non-vested at May 31, 2010	713	42
Granted	461	38
Vested	(259)	42
Forfeited	(46)	40

Non-vested at May 31, 2011	869	40

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

The weighted average grant-date fair value of share awards granted in the year ended May 31, 2009 was $43. The total fair value of share awards vested during the years ended May 31, 2011, 2010 and 2009 was $10.8 million, $12.4 million and $6.2 million, respectively.

We recognized compensation expense for restricted stock of $12.5 million, $12.1 million, and $9.0 million in the years ended May 31, 2011, 2010 and 2009. As of May 31, 2011, there was $24.2 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of May 31, 2011, 0.9 million shares had been issued under this plan, with 1.5 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan was $6, $7 and $6 in the years ended May 31, 2011, 2010 and 2009, respectively. These values represent the fair value of the 15% discount.

NOTE 11—NONCONTROLLING INTERESTS

Effective June 1, 2010, we adopted the FASB guidance on noncontrolling interests. The following table details the components of redeemable noncontrolling interests for the fiscal years ended 2011 and 2010:

	2011	2010
	(in thousands)
Beginning balance	$102,672	$399,377
Acquisition of redeemable noncontrolling interest	—	(307,675)
Net income attributable to redeemable noncontrolling interests	9,592	7,763
Distributions to redeemable noncontrolling interest	—	(11,896)
Foreign currency translation adjustments	(10,826)	—
Increase in fair value of redeemable noncontrolling interests	32,420	15,103

Ending balance	$133,858	$102,672

For the fiscal years ended 2011, 2010 and 2009, net income included in the consolidated statements of changes in shareholders’ equity is reconciled to net income presented in the consolidated statements of income as follows:

	2011	2010	2009
	(in thousands)
Net income attributable to Global Payments	$209,238	$203,317	$37,217
Net income attributable to nonredeemable noncontrolling interests	9,326	8,029	7,471

Subtotal	218,564	211,346	44,688
Net income attributable to redeemable noncontrolling interest	9,592	7,763	29,490

Net income including noncontrolling interest	$228,156	$219,109	$74,178

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 12—SEGMENT INFORMATION

General information

We operate in two reportable segments, defined as North America Merchant Services and International Merchant Services. Beginning with the three months ended November 30, 2009, our former Money Transfer segment has been reported as discontinued operations. The following tables reflect our segments included in continuing operations. The merchant services segments primarily offer processing solutions for credit cards, debit cards, and check-related services.

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

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the years ended May 31, 2011, 2010, and 2009:

	2011	2010	2009
	(in thousands)
Revenues:
United States	$1,031,997	$902,844	$805,557
Canada	330,872	317,272	301,294

North America merchant services	1,362,869	1,220,116	1,106,851

Europe	359,567	315,023	265,121
Asia-Pacific	137,366	107,329	90,334

International merchant services	496,933	422,352	355,455

Consolidated revenues	$1,859,802	$1,642,468	$1,462,306

Operating income for segments:
North America merchant services	$268,233	$275,386	$272,972
International merchant services	143,911	113,699	82,763
Corporate	(80,550)	(65,806)	(63,189)

Consolidated operating income	$331,594	$323,279	$292,546

Depreciation and amortization:
North American merchant services	$32,605	$26,221	$23,443
International merchant services	48,104	40,564	38,074
Discontinued operations	—	1,363	4,263
Corporate	1,528	519	508

Consolidated depreciation and amortization	$82,237	$68,667	$66,288

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

Our results of operations and our financial condition are not significantly reliant upon any single customer.

The following is a breakdown of long-lived assets by geographic regions as of May 31, 2011 and 2010:

	2011	2010
	(in thousands)
United States	$291,301	$263,385
Canada	181,837	165,862
Europe	812,936	447,683
Asia-Pacific	91,364	81,208
Latin America	—	—

	$1,377,438	$958,138

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases

We conduct a major part of our operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for fiscal 2011, 2010 and 2009 was $14.0 million, $32.8 million, and $30.2 million, respectively.

Future minimum lease payments for all noncancelable leases at May 31, 2011 were as follows (in thousands):

Operating Leases
2012	$7,802
2013	5,850
2014	8,351
2015	6,435
2016	5,531
Thereafter	26,758

Total future minimum lease payments	$60,727

Legal

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse impact on our financial position, liquidity or results of operations.

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

As of May 31, 2011 and 2010 we did not have a liability for operating tax items based on management’s best estimate given our history with similar matters and interpretations of current laws and regulations.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Number for Visa transactions and Interbank Card Association number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2011.

Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business channel. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”). HSBC Asia Pacific may exercise the Put Option on the fifth anniversary of the closing of the acquisition (July 24, 2011) and on each anniversary thereafter. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. HSBC Asia Pacific did not exercise the Put Option as of July 24, 2011. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $133.9 million as of May 31, 2011, $45.6 million of which was puttable to us on July 24, 2011. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of May 31, 2011 on our consolidated balance sheet.

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

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$44,254	$72,649	$87,591
Interest paid	$15,537	$12,728	$10,425

Accrued liability for repurchase of common stock	—	$1,920	—
Financing receivables:
Investment in equipment for financing leases	$(54)	$(1,932)	—
Principal collections from customers – financing leases	2,116	1,753	—

Net decrease (increase) in financing receivables	$2,062	$(179)	—

NOTE 15—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended May 31, 2011 and 2010 (in thousands, except per share data) are as follows:

	Quarter Ended
	August 31	November 30	February 28	May 31
2011:
Revenues	$440,138	$443,526	$456,382	$519,754
Operating income	82,107	83,143	78,199	88,143
Income from continuing operations, net of tax	53,822	58,370	54,553	62,384
Loss from discontinued operations, net of tax	(28)	(487)	(430)	(29)
Net income attributable to Global Payments	49,368	53,505	47,789	58,576
Basic earnings per share	0.62	0.67	0.60	0.73
Diluted earnings per share	0.61	0.67	0.59	0.72

2010:
Revenues	$409,932	$408,951	$398,535	$425,050
Operating income	89,243	88,702	73,849	71,485
Income from continuing operations, net of tax	60,256	61,314	50,729	50,711
Income (loss) from discontinued operations, net of tax	2,188	4,868	722	(11,679)
Net income attributable to Global Payments	57,831	62,835	48,461	34,190
Basic earnings per share	0.72	0.77	0.60	0.42
Diluted earnings per share	0.71	0.76	0.59	0.42

GLOBAL PAYMENTS INC.

SCHEDULE II

Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Balances	Uncollectible Accounts Write-Off	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts
May 31, 2009	$489	$1,292	—	$1,228	$553
May 31, 2010	553	1,688	—	1,972	269
May 31, 2011	269	848	—	645	472
Reserve for operating losses—Merchant card processing (1)
May 31, 2009	$3,375	$7,081	—	$6,949	$3,507
May 31, 2010	3,507	9,593	—	7,290	5,810
May 31, 2011	5,810	6,010	—	8,718	3,102
Reserve for sales allowances—Merchant card processing (1)
May 31, 2009	$489	$5,041	—	$3,998	$1,532
May 31, 2010	1,532	5,542	—	6,203	871
May 31, 2011	871	8,888	—	6,484	3,275
Reserve for operating losses—Check guarantee processing
May 31, 2009	$6,065	$17,948	—	$19,987	$4,026
May 31, 2010	4,026	14,932	—	14,750	4,208
May 31, 2011	4,208	14,175	—	14,513	3,870

(1)	Included in settlement processing obligations

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2011, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of May 31, 2011, management believes that the Company’s internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.

In connection with management’s evaluation, our management team excluded from its assessment of the effectiveness of our internal control over financial reporting as of May 31, 2011 the internal controls relating to a subsidiary that we acquired during the year ended May 31, 2011 and for which financial results are included in our consolidated financial statements. On December 20, 2010, we acquired a 51% majority interest in Comercia Global Payments Entidad de Pago, S.L. (“Comercia”), a newly formed company into which Caixa d’Estalvis i Pensions de Barcelona (“la Caixa”) contributed its merchant acquiring business in Spain. We own 51% of Comercia and “la Caixa” owns the remaining 49%. The Comercia acquisition represented 2% of our consolidated fiscal 2011 revenues and 11% of total assets at May 31, 2011. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting in the year of acquisition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors and our corporate governance contained under the headings “Certain Information Concerning the Nominees and Directors,” “Other Information About the Board and its Committees” and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be delivered in connection with our 2011 Annual Meeting of Shareholders to be held on September 27, 2011.

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

Name	Age	Current Position (s)	Position with Global Payments and Other Principal Business Affiliations
Paul R. Garcia	59	Chairman of the Board of Directors and Chief Executive Officer	Chairman of the Board of Directors (since October 2002); Chief Executive Officer of Global Payments (since February 2001); Chief Executive Officer of NDC eCommerce (July 1999 – January 2001); President and Chief Executive Officer of Productivity Point International (March 1997 – September 1998); Group President of First Data Card Services (1995–1997); Chief Executive Officer of National Bancard Corporation (NaBANCO) (1989–1995).

Jeffrey S. Sloan	44	President

President, Global Payments Inc. (since June 2010); Partner, Goldman Sachs Group, Inc. (December 2004 – May 2010) ; Managing Director, Goldman Sachs Group, Inc. (December 2001 – November 2004); Vice President, Goldman Sachs Group, Inc.

(September 1998 – November 2001).

David E. Mangum	45	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer (since November 2008) of Global Payments; Executive Vice President of Fiserv Corp., which acquired CheckFree Corporation in December 2007, (December 2007 – August 2008); Executive Vice President and Chief Financial Officer of CheckFree Corporation (July 2000 to December 2007); Senior Vice President, Finance and Accounting of CheckFree Corporation (September 1999 – May 2000); Vice President, Finance and Administration, Managed Systems Division for Sterling Commerce, Inc. (July 1998 – September 1999)

Joseph C. Hyde	37	President - International	President - International (since November 2008); Executive Vice President and Chief Financial Officer (October 2005 – November 2008) of Global Payments; Senior Vice President of Finance of Global Payments (December 2001 – October 2005); Vice President of Finance of Global Payments (February 2001-December 2001); Vice President of Finance of NDC eCommerce (June 2000 – January 2001); Associate, Alvarez & Marsal (1998–2000); Analyst, The Blackstone Group (1996 –1998).

Name	Age	Current Position (s)	Position with Global Payments and Other Principal Business Affiliations
Daniel C. O’Keefe	45	Senior Vice President and Chief Accounting Officer	Senior Vice President and Chief Accounting Officer (since August 2008); Vice President of Accounting Policy and External Reporting of Global Payments (April 2008 – August 2008); Chief Accounting Officer of Ocwen Financial Corporation (November 2006 – April 2008); Vice President, Business Management of RBS Lynk (February 2005 – October 2006); Assistant Controller of Beazer Homes, USA Inc. (November 2002 – November 2005)

Morgan M. Schuessler	41	Executive Vice President and Chief Administrative Officer	Executive Vice President and Chief Administrative Officer (since November 2008); Executive Vice President, Human Resources and Corporate Communications of Global Payments (June 2007 – November 2008); Senior Vice President, Human Resources and Corporate Communications of Global Payments (June 2006 – June 2007); Senior Vice President, Marketing and Corporate Communications of Global Payments (October 2005 – June 2006); Vice President, Global Purchasing Solutions of American Express Company (February 2002 – February 2005).

Suellyn P. Tornay	50	Executive Vice President and General Counsel	Executive Vice President (since June 2004) and General Counsel for Global Payments Inc. (since February 2001); Interim General Counsel for NDCHealth (1999–2001); Group General Counsel, eCommerce Division of NDCHealth (1996–1999); Senior Attorney, eCommerce Division of NDCHealth (1987–1995); Associate, Powell, Goldstein, Frazer, & Murphy (1985–1987).

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

ITEM 11—EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation contained under the headings “Other Information about the Board and its Committees,” “Compensation and Other Benefits” and “Report of the Compensation Committee” from our proxy statement to be delivered in connection with our 2011 Annual Meeting of Shareholders to be held on September 27, 2011.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings “Common Stock Ownership of Management” and “Common Stock Ownership by Certain Other Persons” from our proxy statement to be delivered in connection with our 2011 Annual Meeting of Shareholders to be held on September 27, 2011.

We have four compensation plans under which our equity securities are authorized for issuance. The Global Payments Inc. Amended and Restated 2000 Long-Term Incentive Plan, Global Payments Inc. Amended and Restated 2005 Incentive Plan, the Non-Employee Director Stock Option Plan, and Employee Stock Purchase Plan have been approved by security holders. The information in the table below is as of May 31, 2011. For more information on these plans, see Note 11 to notes to consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	2,470,456	$33.00	3,631,902	(1)
Equity compensation plans not approved by security holders:	—	—	—

Total	2,470,456	$33.00	3,631,902	(1)

(1)	Also includes shares of common stock available for issuance other than upon the exercise of an option, warrant or right under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated, the Global Payments Inc. Amended and Restated 2005 Incentive Plan and an Amended and Restated 2000 Non-Employee Director Stock Option Plan.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates and the independence of our Board of Directors contained under the headings “Certain Relationships and Related Transactions” and “Other Information about the Board and its Committees — Director Independence” from our proxy statement to be delivered in connection with our 2011 Annual Meeting of Shareholders to be held on September 27, 2011.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading “Auditor Information” from our proxy statement to be delivered in connection with our 2011 Annual Meeting of Shareholders to be held on September 27, 2011.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.    Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8-Financial Statements and Supplementary Data” of this report:

(a) 2.    Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts	91

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

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2	Fourth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2003, File No. 001-16111, and incorporated herein by reference.

4.1	Shareholder Protection Rights Agreement dated January 26, 2001 between Global Payments Inc. and SunTrust Bank, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 1, 2001, File No. 001-16111, and incorporated herein by reference.

4.2	Form of certificate representing Global Payments Inc. common stock as amended, filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.1*	Employment Agreement for Paul R. Garcia, as amended, filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.2*	Amendment to Employment Agreement for Paul R. Garcia, filed as Exhibit 10.3 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference

10.3*	Employment Agreement for James G. Kelly, filed as Exhibit 99.1 to the Registrant’s Form 8-K/A dated June 2, 2006, File No. 001-16111, and incorporated herein by reference.

10.4*	Amendment to Employment Agreement for James G. Kelly, filed as Exhibit 10.4 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.5*	Amendment to Employment Agreement for James G. Kelly, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated April 21, 2010, File No. 001-16111, and incorporated herein by reference.

10.6*	Amended and Restated Employment Agreement for Joseph C. Hyde dated November 3, 2008, filed as Exhibit 10.6 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.7*	Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111, and incorporated herein by reference.

10.8*	Amendment to Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.5 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.9*	Amended and Restated 2000 Long-Term Incentive Plan, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated May 31, 2003, File No. 001-16111, and incorporated herein by reference.

10.10*	First Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated March 28, 2007, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.11*	Second Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated December 15, 2008 filed as Exhibit 10.1 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.12*	Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.13*	Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007 filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.14*	Form of Global Payments Inc. Supplemental Executive Retirement Plan as amended, filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.15*	Third Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated December 31, 2008 filed as Exhibit 10.2 to the Registrant’s Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.16*	Form of Performance Unit Award (U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.17*	Form of Performance Unit Award (Non-U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.18*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.19*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (Hong Kong employees) filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.20*	Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (certain Asia-Pacific employees) filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.21*	Form of Restricted Stock Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.22*	Form of Stock-Settled Restricted Stock Unit Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.23	Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, dated November 19, 2004, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2004, File No. 001-16111 and incorporated herein by reference.

10.24	Amendment No. 1 dated November 18, 2005, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 18, 2005, File No. 001-16111 and incorporated herein by reference.

10.25	Amendment No. 2 dated November 16, 2006, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated November 17, 2006, File No. 001-16111 and incorporated herein by reference.

10.26	Amendment No. 3 dated July 21, 2009, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.27	Asset Purchase Agreement with HSBC Bank plc dated June 17, 2008 filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated May 31, 2008, File No. 001-16111, and incorporated herein by reference.

10.28	First Amendment to Asset Purchase Agreement with HSBC Bank plc, dated June 12, 2009 filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.29	Term Loan Credit Agreement dated as of June 23, 2008, among Global Payments Inc., JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., Regions Bank and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Term Loan Credit Agreement dated as of June 23, 2008, File No. 001-16111 and incorporated herein by reference.

10.30	First Amended and Restated Marking Alliance Agreement with HSBC Bank plc, dated June 12, 2009 filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.31	Term Loan Credit Agreement dated as of July 10,2009, among Bank of America, N.A., Banc of America Securities LLC, Compass Bank, Toronto Dominion (New York) LLC, Bank of Tokyo-Mitsubishi UFJ Trust Company, SunTrust Bank, and U.S. Bank, N/A., and lenders named therein, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Term Loan Credit Agreement dated as of June 23, 2008, File No. 001-16111 and incorporated herein by reference.

10.32	Instrument of Transfer with HSBC Bank plc dated June 12, 2009 filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.33*	Stock Purchase Agreement dated as of November 18, 2009 filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 8-K dated November 18, 2009, File No. 001-16111, and incorporated herein by reference.

10.34*	Amended and Restated Employee Stock Purchase Plan dated June 3, 2010, and incorporated herein by reference.

10.35*	Key Position Agreement for Paul R. Garcia, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated January 6, 2010, File No. 001-16111, and incorporated herein by reference.

10.36*	Employment Agreement for Morgan Schuessler, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.37*	Amendment to Employment Agreement for Morgan Schuessler (Section 409A of the Internal Revenue Code), filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.38*	Second Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.39*	Third Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.40*	Form of Global Payments Inc. 2010 Non-Employee Director Compensation Plan (Director Subplan), filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated August 31, 2010, File No. 001-16111, and incorporated herein by reference.

10.41	Revolving Credit Agreement dated as of Credit Agreement dated, among Global Payments Inc. and a syndicate of financial institutions, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Credit Agreement dated as Credit Agreement dated, File No. 001-16111 and incorporated herein by reference.

14	Code of Ethics for Senior Financial Officers, filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111 and incorporated herein by reference.

18	Preferability Letter from Independent Registered Public Accounting Firm filed as Exhibit 18 to the Registrant’s Quarterly Report on Form 10-Q dated February 28, 2006, File No. 001-16111 and incorporated herein by reference.

21**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2**	Rule 13a-14(a)/15d-14(a) Certification of CFO

32**	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended May 31, 2011, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to the Consolidated Financial Statements.

*	Compensatory management agreement
**	Filed with this report

(b)	Exhibits

See the “Index to Exhibits” on page 96.

(c)	Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2011.

GLOBAL PAYMENTS INC.

By:	/s/ PAUL R. GARCIA
Paul R. Garcia
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID E. MANGUM
David E. Mangum
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DANIEL C. O’KEEFE
Daniel C. O’Keefe
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by Registrantthe following persons on behalf of Global Payments Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL R. GARCIA	Chairman of the Board	July 25, 2011
Paul R. Garcia

/S/ WILLIAM I JACOBS	Lead Director	July 25, 2011
William I Jacobs

/S/ EDWIN H. BURBA, JR.	Director	July 25, 2011
Edwin H. Burba, Jr.

/S/ ALEX W. (PETE) HART	Director	July 25, 2011
Alex W. (Pete) Hart

/S/ RAYMOND L. KILLIAN	Director	July 25, 2011
Raymond L. Killian

/S/ RUTH ANN MARSHALL Ruth Ann Marshall	Director	July 25, 2011

/S/ ALAN M. SILBERSTEIN	Director	July 25, 2011
Alan M. Silberstein

/S/ MICHAEL W. TRAPP	Director	July 25, 2011
Michael W. Trapp

/S/ GERALD J. WILKINS Gerald J. Wilkins	Director	July 25, 2011

GLOBAL PAYMENTS INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.