Form 10-Q
period 2011-08-31
GLOBAL PAYMENTS INC
filed 2011-10-11
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011

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
Yes ☐   No ☒
The number of shares of the issuer’s common stock, no par value outstanding as of September 30, 2011 was 78,315,770.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended August 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended August 31,
	2011	2010
Revenues	$542,771	$440,138
Operating expenses:
Cost of service	191,536	151,041
Sales, general and administrative	242,625	206,990
	434,161	358,031
Operating income	108,610	82,107
Other income (expense):
Interest and other income	2,501	1,537
Interest and other expense	(4,087)	(4,841)
	(1,586)	(3,304)
Income from continuing operations before income taxes	107,024	78,803
Provision for income taxes	(34,943)	(24,981)
Income from continuing operations	72,081	53,822
Loss from discontinued operations, net of tax	—	(28)
Net income including noncontrolling interests	72,081	53,794
Less: Net income attributable to noncontrolling interests, net of income tax provision of $1,858 and $295, respectively	(8,107)	(4,426)
Net income attributable to Global Payments	$63,974	$49,368
Amounts attributable to Global Payments:
Income from continuing operations	$63,974	$49,396
Loss from discontinued operations, net of tax	—	(28)
Net income attributable to Global Payments	$63,974	$49,368
Basic earnings per share attributable to Global Payments:
Income from continuing operations	$0.80	0.62
Loss from discontinued operations	—	—
Net income attributable to Global Payments	$0.80	$0.62
Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$0.79	0.61
Loss from discontinued operations	—	—
Net income attributable to Global Payments	$0.79	$0.61
Dividends per share	$0.02	0.02
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	August 31, 2011	May 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$723,952	$1,354,285
Accounts receivable, net of allowances for doubtful accounts of $422 and $472, respectively	177,352	166,540
Claims receivable, net of allowances for losses of $4,847 and $3,870, respectively	1,099	914
Settlement processing assets	288,684	280,359
Inventory	10,454	7,640
Deferred income taxes	2,935	2,946
Prepaid expenses and other current assets	33,103	35,291
Total current assets	1,237,579	1,847,975
Goodwill	775,505	779,637
Other intangible assets, net of accumulated amortization of $208,672 and $197,066, respectively	326,994	341,500
Property and equipment, net of accumulated depreciation of $159,188 and $147,670, respectively	255,664	256,301
Deferred income taxes	99,013	104,140
Other	20,403	20,978
Total assets	$2,715,158	$3,350,531
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$311,072	$270,745
Current portion of long-term debt	93,904	85,802
Accounts payable and accrued liabilities	217,978	241,578
Settlement processing obligations	162,116	838,565
Income taxes payable	17,317	7,674
Total current liabilities	802,387	1,444,364
Long-term debt	285,766	268,217
Deferred income taxes	122,133	116,432
Other long-term liabilities	52,701	49,843
Total liabilities	1,262,987	1,878,856
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	138,437	133,858
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 78,749,753 and 80,334,781 issued and outstanding at August 31, 2011 and May 31, 2011, respectively (see Note 1)	—	—
Paid-in capital (see Note 1)	350,493	419,591
Retained earnings (see Note 1)	736,868	685,624
Accumulated other comprehensive income	70,350	79,320
Total Global Payments shareholders’ equity	1,157,711	1,184,535
Noncontrolling interest	156,023	153,282
Total equity	1,313,734	1,337,817
Total liabilities and equity	$2,715,158	$3,350,531
See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended August 31,
	2011	2010
Cash flows from operating activities:
Net income including noncontrolling interests	$72,081	$53,794
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	11,573	9,030
Amortization of acquired intangibles	12,643	7,674
Provision for operating losses and bad debts	6,812	5,246
Share-based compensation expense	3,978	3,492
Deferred income taxes	7,831	3,518
Other, net	441	(676)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(10,812)	(18,960)
Claims receivable	(4,591)	(4,390)
Settlement processing assets and obligations, net	(687,180)	(190,129)
Inventory	(2,861)	3,096
Prepaid expenses and other assets	2,153	(2,796)
Accounts payable and other accrued liabilities	(27,589)	11,353
Income taxes payable	9,643	15,371
Net cash used in operating activities	(605,878)	(104,377)
Cash flows from investing activities:
Business and intangible asset acquisitions, net of cash acquired	—	(2,489)
Capital expenditures	(12,151)	(24,785)
Net decrease in financing receivables	583	454
Net cash used in investing activities	(11,568)	(26,820)
Cash flows from financing activities:
Net borrowings on lines of credit	40,327	4,948
Proceeds from issuance of long-term debt	71,029	1,661
Principal payments under long-term debt	(44,295)	(49,467)
Proceeds from stock issued under employee stock plans, net	(2,836)	(474)
Repurchase of common stock	(73,222)	(14,900)
Tax benefit from employee share-based compensation	1,420	118
Distributions to noncontrolling interest	(2,471)	(2,075)
Dividends paid	(1,613)	(1,586)
Net cash used in financing activities	(11,661)	(61,775)
Effect of exchange rate changes on cash	(1,226)	1,239
Decrease in cash and cash equivalents	(630,333)	(191,733)
Cash and cash equivalents, beginning of the period	1,354,285	769,946
Cash and cash equivalents, end of the period	$723,952	$578,213
See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2011, as previously reported	80,335	$502,993	$(112,980)	$715,202	$82,159	$(2,839)	$1,184,535	$153,282	$1,337,817
Retrospective adjustment for the correction of an error (see Note 1)		(112,980)	112,980	—	—	—	—	—	—
Retrospective adjustment for the change in accounting method for the retirement of repurchased shares (see Note 1)		29,578	—	(29,578)	—	—	—	—	—
Balance at May 31, 2011, as adjusted		419,591	—	685,624	82,159	(2,839)	1,184,535	153,282	1,337,817
Comprehensive income:
Net income including noncontrolling interests				63,974			63,974	5,502	69,476
Foreign currency translation adjustment, net of tax of $(1,182)					(8,970)		(8,970)	(290)	(9,260)
Total comprehensive income							55,004	5,212	60,216
Stock issued under employee stock plans, net	269	(3,245)					(3,245)		(3,245)
Tax benefit from employee share-based compensation, net		1,420					1,420		1,420
Share-based compensation expense		3,978					3,978		3,978
Distributions to noncontrolling interest							—	(2,471)	(2,471)
Redeemable noncontrolling interest valuation adjustment				(1,842)			(1,842)		(1,842)
Repurchase of common stock	(1,854)	(71,251)		(9,275)			(80,526)		(80,526)
Dividends paid ($0.02 per share)				(1,613)			(1,613)		(1,613)
Balance at August 31, 2011	78,750	$350,493	$—	$736,868	$73,189	$(2,839)	$1,157,711	$156,023	$1,313,734

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Loss
	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2010, as previously reported	79,646	$460,747	(100,000)	$544,772	$(41,306)	$(2,949)	$861,264	$10,253	$871,517
Retrospective adjustment for the correction of an error (see Note 1)		(100,000)	100,000	—	—	—	—	—	—
Retrospective adjustment for the change in accounting method for the retirement of repurchased shares (see Note 1)		29,578	—	(29,578)	—	—	—	—	—
Balance at May 31, 2010, as adjusted		390,325	—	515,194	(41,306)	(2,949)	861,264	10,253	871,517
Comprehensive income:
Net income including noncontrolling interests				49,368			49,368	2,059	51,427
Foreign currency translation adjustment, net of tax of $2,705					23,842		23,842		23,842
Total comprehensive income							73,210	2,059	75,269
Stock issued under employee stock plans, net	385	(474)					(474)		(474)
Tax benefit deficiency from employee share-based compensation, net		(891)					(891)		(891)
Share-based compensation expense		3,492					3,492		3,492
Distributions to noncontrolling interest								(2,075)	(2,075)
Redeemable noncontrolling interests valuation adjustment				(115)			(115)		(115)
Repurchase of common stock	(345)	(12,980)					(12,980)		(12,980)
Dividends paid ($0.02 per share)				(1,586)			(1,586)		(1,586)
Balance at August 31, 2010	79,686	$379,472	—	$562,861	$(17,464)	$(2,949)	$921,920	$10,237	$932,157

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

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries and all intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made.  These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities.  We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2011.

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

Correction of an error and change in accounting principle— During the quarter ended August 31, 2011 we determined that our presentation of repurchased shares as a separate component of shareholders' equity ("Treasury stock") in previously issued financial statements was at variance with Georgia incorporation law. As such, our shares repurchased during fiscal year 2010 and the first quarter of fiscal 2011 should have been accounted for as constructively retired, and the cost of repurchased shares should have been charged to paid-in capital in accordance with our accounting policy at that time. As a result of this error, our previously reported balances of treasury stock and paid-in capital as of May 31, 2011 and 2010 were misstated. To correct this error we have restated our May 31, 2011 treasury stock and paid-in capital balances. This adjustment is reflected in our consolidated statements of changes in equity by eliminating treasury stock and reclassifying this balance to paid-in capital. The May 31, 2011 treasury stock balance of $113.0 million has been reclassified to reduce paid-in capital by $113.0 million. The May 31, 2010 treasury stock balance of $100.0 million has been reclassified to reduce paid-in capital by $100.0 million. The effect of these misstatements was limited to treasury stock and paid-in capital.

Effective June 1, 2011, we elected to change our method of accounting for the retirement of repurchased shares. We previously accounted for the retirement of repurchased shares by charging the entire cost to paid-in capital. Our new method of accounting allocates the cost of repurchased and retired shares between paid-in capital and retained earnings. We believe that this method is preferable because it more accurately reflects our paid-in capital balances by allocating the cost of the shares repurchased and retired to paid-in capital in proportion to paid-in capital associated with the original issuance of said shares. We reflected the application of this new accounting method retrospectively by adjusting prior periods. This change is limited to an increase to the beginning balance of paid-in capital and a decrease to beginning balance of retained earnings of $29.6 million at May 31, 2011 and 2010 and is reflected in our consolidated balance sheets and statements of changes in equity.

Revenue recognition— Our two merchant services segments primarily include processing solutions for credit cards, debit cards, and check-related services. Revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. The majority of our business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of Independent Sales Organizations (ISOs) that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. The majority of credit cards and signature debit cards, which are only a U.S. based card type, are based on a percentage of transaction value along with other related fees, while PIN debt cards are typically a fee per transaction.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of August 31, 2011 and May 31, 2011, our cash and cash equivalents included $284.7 million and $271.4 million, respectively, related to Merchant Reserves.

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

A summary of these amounts as of August 31, 2011 and May 31, 2011 is as follows:

	August 31, 2011	May 31, 2011
Settlement processing assets:	(in thousands)
Interchange reimbursement	$67,736	$72,022
Receivable from Members	171,073	142,117
Receivable from networks	120,472	124,980
Exception items	4,904	4,456
Merchant Reserves	(75,501)	(63,216)
Total	$288,684	$280,359
	.
Settlement processing obligations:
Interchange reimbursement	$216,731	$212,069
Liability to Members	(37,277)	(718,650)
Liability to merchants	(138,975)	(129,806)
Exception items	10,518	12,394
Merchant Reserves	(209,159)	(208,195)
Fair value of guarantees of customer chargebacks	(3,649)	(3,102)
Reserves for sales allowances	(305)	(3,275)
Total	$(162,116)	$(838,565)

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

As of August 31, 2011 and May 31, 2011, $3.6 million and $3.1 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying unaudited consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended August 31, 2011 and 2010, we recorded such expenses in the amounts of $2.4 million and $0.9 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of August 31, 2011 and May 31, 2011, we have a check guarantee loss reserve of $4.8 million and $3.9 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. For the three months ended August 31, 2011 and 2010, we recorded expenses of $4.4 million and $4.1 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

We placed into service $54.9 million of hardware and software associated with our next generation technology processing platform, referred to as G2. This platform is planned to be a new front-end operating environment for our merchant processing and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the three months ended August 31, 2011 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform.

Goodwill and other intangible assets— We completed our most recent annual goodwill impairment test as of January 1, 2011 and determined that the fair value of each of our reporting units is substantially in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-lived intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values or discounted cash flows analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at August 31, 2011 and May 31, 2011.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our effective tax rates were 32.7% and 31.7% for the three months ended August 31, 2011 and 2010, respectively. The effective tax rates for the three months ended August 31, 2011 and 2010 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% and 1%, respectively. Please see Note 5 – Income Tax for further information.

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. At August 31, 2011, the carrying amount of our term loans approximates fair value. Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 10.0% and maturity dates ranging from September 2011 through August 2016. At August 31, 2011, we believe the carrying amount of these notes approximates fair value. Please see Note 4 – Long-Term Debt and Credit Facilities for further information.

Financing receivables— Our subsidiary in the Russian Federation purchases Automated Teller Machines (ATMs) and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $17.5 million and $18.9 million of financing receivables included in our August 31, 2011 and May 31, 2011 consolidated balance sheets, respectively.

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

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency.  Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period.  For the three months ended August 31, 2011 and 2010, our transaction gains and losses were insignificant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended August 31, 2011 and 2010 excludes shares of 0.2 million and 1.0 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three months ended August 31, 2011 and 2010 (in thousands):

	Three Months Ended August 31,
	2011	2010

Basic weighted average shares outstanding	80,076	79,597
Plus: dilutive effect of stock options and other share-based awards	755	742
Diluted weighted average shares outstanding	80,831	80,339

New accounting pronouncements— From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"). The amendments in ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact of ASU 2011-08 on our goodwill impairment testing process.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). In accordance with ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard will become effective for us beginning June 2012. We are currently evaluating the options provided in the standard for reporting comprehensive income.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for us beginning in the quarter ended May 31, 2012. We do not expect an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 amends and clarifies the acquisition date to be used for reporting pro forma financial disclosures when comparative financial statements are presented. In addition, it requires a description of the nature of and amount of any material, non-recurring pro forma adjustments directly attributable to the business combination. ASU 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The standard did not have an impact on our financial position or results of operations as it only amends required disclosures.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  ASU 2010-28 became effective for us on June 1, 2011 and did not have an impact on our financial position or results of operations because none of our reporting units have zero or negative carrying amounts.

NOTE 2—BUSINESS ACQUISITIONS

Fiscal 2011

Comercia Global Payments Entidad de Pago, S.L.

On December 20, 2010, we acquired a 51% controlling financial interest in Comercia Global Payments Entidad de Pago, S.L. (“Comercia”), a newly formed company into which Caixa d’Estalvis i Pensions de Barcelona (“la Caixa”) contributed its merchant acquiring business in Spain. “la Caixa” owns the remaining 49% of Comercia. We purchased our share of Comercia for €125 million. The shareholders contributed a total of €6.4 million as initial capital to form Comercia. Our total investment in Comercia, including our 51% share of the initial capital was €128.3 million ($173.5 million as of the closing date). We manage the day-to-day operations of the corporation, control all major decisions and, accordingly, consolidate the corporation’s financial results for accounting purposes effective with the closing date. In conjunction with the acquisition, “la Caixa” agreed to a twenty year marketing alliance agreement in which “la Caixa” will refer customers to Comercia for payment processing services in Spain and provide sponsorship into the card networks. We funded the purchase with a combination of existing cash resources in Europe and borrowings on our Corporate Credit Facility. During fiscal 2011, we expensed acquisition costs of $1.0 million associated with this transaction. These costs were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. The revenues and earnings of Comercia since the date of acquisition were not significant to our fiscal 2011 consolidated results of operations.

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

Other

During fiscal year 2011, we acquired contract-based and customer related intangible assets in our United States merchant services channel for $3.5 million. These intangible assets are being amortized on a straight-line basis over their estimated useful lives of 5 to 7 years.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

As of August 31, 2011 and May 31, 2011, goodwill and intangible assets consisted of the following:

	August 31, 2011	May 31, 2011
	(in thousands)
Goodwill	$775,505	$779,637
Other intangible assets:
Customer-related intangible assets	$454,681	$457,226
Trademarks, finite life	8,537	8,659
Contract-based intangible assets	72,448	72,681
	535,666	538,566
Less accumulated amortization on:
Customer-related intangible assets	191,397	181,372
Trademarks	4,392	4,138
Contract-based intangible assets	12,883	11,556
	208,672	197,066
	$326,994	$341,500

The following table discloses the changes in the carrying amount of goodwill for the three months ended August 31, 2011 (in thousands):

	North America merchant services	International merchant services	Total
	(in thousands)
Balance at May 31, 2011	$217,422	$562,215	$779,637
Accumulated impairment losses	—	—	—
	217,422	562,215	779,637

Goodwill acquired	—	—	—
Effect of foreign currency translation	(948)	(3,184)	(4,132)
Balance at August 31, 2011	$216,474	$559,031	$775,505

NOTE 4—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	August 31, 2011	May 31, 2011
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$230,500	$183,975
Short-term lines of credit:
United Kingdom Credit Facility	121,786	108,333
Hong Kong Credit Facility	70,898	73,554
Canada Credit Facility	13,772	18,725
Malaysia Credit Facility	21,223	17,743
Spain Credit Facility	44,294	17,646
Singapore Credit Facility	21,332	17,245
Philippines Credit Facility	9,927	9,736
Maldives Credit Facility	3,461	3,202
Macau Credit Facility	2,134	2,372
Sri Lanka Credit Facility	2,245	2,189
Total short-term lines of credit	311,072	270,745
Total lines of credit	541,572	454,720
Notes Payable	14,141	14,285
Term loans	135,029	155,759
Total debt	$690,742	$624,764

Current portion	$404,976	$356,547
Long-term debt	285,766	268,217
Total debt	$690,742	$624,764

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. Our line of credit facilities are used to fund settlement and provide a source of working capital. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents.  Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our credit facilities at August 31, 2011 were $803.5 million, of which $369.5 million is available under our Corporate Credit Facility.

Term Loans

We have a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States which we used to partially fund our HSBC Merchant Services LLP acquisition. The term loan bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of August 31, 2011 the interest rate on the term loan was 1.33%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ended August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of August 31, 2011, the outstanding balance of the term loan was $105.0 million.

We have a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then-existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in HMS. In December 2010, the entire balance of the United States dollar portion of the term loan was repaid by a borrowing on the Corporate Credit Facility, and the facility terms were amended. The term loan expires in July 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a leverage based margin.  As of August 31, 2011, the interest rate on the remaining British Pound Sterling portion of the term loan was 2.17%%. The term loan requires quarterly principal payments of £2.2 million beginning with the quarter ended August 31, 2009 and increasing to £3.3 million beginning with the quarter ended August 31, 2010. As of August 31, 2011, the outstanding balance of this term loan was $30.0 million (£18.5 million).

Notes Payable

UCS, our subsidiary in the Russian Federation has notes payable with a total outstanding balance of approximately $14.1 million at August 31, 2011. These notes have fixed interest rates ranging from 8.0% to 10.0% with maturity dates ranging from September 2011 through August 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the three months ended August 31, 2011.

NOTE 5—INCOME TAX

We have a deferred tax asset of $95.5 million at August 31, 2011 primarily associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP ("UK deferred tax asset").

Our effective tax rates were 32.7% and 31.7% for the three months ended August 31, 2011 and 2010, respectively. The effective tax rates for the three months ended August 31, 2011 and 2010 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% and 1%, respectively.

As of August 31, 2011 and May 31, 2011, other long-term liabilities included liabilities for unrecognized income tax benefits of $39.6 million and $37.2 million, respectively. Accrued interest and penalties were insignificant.

During the three months ended August 31, 2011, we recognized additional liabilities of $2.4 million for unrecognized income tax benefits. During both the three months ended August 31, 2011 and 2010, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits was insignificant.

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

NOTE 6—SHAREHOLDERS’ EQUITY

On August 8, 2011, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100.0 million of Global Payments’ stock in the open market at the current market price, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 1,854,259 shares of our common stock at a cost of $80.5 million, or an average of $43.43 per share, including commissions during the first quarter of fiscal 2012. As of August 31, 2011, we paid $73.2 million in cash for such shares with the remaining $7.3 million paid in September 2011, and recorded in accounts payable and accrued liabilities. During the second quarter of fiscal 2012, we concluded this repurchase program with an additional purchase of 435,800 shares at a cost of $19.1 million, or an average of $43.78 per share.

During the first quarter of fiscal 2011, we used the $13.0 million remaining under the authorization from our original share repurchase program initiated during fiscal 2007 to repurchase 344,847 shares of our common stock a cost of $13.0 million, or an average of $37.64 per share, including commissions.

NOTE 7—SHARE-BASED AWARDS AND OPTIONS

As of August 31, 2011, we have awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). There were no further grants made under the 2000 Plan after the 2005 Plan was effective and the Director Plan expired by it's terms on February 1, 2011 so no further grants will be granted thereunder.

On September 27, 2011, we held our 2011 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, our shareholders approved the Global Payments Inc. 2011 Incentive Plan (the “2011 Plan”), a plan that permits for grants of equity and employees, officers, directors and consultants. A total of 7.0 million shares of our common stock were reserved and made available for issuance pursuant to awards granted under the 2011Plan. Effective with the adoption of the 2011 Plan, there will be no future grants under the 2005 Plan.

Certain executives are granted two different types of performance units. A portion of those performance units represent the right to earn 0% to 200% of a target number of shares of Global Payments stock depending upon the achievement level of certain performance measures during the grant year (“PRSUs”). The target number of PRSUs and the performance measures (at threshold, target, and maximum) are set by our Compensation Committee. PRSUs are converted to a time-based restricted stock grant only if the Company's performance during the fiscal year exceeds pre-established goals. The other portion of these performance units represent the right to earn 0% to 200% of target shares of Global Payments stock based on Global Payments' relative total shareholder return compared to peer companies over a three year performance period ("TSRs"). The target number of TSRs for each executive is set by our Compensation Committee and a monte carlo simulation is used to calculate the estimated share payout.

The following table summarizes the share-based compensation cost charged to income for (i) all stock options granted, (ii) our restricted stock program, and (iii) our employee stock purchase plan . The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income is also presented.

	Three Months Ended
	August 31, 2011	August 31, 2010
	(in millions)
Share-based compensation cost	$4.0	$3.5
Income tax benefit	$1.3	$1.2

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant in 25% increments over a four year period. The Plans provide for accelerated vesting under certain conditions. We have historically issued new shares to satisfy the exercise of options. There were no options granted under the 2005 Plan during the three months ended August 31, 2011.

The following is a summary of our stock option plans as of and for the three months ended August 31, 2011:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2011	2,453	$32	5.1	$45.9
Granted	—	$—
Forfeited	(24)	$36
Exercised	(24)	$29
Outstanding at August 31, 2011	2,405	$32	4.8	$29.7

Options vested and exercisable at August 31, 2011	1,966	$32	4.0	$27.5

The aggregate intrinsic value of stock options exercised during the three months ended August 31, 2011 and 2010 was $0.3 million and $0.9 million, respectively. As of August 31, 2011, we had $4.7 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 1.5 years.

The weighted average grant-date fair values of each option granted during the three months ended August 31, 2010 were $11. The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the period:

	Three Months Ended August 31,
	2011	2010
2005 Plan
Risk-free interest rates	—	1.74%
Expected volatility	—	31.96%
Dividend yields	—	0.21%
Expected lives	—	5 years

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

Grants of restricted shares are subject to forfeiture if a grantee, among other conditions, leaves our employment prior to expiration of the restricted period. New grants of restricted shares generally vest one year after the date of grant in 25% increments over a four year period.

The following table summarizes the changes in non-vested restricted stock awards for the three months ended August 31, 2011.

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)

Non-vested at May 31, 2011	869	$40
Granted	466	48
Vested	(308)	40
Forfeited	(34)	41
Non-vested at August 31, 2011	993	44

The total fair value of shares vested during the three months ended August 31, 2011 was $12.3 million. During the three months ended August 31, 2010, the weighted average grant-date fair value of shares vested was $42 and the total fair value of shares vested was $10.3 million.

We recognized compensation expenses for restricted stock of $3.0 million and $2.7 million in the three months ended August 31, 2011 and 2010, respectively. As of August 31, 2011, there was $42.4 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 3 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of August 31, 2011, 0.9 million shares had been issued under this plan, with 1.5 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during the three months ended August 31, 2011 and 2010 was $8 and $5, respectively, which represents the fair value of the 15% discount.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Three Months Ended August 31,
	2011	2010
	(in thousands)
Income taxes paid, net of refunds	$4,703	$2,538
Interest paid	3,470	5,460
Financing receivables:
Investment in equipment for financing leases	$—	$(54)
Principal collections from customers – financing leases	583	508
Net decrease in financing receivables	$583	$454

NOTE 9—NONCONTROLLING INTERESTS

The following table details the components of redeemable noncontrolling interests for the three months ended August 31, 2011 and 2010:

	Three Months Ended August 31,
	2011	2010
	(in thousands)
Beginning balance	$133,858	$102,672
Net income attributable to redeemable noncontrolling interest	2,605	2,367
Foreign currency translation adjustment	132	—
Increase in the maximum redemption amount of redeemable noncontrolling interest	1,842	115
Ending balance	$138,437	$105,154

For the three months ended August 31, 2011 and 2010, net income included in the consolidated statements of changes in shareholders’ equity is reconciled to net income presented in the consolidated statements of income as follows:

	Three Months Ended August 31,
	2011	2010
	(in thousands)
Net income attributable to Global Payments	$63,974	$49,368
Net income attributable to nonredeemable noncontrolling interest	5,502	2,059
Net income attributable to redeemable noncontrolling interest	2,605	2,367
Net income including noncontrolling interest	$72,081	$53,794

NOTE 10—SEGMENT INFORMATION

General information

We operate in two reportable segments, North America Merchant Services and International Merchant Services. The merchant services segments primarily offer processing solutions for credit cards, debit cards, and check-related services.

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three months ended August 31, 2011 and 2010:

	Three Months Ended
	August 31, 2011	August 31, 2010
	(in thousands)
Revenues:
United States	$287,425	$255,630
Canada	91,221	81,213
North America merchant services	378,646	336,843

Europe	129,414	73,796
Asia-Pacific	34,711	29,499
International merchant services	164,125	103,295

Consolidated revenues	$542,771	$440,138

Operating income for segments:
North America merchant services	$71,758	$68,368
International merchant services	55,658	31,393
Corporate	(18,806)	(17,654)
Consolidated operating income	$108,610	$82,107

Depreciation and amortization:
North America merchant services	$8,532	$7,664
International merchant services	15,160	8,919
Corporate	524	121
Consolidated depreciation and amortization	$24,216	$16,704

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 11—COMMITMENTS AND CONTINGENCIES

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region.  We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%.  The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”).  HSBC Asia Pacific may exercise the Put Option on each anniversary of the closing of the acquisition. HSBC Asia Pacific did not exercise the Put Option on the first exercisable date of July 24, 2011. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP.  We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $138.4 million as of August 31, 2011, $45.6 million of which was puttable to us on July 24, 2011. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of August 31, 2011 on our consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

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

Our products and services are marketed through a variety of sales channels that include a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions. We seek to leverage the continued shift to electronic payments by expanding market share in our existing markets through our distribution channels or through acquisitions in North America, the Asia-Pacific region and Europe, and investing in and leveraging technology and people, thereby maximizing shareholder value. We also seek to enter new markets through acquisitions in the Asia-Pacific region, Europe, and Latin America.

Our business does not have pronounced seasonality in which more than 30% of our revenues occur in one quarter. However, each geographic channel has somewhat higher and lower quarters given the nature of the portfolio. While there is some variation in seasonality across markets, the first and fourth quarters are generally the strongest, and the third quarter tends to be the slowest due to lower volumes in the months of January and February.

Executive Overview

Revenues increased $102.6 million, or 23%, during the three months ended August 31, 2011 compared to the prior year’s comparable period. Revenue growth was driven by strong performance across all of our regions, the impact of our acquisition in Spain on December 20, 2010, and favorable foreign currency trends.

Operating income increased $26.5 million during the three months ended August 31, 2011 compared to the prior year’s comparable period. Operating margins for the three months ended August 31, 2011 increased to 20.0% compared to 18.7% during the three months ended August 31, 2010. The increase in operating margin is due to strong results in our International merchant services segment, a marketing fee true-up in Spain, favorable foreign currency trends and a stable performing Canada, partially offset by the margin dilutive effect of our ISO channel.

For the three months ended August 31, 2011 currency exchange rate fluctuations increased our revenues by $15.0 million and our earnings by $0.05 per diluted share. To calculate this impact, we converted our fiscal 2011 actual revenues and expenses from continuing operations at fiscal 2010 currency exchange rates. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

Results of Operations

The following table shows key selected financial data for the three months ended August 31, 2011 and 2010, this data as a percentage of total revenue, and the changes between three months ended August 31, 2011 and 2010, in dollars and as a percentage of the prior year’s comparable period. Comercia's results of operations are included in our consolidated results of operations and results of operations of our International merchant services segment from December 20, 2010, the date we acquired our controlling financial interest. Accordingly, results of operations for the three months ended August 31, 2011 reflect the results of Comercia's operations, while results of operations for the three months ended August 31, 2010 do not.

	Three Months Ended August 31, 2011	% of Revenue(1)	Three Months Ended August 31, 2010	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$287,425	53	$255,630	58	$31,795	12
Canada	91,221	17	81,213	18	10,008	12
North America merchant services	378,646	70	336,843	77	41,803	12

Europe	129,414	24	73,796	17	55,618	75
Asia-Pacific	34,711	6	29,499	7	5,212	18
International merchant services	164,125	30	103,295	23	60,830	59

Total revenues	$542,771	100	$440,138	100	$102,633	23

Consolidated operating expenses:
Cost of service	$191,536	35.3	$151,041	34.3	$40,495	27
Sales, general and administrative	242,625	44.7	206,990	47.0	35,635	17
Operating income	$108,610	20.0	$82,107	18.7	$26,503	32

Operating income for segments:
North America merchant services	$71,758		$68,368		$3,390	5
International merchant services	55,658		31,393		24,265	77
Corporate	(18,806)		(17,654)		(1,152)	(7)
Operating income	$108,610		$82,107		$26,503	32

Operating margin for segments:
North America merchant services	19.0%		20.3%		(1.3)%
International merchant services	33.9%		30.4%		3.5%
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

For the three months ended August 31, 2011, revenues increased 23% to $542.8 million compared to the prior year’s comparable period. For the three months ended August 31, 2011, currency exchange rate fluctuations increased our revenues by $15.0 million.

North America Merchant Services Segment

For the three months ended August 31, 2011, revenue from our North America merchant services segment increased 12% to $378.6 million compared to the prior year’s comparable period.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For the three months ended August 31, 2011, our United States direct credit and debit card processed transactions grew 12%, and our total United States revenue grew 12% compared to the prior year period. For the three months ended August 31, 2011 compared to the prior year’s comparable period, our United States average ticket decreased approximately 3% which was offset by increased spreads. This decline in average ticket is primarily due to a shift toward smaller merchants added through our ISO channel.  Smaller merchants tend to have lower average tickets than larger merchants. The effect of consumers replacing cash-based payments with debit card transactions also lowers our overall average ticket amounts.   Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit transactions, with PIN-based debit transactions representing less than 10% of our total transactions.

For the three months ended August 31, 2011, our Canadian revenue increased 12% compared to the prior year period. The increase in revenue was due to favorable foreign currency trends in Canada and credit and debit card transaction of growth of 4%, which were somewhat offset by market-driven pricing pressure compared to the prior year’s comparable period.

International Merchant Services Segment

For the three months ended August 31, 2011 International merchant services revenue increased 59% to $164.1 million compared to the prior year’s comparable period.

Our Europe merchant services revenue for the three months ended August 31, 2011 increased 75% to $129.4 million compared to the prior year period. Our Europe merchant services revenue increased due to the impact of our acquisition in Spain on December 20, 2010, pricing benefits in the United Kingdom, a marketing fee true-up in Spain and favorable foreign currency trends.

Asia-Pacific merchant services revenue for the three months ended August 31, 2011 increased 18% to $34.7 million compared to the prior year’s comparable period. The growth was due to solid business performance across the region.

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

Cost of service increased 27% to $191.5 million for the three months ended August 31, 2011 compared to the prior year’s comparable period. As a percentage of revenue, cost of service increased to 35.3% of revenue for the three months ended August 31, 2011 from 34.3% for the prior year’s comparable period.

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

Sales, general and administrative expenses increased 17% to $242.6 million for the three months ended August 31, 2011 compared to the prior year’s comparable period, primarily due to an increase in commission payments to ISOs. As a percentage of revenue, sales, general and administrative expense decreased to 44.7% for the three months ended August 31, 2011 compared to 47.0% in the prior year’s comparable period as revenues increased due to pricing changes in the United Kingdom, a pricing rebate we received in Spain and favorable foreign currency trends; all of which did not have proportional increases in sales, general and administrative expenses.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment increased 5% to $71.8 million for the three months ended August 31, 2011 compared to the prior year’s comparable period. The operating margin was 19.0% and 20.3% for the three months ended August 31, 2011 and 2010, respectively. Growth in the U.S. ISO channel reduced margins for the three months ended August 31, 2011. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs.

International Merchant Services Segment

Operating income in the International merchant services segment increased 77% to $55.7 million for the three months ended August 31, 2011 compared to the prior year’s comparable period. The operating margin was 33.9% and 30.4% for the three months ended August 31, 2011 and 2010, respectively. The increase in operating margin is due to the strong segment results, a marketing fee true-up in Spain and favorable currency trends.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, expenses related to our Global Service Center in Manila, Philippines that have not been allocated to our business segments, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs. Our corporate costs increased 7% to $18.8 million for the three months ended August 31, 2011 compared to the prior year’s comparable period due to general infrastructure growth.

Consolidated Operating Income

During the three months ended August 31, 2011, our consolidated operating income increased $26.5 million to $108.6 million compared to the prior year’s comparable period. The increase in our consolidated operating income is due to the increases in our International merchant services segment, offset by increased corporate, sales, general and administrative expenses as discussed above.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other expense, net, decreased to $1.6 million for the three months ended August 31, 2011 compared to $3.3 million in the prior year’s comparable period. The decrease in other expense is due to lower interest expense resulting from a decrease in term loan outstanding balance and lower interest rates.

Provision for Income Taxes

Our effective tax rates were 32.7% and 31.7% for the three months ended August 31, 2011 and 2010, respectively. The effective tax rates for the three months ended August 31, 2011 and 2010 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% and 1%, respectively.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax increased to $8.1 million from $4.4 million for the three months ended August 31, 2011 and 2010, respectively, primarily due to our acquisition of a 51% controlling financial interest in Comercia on December 20, 2010.

Liquidity and Capital Resources

A significant portion of our liquidity comes from operating cash flows. Cash flow from operations is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, and to pay off debt and repurchase our shares at the discretion of our Board of Directors. Accumulated cash balances are invested in high quality and marketable short term instruments.

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

At August 31, 2011, we had cash and cash equivalents totaling $724.0 million. Of this amount, we consider $234.1 million to be available cash. Our available cash balance includes $174.6 million of cash held by foreign subsidiaries that are considered permanently reinvested. These cash balances reflect the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-US acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries.

Available cash generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors' funding obligation to the merchant. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At August 31, 2011, our cash and cash equivalents included $284.7 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Operating activities used net cash of $605.9 million during the three months ended August 31, 2011 compared to using net cash of $104.4 million during the prior year’s comparable period. The decrease in cash flow from operating activities was primarily due the change in net settlement processing assets and obligations of $497.1 million. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash used in investing activities decreased $15.3 million to $11.6 million for the three months ended August 31, 2011 from the prior year’s comparable period, primarily due to a reduction in our capital expenditures for investments in software and infrastructure of $12.6 million.

For the three months ended August 31, 2011, we used $11.7 million in cash for financing activities compared to $61.8 million cash used in financing activities in the prior year. The decrease in cash used in financing activities was primarily due to an increase in line of credit borrowings of $35.4 million to fund settlement, and an increase in borrowings on our Corporate Credit Facility of

$69.4 million. In addition, in the first quarter of fiscal year 2012 we repurchased an additional 1,854,259 shares of our common stock at a cost of $80.5 million. As of August 31, 2011, we paid $73.2 million in cash for such shares with the remaining $7.3 million paid in September 2011, and recorded in accounts payable and accrued liabilities. During the second quarter of fiscal 2012, we concluded this repurchase program with an additional purchase of 435,800 shares at a cost of $19.1 million, or an average of $43.78 per share. Cash paid for share repurchases during the first quarter of fiscal year 2011 was $14.9 million.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. During fiscal year 2012, we expect capital expenditures to range between $85.0 and $90.0 million.

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2011 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Redeemable Noncontrolling interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”).  HSBC Asia Pacific may exercise the Put Option on each anniversary of the closing of the acquisition. HSBC Asia Pacific did not exercise the Put Option on the first exercisable date of July 24, 2011.  By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $138.4 million as of August 31, 2011, $45.6 million of which was puttable to us on July 24, 2011. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of August 31, 2011 on our consolidated balance sheet

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	August 31, 2011	May 31, 2011
Lines of credit:	(in thousands)
Corporate Credit Facility - long term	$230,500	$183,975
Short-term lines of credit:
United Kingdom Credit Facility	121,786	108,333
Hong Kong Credit Facility	70,898	73,554
Canada Credit Facility	13,772	18,725
Malaysia Credit Facility	21,223	17,743
Spain Credit Facility	44,294	17,646
Singapore Credit Facility	21,332	17,245
Philippines Credit Facility	9,927	9,736
Maldives Credit Facility	3,461	3,202
Macau Credit Facility	2,134	2,372
Sri Lanka Credit Facility	2,245	2,189
Total short-term lines of credit	$311,072	$270,745
Total lines of credit	541,572	454,720
Notes Payable	14,141	14,285
Term loans	135,029	155,759
Total debt	$690,742	$624,764

Current portion	$404,976	$356,547
Long-term debt	285,766	268,217
Total debt	$690,742	$624,764

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. Our line of credit facilities are used to fund settlement and provide a source of working capital. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents.  Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our credit facilities at August 31, 2011 were $803.5 million, of which $369.5 million is available under our Corporate Credit Facility.

During the quarter ended August 31, 2011 the maximum and average borrowings under our credit facilities were $708.9 million and $451.9 million, respectively. The weighted average interest rates on these borrowings were 1.85% and 1.72%, respectively. Our maximum borrowed amount was greater than our average and period end borrowings due to share repurchases and the timing of settlement funding.

Term Loans

We have a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States which we used to partially fund our HSBC Merchant Services LLP acquisition. The term loan bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of August 31, 2011 the interest rate on the term loan was 1.33%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ended August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of

August 31, 2011, the outstanding balance of the term loan was $105.0 million.

We have a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then-existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. In December 2010, the entire balance of the United States dollar portion of the term loan was repaid by a borrowing on the Corporate Credit Facility, and the facility terms were amended. The term loan expires in July 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a leverage based margin.  As of August 31, 2011, the interest rate on the remaining British Pound Sterling portion of the term loan was 0.02%. The term loan requires quarterly principal payments of £2.2 million beginning with the quarter ended August 31, 2009 and increasing to £3.3 million beginning with the quarter ended August 31, 2010. As of August 31, 2011, the outstanding balance of this term loan was $30.0 million (£18.5 million).

Notes Payable

UCS, our subsidiary in the Russian Federation has notes payable with a total outstanding balance of approximately $14.1 million at August 31, 2011. These notes have fixed interest rates ranging from 8.0% to 10.0% with maturity dates ranging from September 2011 through August 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of August 31, 2011.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended August 31, 2011, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2011. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2011 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable,

those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 for information on some of the matters which could adversely affect our business and results of operations.

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

Although the majority of our operations are conducted in U.S. dollars, a substantial amount of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the three months ended August 31, 2011, currency rate fluctuations increased our revenues by $15.0 million and our diluted earnings per share by $0.05. To calculate this we converted our fiscal 2012 actual revenues and expenses from continuing operations at fiscal 2011 currency exchange rates.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 contains additional information regarding our exposure to market risk.

Item 4. Controls and Procedures

As of August 31, 2011, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

We have and plan to continue to rely on Caixa d'Estalvis i Pensions de Barcelona ("la Caixa") to provide financial data, such as revenue billed to merchants, to assist us with compiling our accounting records until we can fully integrate the Comercia financial reporting functions into our own. Accordingly, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by la Caixa internal controls and procedures. In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the accuracy of the financial data being provided by la Caixa.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the first quarter of fiscal 2012, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
June 1, 2011 – June 30, 2011	—	—	—	$—
July 1, 2011 – July 31, 2011	—	—	—	$—
August 1, 2011 – August 31, 2011	1,854,259	$43.43	1,854,259	$19,473,470
Total	1,854,259	$43.43	1,854,259

Note: On August 8, 2011, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or at the current market price, subject to market conditions, business opportunities, and other factors. Repurchased shares under this authorization were retired.

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

10.1    Amended and Restated Credit Agreement with exhibits and schedules among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, dated November 19, 2004, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111.
10.2     Term Loan Credit Agreement with exhibits and schedules dated as of June 23, 2008, among Global Payments Inc., JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., Regions Bank and lenders named therein, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111.
10.3     Term Loan Credit Agreement with exhibits and schedules dated as of July 10, 2009, among Bank of America, N.A., Banc of America Securities LLC, Compass Bank, Toronto Dominion (New York) LLC, Bank of Tokyo-Mitsubishi UFJ Trust Company, SunTrust Bank, and U.S. Bank, N/A., and lenders named therein, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111.
10.4      Revolving Credit Agreement with exhibits and schedules dated as of Credit Agreement dated December 7, 2010, among Global Payments Inc. and a syndicate of financial institutions, filed as Exhibit 10.4 to the to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111
10.5      Global Payments Inc. Annual Performance Plan (sub-plan to the Third Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated December 31, 2008) dated August 29, 2011, filed as Exhibit 10.5 to the to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111.
10.6      Form of the Performance Unit Award Agreement pursuant to the Third Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated December 31, 2008, filed as Exhibit 10.6 to the to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111.
10.7      Form of the Performance Unit Award Agreement (TSR) pursuant to the Third Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated December 31, 2008, filed as Exhibit 10.7 to the to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111.
10.8      Global Payments Inc. 2011 Non-Employee Director Compensation Plan (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011) dated September 28, 2011, filed as Exhibit 10.8 to the to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111.

18	Preferability letter from Deloitte & Touche LLP regarding a change in accounting method dated October 11, 2011.
31.1    Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2    Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2011, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: October 11, 2011    /s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: October 11, 2011    /s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer