Form 10-Q
period 2011-11-30
GLOBAL PAYMENTS INC
filed 2012-01-06
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2011

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
Yes ☐   No ☒
The number of shares of the issuer’s common stock, no par value outstanding as of January 5, 2012 was 78,360,260.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended November 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended November 30,
	2011	2010
Revenues	$530,505	$443,526
Operating expenses:
Cost of service	185,931	154,205
Sales, general and administrative	247,994	206,178
	433,925	360,383
Operating income	96,580	83,143
Other income (expense):
Interest and other income	2,259	4,072
Interest and other expense	(4,878)	(4,299)
	(2,619)	(227)
Income from continuing operations before income taxes	93,961	82,916
Provision for income taxes	(25,812)	(24,546)
Income from continuing operations	68,149	58,370
Loss from discontinued operations, net of tax	—	(487)
Net income including noncontrolling interests	68,149	57,883
Less: Net income attributable to noncontrolling interests, net of income tax provision of $1,077 and $1,010, respectively	(6,968)	(4,378)
Net income attributable to Global Payments	$61,181	$53,505
Amounts attributable to Global Payments:
Income from continuing operations	$61,181	$53,992
Loss from discontinued operations, net of tax	—	(487)
Net income attributable to Global Payments	$61,181	$53,505
Basic earnings per share attributable to Global Payments:
Income from continuing operations	$0.78	$0.68
Loss from discontinued operations	—	(0.01)
Net income attributable to Global Payments	$0.78	$0.67
Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$0.78	$0.67
Loss from discontinued operations	—	—
Net income attributable to Global Payments	$0.78	$0.67
Dividends per share	$0.02	$0.02
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended November 30,
	2011	2010
Revenues	$1,073,276	$883,665
Operating expenses:
Cost of service	377,467	305,246
Sales, general and administrative	490,619	413,168
	868,086	718,414
Operating income	205,190	165,251
Other income (expense):
Interest and other income	4,760	5,608
Interest and other expense	(8,965)	(9,140)
	(4,205)	(3,532)
Income from continuing operations before income taxes	200,985	161,719
Provision for income taxes	(60,755)	(49,527)
Income from continuing operations	140,230	112,192
Loss from discontinued operations, net of tax	—	(515)
Net income including noncontrolling interests	140,230	111,677
Less: Net income attributable to noncontrolling interests, net of income tax provision of $2,935 and $1,305, respectively	(15,075)	(8,804)
Net income attributable to Global Payments	$125,155	$102,873
Amounts attributable to Global Payments:
Income from continuing operations	$125,155	$103,388
Loss from discontinued operations, net of tax	—	(515)
Net income attributable to Global Payments	$125,155	$102,873
Basic earnings per share attributable to Global Payments:
Income from continuing operations	$1.58	$1.30
Loss from discontinued operations	—	(0.01)
Net income attributable to Global Payments	$1.58	$1.29
Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$1.57	$1.29
Loss from discontinued operations	—	(0.01)
Net income attributable to Global Payments	$1.57	$1.28
Dividends per share	$0.04	$0.04
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30, 2011	May 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$770,860	$1,354,285
Accounts receivable, net of allowances for doubtful accounts of $548 and $472, respectively	162,643	166,540
Claims receivable, net of allowances for losses of $4,169 and $3,870, respectively	1,024	914
Settlement processing assets	206,642	280,359
Inventory	11,790	7,640
Deferred income taxes	2,893	2,946
Prepaid expenses and other current assets	34,558	35,291
Total current assets	1,190,410	1,847,975
Goodwill	741,081	779,637
Other intangible assets, net of accumulated amortization of $214,435 and $197,066, respectively	299,680	341,500
Property and equipment, net of accumulated depreciation of $161,672 and $147,670, respectively	258,041	256,301
Deferred income taxes	96,508	104,140
Other	28,619	20,978
Total assets	$2,614,339	$3,350,531
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$225,676	$270,745
Current portion of long-term debt	87,962	85,802
Accounts payable and accrued liabilities	206,420	241,578
Settlement processing obligations	270,290	838,565
Income taxes payable	17,076	7,674
Total current liabilities	807,424	1,444,364
Long-term debt	203,222	268,217
Deferred income taxes	115,157	116,432
Other long-term liabilities	54,788	49,843
Total liabilities	1,180,591	1,878,856
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	139,934	133,858
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 78,355,001 and 80,334,781 issued and outstanding at November 30, 2011 and May 31, 2011, respectively (see Note 1)	—	—
Paid-in capital (see Note 1)	342,914	419,591
Retained earnings (see Note 1)	790,532	685,624
Accumulated other comprehensive income	12,909	79,320
Total Global Payments shareholders’ equity	1,146,355	1,184,535
Noncontrolling interest	147,459	153,282
Total equity	1,293,814	1,337,817
Total liabilities and equity	$2,614,339	$3,350,531
See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended November 30,
	2011	2010
Cash flows from operating activities:
Net income including noncontrolling interests	$140,230	$111,677
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	23,444	19,082
Amortization of acquired intangibles	24,796	15,646
Provision for operating losses and bad debts	13,061	10,146
Share-based compensation expense	8,425	7,690
Deferred income taxes	5,915	3,287
Other, net	(100)	(3,556)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	3,897	(17,549)
Claims receivable	(7,880)	(8,095)
Settlement processing assets and obligations, net	(499,849)	(239,970)
Inventory	(4,212)	1,954
Prepaid expenses and other assets	62	(4,600)
Accounts payable and other accrued liabilities	(31,257)	18,990
Income taxes payable	9,402	24,382
Net cash used in operating activities	(314,066)	(60,916)
Cash flows from investing activities:
Business and intangible asset acquisitions, net of cash acquired	(7,000)	(3,488)
Capital expenditures	(35,146)	(51,709)
Preliminary settlement of working capital adjustments from disposition of business	—	(1,921)
Net decrease in financing receivables	1,203	991
Net cash used in investing activities	(40,943)	(56,127)
Cash flows from financing activities:
Net (payments) borrowings on lines of credit	(45,069)	101,694
Proceeds from issuance of long-term debt	71,374	4,410
Principal payments under long-term debt	(131,345)	(83,331)
Proceeds from stock issued under employee stock plans, net of repurchases	(768)	1,962
Repurchase of common stock	(99,604)	(14,900)
Tax benefit from employee share-based compensation	1,436	118
Distributions to noncontrolling interest	(4,660)	(4,385)
Dividends paid	(3,169)	(3,180)
Net cash (used in) provided by financing activities	(211,805)	2,388
Effect of exchange rate changes on cash	(16,611)	8,369
Decrease in cash and cash equivalents	(583,425)	(106,286)
Cash and cash equivalents, beginning of the period	1,354,285	769,946
Cash and cash equivalents, end of the period	$770,860	$663,660
See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2011, as previously reported	80,335	$502,993	$(112,980)	$715,202	$82,159	$(2,839)	$1,184,535	$153,282	$1,337,817
Retrospective adjustment for the correction of an error (see Note 1)		(112,980)	112,980	—	—	—	—	—	—
Retrospective adjustment for the change in accounting method for the retirement of repurchased shares (see Note 1)		29,578	—	(29,578)	—	—	—	—	—
Balance at May 31, 2011, as adjusted		419,591	—	685,624	82,159	(2,839)	1,184,535	153,282	1,337,817
Comprehensive income:
Net income including noncontrolling interests				125,155			125,155	9,533	134,688
Foreign currency translation adjustment, net of tax of $4,681					(66,411)		(66,411)	(10,696)	(77,107)
Total comprehensive income							58,744	(1,163)	57,581
Stock issued under employee stock plans, net	310	(768)					(768)		(768)
Tax benefit from employee share-based compensation, net		681					681		681
Share-based compensation expense		8,425					8,425		8,425
Distributions to noncontrolling interest							—	(4,660)	(4,660)
Redeemable noncontrolling interest valuation adjustment				(2,489)			(2,489)		(2,489)
Repurchase of common stock	(2,290)	(85,015)		(14,589)			(99,604)		(99,604)
Dividends paid ($0.04 per share)				(3,169)			(3,169)		(3,169)
Balance at November 30, 2011	78,355	$342,914	$—	$790,532	$15,748	$(2,839)	$1,146,355	$147,459	$1,293,814

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Loss
	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2010, as previously reported	79,646	$460,747	(100,000)	$544,772	$(41,306)	$(2,949)	$861,264	$10,253	$871,517
Retrospective adjustment for the correction of an error (see Note 1)		(100,000)	100,000	—	—	—	—	—	—
Retrospective adjustment for the change in accounting method for the retirement of repurchased shares (see Note 1)		29,578	—	(29,578)	—	—	—	—	—
Balance at May 31, 2010, as adjusted		390,325	—	515,194	(41,306)	(2,949)	861,264	10,253	871,517
Comprehensive income:
Net income including noncontrolling interests				102,873			102,873	4,068	106,941
Foreign currency translation adjustment, net of tax of $2,005					39,798		39,798		39,798
Total comprehensive income							142,671	4,068	146,739
Stock issued under employee stock plans, net	444	1,962					1,962		1,962
Tax benefit deficiency from employee share-based compensation, net		(1,027)					(1,027)		(1,027)
Share-based compensation expense		7,690					7,690		7,690
Distributions to noncontrolling interest								(4,385)	(4,385)
Redeemable noncontrolling interests valuation adjustment				(7,871)			(7,871)		(7,871)
Repurchase of common stock	(345)	(12,980)					(12,980)		(12,980)
Dividends paid ($0.04 per share)				(3,180)			(3,180)		(3,180)
Balance at November 30, 2010	79,745	$385,970	—	$607,016	$(1,508)	$(2,949)	$988,529	$9,936	$998,465

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

Correction of an error and change in accounting principle— During the three months ended August 31, 2011 we determined that our presentation of repurchased shares as a separate component of shareholders' equity ("Treasury stock") in previously issued financial statements was at variance with Georgia incorporation law. As such, our shares repurchased during fiscal year 2010 and the first quarter of fiscal 2011 should have been accounted for as constructively retired, and the cost of repurchased shares should have been charged to paid-in capital in accordance with our accounting policy at that time. As a result of this error, our previously reported balances of treasury stock and paid-in capital as of May 31, 2011 and 2010 were misstated. To correct this error we have restated our May 31, 2011 treasury stock and paid-in capital balances. This adjustment is reflected in our consolidated statements of changes in equity by eliminating treasury stock and reclassifying this balance to paid-in capital. The May 31, 2011 treasury stock balance of $113.0 million has been reclassified to reduce paid-in capital by $113.0 million. The May 31, 2010 treasury stock balance of $100.0 million has been reclassified to reduce paid-in capital by $100.0 million. The effect of these misstatements was limited to treasury stock and paid-in capital.

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

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. These amounts also include cash that we hold related to reserve funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of November 30, 2011 and May 31, 2011, our cash and cash equivalents included $360.1 million and $271.4 million, respectively, related to Merchant Reserves.

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

Inventory— Inventory, which includes electronic point of sale terminals, automated teller machines, and related peripheral equipment, is stated at the lower of cost or fair value. Cost is determined by using the average cost method.

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

Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding (“Receivable from Members”), (iii) our receivable from the card networks for transactions processed on behalf of merchants where we are a Member of that particular network (“Receivable from networks”), and (iv) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant Reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder (“Merchant Reserves”). Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our receivable from/liability to the Members for transactions for which we have received funding from the Members but have not funded merchants on behalf of the Members (“Receivable from (liability to) Members”), (iii) our liability to merchants for transactions that have been processed but not yet funded where we are a Member of that particular network (“Liability to merchants”), (iv) Exception items, (v) Merchant Reserves, (vi) the fair value of our guarantees of customer chargebacks (see Reserve for operating losses below), and (vii) the reserve for sales allowances. In cases in which the Member uses its own funds to satisfy a funding obligation to merchants that precedes the incoming amount from the card network, we reflect the amount of this funding as a component of “Liability to Members.”

A summary of these amounts as of November 30, 2011 and May 31, 2011 is as follows:

	November 30, 2011	May 31, 2011
Settlement processing assets:	(in thousands)
Interchange reimbursement	$26,899	$72,022
Receivable from Members	62,667	142,117
Receivable from networks	117,406	124,980
Exception items	959	4,456
Merchant Reserves	(1,289)	(63,216)
Total	$206,642	$280,359
	.
Settlement processing obligations:
Interchange reimbursement	$203,495	$212,069
Receivable from (liability to) Members	11,034	(718,650)
Liability to merchants	(133,552)	(129,806)
Exception items	12,943	12,394
Merchant Reserves	(358,857)	(208,195)
Fair value of guarantees of customer chargebacks	(3,817)	(3,102)
Reserves for sales allowances	(1,536)	(3,275)
Total	$(270,290)	$(838,565)

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

As of November 30, 2011 and May 31, 2011, $3.8 million and $3.1 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying unaudited consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended November 30, 2011 and 2010, we recorded such expenses in the amounts of $2.9 million and $1.2 million, respectively. For the six months ended November 30, 2011 and 2010, we recorded such expenses in the amounts of $5.3 million and $2.1 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of November 30, 2011 and May 31, 2011, we have a check guarantee loss reserve of $4.2 million and $3.9 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. For the three months ended November 30, 2011 and 2010, we recorded expenses of $3.4 million and $3.7 million, respectively. For the six months ended November 30, 2011 and 2010, we recorded expenses of $7.8 million and $7.9 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

Property and equipment— Property and equipment are stated at amortized cost. Depreciation and amortization are calculated using the straight-line method, except for certain technology assets discussed below. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the useful life of the asset. Maintenance and repairs are charged to operations as incurred.

We develop software that is used in providing processing services to customers. Capitalization of internally developed software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred prior to the completion of the preliminary project stage are expensed as incurred.

During fiscal 2010, we placed into service $54.9 million of hardware and software associated with our next generation technology processing platform, referred to as G2. The vision for this platform is to serve as a front-end operating environment for merchant processing and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the six months ended November 30, 2011 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform.

Goodwill and other intangible assets— We completed our most recent annual goodwill impairment test as of January 1, 2011 and determined that the fair value of each of our reporting units is in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-lived intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values or discounted cash flow analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at November 30, 2011 and May 31, 2011.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our effective tax rates were 27.5% and 29.6% for the three months ended November 30, 2011 and 2010, respectively. Our effective tax rates were 30.2% and 30.6% for the six months ended November 30, 2011 and 2010, respectively. The effective tax rates for the six months ended November 30, 2011 and 2010 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% and 1%, respectively. Please see Note 5 – Income Tax for further information.

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. At November 30, 2011, the carrying amount of our term loans approximates fair value. Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 10.0% and maturity dates ranging from December 2011 through November 2016. At November 30, 2011, we believe the carrying amount of these notes approximates fair value. Please see Note 4 – Long-Term Debt and Credit Facilities for further information.

Financing receivables— Our subsidiary in the Russian Federation purchases Automated Teller Machines (ATMs) and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $16.1 million and $18.9 million of financing receivables included in our November 30, 2011 and May 31, 2011 consolidated balance sheets, respectively.

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

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency.  Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period.  For the three months ended November 30, 2011 and 2010, our transaction gains and losses were insignificant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended November 30, 2011 and 2010 excludes shares of 0.6 million and 1.0 million, respectively, related to stock options. The diluted share base for the six months ended November 30, 2011 and 2010 excludes shares of 0.4 million and 1.0 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three and six months ended November 30, 2011 and 2010 (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010

Basic weighted average shares outstanding	78,348	79,701	79,207	79,642
Plus: dilutive effect of stock options and other share-based awards	528	643	624	670
Diluted weighted average shares outstanding	78,876	80,344	79,831	80,312

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

In December 2011, the FASB issued ASU 2011- 12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05" ("ASU 2011-12"). The amendments in ASU 2011-12 defer the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. See below for the provisions of ASU 2011-05.

In December 2011, the FASB issued ASU 2011-11, "Disclosures About Offsetting Assets and Liabilities" ("ASU 2011-11"). The amendments in ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for us beginning June 2013. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. We are currently evaluating the impact of ASU 2011-11 on our settlement processing assets and obligations disclosures.

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment" ("ASU 2011-08"). The amendments in ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This standard will become effective for us beginning June 2012. Early adoption is permitted. We are currently evaluating the impact of ASU 2011-08 on our goodwill impairment testing process.

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

NOTE 2—BUSINESS ACQUISITIONS

Fiscal 2012

Please refer to Note 12 - Subsequent Events for information regarding acquisitions subsequent to November 30, 2011.

Fiscal 2011

Comercia Global Payments Entidad de Pago, S.L.

On December 20, 2010, we acquired a 51% controlling financial interest in Comercia Global Payments Entidad de Pago, S.L. (“Comercia”), a newly formed company into which Caixa d’Estalvis i Pensions de Barcelona (“la Caixa”) contributed its merchant acquiring business in Spain. “la Caixa” owns the remaining 49% of Comercia. We formed Comercia with “la Caixa”, one of the largest retail banks in Spain, to provide merchant acquiring services to merchants in Spain. We purchased our share of Comercia for €125 million. The shareholders contributed a total of €6.4 million as initial capital to form Comercia. Our total investment in Comercia, including our 51% share of the initial capital was €128.3 million ($173.5 million as of the closing date). We manage the day-to-day operations of the corporation, control all major decisions and, accordingly, consolidate the corporation’s financial results for accounting purposes effective with the closing date. In conjunction with the acquisition, “la Caixa” agreed to a twenty year marketing alliance agreement in which “la Caixa” will refer customers to Comercia for payment processing services in Spain and provide sponsorship into the card networks. We funded the purchase with a combination of existing cash resources in Europe and borrowings on our Corporate Credit Facility. During fiscal 2011, we expensed acquisition costs of $1.0 million associated with this transaction. These costs were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. The revenues and earnings of Comercia from the date of acquisition through the end of fiscal 2011were not significant to our fiscal 2011 consolidated results of operations.

The purchase price of Comercia was determined by analyzing the historical and prospective financial statements. This business acquisition was not significant to our consolidated financial statements and accordingly, we have not provided pro forma information relating to this acquisition.

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

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

As of November 30, 2011 and May 31, 2011, goodwill and intangible assets consisted of the following:

	November 30, 2011	May 31, 2011
	(in thousands)
Goodwill	$741,081	$779,637
Other intangible assets:
Customer-related intangible assets	$437,687	$457,226
Trademarks, finite life	8,135	8,659
Contract-based intangible assets	68,293	72,681
	514,115	538,566
Less accumulated amortization on:
Customer-related intangible assets	196,080	181,372
Trademarks	4,490	4,138
Contract-based intangible assets	13,865	11,556
	214,435	197,066
	$299,680	$341,500

The following table discloses the changes in the carrying amount of goodwill for the six months ended November 30, 2011 (in thousands):

	North America merchant services	International merchant services	Total
	(in thousands)
Balance at May 31, 2011	$217,422	$562,215	$779,637
Accumulated impairment losses	—	—	—
	217,422	562,215	779,637

Goodwill acquired	—	—	—
Effect of foreign currency translation	(4,895)	(33,661)	(38,556)
Balance at November 30, 2011	$212,527	$528,554	$741,081

NOTE 4—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	November 30, 2011	May 31, 2011
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$163,922	$183,975
Short-term lines of credit:
United Kingdom Credit Facility	78,413	108,333
Hong Kong Credit Facility	82,863	73,554
Canada Credit Facility	7,189	18,725
Malaysia Credit Facility	17,866	17,743
Spain Credit Facility	16,258	17,646
Singapore Credit Facility	9,564	17,245
Philippines Credit Facility	6,096	9,736
Maldives Credit Facility	2,843	3,202
Macau Credit Facility	2,396	2,372
Sri Lanka Credit Facility	2,188	2,189
Total short-term lines of credit	225,676	270,745
Total lines of credit	389,598	454,720
Notes Payable	13,363	14,285
Term loans	113,899	155,759
Total debt	$516,860	$624,764

Current portion	$313,638	$356,547
Long-term debt	203,222	268,217
Total debt	$516,860	$624,764

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. Our short-term line of credit facilities are used to fund settlement and provide a source of working capital. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents.  Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our credit facilities at November 30, 2011 were $925.9 million, of which $436.1 million is available under our Corporate Credit Facility.

Term Loans

We have a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States which we used to partially fund our HSBC Merchant Services LLP acquisition. The term loan expires in June 2013 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of November 30, 2011 the interest rate on the term loan was 1.26%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended November 30, 2008 and increasing to $10.0 million beginning with the quarter ended November 30, 2010 and $15.0 million beginning with the quarter ending November 30, 2011. As of November 30, 2011, the outstanding balance of the term loan was $90.0 million.

We have a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. In December 2010, the entire balance of the United States dollar portion of the term loan was repaid by a borrowing on the Corporate Credit Facility, and the facility terms were amended. The term loan expires in July 2012 and has a variable interest rate based on the LIBOR plus a leverage based margin.  As of November 30, 2011, the interest rate on the remaining British Pound Sterling portion of the term loan was 2.25%. The term loan requires quarterly principal payments of £2.2 million beginning with the quarter ended November 30, 2009 and increasing to £3.3 million beginning with the quarter ended November 30, 2010. As of November 30, 2011, the outstanding balance of this term loan was $23.9 million (£15.2 million).

Notes Payable

UCS, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $13.4 million at November 30, 2011. These notes have fixed interest rates ranging from 8.0% to 10.0% with maturity dates ranging from December 2011 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of November 30, 2011.

NOTE 5—INCOME TAX

We have a deferred tax asset of $93.1 million at November 30, 2011 primarily associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP ("UK deferred tax asset").

Our effective tax rates were 27.5% and 29.6% for the three months ended November 30, 2011 and 2010, respectively. Our effective tax rates were 30.2% and 30.6% for the six months ended November 30, 2011 and 2010, respectively. The effective tax rates for November 30, 2011 and 2010 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% and 1%, respectively.

As of November 30, 2011 and May 31, 2011, other long-term liabilities included liabilities for unrecognized income tax benefits of $41.1 million and $37.2 million, respectively. During the three and six months ended November 30, 2011, we recognized additional liabilities of $1.5 million and $3.9 million, respectively, for unrecognized income tax benefits. During both the six months ended November 30, 2011 and 2010, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were insignificant. We do not expect the amounts of unrecognized tax benefits to significantly change within the next twelve months.

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

NOTE 6—SHAREHOLDERS’ EQUITY

On August 8, 2011, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100.0 million of Global Payments’ stock in the open market at the current market price, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2,290,059 shares of our common stock at a cost of $99.6 million, or an average of $43.49 per share, including commissions during the first half of fiscal 2012. This share repurchase program has concluded.

During the first quarter of fiscal 2011, we used the $13.0 million remaining under the authorization from our original share repurchase program initiated during fiscal 2007 to repurchase 344,847 shares of our common stock a cost of $13.0 million, or an average of $37.64 per share, including commissions.

NOTE 7—SHARE-BASED AWARDS AND OPTIONS

As of November 30, 2011, we have awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis over the vesting period.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), and an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”) (collectively, the “Plans”). There were no further grants made under the 2000 Plan after the 2005 Plan was effective and the Director Plan expired by its terms on February 1, 2011 so no further grants will be granted thereunder.

On September 27, 2011, we held our 2011 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, our shareholders approved the Global Payments Inc. 2011 Incentive Plan (the “2011 Plan”), a plan that permits for grants of equity to employees, officers, directors and consultants. A total of 7.0 million shares of our common stock were reserved and made available for issuance pursuant to awards granted under the 2011 Plan. Effective with the adoption of the 2011 Plan, there will be no future grants under the 2005 Plan.

Certain executives are granted two different types of performance units under our restricted stock program. A portion of those performance units represent the right to earn 0% to 200% of a target number of shares of Global Payments stock depending upon the achievement level of certain performance measures during the grant year (“PRSUs”). The target number of PRSUs and the performance measures (at threshold, target, and maximum) are set by our Compensation Committee. PRSUs are converted to a time-based restricted stock grant only if the Company's performance during the fiscal year exceeds pre-established goals. The other portion of these performance units represent the right to earn 0% to 200% of target shares of Global Payments stock based on Global Payments' relative total shareholder return compared to peer companies over a three year performance period ("TSRs"). The target number of TSRs for each executive is set by our Compensation Committee and a monte carlo simulation is used to calculate the estimated share payout.

The following table summarizes the share-based compensation cost charged to income for (i) all stock options granted, (ii) our restricted stock program (including PRSUs and TSRs), and (iii) our employee stock purchase plan . The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income is also presented.

	Three Months Ended		Six Months Ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010
	(in millions)
Share-based compensation cost	$4.4	$4.2	$8.4	$7.7
Income tax benefit	$1.5	$1.5	$2.8	$2.7

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant in 25% increments over a four year period. The Plans provide for accelerated vesting under certain conditions. We have historically issued new shares to satisfy the exercise of options. There were no options granted under the 2005 Plan during the six months ended November 30, 2011.

The following is a summary of our stock option plans as of and for the six months ended November 30, 2011:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2011	2,453	$32	5.1	$45.9
Granted	—	$—
Forfeited	(40)	$40
Exercised	(49)	$27
Outstanding at November 30, 2011	2,364	$33	4.6	$23.9

Options vested and exercisable at November 30, 2011	1,979	$32	3.9	$23.1

The aggregate intrinsic value of stock options exercised during the six months ended November 30, 2011 and 2010 was $0.6 million and $1.5 million, respectively. As of November 30, 2011, we had $4.8 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 1.4 years.

The weighted average grant-date fair values of each option granted during the six months ended November 30, 2010 were $12. The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the period:

	Six Months Ended November 30,
	2011	2010
2005 Plan
Risk-free interest rates	—	1.74%
Expected volatility	—	31.96%
Dividend yields	—	0.21%
Expected lives	—	5 years

Directors Plan
Risk-free interest rates	—	1.31%
Expected volatility	—	31.96%
Dividend yields	—	0.21%
Expected lives	—	5 years

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

Restricted Stock

Shares and performance units awarded under the restricted stock program of the 2000 Plan and 2005 Plan are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. The grant date fair value of restricted stock awards is based on the quoted fair market value of our common stock at the award date.

Grants of restricted awards are subject to forfeiture if a grantee, among other conditions, leaves our employment prior to expiration of the restricted period. New grants of restricted awards generally vest one year after the date of grant in 25% increments over a four year period, with the exception of TSRs which vest after a three year period.

The following table summarizes the changes in non-vested restricted stock awards for the six months ended November 30, 2011.

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)

Non-vested at May 31, 2011	869	$40
Granted	467	48
Vested	(316)	40
Forfeited	(46)	42
Non-vested at November 30, 2011	974	44

The total fair value of shares vested during the six months ended November 30, 2011 was $12.6 million. During the six months ended November 30, 2010, the weighted average grant-date fair value of shares vested was $42 and the total fair value of shares vested was $10.6 million.

We recognized compensation expense for restricted stock of $6.5 million and $6.0 million in the six months ended November 30, 2011 and 2010, respectively. As of November 30, 2011, there was $42.4 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 3 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of November 30, 2011, 1.0 million shares had been issued under this plan, with 1.4 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during the six months ended November 30, 2011 and 2010 was $7 and $6, respectively, which represents the fair value of the 15% discount.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Six Months Ended November 30,
	2011	2010
	(in thousands)
Income taxes paid, net of refunds	$26,325	$14,489
Interest paid	6,739	9,082
Financing receivables:
Investment in equipment for financing leases	$—	$(54)
Principal collections from customers – financing leases	1,203	1,045
Net decrease in financing receivables	$1,203	$991

NOTE 9—NONCONTROLLING INTERESTS

The following table details the components of redeemable noncontrolling interests for the six months ended November 30, 2011 and 2010:

	Six Months Ended November 30,
	2011	2010
	(in thousands)
Beginning balance	$133,858	$102,672
Net income attributable to redeemable noncontrolling interest	5,542	4,736
Foreign currency translation adjustment	(1,955)	—
Increase in the maximum redemption amount of redeemable noncontrolling interest	2,489	7,871
Ending balance	$139,934	$115,279

For the six months ended November 30, 2011 and 2010, net income included in the consolidated statements of changes in shareholders’ equity is reconciled to net income presented in the consolidated statements of income as follows:

	Six Months Ended November 30,
	2011	2010
	(in thousands)
Net income attributable to Global Payments	$125,155	$102,873
Net income attributable to nonredeemable noncontrolling interest	9,533	4,068
Net income attributable to redeemable noncontrolling interest	5,542	4,736
Net income including noncontrolling interest	$140,230	$111,677

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and six months ended November 30, 2011 and 2010:

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
United States	$293,416	$245,671	$580,841	$501,302
Canada	85,521	81,453	176,742	162,666
North America merchant services	378,937	327,124	757,583	663,968

Europe	115,169	79,881	244,583	153,677
Asia-Pacific	36,399	36,521	71,110	66,020
International merchant services	151,568	116,402	315,693	219,697

Consolidated revenues	$530,505	$443,526	$1,073,276	$883,665

Operating income for segments:
North America merchant services	$70,673	$67,131	$142,431	$135,499
International merchant services	44,494	35,349	100,152	66,742
Corporate	(18,587)	(19,337)	(37,393)	(36,990)
Consolidated operating income	$96,580	$83,143	$205,190	$165,251

Depreciation and amortization:
North America merchant services	$8,535	$8,249	$17,067	$15,913
International merchant services	14,720	9,371	29,880	18,290
Corporate	769	404	1,293	525
Consolidated depreciation and amortization	$24,024	$18,024	$48,240	$34,728

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 11—COMMITMENTS AND CONTINGENCIES

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region.  We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%.  The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”).  HSBC Asia Pacific may exercise the Put Option on each anniversary of the closing of the acquisition. HSBC Asia Pacific did not exercise the Put Option on the first exercisable date of July 24, 2011. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP.  We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $139.9 million as of November 30, 2011, $45.6 million of which was puttable to us on July 24, 2011. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of November 30, 2011 on our consolidated balance sheet.

NOTE 12—SUBSEQUENT EVENTS

On October 2, 2011, our UCS subsidiary in Russia entered into a sale and purchase agreement with Alfa-Bank ("Alfa"), the largest privately owned bank in Russia, to acquire Alfa's merchant acquiring business. On October 21, 2011, UCS made a payment of $7.0 million to Alfa to mitigate Alfa's risk of merchant attrition should the acquisition fail to close. We have included this payment in other assets in our November 30, 2011 consolidated balance sheet. This payment is also reflected in the "Business and intangible asset acquisitions, net of cash acquired" line item in our consolidated statement of cash flows for the six months ended November 30, 2011. We anticipate paying the balance of the purchase price, based on the merchant retention rate associated with the transaction, in the third quarter of fiscal 2012. This acquisition will be recorded as a business combination, and the final purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values.

On December 30, 2011, we acquired a merchant acquiring business in Malta from HSBC Malta. This transaction will be recorded as a business combination, and the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this transaction, the allocation of the purchase price has not been finalized pending valuation of intangible assets.

On January 5, 2012, we signed an agreement to acquire the U.S. merchant portfolio of CyberSource from Visa. We expect this transaction to close during the third quarter of fiscal 2012.

The aggregate purchase price for these three transactions will approximate $45 million.

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

Executive Overview

Revenues increased $189.6 million, or 21%, during the six months ended November 30, 2011 compared to the prior year’s comparable period. Revenue growth was driven by strong performance across all of our regions, the impact of our acquisition in Spain on December 20, 2010, and favorable foreign currency trends.

Operating income increased $39.9 million during the six months ended November 30, 2011 compared to the prior year’s comparable period. Operating margins for the six months ended November 30, 2011 increased to 19.1% compared to 18.7% during the six months ended November 30, 2010. The increase in operating margin is due to strong results in our International merchant services segment, a marketing fee true-up in Spain, lower corporate expenses as a percentage of revenue and stable performance in

Canada, partially offset by the margin dilutive effect of our U.S. ISO channel.

For the six months ended November 30, 2011 currency exchange rate fluctuations increased our revenues by $16.9 million and our earnings by $0.06 per diluted share. To calculate this impact, we converted our fiscal 2012 actual revenues and expenses from continuing operations at fiscal 2011 currency exchange rates. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

New debit interchange legislation became effective October 1, 2011 reducing interchange rates on most domestic debit transactions. We recognize revenue net of interchange, therefore this reduction in interchange increased revenues by approximately $15 million and earnings per share by approximately $0.02 per share. The majority of the revenue increase was through our ISO channel which is dilutive to operating margins; therefore, the revenue increase reduced our operating margin by just under 15 basis points. We believe any future benefits resulting from debit legislation are uncertain and transitory in nature due to our competitive marketplace.

During our third fiscal quarter we entered into three acquisitions which will expand our International and e-commerce presence. In October 2011 and December 2011, our UCS subsidiary acquired Alfa-Bank's merchant acquiring business. Alfa-Bank is the largest privately owned bank in Russia. In December 2011, we also acquired a merchant acquiring business in Malta and entered into an agreement to acquire a U.S. e-commerce portfolio.

Results of Operations

The following table shows key selected financial data for the three months ended November 30, 2011 and 2010, this data as a percentage of total revenue, and the changes between three months ended November 30, 2011 and 2010, in dollars and as a percentage of the prior year’s comparable period. Comercia's results of operations are included in our consolidated results of operations and results of operations of our International merchant services segment from December 20, 2010, the date we acquired our controlling financial interest. Accordingly, results of operations for the three months ended November 30, 2011 reflect the results of Comercia's operations, while results of operations for the three months ended November 30, 2010 do not.

	Three Months Ended November 30, 2011	% of Revenue(1)	Three Months Ended November 30, 2010	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$293,416	55	$245,671	55	$47,745	19
Canada	85,521	16	81,453	18	4,068	5
North America merchant services	378,937	71	327,124	74	51,813	16

Europe	115,169	22	79,881	18	35,288	44
Asia-Pacific	36,399	7	36,521	8	(122)	—
International merchant services	151,568	29	116,402	26	35,166	30

Total revenues	$530,505	100	$443,526	100	$86,979	20

Consolidated operating expenses:
Cost of service	$185,931	35.0	$154,205	34.8	$31,726	21
Sales, general and administrative	247,994	46.7	206,178	46.5	41,816	20
Operating income	$96,580	18.2	$83,143	18.7	$13,437	16

Operating income for segments:
North America merchant services	$70,673		$67,131		$3,542	5
International merchant services	44,494		35,349		9,145	26
Corporate	(18,587)		(19,337)		750	4
Operating income	$96,580		$83,143		$13,437	16

Operating margin for segments:
North America merchant services	18.7%		20.5%		(1.8)%
International merchant services	29.4%		30.4%		(1.0)%
(1) Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the six months ended November 30, 2011 and 2010, this data as a percentage of total revenue, and the changes between six months ended November 30, 2011 and 2010, in dollars and as a percentage of the prior year’s comparable period. Comercia's results of operations are included in our consolidated results of operations and results of operations of our International merchant services segment from December 20, 2010, the date we acquired our controlling financial interest. Accordingly, results of operations for the six months ended November 30, 2011 reflect the results of Comercia's operations, while results of operations for the six months ended November 30, 2010 do not.

	Six Months Ended November 30, 2011	% of Revenue(1)	Six Months Ended November 30, 2010	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$580,841	54	$501,302	57	$79,539	16
Canada	176,742	16	162,666	18	14,076	9
North America merchant services	757,583	71	663,968	75	93,615	14

Europe	244,583	23	153,677	17	90,906	59
Asia-Pacific	71,110	7	66,020	7	5,090	8
International merchant services	315,693	29	219,697	25	95,996	44

Total revenues	$1,073,276	100	$883,665	100	$189,611	21

Consolidated operating expenses:
Cost of service	$377,467	35.2	$305,246	34.5	$72,221	24
Sales, general and administrative	490,619	45.7	413,168	46.8	77,451	19
Operating income	$205,190	19.1	$165,251	18.7	$39,939	24

Operating income for segments:
North America merchant services	$142,431		$135,499		$6,932	5
International merchant services	100,152		66,742		33,410	50
Corporate	(37,393)		(36,990)		(403)	(1)
Operating income	$205,190		$165,251		$39,939	24

Operating margin for segments:
North America merchant services	18.8%		20.4%		(1.6)%
International merchant services	31.7%		30.4%		1.3%
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

For the three months ended November 30, 2011, revenues increased 20% to $530.5 million compared to the prior year’s comparable period. For the six months ended November 30, 2011, revenues increased 21% to $1,073.3 million compared to the prior year’s comparable period.

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the three months ended November 30, 2011, currency exchange rate fluctuations increased our revenues by $1.9 million. For the six months ended November 30, 2011, currency exchange rate fluctuations increased our revenues by $16.9 million.

North America Merchant Services Segment

For the three months ended November 30, 2011, revenue from our North America merchant services segment increased 16% to $378.9 million compared to the prior year’s comparable period. For the six months ended November 30, 2011, revenue from our North America merchant services segment increased 14% to $757.6 million compared to the prior year’s comparable period. North America revenue growth was driven by our U.S. ISO channel, reduced interchange expenses due legislation as explained below, strong growth from our gaming business and solid performance from our direct channel.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For the three months ended November 30, 2011, our United States direct credit and debit card processed transactions grew 13%, and our total United States revenue grew 19% compared to the prior year period. For the six months ended November 30, 2011, our United States direct credit and debit card processed transactions grew 13%, and our total United States revenue grew 16% compared to the prior year period. For the three months ended November 30, 2011 compared to the prior year’s comparable period, our United States average ticket decreased approximately 2% which was offset by increased spreads. For the six months ended November 30, 2011 compared to the prior year’s comparable period, our United States average ticket decreased approximately 3% which was offset by increased spreads. This decline in average ticket is primarily due to a shift toward smaller merchants added through our ISO channel.  Smaller merchants tend to have lower average tickets than larger merchants. The effect of consumers replacing cash-based payments with debit card transactions also lowers our overall average ticket amounts.   Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit transactions, with PIN-based debit transactions representing less than 10% of our total transactions.

On June 29, 2011, the Federal Reserve board adopted the final rule implementing Section 1075 (“the Durbin amendment”) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective October 1, 2011, the Durbin amendment capped the amount of debit interchange that card issuers may charge on debit transactions. Our interchange expenses decreased as a result of the Durbin amendment. We recognize revenue net of interchange expense; therefore, our revenues increased approximately $15 million as a result of lower interchange expense. We believe that any future benefits resulting from the Durbin amendment are uncertain due to our competitive marketplace.

For the three months ended November 30, 2011, our Canadian revenue increased 5%, and our credit and debit card processed transactions grew 5% compared to the prior year period. For the six months ended November 30, 2011, our Canadian revenue increased 9%, and our credit and debit card processed transactions grew 4% compared to the prior year period. The increase in revenue was due to Canada credit and debit card transaction growth and favorable currency trends in Canada, which were somewhat offset by market-driven pricing pressure compared to the prior year’s comparable period.

International Merchant Services Segment

For the three months ended November 30, 2011, International merchant services revenue increased 30% to $151.6 million compared to the prior year’s comparable period. For the six months ended November 30, 2011, International merchant services revenue increased 44% to $315.7 million compared to the prior year’s comparable period.

Our Europe merchant services revenue for the three months ended November 30, 2011 increased 44% to $115.2 million compared to the prior year period. Our Europe merchant services revenue for the six months ended November 30, 2011 increased 59% to $244.6 million compared to the prior year period. Our Europe merchant services revenue increased due to the impact of our acquisition in Spain on December 20, 2010, pricing benefits in the United Kingdom and favorable foreign currency trends during the six months ended November 30, 2011.

Asia-Pacific merchant services revenue was flat for the three months ended November 30, 2011 and 2010 with $36.4 million and $36.5 million, respectively. This was primarily due to the strong growth in last year's quarter related to a successful product launch by one of our merchants. Asia-Pacific merchant services revenue for the six months ended November 30, 2011 increased

8% to $71.1 million compared to the prior year’s comparable period. The growth was due to solid business performance across the region.

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

Cost of service increased 21% to $185.9 million for the three months ended November 30, 2011 compared to the prior year’s comparable period. Cost of service increased 24% to $377.5 million for the six months ended November 30, 2011 compared to the prior year’s comparable period. As a percentage of revenue, cost of service remained relatively flat for the three and six months ended November 30, 2011 when compared to the prior year’s comparable period.

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

Sales, general and administrative expenses increased 20% to $248.0 million for the three months ended November 30, 2011 compared to the prior year’s comparable period. Sales, general and administrative expenses increased 19% to $490.6 million for the six months ended November 30, 2011 compared to the prior year’s comparable period. This increase is primarily due to an increase in commission payments to ISOs. As a percentage of revenue, sales, general and administrative expense remained relatively flat at 46.7% for the three months ended November 30, 2011 compared to 46.5% in the prior year’s comparable period. As a percentage of revenue, sales, general and administrative expense decreased to 45.7% for the six months ended November 30, 2011 compared to 46.8% in the prior year’s comparable period. This decrease is due to increasing revenues due to pricing changes in the United Kingdom which did not have proportional increases in sales, general and administrative expenses.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment increased 5% for the three and six months ended November 30, 2011 compared to the prior year’s comparable period. The increase in operating income was driven by growth in the U.S. primarily driven by our ISO channel resulting in operating margins decreasing during fiscal 2012. This also reflects stable performance in Canada. The operating margin was 18.7% and 20.5% for the three months ended November 30, 2011 and 2010, respectively. The operating margin was 18.8% and 20.4% for the six months ended November 30, 2011 and 2010, respectively.

Effective October 1, 2011, the new debit interchange legislation capped the amount of interchange that card issuers may charge on debit transactions. Our interchange expenses decreased as a result of this. We recognize revenue net of interchange expense; therefore, our revenues increased as a result of lower interchange expense with a resulting increase in operating income as well. Increased revenues came primarily through our ISO channel, where reduced interchange fees led to higher revenues and a proportional increase in ISO commission expense, with an associated reduction in our operating margin.

International Merchant Services Segment

Operating income in the International merchant services segment increased 26% to $44.5 million for the three months ended November 30, 2011 compared to the prior year’s comparable period. The operating margin was 29.4% and 30.4% for the three months ended November 30, 2011 and 2010, respectively.

Operating income in the International merchant services segment increased 50% to $100.2 million for the six months ended November 30, 2011 compared to the prior year’s comparable period. The operating margin was 31.7% and 30.4% for the six months ended November 30, 2011 and 2010, respectively. The increase in operating margin is due to the strong segment results and a marketing fee true-up in Spain.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, expenses related to our Global Service Center in Manila, Philippines that have not been allocated to our business segments, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, information technology, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs. Our corporate costs decreased 4% to $18.6 million for the three months ended November 30, 2011 compared to the prior year’s comparable period. Included in the prior year's corporate costs were start up expenses related to our Global Service Center. We had no such costs during the current year. Our corporate costs increased 1% to $37.4 million for the six months ended November 30, 2011 compared to the prior year’s comparable period due to general infrastructure growth.

Consolidated Operating Income

During the three months ended November 30, 2011, our consolidated operating income increased $13.4 million to $96.6 million compared to the prior year’s comparable period. During the six months ended November 30, 2011, our consolidated operating income increased $39.9 million to $205.2 million compared to the prior year’s comparable period. The increase in our consolidated operating income is due to the increases in our International merchant services segment, offset by increased sales, general and administrative expenses as discussed above.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other expense, net, increased to $2.6 million for the three months ended November 30, 2011 compared to $0.2 million in the prior year’s comparable period. Other expense, net, increased to $4.2 million for the six months ended November 30, 2011 compared to $3.5 million in the prior year’s comparable period. The increase in other expense, net is primarily due to increased borrowings to fund the Comercia acquisition, UK back-end conversion and our share repurchase program.

Provision for Income Taxes

Our effective tax rates were 27.5% and 29.6% for the three months ended November 30, 2011 and 2010, respectively. Our effective tax rates were 30.2% and 30.6% for the six months ended November 30, 2011 and 2010, respectively. The effective tax rates for the six months ended November 30, 2011 and 2010 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% and 1%, respectively.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax increased to $7.0 million from $4.4 million for the three months ended November 30, 2011 and 2010, respectively. Noncontrolling interests, net of tax increased to $15.1 million from $8.8 million for the six months ended November 30, 2011 and 2010, respectively. This increase is primarily due to our acquisition of a 51% controlling financial interest in Comercia on December 20, 2010.

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

Our capital plan objectives are to support the Company’s operational needs and strategic plan for long-term growth while maintaining a low cost of capital. Lines of credit are used in certain of our markets to fund settlement and as a source of working capital and, along with other bank financing, to fund acquisitions. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise.

At November 30, 2011, we had cash and cash equivalents totaling $770.9 million. Of this amount, we consider $238.3 million to be available cash. Our available cash balance includes $202.0 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-US acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

Available cash generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors' funding obligation to the merchant. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At November 30, 2011, our cash and cash equivalents included $360.1 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Operating activities used net cash of $314.1 million during the six months ended November 30, 2011 compared to using net cash of $60.9 million during the prior year’s comparable period. The decrease in cash flow from operating activities was primarily due the change in net settlement processing assets and obligations of $259.9 million. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash used in investing activities decreased $15.1 million to $40.9 million for the six months ended November 30, 2011 from the prior year’s comparable period, primarily due to a reduction in our capital expenditures for investments in software and infrastructure of $16.6 million. This reduction in capital expenditures was slightly offset by an increase in cash used for business acquisitions of $3.5 million. During the six months ended November 30, 2011 we made a $7 million payment for the acquisition of a merchant acquiring business in Russia. We expect to make additional payments , subject to adjustments based on the merchant retention rate associated with the transaction, to finalize this acquisition during the third quarter of fiscal 2012.

For the six months ended November 30, 2011, we used $211.8 million in cash for financing activities compared to $2.4 million cash provided by financing activities in the prior year. The increase in cash used in financing activities was primarily due to increased payments on our line of credit borrowings and long-term debt obligations which was offset by an increase in borrowings on our Corporate Credit Facility primarily to fund the share repurchase program. In the first half of fiscal year 2012 we repurchased 2,290,059 shares of our common stock at a cost of $99.6 million.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. During fiscal year 2012, we expect capital expenditures to range between $95.0 and $105.0 million.

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2011 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Redeemable Noncontrolling interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”).  HSBC Asia Pacific may exercise the Put Option on each anniversary of the closing of the acquisition. HSBC Asia Pacific did not exercise the Put Option on the first exercisable date of July 24, 2011.  By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $139.9 million as of November 30, 2011, $45.6 million of which was puttable to us on July 24, 2011. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of November 30, 2011 on our consolidated balance sheet.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	November 30, 2011	May 31, 2011
Lines of credit:	(in thousands)
Corporate Credit Facility - long term	$163,922	$183,975
Short-term lines of credit:
United Kingdom Credit Facility	78,413	108,333
Hong Kong Credit Facility	82,863	73,554
Canada Credit Facility	7,189	18,725
Malaysia Credit Facility	17,866	17,743
Spain Credit Facility	16,258	17,646
Singapore Credit Facility	9,564	17,245
Philippines Credit Facility	6,096	9,736
Maldives Credit Facility	2,843	3,202
Macau Credit Facility	2,396	2,372
Sri Lanka Credit Facility	2,188	2,189
Total short-term lines of credit	$225,676	$270,745
Total lines of credit	389,598	454,720
Notes Payable	13,363	14,285
Term loans	113,899	155,759
Total debt	$516,860	$624,764

Current portion	$313,638	$356,547
Long-term debt	203,222	268,217
Total debt	$516,860	$624,764

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. Our short-term line of credit facilities are used to fund settlement and provide a source of working capital. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents.  Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our credit facilities at November 30, 2011 were $925.9 million, of which $436.1 million is available under our Corporate Credit Facility.

During the quarter ended November 30, 2011 the maximum and average borrowings under our credit facilities were $1,065.0 million and $580.8 million, respectively. The weighted average interest rates on these borrowings were 1.72% and 1.71%, respectively. Our maximum borrowed amount was greater than our average and period end borrowings due to share repurchases and the timing of settlement funding.

Term Loans

We have a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States which we used to partially fund our HSBC Merchant Services LLP acquisition. The term loan bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of November 30, 2011 the interest rate on the term loan was 1.26%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended November 30, 2008 and increasing to $10.0 million beginning with the quarter ended November 30, 2010 and $15.0 million beginning with the quarter ending November 30, 2011. As of November 30, 2011, the outstanding balance of the term loan was $90.0 million.

We have a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then-existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. In December 2010, the entire balance of the United States dollar portion of the term loan was repaid by a borrowing on the Corporate Credit Facility, and the facility terms were amended. The term loan expires in July 2012 and has a variable interest rate based on the London Interbank Offered Rate plus a leverage based margin.  As of November 30, 2011, the interest rate on the remaining British Pound Sterling portion of the term loan was 2.25%. The term loan requires quarterly principal payments of £2.2 million beginning with the quarter ended November 30, 2009 and increasing to £3.3 million beginning with the quarter ended November 30, 2010. As of November 30, 2011, the outstanding balance of this term loan was $23.9 million (£15.2 million).

Notes Payable

UCS, our subsidiary in the Russian Federation has notes payable with a total outstanding balance of approximately $13.4 million at November 30, 2011. These notes have fixed interest rates ranging from 8.0% to 10.0% with maturity dates ranging from December 2011 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of November 30, 2011.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the six months ended November 30, 2011, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2011. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2011 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although the majority of our operations are conducted in U.S. dollars, a substantial amount of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the six months ended November 30, 2011, currency rate fluctuations increased our revenues by $16.9 million and our diluted earnings per share by $0.06. To calculate this we converted our fiscal 2012 actual revenues and expenses from continuing operations at fiscal 2011 currency exchange rates.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 contains additional information regarding our exposure to market risk.

Item 4. Controls and Procedures

As of November 30, 2011, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have, however, implemented an upgrade of our accounting systems to Oracle E-Business Suite R12 (“Oracle R12”). We have already implemented the general ledger as well as the accounts payable, purchasing and accounts receivable functions on Oracle R12. We intend to transition other functions under a separate phase of the project.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the second quarter of fiscal 2012, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
September 1, 2011 – September 30, 2011	435,800	43.78	435,800	$—
October 1, 2011 – October 31, 2011	—	—	—	$—
November 1, 2011 – November 30, 2011	—	—	—	$—
Total	435,800	$43.78	435,800

Note: On August 8, 2011, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100 million of Global Payments’ stock in the open market or at the current market price, subject to market conditions, business opportunities, and other factors. Repurchased shares under this authorization were retired. This share repurchase program has concluded.

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

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2011, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: January 6, 2012    /s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: January 6, 2012    /s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer