Form 10-Q
period 2012-02-29
GLOBAL PAYMENTS INC
filed 2012-04-02
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2012

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
Yes ☐   No ☒
The number of shares of the issuer’s common stock, no par value outstanding as of March 29, 2012 was 78,559,294.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended February 29, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenues	$533,539	$456,382
Operating expenses:
Cost of service	194,218	168,332
Sales, general and administrative	246,973	209,851
	441,191	378,183
Operating income	92,348	78,199
Other income (expense):
Interest and other income	2,368	1,631
Interest and other expense	(3,698)	(4,315)
	(1,330)	(2,684)
Income from continuing operations before income taxes	91,018	75,515
Provision for income taxes	(25,328)	(20,962)
Income from continuing operations	65,690	54,553
Loss from discontinued operations, net of tax	—	(430)
Net income including noncontrolling interests	65,690	54,123
Less: Net income attributable to noncontrolling interests, net of income tax provision of $771 and $644, respectively	(7,770)	(6,334)
Net income attributable to Global Payments	$57,920	$47,789
Amounts attributable to Global Payments:
Income from continuing operations	$57,920	$48,219
Loss from discontinued operations, net of tax	—	(430)
Net income attributable to Global Payments	$57,920	$47,789
Basic earnings per share attributable to Global Payments:
Income from continuing operations	$0.74	$0.60
Loss from discontinued operations	—	—
Net income attributable to Global Payments	$0.74	$0.60
Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$0.73	$0.60
Loss from discontinued operations	—	(0.01)
Net income attributable to Global Payments	$0.73	$0.59
Dividends per share	$0.02	$0.02
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	February 29, 2012	February 28, 2011
Revenues	$1,606,815	$1,340,047
Operating expenses:
Cost of service	571,685	473,578
Sales, general and administrative	737,593	623,019
	1,309,278	1,096,597
Operating income	297,537	243,450
Other income (expense):
Interest and other income	7,128	7,239
Interest and other expense	(12,663)	(13,455)
	(5,535)	(6,216)
Income from continuing operations before income taxes	292,002	237,234
Provision for income taxes	(86,082)	(70,489)
Income from continuing operations	205,920	166,745
Loss from discontinued operations, net of tax	—	(946)
Net income including noncontrolling interests	205,920	165,799
Less: Net income attributable to noncontrolling interests, net of income tax provision of $3,709 and $1,949, respectively	(22,845)	(15,138)
Net income attributable to Global Payments	$183,075	$150,661
Amounts attributable to Global Payments:
Income from continuing operations	$183,075	$151,607
Loss from discontinued operations, net of tax	—	(946)
Net income attributable to Global Payments	$183,075	$150,661
Basic earnings per share attributable to Global Payments:
Income from continuing operations	$2.32	$1.90
Loss from discontinued operations	—	(0.01)
Net income attributable to Global Payments	$2.32	$1.89
Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$2.30	$1.89
Loss from discontinued operations	—	(0.02)
Net income attributable to Global Payments	$2.30	$1.87
Dividends per share	$0.06	$0.06
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 29, 2012	May 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$735,733	$1,354,285
Accounts receivable, net of allowances for doubtful accounts of $424 and $472, respectively	156,038	166,540
Claims receivable, net of allowances for losses of $4,417 and $3,870, respectively	1,153	914
Settlement processing assets	179,515	280,359
Inventory	12,380	7,640
Deferred income taxes	3,943	2,946
Prepaid expenses and other current assets	37,737	35,291
Total current assets	1,126,499	1,847,975
Goodwill	760,972	779,637
Other intangible assets, net of accumulated amortization of $230,173 and $197,066, respectively	318,843	341,500
Property and equipment, net of accumulated depreciation of $176,696 and $147,670, respectively	288,428	256,301
Deferred income taxes	98,585	104,140
Other	23,644	20,978
Total assets	$2,616,971	$3,350,531
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$215,716	$270,745
Current portion of long-term debt	82,505	85,802
Accounts payable and accrued liabilities	213,613	241,578
Settlement processing obligations	221,247	838,565
Income taxes payable	19,289	7,674
Total current liabilities	752,370	1,444,364
Long-term debt	177,846	268,217
Deferred income taxes	120,748	116,432
Other long-term liabilities	56,803	49,843
Total liabilities	1,107,767	1,878,856
Commitments and contingencies (See Note 11)
Redeemable noncontrolling interest	141,897	133,858
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 78,545,273 and 80,334,781 issued and outstanding at February 29, 2012 and May 31, 2011, respectively (see Note 1)	—	—
Paid-in capital (see Note 1)	354,191	419,591
Retained earnings (see Note 1)	842,487	685,624
Accumulated other comprehensive income	33,299	79,320
Total Global Payments shareholders’ equity	1,229,977	1,184,535
Noncontrolling interest	137,330	153,282
Total equity	1,367,307	1,337,817
Total liabilities and equity	$2,616,971	$3,350,531
See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net income including noncontrolling interests	$205,920	$165,799
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	35,821	29,033
Amortization of acquired intangibles	37,676	27,486
Share-based compensation expense	12,796	11,748
Provision for operating losses and bad debts	18,833	15,301
Deferred income taxes	5,858	3,639
Loss on disposal of discontinued operations, non-cash	—	602
Other, net	(949)	(3,362)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	10,502	(5,836)
Claims receivable	(11,744)	(11,534)
Settlement processing assets and obligations, net	(523,802)	444,174
Inventory	(4,773)	(69)
Prepaid expenses and other assets	(2,388)	(7,997)
Accounts payable and other accrued liabilities	(22,211)	45,182
Income taxes payable	11,615	19,125
Net cash (used in) provided by operating activities	(226,846)	733,291
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(44,245)	(167,775)
Capital expenditures	(71,084)	(77,095)
Preliminary settlement of working capital adjustments from disposition of business	—	(1,921)
Net decrease in financing receivables	1,862	1,514
Net cash used in investing activities	(113,467)	(245,277)
Cash flows from financing activities:
Net (payments) borrowings on lines of credit	(55,029)	109,774
Proceeds from issuance of long-term debt	71,374	202,155
Principal payments under long-term debt	(162,482)	(248,996)
Proceeds from stock issued under employee stock plans	9,630	12,072
Common stock repurchased - share based compensation plans	(4,847)	—
Repurchase of common stock	(99,604)	(14,900)
Tax benefit from employee share-based compensation	2,036	1,335
Distributions to noncontrolling interest	(24,334)	(6,650)
Dividends paid	(4,740)	(4,782)
Net cash (used in) provided by financing activities	(267,996)	50,008
Effect of exchange rate changes on cash	(10,243)	21,097
(Decrease) Increase in cash and cash equivalents	(618,552)	559,119
Cash and cash equivalents, beginning of the period	1,354,285	769,946
Cash and cash equivalents, end of the period	$735,733	$1,329,065
See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2011, as previously reported	80,335	$502,993	$(112,980)	$715,202	$82,159	$(2,839)	$1,184,535	$153,282	$1,337,817
Retrospective adjustment for the correction of an error (see Note 1)		(112,980)	112,980	—	—	—	—	—	—
Retrospective adjustment for the change in accounting method for the retirement of repurchased shares (see Note 1)		29,578	—	(29,578)	—	—	—	—	—
Balance at May 31, 2011, as adjusted		419,591	—	685,624	82,159	(2,839)	1,184,535	153,282	1,337,817
Comprehensive income:
Net income including noncontrolling interests				183,075			183,075	13,150	196,225
Foreign currency translation adjustment, net of tax of $783					(46,021)		(46,021)	(12,492)	(58,513)
Total comprehensive income							137,054	658	137,712
Stock issued under employee stock plans, net	500	4,783					4,783		4,783
Tax benefit from employee share-based compensation, net		2,036					2,036		2,036
Share-based compensation expense		12,796					12,796		12,796
Distributions to noncontrolling interest							—	(16,610)	(16,610)
Redeemable noncontrolling interest valuation adjustment				(6,883)			(6,883)		(6,883)
Repurchase of common stock (see Note 1)	(2,290)	(85,015)		(14,589)			(99,604)		(99,604)
Dividends paid ($0.06 per share)				(4,740)			(4,740)		(4,740)
Balance at February 29, 2012	78,545	$354,191	$—	$842,487	$36,138	$(2,839)	$1,229,977	$137,330	$1,367,307

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Loss
	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2010, as previously reported	79,646	$460,747	(100,000)	$544,772	$(41,306)	$(2,949)	$861,264	$10,253	$871,517
Retrospective adjustment for the correction of an error (see Note 1)		(100,000)	100,000	—	—	—	—	—	—
Retrospective adjustment for the change in accounting method for the retirement of repurchased shares (see Note 1)		29,578	—	(29,578)	—	—	—	—	—
Balance at May 31, 2010, as adjusted		390,325	—	515,194	(41,306)	(2,949)	861,264	10,253	871,517
Comprehensive income:
Net income including noncontrolling interests				150,661			150,661	6,720	157,381
Foreign currency translation adjustment, net of tax of $(6,630)					93,538		93,538		93,538
Total comprehensive income							244,199	6,720	250,919
Stock issued under employee stock plans, net	765	12,072					12,072		12,072
Tax benefit from employee share-based compensation, net		190					190		190
Share-based compensation expense		11,748					11,748		11,748
Noncontrolling interest in business acquisitions								132,784	132,784
Distributions to noncontrolling interest								(6,650)	(6,650)
Redeemable noncontrolling interests valuation adjustment				(15,469)			(15,469)		(15,469)
Repurchase of common stock (see Note 1)	(345)	(12,980)					(12,980)		(12,980)
Dividends paid ($0.06 per share)				(4,782)			(4,782)		(4,782)
Balance at February 28, 2011	80,066	$401,355	—	$645,604	$52,232	$(2,949)	$1,096,242	$143,107	$1,239,349

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

Correction of an error and change in accounting principle— During the three months ended August 31, 2011 we determined that our presentation of repurchased shares as a separate component of shareholders' equity ("Treasury stock") in previously issued financial statements was at variance with Georgia incorporation law. As such, our shares repurchased during fiscal year 2010 and the first quarter of fiscal 2011 should have been accounted for as constructively retired, and the cost of repurchased shares should have been charged to paid-in capital in accordance with our accounting policy at that time. As a result of this error, our previously reported balances of treasury stock and paid-in capital as of May 31, 2011 and 2010 were misstated. To correct this error we have restated our May 31, 2011 treasury stock and paid-in capital balances, including an adjustment of $13.0 million for the nine months ended February 28, 2011. This adjustment is reflected in our consolidated statements of changes in equity by eliminating treasury stock and reclassifying this balance to paid-in capital. The May 31, 2011 treasury stock balance of $113.0 million has been reclassified to reduce paid-in capital by $113.0 million. The May 31, 2010 treasury stock balance of $100.0 million has been reclassified to reduce paid-in capital by $100.0 million. The effect of these misstatements was limited to treasury stock and paid-in capital.

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

Revenue recognition— Our two merchant services segments primarily include processing solutions for credit cards, debit cards, and check-related services. Revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. The majority of our business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of Independent Sales Organizations (ISOs) that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. Revenue from credit cards and signature debit cards, which are only a U.S. based card type, is generally based on a percentage of transaction value along with other related fees, while revenue from PIN debit cards is typically based on a fee per transaction.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include reserve funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of February 29, 2012 and May 31, 2011, our cash and cash equivalents included $330.9 million and $271.4 million, respectively, related to Merchant Reserves.

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

Settlement processing assets and obligations— We are designated as a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks (“Member”) sponsoring us and our adherence to the standards of the networks. We have five primary financial institution sponsors in the United States, Canada, the United Kingdom, Spain, Malta, the Asia-Pacific region and the Russian Federation with whom we have sponsorship or depository and clearing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply. Certain of the member financial institutions of Visa and MasterCard are our competitors. In certain markets, we are members in various payment networks, allowing us to process and fund transactions without third-party sponsorship.

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

For transactions processed on our systems, we use our internal network telecommunication infrastructure to provide funding instructions to the Members who in turn fund the merchants. In certain of our markets, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card networks creating a net settlement obligation on our balance sheet. In our other markets, the Member funds the merchants before the Member receives the net settlement funds from the card networks, creating a net settlement asset on our balance sheet. In certain markets in the Asia-Pacific region and Malta, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. In such instances, we do not reflect the related settlement processing assets and obligations in our consolidated balance sheet. The Member will continue to provide these operations and services until the integration to our platform is completed. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in other markets at which point the related settlement assets and obligations will be reflected in our consolidated balance sheet.

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

Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding (“Receivable from Members”), (iii) our receivable from the card networks for transactions processed on behalf of merchants where we are a Member of that particular network (“Receivable from networks”), and (iv) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (iv) Merchant Reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder (“Merchant Reserves”). Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) our receivable from the Members for transactions for which we have funded merchants on behalf of the Members prior to the receipt of funding from the Members ("Receivable from Members") (iii) our liability to the Members for transactions for which we have received funding from the Members but have not funded merchants on behalf of the Members (“Liability to Members”), (iv) our liability to merchants for transactions that have been processed but not yet funded where we are a Member of that particular network (“Liability to merchants”), (v) Exception items, (vi) Merchant Reserves, (vii) the reserve for operating losses (see Reserve for operating losses below), and (viii) the reserve for sales allowances. In cases in which the Member uses its own funds to satisfy a funding obligation to merchants that precedes the incoming amount from the card network, we reflect the amount of this funding as a component of “Liability to Members.”

A summary of these amounts as of February 29, 2012 and May 31, 2011 is as follows:

	February 29, 2012	May 31, 2011
Settlement processing assets:	(in thousands)
Interchange reimbursement	$23,717	$72,022
Receivable from Members	55,262	142,117
Receivable from networks	101,005	124,980
Exception items	1,046	4,456
Merchant Reserves	(1,515)	(63,216)
Total	$179,515	$280,359
	.
Settlement processing obligations:
Interchange reimbursement	$194,587	$212,069
Receivable from (liability to) Members	19,740	(718,650)
Liability to merchants	(113,291)	(129,806)
Exception items	12,087	12,394
Merchant Reserves	(329,395)	(208,195)
Reserve for operating losses	(3,471)	(3,102)
Reserves for sales allowances	(1,504)	(3,275)
Total	$(221,247)	$(838,565)

Reserve for operating losses— As a part of our merchant credit and debit card processing and check guarantee services, we experience merchant losses and check guarantee losses, which are collectively referred to as “operating losses.”

Our credit card processing merchant customers are liable for any charges or losses that occur under the merchant agreement. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other merchant-related reason, we may be liable for any such losses based on our merchant agreement. We require cash deposits (merchant reserves), guarantees, letters of credit, and other types of collateral by certain merchants to minimize any such contingent liability. We also utilize a number of systems and procedures to manage merchant risk. We have, however, historically experienced losses due to merchant defaults.

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

As of February 29, 2012 and May 31, 2011, $3.5 million and $3.1 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended February 29, 2012 and February 28, 2011, we recorded such expenses in the amounts of $2.1 million and $1.6 million, respectively. For the nine months ended February 29, 2012 and February 28, 2011, we recorded such expenses in the amounts of $7.3 million and $3.7 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee approximates cost and is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of February 29, 2012 and May 31, 2011, we have a check guarantee loss reserve of $4.4 million and $3.9 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. For the three months ended February 29, 2012 and February 28, 2011, we recorded expenses of $3.7 million and $3.5 million, respectively. For the nine months ended February 29, 2012 and February 28, 2011, we recorded expenses of $11.5 million and $11.3 million, respectively, which are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

During fiscal 2010, we placed into service $54.9 million of hardware and software associated with our next generation technology processing platform, referred to as G2. The vision for this platform is to serve as a front-end operating environment for merchant processing and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform’s use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region and for a limited number of U.S. merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the nine months ended February 29, 2012 was not significant. Depreciation and amortization expense will increase as we complete migrations of other markets to the G2 platform.

Goodwill and other intangible assets— We completed our most recent annual goodwill impairment test as of January 1, 2012 and determined that the fair value of each of our reporting units were substantially in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-lived intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values or discounted cash flow analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at February 29, 2012 and May 31, 2011.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our effective tax rate was 27.8% for the three months ended February 29, 2012 and February 28, 2011. Our effective tax rates were 29.5% and 29.7% for the nine months ended February 29, 2012 and February 28, 2011, respectively. The effective tax rates for the nine months ended February 29, 2012 and February 28, 2011 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% and 1%, respectively. Please see Note 5 – Income Tax for further information.

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. At February 29, 2012, the carrying amount of our term loans approximates fair value. Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 10.0% and maturity dates ranging from March 2012 through December 2016. At February 29, 2012, we believe the carrying amount of these notes approximates fair value. Please see Note 4 – Long-Term Debt and Credit Facilities for further information.

Financing receivables— Our subsidiary in the Russian Federation purchases Automated Teller Machines (ATMs) and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $14.8 million and $18.9 million of financing receivables included in our February 29, 2012 and May 31, 2011 consolidated balance sheets, respectively.

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

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency.  Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period.  For the three and nine months ended February 29, 2012 and February 28, 2011, our transaction gains and losses were insignificant.

The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. Income statement items are translated at the weighted average rates prevailing during the period. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income.

Earnings per share— Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for both the three months ended February 29, 2012 and February 28, 2011 excludes shares of 0.1 million related to stock options. The diluted share base for the nine months ended February 29, 2012 and February 28, 2011 excludes shares of 0.3 million and 0.7 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three and nine months ended February 29, 2012 and February 28, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Basic weighted average shares outstanding	78,421	79,897	78,937	79,711
Plus: dilutive effect of stock options and other share-based awards	644	836	574	702
Diluted weighted average shares outstanding	79,065	80,733	79,511	80,413

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

In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05" ("ASU 2011-12"). The amendments in ASU 2011-12 defer the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. See below for the provisions of ASU 2011-05.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in FASB Accounting Standards Codification Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for us beginning in the quarter ended May 31, 2012. We do not expect an impact on our consolidated financial statements.

NOTE 2—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

Fiscal 2012

Alfa-Bank

On December 5, 2011, we acquired the merchant acquiring business of Alfa-Bank ("Alfa"), the largest privately owned bank in Russia, for $14.1 million in cash. This acquisition has been recorded as a business combination, and the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price of Alfa was determined by analyzing the historical and prospective financial statements. The results of operations of this business were not significant to our consolidated results of operations and accordingly, we have not provided pro forma information relating to this acquisition.

The following table summarizes the preliminary purchase price allocation (in thousands):

Goodwill	$3,021
Customer-related intangible assets	7,004
Fixed Assets	1,137
Other Assets	2,888
Net assets acquired	$14,050

The customer-related intangible assets have estimated amortization periods of 10 years.

Malta

On December 30, 2011, we acquired a merchant acquiring business in Malta from HSBC Malta for $14.5 million in cash. This acquisition has been recorded as a business combination, and the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. In conjunction with the acquisition, HSBC Malta agreed to a 10 year marketing alliance agreement in which HSBC Malta will refer customers to us for payment processing services in Malta and provide sponsorship into the card networks. The purchase price of our merchant acquiring business in Malta was determined by analyzing the historical and prospective financial statements. The results of operations of this business were not significant to our consolidated results of operations and accordingly, we have not provided pro forma information relating to this acquisition.

The following table summarizes the preliminary purchase price allocation (in thousands):

Goodwill	$6,341
Customer-related intangible assets	4,543
Contract-based intangible assets	2,796
Fixed assets	798
Net assets acquired	$14,478

The goodwill associated with the acquisition is not deductible for tax purposes. The customer-related intangible assets have estimated amortization periods of 16 years. The contract-based intangible assets have estimated amortization periods of 10 years.

CyberSource

On January 31, 2012, we acquired the U.S. merchant portfolio of CyberSource from Visa for $14.9 million. The merchant portfolio has been classified as customer-related intangible assets with estimated amortization periods of 10 years.

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

The purchase price of Comercia was determined by analyzing the historical and prospective financial statements. The results of operations of this business were not significant to our consolidated results of operations and accordingly, we have not provided pro forma information relating to this acquisition.

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

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

As of February 29, 2012 and May 31, 2011, goodwill and intangible assets consisted of the following:

	February 29, 2012	May 31, 2011
	(in thousands)
Goodwill	$760,972	$779,637
Other intangible assets:
Customer-related intangible assets	$469,668	$457,226
Trademarks, finite life	8,463	8,659
Contract-based intangible assets	70,885	72,681
	549,016	538,566
Less accumulated amortization on:
Customer-related intangible assets	210,075	181,372
Trademarks	4,769	4,138
Contract-based intangible assets	15,329	11,556
	230,173	197,066
	$318,843	$341,500

The following table discloses the changes in the carrying amount of goodwill for the nine months ended February 29, 2012 (in thousands):

	North America merchant services	International merchant services	Total
	(in thousands)
Balance at May 31, 2011	$217,422	$562,215	$779,637
Accumulated impairment losses	—	—	—
	217,422	562,215	779,637

Goodwill acquired	—	9,362	9,362
Effect of foreign currency translation	(2,190)	(25,837)	(28,027)
Balance at February 29, 2012	$215,232	$545,740	$760,972

NOTE 4—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	February 29, 2012	May 31, 2011
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$154,500	$183,975
Short-term lines of credit:
United Kingdom Credit Facility	85,661	108,333
Hong Kong Credit Facility	74,400	73,554
Canada Credit Facility	5,800	18,725
Malaysia Credit Facility	10,343	17,743
Spain Credit Facility	15,096	17,646
Singapore Credit Facility	10,013	17,245
Philippines Credit Facility	6,354	9,736
Maldives Credit Facility	3,362	3,202
Macau Credit Facility	2,468	2,372
Sri Lanka Credit Facility	2,219	2,189
Total short-term lines of credit	215,716	270,745
Total lines of credit	370,216	454,720
Notes Payable	11,819	14,285
Term loans	94,032	155,759
Total debt	$476,067	$624,764

Current portion	$298,221	$356,547
Long-term debt	177,846	268,217
Total debt	$476,067	$624,764

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. Our short-term line of credit facilities are used to fund settlement and provide a source of working capital. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents.  Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our credit facilities at February 29, 2012 were $990.4 million, of which $445.5 million is available under our Corporate Credit Facility.

Term Loans

We have a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States which we used to partially fund our HSBC Merchant Services LLP acquisition. The term loan expires in June 2013 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of February 29, 2012 the interest rate on the term loan was 1.25%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ended August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of February 29, 2012, the outstanding balance of the term loan was $75.0 million.

We have a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. In December 2010, the entire balance of the United States dollar portion of the term loan was repaid by a borrowing on the Corporate Credit Facility, and the facility terms were amended. The term loan expires in July 2012 and has a variable interest rate based on LIBOR plus a leverage based margin.  As of February 29, 2012, the interest rate on the remaining British Pound Sterling portion of the term loan was 2.12%. The term loan requires quarterly principal payments of £2.2 million beginning with the quarter ended August 31, 2009 and increasing to £3.3 million beginning with the quarter ended August 31, 2010. As of February 29, 2012, the outstanding balance of this term loan was $19.0 million (£12.0 million).

Notes Payable

UCS, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $11.8 million at February 29, 2012. These notes have fixed interest rates ranging from 8.0% to 10.0% with maturity dates ranging from March 2012 through December 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the nine months ended February 29, 2012.

NOTE 5—INCOME TAX

We have a deferred tax asset of $95.1 million at February 29, 2012 primarily associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP ("UK deferred tax asset").

Our effective tax rate was 27.8% for the three months ended February 29, 2012 and February 28, 2011. Our effective tax rates were 29.5% and 29.7% for the nine months ended February 29, 2012 and February 28, 2011, respectively. The effective tax rates for the nine months ended February 29, 2012 and February 28, 2011 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% and 1%, respectively.

As of February 29, 2012 and May 31, 2011, other long-term liabilities included liabilities for unrecognized income tax benefits of $44.3 million and $37.2 million, respectively. During the three and nine months ended February 29, 2012, we recognized additional liabilities of $3.3 million and $7.1 million, respectively, for unrecognized income tax benefits. During both the nine months ended February 29, 2012 and February 28, 2011, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were insignificant. We expect the amounts of unrecognized tax benefits to increase by approximately $11 million within the next twelve months.

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

NOTE 6—SHAREHOLDERS’ EQUITY

On August 8, 2011, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100.0 million of Global Payments’ stock in the open market at the current market price, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2,290,059 shares of our common stock at a cost of $99.6 million, or an average of $43.49 per share, including commissions during fiscal 2012. This share repurchase program has concluded.

During the first quarter of fiscal 2011, we used the $13.0 million remaining under the authorization from our original share repurchase program initiated during fiscal 2007 to repurchase 344,847 shares of our common stock a cost of $13.0 million, or an average of $37.64 per share, including commissions.

NOTE 7—SHARE-BASED AWARDS AND OPTIONS

As of February 29, 2012, we have awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis over the vesting period.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the “2000 Plan”), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the “2005 Plan”), an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the “Director Plan”), and the Global Payments Inc. 2011 Incentive Plan (the “2011 Plan”) (collectively, the “Plans”). There were no further grants made under the 2000 Plan after the 2005 Plan was effective and the Director Plan expired by its terms on February 1, 2011 so no further grants will be granted thereunder.

On September 27, 2011, we held our 2011 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, our shareholders approved the 2011 Plan, a plan that permits for grants of equity to employees, officers, directors and consultants. A total of 7.0 million shares of our common stock were reserved and made available for issuance pursuant to awards granted under the 2011 Plan. Effective with the adoption of the 2011 Plan, there will be no future grants under the 2005 Plan.

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

The following table summarizes the share-based compensation cost charged to income for (i) all stock options granted, (ii) our restricted stock program (including PRSUs and TSRs), and (iii) our employee stock purchase plan. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income is also presented.

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(in millions)
Share-based compensation cost	$4.4	$4.1	$12.8	$11.7
Income tax benefit	$1.5	$1.5	$4.2	$4.1

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant in 25% increments over a four year period. The Plans provide for accelerated vesting under certain conditions. We have historically issued new shares to satisfy the exercise of options. There were no options granted under the 2005 or 2011 Plans during the nine months ended February 29, 2012.

The following is a summary of our stock option plans as of and for the nine months ended February 29, 2012:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2011	2,453	$32	5.1	$45.9
Granted	—	$—
Forfeited	(48)	$40
Exercised	(237)	$32
Outstanding at February 29, 2012	2,168	$33	4.3	$40.1

Options vested and exercisable at February 29, 2012	1,789	$32	3.6	$35.7

The aggregate intrinsic value of stock options exercised during the nine months ended February 29, 2012 and February 28, 2011 was $4.0 million and $7.4 million, respectively. As of February 29, 2012, we had $4.9 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 1.4 years.

The weighted average grant-date fair values of each option granted during the nine months ended February 28, 2011 were $12. The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the period:

	Nine Months Ended
	February 29, 2012	February 28, 2011
2005 Plan
Risk-free interest rates	—	1.74%
Expected volatility	—	31.96%
Dividend yields	—	0.21%
Expected lives	—	5 years

Directors Plan
Risk-free interest rates	—	1.31%
Expected volatility	—	31.96%
Dividend yields	—	0.21%
Expected lives	—	5 years

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

The following table summarizes the changes in non-vested restricted stock awards for the nine months ended February 29, 2012.

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)

Non-vested at May 31, 2011	869	$40
Granted	467	48
Vested	(318)	40
Forfeited	(61)	42
Non-vested at February 29, 2012	957	44

The total fair value of shares vested during the nine months ended February 29, 2012 was $12.7 million. During the nine months ended February 28, 2011, the weighted average grant-date fair value of shares vested was $42 and the total fair value of shares vested was $10.8 million.

We recognized compensation expense for restricted stock of $3.7 million and $3.2 million in the three months ended February 29, 2012 and February 28, 2011, respectively. We recognized compensation expense for restricted stock of $10.7 million and $9.2 million in the nine months ended February 29, 2012 and February 28, 2011, respectively. As of February 29, 2012, there was $33.7 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of February 29, 2012, 1.0 million shares had been issued under this plan, with 1.4 million shares reserved for future issuance.

The weighted average grant-date fair value of each designated share purchased under this plan during the nine months ended February 29, 2012 and February 28, 2011 was $7 and $6, respectively, which represents the fair value of the 15% discount.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Nine Months Ended
	February 29, 2012	February 28, 2011
	(in thousands)
Income taxes paid, net of refunds	$46,112	$36,065
Interest paid	10,431	11,882
Financing receivables:
Investment (sale) in equipment for financing leases	$—	$(54)
Principal collections from customers – financing leases	1,862	1,568
Net decrease in financing receivables	$1,862	$1,514

NOTE 9—NONCONTROLLING INTERESTS

The following table details the components of redeemable noncontrolling interests for the nine months ended February 29, 2012 and February 28, 2011:

	Nine Months Ended
	February 29, 2012	February 28, 2011
	(in thousands)
Beginning balance	$133,858	$102,672
Net income attributable to redeemable noncontrolling interest	9,695	8,418
Distributions to redeemable noncontrolling interest	(7,724)	—
Foreign currency translation adjustment	(815)	—
Increase in the maximum redemption amount of redeemable noncontrolling interest	6,883	15,469
Ending balance	$141,897	$126,559

For the nine months ended February 29, 2012 and February 28, 2011, net income included in the consolidated statements of changes in shareholders’ equity is reconciled to net income presented in the consolidated statements of income as follows:

	Nine Months Ended
	February 29, 2012	February 28, 2011
	(in thousands)
Net income attributable to Global Payments	$183,075	$150,661
Net income attributable to nonredeemable noncontrolling interest	13,150	6,720
Net income attributable to redeemable noncontrolling interest	9,695	8,418
Net income including noncontrolling interest	$205,920	$165,799

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and nine months ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
	(in thousands)
Revenues:
United States	$302,105	$249,194	$882,946	$750,495
Canada	76,677	81,066	253,419	243,733
North America merchant services	378,782	330,260	1,136,365	994,228

Europe	116,196	90,531	360,779	244,208
Asia-Pacific	38,561	35,591	109,671	101,611
International merchant services	154,757	126,122	470,450	345,819

Consolidated revenues	$533,539	$456,382	$1,606,815	$1,340,047

Operating income for segments:
North America merchant services	$62,462	$62,916	$204,893	$198,415
International merchant services	47,911	35,537	148,063	102,279
Corporate	(18,025)	(20,254)	(55,419)	(57,244)
Consolidated operating income	$92,348	$78,199	$297,537	$243,450

Depreciation and amortization:
North America merchant services	$9,124	$7,961	$26,191	$23,874
International merchant services	15,212	13,336	45,091	31,626
Corporate	922	494	2,215	1,019
Consolidated depreciation and amortization	$25,258	$21,791	$73,497	$56,519

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Redeemable Noncontrolling Interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region.  We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%.  The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”).  HSBC Asia Pacific may exercise the Put Option on each anniversary of the closing of the acquisition. HSBC Asia Pacific did not exercise the Put Option on the first exercisable date of July 24, 2011. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP.  We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $141.9 million as of February 29, 2012, $45.6 million of which was puttable to us on July 24, 2011. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of February 29, 2012 on our consolidated balance sheet.

Processing System Intrusion

Subsequent to February 29, 2012, we announced an unauthorized access into our processing system. We immediately launched an investigation to prevent further intrusion, mitigate the impact of the unauthorized access and identify the perpetrators. We promptly notified appropriate federal law enforcement and industry parties to allow them to minimize potential cardholder impact. We believe that the affected portion of our processing system is confined to North America and less than 1,500,000 card numbers may have been exported. The investigation to date has revealed that Track 2 card data may have been stolen, but that cardholder names, addresses and social security numbers were not obtained by the criminals. Based on our forensic analysis to date, network monitoring and additional security measures, we believe that this incident is contained. We continue to work with industry third parties, regulators and law enforcement. We have engaged multiple information security and forensics firms to investigate and address this issue.

Based on our public disclosure that card data may have been accessed, we have been advised by Visa that Visa has removed us from Visa's published list of PCI-DSS compliant service providers until we are able to provide to Visa either a forensic report indicating that we remain PCI DSS compliant or a PCI DSS Report on Compliance and Attestation of Compliance from a Qualified Security Assessor highlighting us as PCI DSS compliant. We must complete our forensic investigation and provide our report to Visa before we can revalidate our PCI DSS compliance.

Because we are in the early stages of our investigation, we cannot reasonably estimate the amount or range of any potential losses related to this incident. Accordingly, we have not accrued any losses associated with this matter. If we determine, as more information becomes available, that it is probable that we have incurred losses and we can reasonably estimate those losses, we will accrue such losses in the period in which we make those determinations. Any such losses could be material and may adversely impact our results of operations. Subsequent to February 29, 2012, we have incurred costs associated with the investigation and remediation of this incident, and we are expensing those costs as they are incurred in accordance with our accounting policy for such costs. We have insurance that we believe may cover certain costs and losses associated with this matter, but we have not yet confirmed the extent of such coverage.

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

The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. Revenue from credit cards and signature debit cards, which are only a U.S. based card type, is generally based on a percentage of transaction value along with other related fees, while revenue from PIN debit cards is typically based on a fee per transaction.

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

Executive Overview

Revenues increased $266.8 million, or 20%, during the nine months ended February 29, 2012 compared to the prior year’s comparable period. Revenue growth was driven by strong performance across certain of our regions, and the impact of our acquisition in Spain on December 20, 2010.

Operating income increased $54.1 million during the nine months ended February 29, 2012 compared to the prior year’s comparable period. Operating margins for the nine months ended February 29, 2012 increased to 18.5% compared to 18.2% during the nine months ended February 28, 2011. The increase in operating margin is primarily due to strong results in our International merchant services segment, partially offset by the margin dilutive effect of our U.S. ISO channel.

For the nine months ended February 29, 2012 currency exchange rate fluctuations increased our revenues by $11.5million and our earnings by $0.04 per diluted share. To calculate this impact, we converted our fiscal 2012 actual revenues and expenses from continuing operations at fiscal 2011 currency exchange rates. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

During our third fiscal quarter we completed three acquisitions which expand our International and e-commerce presence. In December 2011, our UCS subsidiary acquired Alfa-Bank's merchant acquiring business. Alfa-Bank is the largest privately owned bank in Russia. In December 2011, we also acquired a merchant acquiring business in Malta and in January 2012 acquired a U.S. e-commerce portfolio. The aggregate purchase price for these three transactions was approximately $44 million.

Results of Operations

The following table shows key selected financial data for the three months ended February 29, 2012 and February 28, 2011, this data as a percentage of total revenue, and the changes between three months ended February 29, 2012 and February 28, 2011, in dollars and as a percentage of the prior year’s comparable period. Comercia's results of operations are included in our consolidated results of operations and results of operations of our International merchant services segment from December 20, 2010, the date we acquired our controlling financial interest.

	Three Months Ended February 29, 2012	% of Revenue(1)	Three Months Ended February 28, 2011	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$302,105	57	$249,194	55	$52,911	21
Canada	76,677	14	81,066	18	(4,389)	(5)
North America merchant services	378,782	71	330,260	72	48,522	15

Europe	116,196	22	90,531	20	25,665	28
Asia-Pacific	38,561	7	35,591	8	2,970	8
International merchant services	154,757	29	126,122	28	28,635	23

Total revenues	$533,539	100	$456,382	100	$77,157	17

Consolidated operating expenses:
Cost of service	$194,218	36.4	$168,332	36.9	$25,886	15
Sales, general and administrative	246,973	46.3	209,851	46.0	37,122	18
Operating income	$92,348	17.3	$78,199	17.1	$14,149	18

Operating income for segments:
North America merchant services	$62,462		$62,916		$(454)	(1)
International merchant services	47,911		35,537		12,374	35
Corporate	(18,025)		(20,254)		2,229	11
Operating income	$92,348		$78,199		$14,149	18

Operating margin for segments:
North America merchant services	16.5%		19.1%		(2.6)%
International merchant services	31.0%		28.2%		2.8%
(1) Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the nine months ended February 29, 2012 and February 28, 2011, this data as a percentage of total revenue, and the changes between nine months ended February 29, 2012 and February 28, 2011, in dollars and as a percentage of the prior year’s comparable period. Comercia's results of operations are included in our consolidated results of operations and results of operations of our International merchant services segment from December 20, 2010, the date we acquired our controlling financial interest. Accordingly, results of operations for the nine months ended February 29, 2012 reflect the results of Comercia's operations, while results of operations for seven of the nine months ended February 28, 2011 do not reflect these results for the entire prior year.

	Nine Months Ended February 29, 2012	% of Revenue(1)	Nine Months Ended February 28, 2011	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$882,946	55	$750,495	56	$132,451	18
Canada	253,419	16	243,733	18	9,686	4
North America merchant services	1,136,365	71	994,228	74	142,137	14

Europe	360,779	22	244,208	18	116,571	48
Asia-Pacific	109,671	7	101,611	8	8,060	8
International merchant services	470,450	29	345,819	26	124,631	36

Total revenues	$1,606,815	100	$1,340,047	100	$266,768	20

Consolidated operating expenses:
Cost of service	$571,685	35.6	$473,578	35.3	$98,107	21
Sales, general and administrative	737,593	45.9	623,019	46.5	114,574	18
Operating income	$297,537	18.5	$243,450	18.2	$54,087	22

Operating income for segments:
North America merchant services	$204,893		$198,415		$6,478	3
International merchant services	148,063		102,279		45,784	45
Corporate	(55,419)		(57,244)		1,825	3
Operating income	$297,537		$243,450		$54,087	22

Operating margin for segments:
North America merchant services	18.0%		20.0%		(2.0)%
International merchant services	31.5%		29.6%		1.9%
(1) Percentage amounts may not sum to the total due to rounding.

Processing System Intrusion

Subsequent to February 29, 2012, we announced an unauthorized access into our processing system. We immediately launched an investigation to prevent further intrusion, mitigate the impact of the unauthorized access and identify the perpetrators. We promptly notified appropriate federal law enforcement and industry parties to allow them to minimize potential cardholder impact. We believe that the affected portion of our processing system is confined to North America and less than 1,500,000 card numbers may have been exported. The investigation to date has revealed that Track 2 card data may have been stolen, but that cardholder names, addresses and social security numbers were not obtained by the criminals. Based on our forensic analysis to date, network monitoring and additional security measures, we believe that this incident is contained. We continue to work with industry third parties, regulators and law enforcement. We have engaged multiple information security and forensics firms to investigate and address this issue.

Based on our public disclosure that card data may have been accessed, we have been advised by Visa that Visa has removed us from Visa's published list of PCI-DSS compliant service providers until we are able to provide to Visa either a forensic report indicating that we remain PCI DSS compliant or a PCI DSS Report on Compliance and Attestation of Compliance from a Qualified Security Assessor highlighting us as PCI DSS compliant. We must complete our forensic investigation and provide our report to Visa before we can revalidate our PCI DSS compliance.

Because we are in the early stages of our investigation, we cannot reasonably estimate the amount or range of any potential losses related to this incident. Accordingly, we have not accrued any losses associated with this matter. If we determine, as more information becomes available, that it is probable that we have incurred losses and we can reasonably estimate those losses, we will accrue such losses in the period in which we make those determinations. Any such losses could be material and may adversely impact our results of operations. Subsequent to February 29, 2012, we have incurred costs associated with the investigation and remediation of this incident, and we are expensing those costs as they are incurred in accordance with our accounting policy for such costs. We have insurance that we believe may cover certain costs and losses associated with this matter, but we have not yet confirmed the extent of such coverage.

Revenues

We derive our revenues from three primary sources: charges based on volumes and fees for services, charges based on transaction quantity, and equipment sales and rentals, and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

For the three months ended February 29, 2012, revenues increased 17% to $533.5 million compared to the prior year’s comparable period. For the nine months ended February 29, 2012, revenues increased 20% to $1,606.8 million compared to the prior year’s comparable period primarily due to strong performance across certain of our regions, and the impact of our acquisition in Spain on December 20, 2010

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the three months ended February 29, 2012, currency exchange rate fluctuations decreased our revenues by $5.4 million. For the nine months ended February 29, 2012, currency exchange rate fluctuations increased our revenues by $11.5 million.

North America Merchant Services Segment

For the three months ended February 29, 2012, revenue from our North America merchant services segment increased 15% to $378.8 million compared to the prior year’s comparable period. For the nine months ended February 29, 2012, revenue from our North America merchant services segment increased 14% to $1,136.4 million compared to the prior year’s comparable period. North America revenue growth was driven by our U.S. ISO channel, reduced interchange expenses due to legislation as explained below, strong growth from our gaming business and solid performance from our direct sales channel.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For the three and nine months ended February 29, 2012, our United States direct credit and debit card processed transactions grew 12% and 13%, respectively, compared to the prior year period. Increased spreads, primarily driven by the Durbin amendment, have offset the impact of lower average ticket, which decreased by 6% and 4% for the three and nine months ended February 29, 2012, respectively. This decline in average ticket is primarily due to a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants. The effect of consumers replacing cash-based payments with debit card transactions also lowers our overall average ticket amounts. Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit transactions, with PIN-based debit transactions representing less than 10% of our total transactions.

On June 29, 2011, the Federal Reserve board adopted the final rule implementing Section 1075 (“the Durbin amendment”) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective October 1, 2011, the Durbin amendment capped the amount of debit interchange that card issuers may charge on debit transactions. Our interchange expenses decreased as a result of the Durbin amendment. We recognize revenue net of interchange expense; therefore, our revenues increased for the three and nine months ended February 29, 2012 as a result of lower interchange expense. We believe that any future benefits resulting from the Durbin amendment are uncertain due to our competitive marketplace.

For the three months ended February 29, 2012, our Canadian revenue decreased 5%, and our credit and debit card processed transactions grew 6% compared to the prior year period. The decrease in revenues is primarily due to market driven pricing pressure and unfavorable currency trends in Canada.

For the nine months ended February 29, 2012, our Canadian revenue increased 4%, and our credit and debit card processed transactions grew 5% compared to the prior year period. The increase in revenue was due to Canada credit and debit card transaction growth and favorable currency trends in Canada, which were somewhat offset by market-driven pricing pressure compared to the prior year’s comparable period.

International Merchant Services Segment

For the three months ended February 29, 2012, International merchant services revenue increased 23% to $154.8 million compared to the prior year’s comparable period. For the nine months ended February 29, 2012, International merchant services revenue increased 36% to $470.5 million compared to the prior year’s comparable period.

Our Europe merchant services revenue for the three months ended February 29, 2012 increased 28% to $116.2 million compared to the prior year period. Our Europe merchant services revenue for the nine months ended February 29, 2012 increased 48% to $360.8 million compared to the prior year period. These revenue increases were driven primarily by the impact of our acquisition in Spain on December 20, 2010, pricing benefits in the United Kingdom and favorable foreign currency trends during the nine months ended February 29, 2012.

Asia-Pacific merchant services revenue for the three months ended February 29, 2012 increased 8% to $38.6 million compared to the prior year’s comparable period. Asia-Pacific merchant services revenue for the nine months ended February 29, 2012 increased 8% to $109.7 million compared to the prior year’s comparable period. The growth was due to solid business performance across the region. Revenues in the prior year included the roll-out of new products by a major retailer.

Consolidated Operating Expenses

Cost of service consists primarily of the following costs: operations-related personnel, including those who monitor our transaction processing systems and settlement functions; assessment fees paid to card networks; transaction processing systems, including third-party services; network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses.

Cost of service increased 15% and 21% for the three and nine months ended February 29, 2012, respectively, compared to the prior year’s comparable period primarily driven by revenue growth.

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

Sales, general and administrative expenses increased 18% for the three months and nine months ended February 29, 2012 compared to the prior year’s comparable period. This increase is primarily due to an increase in commission payments to ISOs. As a percentage of revenue, sales, general and administrative expense remained relatively flat at 46.3% for the three months ended February 29, 2012 compared to 46.0% in the prior year’s comparable period. As a percentage of revenue, sales, general and administrative expense decreased to 45.9% for the nine months ended February 29, 2012 compared to 46.5% in the prior year’s comparable period. This decrease is due to increasing revenues due to pricing changes in the United Kingdom which did not have proportional increases in sales, general and administrative expenses.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment decreased 1% for the three months ended February 29, 2012 compared to the prior year’s comparable period. The operating margin was 16.5% and 19.1% for the three months ended February 29, 2012 and February 28, 2011, respectively. The decrease in operating margin was primarily driven by ISO channel dilution, including the impact of the Durbin amendment and spread compression and unfavorable currency trends in Canada.

Operating income in the North America merchant services segment increased 3% for the nine months ended February 29, 2012 compared to the prior year’s comparable period. The increase in operating income was driven by growth in the U.S. primarily driven by our ISO channel resulting in operating margins decreasing during fiscal 2012. The operating margin was 18.0% and 20.0% for the nine months ended February 29, 2012 and February 28, 2011, respectively.

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

International Merchant Services Segment

Operating income in the International merchant services segment increased 35% to $47.9 million for the three months ended February 29, 2012 compared to the prior year’s comparable period. The operating margin was 31.0% and 28.2% for the three months ended February 29, 2012 and February 28, 2011, respectively.

Operating income in the International merchant services segment increased 45% to $148.1 million for the nine months ended February 29, 2012 compared to the prior year’s comparable period. The operating margin was 31.5% and 29.6% for the nine months ended February 29, 2012 and February 28, 2011, respectively. The increase in operating margin is due to the strong segment results, pricing benefits in the United Kingdom and a marketing fee true-up in Spain.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, expenses related to our Global Service Center in Manila, Philippines that have not been allocated to our business segments, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, information technology, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs. Our corporate costs decreased 11% to $18.0 million for the three months ended February 29, 2012 compared to the prior year’s comparable period. Our corporate costs decreased 3% to $55.4 million for the nine months ended February 29, 2012 compared to the prior year’s comparable period. Prior year corporate costs included expenses related to our Global Service Center in Manila, Philippines and employee and termination benefits.

Consolidated Operating Income

During the three months ended February 29, 2012, our consolidated operating income increased $14.1 million to $92.3 million compared to the prior year’s comparable period. During the nine months ended February 29, 2012, our consolidated operating income increased $54.1 million to $297.5 million compared to the prior year’s comparable period. The increase in our consolidated operating income is primarily due to the strong performance in our International merchant services segment.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other expense, net, decreased to $1.3 million for the three months ended February 29, 2012 compared to $2.7 million in the prior year’s comparable period. Other expense, net, decreased to $5.5 million for the nine months ended February 29, 2012 compared to $6.2 million in the prior year’s comparable period. Interest expense decreased during the three and nine months ended February 29, 2012 due to lower term loan borrowings.

Provision for Income Taxes

Our effective tax rate was 27.8% for the three months ended February 29, 2012 and February 28, 2011. Our effective tax rates were 29.5% and 29.7% for the nine months ended February 29, 2012 and February 28, 2011, respectively. The effective tax rates for the nine months ended February 29, 2012 and February 28, 2011 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% and 1%, respectively.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax increased to $7.8 million from $6.3 million for the three months ended February 29, 2012 and February 28, 2011, respectively. Noncontrolling interests, net of tax increased to $22.8 million from $15.1 million for the nine months ended February 29, 2012 and February 28, 2011, respectively. This increase is primarily due to our acquisition of a 51% controlling financial interest in Comercia on December 20, 2010.

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

At February 29, 2012, we had cash and cash equivalents totaling $735.7 million. Of this amount, we consider $240.6 million to be available cash. Our available cash balance includes $211.5 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-US acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

Available cash generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors' funding obligation to the merchant. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At February 29, 2012, our cash and cash equivalents included $330.9 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Operating activities used net cash of $226.8 million during the nine months ended February 29, 2012 compared to providing net cash of $733.3 million during the prior year’s comparable period. The decrease in cash flow from operating activities was primarily due the change in net settlement processing assets and obligations of $968.0 million. At February 29, 2012 we had lower settlement related cash balances due to settlement timing. Our settlement cash balances and the corresponding settlement processing obligations were unusually high at May 31, 2011 due to the timing of month end cut off. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash used in investing activities decreased $131.8 million to $113.5 million for the nine months ended February 29, 2012 from the prior year’s comparable period, primarily due to our $165.0 million, net of cash, investment in a limited partnership with “la Caixa” during the nine months ended February 28, 2011. During the nine months ended February 29, 2012, our business, intangible and other asset acquisitions were $44.2 million.

For the nine months ended February 29, 2012, we used $268.0 million in cash for financing activities compared to $50.0 million cash provided by financing activities in the prior year. The increase in cash used in financing activities was primarily due to increased payments on our line of credit borrowings and long-term debt obligations which was offset by an increase in borrowings on our Corporate Credit Facility primarily to fund the share repurchase program. Distributions to noncontrolling interest partners also increased for the nine months ended February 29, 2012 when compared to the prior year. During the nine months ended February 29, 2012 we repurchased 2,290,059 shares of our common stock at a cost of $99.6 million.

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

Redeemable Noncontrolling interest

We have a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region. We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%. The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”).  HSBC Asia Pacific may exercise the Put Option on each anniversary of the closing of the acquisition. HSBC Asia Pacific did not exercise the Put Option on the first exercisable date of July 24, 2011.  By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $141.9 million as of February 29, 2012, $45.6 million of which was puttable to us on July 24, 2011. We have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of February 29, 2012 on our consolidated balance sheet. If we were to purchase some or all of HSBC's interest in GPAP on a mutually agreed upon basis, the purchase price of such interest would be the subject of negotiations with HSBC.

Data Center Relocation

We have undertaken the relocation of our primary data center. We have entered into agreements related to this relocation and for the ongoing management of the data center, and we are contractually committed to make payments for the ongoing management of our data center through December 31, 2016 of approximately $13 million per year.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	February 29, 2012	May 31, 2011
Lines of credit:	(in thousands)
Corporate Credit Facility - long term	$154,500	$183,975
Short-term lines of credit:
United Kingdom Credit Facility	85,661	108,333
Hong Kong Credit Facility	74,400	73,554
Canada Credit Facility	5,800	18,725
Malaysia Credit Facility	10,343	17,743
Spain Credit Facility	15,096	17,646
Singapore Credit Facility	10,013	17,245
Philippines Credit Facility	6,354	9,736
Maldives Credit Facility	3,362	3,202
Macau Credit Facility	2,468	2,372
Sri Lanka Credit Facility	2,219	2,189
Total short-term lines of credit	$215,716	$270,745
Total lines of credit	370,216	454,720
Notes Payable	11,819	14,285
Term loans	94,032	155,759
Total debt	$476,067	$624,764

Current portion	$298,221	$356,547
Long-term debt	177,846	268,217
Total debt	$476,067	$624,764

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. Our short-term line of credit facilities are used to fund settlement and provide a source of working capital. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents.  Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our credit facilities at February 29, 2012 were $990.4 million, of which $445.5 million is available under our Corporate Credit Facility.

During the quarter ended February 29, 2012 the maximum and average borrowings under our credit facilities were $987.4 million and $542.1 million, respectively. The weighted average interest rates on these borrowings were 1.77% and 1.70%, respectively. Our maximum borrowed amount was greater than our average and period end borrowings due to the timing of settlement funding.

Term Loans

We have a five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States which we used to partially fund our HSBC Merchant Services LLP acquisition. The term loan bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of February 29, 2012 the interest rate on the term loan was 1.25%. The term loan calls for quarterly principal payments of $5.0 million beginning with the quarter ended August 31, 2008 and increasing to $10.0 million beginning with the quarter ended August 31, 2010 and $15.0 million beginning with the quarter ending August 31, 2011. As of February 29, 2012, the outstanding balance of the term loan was $75.0 million.

We have a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. We used the proceeds of this term loan to pay down our then-existing credit facility which had been used to initially fund the purchase of the remaining 49% interest in the LLP. In December 2010, the entire balance of the United States dollar portion of the term loan was repaid by a borrowing on the Corporate Credit Facility, and the facility terms were amended. The term loan expires in July 2012 and has a variable interest rate based on LIBOR plus a leverage based margin.  As of February 29, 2012, the interest rate on the remaining British Pound Sterling portion of the term loan was 2.12%. The term loan requires quarterly principal payments of £2.2 million beginning with the quarter ended August 31, 2009 and increasing to £3.3 million beginning with the quarter ended August 31, 2010. As of February 29, 2012, the outstanding balance of this term loan was $19.0 million (£12.0 million).

Notes Payable

UCS, our subsidiary in the Russian Federation has notes payable with a total outstanding balance of approximately $11.8 million at February 29, 2012. These notes have fixed interest rates ranging from 8.0% to 10.0% with maturity dates ranging from March 2012 through December 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the nine months ended February 29, 2012.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the nine months ended February 29, 2012, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2011. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2011 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although the majority of our operations are conducted in U.S. dollars, a substantial amount of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the nine months ended February 29, 2012, currency rate fluctuations increased our revenues by $11.5 million and our diluted earnings per share by $0.04. To calculate this we converted our fiscal 2012 actual revenues and expenses from continuing operations at fiscal 2011 currency exchange rates.

Item 4. Controls and Procedures

As of February 29, 2012, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of February 29, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 other than the risk factor entitled “Security breaches could harm our reputation and adversely affect future earnings” which is revised and set forth below:

Security breaches could harm our reputation and adversely affect future earnings

We collect and store sensitive data about merchants and cardholders, including names, addresses, social security numbers, drivers' license numbers, and checking account numbers. In addition, we maintain a database of cardholder data relating to specific transactions, including bankcard numbers, in order to process the transactions and for fraud prevention. We process that data and deliver our products and services by utilizing computer systems and telecommunications networks operated both by us and by third party service providers.

Computer malware, viruses and hacking attacks have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. For example, recently we announced an unauthorized access into a portion of our processing system and determined card data may have been accessed. We immediately launched an investigation to prevent further intrusion, mitigate the impact of the unauthorized access and identify the perpetrators. We promptly notified appropriate federal law enforcement and industry parties to allow them to minimize potential cardholder impact. We believe that the affected portion of our processing system is confined to North America and less than 1,500,000 card numbers may have been exported. The investigation to date has revealed that Track 2 card data may have been stolen, but that cardholder names, addresses and social security numbers were not obtained by the criminals. Based on our forensic analysis to date, network monitoring and additional security measures, we believe that this incident is contained. We continue to work with industry third parties, regulators and law enforcement. We have engaged multiple information security and forensics firms to investigate and address this issue.

This and any other security breach or other misuse of such data could affect us in the following ways:

•	harm our reputation, which may deter customers from using our products and services, and adversely affect investor confidence;

•	increase our operating expenses due to the employment of consultants and third party experts and the purchase of unbudgeted infrastructure, all in order to correct the breaches or failures;

•	disrupt our operations, including potential service interruptions, if we do not fully identify and remediate this or other security breaches;

•	increase our risk of regulatory scrutiny;

•	result in the imposition of penalties and fines under state, federal and foreign laws, and fines and reissue fees from the card networks;

•	adversely affect our continued card network registration and financial institution sponsorship; and

•	subject us to potential litigation from customers, investors, industry participants, regulatory agencies, state governments, and others.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources. We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business, such as telecommunications providers.

Global does carry insurance intended to provide the resources necessary to correct any breaches or failures and minimize the adverse effect on our operations and financial performance; however, we cannot assure you that such insurance would be sufficient for those purposes, and in addition, insurance payments would not alleviate the effect of a breach on our reputation and customer loyalty, among other things.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the third quarter of fiscal 2012, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
December 1, 2011 – December 31, 2011	—	—	—	$—
January 1, 2012 – January 31, 2012	—	—	—	$—
February 1, 2012 – February 29, 2012	—	—	—	$—
Total	—	—	—

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
10.9      Global Payments Inc. Amendment to Employment Agreement for Morgan M. Schuessler dated January 30, 2012, filed as Exhibit 10.9 to the to the Registrant's Quarterly Report on Form 10-Q dated February 29, 2012, File No. 001-16111.

18	Preferability letter from Deloitte & Touche LLP regarding a change in accounting method dated October 11, 2011.
31.1    Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2    Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2012, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: April 2, 2012    /s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: April 2, 2012    /s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer