Form 10-K
period 2012-05-31
GLOBAL PAYMENTS INC
filed 2012-07-27
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $3,439,642,327.
The number of shares of the registrant's common stock outstanding at July 16, 2012 was 78,658,674 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2012 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2012 FORM 10-K ANNUAL REPORT

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Item 1A - Risk Factors of this report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission, or SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

PART I

ITEM 1- BUSINESS

General Developments

Financial Highlights

In the year ended May 31, 2012, or fiscal 2012, revenue increased 18% to $2,203.8 million from $1,859.8 million in the year ended May 31, 2011, or fiscal 2011. This revenue growth was primarily due to growth in most of our markets around the world and also due to the impact of our acquisition in Spain on December 20, 2010.

Consolidated operating income was $307.3 million for fiscal 2012, compared to $331.6 million for fiscal 2011. Consolidated operating income for fiscal 2012 includes processing system intrusion costs of $84.4 million. Net income attributable to Global Payments decreased $21.0 million, or 10%, to $188.2 million in fiscal 2012 from $209.2 million in the prior year, resulting in a $0.23 decrease in diluted earnings per share to $2.37 in fiscal 2012 from $2.60 in fiscal 2011.

North America merchant services segment revenue increased $204.4 million or 15% to $1,567.3 million in fiscal 2012 from $1,362.9 million in fiscal 2011. North America merchant services segment operating income increased to $281.3 million in fiscal 2012 from $268.2 million in fiscal 2011, with operating margins of 17.9% and 19.7% for fiscal 2012 and 2011, respectively.

International merchant services segment revenue increased $139.7 million or 28% to $636.6 million in fiscal 2012 from $496.9 million in fiscal 2011. International merchant services operating income also increased to $196.1 million in fiscal 2012 from $143.9 million in fiscal 2011, with operating margins of 30.8% and 29.0% for fiscal 2012 and 2011, respectively.

Refer to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” for a detailed explanation of these results.

Fiscal 2012 Acquisitions

During the fiscal year 2012 we completed three targeted acquisitions which expanded our International and e-commerce presence. In December 2011, our UCS subsidiary acquired Alfa-Bank's merchant acquiring business. Alfa-Bank is the largest privately owned bank in Russia. In December 2011, we also acquired a merchant acquiring business in Malta and in January 2012 acquired a U.S. e-commerce portfolio. The aggregate purchase price for these three transactions was approximately $44 million.

Business Description

Global Payments Inc. is a leading provider of electronic payments transaction processing services for consumers, merchants, Independent Sales Organizations (“ISO”s), financial institutions, government agencies and multi-national corporations located throughout the United States, Canada, the United Kingdom, Spain, the Asia-Pacific region, the Czech Republic, and the Russian Federation. We serve as an intermediary to facilitate electronic payment transactions and operate in two business segments, North America Merchant Services and International Merchant Services. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in the payments business since 1967.

Our North America Merchant Services and International Merchant Services segments target customers in many vertical industries including financial institutions, gaming, government, health care, professional services, restaurants, retail, universities, nonprofit organizations and utilities. Please see Note 14 in the notes to consolidated financial statements for additional segment information and “Item 1A - Risk Factors” for a discussion of risks involved with our operations.

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

We provide our merchant customers with the ability to accept check, card and electronic-based payments. The term “merchant” generally refers to any organization that accepts credit or debit cards for the payment of goods and services. We sell our services through multiple sales channels around the world and target customers in many vertical industries. Card-based payment forms consist of credit, debit, gift, stored value, and electronic benefits transfer cards. Credit and debit card transaction processing includes the processing of the world's major international card brands, including American Express, China UnionPay, Discover, JCB, MasterCard, and Visa, as well as certain domestic debit networks, such as Interac in Canada. Electronic payment processing involves a consumer or cardholder acquiring goods or services from a merchant and using a credit or debit card or other electronic method as the form of payment. We are the processing intermediary between the merchant, the credit and debit networks and the financial institutions that issue cards. Our comprehensive offerings include terminal sales and deployment, front-end authorization processing, settlement and funding processing, full customer support and help-desk functions, chargeback resolution, industry compliance, PCI security, consolidated billing and statements, and on-line reporting. Our value proposition is to provide high quality, responsive, secure and full end-to-end service to all of our customers. Currently, we target merchant customers in the United States, Canada, the United Kingdom, Spain, Czech Republic, Malta, the Asia-Pacific region and the Russian Federation.

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

Credit and Debit Card Transaction Processing

Credit and debit networks establish uniform regulations that govern much of the payment card industry. During a typical card transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on merchant acquirers. Merchant acquirers are typically financial institutions or independent processors like Global Payments. Global Payments performs a series of services including authorization, electronic draft capture, file transfers to facilitate funds settlement and certain exception-based, back office support services such as chargeback and retrieval resolution.

Electronic draft capture is the process of transferring sales draft data into an electronic format so that it may be sent through networks for clearing and settlement. The card networks, primarily Visa, MasterCard, and Discover, use a system known as interchange in the case of credit and signature debit cards for this purpose. Financial institutions use the debit networks for PIN-based debit cards to transfer the information and funds between the card issuers and merchant acquirers to complete the link between merchants and card issuers. Debit card payments differ slightly from traditional credit card transactions in that the cardholder is required to have sufficient funds available in a deposit account at the time of the transaction, or the debit card transaction will not be authorized. PIN-based debit transactions are sent through a debit network while signature-based debit or check card transactions, which are offered exclusively in the United States, are sent through Visa and MasterCard and require a signature at the time of purchase. Also, PIN-based debit transactions typically deduct the purchase amount from the cardholder's deposit account within a day of the purchase, depending on the time of the purchase. Signature-based debit, or check card transactions, typically debit the cardholder's deposit account two to three days after the purchase, although the funds are “held” with a memo posted to the cardholder's bank account. A credit card transaction posts to a cardholder's card account, reducing the available credit limit in a similar manner.

In order to provide credit and signature-based debit card transaction processing services for MasterCard and Visa, we must either be a member of these systems or be designated as a certified processor by MasterCard and Visa in addition to being a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. Currently, these designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the Visa and MasterCard networks. A financial institution that is a member of the Visa and/or MasterCard card networks (which we refer to in this discussion as Member) must sponsor an electronic transaction payment processor such as Global Payments. We have five primary financial institution sponsors in the United States, Canada, the United Kingdom, Spain, the Asia-Pacific region, and the Russian Federation with whom we have sponsorship or depository and clearing agreements. These agreements allow us to route transactions under the member banks' control and identification numbers to clear credit card transactions through Visa and MasterCard. Certain of the member financial institutions of Visa and MasterCard are our competitors. Visa and MasterCard set the standards with which we must comply. In certain markets, we have achieved membership in various payment networks, allowing us to process and fund transactions without third-party financial institution sponsorship. We intend to pursue memberships in additional markets in the future.

We also provide credit card transaction processing for Discover Financial Services or Discover Card (“Discover”) and are designated as an acquirer by Discover. This designation provides us with a direct relationship between us and Discover, and therefore a Member sponsorship is not required. Our agreement with Discover allows us to route and clear transactions directly through Discover's network. Otherwise, we process Discover transactions similarly to the way we process MasterCard and Visa transactions. Discover publishes acquirer operating regulations with which we must comply. We use our Members to assist in funding merchants for Discover transactions.

Additionally, we provide credit and debit card transaction processing for China Unionpay (“CUP”) in selected markets and through a variety of methods, and are either designated as an acquirer by China Unionpay or are sponsored by a China Unionpay member institution. China Unionpay publishes acquirer operating regulations with which we must comply.  We use our Members to assist in funding merchants for China Unionpay  transactions.

How a Card Transaction Works

A typical card transaction begins when a cardholder presents a card for payment at a merchant location where the card information is captured by a POS terminal card reader, which may be sold or leased, and serviced by Global Payments. Alternatively, card and transaction information may be captured and transmitted to our network through a POS device by one of a number of products that we offer directly or through a value added reseller (“VAR”). The terminal electronically records sales draft information, such as the card identification number, transaction date and value of the goods or services purchased.

After the card and transaction information is captured by the POS device, the terminal automatically either dials a pre-programmed phone number or otherwise connects to our network through the internet or other communication channels in order to receive authorization of the transaction. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed defined credit limits. In a debit card transaction, the company obtains authorization for the transaction from the card issuer through the payment network verifying that the cardholder has sufficient funds for the transaction.

Timing differences, interchange expense, merchant reserves and exception items cause differences between the amount the Member receives from the card networks and the amount funded to the merchants. The standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we generally follow a net settlement process by region whereby, if the incoming amount from the card networks precedes the Member's funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in an account at the Member bank, and record a corresponding liability. Conversely, if the Member's funding obligation to the merchant precedes the incoming amount from the card networks, the amount of the Member's net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member assesses a funding cost. Each participant in the transaction process receives compensation for its services.

As an illustration, on a $100.00 credit card transaction, the card issuer may fund the Member $98.50 after retaining approximately $1.50 referred to as an interchange fee or interchange expense. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder's monthly credit card bill. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require Global Payments to advance the Member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction, or discount, to cover the full amount of the interchange fee and our net revenue from the transaction. If our net revenue from the merchant in the above example was 0.5%, we would bill the merchant $2.00 at the end of the month for the transaction, reimburse ourselves for approximately $1.50 in interchange fees and retain $0.50 as our revenue for the transaction. Our profit on the transaction reflects the revenue less operating expenses, including the network and systems cost to process the transaction (including assessments) and commissions paid to our sales force or ISO. Assessments are fees charged by Visa and MasterCard based on the dollar value of transactions processed through their networks.

Business Segments

North America Merchant Services Segment

North America merchant services revenues represent 71% of our total consolidated fiscal 2012 revenues and include operations in the United States and Canada. In the United States, we sell our services via ISOs, a direct sales force, trade associations, agent and VAR referral arrangements, as well as proprietary telesales groups.

Our ISO channel targets a variety of merchant types with typical annual bankcard volumes of $150,000 or less. The ISOs contract with Global Payments to provide processing and other services depending on the ISOs' requirements. These contracts are multi-year and priced by service on a per transaction basis. The ISOs act as a third-party sales group selling Global Payments-branded merchant acquiring products and services, with the majority of Global Payments ISOs marketing direct merchant acquiring. Because Global Payments is a primary party to the merchant contract as a result of our bank sponsor relationship, the full amount of fees collected from the merchant is recorded as revenue. The excess of revenue earned over the ISO contractual transaction fee (plus assessments) is remitted to the ISO in the form of a residual payment on a monthly basis and is recorded in Sales, general and administrative expenses.

Our direct sales channel receives qualified leads from our agent bank, VAR and trade association referral partners signing a variety of mid-to-large sized merchants with annual bankcard volume on average above $300,000. Our merchant portfolio is also increased by targeted campaigns and other lead generating efforts by our direct sales force. Our sales force is paid a combination of base salary and commission. Our referral partners are paid various referral fees.

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

The majority of check services involve providing check guarantee services for checks received by merchants. Under the guarantee service, when a merchant receives a check in payment for goods and services, the transaction is submitted and analyzed by the Company. The Company either accepts or declines the check for warranty coverage under its guarantee service. If the Company approves the check for warranty coverage and the merchant accepts the check, the merchant will either deposit the check in its bank account or process it for settlement through the company's electronic check acceptance service. If the check is returned unpaid by the merchant's bank and the returned check meets the requirements for warranty coverage, the Company is required to purchase the check from the merchant at its face value. The Company then owns the purchased check and pursues collection of the check from the check writer. As a result, the Company bears the risk of loss if the company is unable to collect the returned check from the check writer. We earn a fee for each check guaranteed, which generally is determined as a percentage of the check amount.

In the specialized vertical market of gaming, our VIP LightSpeed proprietary software and VIP Preferred Advantage product provide the gaming industry with the tools necessary to establish revolving check cashing limits for a casino's customers.  Our gaming products allow fast access to cash with high limits so that gaming establishments can increase the flow of money to their gaming floors and reduce risk.  We derive revenue from our gaming products primarily based on a percentage of the transaction value.

International Merchant Services Segment

International merchant services revenues represent 29% of our total consolidated fiscal 2012 revenues and include operations in Europe and the Asia-Pacific region. Our business in Europe is primarily located in the United Kingdom, Spain, the Czech Republic, and the Russian Federation. Our Asia-Pacific region includes the following eleven countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, the Philippines, Singapore, Sri Lanka and Taiwan. We have a direct sales force in the United Kingdom, Spain, the Russian Federation and the Asia-Pacific region through which we primarily sell our direct merchant acquiring services while leveraging our bank referral relationships. In the Czech Republic and the Russian Federation we also provide indirect merchant acquiring services.

Total revenues from our segments, by geography, are as follows (amounts in thousands):

	Year Ended May 31,
	2012	2011	2010

Revenues:
United States	$1,234,818	$1,031,997	$902,844
Canada	332,434	330,872	317,272
North America merchant services	1,567,252	1,362,869	1,220,116

Europe	489,300	359,567	315,023
Asia-Pacific	147,295	137,366	107,329
International merchant services	636,595	496,933	422,352

Consolidated revenues	$2,203,847	$1,859,802	$1,642,468

Industry Overview and Target Markets

Industry Overview

Payment processing service providers offer high-volume electronic transaction payment processing and support services directly to merchants, multinational corporations, financial institutions and ISOs.

We are a leading mid-market and small-market merchant acquirer in the United States and we primarily compete with First Data Corporation, Bank of America Merchant Services, Chase Paymentech, Wells Fargo, Vantiv, Heartland Payment Systems and Elavon.

In Canada, we have a significant market share we believe to be second to Moneris Solutions. Moneris Solutions is a joint venture between the Royal Bank of Canada and the Bank of Montreal. We also consider Chase Paymentech Solutions and TD Merchant Services to be major competitors in the Canadian market.

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

In the United Kingdom, we believe we hold the number three market position compared to our primary competitors WorldPay and Barclays. In Spain, we hold the number one market share position and our primary competitors are Banco Bilbao Vizcaya Argentaria, S.A and Caja Madrid, although all banks offer some form of card processing in line with the traditional full service model in the market.  While we have a market leading position with our partner Caixa Bank, we are expecting similar models to become more prevalent as further consolidation occurs in the banking sector. We believe we hold the number one market share position in The Russian Federation in a highly fragmented payments market. Our competition is made up of various financial institutions, including Sberbank, VTB, Raiffeisen Bank, and Russian Standard Bank. In the Czech Republic, our primary competitors are First Data, SiNSYS, and Euronet. In the Asia-Pacific region, our primary competition is from financial institutions that offer merchant acquiring services in each of our eleven markets.

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

We believe the number of electronic transactions will continue to grow in the future and that an increasing percentage of these transactions will be processed through emerging technologies.  To help our customers reduce their transaction costs and accelerate the transaction approval process, we have integrated new technologies into our service offerings such as internet protocol communications and check truncation or conversion at the point of sale.  In order to support and integrate payments into our merchants' various business solutions utilized through Value-Added Resellers (VARs), the company created a developer portal simplifying the payment enablement process with multiple VARs.  We are also able to offer our customers integrated ecommerce solutions.  Through our VAR relationships, we have several products that support radio frequency identification for contactless payment cards as well as near field communication enabled Smartphones that contain mobile wallet software, which position Global Payments to participate in the mobile payments market. We also offer our customers the ability of accepting payments utilizing a mobile device as a point of sale terminal. As mobile payments continue to evolve and are desired by merchants and consumers, we intend to continue partnering with VARs and developing new products and services that will exploit the benefits that these new technologies can offer our customers.  We also believe that new markets will continue to develop in areas that have been previously dominated by paper-based transactions.  Industries such as e-commerce, healthcare, education, government, recurring payments, and business-to-business should continue to see transaction volumes migrate to more electronic-based settlement solutions.  We believe that the continued development of new products and services and the emergence of new vertical markets will be a factor in the growth of our business for the foreseeable future.

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

The growth of card transactions correlates with the historic growth of our business. According to The Nilson Report dated April 2012, worldwide annual general purpose card purchase volume increased 18.5% to $11.2 trillion in 2011. General purpose cards include the major card networks brands such as Visa, MasterCard, American Express, China UnionPay, JCB, and Diners Club. In Canada, general purpose cards also include Interac debit cards.

The Nilson Report dated February 2012 estimates that more than $3.6 trillion of annual consumer spending was charged in 2011 using general purpose cards in the United States, a 10.4% increase from 2010. The Nilson Report dated March 2012 reported that $533.1 billion (United States Dollars) of annual Canadian consumer spending uses general purpose cards as the form of payment, representing an increase of 7.3% from 2010. The Nilson Report dated June 2012 estimates that $2.4 trillion of annual consumer spending was charged in 2011 using general purpose cards in Europe, a 11% increase from 2010. We process in eleven countries and territories in the Asia-Pacific region. These markets include almost 39% of the world's population and 71% of the total Asia-Pacific population according to the CIA World Factbook. We believe there are significant, long-term growth opportunities for payment processing in this region.

Strategy

We seek to leverage the rapid adoption of, and transition to, card and electronic based payments by expanding market share in our existing markets through our distribution channels and through acquisitions and also enter new markets through acquisitions in the Americas, the Asia-Pacific region and Europe. We intend to continue to invest in and leverage our technology infrastructure and our people, thereby maximizing shareholder value. We intend to accomplish this overall strategy by increasing our penetration of existing markets and further leveraging our infrastructure. Our objectives include:

•	grow our direct merchant services market share by concentrating on the small and mid-market merchant segments, while selectively targeting national merchants that meet our profitability criteria;

•
expand our direct merchant services distribution channels, including our existing sales force, ISOs, original equipment manufacturer (“OEMs”), VARs, e-commerce, mobile wallet software and other referral relationships;

•	focus on the highest potential markets and channels including emerging technologies;

•	continue to develop a seamless, multinational acquiring platform and solutions for leading global customers;

•	provide the best possible customer service at levels that exceed our competitors while leveraging our global infrastructure by investing in technology, training and product enhancements;

•	provide enhanced products and services by developing value-added applications, enhancing existing products and developing new systems and services to blend technology with our customer needs;

•	drive efficiencies throughout our technology infrastructure by continual systems integrations where applicable;

•
pursue potential domestic and international acquisitions or investments in and alliances with companies that have high growth potential or significant market presence and operate in profitable sectors of payments-related industries through compatible technology, products and services, and development and distribution capabilities;and

•	focus on international markets with high payments industry growth or significant market presence in Europe, the Asia Pacific region and Latin America.

Safeguarding Our Business

Privacy and security are central to our service. We work with information security and forensics firms and employ advanced technologies to investigate and address issues related to processing system security. We also work with industry third parties, regulators and law enforcement to fully resolve security incidents and assist in efforts to prevent unauthorized access to our processing system.

In early March of this year, we identified and self-reported unauthorized access into a limited portion of our processing system. We have concluded our investigation, and we believe that a limited portion of our North American card processing system was affected. We do not believe our International card processing systems were similarly accessed.

As a result of this event, certain card networks removed us from their list of Payment Card Industry Data Security Standard, referred to as PCI DSS, compliant service providers. We have hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems. Once that review is complete and we conclude the required remediation, we will work closely with the networks to return to the lists of PCI DSS compliant service providers as quickly as possible. We continue to sign new merchants and process transactions around the world for all card networks.

The investigation also revealed potential unauthorized access to servers containing personal information collected from a subset of merchant applicants. It is unclear whether any such information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individual.

We believe that the incident is contained and have significantly enhanced our hardware and software systems, network monitoring and security procedures.

Employees

As of May 31, 2012, we had 3,796 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction payment processing. We believe that our current and future operations depend substantially on retaining our key technical employees.

Government Regulation

Various aspects of our business are subject to regulation and supervision under federal, state and local laws in the United States, as well as laws and regulations that affect the electronic payments industry in the countries in which we operate. In addition, we are subject to rules promulgated by the various payment networks, including Visa, MasterCard, Discover, American Express and Interac; the Payment Services Directive in Europe; as well as a variety of other regulations, including escheat laws and applicable privacy and information security regulations. In addition, because we provide data processing services to banks and other financial institutions, we are subject to examination by the Federal Financial Institutions Examination Council (FFIEC). Set forth below is a brief summary of some of the significant laws and regulations that apply to the Company. These descriptions are not exhaustive and are qualified in their entirety by reference to the particular statutory or regulatory provision.

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which will result in significant structural and other changes to the regulation of the financial services industry. The Dodd-Frank Act directed the Board of Governors of the Federal Reserve (“Board”) to regulate the debit interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction. The Act requires that these fees be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. On June 29, 2011, the Board announced the final rules governing debit card interchange fees, and routing and exclusivity restrictions. Under these rules, debit interchange rates for card issuers with assets of $10 billion or more are capped at $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer's fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In addition, the rules contain prohibitions on network exclusivity and merchant routing restrictions that require a card issuer to enable at least two unaffiliated networks on each debit card, prohibit card networks from entering into exclusivity arrangements, and restrict the ability of issuers or networks to mandate transaction routing requirements. The interchange fee limitations and prohibition on merchant routing restrictions took effect on October 1, 2011. The prohibition on network exclusivity arrangements took effect on October 1, 2011 for payment card networks and April 1, 2012 for most debit card issuers. In addition, the prohibition on network exclusivity arrangements will take effect for certain health and benefit cards and general-use prepaid cards on April 1, 2013.

The Dodd-Frank Act also created the Financial Stability Oversight Council (“FSOC”), which was established to, among other things, identify risks to the stability of the U.S. financial system. The FSOC has the authority to require supervision and regulation of nonbank financial companies by the Federal Reserve if the FSOC determines either that (i) material financial distress at the nonbank financial company or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of activities of the nonbank financial company could pose a threat to the financial stability of the United States. Separately, the FSOC has the authority to designate financial market utilities (“FMUs”) and financial institutions engaged in payment, clearing and settlement (“PCS”) activities as systemically important if the FSOC determines that failure or disruption to the functioning of the FMU or conduct of the PCS activities could threaten the stability of the U.S. financial system. Such a designation will subject the FMU or financial institution to oversight and risk management standards established by the Federal Reserve (in consultation with the FSOC and certain other applicable regulatory agencies). Early indications suggest that the FSOC is focused on the regulation of financial services companies that operate unregulated wholesale transfer systems or engage in largely unregulated commodities, derivatives and currency markets, and not on entities such as the Company.

Payment Network Rules

We are subject to the rules of MasterCard, Visa, Discover and Interac, and other payment networks. In order to provide our transaction processing services, several of our subsidiaries are registered with Visa and MasterCard as service providers for member institutions and with other networks. Accordingly, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions.

Banking Laws and Regulations

Because we provide data processing and technology services to banks and other financial institutions, we are subject to examination by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC is an interagency body comprised of the federal bank and credit union regulators (the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Bureau of Consumer Financial Protection). The FFIEC examines large data processors in order to recognize and supervise risks associated with systemically significant service providers and the risk they may pose to the banking industry. In addition, we are subject to Directive 2007/60 EC in the European Union (“the Payment Services Directive”), which was implemented in most European Union member states through national legislation. As a result of this legislation, we are subject to regulation and oversight in certain EU member nations, including the requirement that we maintain specified regulatory capital.

Privacy and Information Security Laws

We provide services that may be subject to various state, federal and foreign privacy laws and regulations. These laws and regulations include the federal Gramm-Leach-Bliley Act, which applies to a broad range of financial institutions and to companies that provide services to financial institutions. We are also subject to foreign data protection and privacy laws. Among other things, these foreign and domestic laws, and their implementing regulations, restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding and removal or elimination of personal information. Certain state laws also restrict the ability of the Company to collect and utilize certain types of information such as Social Security and driver's license numbers.

Anti-money Laundering and Counter Terrorist Requirements

Regulations issued by the U.S. Treasury Office Department of Foreign Assets Control ("OFAC") place prohibitions and restrictions on all U.S. citizens and entities, including the Company, with respect to transactions by U.S. persons with specified countries and individuals and entities identified on OFAC's Specially Designated Nationals list (for example, individuals and companies owned or controlled by, or acting for or on behalf of, countries subject to certain economic and trade sanctions, as well as terrorists, terrorist organizations and narcotics traffickers identified by OFAC under programs that are not country specific). Similar requirements apply to transactions and to dealings with persons and entities specified in lists maintained in other countries. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments and that allow our customers to protect against having direct business dealings with such prohibited countries, individuals or entities.

Debt Collection Laws

Our subsidiary, Global Payments Check Services, Inc., is subject to the Fair Debt Collection Practices Act and similar state laws in connection with its check guarantee service, which guarantees the payment of checks on behalf of certain merchants. These laws are designed to eliminate abusive, deceptive, and unfair debt collection practices and require licensing at the state level. Global Payments Check Services, Inc. has procedures in place to comply with the requirements of these laws and is licensed in a number of states in order to engage in collection in those states.

Escheat Laws

We are subject to unclaimed or abandoned property laws in the U.S. and in foreign countries that require us to transfer to certain government authorities the unclaimed property of others that we hold when that property has been unclaimed for a certain period of time. Moreover, we are subject to audit by state regulatory authorities with regard to our escheatment practices.

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission, or the SEC. You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance, including our senior financial officers' code of ethics, are also available in the investor information section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing us using the address on the cover of this Form 10-K. You may also telephone our investor relations office directly at (770) 829-8234. We are not including the information on our website as a part of, or incorporating it by reference into, this report.

Our SEC filings may also be viewed and copied at the following SEC public reference room, and at the offices of the New York Stock Exchange, where our common stock is quoted under the symbol “GPN.”

SEC Public Reference Room
100 F Street, N.E.
Washington, DC 20549
(You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.)

NYSE Euronext
20 Broad Street
New York, NY 10005

ITEM 1A- RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K and other SEC filings before you decide whether to buy our common stock. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations. If any of the events contemplated by the following discussion of risks should occur, our business, results of operation and financial condition could suffer significantly. As a result, the market price of our common stock could decline and you may lose all or part of the money you paid to buy our common stock.

Failure to safeguard our data could affect our reputation among our merchant clients and cardholders, and may expose us to penalties, fines, liabilities and legal claims.

Under VISA, MasterCard and Discover card network rules, as well as various state laws, we are responsible for information provided to us by merchants, independent sales organizations, or ISO's, third party service providers, and other agents (all of which we refer to as “associated third parties”), which we require in order to process transactions and for fraud prevention. This information includes bankcard numbers, names, addresses, social security numbers, drivers' license numbers, and bank account numbers. We process the data and deliver our products and services by utilizing computer systems and telecommunications networks operated both by us and by third party service providers. We have ultimate liability to the card networks and their member financial institutions for our failure or the failure of our associated third parties to protect this information. Although plans and procedures are in place to protect this sensitive data, we cannot be certain that our measures will be successful and will be sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential information.

Although we generally require that our agreements with service providers who have access to merchant and customer data include confidentiality obligations that restrict these parties from using or disclosing any customer or merchant data except in accordance with the applicable agreements, we cannot assure you that these contractual measures will prevent the unauthorized use or disclosure of data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of merchant and consumer data. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability and protracted and costly litigation.

In early March of this year, we identified and self-reported unauthorized access into a limited portion of our processing system. We have concluded our investigation and we believe that a limited portion of our North American card processing system was affected. We do not believe our International card processing systems were similarly accessed.

As a result of this event, certain card networks removed us from their list of PCI DSS compliant service providers. We have hired a QSA to conduct an independent review of the PCI DSS compliance of our systems. Once that review is complete, and we conclude the required remediation, we will work closely with the networks to return to the lists of PCI DSS compliant service providers as quickly as possible. Our failure or a delay in returning to the lists could have a material adverse effect on our business, financial condition and results of operation.

The investigation also revealed potential unauthorized access to servers containing personal information collected from a subset of merchant applicants. It is unclear whether any such information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individual.

We expect the card networks will seek to impose fines, penalties and/or other assessments against us or our sponsor banks (who would seek indemnification from us pursuant to our agreements with them). We expect the card networks to seek to recover estimated fraud losses and operating expenses, including losses and expenses of issuing banks, associated with this event, as well as fines or penalties resulting from our failure to comply with card network rules and standards. The unauthorized access has resulted in legal action against us and could result in additional lawsuits in the future. See “Business - Legal Proceedings.” In addition, governmental entities have made inquiries and may initiate investigations related to the event.

This incident has had and will continue to have a financial impact on us due to the expense of consultants and other professional advisors engaged to conduct the investigation and remediate any discovered issues, the costs of remediating the breach and returning to the network lists of PCI DSS compliant service providers, assessments, fines or penalties from the card networks and state authorities, and the cost of the credit monitoring and identity protection insurance we provided.

For the year ended May 31, 2012, we have recorded $84.4 million of expense associated with this incident. Of this amount,

$19.0 million represents the costs we have incurred through May 31, 2012 for legal fees, fees of consultants and other professional advisors engaged to conduct the investigation and various other costs associated with the investigation and remediation. An additional $67.4 million represents an accrual of our estimate of fraud losses, fines and other charges that will be imposed upon us by the card networks. We have also recorded $2.0 million of insurance recoveries based on claims submitted to date as discussed below. We based our estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary settlement discussions with the networks. As such, the final settlement amounts and our ultimate costs associated with fraud losses, fines and other charges that will be imposed by the networks could differ from the amount we have accrued as of May 31, 2012. Any such difference could have a material impact on our results of operations in the period in which the associated claims are actually settled, or in the period in which we receive additional information that would cause us to refine our estimate of losses and adjust our accrual. Currently we do not have sufficient information to estimate the amount or range of additional possible loss. In addition, if we need to raise additional funds to finance our future capital needs, given the impact this event may have on our business and financial condition, we cannot provide any assurance that we will be able to obtain such financing on reasonable terms or at all. See “Management's Discussion and Analysis of Results of Operations” and “Business - Legal Proceedings.”

A security breach like the one that recently occurred, or other misuse of data could harm our reputation and deter existing and prospective customers from using our products and services, increase our operating expenses in order to contain and remediate the breach, expose us to unbudgeted or uninsured liability, disrupt our operations (including potential service interruptions), increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks, and adversely affect our continued card network registration and financial institution sponsorship.

The Company is insured under a claims-made Professional and Technology Based Services, Technology Products, Computer Network Security, and Multimedia and Advertising Liability Insurance Policy and a claims-made Follow Form Excess Liability Insurance Policy issued by certain syndicates of Lloyd's Underwriters and State National Insurance Company, respectively, for the policy period beginning June 1, 2011 and ending June 1, 2012. The policies provide a total of $30 million in policy limits that are potentially available to cover certain first-party and third-party technology errors and omissions losses. The policies contain various sub-limits of liability and other terms, conditions and limitations, including a $1.0 million deductible per claim. The insurers have been advised of the circumstances surrounding our recent event. As of May 31, 2012 we have recorded $2.0 million in insurance recoveries based on claims submitted. We expect to receive additional recoveries as we receive assessments from the networks and submit additional claims. We will record receivables for such recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated.

We expect to incur additional costs associated with investigation, remediation and demonstrating PCI DSS compliance and for the credit monitoring and identity protection insurance we are providing to potentially-affected individuals. We will expense such costs as they are incurred in accordance with our accounting policies for such costs. We currently anticipate that such additional costs may be $55 to $65 million in fiscal 2013. We anticipate that we may receive additional insurance recoveries of up to $28 million.

Our revenues from the sale of services to merchants that accept Visa cards and MasterCard cards are dependent upon our continued Visa and MasterCard registration and financial institution sponsorship and, in some cases, continued participation in certain card networks.

In order to provide our Visa and MasterCard transaction processing services, we must be either a direct participant or be registered as a merchant processor or service provider of Visa and MasterCard. Registration as a merchant processor or service provider is dependent upon our being sponsored by member banks of both organizations. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to attain direct participation, either of which could prove to be difficult and expensive. If we are unable to find a replacement financial institution to provide sponsorship or attain direct participation, we may no longer be able to provide processing services to the affected customers which would negatively impact our revenues and earnings. Furthermore, some agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application, and qualification procedures for merchants and the terms of our agreements with merchants. Our bank sponsors' discretionary actions under these agreements could have a material effect on our business, financial condition, and results of operations. In connection with direct participation, the rules and regulations of various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would limit our use of capital for other purposes.

In Canada, we have filed an application with the Canadian regulatory authorities for the formation of a wholly owned loan company in Canada which could serve as our financial institution sponsor. While such application is pending, in March 2011, we obtained temporary direct participation in the Visa Canada system. This temporary status will expire on September 30, 2012.  In the event the wholly owned loan company has not been approved by such expiration date and Visa is unwilling to extend such temporary status, we have entered into an agreement with a financial institution that is willing to serve as our sponsor; however that agreement is not intended to be a long-term solution.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services, we must find other financial institutions to provide those services. If we are unable to find a replacement financial institution we may no longer be able to provide processing services to certain customers which could negatively impact our revenue and earnings.

If we fail to comply with the applicable requirements of the card networks, they could seek to fine us, suspend us or terminate our registrations. If our merchants or ISOs incur fines or penalties that we cannot collect from them, we could end up bearing cost of fines or penalties.

We are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by their boards, which may be influenced by card issuers, and some of those issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks' rules or policies to the detriment of non-members like us. The termination of our registrations or our status as a service provider or a merchant processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, operating results and financial condition. If a merchant or an ISO fails to comply with the applicable requirements of the card associations and networks, it could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect such amounts from the applicable merchant or ISO, we could end up bearing such fines or penalties, resulting in lower earnings for us. See also our discussion above under “Failure to safeguard our data could affect our reputation among our merchant clients and cardholders, and may expose us to penalties, fines, liabilities and legal claims.”
Increased merchant or ISO attrition could cause our financial results to decline.
We experience attrition in merchant credit and debit card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors, unsuccessful contract renewal renegotiation, and account closures that we initiate for various reasons, as such heightened credit risks or contract breaches by merchants. Our ISO sales channel is a strong contributor to our revenue and earnings growth in our North America merchant services segment. If an ISO partner switches to another transaction processor, terminates our services, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the ISO, and we risk losing existing merchants that were originally enrolled by the ISO. We cannot predict the level of attrition in the future and it could increase. Our announcement regarding unauthorized access into our system could cause an increase in attrition. Higher than expected attrition could negatively affect our results, which could have a material adverse effect on our business, financial condition and results of operations.
The payment processing industry is highly competitive and some of our competitors are larger and have greater financial and operational resources than we do, which may give them an advantage in our market with respect to the pricing of our products and services offered to our customers, and our ability to develop new technologies.

We operate in the electronic payments market, which is highly competitive. Our primary competitors in these markets include other independent processors, as well as financial institutions, ISOs, and, potentially, card networks. Many of our competitors are companies that are larger than we are and have greater financial and operational resources than we have. In addition, our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a bank for registration with the card networks. These factors may allow them to offer better pricing terms to customers, which could result in a loss of our potential or current customers or could force us to lower our prices as well. Our recent announcement of unauthorized access into our system could result in increased attrition and could negatively impact our ability to increase our market share. Any of these actions could have a material adverse effect on our business, financial condition, and results of operation.

In addition, many of our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies and services, including Internet payment processing services and mobile payment processing services that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we could demand for our offerings. Furthermore, we are facing competition from non-

traditional competitors offering alternative payment methods, such as PayPal and Google. These non-traditional competitors have significant financial resources and robust networks and are highly regarded by consumers. If these non-traditional competitors gain a greater share of total electronic payments transactions, it could also have a material adverse effect on our business, financial condition and results of operation.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually update our products and services, a process which could result in increased costs and the loss of revenues, earnings and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

The electronic payments markets in which we compete are subject to rapid technological changes. These markets are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects including the development of a new front-end platform for electronic payments processing, mobile payment applications, ecommerce services and other new offerings emerging in the electronic payments industry. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the electronic payments markets these risks are even more acute. Any delay in the delivery of new products or services or the failure to differentiate our products and services could render them less desirable to our customers, or possibly even obsolete. In addition, the products and services we deliver to the electronic payments markets are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver an effective and secure product or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. As a result of these factors, our development efforts could result in increased costs that could reduce our earnings in addition to a loss of revenue and earnings if promised new products are not timely delivered to our customers or do not perform as anticipated. We also rely in part on third parties, including some of our competitors and potential competitors, for the development and access to new technologies. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards and our failure to do so could have a material adverse effect on our business, operating results, and financial condition.

In order for us to continue to grow and increase our profitability, we must continue to expand our share of the existing electronic payments markets and also expand into new markets.

Our future growth and profitability depend upon our continued expansion within the markets in which we currently operate, the further expansion of these markets, the emergence of other markets for electronic transaction payment processing, and our ability to penetrate these markets. As part of our strategy to achieve this expansion, we look for acquisition opportunities, investments and alliance relationships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition, investment and alliance candidates in the future, and if we do, they may not provide us with the benefits we anticipated. Once completed, investments and alliances may not realize the value that we expect.

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

There may be a decline in the use of cards as a payment mechanism for consumers or adverse developments with respect to the card industry in general.

If consumers do not continue to use credit or debit cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards, and debit cards, which is adverse to us, it could have a material adverse effect on our business, financial condition, and results of operations. We believe future growth in the use of credit and debit cards and other electronic payments will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process including credit and debit cards.

Our systems and our third-party providers' systems may fail which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. In addition, we have undertaken the relocation of our primary data center. We have entered into agreements related to this relocation and for the ongoing management of the data center.

A system outage or data loss could have a material adverse effect on our business, financial condition and results of operation. Not only would we suffer damage to our reputation in the event of a system outage or data loss, but we may also be liable to third parties. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties (including those related to the system relocation) could result in loss of revenue, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, fines and other sanctions imposed by card networks, and/or diversion of technical and other resources.

We may experience software defects, undetected errors, and development delays, which could damage customer relations, decrease our potential profitability and expose us to liability.

Our products are based on sophisticated software and computing systems that often encounter development delays and the underlying software may contain undetected errors, viruses, or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation, or exposure to liability claims.

In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition and results of operations.

We incur chargeback liability when our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers. We cannot accurately anticipate these liabilities, which may adversely affect our results of operations and financial condition.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. Furthermore, such disputes are more likely to arise during economic downturns. If we are unable to collect such amounts from the merchant's account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition and results of operations.

Fraud by merchants or others could have an adverse effect on our operating results and financial condition.

We have potential liability for fraudulent electronic payment transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit or debit card, card number, or other credentials to record a false sales or credit transaction, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or cause us to incur other liabilities. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could have a material adverse effect on our operating results and financial condition.

We are subject to economic and political risk, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which could negatively impact our business, financial condition and results of operations.
The global electronic payments industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate or increases in interest rates may adversely affect our financial performance by reducing the number or average purchase amount of transactions made using electronic payments. A reduction in the amount of consumer spending could result in a decrease in our revenue and profits. If our merchants make fewer sales of their products and services using electronic payments or people spend less money per transaction, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

A downturn in the economy could force retailers to close, resulting in exposure to potential credit losses and future transaction declines. Furthermore, credit card issuers may reduce credit limits and be more selective with respect to which they issue credit cards. We also have a certain amount of fixed and other costs, including rent, debt service, operations, processing contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely impact our future revenues and profits and cause a materially adverse effect on our business, financial condition and results of operations.
In addition, a recessionary economic environment could affect our merchants through a higher rate of bankruptcy filings, resulting in lower revenues and earnings for us. Our merchants are liable for any charges properly reversed by the card issuer on behalf of the cardholder. Our associated third parties are also liable for any fines, or penalties, that may be assessed by any card networks. In the event that we are not able to collect such amounts from the associated third parties, due to fraud, breach of contract, insolvency, bankruptcy or any other reason, we may be liable for any such charges.

Reject losses arise from the fact that, in most markets, we collect our fees from our merchants on the first day after the monthly billing period. This results in the build-up of a substantial receivable from our customers. If a merchant has gone out of business during the billing period, we may be unable to collect such fees, which negatively impacts our business, financial condition and results of operations.

Increases in credit card network fees may result in the loss of customers or a reduction in our earnings.

From time to time, the card networks, including Visa and MasterCard, increase the fees that they charge processors such as us. We could attempt to pass these increases along to our merchant customers, but this strategy might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along such increased fees to our merchant customers in the future, we may have to absorb all or a portion of such increases thereby increasing our operating costs and reducing our earnings.

Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable impact to our financial results.

Our business is impacted by laws and regulations that affect our industry in the countries in which we operate. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines which could have an adverse effect on our financial condition. For example, we are subject to the card network rules of Visa, MasterCard, and other card networks, Interac, and various debit networks; applicable privacy and information security regulations in the regions where we operate and of the card networks; the Payment Services Directive in Europe; The Code of Conduct for the Credit and Debit Card Industry in Canada (issued by Canada's Department of Finance); Housing Assistance Tax Act of 2008, which requires information returns to be made for each calendar year by merchant acquiring entities, along with a myriad of consumer protection laws and escheat regulations, to name a few. We are also subject to examination by the Federal Financial Institutions Examination Council or FFIEC (as a result of our provision of data processing services to financial institutions).

Interchange fees (which are typically paid by the acquirer to the issuer in connection with transactions) are subject to increasingly intense legal, regulatory, and legislative scrutiny worldwide. For instance, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law in July 2010, significantly changes the U.S. financial regulatory system. Changes affecting the payment processing industry include restricting amounts of debit card fees that certain issuing institutions can charge merchants and allowing merchants to set minimum dollar amounts for the acceptance of credit cards and to offer discounts for different payment methods. On June 29, 2011, the Federal Reserve Board adopted the final rules implementing the debit interchange fee and routing and exclusivity provisions in Dodd-Frank. The overall impact of Dodd-Frank on us is difficult to estimate because it will take some time for the market to react and adjust to the new regulations. These decisions and regulatory actions, even if not directed at us, may require significant efforts to change our systems and products and may require changes to how we price our services to customers. Until final decisions around implementation are announced, we cannot predict the impact of any of these changes on our operations and financial condition.

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

We are subject to risks related to the changes in currency exchange rates as a result of our investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Volatility in currency exchange rates has affected and may continue to affect our financial results. For example, for fiscal year 2012, currency exchange rate fluctuations increased our revenues by $2.2 million and our earnings by $0.01 per diluted share. We historically have not used forward contracts or other derivative instruments to mitigate the risks associated with currency exchange risk.

We also have indirect foreign investments, which are subject to country risk (such as sovereign, economic, political, and location risks). These investments are short term in nature and with private sector issuers. Country risk could impact the valuation and liquidity of those investments.

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

We conduct a portion of our business in various European and Asia-Pacific countries, and the Russian Federation, where the risk of continued political, economic and regulatory change that could impact our operating results is greater than in the United States.

We expect to continue to expand our operations into various countries in Europe and the Asia-Pacific region. Some of these countries, and other foreign countries in which we operate such as Russia, have undergone significant political, economic and social change in recent years, and the risk of new, unforeseen changes in these countries remains greater than in the United States. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.

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

The acquisition, integration, and conversion of businesses involves a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, products, technology, and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions often involve additional or increased risks including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of those new markets; and general economic and political conditions.

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

All of our businesses function at the intersection of rapidly changing technological, social, economic, and regulatory developments that requires a wide ranging set of expertise and intellectual capital. To successfully compete and grow, we must retain, recruit, and develop the necessary personnel who can provide the needed expertise across the entire spectrum of intellectual capital needs. In addition, we must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may also result in significant additional expenses, which could negatively affect our profitability. We cannot assure that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition, and results of operations.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition, and results of operations.

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 38% and 33% of the total assets on our balance sheet as of May 31, 2012 and May 31, 2011, respectively. We may not realize the full fair value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

Unfavorable resolution of tax contingencies or changes to enacted tax rates could adversely affect our tax expense.

Our tax returns and positions are subject to review and audit by federal, state, local, and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively impacting our results of operations. We have established contingent liabilities for material known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. These liabilities reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While we believe that the liabilities are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial cost less than any related liability. An unfavorable resolution, therefore, could negatively impact our financial position, results of operations and cash flows in the current and/or future periods.

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

Further, this assessment may be complicated by any acquisitions we may complete.  In certain markets in the Asia-Pacific region and in Spain, our member sponsors perform payment processing operations and related support services pursuant to services agreements.  We expect that the member sponsors will continue to provide these services until such time as we may integrate these functions into our operations.  Accordingly, we rely on our member sponsors to provide financial data, such as revenue billed to merchants, to assist us with compiling our accounting records.  As such, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by the internal controls and procedures of our member sponsors in these markets.  In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the accuracy of the financial data being provided by our member sponsors

While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market's perception of our business and our stock price.

Anti-takeover provisions of our articles of incorporation and by-laws and provisions of Georgia law could delay or prevent a change of control that individual shareholders favor.

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

The payment of dividends on our common stock in the future is at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholder's equity, cash position, and financial condition. No assurance can be given that we will be able to or will choose to pay any dividends in the foreseeable future.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We operate in a rapidly changing industry. Accordingly our risk management policies and procedures may not be fully effective to identify, monitor, and manage our risks. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, financial condition and results of operation.

Continued consolidation in the banking and retail industries could adversely affect our growth.

Historically, the banking industry has been the subject of consolidation, regardless of overall economic conditions, while the retail industry has been the subject of consolidation due to cyclical economic events. Since 2008, there have been multiple bank failures and government-encouraged consolidation. Larger banks and larger merchants with greater transaction volumes may demand lower fees which could result in lower revenues and earnings for us.

ITEM 2- PROPERTIES

The following summarizes the type of facilities we use to operate our business as of May 31, 2012:

Type of Facility	Leased	Owned
Facilities in the United States:
Multi-Purpose (Operations, Sales, Administrative)	4	—
Operations/Customer Support	1	—
Sales and retail branches	4	—
	9	—

International Facilities:
Multi-Purpose (Operations, Sales, Administrative)	4	2
Operations/Customer Support	11	—
Sales and retail branches	14	—
	29	2
Total	38	2

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

ITEM 3- LEGAL PROCEEDINGS

In addition to the class action suit described below, we are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse impact on our financial position, liquidity or results of operations.

A class action arising out of the data breach we experienced earlier this year was filed against us on April 4, 2012 by Natalie Willingham (individually and on behalf of a putative nationwide class). Specifically, Ms. Willingham alleged that the Company failed to maintain reasonable and adequate procedures to protect her personally identifiable information (“PII”) which she claims resulted in two fraudulent charges on her credit card in March 2012.  Further, Ms. Willingham asserted that the Company failed to timely notify the public of the data breach.  Based on these allegations, Ms. Willingham asserted claims for negligence, violation of the Federal Stored Communications Act, willful violation of the Fair Credit Reporting Act, negligent violation of the Fair Credit Reporting Act, violation of Georgia's Unfair and Deceptive Trade Practices Act, negligence per se, breach of third-party beneficiary contract, and breach of implied contract. Plaintiffs seek an unspecified amount of damages and injunctive relief. The suit was filed in the United States District Court for the Northern District of Georgia. On May 14, 2012, the Company filed a motion to dismiss. On July 11, 2012, Plaintiff filed a motion for leave to amend her complaint, and on July 16, 2012, the Court granted that motion. Plaintiff filed an amended complaint on July 16, 2012. The amended complaint does not add any new causes of action. Instead, it adds two new named Plaintiffs (Nadine and Robert Hielscher) and drops Plaintiffs' claim for negligence per se. The Company's deadline for responding to the amended complaint is August 2, 2012. At this stage of the proceedings we cannot predict the outcome of the matter, but we intend to defend the matter vigorously.

Part II
ITEM 5- MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol “GPN.” The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2012 and 2011. We expect to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2012:
First Quarter	$52.75	$41.02	$0.02
Second Quarter	47.70	38.26	0.02
Third Quarter	52.55	43.69	0.02
Fourth Quarter	53.93	41.19	0.02

Fiscal 2011:
First Quarter	$42.88	$34.61	$0.02
Second Quarter	43.52	37.68	0.02
Third Quarter	49.95	41.73	0.02
Fourth Quarter	53.67	45.54	0.02

The number of shareholders of record of our common stock as of July 16, 2012 was 2,248.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Sale of Unregistered Securities

We have not issued any unregistered securities during our fiscal year ended May 31, 2012.

Stock Performance Graph

The following line-graph presentation compares our cumulative shareholder returns with the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Stock Index for the past five years. The line graph assumes the investment of $100 in our common stock, the Standard & Poor's Information Technology Index, and the Standard & Poor's 500 Stock Index on May 31, 2007 and assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Global Payments Inc., the S&P 500 Index, and the S&P Information Technology Index

$140
$120
$100
$80
$60
$40
$20
$0
5/07
5/08
5/09
5/10
5/11
5/12
Global Payments Inc.
S&P 500
S&P Information Technology

*$100 invested on 5/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending May 31.

	Global Payments	S&P 500	S&P Information Technology

May 31, 2007	$100.00	$100.00	$100.00
May 31, 2008	118.16	93.30	102.56
May 31, 2009	90.18	62.92	73.06
May 31, 2010	105.99	76.12	93.86
May 31, 2011	130.77	95.87	113.70
May 31, 2012	107.10	95.48	122.30

Issuer Purchases of Equity Securities

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

The shares repurchased in the fourth quarter of fiscal 2012, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
March 1, 2012	—	—	—	—
April 1, 2012	—	—	—	—
May 1, 2012	—	—	—	—
Total	—	—	—	—

ITEM 6- SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Item 7 ‑ Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 ‑ Financial Statements and Supplementary Data” included elsewhere in this annual report. As a result of our disposition of the money transfer business, this segment has been accounted for as a discontinued operation. The income statement data for fiscal years ended May 31, 2012, 2011, and 2010 and the balance sheet data as of May 31, 2012 and 2011 are derived from the audited consolidated financial statements included elsewhere in this annual report. The income statement data for fiscal years 2009 and 2008 and the balance sheet data as of May 31, 2010 and 2009 were derived from consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2010. The balance sheet data as of May 31, 2008 was derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2009. Amounts related to our discontinued operations in our statements of income for fiscal years 2009 and 2008 were reclassified in fiscal year 2010 to conform to the current presentation.

	Year Ended May 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Income statement data:
Revenue	$2,203,847	$1,859,802	$1,642,468	$1,462,306	$1,130,608
Operating income(1)	307,349	331,594	323,279	292,546	237,723
Income from continuing operations(1)	217,566	229,131	223,010	207,017	161,198
Net income attributable to Global Payments(1).(2)	188,161	209,238	203,317	37,217	162,754

Per share data:
Basic earnings per share	$2.39	$2.62	$2.51	$0.46	$2.04
Diluted earnings per share	2.37	2.60	2.48	0.46	2.01
Dividends per share	0.08	0.08	0.08	0.08	0.08

Balance sheet data (at year end):
Total assets	$2,688,143	$3,350,531	$2,039,326	$1,676,821	$1,445,907
Borrowings under lines of credit	215,391	270,745	79,187	10,174	1,527
Long-term debt	312,985	354,019	421,134	197,003	—
Total equity(3)	1,300,921	1,337,817	871,517	678,243	1,054,152

(1)	Includes processing system intrusion charges of $84,438 in fiscal 2012. Also includes impairment, restructuring and other charges of $2,583 and $1,317 in fiscal 2010 and 2008, respectively.
(2)	Also includes a pre-tax impairment charge of $147,664 in fiscal 2009 related to our money transfer business that has been reclassified to discontinued operations.
(3)	Includes the impact of the retrospective adoption of new accounting guidance concerning noncontrolling interests adopted in fiscal year 2010.

ITEM 7- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in “Item 1A - Risk Factors” of this report. See also “Cautionary Notice Regarding Forward-Looking Statements” located above “Item 1 - Business.”

You should read the following discussion and analysis in conjunction with “Item 6 - Selected Financial Data” and “Item 8 - Financial Statements and Supplementary Data” appearing elsewhere in this annual report.

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

Our business does not have pronounced seasonality in which more than 30% of our revenues occur in one quarter. However, each geographic channel has somewhat higher and lower quarters given the nature of the portfolio. While there is some variation in seasonality across markets, the first and fourth quarters are generally the strongest, and the third quarter tends to be the weakest due to lower volumes in the months of January and February.

Executive Overview

In early March of this year, we identified and self-reported unauthorized access into a limited portion of our North America card processing system.

As a result of this event, certain card networks removed us from their list of PCI DSS compliant service providers. We have hired a QSA to conduct an independent review of the PCI DSS compliance of our systems. Once that review is complete and we conclude the required remediation, we will work closely with the networks to return to the lists of PCI DSS compliant service providers as quickly as possible. We continue to sign new merchants and process transactions around the world for all card networks.

The investigation also revealed potential unauthorized access to servers containing personal information collected from a subset of merchant applicants. It is unclear whether any such information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individual.

For the year ended May 31, 2012, we have recorded $84.4 million of expense associated with this incident. Of this amount, $19.0 million represents the costs we have incurred through May 31, 2012 for legal fees, fees of consultants and other professional advisors engaged to conduct the investigation and various other costs associated with the investigation and remediation. The remaining $67.4 million represents an accrual of our estimate of fraud losses, fines and other charges that will be imposed upon us by the card networks. We have also recorded $2.0 million of insurance recoveries based on claims submitted to date.

In fiscal 2012 revenue increased 18% to $2,203.8 million from $1,859.8 million in fiscal 2011. This revenue growth was primarily due to growth in most of markets around the world and the impact of our acquisition in Spain on December 20, 2010. Fiscal 2012 Canadian revenues were flat when compared with the prior year.

Consolidated operating income was $307.3 million for fiscal 2012, compared to $331.6 million for fiscal 2011. Consolidated operating income for fiscal 2012 includes processing system intrusion costs of $84.4 million. Net income attributable to Global Payments decreased $21.0 million, or 10%, to $188.2 million in fiscal 2012 from $209.2 million in the prior year, resulting in a $0.23 decrease in diluted earnings per share to $2.37 in fiscal 2012 from $2.60 in fiscal 2011.

North America merchant services segment revenue increased $204.4 million or 15% to $1,567.3 million in fiscal 2012 from $1,362.9 million in fiscal 2011. North America merchant services segment operating income increased to $281.3 million in fiscal 2012 from $268.2 million in fiscal 2011, with operating margins of 17.9% and 19.7% for fiscal 2012 and 2011, respectively.

International merchant services segment revenue increased $139.7 million or 28% to $636.6 million in fiscal 2012 from $496.9 million in fiscal 2011. International merchant services operating income also increased to$196.1 million in fiscal 2012 from $143.9 million in fiscal 2011, with operating margins of 30.8% and 29.0% for fiscal 2012 and 2011, respectively.

Operating income decreased $24.2 million during fiscal year 2012 compared to the prior year period. Consolidated operating margins for fiscal 2012 decreased to 13.9% compared to 17.8% during fiscal year 2011. The decline in operating margins is due to costs associated with the processing system intrusion and, to a lesser extent, the effect of our U.S. ISO business.

During the fiscal year 2012 we completed three targeted acquisitions which expand our International and e-commerce presence. In December 2011, our UCS subsidiary acquired Alfa-Bank's merchant acquiring business. Alfa-Bank is the largest privately owned bank in Russia. In December 2011, we also acquired a merchant acquiring business in Malta and in January 2012 acquired a U.S. e-commerce portfolio. The aggregate purchase price for these three transactions was approximately $44 million.

Results of Operations

Fiscal Year Ended May 31, 2012 Compared to Fiscal Year Ended May 31, 2011

The following table shows key selected financial data for the fiscal years ended May 31, 2012 and 2011, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2011. Comercia's results of operations are included in our consolidated results of operations and results of operations of our International merchant services segment from December 20, 2010, the date we acquired our controlling financial interest. Accordingly, results of operations for the year ended May 31, 2012 reflect the results of` Comercia's operations, while results of operations for the year ended May 31, 2011 do not reflect these results for the entire year.

	2012	% of Revenue(1)	2011	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$1,234,818	56	$1,031,997	55	$202,821	20
Canada	332,434	15	330,872	18	1,562	—
North America merchant services	1,567,252	71	1,362,869	73	204,383	15

Europe	489,300	22	359,567	19	129,733	36
Asia-Pacific	147,295	7	137,366	7	9,929	7
International merchant services	636,595	29	496,933	27	139,662	28

Total revenues	$2,203,847	100	$1,859,802	100	$344,045	18

Consolidated operating expenses:
Cost of service	$784,756	35.6	665,017	35.8	$119,739	18
Sales, general and administrative	1,027,304	46.6	863,191	46.4	164,113	19
Processing system intrusion	84,438	3.8	—	NM	—	NM
Operating income	$307,349	13.9	$331,594	17.8	$(24,245)	(7)

Operating income for segments:
North America merchant services	$281,305		$268,233		$13,072	5
International merchant services	196,137		143,911		52,226	36
Corporate(2)	(170,093)		(80,550)		(89,543)	111
Operating income	$307,349		$331,594		$(24,245)	(7)

Operating margin for segments:
North America merchant services	17.9%		19.7%		(1.8)%
International merchant services	30.8%		29.0%		1.8%
(1) Percentage amounts may not sum to the total due to rounding.
(2) Includes processing system intrusion costs of $84.4 million in fiscal 2012.

Processing System Intrusion

In early March of this year, we identified and self-reported unauthorized access into a limited portion of our North America card processing system.

As a result of this event, certain card brands removed us from their list of PCI DSS compliant service providers. We have hired a QSA to conduct an independent review of the PCI DSS compliance of our systems. Once that review is complete and we conclude the required remediation, we will work closely with the networks to return to the lists of PCI DSS compliant service providers as quickly as possible. We continue to sign new merchants and process transactions around the world for all card networks.

The investigation also revealed potential unauthorized access to servers containing personal information collected from a subset of merchant applicants. It is unclear whether any information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individual.

For the year ended May 31, 2012, we have recorded $84.4 million of expense associated with this incident. Of this amount, $19.0 million represents the costs we have incurred through May 31, 2012 for legal fees, fees of consultants and other professional advisors engaged to conduct the investigation and various other costs associated with the investigation and remediation. An additional $67.4 million represents an accrual of our estimate of fraud losses, fines and other charges that will be imposed upon us by the card networks. We have also recorded $2.0 million of insurance recoveries based on claims submitted to date as discussed below. We based our estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary settlement discussions with the networks. As such, the final settlement amounts and our ultimate costs associated with fraud losses, fines and other charges that will be imposed by the networks could differ from the amount we have accrued as of May 31, 2012. Any such difference could have a material impact on our results of operations in the period in which the associated claims are actually settled, or in the period in which we receive additional information that would cause us to refine our estimate of losses and adjust our accrual. Currently we do not have sufficient information to estimate the amount or range of additional possible loss.

A class action arising out of the data breach we experienced earlier this year was filed against us on April 4, 2012 by Natalie Willingham (individually and on behalf of a putative nationwide class). Specifically, Ms. Willingham alleged that the Company failed to maintain reasonable and adequate procedures to protect her personally identifiable information (“PII”) which she claims resulted in two fraudulent charges on her credit card in March 2012.  Further, Ms. Willingham asserted that the Company failed to timely notify the public of the data breach.  Based on these allegations, Ms. Willingham asserted claims for negligence, violation of the Federal Stored Communications Act, willful violation of the Fair Credit Reporting Act, negligent violation of the Fair Credit Reporting Act, violation of Georgia's Unfair and Deceptive Trade Practices Act, negligence per se, breach of third-party beneficiary contract, and breach of implied contract. Plaintiffs seek an unspecified amount of damages and injunctive relief. The suit was filed in the United States District Court for the Northern District of Georgia. On May 14, 2012, the Company filed a motion to dismiss. On July 11, 2012, Plaintiff filed a motion for leave to amend her complaint, and on July 16, 2012, the Court granted that motion. Plaintiff filed an amended complaint on July 16, 2012. The amended complaint does not add any new causes of action. Instead, it adds two new named Plaintiffs (Nadine and Robert Hielscher) and drops Plaintiffs' claim for negligence per se. The Company's deadline for responding to the amended complaint is August 2, 2012. At this stage of the proceedings we cannot predict the outcome of the matter, but we intend to defend the matter vigorously. We have not recorded a loss accrual related to this matter because we have not determined that a loss is probable. Currently we do not have sufficient information to estimate the amount or range of possible loss associated with this matter.

This event could result in additional lawsuits in the future. In addition, governmental entities have made inquiries and may initiate investigations related to the event. We have not recorded any loss accruals related to these items or any other claims (except as described above) that have been or may be asserted against us in relation to this incident as we have not determined that losses associated with any such claims or potential claims are probable. Further, we do not have sufficient information to estimate the amount or range of possible losses associated with such matters. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will accrue our estimate of such loss. If and when we record such an accrual, it could be material and could adversely impact our results of operations.

We are insured under policies that we believe may provide coverage of certain costs associated with this event. The policies provide a total of $30.0 million in policy limits and contain various sub-limits of liability and other terms, conditions and limitations, including a $1.0 million deductible per claim. The insurers have been advised of the circumstances surrounding our recent event. As of May 31, 2012 we have recorded $2.0 million in insurance recoveries based on claims submitted to date. We expect to receive additional recoveries as we receive assessments from the networks and submit additional claims. We will record receivables for such recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated.

We expect to incur additional costs associated with investigation, remediation and demonstrating PCI DSS compliance and for the credit monitoring and identity protection insurance we are providing to potentially-affected individuals. We will expense such costs as they are incurred in accordance with our accounting policies for such costs. We currently anticipate that such additional costs may be $55 to $65 million in fiscal 2013. We anticipate that we may receive additional insurance recoveries of up to $28 million.

Revenues

We derive our revenues from three primary sources: charges based on volumes and fees for services, charges based on transaction quantity, and equipment sales and rentals. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

For fiscal 2012, revenues increased 18% to $2,203.8 million compared to the prior year period primarily due to strong performance across most of of our regions, and the impact of our acquisition in Spain on December 20, 2010.

North America Merchant Services Segment

For fiscal 2012, revenue from our North America merchant services segment increased 15% compared to the prior year period to $1,567.3 million. North America revenue growth was driven by our U.S. ISO channel, reduced interchange expense as explained below, strong growth from our gaming business and solid performance from our direct sales channel.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For fiscal 2012, our United States direct credit and debit card processed transactions grew 13% compared to the prior year period. Increased spreads, primarily driven by lower interchange expense due to the Durbin amendment, have offset the impact of lower average ticket, which decreased by 3% in fiscal 2012. This decline in average ticket is primarily due to a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants. Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit transactions, with PIN-based debit transactions representing less than 10% of our total transactions.

On June 29, 2011, the Federal Reserve board adopted the final rule implementing Section 1075 (“the Durbin amendment”) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective October 1, 2011, the Durbin amendment capped the amount of debit interchange that large card issuers may charge on debit transactions. Our interchange expense decreased as a result of the Durbin amendment. We recognize revenue net of interchange expense; therefore, our revenues increased for fiscal 2012, as a result of lower interchange expense. We believe that any future benefits resulting from the Durbin amendment are uncertain due to our competitive marketplace.

For fiscal 2012, our Canadian revenue remained flat while our credit and debit card processed transactions grew 5% compared to the prior year period. Our Canadian business experienced reduced spreads due to market-driven pricing pressure as compared to the prior year.

International Merchant Services Segment

For fiscal 2012, International merchant services revenue increased 28% to $636.6 million compared to the prior year period.

Our Europe merchant services revenue for fiscal 2012 increased 36% to $489.3 million compared to the prior year period. These revenue increases were driven primarily by the impact of our acquisition in Spain on December 20, 2010, pricing benefits in the United Kingdom and favorable foreign currency trends during fiscal 2012.

Asia-Pacific merchant services revenue for fiscal 2012 increased 7% to $147.3 million compared to the prior year period. The growth was due to solid business performance across the region. Revenues in the prior year included the roll-out of new products by a major retailer with both physical and e-commerce transactions in several markets in the region, continued growth of our installment payment plan and regional roll out of our dynamic currency conversion products.

Consolidated Operating Expenses

Cost of service consists primarily of the following costs: operations- and technology-related personnel, including those who monitor our transaction processing systems and settlement functions; assessment fees paid to card networks; transaction processing systems, including third-party services; network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses. Cost of service increased 18% during fiscal 2012, compared to the prior year period primarily driven by revenue growth. As a percentage of revenues, cost of service decreased to 35.6% for fiscal 2012 from 35.8% in the prior year.

Sales, general and administrative expenses consists primarily of salaries, wages and related expenses paid to sales personnel; non-revenue producing customer support functions and administrative employees and management; commissions paid to ISOs, independent contractors, and other third parties; advertising costs; other selling expenses; share-based compensation expense and occupancy of leased space directly related to these functions. Sales, general and administrative expenses increased 19% for fiscal 2012 compared to the prior year period. This increase is primarily due to employee termination costs, charges for two contractual disputes, and an increase in commission payments to ISOs. As a percentage of revenues, sales, general and administrative expenses increased to 46.6% for fiscal 2012 from 46.4% in the prior year.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment increased 5% for fiscal 2012 compared to the prior year period. The increase in operating income was driven by growth in the U.S. primarily driven by our ISO and direct channels partially offset by market-based spread compression in Canada and, to a lesser extent, increased investment in Brazil. This resulted in operating margins decreasing during fiscal 2012. The operating margin was 17.9% and 19.7% for the fiscal years 2012 and 2011, respectively. The decrease in operating margin was primarily driven by ISO channel dilution, including the impact of the Durbin amendment Canadian spread compression and investment in Brazil.

Effective October 1, 2011, the new debit interchange legislation capped the amount of interchange that card issuers may charge on transactions. Our interchange expenses decreased as a result of this. We recognize revenue net of interchange expense; therefore, our revenues increased as a result of lower interchange expense with a resulting increase in operating income as well. Increased revenues came primarily through our ISO channel, where reduced interchange fees led to higher revenues and a dollar-for-dollar increase in ISO commission expense, with an associated reduction in our operating margin.

International Merchant Services Segment

Operating income in the International merchant services segment increased 36% to $196.1 million for fiscal 2012 compared to the prior year period. The operating margin was 30.8% and 29.0% for the fiscal years 2012 and 2011, respectively. The increase in operating margin is due to the strong segment results, strong organic operating income growth in our Asia Pacific region, pricing benefits in the United Kingdom and a marketing fee true-up in Spain.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, expenses related to our Global Service Center in Manila, Philippines that have not been allocated to our business segments, insurance, employee incentive programs, and certain corporate staffing areas, including finance, accounting, information technology, legal, human resources, marketing, and executive. Corporate also includes expenses associated with our share-based compensation programs. Our corporate costs increased 111% to $170.1 million for fiscal 2012 compared to the prior year. This increase is primarily due to costs associated with the processing system intrusion, employee termination costs and charges for two contractual disputes. The prior year corporate costs included expenses related to our Global Service Center in Manila, Philippines and employee and termination benefits.

Consolidated Operating Income

During the fiscal year 2012, our consolidated operating income decreased $24.2 million to $307.3 million compared to the prior year. The decrease in our consolidated operating income is primarily due to costs associated with the processing system intrusion.

Consolidated Other Income/Expense, Net

Other expense, net, decreased to $6.9 million for fiscal 2012 compared to $7.4 million in the prior year period. Interest expense decreased during fiscal 2012 due to lower term loan borrowings.

Provision for Income Taxes

Our effective tax rates were 27.6% and 29.3% for the years ended May 31, 2012 and 2011, respectively. The effective tax rates for the years ended May 31, 2012 and 2011 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% and 1%, respectively. Our effective tax rates differ from U.S. statutory rates due to domestic and international tax planning initiatives and the increasing amount of income being generated in lower tax jurisdictions due to international expansion.

We have net deferred tax assets associated with our UK business of $92.8 million. The measurement of such deferred tax assets is based, in part, on the current enacted corporate tax rate in the United Kingdom. The 2012 United Kingdom budget includes a reduction in the corporate tax rate from 25% to 23%. Upon enactment of this rate, which is expected during the first half of our fiscal year 2013, we estimate that we will record a reduction in our UK deferred tax asset and a corresponding increase to our deferred income tax provision of approximately $5 million.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax increased to $29.4 million from $18.9 million for the fiscal year 2012 and 2011, respectively. This increase is primarily due to our spanish acquisition of a 51% controlling financial interest in Comercia on December 20, 2010.

Fiscal Year Ended May 31, 2011 Compared to Fiscal Year Ended May 31, 2010

The following table shows key selected financial data for the fiscal years ended May 31, 2011 and 2010, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2010. Comercia's results of operations are included in our consolidated results of operations and results of operations of our International merchant services segment from December 20, 2010, the date we acquired our controlling financial interest. Accordingly, results of operations for the year ended May 31, 2011 reflect the results of Comercia's operations for five months, while results of operations for the year ended May 31, 2010 do not reflect these results.

	2011	% of Revenue(1)	2010	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$1,031,997	55	$902,844	55	$129,153	14
Canada	330,872	18	317,272	19	13,600	4
North America merchant services	1,362,869	73	1,220,116	74	142,753	12

Europe	359,567	19	315,023	19	44,544	14
Asia-Pacific	137,366	7	107,329	7	30,037	28
International merchant services	496,933	27	422,352	26	74,581	18

Total revenues	$1,859,802	100	$1,642,468	100	$217,334	13

Consolidated operating expenses:
Cost of service	$665,017	35.8	$584,609	35.6	$80,408	143
Sales, general and administrative	863,191	46.4	734,580	44.7	128,611	18
Operating income	$331,594	17.8	$323,279	19.7	$8,315	3

Operating income for segments:
North America merchant services	$268,233		$275,386		$(7,153)	(3)
International merchant services	143,911		113,699		30,212	27
Corporate	(80,550)		(65,806)		(14,744)	(22)
Operating income	$331,594		$323,279		$8,315	3

Operating margin for segments:
North America merchant services	19.7%		22.6%		(2.9)%
International merchant services	29.0%		26.9%		2.1%

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

For fiscal 2011, revenues increased 13% to $1,859.8 million compared to the prior year. Our revenues have been affected by fluctuations in foreign currency exchange rates.

North America Merchant Services Segment

For fiscal 2011, revenue from our North America merchant services segment increased 12% to $1,362.9 million.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For fiscal 2011, United States revenue grew 14% as transaction growth of 18% was offset by a 4% decrease in average revenue per transaction (“average ticket”). We believe this decline in average ticket is due to a shift toward smaller merchants added through our ISO channel.  Smaller merchants tend to have lower average tickets when compared to larger merchants. The effect of consumers replacing cash-based payments with debit card transactions increases volume but also lowers our overall United States average ticket amounts.   Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit, with PIN-based debit representing less than 10% of our total transactions.

For fiscal 2011, our Canadian revenue increased 4% compared to the prior year period. The increases in revenue was due to favorable foreign currency trends in Canada, which were offset, on a year-to-date basis, by reduced spreads due to market-driven pricing pressure as compared to the prior year.

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

Sales, general and administrative expenses consists primarily of salaries, wages and related expenses paid to sales personnel; non-revenue producing customer support functions and administrative employees and management; ISOs, commissions to independent contractors, and other third parties, advertising costs; other selling expenses, share-based compensation expenses and occupancy of leased space directly related to these functions.

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

Consolidated Operating Income

During fiscal 2011, our consolidated operating income increased $8.3 million to $331.6 million compared to the prior year. The increase in our consolidated operating income is due to the increases in our International merchant services segments, offset by a decrease in North America merchant services, increased corporate, sales, general and administrative expenses as discussed above.

Consolidated Other Income/Expense, Net

Other expense, net, decreased to $7.4 million for fiscal 2011 compared to expense of $12.9 million in the prior year. The decrease in other expense is due to lower interest expense because of lower term loan borrowings outstanding and lower interest rates. In addition, we recognized a previously deferred gain of $2.6 million, which was recognized during fiscal 2011 for the sale of our 20% interest in Global Payments Credit Services (“GPCS”) to Equifax Decision Systems, BV. See Note 15 - Commitments and Contingencies in the notes to the audited consolidated financial statements for further information.

Provision for Income Taxes

Our effective tax rates were 29.3% and 28.2% for fiscal 2011 and 2010, respectively. The tax rate for fiscal year 2011 reflects adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 1%.

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

At May 31, 2012, we had cash and cash equivalents totaling $781.3 million. Of this amount, we consider $278.7 million to be available cash. Our available cash balance includes $237.0 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-US acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the cash held by these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

Available cash excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors' funding obligation to the merchant. Settlement related cash balances are not restricted; however these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At May 31, 2012, our cash and cash equivalents included $328.2 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Operating activities used net cash of $173.5 million during fiscal year 2012 compared to providing net cash of $709.8 million during the prior year’s comparable period. The decrease in cash flow from operating activities was primarily due the change in net settlement processing assets and obligations of $868.2 million. At May 31, 2012 we had lower settlement related cash balances due to settlement timing. Our settlement cash balances and the corresponding settlement processing obligations were unusually high at May 31, 2011 due to the timing of month end cut off. See Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Net cash used in investing activities decreased $116.6 million to $150.4 million for the fiscal year ended May 31, 2012 from the prior year period, primarily due to our $165.0 million, net of cash, investment in a limited partnership with Caixa Bank during the fiscal year ended May 31, 2011. During the fiscal year ended May 31, 2012, our business, intangible and other asset acquisitions were $44.3 million.

For fiscal year 2012, we used $218.2 million in cash for financing activities compared to $114.1 million cash provided by financing activities in the prior year. The increase in cash used in financing activities was primarily due to increased payments on our line of credit borrowings and long-term debt obligations which was offset by an increase in borrowings on our Corporate Credit Facility primarily to fund the share repurchase program. During fiscal year 2012 we repurchased 2,290,059 shares of our common stock at a cost of $99.6 million. Distributions to noncontrolling interest partners also increased for fiscal year 2012 when compared to the prior year.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. During fiscal year 2013, we expect capital expenditures to approximate $110 million.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	May 31, 2012	May 31, 2011
Lines of credit:	(in thousands)
Corporate Credit Facility - long term	$229,500	$183,975
Short-term lines of credit:
United Kingdom Credit Facility	85,102	108,333
Hong Kong Credit Facility	54,564	73,554
Canada Credit Facility	20,033	18,725
Malaysia Credit Facility	12,844	17,743
Spain Credit Facility	17,241	17,646
Singapore Credit Facility	10,318	17,245
Philippines Credit Facility	6,336	9,736
Maldives Credit Facility	4,219	3,202
Macau Credit Facility	2,443	2,372
Sri Lanka Credit Facility	2,291	2,189
Total short-term lines of credit	$215,391	$270,745
Total lines of credit	444,891	454,720
Notes Payable	10,089	14,285
Term loans	73,396	155,759
Total debt	$528,376	$624,764

Current portion	$291,811	$356,547
Long-term debt	236,565	268,217
Total debt	$528,376	$624,764

Maturity requirements on outstanding debt are as follows (in thousands):

2013	$291,811
2014	2,811
2015	2,568
2016	231,049
2017	137
Total	$528,376
Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. Our short-term line of credit facilities are used to fund settlement and, in some markets, provide a source of working capital. For certain of our line of credit facilities, the maximum borrowing amount may exceed the stated credit limit by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the lines of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our credit facilities at May 31, 2012 were $938.7 million, of which $370.5 million is available under our Corporate Credit Facility.

During the quarter ended May 31, 2012 the maximum and average borrowings under our credit facilities were $959.3 million and $544.9 million, respectively. The weighted average interest rates on these borrowings were 1.6% and 1.7%, respectively. Our maximum borrowed amount was greater than our average and period end borrowings due to the timing of settlement funding.

Our line of credit facilities consist of the following:

•
Corporate - an unsecured five-year, $600.0 million revolving credit facility, which we refer to as the Corporate Credit Facility with a syndicate of financial institutions. The multi-currency facility expires in December 2015 and has a variable interest rate based on a market short-term interest rate plus a leverage based margin. In addition, the Corporate Credit Facility allows us to expand the facility size to $750.0 million by requesting additional commitments from new or existing lenders. The Corporate Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature.

We plan to use the Corporate Credit Facility to support strategic growth initiatives and for general corporate purposes. As of May 31, 2012, interest rate on the credit facility was 1.7% and the aggregate outstanding balance was $229.5 million. The Corporate Credit Facility is included in long-term debt in the accompanying consolidated balance sheets because we are not contractually obligated to make repayments in the next twelve months.

•
United Kingdom- a revolving credit facility with HSBC Bank, for up to £80.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2012 the interest rate was 2.0%. This facility is subject to annual review.

•
Hong Kong - a revolving overdraft facility with HSBC Limited Hong Kong, for up to Hong Kong dollars 1.0 billion to fund merchants prior to receipt of corresponding settlement funds from the card associations.  This facility is denominated in Hong Kong dollars and has a variable short term interest rate plus a margin.  As of May 31, 2012 the interest rate on the facility was 0.9%. This facility is subject to annual review.

•
Canada - a revolving credit facility, which we refer to as our Canada Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC. The Canada Credit Facility is a facility which consists of a line of credit of $25.0 million Canadian dollars. In addition, the Canada Credit Facility allows us to expand the size of the uncommitted facility to $50.0 million Canadian dollars and does not have a fixed term. This credit facility carries no termination date, but can be terminated by either party with advance notice. This credit facility has card association receivables and CIBC settlement related bank accounts as pledged collateral. This credit facility has a variable interest rate based on the Canadian dollar Interbank Offered Rate or prime rate plus a margin. As of May 31, 2012 the interest rate was 2.1%.

•
Malaysia - a revolving overdraft facility with HSBC Bank Malaysia Berhad, for up to 90.0 million Malaysian Ringgits to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable short term interest rate plus a margin.  As of May 31, 2012 the interest rate on the facility was 3.4%. This facility is subject to annual review.

•
Spain - a revolving credit facility with Caixa Bank, for up to €210.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility also allows borrowings in British Pound Sterling, Japanese Yen, and United States dollars, and has a variable short term interest rate plus a margin. As of May 31, 2012 the weighted interest rate was 0.8%. The term of the facility is through January 2013.

•
Singapore - a revolving overdraft facility with HSBC Banking Corporation Limited, for up to 25.0 million Singapore dollars to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable short term interest rate plus a margin.  As of May 31, 2012 the interest rate on the facility was 0.9%. This facility is subject to annual review.

•
Philippines - a revolving facility with HSBC Bank, Philippines, for up to 450.0 million Philippine Pesos and $2.5 million United States dollars to fund merchants prior to receipt of corresponding settlement funds from the card associations.  The facility has variable short term interest rates plus a margin.  As of May 31, 2012 the interest rates on the facility was 4.5% for the Philippines Pesos tranche and 0.7% for the United States dollars tranche. This facility is subject to annual review.

•
Maldives - a revolving overdraft facility with HSBC Bank, Maldives, for up to $6.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility is denominated in United States dollars and has a variable short term interest rate plus a margin.  As of May 31, 2012 the interest rate on the facility was 4.7%. This facility is subject to annual review.

•
Macau - a revolving overdraft facility with HSBC Asia Pacific, for 40.0 million Macau Pataca to fund merchants prior to receipt of corresponding settlement funds from the card associations. In addition, the Macau Credit Facility allows us to expand the size of the uncommitted facility to 150.0 million Macau Pataca. This credit facility has a variable interest rate based on the lending rate stipulated by HSBC Asia Pacific, less a margin. As of May 31, 2012 the interest rate on the facility was 2.5%. This facility is subject to annual review.

•
Sri Lanka - a revolving overdraft facility with HSBC Bank, Sri Lanka, for 650.0 million Sri Lankan Rupees in two tranches: one to fund merchants prior to receipt of corresponding settlement funds from the card associations and the other for general corporate purposes.  The facility has a variable short term interest rate plus a margin.  As of May 31, 2012 the interest rate on the two tranches of the facility was 13.2%. This facility is subject to annual review.

•
National Bank of Canada - a revolving credit facility for up to $80.0 million Canadian Dollar and $5.0 million United States dollars to provide certain Canadian merchants with same day value for their Canadian and United States dollar MasterCard credit card transactions and debit card transactions. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2012 the facility was undrawn.

•
Taiwan - a revolving overdraft facility for up to 1.5 billion Taiwan dollars to fund merchants prior to receipt of corresponding settlement funds from the card associations was entered into in April 2012. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2012 the facility was undrawn.

Term Loans

As of May 31, 2012 we had $60.0 million outstanding under our five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States. The term loan bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of May 31, 2012 the interest rate on the term loan was 1.2%. The term loan calls for quarterly principal payments of $15.0 million.

As of May 31, 2012 we had $13.4 million (£8.7 million) outstanding under a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. In December 2010, the entire balance of the United States dollar portion of the term loan was repaid by a borrowing on the Corporate Credit Facility, and the facility terms were amended. The term loan has a variable interest rate based on LIBOR plus a leverage based margin.  As of May 31, 2012, the interest rate on the remaining British Pound Sterling portion of the term loan was 2.1%. We paid off this term loan on July 10, 2012.

Notes Payable

UCS, our subsidiary in the Russian Federation has notes payable with a total outstanding balance of approximately $10.1 million at May 31, 2012. These notes have fixed interest rates ranging from 8.0% to 8.5% with maturity dates ranging from June 2012 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the year ended May 31, 2012.

Redeemable Noncontrolling Interest

We have a noncontrolling interest associated with our Asia-Pacific merchant services business. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region.  We own 56%

of GPAP and HSBC Asia Pacific owns the remaining 44%.  The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”).  HSBC Asia Pacific may exercise the Put Option on each anniversary of the closing of the acquisition. HSBC Asia Pacific has not exercised the Put Option by the second exercisable date of July 24, 2012. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. Because the put option is not solely within our control, we have classified this interest as a redeemable noncontrolling interest and report the maximum total redemption amount in the mezzanine section of the consolidated balance sheet   We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $144.4 million as of May 31, 2012. In accordance with current accounting guidance, we have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of May 31, 2012 with a corresponding adjustment to retained earnings on our consolidated balance sheet.

On July 26, 2012, outside the terms of the put option, we agreed to purchase all of HSBC's interest in GPAP for $242.0 million. We expect to account for the purchase of the remaining 44% of GPAP as an equity transaction with a reduction of redeemable noncontrolling interest of $144.4 million and a reduction of retained earnings of $97.6 million.

Data Center Relocation

We have undertaken the relocation and redesign of our primary data center and processing system. We have entered into agreements related to this relocation and for the ongoing management of the data center, and we are contractually committed to make payments for the ongoing management of our data center through December 31, 2016 of approximately $13 million per year.

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

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN")for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2012.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of May 31, 2012:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)
Operating leases (Note 15)	$54,338	$6,265	$15,539	$11,200	$21,334
Data center relocation	57,670	12,376	38,823	6,471	—
Long-term debt including current portion (Note7)	528,376	291,811	5,379	231,186	—
Interest on long-term debt(1)	2,282	1,415	796	71	—

(1) Interest on variable rate debt is based on rates effective as of May 31, 2012.

Note: This table excludes other obligations that we may have, such as employee benefit plan obligations, unrecognized tax benefits, and other current and long-term liabilities reflected in our consolidated balance sheet and the redeemable noncontrolling interest put option rights described above. At this time, we are unable to make a reasonably reliable estimate of the timing of these payments; therefore such amounts are not included in the above contractual obligation table. We do not have any material purchase commitments as of May 31, 2012.

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

We have considered the impact of the processing system intrusion on our critical accounting estimates related to goodwill, long-lived asset and internally developed software valuations. We currently do not believe this event or associated business impacts represent an impairment indicator with respect to any of our goodwill reporting units, individual long-lived assets or asset groups, or internally developed software, whether placed in service or currently under development.  Accordingly, we have not deemed it necessary to perform any interim goodwill impairment testing or impairment testing of internally developed software or other long-lived assets.  If in future periods we experience or project diminished cash flows due to merchant attrition or other effects of the event, we will reassess the assumptions that underlie the estimates made in preparing our financial statements.

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of critical accounting estimates are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with Note 1 of the notes to consolidated financial statements and the risk factors contained in “Item 1A - Risk Factors” of this annual report.

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

We account for our potential liability relating to merchant losses as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of two components, (i) estimated incurred losses, and (ii) a projection of future losses. Estimated incurred loss accruals are recorded when it is probable that we have incurred a loss and the loss is reasonably estimable. These losses typically result from chargebacks related to merchant bankruptcies, closures, or fraud. Estimated incurred losses are calculated at the merchant level based on chargebacks received to date, processed volume, and historical chargeback ratios. The estimate is reduced for any collateral that we hold. Accruals for estimated incurred losses are evaluated periodically and adjusted as appropriate based on actual loss experience. The projection of future losses component is based on an assumed percentage of our direct merchant credit card and signature debit card sales volumes processed, or processed volume. For the years ended May 31, 2012, 2011, and 2010, our processed volume was $180.7 billion, $167.3 billion, and $146.6 billion, respectively. For these same periods, we recorded provisions for merchant losses of $8.8 million, $6.0 million, and $9.6 million, respectively. As a percentage of processed volume, these charges were 0.0049%, 0.0036%, and 0.0065%, respectively, during the above periods. For these same years, we experienced actual losses of $9.7 million, $8.7 million, and $7.3 million, respectively. We believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our provision for merchant losses as a percentage of processed volume for the year ended May 31, 2012 would have resulted in a decrease or increase in net income of $0.6 million. Further, if our provision for merchant losses as a percentage of processed volume for our fiscal 2012 had equaled our provision for merchant losses as a percentage of processed volume of 0.0036% for the same prior year period, our net income would have increased by $1.7 million. As of May 31, 2012 and 2011, $2.3 million and $3.1 million, respectively, have been recorded for guarantees associated with merchant card processing and are included in settlement processing obligations in the accompanying consolidated balance sheets.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks.

Our check guarantee loss reserve is also comprised of known losses and a projection of future losses based on historical return and collection (recovery) percentages and an assumed percentage of the face value of our guaranteed checks. For the years ended May 31, 2012, 2011, and 2010, we guaranteed total check face values of $2.6 billion, $2.6 billion, and $2.5 billion, respectively. For those same periods, we recorded provisions for check guarantee losses of $13.4 million, $14.2 million, and $14.9 million, respectively. As a percentage of the total guaranteed check face value, these charges were 0.51%, 0.55%, and 0.61%, respectively, during the years mentioned above. For these same years, we experienced actual losses of $13.8 million, $14.5 million, and $14.8 million, respectively. We believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our percentage assumption for the year ended May 31, 2012 would have resulted in a decrease or increase in net income of $1.0 million. Further, if our guarantee loss as a percentage of guarantee volume for our fiscal 2012 had equaled our guarantee loss as a percentage of guarantee volume of 0.55% for the same prior year period, our net income would have decreased by $0.8 million. As of May 31, 2012 and 2011, we had a check guarantee reserve of $3.4 million and $3.9 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets.

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

We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2012.

Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps. In the first step the reporting unit's carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

We have six reporting units: North America Merchant Services, UK Merchant Services, Asia Pacific Merchant Services, Central and Eastern Europe Merchant Services, Russia Merchant Services and Spain Merchant Services. We estimate the fair value of our reporting units using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management's expectations for future revenue, operating expenses, EBITDA, capital expenditures and an anticipated tax rate. We discount the related cash flow forecasts using our estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the reporting unit in developing the valuation estimate.

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

At May 31, 2012 we had goodwill of $724.7 million recorded on our consolidated balance sheet. We completed our most recent annual goodwill and indefinite-life intangible asset impairment test on January 1, 2012 and determined that the fair value of each of our reporting units is substantially in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

We use the accelerated method of amortization for most our customer related intangible assets. In determining amortization expense under our accelerated method for any given period, we calculate expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset.  We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period.  In addition, if the cash flow patterns that we experience are less favorable than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. During fiscal 2012, we did not adjust the amortization schedules.

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We use the straight-line method of amortization for our contract-based intangibles and amortizable trademarks.

Capitalization of Internally Developed Software

We develop software that is used in providing processing services to customers. Capitalization of internally developed software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred prior to the preliminary project stage are expensed as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to merchant attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. Such impairment would result in a charge to income. Total software capitalized at May 31, 2012 was $162.1 million. Costs capitalized during fiscal 2012, 2011 and 2010 totaled $31.3 million, $26.3 million and $17.6 million, respectively. Internally developed software has an amortization period of 5 to 10 years. Internally developed software assets are placed into service when they are ready for their intended use.

As of May 31, 2012, we have placed into service $86.5 million of hardware and software associated with our technology processing platform, referred to as G2; $31.6 million of which was placed in service during fiscal 2012. The vision for this platform is to serve as a front-end operating environment for merchant processing and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform's use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region and for a limited number of U.S. merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for fiscal 2012 was not significant. Depreciation and amortization expense will increase as we complete migrations of other merchants to the G2 platform.

Income Taxes

The determination of our provision for income taxes requires management's judgment in the use of estimates and the interpretation and application of complex tax laws. Judgment is also required in assessing the timing and amounts of deductible and taxable items. We believe our tax return positions are fully supportable; however, we establish liabilities for material tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. Issues raised by a tax authority may be finally resolved at an amount different than the related liability. When facts and circumstances change (including a resolution of an issue or statute of limitations expiration), these liabilities are adjusted through the provision for income taxes in the period of change.

Judgment will be required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. At May 31, 2012 our consolidated balance sheet includes net deferred tax assets associated with our United Kingdom business of $92.8 million. Our assessment of the recoverability of these deferred tax assets is based, in part, on our projections of future business performance and viable tax planning strategies. If future business performance fails to meet projections, we may determine that some or all of these deferred tax assets will not be realized. In the event of such a determination, we would record a valuation allowance for the amount deemed unrecoverable with a corresponding charge to the provision for income taxes.

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

In December 2011, the FASB issued ASU 2011-11, "Disclosures About Offsetting Assets and Liabilities" ("ASU 2011-11"). The amendments in ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for us beginning June 2013. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. We are currently evaluating the impact of ASU 2011-11 on our settlement processing assets and obligations disclosures.

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

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant amount of our operations are conducted in foreign currencies. Consequently, our revenues and income generated in currencies other than the United States dollar are affected by fluctuations in foreign currency exchange rates. For fiscal 2012, currency rate fluctuations increased our revenues by $2.2 million and our diluted earnings per share by $0.01 as compared to the prior year. To calculate this we converted our fiscal 2012 actual revenues and expenses at fiscal 2011 rates.

Generally, the functional currency of our various subsidiaries is their local currency.  As a result, we are exposed to currency fluctuations on transactions which are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period.  We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the years ended May 31, 2012, 2011 and 2010 our transaction gains and losses were insignificant.

Additionally, we are affected by currency fluctuations in our funds settlement process on merchant payment, chargeback, and card network settlement transactions which are not denominated in the currency of the underlying credit or debit card transaction. Gains and losses on these transactions are included in revenue for the period.

We are also impacted by fluctuations in exchange rates on our investment in foreign operations. Relative to our net investment in foreign operations, the assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in shareholders' equity. Translation gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our cash investments and debt. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest, and are not held for trading or other speculative purposes.

We have various lines of credit and term loans that we use to fund settlement in certain of our markets and for general corporate purposes and acquisitions. Interest rates on these lines of credit and term loans are based on market rates and fluctuate accordingly. As of May 31, 2012 there was $528.4 million outstanding on these lines of credit and term loans.

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

A 1% increase in interest rates as of May 31, 2012 would not have had a material adverse impact on our current or future consolidated net income or cash flows.

Derivative Financial Instruments

Historically, we have not entered into derivative financial instruments to mitigate interest rate fluctuation risk or foreign currency exchange rate risk. We may use derivative financial instruments in the future if we deem it useful in mitigating our exposure to interest rate or foreign currency exchange rate fluctuations.

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Payments Inc.:

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of May 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2012 of the Company and our report dated July 27, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included explanatory paragraphs regarding (1) the Company's announcement that it identified and reported unauthorized access into its processing system and (2) a change in accounting method for the retirement of repurchased shares.
/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
July 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Global Payments Inc.:

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of May 31, 2012 and 2011, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company announced that it identified and reported unauthorized access into its processing system.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the retirement of repurchased shares effective June 1, 2011 and retrospectively adjusted the consolidated financial statements for the years ended May 31, 2011 and 2010.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 27, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
July 27, 2012

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended May 31,
	2012	2011	2010

Revenues	$2,203,847	$1,859,802	$1,642,468
Operating expenses:
Cost of service	784,756	665,017	584,609
Sales, general and administrative	1,027,304	863,191	734,580
Processing system intrusion	84,438	—	—
	1,896,498	1,528,208	1,319,189

Operating income	307,349	331,594	323,279

Other income (expense):
Interest and other income	9,946	10,774	4,629
Interest and other expense	(16,848)	(18,161)	(17,519)
	(6,902)	(7,387)	(12,890)

Income from continuing operations before income taxes	300,447	324,207	310,389
Provision for income taxes	(82,881)	(95,076)	(87,379)
Income from continuing operations, net of tax	217,566	229,131	223,010
Loss from discontinued operations, net of tax	—	(975)	(3,901)
Net income	217,566	228,156	219,109
Less: Net income attributable to noncontrolling interests	(29,405)	(18,918)	(15,792)
Net income attributable to Global Payments	$188,161	$209,238	$203,317

Amounts attributable to Global Payments:
Income from continuing operations, net of tax	$188,161	$210,213	$207,218
Loss from discontinued operations, net of tax	—	(975)	(3,901)
Net income attributable to Global Payments	$188,161	$209,238	$203,317

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$2.39	$2.63	$2.56
Loss from discontinued operations	—	(0.01)	(0.05)
Net income attributable to Global Payments	2.39	2.62	2.51

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	2.37	2.61	2.52
Loss from discontinued operations	—	(0.01)	(0.04)
Net income attributable to Global Payments	2.37	2.60	2.48

Dividends per share	0.08	0.08	0.08
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2012	May 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$781,275	$1,354,285
Accounts receivable, net of allowances for doubtful accounts of $532 and $472, respectively	182,962	166,540
Claims receivable, net of allowances for losses of $3,435 and $3,870, respectively	1,029	914
Settlement processing assets	217,994	280,359
Inventory	9,864	7,640
Deferred income taxes	21,969	2,946
Prepaid expenses and other current assets	33,646	35,291
Total current assets	1,248,739	1,847,975
Goodwill	724,687	779,637
Other intangible assets	290,188	341,500
Property and equipment, net	305,848	256,301
Deferred income taxes	97,235	104,140
Other	21,446	20,978
Total assets	$2,688,143	$3,350,531
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$215,391	$270,745
Current portion of long-term debt	76,420	85,802
Accounts payable and accrued liabilities	316,313	241,578
Settlement processing obligations	216,878	838,565
Income taxes payable	12,283	7,674
Total current liabilities	837,285	1,444,364
Long-term debt	236,565	268,217
Deferred income taxes	106,644	116,432
Other long-term liabilities	62,306	49,843
Total liabilities	1,242,800	1,878,856
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interest	144,422	133,858
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 78,551,297 and 80,334,781 issued and outstanding at May 31, 2012 and 2011, respectively (see Note 1)	—	—
Paid-in capital (see Note 1)	358,728	419,591
Retained earnings (see Note 1)	843,456	685,624
Accumulated other comprehensive (loss) income	(30,000)	79,320
Total Global Payments shareholders’ equity	1,172,184	1,184,535
Noncontrolling interest	128,737	153,282
Total equity	1,300,921	1,337,817
Total liabilities and equity	$2,688,143	$3,350,531
See Notes to Consolidated Financial Statements

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$217,566	$228,156	$219,109
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	48,403	40,545	35,864
Amortization of acquired intangibles	50,696	41,692	32,803
Share-based compensation expense	16,391	15,885	18,072
Provision for operating losses and bad debts	22,417	20,577	25,025
Deferred income taxes	(19,498)	19,154	2,722
Loss on disposal of discontinued operations, non-cash	—	602	24,310
Other, net	(2,775)	(3,576)	2,443
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(16,422)	(34,723)	(11,689)
Claims receivable	(13,519)	(14,425)	(14,936)
Settlement processing assets and obligations, net	(568,335)	299,895	140,962
Inventory	(2,394)	1,979	(4,727)
Prepaid expenses and other assets	3,511	3,537	(13,710)
Accounts payable and other accrued liabilities	85,875	89,230	18,803
Payables to money transfer beneficiaries	—	—	(6,107)
Income taxes payable	4,609	1,244	(3,183)
Net cash (used in) provided by operating activities	(173,475)	709,772	465,761
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(44,274)	(167,968)	(29,513)
Capital expenditures	(109,876)	(98,537)	(56,054)
Disposition of business, net of cash	—	(2,577)	60,231
Net decrease (increase) in financing receivables	2,565	2,062	(179)
Proceeds from sale of investment and contractual rights, net	1,152	—	311
Net cash used in investing activities	(150,433)	(267,020)	(25,204)
Cash flows from financing activities:
Net (payments) borrowings on short-term lines of credit	(55,354)	191,558	69,013
Proceeds from issuance of long-term debt	146,374	205,298	305,744
Principal payments under long-term debt	(184,235)	(280,198)	(75,205)
Acquisition of redeemable noncontrolling interest	—	—	(307,675)
Proceeds from stock issued under employee stock plans	11,446	18,364	30,248
Common stock repurchased - share based compensation plans	(4,861)	—	—
Repurchase of common stock	(99,604)	(14,900)	(98,080)
Tax benefit from employee share-based compensation	1,441	9,141	7,186
Distributions to noncontrolling interest	(27,082)	(8,752)	(20,484)
Dividends paid	(6,311)	(6,388)	(6,497)
Net cash (used in) provided by financing activities	(218,186)	114,123	(95,750)
Effect of exchange rate changes on cash	(30,916)	27,464	(1,796)
(Decrease) Increase in cash and cash equivalents	(573,010)	584,339	343,011
Cash and cash equivalents, beginning of the period	1,354,285	769,946	426,935
Cash and cash equivalents, end of the period	$781,275	$1,354,285	$769,946
See Notes to Consolidated Financial Statements

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2011	80,335	$419,591	$685,624	$82,159	$(2,839)	$1,184,535	$153,282	$1,337,817
Comprehensive income:
Net income			188,161			188,161	17,804	205,965
Minimum pension liability adjustment, net of tax of $1,260					(2,210)	(2,210)		(2,210)
Foreign currency translation adjustment, net of tax of $6,879				(107,110)		(107,110)	(22,991)	(130,101)
Total comprehensive income						78,841	(5,187)	73,654
Stock issued under employee stock plans, net	506	6,585				6,585		6,585
Tax benefit from employee share-based compensation, net		1,176				1,176		1,176
Share-based compensation expense		16,391				16,391		16,391
Distributions to noncontrolling interest							(19,358)	(19,358)
Redeemable noncontrolling interest valuation adjustment			(9,429)			(9,429)		(9,429)
Repurchase of common stock	(2,290)	(85,015)	(14,589)			(99,604)		(99,604)
Dividends paid ($0.08 per share)			(6,311)			(6,311)		(6,311)
Balance at May 31, 2012	78,551	$358,728	$843,456	$(24,951)	$(5,049)	$1,172,184	$128,737	$1,300,921

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

				Accumulated Other Comprehensive Loss
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2010	79,646	$390,325	$515,194	$(41,306)	$(2,949)	$861,264	$10,253	$871,517
Comprehensive income:
Net income			209,238			209,238	9,326	218,564
Minimum pension liability adjustment, net of tax of $88					110	110		110
Foreign currency translation adjustment, net of tax of $(5,366)				123,465		123,465	9,717	133,182
Total comprehensive income						332,813	19,043	351,856
Stock issued under employee stock plans, net	1,034	18,364				18,364		18,364
Tax benefit from employee share-based compensation, net		7,997				7,997		7,997
Share-based compensation expense		15,885				15,885		15,885
Noncontrolling interest in business acquisitions							132,738	132,738
Distributions to noncontrolling interest							(8,752)	(8,752)
Redeemable noncontrolling interests valuation adjustment			(32,420)			(32,420)		(32,420)
Repurchase of common stock (see Note 1)	(345)	(12,980)				(12,980)		(12,980)
Dividends paid ($0.08 per share)			(6,388)			(6,388)		(6,388)
Balance at May 31, 2011	80,335	$419,591	$685,624	$82,159	$(2,839)	$1,184,535	$153,282	$1,337,817

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

			Accumulated Other Comprehensive Income/(Loss)
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2009, as previously reported	80,445	$405,241	$273,090	$(8,987)	$(1,914)	$667,430	$10,813	$678,243
Retrospective adjustment for the change in accounting method for the retirement of repurchased shares (see Note 1)		15,447	(15,447)	—	—	—	—	—
Balance at May 31, 2009, as adjusted		420,688	257,643	(8,987)	(1,914)	667,430	10,813	678,243
Comprehensive income (loss):
Net income			203,317			203,317	8,029	211,346
Minimum pension liability adjustment, net of tax of $(584)					(1,035)	(1,035)		(1,035)
Foreign currency translation adjustment, net of tax of $555				(32,319)		(32,319)		(32,319)
Total comprehensive income						169,963	8,029	177,992
Stock issued under employee stock plans	1,584	30,248				30,248		30,248
Tax benefit from employee share-based compensation		7,186				7,186		7,186
Share-based compensation expense		18,072				18,072		18,072
Distributions to noncontrolling interest							(8,589)	(8,589)
Deferred tax asset arising from acquisition of noncontrolling interest			89,965			89,965		89,965
Redeemable noncontrolling interests valuation adjustment			(15,103)			(15,103)		(15,103)
Adjustment for the correction of an error (see Note 1)	(2,383)	(100,000)				(100,000)		(100,000)
Retrospective adjustment for the change in accounting method for the retirement of repurchased shares (see Note 1)		14,131	(14,131)			—		—
Dividends paid ($0.08 per share)			(6,497)			(6,497)		(6,497)
Balance at May 31, 2010 (see Note 1)	79,646	$390,325	$515,194	$(41,306)	$(2,949)	$861,264	$10,253	$871,517

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation— Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other business and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in business since 1967. Our fiscal year ends on May 31, thus we refer to the years ended May 31, 2012, 2011, and 2010 as fiscal years 2012, 2011, and 2010, respectively.

These consolidated financial statements include our accounts and those of our majority-owned subsidiaries and all intercompany balances and transactions have been eliminated. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and present our financial position, results of operations, and cash flows.

As a result of our disposition of our money transfer businesses in fiscal year 2010, this segment has been accounted for as a discontinued operation. Please see Note 4 - Discontinued Operations for further information.

Use of estimates— The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimate that is subject to change is discussed in Note 2 – Processing System Intrusion.

Correction of an error and change in accounting principle— During the three months ended August 31, 2011 we determined that our presentation of repurchased shares as a separate component of shareholders' equity ("Treasury stock") in previously issued financial statements was at variance with Georgia incorporation law. As such, our shares repurchased during fiscal year 2010 and the first quarter of fiscal 2011 should have been accounted for as constructively retired, and the cost of repurchased shares should have been charged to paid-in capital in accordance with our accounting policy at that time. As a result of this error, our previously reported balances of treasury stock and paid-in capital as of May 31, 2011 and 2010 were misstated. To correct this error we have restated our May 31, 2011 and 2010 treasury stock and paid-in capital balances, including an adjustment of $13.0 million for the year ended May 31, 2011. This adjustment is reflected in our consolidated statements of changes in equity by eliminating treasury stock and reclassifying this balance to paid-in capital. The May 31, 2011 treasury stock balance of $113.0 million has been reclassified to reduce paid-in capital by $113.0 million. The May 31, 2010 treasury stock balance of $100.0 million has been reclassified to reduce paid-in capital by $100.0 million. The effect of these misstatements was limited to treasury stock and paid-in capital.

Effective June 1, 2011, we elected to change our method of accounting for the retirement of repurchased shares. We previously accounted for the retirement of repurchased shares by charging the entire cost to paid-in capital. Our new method of accounting allocates the cost of repurchased and retired shares between paid-in capital and retained earnings. We believe that this method is preferable because it more accurately reflects our paid-in capital balances by allocating the cost of the shares repurchased and retired to paid-in capital in proportion to paid-in capital associated with the original issuance of said shares. We reflected the application of this new accounting method retrospectively by adjusting prior periods. This change is limited to an increase to the beginning balance of paid-in capital and a decrease to beginning balance of retained earnings of $15.4 million at May 31, 2009, an increase to paid-in capital and a decrease to retained earnings of $14.1 million during the fiscal year ended May 31, 2010 and is reflected in our consolidated balance sheets and statements of changes in equity.

Revenue recognition— Our two merchant services segments primarily include processing solutions for credit cards, debit cards, electronic payments and check-related services. Revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. The majority of our business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of Independent Sales Organizations (ISOs) that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. Revenue from credit cards and signature debit cards, which are only a U.S. based card type, is generally based on a percentage of transaction value along with other related fees, while revenue from PIN-based debit cards is typically based on a fee per transaction.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include reserve funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of May 31, 2012 and 2011, our cash and cash equivalents included $328.2 million and $271.4 million, respectively, related to Merchant Reserves.

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

Settlement processing assets and obligations— We are designated as a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks (“Member”) sponsoring us and our adherence to the standards of the networks. We have primary financial institution sponsors in the various markets where we facilitate payment transactions with whom we have sponsorship or depository and clearing agreements. These agreements allow us to route transactions under the member banks’ control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply. Certain of the member financial institutions of Visa and MasterCard are our competitors. In certain markets, we are members in various payment networks, allowing us to process and fund transactions without third-party sponsorship.

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

For transactions processed on our systems, we use our internal network telecommunication infrastructure to provide funding instructions to the Members who in turn fund the merchants. In certain of our markets, merchant funding primarily occurs after the Member receives the funds from the card issuer through the card networks creating a net settlement obligation on our balance sheet. In our other markets, the Member funds the merchants before the Member receives the net settlement funds from the card networks, creating a net settlement asset on our balance sheet. In certain markets, the Member provides the payment processing operations and related support services on our behalf under a transition services agreement. In such instances, we do not reflect the related settlement processing assets and obligations in our consolidated balance sheet. The Member will continue to provide these operations and services until the integration to our platform is completed. After our integration, the Member will continue to provide funds settlement services similar to the functions performed by our Members in other markets at which point the related settlement assets and obligations will be reflected in our consolidated balance sheet.

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

A summary of these amounts as of May 31, 2012 and 2011 is as follows:

	2012	2011
Settlement processing assets:	(in thousands)
Interchange reimbursement	$28,699	$72,022
Receivable from Members	77,073	142,117
Receivable from networks	118,942	124,980
Exception items	1,345	4,456
Merchant Reserves	(8,065)	(63,216)
Total	$217,994	$280,359

Settlement processing obligations:
Interchange reimbursement	$223,008	$212,069
Receivable from (liability to) Members	589	(718,650)
Liability to merchants	(128,663)	(129,806)
Exception items	11,554	12,394
Merchant Reserves	(320,168)	(208,195)
Reserve for operating losses	(2,325)	(3,102)
Reserves for sales allowances	(873)	(3,275)
Total	$(216,878)	$(838,565)

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

As of May 31, 2012 and 2011, $2.3 million and $3.1 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the years ended May 31, 2012, 2011 and 2010 we recorded such expenses in the amounts of $8.8 million, $6.0 million and $9.6 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee approximates cost and is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experience. As of May 31, 2012 and 2011, we have a check guarantee loss reserve of $3.4 million and $3.9 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. For the years ended May 31, 2012, 2011 and 2010 we recorded expenses of $13.4 million, $14.2 million and $14.9 million, respectively, which are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

As of May 31, 2012, we have placed into service $86.5 million of hardware and software associated with our technology processing platform, referred to as G2; $31.6 million of which was placed in service during fiscal 2012. The vision for this platform is to serve as a front-end operating environment for merchant processing and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform's use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region and for a limited number of U.S. merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for fiscal 2012 was not significant. Depreciation and amortization expense will increase as we complete migrations of other merchants to the G2 platform.

Goodwill and other intangible assets— We completed our most recent annual goodwill impairment test as of January 1, 2012 and determined that the fair value of each of our reporting units was substantially in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), and trademarks associated with acquisitions. Customer-related intangible assets, contract-based intangible assets and certain trademarks are amortized over their estimated useful lives of from 5 to 30 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks are based on our plans to phase out the trademarks in the applicable markets.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-lived intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values or discounted cash flow analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at May 31, 2012 and 2011.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At May 31, 2012, our consolidated balance sheet includes net deferred tax assets associated with our United Kingdom business of $92.8 million.

Our effective tax rates were 27.6%, 29.3%, 28.2% for the years ended May 31, 2012, 2011 and 2010, respectively. The effective tax rates for the years ended May 31, 2012 and 2011 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% and 1%, respectively. Please see Note 9– Income Tax for further information.

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. At May 31, 2012, the carrying amount of our term loans approximates fair value, which is calculated using Level 2 inputs. Our subsidiary in the Russian Federation has notes payable with interest rates ranging from 8.0% to 8.5% and maturity dates ranging from June 2012 through November 2016. At May 31, 2012, we believe the carrying amount of these notes approximates fair value, which is calculated using Level 3 inputs. Please see Note 7 – Long-Term Debt and Credit Facilities for further information.

Financing receivables— Our subsidiary in the Russian Federation purchases Automated Teller Machines (ATMs) and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $13.5 million and $18.9 million of financing receivables included in our May 31, 2012 and 2011 consolidated balance sheets, respectively.

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

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency.  Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period.  For the years ended May 31, 2012 and 2011, our transaction gains and losses were insignificant.

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

Retirement Benefits- We have a noncontributory defined benefit pension plan covering certain of our United States employees who met the eligibility provisions at the time the plan was closed on June 1, 1998.  Benefits are based on years of service and the employee's compensation during the highest five consecutive years of earnings out of the last ten years of service.  Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  Effective May 31, 2004, we modified the pension plan to cease benefit accruals for increases in compensation levels.

We also have a noncontributory defined benefit supplemental executive retirement plan (“SERP”) covering one participant, whose employment ceased in fiscal 2002. This plan was initially formed by our former parent company and was transferred to us in the spin-off transaction that occurred on January 31, 2001. Benefits are based on years of service and the employee's compensation during the highest three consecutive years of earnings out of the last ten years of service. The SERP is a nonqualified, unfunded deferred compensation plan under ERISA.

The measurement date for the pension plans is May 31, which coincides with the plans' fiscal year. Our plan expenses for fiscal 2012, 2011 and 2010 were actuarially determined. Due to the limited participation by employees in these plans and the related subsequent modifications, the total benefit obligation and funded status of the plans is not material and we have not provided full disclosure of such amounts.

Earnings per share— Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the years ended May 31, 2012, 2011 and 2010 excludes shares of 0.2 million, 0.7 million and 0.5 million respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the years ended May 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
	(in thousands)

Basic weighted average shares outstanding	78,829	79,837	81,075
Plus: dilutive effect of stock options and other share-based awards	602	641	1,045
Diluted weighted average shares outstanding	79,431	80,478	82,120

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

In December 2011, the FASB issued ASU 2011-11, "Disclosures About Offsetting Assets and Liabilities" ("ASU 2011-11"). The amendments in ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for us beginning June 2013. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented. We are currently evaluating the impact of ASU 2011-11 on our settlement processing assets and obligations disclosures.

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

NOTE 2—PROCESSING SYSTEM INTRUSION

In early March of this year, we identified and self-reported unauthorized access into a limited portion of our North America card processing system.

As a result of this event, certain card networks removed us from their list of Payment Card Industry Data Security Standard, referred to as PCI DSS, compliant service providers. We have hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems. Once that review is complete and we conclude the required remediation, we will work closely with the networks to return to the lists of PCI DSS compliant service providers as quickly as possible. We continue to sign new merchants and process transactions around the world for all card networks.

The investigation also revealed potential unauthorized access to servers containing personal information collected from a subset of merchant applicants. It is unclear whether any such information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individual.

For the year ended May 31, 2012, we have recorded $84.4 million of expense associated with this incident. Of this amount, $19.0 million represents the costs we have incurred through May 31, 2012 for legal fees, fees of consultants and other professional advisors engaged to conduct the investigation and various other costs associated with the investigation and remediation. An additional $67.4 million represents an accrual of our estimate of fraud losses, fines and other charges that will be imposed upon us by the card networks. We have also recorded $2.0 million of insurance recoveries based on claims submitted to date as discussed below. We based our estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary settlement discussions with the networks. As such, the final settlement amounts and our ultimate costs associated with fraud losses, fines and other charges that will be imposed by the networks could differ from the amount we have accrued as of May 31, 2012. Any such difference could have a material impact on our results of operations in the period in which the associated claims are actually settled, or in the period in which we receive additional information that would cause us to refine our estimate of losses and adjust our accrual. Currently we do not have sufficient information to estimate the amount or range of additional possible loss.

A class action arising out of the data breach we experienced earlier this year was filed against us on April 4, 2012 by Natalie Willingham (individually and on behalf of a putative nationwide class). Specifically, Ms. Willingham alleged that the Company failed to maintain reasonable and adequate procedures to protect her personally identifiable information (“PII”) which she claims resulted in two fraudulent charges on her credit card in March 2012.  Further, Ms. Willingham asserted that the Company failed to timely notify the public of the data breach.  Based on these allegations, Ms. Willingham asserted claims for negligence, violation of the Federal Stored Communications Act, willful violation of the Fair Credit Reporting Act, negligent violation of the Fair Credit Reporting Act, violation of Georgia's Unfair and Deceptive Trade Practices Act, negligence per se, breach of third-party beneficiary contract, and breach of implied contract. Plaintiffs seek an unspecified amount of damages and injunctive relief. The suit was filed in the United States District Court for the Northern District of Georgia. On May 14, 2012, the Company filed a motion to dismiss. On July 11, 2012, Plaintiff filed a motion for leave to amend her complaint, and on July 16, 2012, the Court granted that motion. Plaintiff filed an amended complaint on July 16, 2012. The amended complaint does not add any new causes of action. Instead, it adds two new named Plaintiffs (Nadine and Robert Hielscher) and drops Plaintiffs' claim for negligence per se. The Company's deadline for responding to the amended complaint is August 2, 2012. At this stage of the proceedings we cannot predict the outcome of the matter, but we intend to defend the matter vigorously. We have not recorded a loss accrual related to this matter because we have not determined that a loss is probable. Currently we do not have sufficient information to estimate the amount or range of possible loss associated with this matter.

We are insured under policies that we believe may provide coverage of certain costs associated with this event. The policies provide a total of $30.0 million in policy limits and contain various sub-limits of liability and other terms, conditions and limitations, including a $1.0 million deductible per claim. The insurers have been advised of the circumstances surrounding our recent event. As of May 31, 2012 we have recorded $2.0 million in insurance recoveries based on claims submitted to date. We expect to receive additional recoveries as we receive assessments from the networks and submit additional claims. We will record receivables for such recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated.

We expect to incur additional costs associated with investigation, remediation and demonstrating PCI DSS compliance and for the credit monitoring and identity protection insurance we are providing to potentially-affected individuals. We will expense such costs as they are incurred in accordance with our accounting policies for such costs. We currently anticipate that such additional costs may be material to our fiscal 2013 results of operations.

NOTE 3—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

In the years ended May 31, 2012, 2011, and 2010, we acquired the following businesses and intangible assets:

	Date Acquired	Percentage Ownership

Fiscal 2012
Alfa-Bank	December 5, 2011	100%
HSBC Malta	December 30, 2011	100%
CyberSource portfolio	January 31, 2012	100%

Fiscal 2011
Comercia Global Payments Entidad de Pago, S.L.	December 20, 2010	51%
Various contract-based and customer related intangible assets	Various	100%

Fiscal 2010
HSBC Merchant Services LLP (49% noncontrolling interest purchase)	June 12, 2009	49%
Auctionpay, Inc. (currently known as Greater Giving)	September 28, 2009	100%
HealthCard Systems / NationalCard Processing Systems	April 21, 2010	100%

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

Fiscal 2011

Comercia Global Payments Entidad de Pago, S.L.

On December 20, 2010, we acquired a 51% controlling financial interest in Comercia Global Payments Entidad de Pago, S.L. (“Comercia”), a newly formed company into which Caixa d’Estalvis i Pensions de Barcelona (“Caixa Bank”) contributed its merchant acquiring business in Spain. Caixa Bank owns the remaining 49% of Comercia. We formed Comercia with Caixa Bank, one of the largest retail banks in Spain, to provide merchant acquiring services to merchants in Spain. We purchased our share of Comercia for €125 million. The shareholders contributed a total of €6.4 million as initial capital to form Comercia. Our total investment in Comercia, including our 51% share of the initial capital was €128.3 million ($173.5 million as of the closing date). We manage the day-to-day operations of the corporation, control all major decisions and, accordingly, consolidate the corporation’s financial results for accounting purposes effective with the closing date. In conjunction with the acquisition, Caixa Bank agreed to a twenty year marketing alliance agreement in which Caixa Bank will refer customers to Comercia for payment processing services in Spain and provide sponsorship into the card networks. We funded the purchase with a combination of existing cash resources in Europe and borrowings on our Corporate Credit Facility. During fiscal 2011, we expensed acquisition costs of $1.0 million associated with this transaction. These costs were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. The results of operations of Comercia from the date of acquisition through the end of fiscal 2011 were not significant to our fiscal 2011 consolidated results of operations.

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

On July 10, 2009, we entered into a term loan to pay down the credit facility used to purchase the remaining 49% interest in the LLP. Please see Note 7 - Long-term Debt and Credit Facilities for further information.

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

NOTE 4-DISCONTINUED OPERATIONS

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

The operating results of the money transfer segment have been reported as discontinued operations as follows:

Year Ended May 31,
2010
(in thousands)

Revenues	$117,882

Operating income	7,724
Estimated loss on disposal	(24,567)
Other expense	(229)
Loss before income taxes	(17,072)
Income tax benefit	13,171
Loss from discontinued operations, net of tax	$(3,901)

The loss on disposal included costs to sell of $1.5 million. The fiscal year 2010 income tax benefit included $15.7 million of tax benefits associated with the disposition. The impairment charge in fiscal year 2009 was not deductible for tax purposes. During fiscal year 2011, we paid Palladium $2.6 million in a settlement of working capital adjustments and recognized additional loss of $0.6 million for a total loss on disposal of $25.2 million.

NOTE 5-PROPERTY AND EQUIPMENT

As of May 31, 2012 and 2011, property and equipment consisted of the following:

	Range of Useful Lives in Years	2012	2011
		(in thousands)
Land	N/A	$1,892	$2,298
Buildings	25-30	33,753	40,426
Equipment	2-5	185,742	175,446
Software	5-10	162,065	125,248
Leasehold improvements	5-15	11,965	11,583
Furniture and fixtures	5-7	5,307	5,278
Work in progress	N/A	67,035	43,692
		467,759	403,971
Less accumulated depreciation and amortization of property and equipment		161,911	147,670
		$305,848	$256,301

Depreciation and amortization expense of property and equipment was $48.4 million, $40.5 million, and $35.9 million for fiscal 2012, 2011and 2010, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2012 and 2011, goodwill and intangible assets consisted of the following:

	2012	2011
	(in thousands)
Goodwill	$724,687	$779,637
Other intangible assets:
Customer-related intangible assets	$451,095	$457,226
Trademarks, finite life	7,996	8,659
Contract-based intangible assets	66,393	72,681
	525,484	538,566
Less accumulated amortization on:
Customer-related intangible assets	214,285	181,372
Trademarks	4,868	4,138
Contract-based intangible assets	16,143	11,556
	235,296	197,066
	$290,188	$341,500

The following table discloses the changes in the carrying amount of goodwill for the years ended May 31, 2012 and 2011:

	North America merchant services	International merchant services	Total
	(in thousands)
Balance at May 31, 2010:	210,065	359,025	569,090
Accumulated impairment losses	—	—	—
	210,065	359,025	569,090

Goodwill acquired	—	147,535	147,535
Purchase price allocation adjustments	(30)	—	(30)
Effect of foreign currency translation	7,387	55,655	63,042
Balance at May 31, 2011	217,422	562,215	779,637
Accumulated impairment losses	—	—	—
	217,422	562,215	779,637

Goodwill acquired	—	9,362	9,362
Effect of foreign currency translation	(6,320)	(57,992)	(64,312)
Balance at May 31, 2012	211,102	513,585	724,687
Accumulated impairment losses	—	—	—
Balance at May 31, 2012	$211,102	$513,585	$724,687

Customer-related intangible assets and contract-based intangible assets acquired during the year ended May 31, 2012 have weighted average amortization periods of 13.5 years and 10.0 years, respectively. Customer-related intangible assets and contract-based intangible assets acquired during the year ended May 31, 2011 have weighted average amortization periods of 9.9 years and 20.0 years, respectively. Amortization expense of acquired intangibles was $50.7 million, $41.7 million , and $32.8 million for fiscal 2012, 2011 and 2010, respectively.

The estimated amortization expense of acquired intangibles as of May 31, 2012 for the next five fiscal years, calculated using the exchange rate at the date of acquisition, is as follows (in thousands):

2013	$47,488
2014	41,216
2015	34,267
2016	28,194
2017	24,583

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	May 31, 2012	May 31, 2011
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$229,500	$183,975
Short-term lines of credit:
United Kingdom Credit Facility	85,102	108,333
Hong Kong Credit Facility	54,564	73,554
Canada Credit Facility	20,033	18,725
Malaysia Credit Facility	12,844	17,743
Spain Credit Facility	17,241	17,646
Singapore Credit Facility	10,318	17,245
Philippines Credit Facility	6,336	9,736
Maldives Credit Facility	4,219	3,202
Macau Credit Facility	2,443	2,372
Sri Lanka Credit Facility	2,291	2,189
Total short-term lines of credit	215,391	270,745
Total lines of credit	444,891	454,720
Notes Payable	10,089	14,285
Term loans	73,396	155,759
Total debt	$528,376	$624,764

Current portion	$291,811	$356,547
Long-term debt	236,565	268,217
Total debt	$528,376	$624,764

Maturity requirements on outstanding debt are as follows (in thousands):

2013	$291,811
2014	2,811
2015	2,568
2016	231,049
2017	137
Total	$528,376

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. Our short-term line of credit facilities are used to fund settlement and, in some cases, to provide a source of working capital. For certain of our line of credit facilities, the maximum borrowing amount may exceed the stated credit limit by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the lines of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our credit facilities at May 31, 2012 were $938.7 million, of which $370.5 million is available under our Corporate Credit Facility.

Our line of credit facilities consist of the following:

•
Corporate - an unsecured five-year, $600.0 million revolving credit facility, which we refer to as the Corporate Credit Facility with a syndicate of financial institutions. The multi-currency facility expires in December 2015 and has a variable interest rate based on a market short-term interest rate plus a leverage based margin. In addition, the Corporate Credit Facility allows us to expand the facility size to $750.0 million by requesting additional commitments from new or existing lenders. The Corporate Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature.

We plan to use the Corporate Credit Facility to support strategic growth initiatives and for general corporate purposes. As of May 31, 2012, interest rate on the credit facility was 1.7% and the aggregate outstanding balance was $229.5 million. The Corporate Credit Facility is included in long-term debt in the accompanying consolidated balance sheets because we are not contractually obligated to make repayments in the next twelve months.

•
United Kingdom- a revolving credit facility with HSBC Bank, for up to £80.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2012 the interest rate was 2.0%. This facility is subject to annual review.

•
Hong Kong - a revolving overdraft facility with HSBC Limited Hong Kong, for up to Hong Kong dollars 1.0 billion to fund merchants prior to receipt of corresponding settlement funds from the card associations.  This facility is denominated in Hong Kong dollars and has a variable short term interest rate plus a margin.  As of May 31, 2012 the interest rate on the facility was 0.9%. This facility is subject to annual review.

•
Canada - a revolving credit facility, which we refer to as our Canada Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC. The Canada Credit Facility is a facility which consists of a line of credit of $25.0 million Canadian dollars. In addition, the Canada Credit Facility allows us to expand the size of the uncommitted facility to $50.0 million Canadian dollars and does not have a fixed term. This credit facility carries no termination date, but can be terminated by either party with advance notice. This credit facility has card association receivables and CIBC settlement related bank accounts as pledged collateral. This credit facility has a variable interest rate based on the Canadian dollar Interbank Offered Rate or prime rate plus a margin. As of May 31, 2012 the interest rate was 2.1%.

•
Malaysia - a revolving overdraft facility with HSBC Bank Malaysia Berhad, for up to 90.0 million Malaysian Ringgits to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable short term interest rate plus a margin.  As of May 31, 2012 the interest rate on the facility was 3.4%. This facility is subject to annual review.

•
Spain - a revolving credit facility with Caixa Bank, for up to €210.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility also allows borrowings in British Pound Sterling, Japanese Yen, and United States dollars, and has a variable short term interest rate plus a margin. As of May 31, 2012 the weighted interest rate was 0.8%. The term of the facility is through January 2013.

•
Singapore - a revolving overdraft facility with HSBC Banking Corporation Limited, for up to 25.0 million Singapore dollars to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility has a variable short term interest rate plus a margin.  As of May 31, 2012 the interest rate on the facility was 0.9%. This facility is subject to annual review.

•
Philippines - a revolving facility with HSBC Bank, Philippines, for up to 450.0 million Philippine Pesos and $2.5 million United States dollars to fund merchants prior to receipt of corresponding settlement funds from the card associations.  The facility has variable short term interest rates plus a margin.  As of May 31, 2012 the interest rates on the facility was 4.5% for the Philippines Pesos tranche and 0.7% for the United States dollars tranche. This facility is subject to annual review.

•
Maldives - a revolving overdraft facility with HSBC Bank, Maldives, for up to $6.0 million to fund merchants prior to receipt of corresponding settlement funds from the card associations. This facility is denominated in United States dollars and has a variable short term interest rate plus a margin.  As of May 31, 2012 the interest rate on the facility was 4.7%. This facility is subject to annual review.

•
Macau - a revolving overdraft facility with HSBC Asia Pacific, for 40.0 million Macau Pataca to fund merchants prior to receipt of corresponding settlement funds from the card associations. In addition, the Macau Credit Facility allows us to expand the size of the uncommitted facility to 150.0 million Macau Pataca. This credit facility has a variable interest rate based on the lending rate stipulated by HSBC Asia Pacific, less a margin. As of May 31, 2012 the interest rate on the facility was 2.5%. This facility is subject to annual review.

•
Sri Lanka - a revolving overdraft facility with HSBC Bank, Sri Lanka, for 650.0 million Sri Lankan Rupees in two tranches: one to fund merchants prior to receipt of corresponding settlement funds from the card associations and the other for general corporate purposes.  The facility has a variable short term interest rate plus a margin.  As of May 31, 2012 the interest rate on the two tranches of the facility was 13.2%. This facility is subject to annual review.

•
National Bank of Canada - a revolving credit facility for up to $80.0 million Canadian Dollar and $5.0 million United States dollars to provide certain Canadian merchants with same day value for their Canadian and United States dollar MasterCard credit card transactions and debit card transactions. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2012 the facility was undrawn.

•
Taiwan - a revolving overdraft facility for up to 1.5 billion Taiwan dollars to fund merchants prior to receipt of corresponding settlement funds from the card associations was entered into in April 2012. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2012 the facility was undrawn.

Term Loans

As of May 31, 2012 we had $60.0 million outstanding under our five year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States. The term loan bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of May 31, 2012 the interest rate on the term loan was 1.2%. The term loan calls for quarterly principal payments of $15.0 million.

As of May 31, 2012 we had $13.4 million (£8.7 million) outstanding under a $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. In December 2010, the entire balance of the United States dollar portion of the term loan was repaid by a borrowing on the Corporate Credit Facility, and the facility terms were amended. The term loan has a variable interest rate based on LIBOR plus a leverage based margin.  As of May 31, 2012, the interest rate on the remaining British Pound Sterling portion of the term loan was 2.1%. We paid off this term loan on July 10, 2012.

Notes Payable

UCS, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $10.1 million at May 31, 2012. These notes have fixed interest rates ranging from 8.0% to 8.5% with maturity dates ranging from June 2012 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the year ended May 31, 2012.

NOTE 8-ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2012 and 2011, accounts payable and accrued liabilities consisted of the following:

	2012	2011
	(in thousands)
Trade accounts payable	$11,817	$20,053
Compensation and benefits	36,116	37,033
Third party processing expenses	10,578	14,254
Commissions to third parties	64,581	49,868
Accrued fees and assessment expenses	27,149	21,468
Transition services payable to HSBC UK, HSBC Asia Pacific and Comercia	17,920	25,489
Accrued processing system intrusion costs	79,666	—
Other	68,486	73,413
	$316,313	$241,578

NOTE 9—INCOME TAX

The provisions for income taxes for the fiscal years ended May 31 include:

	2012	2011	2010
	(in thousands)
Current tax expense:
Federal	$52,875	$42,034	$37,151
State	2,989	2,597	1,561
Foreign	35,029	18,358	14,266
	90,893	62,989	52,978
Deferred tax (benefit) expense:
Federal	(21,088)	17,849	23,240
State	(813)	(1,045)	1,933
Foreign	13,889	15,283	9,228
	(8,012)	32,087	34,401
Provision for income taxes	82,881	95,076	87,379

Tax allocated to noncontrolling interest in a taxable entity	(6,604)	(3,027)	(587)
Net income tax expense attributable to Global Payments	$76,277	$92,049	$86,792

The following presents our income before income taxes on continuing operations for the fiscal years ended May 31:

	2012	2011	2010
	(in thousands)
Income before income taxes and noncontrolling interest - U.S.	$103,163	$177,345	$189,116
Income before income taxes and noncontrolling interest - Foreign	197,284	146,862	121,273
Income from continuing operations before income taxes	$300,447	$324,207	$310,389

Our effective tax rates, as applied to income before income taxes on continuing operations for the years ended May 31, 2012, 2011, and 2010 respectively, differ from federal statutory rates as follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.5	0.3	0.8
Foreign income taxes	(6.3)	(3.8)	(3.3)
Foreign interest income not subject to tax	(2.2)	(2.7)	(1.9)
Tax credits and other	1.8	1.4	(1.0)
Effective tax rate attributable to Global Payments	28.8%	30.2%	29.6%
Noncontrolling interest	(1.2)	(0.9)	(1.4)
Effective tax rate	27.6%	29.3%	28.2%

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of May 31, 2012 and 2011 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 31, 2012 and 2011, principal components of deferred tax items were as follows:

	2012	2011
	(in thousands)
Deferred tax assets:
Equity compensation	$11,888	$11,734
Bad debt expense	2,415	2,612
Foreign NOL carryforward	4,639	3,050
U.S. NOL carryforward	1,083	1,945
U.S. capital loss carryforward	19,905	19,886
Basis difference - UK business	92,802	100,646
Foreign Tax Credit	12,468	13,196
Processing system intrusion	24,361	—
Other Tax credits	1,731	1,731
	171,292	154,800
Less: valuation allowance	(26,090)	(28,629)
Net deferred tax asset	145,202	126,171

Deferred tax liabilities:
Taxes on unremitted earnings and other	9,744	6,206
Foreign currency translation	30,745	37,452
Acquired intangibles	41,333	42,389
Prepaid expenses	2,632	3,330
Property and equipment	48,188	46,140
	132,642	135,517
Net deferred tax liability	12,560	(9,346)
Less: current net deferred tax asset	21,969	2,946
Net noncurrent deferred tax liability	$(9,409)	$(12,292)

The net deferred tax liability and asset is reflected on our consolidated balance sheets as follows:

	2012	2011
	(in thousands)
Non-current deferred income tax asset per balance sheet	$97,235	$104,140
Non-current deferred income tax liability per balance sheet	(106,644)	(116,432)
Net non-current deferred tax liability	$(9,409)	$(12,292)

Undistributed earnings of $333.1 million from certain foreign subsidiaries are permanently invested abroad and will not be repatriated to the United States in the foreseeable future. In accordance with FASB guidance, because those earnings are considered to be indefinitely reinvested, no domestic federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the fiscal year ended May 31, 2012 and 2011 are summarized below (in thousands):

Valuation allowance at May 31, 2010	$(22,406)
Allowance for net operating losses of foreign subsidiaries	(422)
Allowance for U.S. capital loss carryforward	(1,876)
Allowance for foreign tax credit carryforward	(3,701)
Other	(224)
Valuation allowance at May 31, 2011	$(28,629)
Allowance for net operating losses of foreign subsidiaries	(1,012)
Release of allowance for foreign tax credit carryforward	3,686
Other	(135)
Valuation allowance at May 31, 2012	$(26,090)

Net operating loss carryforwards of foreign subsidiaries totaling $25.5 million and U.S. net operating loss carryforwards previously acquired totaling $2.9 million at May 31, 2012 will expire if not utilized between May 31, 2016 and May 31, 2029. Capital loss carryforwards of U.S. subsidiaries totaling $56.2 million will expire if not utilized by May 31, 2016. Tax credit carryforwards totaling $14.2 million at May 31, 2012 will expire if not utilized between May 31, 2016 and May 31, 2021.

Due to the June 12, 2009 acquisition of the remaining 49% interest from HSBC Merchant Services, LLP, our tax basis in the LLP exceeds our book basis and we recorded a deferred tax asset, currently valued at $92.8 million. Please see Note 3– Business and Intangible Asset Acquisitions for further information.

As of May 31, 2012, other long-term liabilities included liabilities for unrecognized income tax benefits of $45.6 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2012	2011	2010
	(in thousands)
Balance at the beginning of the year	$37,197	$20,750	$10,313
Additions based on tax positions related to the current year	10,684	13,608	13,106
Additions for tax positions of prior years	118	287	151
Foreign currency impact for tax positions	(2,340)	2,741	(796)
Reductions for tax positions of prior years	(64)	(56)	(2,024)
Settlements with taxing authorities	—	(133)	—
Balance at the end of the year	$45,595	$37,197	$20,750

As of May 31, 2012, the total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.8 million. The amount of unrecognized tax benefits that will impact income tax during the upcoming fiscal year is insignificant.

We recognize accrued interest related to unrecognized income tax benefits in interest expense and accrued penalty expense related to unrecognized tax benefits in sales, general and administrative expenses. Interest and penalties recognized in the income statement were insignificant in fiscal years 2012, 2011 and 2010.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, United Kingdom and Canada. We are currently under audit for fiscal years ended May 31, 2010 and May 31, 2011 with the United States Internal Revenue Service. We are no longer subject to income tax examinations for years ended May 31, 2006 and prior.

NOTE 10—SHAREHOLDERS’ EQUITY

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

During the fiscal year ended May 31, 2012 we determined that our presentation of share repurchases was at variance with Georgia incorporation law. Additionally, effective June 1, 2011, we elected to change our method of accounting for the retirement of repurchased shares. Please see Note 1– Summary of Significant Accounting Policies, Correction of an error and change in accounting principle for further information

NOTE 11—SHARE-BASED AWARDS AND OPTIONS

As of May 31, 2012, we have awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis over the vesting period.

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

On September 27, 2011, we held our 2011 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, our shareholders approved the 2011 Plan, a plan that permits grants of equity to employees, officers, directors and consultants. A total of 7.0 million shares of our common stock were reserved and made available for issuance pursuant to awards granted under the 2011 Plan. Effective with the adoption of the 2011 Plan, there will be no future grants under the 2005 Plan.

The following table summarizes the share-based compensation cost charged to income for (i) all stock options granted, (ii) our restricted stock program (including PRSUs and TSRs), and (iii) our employee stock purchase plan. The total income tax benefit recognized for share-based compensation in the accompanying statements of income is also presented.

	2012	2011	2010
Share-based compensation cost	$16.4	$15.9	$18.1
Income tax benefit	$(6.0)	$(5.5)	$(6.3)

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant in 25% increments over a four year period. The Plans provide for accelerated vesting under certain conditions. There were no options granted under the 2005 or 2011 Plans during the year ended May 31, 2012.

The following is a summary of our stock option activity as of and for the years ended May 31, 2012 and 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(years)	(in millions)

Outstanding at May 31, 2010	3,042	$31	4.9	32.7
Granted	325	38
Forfeited	(200)	36
Exercised	(714)	29
Outstanding at May 31, 2011	2,453	32	5.1	45.9
Granted	—	—
Forfeited	(51)	28
Exercised	(254)	32
Outstanding at May 31, 2012	2,148	34	4.1	20.7

Options vested and exercisable at May 31, 2012	1,770	$32	3.4	19.7

Options vested and exercisable at May 31, 2011	1,821	$31	4.0	38.5

The aggregate intrinsic value of stock options exercised during the fiscal years ended 2012, 2011 and 2010 was $4.4 million, $14.8 million and $30.1 million, respectively. We recognized compensation expense for stock options of $2.4 million, $2.9 million, and $4.4 million in the years ended May 31, 2012, 2011 and 2010, respectively. As of May 31, 2012, we had $2.8 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 1.0 years.

The weighted average grant-date fair values of each option granted in fiscal 2012, 2011, and 2010 under each plan are as follows:

	2012	2011	2010
2005 Plan	$—	$11	$14
Director Plan	$—	$12	$15

The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the period:

	2012	2011	2010
2005 Plan:
Risk-free interest rates	—	1.74%	2.72%
Expected volatility	—	31.96%	32.31%
Dividend yields	—	0.21%	0.21%
Expected lives	—	5 years	5 years

Director Plan:
Risk-free interest rates	—	1.31%	2.24%
Expected volatility	—	31.96%	32.31%
Dividend yields	—	0.21%	0.21%
Expected lives	—	5 years	5 years

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

Certain executives are granted two different types of performance units under our restricted stock program. A portion of those performance units represent the right to earn 0% to 200% of a target number of shares of Global Payments stock depending upon the achievement level of certain performance measures during the grant year (“PRSUs”). The target number of PRSUs and the performance measures (at threshold, target, and maximum) are set by the Compensation Committee of our Board of Directors. PRSUs are converted to a time-based restricted stock grant only if the Company's performance during the fiscal year exceeds pre-established goals. The other portion of these performance units represent the right to earn 0% to 200% of target shares of Global Payments stock based on Global Payments' relative total shareholder return compared to peer companies over a three year performance period ("TSRs"). The target number of TSRs for each executive is set by our Compensation Committee and a monte carlo simulation is used to calculate the estimated share payout.

Grants of restricted awards are subject to forfeiture if a grantee, among other conditions, leaves our employment prior to expiration of the restricted period. New grants of restricted awards generally vest one year after the date of grant in 25% increments over a four year period, with the exception of TSRs which vest after a three year period.

The following table summarizes the changes in non-vested restricted stock awards for the years ended May 31, 2012 and 2011(share awards in thousands):

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at May 31, 2010	713	$42
Granted	461	38
Vested	(259)	42
Forfeited	(46)	40
Non-vested at May 31, 2011	869	40
Granted	472	48
Vested	(321)	40
Forfeited	(79)	43
Non-vested at May 31, 2012	941	44

The total fair value of share awards vested during the years ended May 31, 2012, 2011 and 2010 was $12.9 million, $10.8 million and $12.4 million, respectively.

We recognized compensation expense for restricted stock of $13.6 million, $12.5 million, and $12.1 million in the years ended May 31, 2012, 2011 and 2010, respectively. As of May 31, 2012, there was $29.3 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.0 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of May 31, 2012, 1.0 million shares had been issued under this plan, with 1.4 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.5 million in the years ended May 31, 2012, 2011 and 2010.

The weighted average grant-date fair value of each designated share purchased under this plan during the years ended May 31, 2012 , 2011 and 2010 was $7, $6 and $7 , respectively, which represents the fair value of the 15% discount.

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$74,199	$44,254	$72,649
Interest paid	$13,631	$15,537	$12,728

Accrued liability for repurchase of common stock	$—	$—	$1,920

Financing receivables:
Investment in equipment for financing leases	$—	$(54)	$(1,932)
Principal collections from customers - financing leases	2,565	2,116	1,753
Net decrease (increase) in financing receivables	$2,565	$2,062	$(179)

NOTE 13—NONCONTROLLING INTERESTS

The following table details the components of redeemable noncontrolling interests for the fiscal years ended 2012 and 2011:

	2012	2011
	(in thousands)
Beginning balance	$133,858	$102,672
Net income attributable to redeemable noncontrolling interest	11,601	9,592
Distributions to redeemable noncontrolling interest	(7,724)	—
Foreign currency translation adjustment	(2,742)	(10,826)
Increase in the maximum redemption amount of redeemable noncontrolling interest	9,429	32,420
Ending balance	$144,422	$133,858

For the fiscal years ended 2012 , 2011 and 2010, net income included in the consolidated statements of changes in shareholders’ equity is reconciled to net income presented in the consolidated statements of income as follows:

	2012	2011	2010
	(in thousands)
Net income attributable to Global Payments	$188,161	$209,238	$203,317
Net income attributable to nonredeemable noncontrolling interests	17,804	9,326	8,029
Net income attributable to redeemable noncontrolling interest	11,601	9,592	7,763
Net income	$217,566	$228,156	$219,109

NOTE 14—SEGMENT INFORMATION

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

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the years ended May 31, 2012, 2011, and 2010:

	2012	2011	2010
	(in thousands)

Revenues:
United States	$1,234,818	$1,031,997	$902,844
Canada	332,434	330,872	317,272
North America merchant services	1,567,252	1,362,869	1,220,116

Europe	489,300	359,567	315,023
Asia-Pacific	147,295	137,366	107,329
International merchant services	636,595	496,933	422,352
Consolidated revenues	$2,203,847	$1,859,802	$1,642,468

Operating income for segments:
North America merchant services	$281,305	$268,233	$275,386
International merchant services	196,137	143,911	113,699
Corporate	(170,093)	(80,550)	(65,806)
Consolidated operating income	$307,349	$331,594	$323,279

Depreciation and amortization:
North American merchant services	$35,479	$32,605	$26,221
International merchant services	60,462	48,104	40,564
Discontinued operations	—	—	1,363
Corporate	3,158	1,528	519
Consolidated depreciation and amortization	$99,099	$82,237	$68,667

Our results of operations and our financial condition are not significantly reliant upon any single customer.

The following is a breakdown of long-lived assets by geographic regions as of May 31, 2012 and 2011:

	2012	2011
	(in thousands)
United States	$352,419	$291,301
Canada	167,024	181,837
Europe	715,512	812,936
Asia-Pacific	85,592	91,364
Latin America	175	—
	$1,320,722	$1,377,438

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leases

We conduct a major part of our operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for fiscal 2012, 2011 and 2010 was $16.0 million, $14.0 million, and $32.8 million, respectively.

Future minimum lease payments for all noncancelable leases at May 31, 2012 were as follows:

Operating Leases

2013	$6,265
2014	8,873
2015	6,666
2016	5,684
2017	5,516
Thereafter	21,334
Total future minimum lease payments	$54,338

Legal

In addition to the class action lawsuit described in Note 2– Processing System Intrusion, we are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse impact on our financial position, liquidity or results of operations.

Taxes

We define operating taxes as taxes that are unrelated to income taxes, such as sales and property taxes. During the course of operations, we must interpret the meaning of various operating tax matters in the United States and in the foreign jurisdictions in which we do business.  Taxing authorities in those various jurisdictions may arrive at different interpretations of applicable tax laws and regulations as they relate to such operating tax matters, which could result in the payment of additional taxes in those jurisdictions.

As of May 31, 2012 and 2011 we did not have a liability for operating tax items based on management's best estimate given our history with similar matters and interpretations of current laws and regulations.

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2012.

On June 18, 2010, CIBC provided notice that they would not renew the sponsorship for Visa in Canada after the initial ten year term. As a result, our Canadian Visa sponsorship expired in March 2011. We have filed an application with the Canadian regulatory authorities for the formation of a wholly owned loan company in Canada which would serve as our financial institution sponsor. While such application was pending, in March 2011, we obtained temporary direct participation in the Visa Canada system. This temporary status will expire on September 30, 2012.  In the event the wholly owned loan company has not been approved by the expiration date and Visa is unwilling to extend our temporary status, we have entered into an agreement with a financial institution who is willing to serve as our sponsor.

Redeemable Noncontrolling Interest

We have a noncontrolling interest associated with our Asia-Pacific merchant services business. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region.  We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%.  The GPAP shareholders agreement includes provisions pursuant to which HSBC Asia Pacific may compel us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia Pacific (the “Put Option”).  Beginning on the fifth anniversary of the closing of the acquisition (July 24, 2011), HSBC Asia Pacific may exercise the Put Option on each anniversary of the closing of the acquisition. HSBC Asia Pacific has not exercised the Put Option by the second exercisable date of July 24, 2012. By exercising the Put Option, HSBC Asia Pacific can require us to purchase, on an annual basis, up to 15% of the total issued shares of GPAP. Because the put option is not solely within our control, we have classified this interest as a redeemable noncontrolling interest and report the maximum total redemption amount in the mezzanine section of the consolidated balance sheet.  We estimate the maximum total redemption amount of the redeemable noncontrolling interest under the Put Option would be $144.4 million as of May 31, 2012. In accordance with current accounting guidance, we have adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of May 31, 2012 through retained earnings on our consolidated balance sheet.

On July 26, 2012, outside the terms of the put option, we agreed to purchase all of HSBC's interest in GPAP for $242.0 million. We expect to account for the purchase of the remaining 44% of GPAP as an equity transaction with a reduction of redeemable noncontrolling interest of $144.4 million and a reduction of retained earnings for $97.6 million.

NOTE 16-QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended May 31, 2012 and 2011 (in thousands, except per share data) are as follows:

	Quarter Ended
	August 31	November 30	February 29	May 31

2012:
Revenues	$542,771	$530,505	$533,539	$597,032
Operating income(1)	108,610	96,580	92,348	9,811
Income from continuing operations, net of tax	72,081	68,149	65,690	11,646
Net income attributable to Global Payments	63,974	61,181	57,920	5,086
Basic earnings per share	0.80	0.78	0.74	0.06
Diluted earnings per share	0.79	0.78	0.73	0.06

	Quarter Ended
	August 31	November 30	February 28	May 31
2011:
Revenues	$440,138	$443,526	$456,382	$519,754
Operating income	82,107	83,143	78,199	88,143
Income from continuing operations, net of tax	53,822	58,370	54,553	62,384
Income (loss) from discontinued operations, net of tax	(28)	(487)	(430)	(29)
Net income attributable to Global Payments	49,368	53,505	47,789	58,576
Basic earnings per share	0.62	0.67	0.60	0.73
Diluted earnings per share	0.61	0.67	0.59	0.72

(1) Includes processing system intrusion charges of $84.4 million in the quarter ended May 31, 2012.

NOTE 17-SUBSEQUENT EVENT

On July 26, 2012 we agreed to purchase all of HSBC's interest in GPAP for $242.0 million. We expect to account for the purchase of the remaining 44% of GPAP as an equity transaction with a reduction of redeemable noncontrolling interest of $144.4 million and a reduction of retained earnings for $97.6 million.

GLOBAL PAYMENTS INC.
SCHEDULE II

Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Balances	Uncollectible Accounts Write-Off	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts
May 31, 2010	553	1,688	—	1,972	269
May 31, 2011	269	848	—	645	472
May 31, 2012	472	165	—	105	532

Reserve for operating losses-Merchant card processing (1)
May 31, 2010	3,507	9,593	—	7,290	5,810
May 31, 2011	5,810	6,010	—	8,718	3,102
May 31, 2012	3,102	8,848	—	9,625	2,325

Reserve for sales allowances-Merchant card processing (1)
May 31, 2010	1,532	5,542	—	6,203	871
May 31, 2011	871	8,888	—	6,484	3,275
May 31, 2012	3,275	3,913	—	6,315	873

Reserve for operating losses-Check guarantee processing
May 31, 2010	4,026	14,932	—	14,750	4,208
May 31, 2011	4,208	14,175	—	14,513	3,870
May 31, 2012	3,870	13,404	—	13,839	3,435

(1)Included in settlement processing obligations

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2012, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of May 31, 2012, management believes that the Company's internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B- OTHER INFORMATION

None.

PART III

ITEM 10- DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors and our corporate governance contained under the headings “Certain Information Concerning the Nominees and Directors,” “Other Information About the Board and its Committees” and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be delivered in connection with our 2012 Annual Meeting of Shareholders to be held on September 19, 2012.

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

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Paul R. Garcia	60	Chairman of the Board of Directors and Chief Executive Officer
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

Jeffrey Sloan	45	President
President, Global Payments Inc. (since June 2010); Partner, Goldman Sachs Group, Inc. (December 2004 - May 2010) ; Managing Director, Goldman Sachs Group, Inc. (December 2001 - November 2004); Vice President, Goldman Sachs Group, Inc.
(September 1998 - November 2001).

David E. Mangum	46	Senior Executive Vice President and Chief Financial Officer
Senior Executive Vice President and Chief Financial Officer (since November 2008) of Global Payments; Executive Vice President of Fiserv Corp., which acquired CheckFree Corporation in December 2007, (December 2007 - August 2008); Executive Vice President and Chief Financial Officer of CheckFree Corporation (July 2000 to December 2007); Senior Vice President, Finance and Accounting of CheckFree Corporation (September 1999 - June 2000); Vice President, Finance and Administration, Managed Systems Division for Sterling Commerce, Inc. (July 1998 - September 1999)

Joseph C. Hyde	38	President - International
President - International (since November 2008); Executive Vice President and Chief Financial Officer (October 2005 - November 2008) of Global Payments; Senior Vice President of Finance of Global Payments (December 2001 - October 2005); Vice President of Finance of Global Payments (February 2001-December 2001); Vice President of Finance of NDC eCommerce (June 2000-January 2001); Associate, Alvarez & Marsal (1998-2000); Analyst, The Blackstone Group (1996-1998).

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Daniel C. O'Keefe	46	Senior Vice President and Chief Accounting Officer
Senior Vice President and Chief Accounting Officer (since August 2008); Vice President of Accounting Policy and External Reporting of Global Payments (April 2008 - August 2008); Chief Accounting Officer of Ocwen Financial Corporation (November 2006 - April 2008); Vice President, Business Management of RBS Lynk (February 2005 - October 2006); Assistant Controller of Beazer Homes, USA Inc. (November 2002 - November 2005)

Morgan M. Schuessler	42	Executive Vice President and Chief Administrative Officer
Executive Vice President and Chief Administrative Officer (since November 2008); Executive Vice President, Human Resources and Corporate Communications of Global Payments (June 2007 - November 2008); Senior Vice President, Human Resources and Corporate Communications of Global Payments (June 2006 - June 2007); Senior Vice President, Marketing and Corporate Communications of Global Payments (October 2005 - June 2006); Vice President, Global Purchasing Solutions of American Express Company (February 2002 - February 2005).

Suellyn P. Tornay	51	Executive Vice President and General Counsel
Executive Vice President (since June 2004) and General Counsel for Global Payments Inc. (since February 2001); Interim General Counsel for NDCHealth (1999-2001); Group General Counsel, eCommerce Division of NDCHealth (1996-1999); Senior Attorney, eCommerce Division of NDCHealth (1987-1995); Associate, Powell, Goldstein, Frazer, & Murphy (1985-1987).

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

ITEM 11- EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation contained under the headings “Other Information about the Board and its Committees,” “Compensation and Other Benefits” and “Report of the Compensation Committee” from our proxy statement to be delivered in connection with our 2012 Annual Meeting of Shareholders to be held on September 19, 2012.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings “Common Stock Ownership of Management” and “Common Stock Ownership by Certain Other Persons” from our proxy statement to be delivered in connection with our 2012 Annual Meeting of Shareholders to be held on September 19, 2012.

The following table provides certain information as of May 31, 2012 concerning the shares of the Company’s Common Stock that may be issued under existing equity compensation plans. For more information on these plans, see Note 11 to notes to consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	2,148,065	$33.54	8,388,891	(1)
Equity compensation plans not approved by security holders:	—	—	—
Total	2,148,065	$33.54	8,388,891	(1)

(1) Also includes shares of common stock available for issuance other than upon the exercise of an option, warrant or right under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated, the Global Payments Inc. Amended and Restated 2005 Incentive Plan, Amended and Restated 2000 Non-Employee Director Stock Option Plan and the Global Payments Inc. 2011 Incentive Plan.

ITEM 13- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates and the independence of our Board of Directors contained under the headings “Certain Relationships and Related Transactions” and “Other Information about the Board and its Committees” from our proxy statement to be delivered in connection with our 2012 Annual Meeting of Shareholders to be held on September 19, 2012.

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the section Ratification of the Reappointment of Auditors from our proxy statement to be delivered in connection with our 2012 Annual Meeting of Shareholders to be held on September 19, 2012.

PART IV

ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1. Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8‑Financial Statements and Supplementary Data” of this report:

(a)   2. Financial Statement Schedules

Schedule II, Valuation and Qualifying Accounts	88

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

3.2
Fifth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated January 23, 2012, File No. 001-16111, and incorporated herein by reference.

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

10.2*	Amendment to Employment Agreement for Paul R. Garcia, filed as Exhibit 10.3 to the Registrant's Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference
10.3*
Amended and Restated Employment Agreement for Joseph C. Hyde dated November 3, 2008, filed as Exhibit 10.6 to the Registrant's Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.4*
Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111, and incorporated herein by reference.

10.5*
Amendment to Employment Agreement for Suellyn P. Tornay dated June 1, 2001, filed as Exhibit 10.5 to the Registrant's Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.6*	Amended and Restated 2000 Long-Term Incentive Plan, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K dated May 31, 2003, File No. 001-16111, and incorporated herein by reference.
10.7*
First Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated March 28, 2007, filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.8*
Second Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated December 15, 2008 filed as Exhibit 10.1 to the Registrant's Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.9*
Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.10*
Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007 filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K dated May 31, 2007, File No. 001-16111, and incorporated herein by reference.

10.11*
Amended and Restated 2000 Employee Stock Purchase Plan filed as Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 dated January 16, 2001, File No. 001-16111, and incorporated herein by reference.

10.12*
Form of Global Payments Inc. Supplemental Executive Retirement Plan as amended, filed as Exhibit 10.12 to the Registrant's Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.13*
Third Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated December 31, 2008 filed as Exhibit 10.2 to the Registrant's Form 10-Q dated February 28, 2009, File No. 001-16111, and incorporated herein by reference.

10.14*
Form of Performance Unit Award (U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.15*
Form of Performance Unit Award (Non-U.S. Officers) pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.16*
Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.17*
Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (Hong Kong employees) filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.18*
Form of Non-Statutory Stock Option Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan (certain Asia-Pacific employees) filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.19*
Form of Restricted Stock Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.20*
Form of Stock-Settled Restricted Stock Unit Award pursuant to the Global Payments Inc. Amended and Restated 2005 Incentive Plan filed as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q, dated November 30, 2006, File No. 001-16111 and incorporated herein by reference.

10.21
Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, dated November 19, 2004, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 23, 2004, File No. 001-16111 and incorporated herein by reference.

10.22
Amendment No. 1 dated November 18, 2005, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 18, 2005, File No. 001-16111 and incorporated herein by reference.

10.23
Amendment No. 2 dated November 16, 2006, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated November 17, 2006, File No. 001-16111 and incorporated herein by reference.

10.24
Amendment No. 3 dated July 21, 2009, to the Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.25
Credit Agreement dated as of November 16, 2006, among Global Payments Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and lenders named therein, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated November 17, 2006, File No. 001-16111 and incorporated herein by reference.

10.26
Amendment No. 1 dated as of May 23, 2008, to the Credit Agreement dated as of November 16, 2006, among Global Payments Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and lenders named therein filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.27
Asset Purchase Agreement with HSBC Bank plc dated June 17, 2008 filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K dated May 31, 2008, File No. 001-16111, and incorporated herein by reference.

10.28
First Amendment to Asset Purchase Agreement with HSBC Bank plc, dated June 12, 2009 filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.29
Term Loan Credit Agreement dated as of June 23, 2008, among Global Payments Inc., JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., Regions Bank and lenders named therein, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, Term Loan Credit Agreement dated as of June 23, 2008, File No. 001-16111 and incorporated herein by reference.

10.3
Form of Marketing Alliance Agreement with HSBC Bank plc dated June 30, 2008 filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K dated May 31, 2008, File No. 001-16111, and incorporated herein by reference.

10.31
First Amended and Restated Marketing Alliance Agreement with HSBC Bank plc, dated June 12, 2009 filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.32
Term Loan Credit Agreement dated as of July 10,2009, among Bank of America, N.A., Banc of America Securities LLC, Compass Bank, Toronto Dominion (New York) LLC, Bank of Tokyo-Mitsubishi UFJ Trust Company, SunTrust Bank, and U.S. Bank, N/A., and lenders named therein, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, Term Loan Credit Agreement dated as of June 23, 2008, File No. 001-16111 and incorporated herein by reference.

10.33
Instrument of Transfer with HSBC Bank plc dated June 12, 2009 filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K dated May 31, 2009, File No. 001-16111, and incorporated herein by reference.

10.34
Stock Purchase Agreement dated as of November 18, 2009 filed as Exhibit 10.1 to the Registrant's Annual Report on Form 8-K dated November 18, 2009, File No. 001-16111, and incorporated herein by reference.

10.35
Amended and Restated Credit Agreement with exhibits and schedules among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce, and lenders named therein, dated November 19, 2004, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111, and incorporated herein by reference.

10.36
Term Loan Credit Agreement with exhibits and schedules dated as of June 23, 2008, among Global Payments Inc., JPMorgan Chase, N.A., Wells Fargo Bank, N.A., Bank of America, N.A., Regions Bank and lenders named therein, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111, and incorporated herein by reference.

10.37
Term Loan Credit Agreement with exhibits and schedules dated as of July 10, 2009, among Bank of America, N.A., Banc of America Securities LLC, Compass Bank, Toronto Dominion (New York) LLC, Bank of Tokyo-Mitsubishi UFJ Trust Company, SunTrust Bank, and U.S. Bank, N/A., and lenders named therein, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111, and incorporated herein by reference.

10.38
Revolving Credit Agreement with exhibits and schedules dated as of Credit Agreement dated December 7, 2010, among Global Payments Inc. and a syndicate of financial institutions, filed as Exhibit 10.4 to the to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111, and incorporated herein by reference.

10.39*
Global Payments Inc. Annual Performance Plan (sub-plan to the Third Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated December 31, 2008) dated August 29, 2011, filed as Exhibit 10.5 to the to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111, and incorporated herein by reference.

10.40*
Form of the Performance Unit Award Agreement pursuant to the Third Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated December 31, 2008, filed as Exhibit 10.6 to the to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111, and incorporated herein by reference.

10.41*
Form of the Performance Unit Award Agreement (TSR) pursuant to the Third Amended and Restated Global Payments Inc. 2005 Incentive Plan, dated December 31, 2008, filed as Exhibit 10.7 to the to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111, and incorporated herein by reference.

10.42*
Global Payments Inc. 2011 Non-Employee Director Compensation Plan (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011) dated September 28, 2011, filed as Exhibit 10.8 to the to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111, and incorporated herein by reference.

10.43*	Global Payments Inc. 2011 Incentive Plan filed as Exhibit 99. to the Registrant's Registration Statement on Form S-8 dated September 27, 2011, File No. 001-16111, and incorporated herein by reference.
10.44*
Global Payments Inc. Amendment to Employment Agreement for Morgan M. Schuessler dated January 30, 2012, filed as Exhibit 10.9 to the to the Registrant's Quarterly Report on Form 10-Q dated February 29, 2012, File No. 001-16111, and incorporated herein by reference.

14	Code of Ethics for Senior Financial Officers, filed as Exhibit 14 to the Registrant's Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111 and incorporated herein by reference.
18
Preferability Letter from Independent Registered Public Accounting Firm filed as Exhibit 18 to the Registrant's Quarterly Report on Form 10-Q dated February 28, 2006, File No. 001-16111 and incorporated herein by reference.

21**	List of Subsidiaries
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2**	Rule 13a-14(a)/15d-14(a) Certification of CFO
32**	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*    Compensatory management agreement
**    Filed with this report

(b) Exhibits

See the “Index to Exhibits” on page 93.

(c)    Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2012.

GLOBAL PAYMENTS INC.

By:	/s/ Paul R. Garcia
Paul R. Garcia
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David E. Mangum
David E. Mangum
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Daniel C. O'Keefe
Daniel C. O'Keefe
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Global Payments Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul R. Garcia	Chairman of the Board	July 27, 2012
Paul R. Garcia

/s/ William I Jacobs	Lead Director	July 27, 2012
William I Jacobs

/s/ Edwin H. Burba, Jr.	Director	July 27, 2012
Edwin H. Burba, Jr.

/s/ Alex W. (Pete) Hart	Director	July 27, 2012
Alex W. (Pete) Hart

/s/ Raymond L. Killian	Director	July 27, 2012
Raymond L. Killian

/s/ Ruth Ann Marshall	Director	July 27, 2012
Ruth Ann Marshall

/s/ Alan M. Silberstein	Director	July 27, 2012
Alan M. Silberstein

/s/ Michael W. Trapp	Director	July 27, 2012
Michael W. Trapp

/s/ Gerald J. Wilkins	Director	July 27, 2012
Gerald J. Wilkins

GLOBAL PAYMENTS INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit Numbers	Description

21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

LIST OF SUBSIDIARIES
Global Payments Inc. has the following subsidiaries and ownership interests.

NAME	JURISDICTION OF ORGANIZATION
Comercia Global Payments Entidad de Pago, S.L.	Spain (1)
DolEx Belgium, S.P.R.L.	Belgium
DolEx Europe, S.L.	Spain
Equifax Credit Services, LLC	Russian Federation (2)
Global Payment Holding Company	Delaware
Global Payment Systems Asia-Pacific (Malaysia) Sdn. Bhd.	Malaysia
Global Payment Systems LLC	Georgia
Global Payment Systems of Canada, Ltd.	Canada
Global Payments Acquisition Corp. 1 B.V.	Netherlands
Global Payments Acquisition Corp. 2 B.V.	Netherlands
Global Payments Acquisition Corp. 3 B.V.	Netherlands
Global Payments Acquisition Corp. 4 B.V.	Netherlands
Global Payments Acquisition Corporation 2 S.á.r.l.	Luxembourg
Global Payments Acquisition Corporation 3 S.á.r.l.	Luxembourg
Global Payments Acquisition Corporation 4 S.á.r.l.	Luxembourg
Global Payments Acquisition PS 1 C.V.	Netherlands
Global Payments Acquisition PS 2 C.V.	Netherlands
Global Payments Acquisition PS1—Global Payments Direct S.e.n.c.	Luxembourg
Global Payments Asia-Pacific (Hong Kong) Limited	Hong Kong (3)
Global Payments Asia-Pacific (Hong Kong Holding) Limited	Hong Kong
Global Payments Asia-Pacific India Private Limited	India
Global Payments Asia-Pacific Lanka (Private) Limited	Sri Lanka
Global Payments Asia-Pacific Limited	Hong Kong
Global Payments Asia-Pacific Philippines Incorporated	Philippines
Global Payments Asia-Pacific Processing Company Limited	Hong Kong
Global Payments Asia-Pacific (Shanghai) Limited	People’s Republic of China
Global Payments Asia-Pacific (Singapore) Private Limited	Singapore
Global Payments Asia-Pacific (Singapore Holding) Private Limited	Singapore
GP Asia-Pacific (Macau) Limited	Macau
Global Payments Canada GP	Canada
Global Payments Canada Inc.	Canada
Global Payments Card Processing Malaysia Sdn. Bhd	Malaysia
Global Payments Check Recovery Services, Inc.	Georgia
Global Payments Check Services, Inc.	Illinois
Global Payments Comerica Alliance, LLC	Delaware (4)
Global Payments Direct, Inc.	New York
Global Payments Europe, s.r.o.	Czech Republic
Global Payments Gaming Canada, Inc.	Canada
Global Payments Gaming International, Inc.	Georgia
Global Payments Gaming Services, Inc.	Illinois
Global Payments Process Centre Inc.	Philippines
Global Payments Singapore Private Limited	Singapore
Global Payments South America, Brasil—Servicos De Pagamentos Ltda.	Brazil
Global Payments UK Ltd.	United Kingdom

Global Payments UK 2 Ltd.	United Kingdom
GP Finance, Inc.	Delaware
GPC Financial Corporation	Canada
GPS Holding Limited Partnership	Georgia
GPUK LLP	United Kingdom
Greater Giving, Inc.	Delaware
HSBC Merchant Services LLP	United Kingdom
HSBC Merchant Services Limited	Malta
Merchant Services U.S.A., Inc.	North Carolina
Modular Data, Inc.	Delaware
NDC Holdings (UK) Ltd.	Georgia
NDPS Holdings, Inc.	Delaware
OOO UCS—Terminal	Russian Federation
Sabir Invest, S.L.U.	Spain
Společnost pro informační databáze, a.s.	Czech Republic
United Card Service Private Company	Russian Federation

1.	Comercia Global Payments Entidad de Pago, S.L. has a shareholder unrelated to Global Payments Inc. which owns a 49% noncontrolling interest.

2.	Equifax Credit Services LLC has two members unrelated to Global Payments Inc. which collectively own more than 50% interest.

3.	Global Payments Asia-Pacific (Hong Kong) Limited has a shareholder unrelated to Global Payments Inc. which owns a 44% noncontrolling interest.

4.	Global Payments Comerica Alliance, LLC has members unrelated to Global Payments Inc. which collectively own a 49% noncontrolling interest.