Form 10-K/A
period 2012-05-31
GLOBAL PAYMENTS INC
filed 2012-09-28
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

This Amendment No. 1 (the "Amendment") amends the Annual Report on Form 10-K for the year ended May 31, 2012 of Global Payments Inc. originally filed with the Securities and Exchange Commission on July 27, 2012 (the "Original Filing"). This Amendment is being filed to correct the form type referenced in Exhibits 31.1, 31.2 and 32.1, which inadvertently referred to a Quarterly Report on Form 10-Q due to a clerical error. Additionally, the registrant hereby amends the original Annual Report on Form 10-K by correcting the reference in Exhibit 18 to incorporate by reference the preferability letter filed as Exhibit 18 to the registrant's Quarterly Report on Form 10-Q dated August 31, 2011.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. Also included in this Amendment is an updated consent from the Independent Registered Public Accounting Firm filed as Exhibit 23.1.

This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events.

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

In addition, many of our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies and services, including Internet payment processing services and mobile payment processing services that provide improved operating functionality and features to their product and service offerings. If successful, their development efforts could render our product and services offerings less desirable to customers, again resulting in the loss of customers or a reduction in the price we could demand for our offerings. Furthermore, we are facing competition from non-traditional competitors offering alternative payment methods, such as PayPal and Google. These non-traditional competitors have significant financial resources and robust networks and are highly regarded by consumers. If these non-traditional competitors gain a greater share of total electronic payments transactions, it could also have a material adverse effect on our business, financial condition and results of operation.

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
18
Preferability Letter from Independent Registered Public Accounting Firm dated October 11, 2011, filed as Exhibit 18 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111 and incorporated herein by reference.

21**	List of Subsidiaries
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2**	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1**	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*    Compensatory management agreement
**    Filed with this report

(b) Exhibits

See the “Index to Exhibits” on page 93.

(c)    Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2012.

GLOBAL PAYMENTS INC.

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