Form 10-Q
period 2012-08-31
GLOBAL PAYMENTS INC
filed 2012-10-02
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012

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
Yes ☐   No ☒
The number of shares of the issuer’s common stock, no par value outstanding as of September 20, 2012 was 78,879,283.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended August 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	August 31, 2012	August 31, 2011
Revenues	$590,287	$542,771
Operating expenses:
Cost of service	204,391	191,536
Sales, general and administrative	281,419	242,625
Processing system intrusion	23,989	—
	509,799	434,161
Operating income	80,488	108,610
Other income (expense):
Interest and other income	1,983	2,501
Interest and other expense	(3,545)	(4,087)
	(1,562)	(1,586)
Income from continuing operations before income taxes	78,926	107,024
Provision for income taxes	(24,764)	(34,943)
Net income	54,162	72,081
Less: Net income attributable to noncontrolling interests, net of income tax provision of $1,620 and $1,858, respectively	(7,487)	(8,107)
Net income attributable to Global Payments	$46,675	$63,974

Earnings per share attributable to Global Payments:
Basic	$0.59	$0.80
Diluted	$0.59	$0.79
Dividends per share	$0.02	$0.02
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended
	August 31, 2012	August 31, 2011

Net income	$54,162	$72,081
Other comprehensive income (loss):
Foreign currency translation adjustments	41,041	(10,310)
Income tax (expense) benefit related to foreign currency translation adjustments	(6,579)	1,182
Other comprehensive income (loss), net of tax	34,462	(9,128)

Comprehensive income	88,624	62,953
Less: comprehensive income attributable to noncontrolling interests	(10,451)	(7,949)
Comprehensive income attributable to Global Payments	$78,173	$55,004

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	August 31, 2012	May 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$841,331	$781,275
Accounts receivable, net of allowances for doubtful accounts of $1,032 and $532, respectively	179,875	182,962
Claims receivable, net of allowances for losses of $3,784 and $3,435, respectively	1,082	1,029
Settlement processing assets	236,384	217,994
Inventory	12,839	9,864
Deferred income taxes	25,691	21,969
Prepaid expenses and other current assets	39,679	33,646
Total current assets	1,336,881	1,248,739
Goodwill	740,891	724,687
Other intangible assets, net of accumulated amortization of $251,829 and $235,296, respectively	284,625	290,188
Property and equipment, net of accumulated depreciation of $177,228 and $161,911, respectively	324,005	305,848
Deferred income taxes	96,558	97,235
Other	22,532	21,446
Total assets	$2,805,492	$2,688,143
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$209,254	$215,391
Current portion of long-term debt	47,541	76,420
Commitment to purchase redeemable noncontrolling interest (See Note 12)	242,000	—
Accounts payable and accrued liabilities	300,270	316,313
Settlement processing obligations	228,771	216,878
Income taxes payable	18,110	12,283
Total current liabilities	1,045,946	837,285
Long-term debt	285,464	236,565
Deferred income taxes	124,096	106,644
Other long-term liabilities	66,966	62,306
Total liabilities	1,522,472	1,242,800
Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest	—	144,422
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 78,819,988 and 78,551,297 issued and outstanding at August 31, 2012 and May 31, 2012, respectively	—	—
Paid-in capital	258,084	358,728
Retained earnings	889,370	843,456
Accumulated other comprehensive income (loss)	1,498	(30,000)
Total Global Payments shareholders’ equity	1,148,952	1,172,184
Noncontrolling interest	134,068	128,737
Total equity	1,283,020	1,300,921
Total liabilities and equity	$2,805,492	$2,688,143
See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	August 31, 2012	August 31, 2011
Cash flows from operating activities:
Net income	$54,162	$72,081
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	12,670	11,573
Amortization of acquired intangibles	11,225	12,643
Share-based compensation expense	4,222	3,978
Provision for operating losses and bad debts	6,012	6,812
Deferred income taxes	10,273	7,831
Other, net	(941)	441
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	3,087	(10,812)
Claims receivable	(3,272)	(4,591)
Settlement processing assets and obligations, net	(7,839)	(687,180)
Inventory	(2,992)	(2,861)
Prepaid expenses and other assets	(8,513)	2,153
Accounts payable and other accrued liabilities	(15,294)	(27,589)
Income taxes payable	5,827	9,643
Net cash provided by (used in) operating activities	68,627	(605,878)
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(190)	—
Capital expenditures	(29,237)	(12,151)
Net decrease in financing receivables	740	583
Net cash used in investing activities	(28,687)	(11,568)
Cash flows from financing activities:
Net (payments) borrowings on short-term lines of credit	(6,137)	40,327
Proceeds from issuance of long-term debt	50,000	71,029
Principal payments under long-term debt	(30,080)	(44,295)
Proceeds from stock issued under employee stock plans	4,375	(2,836)
Common stock repurchased - share-based compensation plans	(6,348)	—
Repurchase of common stock	(3,249)	(73,222)
Tax benefit from employee share-based compensation	1,733	1,420
Distributions to noncontrolling interest	(2,733)	(2,471)
Dividends paid	(1,578)	(1,613)
Net cash provided by (used in) financing activities	5,983	(11,661)
Effect of exchange rate changes on cash	14,133	(1,226)
Increase (decrease) in cash and cash equivalents	60,056	(630,333)
Cash and cash equivalents, beginning of the period	781,275	1,354,285
Cash and cash equivalents, end of the period	$841,331	$723,952
See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Paid-in Capital	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2012	78,551	$358,728	$843,456	$(24,951)	$(5,049)	$1,172,184	$128,737	$1,300,921
Net income			46,675			46,675	5,673	52,348
Other comprehensive income				31,498		31,498	2,391	33,889
Stock issued under employee stock plans	615	4,375				4,375		4,375
Common stock repurchased - share based compensation plans	(236)	(10,135)				(10,135)		(10,135)
Tax benefit from employee share-based compensation, net		1,395				1,395		1,395
Share-based compensation expense		4,222				4,222		4,222
Distributions to noncontrolling interest						—	(2,733)	(2,733)
Redeemable noncontrolling interest valuation adjustment			817			817		817
Repurchase of common stock	(110)	(4,493)	—			(4,493)		(4,493)
Commitment to purchase redeemable noncontrolling interest		(96,008)				(96,008)		(96,008)
Dividends paid ($0.02 per share)			(1,578)			(1,578)		(1,578)
Balance at August 31, 2012	78,820	$258,084	$889,370	$6,547	$(5,049)	$1,148,952	$134,068	$1,283,020

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Currency Translation Adjustments	Minimum Pension Liability	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2011, as previously reported	80,335	$502,993	(112,980)	$715,202	$82,159	$(2,839)	$1,184,535	$153,282	$1,337,817
Retrospective adjustment for the correction of an error (see Note 1)		(112,980)	112,980	—	—	—	—	—	—
Retrospective adjustment for the change in accounting method for the retirement of repurchased shares (see Note 1)		29,578	—	(29,578)	—	—	—	—	—
Balance at May 31, 2011, as adjusted		419,591	—	685,624	82,159	(2,839)	1,184,535	153,282	1,337,817
Net income				63,974			63,974	5,502	69,476
Other comprehensive loss					(8,970)		(8,970)	(290)	(9,260)
Stock issued under employee stock plans, net	269	(3,245)					(3,245)		(3,245)
Tax benefit from employee share-based compensation, net		1,420					1,420		1,420
Share-based compensation expense		3,978					3,978		3,978
Distributions to noncontrolling interest								(2,471)	(2,471)
Redeemable noncontrolling interests valuation adjustment				(1,842)			(1,842)		(1,842)
Repurchase of common stock (see Note 1)	(1,854)	(71,251)		(9,275)			(80,526)		(80,526)
Dividends paid ($0.02 per share)				(1,613)			(1,613)		(1,613)
Balance at August 31, 2011	78,750	$350,493	—	$736,868	$73,189	$(2,839)	$1,157,711	$156,023	$1,313,734

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

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made.  These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities.  We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2012.

Use of estimates— The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimate that is subject to change is discussed in Note 2 - Processing System Intrusion

Correction of an error and change in accounting principle— During the three months ended August 31, 2011 we determined that our presentation of repurchased shares as a separate component of shareholders' equity ("Treasury stock") in previously issued financial statements was at variance with Georgia incorporation law. As such, our shares repurchased during fiscal year 2010 and the first quarter of fiscal 2011 should have been accounted for as constructively retired, and the cost of repurchased shares should have been charged to paid-in capital in accordance with our accounting policy at that time. As a result of this error, our previously reported balances of treasury stock and paid-in capital as of May 31, 2011 were misstated. To correct this error we have restated our May 31, 2011 treasury stock and paid-in capital balances. This adjustment is reflected in our consolidated statements of changes in equity by eliminating treasury stock and reclassifying this balance to paid-in capital. The May 31, 2011 treasury stock balance of $113.0 million has been reclassified to reduce paid-in capital by $113.0 million. The effect of these misstatements was limited to treasury stock and paid-in capital.

Effective June 1, 2011, we elected to change our method of accounting for the retirement of repurchased shares. We previously accounted for the retirement of repurchased shares by charging the entire cost to paid-in capital. Our new method of accounting allocates the cost of repurchased and retired shares between paid-in capital and retained earnings. We believe that this method is preferable because it more accurately reflects our paid-in capital balances by allocating the cost of the shares repurchased and retired to paid-in capital in proportion to paid-in capital associated with the original issuance of said shares. We reflected the application of this new accounting method retrospectively by adjusting prior periods. This change is limited to an increase to the beginning balance of paid-in capital and a decrease to beginning balance of retained earnings of $29.6 million at May 31, 2011 and is reflected in our consolidated balance sheets and statements of changes in equity.

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

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include reserve funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of August 31, 2012 and May 31, 2012, our cash and cash equivalents included $323.4 million and $328.2 million, respectively, related to Merchant Reserves.

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

We also provide credit card transaction processing for Discover Financial Services or Discover Card (“Discover”) and are designated as an acquirer by Discover. Our agreement with Discover allows us to acquire, process and fund transactions directly through Discover's network without the need of a financial institution sponsor. Otherwise, we process Discover transactions similarly to how we process MasterCard and Visa transactions. Discover publishes acquirer operating regulations, with which we must comply. We use our Members to assist in funding merchants for Discover transactions.

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

Timing differences, interchange expense, Merchant Reserves and exception items cause differences between the amount the Member receives from the card networks and the amount funded to the merchants. The standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we generally follow a net settlement process whereby, if the incoming amount from the card networks precedes the Member's funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member in our account at the Member bank and record a corresponding liability. Conversely, if the Member's funding obligation to the merchant precedes the incoming amount from the card networks, the amount of the Member's net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member assesses a funding cost, which is included in interest and other expense on the accompanying consolidated statements of income. Each participant in the transaction process receives compensation for its services.

Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding (“Receivable from Members”), (iii) our receivable from the card networks for transactions processed on behalf of merchants where we are a Member of that particular network (“Receivable from networks”), and (iv) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (v) Merchant Reserves held to minimize contingent liabilities associated with charges properly reversed by a cardholder (“Merchant Reserves”). Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) Receivable from Members (iii) our liability to the Members for transactions for which we have received funding from the Members but have not funded merchants on behalf of the Members (“Liability to Members”), (iv) our liability to merchants for transactions that have been processed but not yet funded where we are a Member of that particular network (“Liability to merchants”), (v) Exception items, (vi) Merchant Reserves, (vii) the reserve for operating losses (see Reserve for operating losses below), and (viii) the reserve for sales allowances. In cases in which the Member uses its own funds to satisfy a funding obligation to merchants that precedes the incoming amount from the card network, we reflect the amount of this funding as a component of “Liability to Members.”

A summary of these amounts as of August 31, 2012 and May 31, 2012 is as follows:

	August 31, 2012	May 31, 2012
Settlement processing assets:	(in thousands)
Interchange reimbursement	$29,177	$28,699
Receivable from Members	84,500	77,073
Receivable from networks	129,550	118,942
Exception items	1,147	1,345
Merchant Reserves	(7,990)	(8,065)
Total	$236,384	$217,994
	.
Settlement processing obligations:
Interchange reimbursement	$228,266	$223,008
Receivable from Members	135	589
Liability to merchants	(156,887)	(128,663)
Exception items	17,725	11,554
Merchant Reserves	(315,460)	(320,168)
Reserve for operating losses	(2,123)	(2,325)
Reserves for sales allowances	(427)	(873)
Total	$(228,771)	$(216,878)

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

As of August 31, 2012 and May 31, 2012, $2.1 million and $2.3 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended August 31, 2012 and 2011, we recorded such expenses in the amounts of $2.8 million and $2.4 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee approximates cost and is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of August 31, 2012 and May 31, 2012, we have a check guarantee loss reserve of $3.8 million and $3.4 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. For the three months ended August 31, 2012 and 2011, we recorded expenses of $3.2 million and $4.4 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

As of August 31, 2012, we have placed into service $86.5 million of hardware and software associated with our technology processing platform, referred to as G2. The vision for this platform is to serve as a front-end operating environment for merchant processing and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform's use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region and for a limited number of U.S. merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the three months ended August 31, 2012 was not significant. Depreciation and amortization expense will increase as we complete migrations of other merchants to the G2 platform.

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

Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered potentially impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-lived intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values or discounted cash flow analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-lived intangible assets, were not impaired at August 31, 2012 and May 31, 2012.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our effective tax rates were 31.4% and 32.7% for the three months ended August 31, 2012 and 2011, respectively. The effective tax rates for the three months ended August 31, 2012 and 2011 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% per year. Please see Note 6 – Income Tax for further information.

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, settlement processing assets and obligations, lines of credit, commitment to purchase redeemable noncontrolling interest, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. At August 31, 2012, the carrying amount of our term loans approximates fair value. Our subsidiary in the Russian Federation has notes payable with interest rates of 8.5% and maturity dates ranging from September 2012 through November 2016. At August 31, 2012, we believe the carrying amount of these notes approximates fair value. Please see Note 5 – Long-Term Debt and Credit Facilities for further information.

Financing receivables— Our subsidiary in the Russian Federation purchases Automated Teller Machines (ATMs) and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $12.1 million and $13.5 million of financing receivables included in our August 31, 2012 and May 31, 2012 consolidated balance sheets, respectively.

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

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency.  Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period.  For the three months ended August 31, 2012 and 2011, our transaction gains and losses were insignificant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended August 31, 2012 and 2011 excludes shares of 0.6 million and 0.2 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three months ended August 31, 2012 and 2011 (in thousands):

	Three Months Ended
	August 31, 2012	August 31, 2011

Basic weighted average shares outstanding	78,604	80,076
Plus: dilutive effect of stock options and other share-based awards	439	755
Diluted weighted average shares outstanding	79,043	80,831

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

NOTE 2-PROCESSING SYSTEM INTRUSION

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system.

As a result of this event, certain card networks removed us from their list of Payment Card Industry Data Security Standard, referred to as PCI DSS, compliant service providers. We have hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems and are in the process of remediating our systems and processes where necessary. Once that review is complete and we conclude the required remediation, we will work closely with the networks to return to the lists of PCI DSS compliant service providers as quickly as possible. We continue to sign new merchants and process transactions around the world for all card networks.

The investigation also revealed potential unauthorized access to servers containing personal information collected from a subset of merchant applicants. It is unclear whether any such information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individuals.

During the quarter ended August 31, 2012, we have recorded $24.0 million of expense associated with this incident, bringing the life-to-date total expense to $108.4 million. Of this amount, $67.4 million represents an accrual for our estimate of fraud losses, fines and other charges that will be imposed upon us by the card networks. An additional $43.0 million represents costs incurred through August 31, 2012 for professional fees and other costs associated with the investigation and remediation, incentive payments to certain business partners and costs associated with credit monitoring and identity protection insurance. We have also recorded $2.0 million of insurance recoveries based on claims submitted to date as discussed below. We based our estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary settlement discussions with the networks. As such, the final settlement amounts and our ultimate costs associated with fraud losses, fines and other charges that will be imposed by the networks could differ from the amount we have accrued as of August 31, 2012. Any such difference could have a material impact on our financial position, results of operations and cash flows in the period in which the associated claims are actually settled, or in the period in which we receive additional information that would cause us to refine our estimate of losses and adjust our accrual. Currently we do not have sufficient information to estimate the amount or range of additional possible loss for fraud losses, fines and other charges that will be imposed upon us by the card networks.

We are insured under policies that we believe may provide coverage of certain costs associated with this event. The policies provide a total of $30.0 million in policy limits and contain various sub-limits of liability and other terms, conditions and limitations, including a $1.0 million deductible per claim. The insurers have been advised of the circumstances surrounding our recent event. During fiscal year 2012, we recorded $2.0 million in insurance recoveries based on claims submitted to date. We did not submit any additional claims for reimbursement during the three months ended August 31, 2012. We expect to receive additional recoveries as we receive assessments from the networks and submit additional claims. We will record receivables for such recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated.

We expect to incur additional costs associated with investigation, remediation and demonstrating PCI DSS compliance and for the credit monitoring and identity protection insurance we are providing to potentially-affected individuals. We will expense such costs as they are incurred in accordance with our accounting policies for such costs. We currently anticipate that such additional costs may be material to our fiscal 2013 financial position, results of operations and cash flows.

A class action arising out of the processing system intrusion was filed against us on April 4, 2012 by Natalie Willingham (individually and on behalf of a putative nationwide class). Specifically, Ms. Willingham alleged that the Company failed to maintain reasonable and adequate procedures to protect her personally identifiable information (“PII”) which she claims resulted in two fraudulent charges on her credit card in March 2012.  Further, Ms. Willingham asserted that the Company failed to timely notify the public of the data breach.  Based on these allegations, Ms. Willingham asserted claims for negligence, violation of the Federal Stored Communications Act, willful violation of the Fair Credit Reporting Act, negligent violation of the Fair Credit Reporting Act, violation of Georgia's Unfair and Deceptive Trade Practices Act, negligence per se, breach of third-party beneficiary contract, and breach of implied contract. Plaintiff seeks an unspecified amount of damages and injunctive relief. The suit was filed in the United States District Court for the Northern District of Georgia. On May 14, 2012, the Company filed a motion to dismiss. On July 11, 2012, Plaintiff filed a motion for leave to amend her complaint, and on July 16, 2012, the Court granted that motion. Plaintiff filed an amended complaint on July 16, 2012. The amended complaint does not add any new causes of action. Instead, it adds two new named Plaintiffs (Nadine and Robert Hielscher) and drops Plaintiffs' claim for negligence per se. On August 16, 2012, the Company filed a motion to dismiss the Plaintiffs' amended complaint. At this stage of the proceedings we cannot predict the outcome of the matter, but we intend to defend the matter vigorously. We have not recorded a loss accrual related to this matter because we have not determined that a loss is probable. Currently we do not have sufficient information to estimate the amount or range of possible loss associated with this matter.

NOTE 3—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

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

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of August 31, 2012 and May 31, 2012, goodwill and intangible assets consisted of the following:

	August 31, 2012	May 31, 2012
	(in thousands)
Goodwill	$740,891	$724,687
Other intangible assets:
Customer-related intangible assets	$460,680	$451,095
Trademarks, finite life	8,075	7,996
Contract-based intangible assets	67,699	66,393
	536,454	525,484
Less accumulated amortization on:
Customer-related intangible assets	228,992	214,285
Trademarks	5,210	4,868
Contract-based intangible assets	17,627	16,143
	251,829	235,296
Total other intangible assets, net	$284,625	$290,188

The following table discloses the changes in the carrying amount of goodwill for the three months ended August 31, 2012:

	North America merchant services	International merchant services	Total
	(in thousands)
Balance at May 31, 2012	$211,102	$513,585	$724,687
Accumulated impairment losses	—	—	—
	211,102	513,585	724,687

Goodwill acquired	—	—	—
Effect of foreign currency translation	4,495	11,709	16,204
Balance at August 31, 2012	$215,597	$525,294	$740,891

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	August 31, 2012	May 31, 2012
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$279,500	$229,500
Short-term lines of credit:
United Kingdom Credit Facility	92,308	85,102
Hong Kong Credit Facility	55,662	54,564
Canada Credit Facility	9,820	20,033
Malaysia Credit Facility	9,482	12,844
Spain Credit Facility	23,654	17,241
Singapore Credit Facility	8,264	10,318
Philippines Credit Facility	5,030	6,336
Maldives Credit Facility	1,322	4,219
Macau Credit Facility	1,835	2,443
Sri Lanka Credit Facility	1,877	2,291
Total short-term lines of credit	209,254	215,391
Total lines of credit	488,754	444,891
Notes Payable	8,505	10,089
Term loans	45,000	73,396
Total debt	$542,259	$528,376

Current portion	$256,795	$291,811
Long-term debt	285,464	236,565
Total debt	$542,259	$528,376

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. As of August 31, 2012 the interest rate on the Corporate Credit Facility was 1.74% and the facility expires on December 7, 2015. Our short-term line of credit facilities are used to fund settlement and provide a source of working capital. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents.  Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our credit facilities at August 31, 2012 were $905.1 million, of which $320.5 million is available under our Corporate Credit Facility.

Term Loans

We have a five-year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States which we used to partially fund our HSBC Merchant Services LLP acquisition. The term loan expires in May 2013 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of August 31, 2012 the interest rate on the term loan was 1.20%. The term loan has scheduled quarterly principal payments of $15.0 million for the next three fiscal quarter ends. As of August 31, 2012, the outstanding balance of the term loan was $45.0 million.

On July 10, 2012 we paid off the remaining $13.5 million outstanding of our $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. The term loan had a variable interest rate based on LIBOR plus a leverage based margin.

Notes Payable

UCS, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $8.5 million at August 31, 2012. These notes have fixed interest rates of 8.5% with maturity dates ranging from September 2012 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the three months ended August 31, 2012.

NOTE 6—INCOME TAX

We have a deferred tax asset of $92.1 million at August 31, 2012 primarily associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP in fiscal 2010 ("UK deferred tax asset").

Our effective tax rates were 31.4% and 32.7% for the three months ended August 31, 2012 and 2011, respectively. The effective tax rates for the three months ended August 31, 2012 and 2011 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% in each year.

As of August 31, 2012 and May 31, 2012, other long-term liabilities included liabilities for unrecognized income tax benefits of $49.1 million and $45.6 million, respectively. During the three months ended August 31, 2012, we recognized additional liabilities of $3.5 million for unrecognized income tax benefits. During both the three months ended August 31, 2012 and 2011, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were insignificant. We expect the amounts of unrecognized tax benefits to increase by approximately $8.9 million within the next twelve months.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, United Kingdom and Canada. We are currently under audit with the United States Internal Revenue Service for fiscal years 2011 and 2010. With few exceptions, we are no longer subject to income tax examinations for years ended May 31, 2005 and prior.

NOTE 7—SHAREHOLDERS’ EQUITY

On July 26, 2012, our Board of Directors approved a share repurchase program that authorized the purchase of up to $150.0 million of Global Payments' stock in the open market at the current market price, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 110,000 shares of our common stock at a cost of $4.5 million, or an average of $41.47 per share, including commissions during the first quarter of fiscal 2013. As of August 31, 2012, we paid $3.2 million in cash for such shares with the remaining $1.3 million paid in September 2012, and recorded in accounts payable and accrued liabilities.

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

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

As of August 31, 2012, we have awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis over the vesting period.

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

	Three Months Ended
	August 31, 2012	August 31, 2011
	(in millions)
Share-based compensation cost	$4.2	$4.0
Income tax benefit	$1.4	$1.3

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant in 25% increments over a four year period. The Plans provide for accelerated vesting under certain conditions. We have historically issued new shares to satisfy the exercise of options. There were no options granted under the 2005 or 2011 Plans during the three months ended August 31, 2012 and 2011.

The following is a summary of our stock option plans as of and for the three months ended August 31, 2012:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2012	2,148	$34	4.1	$20.7
Granted	—	$—
Forfeited	(22)	$39
Exercised	(206)	$18
Outstanding at August 31, 2012	1,920	$35	4.1	$14.3

Options vested and exercisable at August 31, 2012	1,694	$34	3.7	$13.8

The aggregate intrinsic value of stock options exercised during the three months ended August 31, 2012 and 2011 was $4.9 million and $0.3 million, respectively. As of August 31, 2012, we had $3.0 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 2.1 years. We recognized compensation expense for stock options of $0.5 million and $0.7 million in the three months ended August 31, 2012 and 2011, respectively.

Restricted Stock

Shares and performance units awarded under the restricted stock program of the 2005 Plan and the 2011 Plan are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. The grant date fair value of restricted stock awards is based on the quoted fair market value of our common stock at the award date.

Certain executives are granted two different types of performance units under our restricted stock program. A portion of those performance units represent the right to earn 0% to 200% of a target number of shares of Global Payments stock depending upon the achievement level of certain performance measures during the grant year (“PRSUs”). The target number of PRSUs and the performance measures (at threshold, target, and maximum) are set by the Compensation Committee of our Board of Directors. PRSUs are converted to a time-based restricted stock grant only if the Company's performance during the fiscal year exceeds pre-established goals. The other portion of these performance units represent the right to earn 0% to 200% of target shares of Global Payments stock based on Global Payments' relative total shareholder return compared to peer companies over a three year performance period ("TSRs"). The target number of TSRs for each executive is set by the Compensation Committee of our Board of Directors and a monte carlo simulation is used to calculate the estimated share payout.

Grants of restricted awards are subject to forfeiture if a grantee, among other conditions, leaves our employment prior to expiration of the restricted period. New grants of restricted awards generally vest one year after the date of grant in 25% increments over a four year period, with the exception of TSRs which vest after a three year period.

The following table summarizes the changes in non-vested restricted stock awards for the three months ended August 31, 2012.

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)

Non-vested at May 31, 2012	941	$44
Granted	550	44
Vested	(306)	43
Forfeited	(41)	43
Non-vested at August 31, 2012	1,144	38

The total fair value of shares vested during the three months ended August 31, 2012 was $13.2 million. During the three months ended August 31, 2011, the weighted average grant-date fair value of shares vested was $40 and the total fair value of shares vested was $12.3 million.

We recognized compensation expense for restricted stock of $3.6 million and $3.0 million in the three months ended August 31, 2012 and 2011, respectively. As of August 31, 2012, there was $48.2 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of August 31, 2012, 1.0 million shares had been issued under this plan, with 1.4 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.1 million and $0.2 million in the three months ended August 31, 2012 and 2011.

The weighted average grant-date fair value of each designated share purchased under this plan during the three months ended August 31, 2012 and 2011 was $6 and $8, respectively, which represents the fair value of the 15% discount.

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Three Months Ended
	August 31, 2012	August 31, 2011
	(in thousands)
Income taxes paid, net of refunds	$5,155	$4,703
Interest paid	2,866	3,470
Financing receivables:
Investment in equipment for financing leases	$—	$—
Principal collections from customers – financing leases	740	583
Net decrease in financing receivables	$740	$583

NOTE 10—NONCONTROLLING INTERESTS

Pursuant to our agreement to acquire our redeemable noncontrolling interest, we have derecognized the redeemable noncontrolling interest at August 31, 2012 and recorded a liability for the purchase price. Please see Note 12 - Commitments and Contingencies for further information. The following table details the components of redeemable noncontrolling interests for the three months ended August 31, 2012 and 2011:

	Three Months Ended
	August 31, 2012	August 31, 2011
	(in thousands)
Beginning balance	$144,422	$133,858
Net income attributable to redeemable noncontrolling interest	1,814	2,605
Foreign currency translation adjustment	573	132
Change in the maximum redemption amount of redeemable noncontrolling interest	(817)	1,842
Derecognition of redeemable noncontrolling interest (See Note 12)	(145,992)	—
Ending balance	$—	$138,437

For the three months ended August 31, 2012 and 2011, net income included in the consolidated statements of changes in shareholders’ equity is reconciled to net income presented in the consolidated statements of income as follows:

	Three Months Ended
	August 31, 2012	August 31, 2011
	(in thousands)
Net income attributable to Global Payments	$46,675	$63,974
Net income attributable to nonredeemable noncontrolling interest	5,673	5,502
Net income attributable to redeemable noncontrolling interest	1,814	2,605
Net income including noncontrolling interest	$54,162	$72,081

The following table is the reconciliation of net income attributable to noncontrolling interest to comprehensive income attributable to noncontrolling interest for the three months ended August 31, 2012 and 2011:

	Three Months Ended
	August 31, 2012	August 31, 2011
	(in thousands)
Net income attributable to noncontrolling interest, net of tax	$7,487	$8,107
Foreign currency translation attributable to nonredeemable noncontrolling interests	2,391	(290)
Foreign currency translation attributable to redeemable noncontrolling interests	573	132
Comprehensive income attributable to noncontrolling interests, net of tax	$10,451	$7,949

NOTE 11—SEGMENT INFORMATION

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three months ended August 31, 2012 and 2011:

	Three Months Ended
	August 31, 2012	August 31, 2011
	(in thousands)
Revenues:
United States	$345,898	$287,425
Canada	80,897	91,221
North America merchant services	426,795	378,646

Europe	128,465	129,414
Asia-Pacific	35,027	34,711
International merchant services	163,492	164,125

Consolidated revenues	$590,287	$542,771

Operating income for segments:
North America merchant services	$67,217	$71,758
International merchant services	57,140	55,658
Corporate	(43,869)	(18,806)
Consolidated operating income	$80,488	$108,610

Depreciation and amortization:
North America merchant services	$9,256	$8,532
International merchant services	13,624	15,160
Corporate	1,015	524
Consolidated depreciation and amortization	$23,895	$24,216

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 12—COMMITMENTS AND CONTINGENCIES

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of August 31, 2012.

On June 18, 2010, CIBC provided notice that they would not renew the sponsorship for Visa in Canada after the initial ten year term. As a result, our Canadian Visa sponsorship expired in March 2011. We have filed an application with the Canadian regulatory authorities for the formation of a wholly owned loan company in Canada which would serve as our financial institution sponsor. While such application was pending, in March 2011, we obtained temporary direct participation in the Visa Canada system. This temporary status will expire on March 31, 2013.  In the event the wholly owned loan company has not been approved by the expiration date and Visa is unwilling to extend our temporary status, we have entered into an agreement with a financial institution who is willing to serve as our sponsor.

Redeemable Noncontrolling Interest Acquisition

We have a noncontrolling interest associated with our Asia-Pacific merchant services business. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region.  We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%.  On July 26, 2012, we entered into an agreement to purchase all of HSBC's interest in GPAP for fair value of $242.0 million. In accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity, the agreement to purchase HSBC's interest in GPAP has been accounted for as a freestanding forward contract and therefore, the noncontrolling interest in GPAP has been classified as a liability as of the agreement date. The liability is measured at fair value. As such, we have derecognized our previous redeemable noncontrolling interest in GPAP as of July 26, 2012 and recorded a corresponding current liability in the accompanying consolidated balance sheet as of August 31, 2012. The difference between the maximum redemption amount of the redeemable noncontrolling interest at July 26, 2012 and the fair value of the liability was recorded as a reduction of paid-in capital of $96.0 million. We have not attributed any income to the redeemable noncontrolling interest subsequent to July 26, 2012. HSBC is entitled to dividends through the closing of the transaction pursuant to the GPAP shareholders agreement and the purchase agreement. Such dividends, when paid or declared, will be reflected as interest expense in our consolidated statements of income.

NOTE 13—SUBSEQUENT EVENTS

On September 28, 2012, we closed a new five-year senior unsecured term loan facility of $700.0 million and a $150 million increase to our existing $600 million senior unsecured revolving credit facility arranged by a syndicate of lenders. The term loan facility expires in September 2017, while the revolver maturity is unchanged at December 2015.  Both agreements carry a short-term variable interest rate plus a leverage-based margin.  We used the proceeds to fund the APT acquisition described below and to repay a portion of our existing debt.

On October 1, 2012, we completed the acquisition of Accelerated Payment Technologies ("APT") for $413 million plus $1.2 million of preliminary working capital, subject to post-closing adjustments based on APT's final closing balance sheet. We acquired APT, a provider of fully-integrated payment technology solutions for small and medium sized merchants, to expand our direct distribution channel in the United States. We currently process the majority of APT's transactions under an existing processing relationship and, as a result, our revenue will not materially change with this acquisition. We funded the acquisition with the new financing described above. This transaction will be recorded as a business combination and the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this transaction, the allocation of purchase price has not been finalized pending valuation of intangible assets acquired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

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

Executive Overview

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system.

As a result of this event, certain card networks removed us from their list of PCI DSS compliant service providers. We have hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems and are in the process of remediating our systems and processes where necessary. Once that review is complete and we conclude the required remediation, we will work closely with the networks to return to the lists of PCI DSS compliant service providers as quickly as possible. We continue to sign new merchants and process transactions around the world for all card networks.

The investigation also revealed potential unauthorized access to servers containing personal information collected from a subset of merchant applicants. It is unclear whether any such information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individual.

During the quarter ended August 31, 2012, we have recorded $24.0 million of expense associated with this incident, bringing the life to date total expense to $108.4 million. Of this amount, $67.4 million represents an accrual for our estimate of fraud losses, fines and other charges that will be imposed upon us by the card networks. An additional $43.0 million represents costs incurred through August 31, 2012 for professional fees and other costs associated with the investigation and remediation, incentive payments to certain business partners and costs associated with credit monitoring and identity protection insurance. During fiscal year 2012, we recorded $2.0 million in insurance recoveries based on claims submitted to date. We did not submit any additional claims for reimbursement during the three months ended August 31, 2012.

Revenues increased $47.5 million, or 9%, during the three months ended August 31, 2012 compared to the prior year’s comparable period. This increase is primarily due to growth driven by our U.S. ISO channel, reduced interchange expenses due to legislation as explained below, strong growth from our gaming business and solid performance from our direct sales channel.

Operating income decreased $28.1 million during the three months ended August 31, 2012 compared to the prior year’s comparable period. Operating margins for the three months ended August 31, 2012 decreased to 13.6% compared to 20.0% during the three months ended August 31, 2011. The decline in operating margins is due to costs associated with the processing system intrusion and, to a lesser extent, ISO channel dilution.

For the three months ended August 31, 2012 currency exchange rate fluctuations decreased our revenues by $15.9 million and our earnings by $0.04 per diluted share. To calculate this impact, we converted our fiscal 2013 actual revenues and expenses from continuing operations at fiscal 2012 currency exchange rates. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

On July 26, 2012 we agreed to purchase the remaining 44% of GPAP from HSBC for $242.0 million. This transaction is expected to close during our second fiscal quarter of 2013.

On September 28, 2012, we closed a new five-year senior unsecured term loan facility of $700.0 million and a $150 million increase to our existing $600 million senior unsecured revolving credit facility arranged by a syndicate of lenders. We used the proceeds to fund the APT acquisition described below and to repay a portion of our existing debt.

On October 1, 2012, we completed the acquisition of Accelerated Payment Technologies ("APT") for $413 million plus $1.2 million of working capital, subject to post-closing adjustments based on APT's final closing balance sheet. We acquired APT, a provider of fully-integrated payment technology solutions for small and medium sized merchants, to expand our direct distribution channel in the United States. We currently process the majority of APT's transactions under an existing processing relationship and, as a result, our revenue will not materially change with this acquisition. We funded the acquisition with the new financing described above.

Results of Operations

The following table shows key selected financial data for the three months ended August 31, 2012 and 2011, this data as a percentage of total revenue, and the changes between three months ended August 31, 2012 and 2011, in dollars and as a percentage of the prior year’s comparable period.

	Three Months Ended August 31, 2012	% of Revenue(1)	Three Months Ended August 31, 2011	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$345,898	59	$287,425	53	$58,473	20
Canada	80,897	14	91,221	17	(10,324)	(11)
North America merchant services	426,795	72	378,646	70	48,149	13

Europe	128,465	22	129,414	24	(949)	(1)
Asia-Pacific	35,027	6	34,711	6	316	1
International merchant services	163,492	28	164,125	30	(633)	—

Total revenues	$590,287	100	$542,771	100	$47,516	9

Consolidated operating expenses:
Cost of service	$204,391	34.6	$191,536	35.3	$12,855	7
Sales, general and administrative	281,419	47.7	242,625	44.7	38,794	16
Processing system intrusion	23,989	4.1	—	—	23,989	NM
Operating income	$80,488	13.6	$108,610	20.0	$(28,122)	(26)

Operating income for segments:
North America merchant services	$67,217		$71,758		$(4,541)	(6)
International merchant services	57,140		55,658		1,482	3
Corporate	(43,869)		(18,806)		(25,063)	(133)
Operating income	$80,488		$108,610		$(28,122)	(26)

Operating margin for segments:
North America merchant services	15.7%		19.0%		(3.3)%
International merchant services	34.9%		33.9%		1.0%
(1) Percentage amounts may not sum to the total due to rounding.

Processing System Intrusion

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system.

As a result of this event, certain card networks removed us from their list of Payment Card Industry Data Security Standard, referred to as PCI DSS, compliant service providers. We have hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems and are in the process of remediating our systems and processes where necessary.
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

During the quarter ended August 31, 2012, we have recorded $24.0 million of expense associated with this incident, bringing the life-to-date total expense to $108.4 million. Of this amount, $67.4 million represents an accrual for our estimate of fraud losses, fines and other charges that will be imposed upon us by the card networks. An additional $43.0 million represents costs incurred through August 31, 2012 for professional fees and other costs associated with the investigation and remediation, incentive payments to certain business partners and costs associated with credit monitoring and identity protection insurance. We have also recorded $2.0 million of insurance recoveries based on claims submitted to date as discussed below. We based our estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary settlement discussions with the networks. As such, the final settlement amounts and our ultimate costs associated with fraud losses, fines and other charges that will be imposed by the networks could differ from the amount we have accrued as of August 31, 2012. Any such difference could have a material impact on our financial position, results of operations and cash flows in the period in which the associated claims are actually settled, or in the period in which we receive additional information that would cause us to refine our estimate of losses and adjust our accrual. Currently we do not have sufficient information to estimate the amount or range of additional possible loss for fraud losses, fines and other charges that will be imposed upon us by the card networks.

We are insured under policies that we believe may provide coverage of certain costs associated with this event. The policies provide a total of $30.0 million in policy limits and contain various sub-limits of liability and other terms, conditions and limitations, including a $1.0 million deductible per claim. The insurers have been advised of the circumstances surrounding our recent event. During fiscal year 2012, we recorded $2.0 million in insurance recoveries based on claims submitted to date. We did not submit any additional claims for reimbursement during the three months ended August 31, 2012. We expect to receive additional recoveries as we receive assessments from the networks and submit additional claims. We will record receivables for such recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated.

We expect to incur additional costs associated with investigation, remediation and demonstrating PCI DSS compliance and for the credit monitoring and identity protection insurance we are providing to potentially-affected individuals. We will expense such costs as they are incurred in accordance with our accounting policies for such costs. We currently anticipate that such additional costs may be $55 to $65 million in fiscal 2013 (prior to any potential insurance recovery), including the $24.0 million recorded during the quarter ended August 31, 2012. We anticipate that we may receive additional insurance recoveries of up to $28 million.

A class action arising out of the processing system intrusion was filed against us on April 4, 2012 by Natalie Willingham (individually and on behalf of a putative nationwide class). Specifically, Ms. Willingham alleged that the Company failed to maintain reasonable and adequate procedures to protect her personally identifiable information (“PII”) which she claims resulted in two fraudulent charges on her credit card in March 2012.  Further, Ms. Willingham asserted that the Company failed to timely notify the public of the data breach.  Based on these allegations, Ms. Willingham asserted claims for negligence, violation of the Federal Stored Communications Act, willful violation of the Fair Credit Reporting Act, negligent violation of the Fair Credit Reporting Act, violation of Georgia's Unfair and Deceptive Trade Practices Act, negligence per se, breach of third-party beneficiary contract, and breach of implied contract. Plaintiff seeks an unspecified amount of damages and injunctive relief. The suit was filed in the United States District Court for the Northern District of Georgia. On May 14, 2012, the Company filed a motion to dismiss. On July 11, 2012, Plaintiff filed a motion for leave to amend her complaint, and on July 16, 2012, the Court granted that motion. Plaintiff filed an amended complaint on July 16, 2012. The amended complaint does not add any new causes of action. Instead, it adds two new named Plaintiffs (Nadine and Robert Hielscher) and drops Plaintiffs' claim for negligence per se. On August 16, 2012, the Company filed a motion to dismiss the Plaintiffs' amended complaint. At this stage of the proceedings we cannot predict the outcome of the matter, but we intend to defend the matter vigorously. We have not recorded a loss accrual related to this matter because we have not determined that a loss is probable. Currently we do not have sufficient information to estimate the amount or range of possible loss associated with this matter.

This event could result in additional lawsuits in the future. In addition, governmental entities have made inquiries and may initiate investigations related to the event. We have not recorded any loss accruals related to these items or any other claims (except as described above) that have been or may be asserted against us in relation to this incident as we have not determined that losses associated with any such claims or potential claims are probable. Further, we do not have sufficient information to estimate the amount or range of possible losses associated with such matters. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will accrue our estimate of such loss. If and when we record such an accrual, it could be material and could adversely impact our financial position, results of operations or cash flows.

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

For the three months ended August 31, 2012, revenues increased 9% to $590.3 million compared to the prior year’s comparable period primarily due to growth driven by our U.S. ISO channel, reduced interchange expenses due to legislation as explained below, strong growth from our gaming business and solid performance from our direct sales channel.

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the three months ended August 31, 2012, currency exchange rate fluctuations decreased our revenues by $15.9 million.

North America Merchant Services Segment

For the three months ended August 31, 2012, revenue from our North America merchant services segment increased 13% to $426.8 million compared to the prior year’s comparable period. North America revenue growth was driven by our U.S. ISO channel, reduced interchange expenses due to legislation as explained below, strong growth from our gaming business and solid performance from our direct sales channel.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For the three months ended August 31, 2012, our United States direct credit and debit card processed transactions grew 12% compared to the prior year period. Increased spreads, primarily driven by the Durbin amendment, have offset the impact of lower average ticket, which decreased by 3% for the three months ended August 31, 2012. This decline in average ticket is primarily due to a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants. Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit transactions, with PIN-based debit transactions representing less than 10% of our total transactions.

On June 29, 2011, the Federal Reserve board adopted the final rule implementing Section 1075 (“the Durbin amendment”) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective October 1, 2011, the Durbin amendment capped the amount of debit interchange that card issuers may charge on debit transactions. Our interchange expenses decreased as a result of the Durbin amendment. We recognize revenue net of interchange expense; therefore, our revenues increased for the three months ended August 31, 2012 as a result of lower interchange expense. We believe that any future benefits resulting from the Durbin amendment are uncertain due to our competitive marketplace.

For the three months ended August 31, 2012, our Canadian revenue decreased 11%, and our credit and debit card processed transactions grew 3% compared to the prior year period. The decrease in revenue was due to market-driven pricing pressure and by unfavorable currency trends in Canada compared to the prior year’s comparable period.

International Merchant Services Segment

For the three months ended August 31, 2012, International merchant services revenue remained flat when compared to the prior year’s comparable period due to unfavorable foreign currency exchange rates across all currencies.

Our Europe merchant services revenue for the three months ended August 31, 2012 decreased 1% to $128.5 million compared to the prior year period.   On a local currency basis, Europe revenue growth was solid, driven by growth in the U.K., Spain, and Russia.  In addition to unfavorable foreign currency trends, Europe revenue growth was also negatively affected by last year's marketing fee true-up in Spain.

Asia-Pacific merchant services revenue for the three months ended August 31, 2012 increased 1% to $35.0 million compared to the prior year’s comparable period. The Asia-Pacific revenue was negatively affected by general economic slowdown resulting in a 5% decline in our average ticket.

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

Cost of service increased 7% for the three months ended August 31, 2012, respectively, compared to the prior year’s comparable period primarily driven by revenue growth.

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

Sales, general and administrative expenses increased 16% for the three months ended August 31, 2012 compared to the prior year’s comparable period. As a percentage of revenue, sales, general and administrative expense increased to 47.7% for the three months ended August 31, 2012 compared to 44.7% in the prior year’s comparable period. This increase is primarily due to an increase in commission payments to ISOs.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment decreased 6% for the three months ended August 31, 2012 compared to the prior year’s comparable period. The operating margin was 15.7% and 19.0% for the three months ended August 31, 2012 and 2011, respectively. The decrease in operating margin was primarily driven by unfavorable currency trends in Canada, spread compression in Canada and ISO channel dilution, including the impact of the Durbin amendment.

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

International Merchant Services Segment

Operating income in the International merchant services segment increased 3% to $57.1 million for the three months ended August 31, 2012 compared to the prior year’s comparable period. The operating margin was 34.9% and 33.9% for the three months ended August 31, 2012 and 2011, respectively. The increase in operating margin is due to strong segment results, partially offset by last year's marketing fee true-up in Spain and unfavorable currency trends.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, expenses related to our Global Service Center in Manila, Philippines that have not been allocated to our business segments, insurance, employee incentive programs, share-based compensation programs, certain corporate staffing areas, including finance, accounting, information technology, legal, human resources, marketing and executive. We also consider cost associated with the processing system intrusion to be corporate cost. Our corporate costs increased 133% to $43.9 million for the three months ended August 31, 2012 compared to the prior year’s comparable period. This increase is primarily due to costs associated with the processing system intrusion.

Consolidated Operating Income

During the three months ended August 31, 2012, our consolidated operating income decreased $28.1 million to $80.5 million compared to the prior year’s comparable period. The decrease in our consolidated operating income is primarily due to costs associated with the processing system intrusion.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other expense, net, remained flat at $1.6 million for both the three months ended August 31, 2012 and 2011.

Provision for Income Taxes

Our effective tax rates were 31.4% and 32.7% for the three months ended August 31, 2012 and 2011, respectively. The effective tax rates for the three months ended August 31, 2012 and 2011 reflect adjustments to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% per year.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax decreased to $7.5 million from $8.1 million for the three months ended August 31, 2012 and 2011, respectively. We have not attributed any income to the GPAP redeemable noncontrolling interest subsequent to July 26, 2012, the date of our agreement to purchase HSBC's interest.

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

At August 31, 2012, we had cash and cash equivalents totaling $841.3 million. Of this amount, we consider $278.0 million to be available cash. Our available cash balance includes $251.8 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-U.S, acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

Available cash generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors' funding obligation to the merchant. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At August 31, 2012, our cash and cash equivalents included $323.4 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Operating activities provided net cash of $68.6 million during the three months ended August 31, 2012 compared to using net cash of $605.9 million during the prior year’s comparable period. The increase in cash flow from operating activities was primarily due the change in net settlement processing assets and obligations of $679.3 million. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash used in investing activities increased $17.1 million to $28.7 million for the three months ended August 31, 2012 from the prior year’s comparable period, primarily due to our capital expenditures of $29.2 million for investments in software and infrastructure during the three months ended August 31, 2012.

For the three months ended August 31, 2012, financing activities provided $6.0 million in cash compared to $11.7 million cash used in financing activities in the prior year. The increase in cash provided by financing activities was primarily related to our repurchase of 1,854,259 shares of our common stock with a cash payment of $73.2 million in the first quarter of the prior year, offset by decreased borrowings on our lines of credit and decreased net long-term borrowings in the first quarter of 2012.

On September 28, 2012, we closed a new five-year senior unsecured term loan facility of $700.0 million and a $150 million increase to our existing $600 million senior unsecured revolving credit facility arranged by a syndicate of lenders. The term loan facility expires in September 2017, while the revolver maturity is unchanged at December 2015.  Both agreements carry a short-term variable interest rate plus a leverage-based margin.  We used the proceeds to fund the APT acquisition described below and to repay a portion of our existing debt.

On October 1, 2012, we completed the acquisition of Accelerated Payment Technologies ("APT") for $413 million plus $1.2 million of working capital, subject to post-closing adjustments based on APT's final closing balance sheet. We acquired APT, a provider of fully-integrated payment technology solutions for small and medium sized merchants, to expand our direct distribution channel in the United States. We currently process the majority of APT's transactions under an existing processing relationship and, as a result, our revenue will not materially change with this acquisition. We funded the acquisition with the new financing described above.

We believe that our level of cash and borrowing capacity under our lines of credit, including the financing detailed above, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. During fiscal year 2013, we expect capital expenditures to approximate $110 million.

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2012 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Redeemable Noncontrolling Interest Acquisition

We have a noncontrolling interest associated with our Asia-Pacific merchant services business. Global Payments Asia-Pacific, Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region.  We own 56% of GPAP and HSBC Asia Pacific owns the remaining 44%.  On July 26, 2012, we entered into an agreement to purchase all of HSBC's interest in GPAP for fair value of $242.0 million. In accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity, the agreement to purchase HSBC's interest in GPAP has been accounted for as a freestanding forward contract and therefore, the noncontrolling interest in GPAP has been classified as a liability as of the agreement date. The liability is measured at fair value. As such, we have derecognized our previous redeemable noncontrolling interest in GPAP as of July 26, 2012 and recorded a corresponding current liability in the accompanying consolidated balance sheet as of August 31, 2012. The difference between the maximum redemption amount of the redeemable noncontrolling interest at July 26, 2012 and the fair value of the liability was recorded as a reduction of paid-in capital of $96.0 million. We have not attributed any income to the redeemable noncontrolling interest subsequent to July 26, 2012. HSBC is entitled to dividends through the closing of the transaction pursuant to the GPAP shareholders agreement and the purchase agreement. Such dividends, when paid or declared, will be reflected as interest expense in our consolidated statements of income.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	August 31, 2012	May 31, 2012
Lines of credit:	(in thousands)
Corporate Credit Facility - long term	$279,500	$229,500
Short-term lines of credit:
United Kingdom Credit Facility	92,308	85,102
Hong Kong Credit Facility	55,662	54,564
Canada Credit Facility	9,820	20,033
Malaysia Credit Facility	9,482	12,844
Spain Credit Facility	23,654	17,241
Singapore Credit Facility	8,264	10,318
Philippines Credit Facility	5,030	6,336
Maldives Credit Facility	1,322	4,219
Macau Credit Facility	1,835	2,443
Sri Lanka Credit Facility	1,877	2,291
Total short-term lines of credit	$209,254	$215,391
Total lines of credit	488,754	444,891
Notes Payable	8,505	10,089
Term loans	45,000	73,396
Total debt	$542,259	$528,376

Current portion	$256,795	$291,811
Long-term debt	285,464	236,565
Total debt	$542,259	$528,376

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. As of August 31, 2012 the interest rate on the Corporate Credit Facility was 1.74% and the facility expires on December 7, 2015. Our short-term line of credit facilities are used to fund settlement and provide a source of working capital. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents.  Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our credit facilities at August 31, 2012 were $905.1 million, of which $320.5 million is available under our Corporate Credit Facility.

During the quarter ended August 31, 2012 the maximum and average borrowings under our credit facilities were $946.1 million and $538.6 million, respectively. The weighted average interest rates on these borrowings were 1.69% and 1.71%, respectively. Our maximum borrowed amount was greater than our average and period end borrowings due to the timing of settlement funding.

Term Loans

We have a five-year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States which we used to partially fund our HSBC Merchant Services LLP acquisition. The term loan expires in May 2013 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of August 31, 2012 the interest rate on the term loan was 1.20%. The term loan has scheduled amortization of $15.0 million for the next three fiscal quarter ends. As of August 31, 2012, the outstanding balance of the term loan was $45.0 million.

On July 10, 2012 we paid off the remaining $13.5 million outstanding of our $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. The term loan had a variable interest rate based on LIBOR plus a leverage based margin.

Notes Payable

UCS, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $8.5 million at August 31, 2012. These notes have fixed interest rates of 8.5% with maturity dates ranging from September 2012 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the three months ended August 31, 2012.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended August 31, 2012, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2012. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2012 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 for information on some of the matters which could adversely affect our business and results of operations.

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

A substantial amount of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the three months ended August 31, 2012, currency rate fluctuations decreased our revenues by $15.9 million and our diluted earnings per share by $0.04. To calculate this we converted our fiscal 2013 actual revenues and expenses from continuing operations at fiscal 2012 currency exchange rates.

Item 4. Controls and Procedures

As of August 31, 2012, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the first quarter of fiscal 2013, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
June 1, 2012 - June 30, 2012	—	—	—	$—
July 1, 2012 - July 31, 2012	—	—	—	$—
August 1, 2012 - August 31, 2012	110,000	$41.47	110,000	$145,509,342
Total	110,000	$41.47	110,000

Note: On July 26, 2012, our Board of Directors approved a share repurchase program that authorized the purchase of up to $150.0 million of Global Payments’ stock in the open market or at the current market price, subject to market conditions, business opportunities, and other factors. Repurchased shares under this authorization were retired.

Item 6. Exhibits

List of Exhibits

3.1
Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 31, 2001, File No. 001-16111, and incorporated herein by reference.

3.2
Fifth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 23, 2012, File No. 001-16111, and incorporated herein by reference.

10.1
Stock Purchase Agreement by and among Vegas Holding Corp., its Stockholders, The Stockholder Representative and Global Payments Inc. dated August 14, 2012, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2012, File No. 001-16111.

10.2
The Hongkong and Shanghai Banking Corporation Limited and Global Payments Acquisition PS 2 C.V. Agreement dated July 26, 2012, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2012, File No. 001-16111.

10.3	First Amendment to Credit Agreement dated September 28, 2012, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2012, File No. 001-16111.

10.4	Term Loan Agreement dated September 28, 2012, filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2012, File No. 001-16111.
31.1    Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2    Rule 13a-14(a)/15d-14(a) Certification of CFO

32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2012, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: October 2, 2012    /s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: October 2, 2012    /s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer