Form 10-Q
period 2012-11-30
GLOBAL PAYMENTS INC
filed 2013-01-08
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012

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
Yes ☐   No ☒
The number of shares of the issuer’s common stock, no par value outstanding as of January 2, 2013 was 78,724,744.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended November 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	November 30, 2012	November 30, 2011
Revenues	$588,538	$530,505
Operating expenses:
Cost of service	210,268	185,931
Sales, general and administrative	276,177	247,994
Processing system intrusion	(14,489)	—
	471,956	433,925
Operating income	116,582	96,580
Other income (expense):
Interest and other income	2,187	2,259
Interest and other expense	(14,609)	(4,878)
	(12,422)	(2,619)
Income before income taxes	104,160	93,961
Provision for income taxes	(28,789)	(25,812)
Net income	75,371	68,149
Less: Net income attributable to noncontrolling interests, net of income tax provision of $948 and $1,077, respectively	(5,188)	(6,968)
Net income attributable to Global Payments	$70,183	$61,181

Earnings per share attributable to Global Payments:
Basic	$0.89	$0.78
Diluted	$0.89	$0.78
Dividends per share	$0.02	$0.02
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	November 30, 2012	November 30, 2011
Revenues	$1,178,825	$1,073,276
Operating expenses:
Cost of service	414,659	377,467
Sales, general and administrative	557,596	490,619
Processing system intrusion	9,500	—
	981,755	868,086
Operating income	197,070	205,190
Other income (expense):
Interest and other income	4,170	4,760
Interest and other expense	(18,154)	(8,965)
	(13,984)	(4,205)
Income before income taxes	183,086	200,985
Provision for income taxes	(53,553)	(60,755)
Net income	129,533	140,230
Less: Net income attributable to noncontrolling interests, net of income tax provision of $2,568 and $2,935, respectively	(12,675)	(15,075)
Net income attributable to Global Payments	$116,858	$125,155

Earnings per share attributable to Global Payments:
Basic	$1.49	$1.58
Diluted	$1.48	$1.57
Dividends per share	$0.04	$0.04
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended
	November 30, 2012	November 30, 2011

Net income	$75,371	$68,149
Other comprehensive income (loss):
Foreign currency translation adjustments	18,089	(69,522)
Income tax benefit related to foreign currency translation adjustments	3,433	3,499
Other comprehensive income (loss), net of tax	21,522	(66,023)

Comprehensive income	96,893	2,126
Less: comprehensive (income) loss attributable to noncontrolling interests	(9,776)	1,614
Comprehensive income attributable to Global Payments	$87,117	$3,740

	Six Months Ended
	November 30, 2012	November 30, 2011

Net income	129,533	140,230
Other comprehensive income (loss):
Foreign currency translation adjustments	59,130	(79,832)
Income tax (expense) benefit related to foreign currency translation adjustments	(3,146)	4,681
Other comprehensive income (loss), net of tax	55,984	(75,151)

Comprehensive income	185,517	65,079
Less: comprehensive income attributable to noncontrolling interests	(20,227)	(6,335)
Comprehensive income attributable to Global Payments	165,290	58,744

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30, 2012	May 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$998,261	$781,275
Accounts receivable, net of allowances for doubtful accounts of $833 and $532, respectively	183,256	182,962
Claims receivable, net of allowances for losses of $3,876 and $3,435, respectively	968	1,029
Settlement processing assets	237,640	217,994
Inventory	14,147	9,864
Deferred income taxes	6,464	21,969
Prepaid expenses and other current assets	49,184	33,646
Total current assets	1,489,920	1,248,739
Goodwill	1,059,520	724,687
Other intangible assets, net	416,170	290,188
Property and equipment, net of accumulated depreciation of $179,846 and $161,911, respectively	338,195	305,848
Deferred income taxes	97,966	97,235
Other	26,950	21,446
Total assets	$3,428,721	$2,688,143
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$212,399	$215,391
Current portion of long-term debt	102,425	76,420
Commitment to purchase redeemable noncontrolling interest (See Note 13)	242,000	—
Accounts payable and accrued liabilities	244,499	316,313
Settlement processing obligations	228,711	216,878
Income taxes payable	7,436	12,283
Total current liabilities	1,037,470	837,285
Long-term debt	777,988	236,565
Deferred income taxes	167,365	106,644
Other long-term liabilities	71,097	62,306
Total liabilities	2,053,920	1,242,800
Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest (See Note 13)	—	144,422
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 78,724,622 and 78,551,297 issued and outstanding at November 30, 2012 and May 31, 2012, respectively	—	—
Paid-in capital	257,554	358,728
Retained earnings	957,978	843,456
Accumulated other comprehensive income (loss)	18,432	(30,000)
Total Global Payments shareholders’ equity	1,233,964	1,172,184
Noncontrolling interest	140,837	128,737
Total equity	1,374,801	1,300,921
Total liabilities and equity	$3,428,721	$2,688,143
See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	November 30, 2012	November 30, 2011
Cash flows from operating activities:
Net income	$129,533	$140,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	26,494	23,444
Amortization of acquired intangibles	25,561	24,796
Share-based compensation expense	9,178	8,425
Provision for operating losses and bad debts	11,970	13,061
Deferred income taxes	30,055	5,915
Other, net	(2,231)	(100)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	721	3,897
Claims receivable	(6,600)	(7,880)
Settlement processing assets and obligations, net	(11,671)	(499,849)
Inventory	(4,297)	(4,212)
Prepaid expenses and other assets	(11,204)	62
Accounts payable and other accrued liabilities	(67,869)	(31,257)
Income taxes payable	(4,847)	9,402
Net cash provided by (used in) operating activities	124,793	(314,066)
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(409,731)	(7,000)
Capital expenditures	(54,393)	(35,146)
Net decrease in financing receivables	1,485	1,203
Net cash used in investing activities	(462,639)	(40,943)
Cash flows from financing activities:
Net payments on short-term lines of credit	(2,992)	(45,069)
Proceeds from issuance of long-term debt	910,327	71,374
Principal payments under long-term debt	(343,133)	(131,345)
Payment of debt issuance cost	(3,987)	—
Proceeds from stock issued under share-based compensation plans	7,080	(768)
Common stock repurchased - share-based compensation plans	(10,224)	—
Repurchase of common stock	(12,653)	(99,604)
Tax benefit from employee share-based compensation	1,791	1,436
Distributions to noncontrolling interest	(5,740)	(4,660)
Dividends paid	(3,153)	(3,169)
Net cash provided by (used in) financing activities	537,316	(211,805)
Effect of exchange rate changes on cash	17,516	(16,611)
Increase (decrease) in cash and cash equivalents	216,986	(583,425)
Cash and cash equivalents, beginning of the period	781,275	1,354,285
Cash and cash equivalents, end of the period	$998,261	$770,860
See Notes to Unaudited Consolidated Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2012	78,551	$358,728	$843,456	$(30,000)	$1,172,184	$128,737	$1,300,921
Net income			116,858		116,858	10,861	127,719
Other comprehensive income				48,432	48,432	6,979	55,411
Stock issued under employee stock plans	807	7,080			7,080		7,080
Common stock repurchased - share based compensation plans	(333)	(10,224)			(10,224)		(10,224)
Tax benefit from employee share-based compensation, net		1,453			1,453		1,453
Share-based compensation expense		9,178			9,178		9,178
Distributions to noncontrolling interest					—	(5,740)	(5,740)
Redeemable noncontrolling interest valuation adjustment			817		817		817
Repurchase of common stock	(300)	(12,653)	—		(12,653)		(12,653)
Commitment to purchase redeemable noncontrolling interest		(96,008)			(96,008)		(96,008)
Dividends paid ($0.04 per share)			(3,153)		(3,153)		(3,153)
Balance at November 30, 2012	78,725	$257,554	$957,978	$18,432	$1,233,964	$140,837	$1,374,801

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2011, as previously reported	80,335	$502,993	(112,980)	$715,202	$79,320	$1,184,535	$153,282	$1,337,817
Retrospective adjustment for the correction of an error (see Note 1)		(112,980)	112,980	—	—	—	—	—
Retrospective adjustment for the change in accounting method for the retirement of repurchased shares (see Note 1)		29,578	—	(29,578)	—	—	—	—
Balance at May 31, 2011, as adjusted		419,591	—	685,624	79,320	1,184,535	153,282	1,337,817
Net income				125,155		125,155	9,533	134,688
Other comprehensive loss					(66,411)	(66,411)	(10,696)	(77,107)
Stock issued under employee stock plans, net	310	(768)				(768)		(768)
Tax benefit from employee share-based compensation, net		681				681		681
Share-based compensation expense		8,425				8,425		8,425
Distributions to noncontrolling interest							(4,660)	(4,660)
Redeemable noncontrolling interests valuation adjustment				(2,489)		(2,489)		(2,489)
Repurchase of common stock (see Note 1)	(2,290)	(85,015)		(14,589)		(99,604)		(99,604)
Dividends paid ($0.04 per share)				(3,169)		(3,169)		(3,169)
Balance at November 30, 2011	78,355	$342,914	—	$790,532	$12,909	$1,146,355	$147,459	$1,293,814

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

Use of estimates— The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimate that is subject to change is discussed in Note 2 - Processing System Intrusion.

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

We account for the retirement of repurchased shares using the par value method. Effective June 1, 2011, we elected to change our method of accounting under the par value method. We previously accounted for the retirement of repurchased shares by charging the entire cost to paid-in capital. Our new method of accounting allocates the cost of repurchased and retired shares between paid-in capital and retained earnings by comparing the price of shares repurchased to the original issue proceeds of those shares. When the repurchase price of the shares repurchased is greater than the original issue proceeds, the excess is charged to retained earnings. We use a last-in, first-out cost flow assumption to identify the original issue proceeds to the cost of the shares repurchased. We believe that this allocation method is preferable because it more accurately reflects our paid-in capital balances by allocating the cost of the shares repurchased and retired to paid-in capital in proportion to paid-in capital associated with the original issuance of said shares. We reflected the application of this new accounting method retrospectively by adjusting prior periods. This change is limited to an increase to the beginning balance of paid-in capital and a decrease to beginning balance of retained earnings of $29.6 million at May 31, 2011 and is reflected in our consolidated balance sheets and statements of changes in equity.

Revenue recognition— Our two merchant services segments primarily include processing solutions for credit cards, debit cards, and check-related services. Revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. The majority of our business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of Independent Sales Organizations ("ISOs") that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. Revenue from credit cards and signature debit cards, which are only a U.S. based card type, is generally based on a percentage of transaction value along with other related fees, while revenue from PIN debit cards is typically based on a fee per transaction.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include reserve funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of November 30, 2012 and May 31, 2012, our cash and cash equivalents included $315.4 million and $328.2 million, respectively, related to Merchant Reserves.

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

Settlement processing assets and obligations— We are designated as a Member Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks (“Member”) sponsoring us and our adherence to the standards of the networks. We have primary financial institution sponsors in the various markets where we facilitate payment transactions with whom we have sponsorship or depository and clearing agreements. These agreements allow us to route transactions under the member banks' control and identification numbers to clear credit card transactions through Visa and MasterCard. Visa and MasterCard set the standards with which we must comply. Certain of the member financial institutions of Visa and MasterCard are our competitors. In certain markets, we are members in various payment networks, allowing us to process and fund transactions without third-party sponsorship.

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

A summary of these amounts as of November 30, 2012 and May 31, 2012 is as follows:

	November 30, 2012	May 31, 2012
Settlement processing assets:	(in thousands)
Interchange reimbursement	$70,821	$28,699
Receivable from Members	112,665	77,073
Receivable from networks	118,935	118,942
Exception items	3,645	1,345
Merchant Reserves	(68,426)	(8,065)
Total	$237,640	$217,994
	.
Settlement processing obligations:
Interchange reimbursement	$176,581	$223,008
(Liability to) Receivable from Members	(8,880)	589
Liability to merchants	(158,421)	(128,663)
Exception items	12,792	11,554
Merchant Reserves	(246,966)	(320,168)
Reserve for operating losses	(2,725)	(2,325)
Reserves for sales allowances	(1,092)	(873)
Total	$(228,711)	$(216,878)

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

We account for our potential liability for the full amount of the operating losses discussed above as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of estimated known losses and estimated incurred but not reported losses. Estimated known losses arise from specific instances of merchant bankruptcies, closures or fraud of which we are aware at the balance sheet date but for which the ultimate amount of associated loss will not be determined until after the balance sheet date. Estimated known loss accruals are recorded when it is probable that we have incurred a loss and the loss is reasonably estimable. Estimated known losses are calculated at the merchant level based on chargebacks received to date, processed volume, and historical chargeback ratios. The estimate is reduced for any collateral that we hold. Accruals for estimated known losses are evaluated periodically and adjusted as appropriate based on actual loss experience. Incurred but not reported losses result from transactions that we process before the balance sheet date for which we have not yet received chargeback notification. We estimate incurred but not reported losses by applying historical loss ratios to our direct merchant credit card and signature debit card sales volumes processed, or processed volume. Historically, this estimation process has been materially accurate.

As of November 30, 2012 and May 31, 2012, $2.7 million and $2.3 million, respectively, have been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended November 30, 2012 and 2011, we recorded such expenses in the amounts of $2.5 million and $2.9 million, respectively. For both the six months ended November 30, 2012 and 2011, we recorded such expenses in the amount of $5.3 million.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee approximates cost and is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of November 30, 2012 and May 31, 2012, we have a check guarantee loss reserve of $3.9 million and $3.4 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. For both the three months ended November 30, 2012 and 2011, we recorded expenses of $3.4 million. For the six months ended November 30, 2012 and 2011, we recorded expenses of $6.7 million and $7.8 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

As of November 30, 2012, we have placed into service $86.5 million of hardware and software associated with our technology processing platform, referred to as G2. The vision for this platform is to serve as a front-end operating environment for merchant processing and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform's use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region and for a limited number of U.S. merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the three and six months ended November 30, 2012 was not significant. Depreciation and amortization expense will increase as we complete migrations of other merchants to the G2 platform.

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

In September 2011, the FASB issued amendments intended to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value.

Goodwill is tested for impairment at the reporting unit level, and we have elected to perform the two-step goodwill impairment test. In the first step the reporting unit’s carrying amount, including goodwill, is compared to its fair value. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered potentially impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-lived intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values or discounted cash flow analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-lived intangible assets, were not impaired at November 30, 2012 and May 31, 2012.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our effective tax rates were 27.6% and 27.5% for the three months ended November 30, 2012 and 2011, respectively. Our effective tax rates were 29.2% and 30.2% for the six months ended November 30, 2012 and 2011, respectively. The effective tax rates for the three and six months ended November 30, 2012 and 2011 reflect reductions to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% in each year. Please see Note 6 – Income Tax for further information.

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, settlement processing assets and obligations, lines of credit, commitment to purchase redeemable noncontrolling interest, accounts payable and accrued liabilities, approximate their fair value given the short-term and highly liquid nature of these items. Our subsidiary in the Russian Federation has notes payable with interest rates of 8.5% and maturity dates ranging from December 2012 through November 2016. At November 30, 2012, we believe the carrying amount of these notes approximates fair value. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate ("LIBOR") plus a margin based on our leverage position. At November 30, 2012, the carrying amount of our term loans approximates fair value. The estimated fair value of our term loan was calculated using a discounted cash flow method using market yields for issuances of similar size and credit quality and is considered to be a level 3 measurement. Please see Note 5 – Long-Term Debt and Credit Facilities for further information regarding the carrying value of our term loans and notes.

Financing receivables— Our subsidiary in the Russian Federation purchases Automated Teller Machines ("ATMs") and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $10.8 million ($7.6 million, net of the related deferred income) and $13.5 million ($9.1 million, net of the related deferred income) of financing receivables included in our November 30, 2012 and May 31, 2012 consolidated balance sheets, respectively.

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

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency.  Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period.  For the three and six months ended November 30, 2012 and 2011, our transaction gains and losses were insignificant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended November 30, 2012 and 2011 excludes shares of 0.4 million and 0.6 million, respectively, related to stock options. The diluted share base for the six months ended November 30, 2012 and 2011 excludes shares of 0.5 million and 0.4 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three and six months ended November 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011

Basic weighted average shares outstanding	78,751	78,348	78,669	79,207
Plus: dilutive effect of stock options and other share-based awards	393	528	393	624
Diluted weighted average shares outstanding	79,144	78,876	79,062	79,831

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

As a result of this event, certain card networks removed us from their list of PCI DSS compliant service providers. Our removal from certain networks' lists of PCI DSS compliant service providers could mean that certain existing customers and other third parties may cease using, referring or selling our products and services. Also, prospective customers and other third parties may choose to delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. To date, the impact on revenue that we can confirm related to our removal from the lists has been immaterial. Also the impact on revenue of customers or other third parties who have failed to renew, terminated negotiations, or informed us they are not considering us at all, where we can confirm it is related to our removal from the lists, has been immaterial. We continue to process transactions worldwide through all of the card networks. We hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems. Our work to remediate our systems and processes is substantially complete. Our QSA is currently evaluating our remediation work. Once the QSA's evaluation is complete we will work closely with the networks to return to the list of PCI DSS compliant service providers as quickly as possible. Our failure or a delay in returning to the list could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. The merchants who could potentially be affected are limited to those based in the U.S. We cannot verify those potentially affected as it is unclear whether any information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individuals.

During the six months ended November 30, 2012, we recorded $9.5 million of expense associated with this incident, bringing the life-to-date total expense to $93.9 million. Of this life-to-date expense, $60.0 million represents costs incurred through November 30, 2012 for professional fees and other costs associated with the investigation and remediation, incentive payments to certain business partners and costs associated with credit monitoring and identity protection insurance. An additional $35.9 million represents our estimate of total fraud losses, fines and other charges that will be imposed upon us by the card networks. We have also recorded $2.0 million of insurance recoveries based on claims submitted to date as discussed below. During the three months ended November 30, 2012, we reduced our estimate of fraud losses, fines and other charges by $31.5 million resulting in a credit of $14.5 million for total processing system intrusion costs for the quarter ended November 30, 2012. We based our initial estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary communications with the networks. We have now reached resolution with and made payments to certain networks, resulting in charges that were less than our initial estimates. The primary difference between our initial estimates and the final charges relates to lower fraud related costs attributed to this event than previously expected. The following table reflects the activity in our accrual for fraud losses, fines and other charges for the six months ended November 30, 2012 (in thousands):

Balance at May 31, 2012	$67,436
Adjustments	(31,472)
Subtotal	35,964
Payments	(23,211)
Balance at November 30, 2012	$12,753

We have not reached final resolution with certain other networks. As such, the amount of fraud losses, fines and other charges that will be imposed by those networks could differ from the amount we have accrued as of November 30, 2012. Currently we do not have sufficient information to estimate the amount or range of additional possible loss for fraud losses, fines and other charges that will be imposed upon us by those card networks.

We are insured under policies that we believe may provide coverage of certain costs associated with this event. The policies provide a total of $30.0 million in policy limits and contain various sub-limits of liability and other terms, conditions and limitations, including a $1.0 million deductible per claim. Our insurers have been advised of the circumstances surrounding our recent event. During fiscal year 2012, we recorded $2.0 million in insurance recoveries based on claims submitted to date. During the three months ended November 30, 2012, we received assessments from certain networks and submitted additional claims to the insurers. We will record receivables for such recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated.

We expect to incur additional costs associated with investigation, remediation and demonstrating PCI DSS compliance. We will expense such costs as they are incurred in accordance with our accounting policies for such costs. We currently anticipate that such additional costs may be material to our fiscal 2013 financial position, results of operations and cash flows.

A class action arising out of the processing system intrusion was filed against us on April 4, 2012 by Natalie Willingham (individually and on behalf of a putative nationwide class).  Specifically, Ms. Willingham alleged that we failed to maintain reasonable and adequate procedures to protect her personally identifiable information (“PII”) which she claims resulted in two fraudulent charges on her credit card in March 2012.  Further, Ms. Willingham asserted that we failed to timely notify the public of the data breach.  Based on these allegations, Ms. Willingham asserted claims for negligence, violation of the Federal Stored Communications Act, willful violation of the Fair Credit Reporting Act, negligent violation of the Fair Credit Reporting Act, violation of Georgia's Unfair and Deceptive Trade Practices Act, negligence per se, breach of third-party beneficiary contract, and breach of implied contract.  Plaintiff seeks an unspecified amount of damages and injunctive relief. The suit was filed in the United States District Court for the Northern District of Georgia.  On May 14, 2012, we filed a motion to dismiss.  On July 11, 2012, Plaintiff filed a motion for leave to amend her complaint, and on July 16, 2012, the Court granted that motion.  Plaintiff filed an amended complaint on July 16, 2012. The amended complaint does not add any new causes of action.  Instead, it adds two new named Plaintiffs (Nadine and Robert Hielscher) and drops Plaintiffs' claim for negligence per se.  On August 16, 2012, we filed a motion to dismiss the Plaintiffs' amended complaint.  The Plaintiffs' filed their response in opposition to our motion to dismiss on October 5, 2012, and we subsequently filed our reply brief on October 22, 2012.  At this stage of the proceedings we cannot predict the outcome of the matter, but we intend to defend the matter vigorously. We have not recorded a loss accrual related to this matter because we have not determined that a loss is probable.  Currently we do not have sufficient information to estimate the amount or range of possible loss associated with this matter.

NOTE 3—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

Fiscal 2013

Accelerated Payment Technologies

On October 1, 2012, we completed the acquisition of 100% of the common stock of Accelerated Payment Technologies ("APT") for $413.0 million less working capital. We funded the acquisition using proceeds from a term loan. We acquired APT, a provider of fully-integrated payment technology solutions for small and medium sized merchants, to expand our direct distribution capabilities in the United States. This acquisition has been recorded as a business combination, and the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price of APT was determined by analyzing the historical and prospective financial statements.

The following table summarizes the preliminary purchase price allocation, which is subject to the final valuation of intangible assets and deferred income tax computations (in thousands):

Goodwill	$309,536
Customer-related intangible assets	97,100
Contract-based intangible assets	29,100
Acquired technology	15,000
Fixed assets	1,309
Other	3,708
Total assets acquired	455,753
Deferred income taxes	(45,585)
Net assets acquired	$410,168

None of the goodwill associated with the acquisition is deductible for tax purposes. The customer-related intangible assets have estimated amortization periods of 12 years. The contract-based intangible assets have amortization periods of 2 to 10 years. The acquired technology has an amortization period of 8 years.

Prior to the acquisition, we processed transactions for the majority of APT's merchants via an ISO relationship. As a result, our revenue will not materially change with this acquisition and the amount of revenue and earnings of APT since the acquisition date included in the consolidated statement of income for the three and six months ended November 30, 2012 is not material. With the acquisition, we will no longer pay a monthly residual to APT. The following pro forma information shows the results of our operations for the three and six months ended November 30, 2012 and 2011 as if the APT acquisition had occurred June 1, 2011. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
	(in thousands, except per share data)
Total revenues	$589,327	$535,107	$1,183,000	$1,080,819
Net income	$69,871	$60,360	$117,754	$121,893

Net income per share, basic	$0.89	$0.77	$1.50	$1.54
Net income per share, diluted	$0.88	$0.77	$1.49	$1.53

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

Malta

On December 30, 2011, we acquired a merchant acquiring business in the Republic of Malta from HSBC Malta for $14.5 million in cash. This acquisition has been recorded as a business combination, and the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. In conjunction with the acquisition, HSBC Malta agreed to a 10 year marketing alliance agreement in which HSBC Malta will refer customers to us for payment processing services in Malta and provide sponsorship into the card networks. The purchase price of our merchant acquiring business in Malta was determined by analyzing the historical and prospective financial statements. The results of operations of this business were not significant to our consolidated results of operations and accordingly, we have not provided pro forma information relating to this acquisition.

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

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of November 30, 2012 and May 31, 2012, goodwill and intangible assets consisted of the following:

	November 30, 2012	May 31, 2012
	(in thousands)
Goodwill	$1,059,520	$724,687
Other intangible assets:
Customer-related intangible assets	$562,247	$451,095
Trademarks, finite life	8,248	7,996
Contract-based intangible assets	98,631	66,393
Acquired technology	15,000	—
	684,126	525,484
Less accumulated amortization of:
Customer-related intangible assets	242,665	214,285
Trademarks	5,569	4,868
Contract-based intangible assets	19,410	16,143
Acquired technology	312	—
	267,956	235,296
Total other intangible assets, net	$416,170	$290,188

The following table discloses the changes in the carrying amount of goodwill for the six months ended November 30, 2012:

	North America merchant services	International merchant services	Total
	(in thousands)
Balance at May 31, 2012	$211,102	$513,585	$724,687
Accumulated impairment losses	—	—	—
	211,102	513,585	724,687

Goodwill acquired	309,536	—	309,536
Effect of foreign currency translation	3,687	21,610	25,297
Balance at November 30, 2012	$524,325	$535,195	$1,059,520

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	November 30, 2012	May 31, 2012
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$160,461	$229,500
Short-term lines of credit:
United Kingdom Credit Facility	93,705	85,102
Hong Kong Credit Facility	52,577	54,564
Canada Credit Facility	—	20,033
Malaysia Credit Facility	11,952	12,844
Spain Credit Facility	20,982	17,241
Singapore Credit Facility	15,956	10,318
Philippines Credit Facility	5,337	6,336
Maldives Credit Facility	1,493	4,219
Macau Credit Facility	2,780	2,443
Sri Lanka Credit Facility	2,425	2,291
Taiwan Credit Facility	5,192	—
Total short-term lines of credit	212,399	215,391
Total lines of credit	372,860	444,891
Notes Payable	7,452	10,089
Term loans	712,500	73,396
Total debt	$1,092,812	$528,376

Current portion	$314,824	$291,811
Long-term debt	777,988	236,565
Total debt	$1,092,812	$528,376

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. As of November 30, 2012, the interest rate on the Corporate Credit Facility was 1.85% and the facility expires on December 7, 2015. In September 2012, in conjunction with entering into a new $700.0 million term loan, we executed the accordion feature of our Corporate Credit Facility and increased the size of the facility from $600.0 million to $750.0 million. Our short-term line of credit facilities are used to fund settlement and provide a source of working capital. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents.  Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our credit facilities at November 30, 2012 were $1,282.3 million, of which $589.5 million is available under our Corporate Credit Facility.

During the quarter ended November 30, 2012, the United Kingdom Credit Facility has been increased from £80 million to £140 million and amended to facilitate borrowings in multiple currencies.

Term Loans

In September 2012, we entered into a five-year unsecured $700.0 million term loan agreement, with a syndicate of banks, which we used to fund our APT acquisition, to partially fund the December 2012 acquisition of the noncontrolling interest associated with our Asia-Pacific merchant services business (see Note 13 - Subsequent Events) and to repay the outstanding balance on our Corporate Credit Facility. The term loan expires in September 2017 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of November 30, 2012, the interest rate on the term loan was 2.21%. The term loan has scheduled quarterly principal payments of $17.5 million at the end of each fiscal quarter through maturity. As of November 30, 2012, the outstanding balance of the term loan was $682.5 million.
We have a five-year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States. The term loan expires in May 2013 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of November 30, 2012 the interest rate on the term loan was 1.20%. The term loan has scheduled quarterly principal payments of $15.0 million for the next two fiscal quarter ends. As of November 30, 2012, the outstanding balance of the term loan was $30.0 million.

On July 10, 2012, we paid off the remaining $13.5 million outstanding of our $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. The term loan had a variable interest rate based on LIBOR plus a leverage based margin.

Notes Payable

UCS, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $7.5 million at November 30, 2012. These notes have fixed interest rates of 8.5% with maturity dates ranging from December 2012 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans.  Our $200.0 million term loan agreement includes financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00.  Our Corporate Credit Facility and $700.0 million term loan agreements include financial covenants requiring a leverage ratio no greater than 2.50 to 1.00, which shall increase to 3.25 to 1.00 on and after the earlier to occur of (i) the date we are listed on the publicly available list of PCI compliant processors or (ii) receipt by the Administrative Agent of documentation demonstrating the approval of the Report on Compliance by card networks; and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the six months ended November 30, 2012.

NOTE 6—INCOME TAX

We have a deferred tax asset of $93.5 million at November 30, 2012 primarily associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP in fiscal 2010 ("UK deferred tax asset").

Our effective tax rates were 27.6% and 27.5% for the three months ended November 30, 2012 and 2011, respectively. Our effective tax rates were 29.2% and 30.2% for the six months ended November 30, 2012 and 2011, respectively. The effective tax rates for the three and six months ended November 30, 2012 and 2011 reflect reductions to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% in each year.

As of November 30, 2012 and May 31, 2012, other long-term liabilities included liabilities for unrecognized income tax benefits of $51.9 million and $45.6 million, respectively. During the three months ended November 30, 2012, we recognized additional liabilities of $2.8 million for unrecognized income tax benefits. During the six months ended November 30, 2012, we recognized additional liabilities of $6.3 million for unrecognized income tax benefits. During the three and six months ended November 30, 2012 and 2011, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were insignificant. We expect the amounts of unrecognized tax benefits to increase by approximately $8.9 million within the next twelve months.

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

NOTE 7—SHAREHOLDERS’ EQUITY

On July 26, 2012, our Board of Directors approved a share repurchase program that authorized the purchase of up to $150.0 million of Global Payments' stock in the open market at the current market price, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 300,000 shares of our common stock at a cost of $12.7 million, or an average of $42.18 per share, including commissions during the first half of fiscal 2013. On January 8, 2013 our Board of Directors approved an additional share repurchase authorization of $150.0 million, bringing the total share repurchase authorization to $300.0 million, with $287.3 million remaining.

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

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

As of November 30, 2012, we have awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis over the vesting period.

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

A total of 7.0 million shares of our common stock were reserved and made available for issuance pursuant to awards granted under the 2011 Plan. Effective with the adoption of the 2011 Plan in September of 2011, there will be no future grants under the 2005 Plan.

The following table summarizes the share-based compensation cost charged to income for (i) all stock options granted, (ii) our restricted stock program (including PRSUs and TSRs), and (iii) our employee stock purchase plan. The total income tax benefit recognized for share-based compensation in the accompanying unaudited statements of income is also presented.

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
	(in millions)
Share-based compensation cost	$5.0	$4.4	$9.2	$8.4
Income tax benefit	$1.3	$1.5	$2.7	$2.8

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant in 25% increments over a four year period. The Plans provide for accelerated vesting under certain conditions. We have historically issued new shares to satisfy the exercise of options. There were no options granted under the 2005 or 2011 Plans during the six months ended November 30, 2012 and 2011.

The following is a summary of our stock option plans as of and for the six months ended November 30, 2012:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2012	2,148	$34	4.1	$20.7
Granted	—	$—
Forfeited	(69)	$39
Exercised	(241)	$20
Outstanding at November 30, 2012	1,838	$35	3.6	$17.0

Options vested and exercisable at November 30, 2012	1,652	$34	3.6	$16.2

The aggregate intrinsic value of stock options exercised during the six months ended November 30, 2012 and 2011 was $5.4 million and $0.6 million, respectively. As of November 30, 2012, we had $1.8 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 2.3 years. We recognized compensation expense for stock options of $0.4 million and $0.6 million in the three months ended November 30, 2012 and 2011, respectively. We recognized compensation expense for stock options of $0.9 million and $1.2 million in the six months ended November 30, 2012 and 2011, respectively.

Restricted Stock

Shares and performance units awarded under the restricted stock program of the 2005 Plan and the 2011 Plan are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. The grant date fair value of restricted stock awards is based on the quoted market price of our common stock at the award date.

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

Grants of restricted awards are generally subject to forfeiture if a grantee, among other conditions, leaves our employment prior to expiration of the restricted period. New grants of restricted awards generally vest one year after the date of grant in 25% increments over a four year period, with the exception of TSRs which vest after a three year period.

The following table summarizes the changes in non-vested restricted stock awards for the six months ended November 30, 2012.

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)

Non-vested at May 31, 2012	941	$44
Granted	555	44
Vested	(311)	43
Forfeited	(57)	42
Non-vested at November 30, 2012	1,128	44

The total fair value of shares vested during the six months ended November 30, 2012 was $13.2 million. During the six months ended November 30, 2011, the weighted average grant-date fair value of shares vested was $40 and the total fair value of shares vested was $12.6 million.

We recognized compensation expense for restricted stock of $4.4 million and $3.9 million in the three months ended November 30, 2012 and 2011, respectively. We recognized compensation expense for restricted stock of $8.0 million and $6.9 million in the six months ended November 30, 2012 and 2011, respectively. As of November 30, 2012, there was $43.3 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of November 30, 2012, 1.0 million shares had been issued under this plan, with 1.4 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.2 million and $0.1 million in the three months ended November 30, 2012 and 2011, respectively. We recognized compensation expense for the plan of $0.3 million and $0.3 million in the six months ended November 30, 2012 and 2011.

The weighted average grant-date fair value of each designated share purchased under this plan during the six months ended November 30, 2012 and 2011 was $6 and $7, respectively, which represents the fair value of the 15% discount.

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Six Months Ended
	November 30, 2012	November 30, 2011
	(in thousands)
Income taxes paid, net of refunds	$23,236	$26,325
Interest paid	7,772	6,739
Financing receivables:
Investment in equipment for financing leases	$—	$—
Principal collections from customers – financing leases	1,485	1,203
Net decrease in financing receivables	$1,485	$1,203

NOTE 10—NONCONTROLLING INTERESTS

Pursuant to our July 26, 2012 agreement to acquire our redeemable noncontrolling interest, we derecognized the redeemable noncontrolling interest at November 30, 2012 and recorded a liability for the purchase price. Please see Note 13 - Subsequent Events for further information. The following table details the components of redeemable noncontrolling interests for the six months ended November 30, 2012 and 2011:

	Six Months Ended
	November 30, 2012	November 30, 2011
	(in thousands)
Beginning balance	$144,422	$133,858
Net income attributable to redeemable noncontrolling interest	1,814	5,542
Foreign currency translation adjustment	573	(1,955)
Change in the maximum redemption amount of redeemable noncontrolling interest	(817)	2,489
Derecognition of redeemable noncontrolling interest (See Note 13)	(145,992)	—
Ending balance	$—	$139,934

For the six months ended November 30, 2012 and 2011, net income included in the consolidated statements of changes in shareholders’ equity is reconciled to net income presented in the consolidated statements of income as follows:

	Six Months Ended
	November 30, 2012	November 30, 2011
	(in thousands)
Net income attributable to Global Payments	$116,858	$125,155
Net income attributable to nonredeemable noncontrolling interest	10,861	9,533
Net income attributable to redeemable noncontrolling interest	1,814	5,542
Net income including noncontrolling interest	$129,533	$140,230

The following table is the reconciliation of net income attributable to noncontrolling interest to comprehensive income attributable to noncontrolling interest for the three and six months ended November 30, 2012 and 2011:

	Three Months Ended
	November 30, 2012	November 30, 2011
	(in thousands)
Net income attributable to noncontrolling interest, net of tax	$5,188	$6,968
Foreign currency translation attributable to nonredeemable noncontrolling interests	4,588	(10,406)
Foreign currency translation attributable to redeemable noncontrolling interests	—	1,824
Comprehensive income attributable to noncontrolling interests, net of tax	$9,776	$(1,614)

	Six Months Ended
	November 30, 2012	November 30, 2011
	(in thousands)
Net income attributable to noncontrolling interest, net of tax	$12,675	$15,075
Foreign currency translation attributable to nonredeemable noncontrolling interests	6,979	(10,696)
Foreign currency translation attributable to redeemable noncontrolling interests	573	1,956
Comprehensive income attributable to noncontrolling interests, net of tax	$20,227	$6,335

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and six months ended November 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
	(in thousands)
Revenues:
United States	$339,998	$293,416	$685,896	$580,841
Canada	80,770	85,521	161,667	176,742
North America merchant services	420,768	378,937	847,563	757,583

Europe	131,161	115,169	259,626	244,583
Asia-Pacific	36,609	36,399	71,636	71,110
International merchant services	167,770	151,568	331,262	315,693

Consolidated revenues	$588,538	$530,505	$1,178,825	$1,073,276

Operating income for segments:
North America merchant services	$67,114	$70,673	$134,331	$142,431
International merchant services	53,987	44,494	111,127	100,152
Corporate	(4,519)	(18,587)	(48,388)	(37,393)
Consolidated operating income	$116,582	$96,580	$197,070	$205,190

Depreciation and amortization:
North America merchant services	$12,569	$8,535	$21,825	$17,067
International merchant services	14,234	14,720	27,857	29,880
Corporate	1,358	769	2,373	1,293
Consolidated depreciation and amortization	$28,161	$24,024	$52,055	$48,240

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 12—COMMITMENTS AND CONTINGENCIES

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of November 30, 2012.

Our Canadian Visa sponsorship which was originally obtained through a Canadian financial institution, expired in March 2011. We have filed an application with the Office of the Superintendent of Financial Institutions Canada ("OSFI") for the formation of a wholly owned loan company in Canada which would serve as our financial institution sponsor. On December 12, 2012, the loan company received a restricted Order to Commence and Carry on Business from OSFI which will enable the loan company to become a direct VISA member at such time that Global Payments obtains its PCI certification status with the payment networks and concludes the appropriate BIN transfer process with VISA.

While the loan company application was pending, in March 2011, we obtained temporary direct participation in the Visa Canada system.  This temporary status will expire on March 31, 2013.  In the event that Visa is unwilling to extend our temporary status, we have entered into an agreement with a financial institution who is willing to serve as our sponsor.

NOTE 13—SUBSEQUENT EVENTS

Redeemable Noncontrolling Interest Acquisition

On July 26, 2012, we entered into an agreement to purchase all of HSBC Asia's ("HSBC") interest in Global Payments Asia-Pacific Limited ("GPAP") for fair value of $242.0 million. Effective December 1, 2012, we completed the purchase of the remaining 44% of GPAP from HSBC. We used a combination of excess cash and existing lines of credit to complete the transaction. In accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity ("ASC 480"), the agreement to purchase HSBC's interest in GPAP has been accounted for as a freestanding forward contract and therefore, the noncontrolling interest in GPAP has been classified as a liability as of the agreement date. The liability is measured at fair value. As such, we have derecognized our previous redeemable noncontrolling interest in GPAP as of July 26, 2012 and recorded a corresponding current liability in the accompanying consolidated balance sheet as of November 30, 2012. The difference between the maximum redemption amount of the redeemable noncontrolling interest at July 26, 2012 and the fair value of the liability was recorded as a reduction of paid-in capital of $96.0 million. Upon completion of the purchase, we derecognized the liability and there was no additional value ascribed to the assets of GPAP.

In accordance with ASC 480, from the agreement date, we no longer attribute income to redeemable noncontrolling interest and any subsequent distributions to holders of the redeemable noncontrolling interest are characterized as interest expense. HSBC is entitled to dividends through the closing of the transaction pursuant to the GPAP shareholders agreement and the purchase agreement. During the six months ended November 30, 2012, we declared a dividend for fiscal year 2012 of which $8.4 million will be paid to HSBC. Such dividend is reflected as interest expense in our consolidated statements of income in the accordance with the provisions of ASC 480. During fiscal year 2014, we expect to declare an additional dividend related to GPAP operations through the closing date.

Banca Civica Acquisition

On December 12, 2012, Comercia Global Payments Entidad de Pago, S.L. ("Comercia") completed the acquisition of the merchant acquiring business of Banca Civica, S.A. from Caixabank, S.A. ("Caixabank") for €17.5 million ($22.7 million, equivalent as of the acquisition date). This transaction will be recorded as a business combination, and the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this transaction, the allocation of the purchase price has not been finalized pending valuation of intangible assets.

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

General

We are a provider of electronic payments transaction processing services for consumers, merchants, Independent Sales Organizations ("ISOs"), financial institutions, government agencies and multi-national corporations located throughout the United States, Canada, the United Kingdom, Spain, the Republic of Malta, the Asia-Pacific region, the Czech Republic and the Russian Federation. We serve as an intermediary to facilitate payments transactions and operate in two business segments, North America Merchant Services and International Merchant Services. We were incorporated in Georgia as Global Payments Inc. in September 2000 and spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in business since 1967.

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

As a result of this event, certain card networks removed us from their list of PCI DSS compliant service providers. Our removal from certain networks' lists of PCI DSS compliant service providers could mean that certain existing customers and other third parties may cease using, referring or selling our products and services. Also, prospective customers and other third parties may choose to delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. To date, the impact on revenue that we can confirm related to our removal from the lists has been immaterial. Also the impact on revenue of customers or other third parties who have failed to renew, terminated negotiations, or informed us they are not considering us at all, where we can confirm it is related to our removal from the lists, has been immaterial. We continue to process transactions worldwide through all of the card networks.

During the six months ended November 30, 2012, we recorded $9.5 million of expense associated with this incident, bringing the life-to-date total expense to $93.9 million. Of this life-to-date expense, $60.0 million represents costs incurred through November 30, 2012 for professional fees and other costs associated with the investigation and remediation, incentive payments to certain business partners and costs associated with credit monitoring and identity protection insurance. An additional $35.9 million represents our estimate of total fraud losses, fines and other charges that will be imposed upon us by the card networks. We have also recorded $2.0 million of insurance recoveries based on claims submitted to date. During the three months ended November 30, 2012, we reduced our estimate of fraud losses, fines and other charges by $31.5 million resulting in a credit of $14.5 million for total processing system intrusion costs for the quarter ended November 30, 2012. We based our initial estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary communications with the networks. We have now reached resolution with and made payments to certain networks, resulting in charges that were less than our initial estimates. The primary difference between our initial estimates and the final charges relates to lower fraud related costs attributed to this event than previously expected.

Revenues increased $105.5 million, or 10%, during the six months ended November 30, 2012 compared to the prior year’s comparable period. This increase is primarily due to growth in our U.S. and European markets, partially offset by our results in Canada.

Operating income decreased $8.1 million during the six months ended November 30, 2012 compared to the prior year’s comparable period. Operating margins for the six months ended November 30, 2012 decreased to 16.7% compared to 19.1% during the six months ended November 30, 2012. The decline in operating margins is primarily due to costs associated with the processing system intrusion.

For the six months ended November 30, 2012, currency exchange rate fluctuations decreased our revenues by $15.0 million and our earnings by $0.03 per diluted share. To calculate this impact, we converted our fiscal 2013 actual revenues and expenses from continuing operations at fiscal 2012 currency exchange rates. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

On July 26, 2012, we agreed to purchase the remaining 44% of GPAP from HSBC for $242.0 million. On December 1, 2012, we completed the purchase of the remaining 44% of GPAP from HSBC.

On September 28, 2012, we closed a new five-year senior unsecured term loan of $700.0 million and a $150 million increase to our existing $600 million senior unsecured revolving credit facility arranged by a syndicate of lenders. We used the proceeds to fund the APT acquisition described below and to repay a portion of our existing debt.

On October 1, 2012, we completed the acquisition of Accelerated Payment Technologies ("APT") for $413 million less working capital. We acquired APT, a provider of fully-integrated payment technology solutions for small and medium sized merchants, to expand our direct distribution channel in the United States. Prior to the acquisition, we processed transactions for the majority of APT's merchants via an ISO relationship. As a result, our revenue will not materially change with this acquisition. As a result, our revenue will not materially change with this acquisition. Additionally, with the acquisition, we will no longer pay a monthly residual to APT. We funded the acquisition with the new financing described above.

Results of Operations

The following table shows key selected financial data for the three months ended November 30, 2012 and 2011, this data as a percentage of total revenue, and the changes between three months ended November 30, 2012 and 2011, in dollars and as a percentage of the prior year’s comparable period. APT's results of operations are included in our consolidated results of operations and results of operations of our North America merchant services segment from October 1, 2012, the date we acquired APT. Accordingly, results of operations for the three months ended November 30, 2012 reflect the results of APT's operations for two months, while results of operations for the three months ended November 30, 2011 do not reflect any results of APT operations.

	Three Months Ended November 30, 2012	% of Revenue(1)	Three Months Ended November 30, 2011	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$339,998	58	$293,416	55	$46,582	16
Canada	80,770	14	85,521	16	(4,751)	(6)
North America merchant services	420,768	71	378,937	71	41,831	11

Europe	131,161	22	115,169	22	15,992	14
Asia-Pacific	36,609	6	36,399	7	210	1
International merchant services	167,770	29	151,568	29	16,202	11

Total revenues	$588,538	100	$530,505	100	$58,033	11

Consolidated operating expenses:
Cost of service	$210,268	35.7	$185,931	35.0	$24,337	13
Sales, general and administrative	276,177	46.9	247,994	46.7	28,183	11
Processing system intrusion	(14,489)	(2.5)	—	—	(14,489)	NM
Operating income	$116,582	19.8	$96,580	18.2	$20,002	21

Operating income for segments:
North America merchant services	$67,114		$70,673		$(3,559)	(5)
International merchant services	53,987		44,494		9,493	21
Corporate	(4,519)		(18,587)		14,068	76
Operating income	$116,582		$96,580		$20,002	21

Operating margin for segments:
North America merchant services	16.0%		18.7%		(2.7)%
International merchant services	32.2%		29.4%		2.8%
(1) Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the six months ended November 30, 2012 and 2011, this data as a percentage of total revenue, and the changes between six months ended November 30, 2012 and 2011, in dollars and as a percentage of the prior year’s comparable period. APT's results of operations are included in our consolidated results of operations and results of operations of our North America merchant services segment from October 1, 2012, the date we acquired APT. Accordingly, results of operations for the six months ended November 30, 2012 reflect the results of APT's operations for two months, while results of operations for the six months ended November 30, 2011 do not reflect any results of APT's operations.

	Six Months Ended November 30, 2012	% of Revenue(1)	Six Months Ended November 30, 2011	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$685,896	58	$580,841	54	$105,055	18
Canada	161,667	14	176,742	16	(15,075)	(9)
North America merchant services	847,563	72	757,583	71	89,980	12

Europe	259,626	22	244,583	23	15,043	6
Asia-Pacific	71,636	6	71,110	7	526	1
International merchant services	331,262	28	315,693	29	15,569	5

Total revenues	$1,178,825	100	$1,073,276	100	$105,549	10

Consolidated operating expenses:
Cost of service	$414,659	35.2	$377,467	35.2	$37,192	10
Sales, general and administrative	557,596	47.3	490,619	45.7	66,977	14
Processing system intrusion	9,500	0.8	—	—	9,500	NM
Operating income	$197,070	16.7	$205,190	19.1	$(8,120)	(4)

Operating income for segments:
North America merchant services	$134,331		$142,431		$(8,100)	(6)
International merchant services	111,127		100,152		10,975	11
Corporate	(48,388)		(37,393)		(10,995)	(29)
Operating income	$197,070		$205,190		$(8,120)	(4)

Operating margin for segments:
North America merchant services	15.8%		18.8%		(3.0)%
International merchant services	33.5%		31.7%		1.8%
(1) Percentage amounts may not sum to the total due to rounding.

Processing System Intrusion

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system.

As a result of this event, certain card networks removed us from their list of PCI DSS compliant service providers. Our removal from certain networks' lists of PCI DSS compliant service providers could mean that certain existing customers and other third parties may cease using, referring or selling our products and services. Also, prospective customers and other third parties may choose to delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. To date, the impact on revenue that we can confirm related to our removal from the lists has been immaterial. Also the impact on revenue of customers or other third parties who have failed to renew, terminated negotiations, or informed us they are not considering us at all, where we can confirm it is related to our removal from the lists, has been immaterial. We continue to process transactions worldwide through all of the card networks. We hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems. Our work to remediate our systems and processes is substantially complete. Our QSA is currently evaluating our remediation work. Once the QSA's evaluation is complete we will work closely with the networks to return to the list of PCI DSS compliant service providers as quickly as possible. Our failure or a delay in returning to the list could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. The merchants who could potentially be affected are limited to those based in the U.S. We cannot verify those potentially affected as it is unclear whether any information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individuals.

During the six months ended November 30, 2012, we recorded $9.5 million of expense associated with this incident, bringing the life-to-date total expense to $93.9 million. Of this life-to-date expense, $60.0 million represents costs incurred through November 30, 2012 for professional fees and other costs associated with the investigation and remediation, incentive payments to certain business partners and costs associated with credit monitoring and identity protection insurance. An additional $35.9 million represents our estimate of total fraud losses, fines and other charges that will be imposed upon us by the card networks. We have also recorded $2.0 million of insurance recoveries based on claims submitted to date as discussed below. During the three months ended November 30, 2012, we reduced our estimate of fraud losses, fines and other charges by $31.5 million resulting in a credit of $14.5 million for total processing system intrusion costs for the quarter ended November 30, 2012. We based our initial estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary communications with the networks. We have now reached resolution with and made payments to certain networks, resulting in charges that were less than our initial estimates. The primary difference between our initial estimates and the final charges relates to lower fraud related costs attributed to this event than previously expected. The following table reflects the activity in our accrual for fraud losses, fines and other charges for the six months ended November 30, 2012 (in thousands):

Balance at May 31, 2012	$67,436
Adjustments	(31,472)
Subtotal	35,964
Payments	(23,211)
Balance at November 30, 2012	$12,753

We have not reached final resolution with certain other networks. As such, the amount of fraud losses, fines and other charges that will be imposed by those networks could differ from the amount we have accrued as of November 30, 2012. Currently we do not have sufficient information to estimate the amount or range of additional possible loss for fraud losses, fines and other charges that will be imposed upon us by those card networks.

We are insured under policies that we believe may provide coverage of certain costs associated with this event. The policies provide a total of $30.0 million in policy limits and contain various sub-limits of liability and other terms, conditions and limitations, including a $1.0 million deductible per claim. Our insurers have been advised of the circumstances surrounding our recent event. During fiscal year 2012, we recorded $2.0 million in insurance recoveries based on claims submitted to date. During the three months ended November 30, 2012 we received assessments from certain networks and submitted additional claims to the insurers. We expect to receive additional recoveries as the insurers complete their assessments of our claims. We will record receivables for such recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated.

We expect to incur additional costs associated with investigation, remediation and demonstrating PCI DSS compliance. We will expense such costs as they are incurred in accordance with our accounting policies for such costs. We currently anticipate that such additional costs may be $25 to $35 million in fiscal 2013 (prior to any potential insurance recovery), including the $9.5 million recorded during the six months ended November 30, 2012. We anticipate that we may receive additional insurance recoveries of up to $28 million although the timing of such recoveries is uncertain and such recoveries may not occur in fiscal 2013.

A class action arising out of the processing system intrusion was filed against us on April 4, 2012 by Natalie Willingham (individually and on behalf of a putative nationwide class).  Specifically, Ms. Willingham alleged that we failed to maintain reasonable and adequate procedures to protect her personally identifiable information (“PII”) which she claims resulted in two fraudulent charges on her credit card in March 2012.  Further, Ms. Willingham asserted that we failed to timely notify the public of the data breach.  Based on these allegations, Ms. Willingham asserted claims for negligence, violation of the Federal Stored Communications Act, willful violation of the Fair Credit Reporting Act, negligent violation of the Fair Credit Reporting Act, violation of Georgia's Unfair and Deceptive Trade Practices Act, negligence per se, breach of third-party beneficiary contract, and breach of implied contract.  Plaintiff seeks an unspecified amount of damages and injunctive relief. The suit was filed in the United States District Court for the Northern District of Georgia.  On May 14, 2012, we filed a motion to dismiss.  On July 11, 2012, Plaintiff filed a motion for leave to amend her complaint, and on July 16, 2012, the Court granted that motion.  Plaintiff filed an amended complaint on July 16, 2012. The amended complaint does not add any new causes of action.  Instead, it adds two new named Plaintiffs (Nadine and Robert Hielscher) and drops Plaintiffs' claim for negligence per se.  On August 16, 2012, we filed a motion to dismiss the Plaintiffs' amended complaint.  The Plaintiffs' filed their response in opposition to our motion to dismiss on October 5, 2012, and we subsequently filed our reply brief on October 22, 2012.  At this stage of the proceedings we cannot predict the outcome of the matter, but we intend to defend the matter vigorously. We have not recorded a loss accrual related to this matter because we have not determined that a loss is probable.  Currently we do not have sufficient information to estimate the amount or range of possible loss associated with this matter.

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

Revenues

We derive our revenues from four primary sources: charges based on volumes and fees for services, charges based on transaction quantity, and equipment sales and rentals, and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

For the three months ended November 30, 2012, revenues increased 11% to $588.5 million compared to the prior year’s comparable period. For the six months ended November 30, 2012, revenues increased 10% to $1,178.8 million compared to the prior year’s comparable period. This growth is primarily due to growth driven by our U.S. ISO channel, reduced interchange expenses due to legislation as explained below, growth from our gaming business and direct sales channels, and growth in Europe; partially offset by pricing compression in Canada.

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the three months ended November 30, 2012, currency exchange rate fluctuations increased our revenues by $1.0 million. For the six months ended November 30, 2012, currency exchange rate fluctuations decreased our revenues by $15.0 million.

North America Merchant Services Segment

For the three months ended November 30, 2012, revenue from our North America merchant services segment increased 11% to $420.8 million compared to the prior year’s comparable period. For the six months ended November 30, 2012, revenue from our North America merchant services segment increased 12% to $847.6 million compared to the prior year’s comparable period. North America revenue growth was driven by our U.S. ISO channel, reduced interchange expenses due to legislation as explained below, and growth from our gaming business and direct sales channels.

On June 29, 2011, the Federal Reserve board adopted the final rule implementing Section 1075 (“the Durbin amendment”) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective October 1, 2011, the Durbin amendment capped the amount of debit interchange that card issuers may charge on debit transactions. Our interchange expenses decreased as a result. We recognize revenue net of interchange expense; therefore, our revenues increased for the three and six months ended November 30, 2012 as a result of lower interchange expense. We believe that any future benefits are uncertain due to our competitive marketplace.

We grow our United States revenue primarily by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For both the three and six months ended November 30, 2012, our United States direct credit and debit card processed transactions grew 13% compared to the prior year period. Increased spreads, primarily driven by reduced interchange expenses due to legislation, have offset the impact of lower average ticket, which decreased by 2% for the three months ended November 30, 2012 and 3% for the six months ended November 30, 2012. The decline in average ticket is primarily due to a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants.

For the three months ended November 30, 2012, our Canadian revenue decreased 6%, and our credit and debit card processed transactions grew 4% compared to the prior year period. For the six months ended November 30, 2012, our Canadian revenue decreased 9%, and our credit and debit card processed transactions grew 4% compared to the prior year period. The decrease in revenue was due to pricing compression compared to the prior year’s comparable period.

International Merchant Services Segment

For the three months ended November 30, 2012, International merchant services revenue increased 11% to $167.8 million compared to the prior year's comparable period. For the six months ended November 30, 2011, International merchant services revenue increased 5% to $331.3 million compared to the prior year's comparable period.

Our Europe merchant services revenue for the three months ended November 30, 2012 increased 14% to $131.2 million compared to the prior year period.  Our Europe merchant services revenue for the six months ended November 30, 2012 increased 6% to $259.6 million compared to the prior year period.   Our Europe revenue growth was driven by growth in the U.K., Russia and the Czech Republic.

Asia-Pacific merchant services revenue increased 1% both for the three and six months ended November 30, 2012 compared to the prior year’s comparable period. Asia-Pacific revenue was negatively affected primarily by the general economic slowdown resulting in a 1% and a 3% decline in card transactions for the three and six months ended November 30, 2012, respectively.

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

Cost of service increased 13% for the three months ended November 30, 2012, compared to the prior year’s comparable period primarily driven by revenue growth. Cost of service increased 10% for the six months ended November 30, 2012, compared to the prior year’s comparable period primarily driven by revenue growth. As a percentage of revenue, cost of service remained relatively flat for the three and six months ended November 30, 2012 when compared to the prior year's comparable period.

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

Sales, general and administrative expenses increased 11% for the three months ended November 30, 2012 compared to the prior year’s comparable period. As a percentage of revenue, sales, general and administrative expense increased to 46.9% for the three months ended November 30, 2012 compared to 46.7% in the prior year’s comparable period. Sales, general and administrative expenses increased 14% for the six months ended November 30, 2012 compared to the prior year’s comparable period. As a percentage of revenue, sales, general and administrative expense increased to 47.3% for the six months ended November 30, 2012 compared to 45.7% in the prior year’s comparable period. This increase is primarily due to an increase in commission payments to ISOs.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment decreased 5% for the three months ended November 30, 2012 compared to the prior year’s comparable period. The operating margin was 16.0% and 18.7% for the three months ended November 30, 2012 and 2011, respectively. Operating income in the North America merchant services segment decreased 6% for the six months ended November 30, 2012 compared to the prior year’s comparable period. The operating margin was 15.8% and 18.8% for the six months ended November 30, 2012 and 2011, respectively. The decrease in operating margin was primarily driven by pricing compression in Canada and growth in the United States ISO channel. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs.

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

International Merchant Services Segment

Operating income in the International merchant services segment increased 21% to $54.0 million for the three months ended November 30, 2012 compared to the prior year’s comparable period. The operating margin was 32.2% and 29.4% for the three months ended November 30, 2012 and 2011, respectively. Operating income in the International merchant services segment increased 11% to $111.1 million for the six months ended November 30, 2012 compared to the prior year’s comparable period. The operating margin was 33.5% and 31.7% for the six months ended November 30, 2012 and 2011, respectively. The increase in operating margin is due to strong segment results, partially offset by last year's marketing fee true-up in Spain, whereby "la Caixa" compensated us for favorable pricing to certain "la Caixa" customers during the initial phase of our marketing alliance agreement.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, expenses related to our Global Service Center in Manila, Philippines that have not been allocated to our business segments, insurance, employee incentive programs, share-based compensation programs, certain corporate staffing areas, including finance, accounting, information technology, legal, human resources, marketing and executive. We also consider costs associated with the processing system intrusion to be a corporate cost. Our corporate costs decreased 76% to $4.5 million for the three months ended November 30, 2012 compared to the prior year’s comparable period. This decrease is primarily due to a reduction in processing system intrusion accrual of $31.5 million. Our corporate costs increased 29% to $48.4 million for the six months ended November 30, 2012 compared to the prior year’s comparable period. This increase is primarily due to costs associated with the processing system intrusion.

Consolidated Operating Income

During the three months ended November 30, 2012, our consolidated operating income increased $20.0 million to $116.6 million compared to the prior year’s comparable period. The increase in our consolidated operating income for the quarter is primarily due to growth in Europe and our reduction in processing system intrusion accrual. During the six months ended November 30, 2012, our consolidated operating income decreased $8.1 million to $197.1 million compared to the prior year’s comparable period. The decrease in our consolidated operating income is primarily due to costs associated with the processing system intrusion, partially offset by growth in Europe.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other expense, net, increased to $12.4 million for the three months ended November 30, 2012 compared to $2.6 million in the prior year's comparable period. Other expense, net, increased to $14.0 million for the six months ended November 30, 2012 compared to $4.2 million in the prior year's comparable period. The increase in other expense, net is primarily due to a dividend of $8.4 million payable to HSBC, the holder of our redeemable noncontrolling interest in GPAP. This dividend is characterized as interest expense in accordance with ASC 480 (see Note 13 - Subsequent Events). Other expense also increased due to increased borrowings to fund our acquisitions.

Provision for Income Taxes

Our effective tax rates were 27.6% and 27.5% for the three months ended November 30, 2012 and 2011, respectively. Our effective tax rates were 29.2% and 30.2% for the six months ended November 30, 2012 and 2011, respectively. The effective tax rates for the three and six months ended November 30, 2012 and 2011 reflect reductions to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% in each year.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax decreased to $5.2 million from $7.0 million for the three months ended November 30, 2012 and 2011, respectively. Noncontrolling interests, net of tax decreased to $12.7 million from $15.1 million for the six months ended November 30, 2012 and 2011, respectively. We have not attributed any income to the GPAP redeemable noncontrolling interest subsequent to July 26, 2012, the date of our agreement to purchase HSBC's interest.

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

At November 30, 2012, we had cash and cash equivalents totaling $998.3 million. Of this amount, we consider $419.0 million to be available cash. Our available cash balance includes $365.9 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-U.S. acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

Available cash generally excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors' funding obligation to the merchant. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At November 30, 2012, our cash and cash equivalents included $315.4 million related to merchant reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Operating activities provided net cash of $124.8 million during the six months ended November 30, 2012 compared to using net cash of $314.1 million during the prior year’s comparable period. The increase in cash flow from operating activities was primarily due the change in net settlement processing assets and obligations of $488.2 million. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details.

Net cash used in investing activities increased $422.0 million to $462.6 million for the six months ended November 30, 2012 from the prior year’s comparable period, primarily due to our use of $408.8 million for the acquisition of APT during the six months ended November 30, 2012.

For the six months ended November 30, 2012, financing activities provided $537.3 million in cash compared to $211.8 million cash used in financing activities in the prior year. The increase in cash provided by financing activities was primarily related to net proceeds of long-term debt of $567.2 million in the six months ended November 30, 2012 compared to net payments of $60.0 million during the prior year’s comparable period. Additionally, net payments on short-term lines of credit decreased $42.1 million when compared to the prior year. We also repurchased 2,290,059 shares of our common stock with a cash payment of $99.6 million in the first half of the prior year compared to our repurchase of 300,000 shares of our common stock with a cash payment of $12.7 million in the first half of fiscal year 2013.

On July 26, 2012, our Board of Directors approved a share repurchase program that authorized the purchase of up to $150.0 million of Global Payments' stock in the open market at the current market price, subject to market conditions, business opportunities, and other factors. On January 8, 2013 our Board of Directors approved an additional share repurchase authorization of $150.0 million, bringing the total share repurchase authorization to $300.0 million, with $287.3 million remaining.

On September 28, 2012, we closed a new five-year senior unsecured term loan facility of $700.0 million and a $150 million increase to our existing $600 million senior unsecured revolving credit facility arranged by a syndicate of lenders, which we used to partially fund our APT acquisition, the acquisition of the noncontrolling interest associated with our Asia-Pacific merchant services business and to repay the outstanding balance on our Corporate Credit Facility. The term loan facility expires in September 2017, while the revolver maturity is unchanged at December 2015.  Both agreements carry a short-term variable interest rate plus a leverage-based margin.  We used the proceeds to fund the APT acquisition described below and to repay a portion of our existing debt.

On October 1, 2012, we completed the acquisition of APT for $413 million less working capital. We acquired APT, a provider of fully-integrated payment technology solutions for small and medium sized merchants, to expand our direct distribution channel in the United States. Prior to the acquisition, we had an ISO distribution relationship with APT and processed transactions for the majority of APT's merchants. As a result, our revenue will not materially change with this acquisition. Additionally, with the acquisition, we will no longer pay a monthly residual to APT. We funded the acquisition with the new financing described above.

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

Redeemable Noncontrolling Interest Acquisition

On July 26, 2012, we entered into an agreement to purchase all of HSBC Asia's ("HSBC") interest in Global Payments Asia-Pacific Limited ("GPAP") for fair value of $242.0 million. Effective December 1, 2012, we completed the purchase of the remaining 44% of GPAP from HSBC. We used a combination of excess cash and existing lines of credit to complete the transaction. In accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity, the agreement to purchase HSBC's interest in GPAP has been accounted for as a freestanding forward contract and therefore, the noncontrolling interest in GPAP has been classified as a liability as of the agreement date. The liability is measured at fair value. As such, we have derecognized our previous redeemable noncontrolling interest in GPAP as of July 26, 2012 and recorded a corresponding current liability in the accompanying consolidated balance sheet as of November 30, 2012. The difference between the maximum redemption amount of the redeemable noncontrolling interest at July 26, 2012 and the fair value of the liability was recorded as a reduction of paid-in capital of $96.0 million. Upon completion of the purchase, we derecognized the liability and there was no additional value ascribed to the assets of GPAP.

In accordance with ASC 480, from the agreement date, we no longer attribute income to redeemable noncontrolling interest and any subsequent distributions to holders of the redeemable noncontrolling interest are characterized as interest expense. HSBC is entitled to dividends through the closing of the transaction pursuant to the GPAP shareholders agreement and the purchase agreement. During the six months ended November 30, 2012, we declared a dividend for fiscal year 2012 of which $8.4 million will be paid to HSBC. Such dividend is reflected as interest expense in our consolidated statements of income in the accordance with the provisions of ASC 480. During fiscal year 2014, we expect to declare an additional dividend related to GPAP operations through the closing date.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	November 30, 2012	May 31, 2012
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$160,461	$229,500
Short-term lines of credit:
United Kingdom Credit Facility	93,705	85,102
Hong Kong Credit Facility	52,577	54,564
Canada Credit Facility	—	20,033
Malaysia Credit Facility	11,952	12,844
Spain Credit Facility	20,982	17,241
Singapore Credit Facility	15,956	10,318
Philippines Credit Facility	5,337	6,336
Maldives Credit Facility	1,493	4,219
Macau Credit Facility	2,780	2,443
Sri Lanka Credit Facility	2,425	2,291
Taiwan Credit Facility	5,192	—
Total short-term lines of credit	212,399	215,391
Total lines of credit	372,860	444,891
Notes Payable	7,452	10,089
Term loans	712,500	73,396
Total debt	$1,092,812	$528,376

Current portion	$314,824	$291,811
Long-term debt	777,988	236,565
Total debt	$1,092,812	$528,376

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. As of November 30, 2012, the interest rate on the Corporate Credit Facility was 1.85% and the facility expires on December 7, 2015. In September 2012, in conjunction with entering into a new $700.0 million term loan, we executed the accordion feature of our Corporate Credit Facility and increased the size of the facility from $600 million to $750 million. Our short-term line of credit facilities are used to fund settlement and, in some cases, provide a source of working capital. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents.  Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our credit facilities at November 30, 2012 were $1,282.3 million, of which $589.5 million is available under our Corporate Credit Facility.

During the quarter ended November 30, 2012, the United Kingdom Credit Facility has been increased from £80 million to £140 million and amended to facilitate borrowings in multiple currencies.
During the six months ended November 30, 2012, the maximum and average borrowings under our credit facilities were $1,265.6 million and $920.3 million, respectively. The weighted average interest rates on these borrowings were 1.81% and 1.96%, respectively. Our maximum borrowed amount was greater than our average and period end borrowings due to the closing of our $700.0 million term loan in September and the timing of settlement funding.

Term Loans

In September 2012, we entered into a five-year unsecured $700.0 million term loan agreement, with a syndicate of banks, which we used to partially fund our APT acquisition, the acquisition of the noncontrolling interest associated with our Asia-Pacific merchant services business and to repay the outstanding balance on our Corporate Credit Facility. The term loan expires in September 2017 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of November 30, 2012, the interest rate on the term loan was 2.21%. The term loan has scheduled quarterly principal payments of $17.5 million at the end of each fiscal quarter through maturity. As of November 30, 2012, the outstanding balance of the term loan was $682.5 million.
We have a five-year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States. The term loan expires in May 2013 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of November 30, 2012 the interest rate on the term loan was 1.20%. The term loan has scheduled quarterly principal payments of $15.0 million for the next two fiscal quarter ends. As of November 30, 2012, the outstanding balance of the term loan was $30.0 million.

On July 10, 2012, we paid off the remaining $13.5 million outstanding of our $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. The term loan had a variable interest rate based on LIBOR plus a leverage based margin.

Notes Payable

UCS, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $7.5 million at November 30, 2012. These notes have fixed interest rates of 8.5% with maturity dates ranging from December 2012 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans.  Our term loan agreement dated 2008 includes financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00.  Our Corporate Credit Facility and $700.0 million term loan agreements include financial covenants requiring a leverage ratio no greater than 2.50 to 1.00, which shall increase to 3.25 to 1.00 on and after the earlier to occur of (i) the date we are listed on the publicly available list of PCI compliant processors or (ii) receipt by the Administrative Agent of documentation demonstrating the approval of the Report on Compliance by card networks; and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the six months ended November 30, 2012.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the six months ended November 30, 2012, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2012. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2012 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

A substantial amount of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the six months ended November 30, 2012, currency rate fluctuations decreased our revenues by $15.0 million and our diluted earnings per share by $0.03. To calculate this we converted our fiscal 2013 actual revenues and expenses from continuing operations at fiscal 2012 currency exchange rates.

Item 4. Controls and Procedures

As of November 30, 2012, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the second quarter of fiscal 2013, the average price paid, including commissions, and the dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
September 1, 2012 - September 30, 2012	190,000	$42.95	190,000	$137,352,924
October 1, 2012 - October 31, 2012	—	—	—	$—
November 1, 2012 - November 30, 2012	—	—	—	$—
Total	190,000	$42.95	190,000	$137,352,924

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

10.1
Stock Purchase Agreement by and among Vegas Holding Corp., its Stockholders, The Stockholder Representative and Global Payments Inc. dated August 14, 2012, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2012, File No. 001-16111, and incorporated herein by reference.

10.2
The Hongkong and Shanghai Banking Corporation Limited and Global Payments Acquisition PS 2 C.V. Agreement dated July 26, 2012, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2012, File No. 001-16111, and incorporated herein by reference.

10.3
First Amendment to Credit Agreement dated September 28, 2012, filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2012, File No. 001-16111, and incorporated herein by reference.

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

101
The following financial information from the Quarterly Report on Form 10-Q for the second quarter ended November 30, 2012, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: January 8, 2013    /s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: January 8, 2013    /s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer