Form 10-Q
period 2013-02-28
GLOBAL PAYMENTS INC
filed 2013-04-02
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013

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
Yes ☐   No ☒
The number of shares of the issuer’s common stock, no par value outstanding as of April 1, 2013 was 76,230,946.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended February 28, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	February 28, 2013	February 29, 2012
Revenues	$578,746	$533,539
Operating expenses:
Cost of service	217,465	194,218
Sales, general and administrative	271,696	246,973
Processing system intrusion	(1,189)	—
	487,972	441,191
Operating income	90,774	92,348
Other income (expense):
Interest and other income	2,536	2,368
Interest and other expense	(7,063)	(3,698)
	(4,527)	(1,330)
Income before income taxes	86,247	91,018
Provision for income taxes	(23,433)	(25,328)
Net income	62,814	65,690
Less: Net income attributable to noncontrolling interests, net of income tax provision of $707 and $771, respectively	(4,352)	(7,770)
Net income attributable to Global Payments	$58,462	$57,920

Earnings per share attributable to Global Payments:
Basic	$0.75	$0.74
Diluted	$0.75	$0.73
Dividends per share	$0.02	$0.02
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	February 28, 2013	February 29, 2012
Revenues	$1,757,571	$1,606,815
Operating expenses:
Cost of service	632,124	571,685
Sales, general and administrative	829,292	737,593
Processing system intrusion	8,311	—
	1,469,727	1,309,278
Operating income	287,844	297,537
Other income (expense):
Interest and other income	6,706	7,128
Interest and other expense	(25,217)	(12,663)
	(18,511)	(5,535)
Income before income taxes	269,333	292,002
Provision for income taxes	(76,986)	(86,082)
Net income	192,347	205,920
Less: Net income attributable to noncontrolling interests, net of income tax provision of $3,276 and $3,709, respectively	(17,027)	(22,845)
Net income attributable to Global Payments	$175,320	$183,075

Earnings per share attributable to Global Payments:
Basic	$2.24	$2.32
Diluted	$2.23	$2.30
Dividends per share	$0.06	$0.06
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended
	February 28, 2013	February 29, 2012

Net income	$62,814	$65,690
Other comprehensive income (loss):
Foreign currency translation adjustments	(28,288)	21,351
Income tax benefit (provision) related to foreign currency translation adjustments	3,960	(3,898)
Other comprehensive (loss) income, net of tax	(24,328)	17,453

Comprehensive income	38,486	83,143
Less: comprehensive income attributable to noncontrolling interests	(5,230)	(4,833)
Comprehensive income attributable to Global Payments	$33,256	$78,310

	Nine Months Ended
	February 28, 2013	February 29, 2012

Net income	$192,347	$205,920
Other comprehensive income (loss):
Foreign currency translation adjustments	30,842	(58,481)
Income tax benefit related to foreign currency translation adjustments	814	783
Other comprehensive income (loss), net of tax	31,656	(57,698)

Comprehensive income	224,003	148,222
Less: comprehensive income attributable to noncontrolling interests	(25,457)	(11,168)
Comprehensive income attributable to Global Payments	$198,546	$137,054
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 28, 2013	May 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$682,960	$781,275
Accounts receivable, net of allowances for doubtful accounts of $478 and $532, respectively	166,271	182,962
Claims receivable, net of allowances for losses of $3,438 and $3,435, respectively	897	1,029
Settlement processing assets	208,471	217,994
Inventory	11,349	9,864
Deferred income taxes	6,350	21,969
Prepaid expenses and other current assets	70,564	33,646
Total current assets	1,146,862	1,248,739
Goodwill	1,051,614	724,687
Other intangible assets, net	412,995	290,188
Property and equipment, net of accumulated depreciation of $185,722 and $161,911, respectively	341,573	305,848
Deferred income taxes	93,626	97,235
Other	29,554	21,446
Total assets	$3,076,224	$2,688,143
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$167,152	$215,391
Current portion of long-term debt	72,332	76,420
Accounts payable and accrued liabilities	227,367	316,313
Settlement processing obligations	201,190	216,878
Income taxes payable	5,787	12,283
Total current liabilities	673,828	837,285
Long-term debt	883,462	236,565
Deferred income taxes	162,389	106,644
Other long-term liabilities	71,307	62,306
Total liabilities	1,790,986	1,242,800
Commitments and contingencies (See Note 12)
Redeemable noncontrolling interest (See Note 3)	—	144,422
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 76,749,164 and 78,551,297 issued and outstanding at February 28, 2013 and May 31, 2012, respectively	—	—
Paid-in capital	207,666	358,728
Retained earnings	946,195	843,456
Accumulated other comprehensive loss	(6,774)	(30,000)
Total Global Payments shareholders’ equity	1,147,087	1,172,184
Noncontrolling interest	138,151	128,737
Total equity	1,285,238	1,300,921
Total liabilities and equity	$3,076,224	$2,688,143
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net income	$192,347	$205,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	40,856	35,821
Amortization of acquired intangibles	42,091	37,676
Share-based compensation expense	14,063	12,796
Provision for operating losses and bad debts	16,681	18,833
Deferred income taxes	27,282	5,858
Other, net	(3,692)	(949)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	17,706	10,502
Claims receivable	(9,235)	(11,744)
Settlement processing assets and obligations, net	(12,028)	(523,802)
Inventory	(1,535)	(4,773)
Prepaid expenses and other assets	(34,898)	(2,388)
Accounts payable and other accrued liabilities	(78,375)	(22,211)
Income taxes payable	(6,496)	11,615
Net cash provided by (used in) operating activities	204,767	(226,846)
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(433,427)	(44,245)
Capital expenditures	(75,016)	(71,084)
Net decrease in financing receivables	2,158	1,862
Net cash used in investing activities	(506,285)	(113,467)
Cash flows from financing activities:
Net payments on short-term lines of credit	(48,239)	(55,029)
Proceeds from issuance of long-term debt	1,085,327	71,374
Principal payments under long-term debt	(439,789)	(162,482)
Payment of debt issuance cost	(3,987)	—
Acquisition of redeemable noncontrolling interests	(242,000)	—
Proceeds from stock issued under share-based compensation plans	9,257	9,630
Common stock repurchased - share-based compensation plans	(10,215)	(4,847)
Repurchase of common stock	(137,653)	(99,604)
Tax benefit from employee share-based compensation	1,791	2,036
Distributions to noncontrolling interest	(13,656)	(24,334)
Dividends paid	(4,688)	(4,740)
Net cash provided by (used in) financing activities	196,148	(267,996)
Effect of exchange rate changes on cash	7,055	(10,243)
Decrease in cash and cash equivalents	(98,315)	(618,552)
Cash and cash equivalents, beginning of the period	781,275	1,354,285
Cash and cash equivalents, end of the period	$682,960	$735,733
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2012	78,551	$358,728	$843,456	$(30,000)	$1,172,184	$128,737	$1,300,921
Net income			175,320		175,320	15,213	190,533
Other comprehensive income				23,226	23,226	7,857	31,083
Stock issued under employee stock plans	856	9,257			9,257		9,257
Common stock repurchased - share based compensation plans	(335)	(10,215)			(10,215)		(10,215)
Tax benefit from employee share-based compensation, net		784			784		784
Share-based compensation expense		14,063			14,063		14,063
Distributions to noncontrolling interest					—	(13,656)	(13,656)
Redeemable noncontrolling interest valuation adjustment			817		817		817
Repurchase of common stock	(2,323)	(68,943)	(68,710)		(137,653)		(137,653)
Purchase of redeemable noncontrolling interest		(96,008)			(96,008)		(96,008)
Dividends paid ($0.06 per share)			(4,688)		(4,688)		(4,688)
Balance at February 28, 2013	76,749	$207,666	$946,195	$(6,774)	$1,147,087	$138,151	$1,285,238

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2011	80,335	$419,591	$685,624	$79,320	$1,184,535	$153,282	$1,337,817
Net income			183,075		183,075	13,150	196,225
Other comprehensive loss				(46,021)	(46,021)	(12,492)	(58,513)
Stock issued under employee stock plans, net	500	4,783			4,783		4,783
Tax benefit from employee share-based compensation, net		2,036			2,036		2,036
Share-based compensation expense		12,796			12,796		12,796
Distributions to noncontrolling interest						(16,610)	(16,610)
Redeemable noncontrolling interests valuation adjustment			(6,883)		(6,883)		(6,883)
Repurchase of common stock	(2,290)	(85,015)	(14,589)		(99,604)		(99,604)
Dividends paid ($0.06 per share)			(4,740)		(4,740)		(4,740)
Balance at February 29, 2012	78,545	$354,191	$842,487	$33,299	$1,229,977	$137,330	$1,367,307

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

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include reserve funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of February 28, 2013 and May 31, 2012, our cash and cash equivalents included $291.4 million and $328.2 million, respectively, related to Merchant Reserves.

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

Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. Settlement processing assets consist primarily of (i) our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense (“Interchange reimbursement”), (ii) our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding (“Receivable from Members”), (iii) our receivable from the card networks for transactions processed on behalf of merchants where we are a Member of that particular network (“Receivable from networks”), and (iv) exception items, such as customer chargeback amounts receivable from merchants (“Exception items”), all of which are reported net of (v) Merchant Reserves. Settlement processing obligations consist primarily of (i) Interchange reimbursement, (ii) Receivable from Members (iii) our liability to the Members for transactions for which we have received funding from the Members but have not funded merchants on behalf of the Members (“Liability to Members”), (iv) our liability to merchants for transactions that have been processed but not yet funded where we are a Member of that particular network (“Liability to merchants”), (v) Exception items, (vi) Merchant Reserves, (vii) the reserve for operating losses (see Reserve for operating losses below), and (viii) the reserve for sales allowances. In cases in which the Member uses its own funds to satisfy a funding obligation to merchants that precedes the incoming amount from the card network, we reflect the amount of this funding as a component of "Liability to Members."

A summary of these amounts as of February 28, 2013 and May 31, 2012 is as follows:

	February 28, 2013	May 31, 2012
Settlement processing assets:	(in thousands)
Interchange reimbursement	$56,810	$28,699
Receivable from Members	103,116	77,073
Receivable from networks	101,724	118,942
Exception items	3,706	1,345
Merchant Reserves	(56,885)	(8,065)
Total	$208,471	$217,994
	.
Settlement processing obligations:
Interchange reimbursement	$165,188	$223,008
(Liability to) Receivable from Members	(30,017)	589
Liability to merchants	(113,522)	(128,663)
Exception items	14,910	11,554
Merchant Reserves	(234,476)	(320,168)
Reserve for operating losses	(2,304)	(2,325)
Reserves for sales allowances	(969)	(873)
Total	$(201,190)	$(216,878)

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

As of both February 28, 2013 and May 31, 2012, $2.3 million has been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended February 28, 2013 and February 29, 2012, we recorded such expenses in the amounts of $2.0 million and $2.1 million, respectively. For both the nine months ended February 28, 2013 and February 29, 2012, we recorded such expenses in the amount of $7.3 million.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee approximates cost and is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is based on historical and projected loss experiences. As of both February 28, 2013 and May 31, 2012, we have a check guarantee loss reserve of $3.4 million which is included in net claims receivable in the accompanying consolidated balance sheets. For the three months ended February 28, 2013 and February 29, 2012, we recorded expenses of $2.7 million and $3.7 million, respectively. For the nine months ended February 28, 2013 and February 29, 2012, we recorded expenses of $9.4 million and $11.5 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

As of February 28, 2013, we have placed into service $86.5 million of hardware and software associated with our authorization processing platform, referred to as G2. The platform is designed to serve as a front-end operating environment for merchant processing and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform's use than the straight-line method. We are currently processing transactions on our G2 platform in seven markets in our Asia-Pacific region and for a limited number of U.S. merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the three and nine months ended February 28, 2013 was not significant. Depreciation and amortization expense will increase as we complete migrations of other merchants to the G2 platform.

Goodwill and other intangible assets— We completed our most recent annual goodwill impairment test as of January 1, 2013 and determined that the fair value of each of our reporting units was substantially in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amendments intended to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-lived intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values or discounted cash flow analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-lived intangible assets, were not impaired at February 28, 2013 and May 31, 2012.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our effective tax rates were 27.2% and 27.8% for the three months ended February 28, 2013 and February 29, 2012, respectively. Our effective tax rates were 28.6% and 29.5% for the nine months ended February 28, 2013 and February 29, 2012, respectively. The effective tax rates for the three and nine months ended February 28, 2013 and February 29, 2012 reflect reductions to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% in each year. Please see Note 6 – Income Tax for further information.

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, settlement processing assets and obligations, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term and highly liquid nature of these items. Our subsidiary in the Russian Federation has notes payable with interest rates of 8.5% and maturity dates ranging from March 2013 through November 2016. At February 28, 2013, we believe the carrying amount of these notes approximates fair value. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate ("LIBOR") plus a margin based on our leverage position. At February 28, 2013, the carrying amount of our term loans approximates fair value. The estimated fair value of our term loan was calculated using a discounted cash flow method using market yields for issuances of similar size and credit quality and is considered to be a level 3 measurement. Please see Note 5 – Long-Term Debt and Credit Facilities for further information regarding the carrying value of our term loans and notes.

Financing receivables— Our subsidiary in the Russian Federation purchases Automated Teller Machines ("ATMs") and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $9.6 million ($6.9 million, net of the related deferred income) and $13.5 million ($9.1 million, net of the related deferred income) of financing receivables included in our February 28, 2013 and May 31, 2012 consolidated balance sheets, respectively.

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

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency.  Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period.  For the three and nine months ended February 28, 2013 and February 29, 2012, our transaction gains and losses were insignificant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for both the three months ended February 28, 2013 and February 29, 2012 excludes shares of 0.1 million related to stock options. The diluted share base for the nine months ended February 28, 2013 and February 29, 2012 excludes shares of 0.4 million and 0.3 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. Additionally, the forward contract to repurchase our shares associated with our Accelerated Share Repurchase program has been excluded due to its antidilutive effect. Please see Note 7 - Shareholders' Equity for further information regarding the Accelerated Share Repurchase Program. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three and nine months ended February 28, 2013 and February 29, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Basic weighted average shares outstanding	77,756	78,421	78,364	78,937
Plus: dilutive effect of stock options and other share-based awards	568	644	383	574
Diluted weighted average shares outstanding	78,324	79,065	78,747	79,511

Repurchased shares - We account for the retirement of repurchased shares using the par value method. The cost of repurchased and retired shares is allocated between paid-in-capital and retained earnings by comparing the price of shares repurchased to the original issue proceeds of those shares. When the repurchase price of the shares repurchased is greater than the original issue proceeds, the excess is charged to retained earnings. We use a last-in, first-out cost flow assumption to identify the original issue proceeds to the costs of the shares repurchased. We believe that this allocation method is preferable because it more accurately reflects our paid-in capital balances by allocating the cost of the shares repurchased and retired to paid-in capital in proportion to paid-in capital associated with the original issuance of said shares.

New accounting pronouncements— From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

In March 2013, the FASB issued ASU 2013-5, "Foreign Currency Matters" ("ASU 2013-5"). The amendments in ASU 2013-5 resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-5 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-5 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. This standard is effective for us beginning June 1, 2014. We are currently evaluating the impact of ASU 2013-5 on our consolidated financial statements.

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

NOTE 2-PROCESSING SYSTEM INTRUSION

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. Our investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. The merchants who could potentially be affected are limited to those based in the U.S. We cannot verify those potentially affected as it is unclear whether any information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individuals.

As a result of this event, certain card networks removed us from their list of PCI DSS compliant service providers. Our work to remediate our systems and processes is complete. We hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems. Our QSA completed the evaluation of our remediation work. Global Payments Direct, Inc, our primary operating entity, has been returned to the list of PCI DSS compliant service providers and we have received reports on compliance covering all of our systems that process, store, transmit or otherwise utilize card data. To date, we have not experienced a material loss of revenue that we can confirm has been related to this event. However, this event and our related remediation efforts could potentially have a negative impact on future revenues.

During the nine months ended February 28, 2013, we recorded $8.3 million of expense associated with this incident, bringing the life-to-date total expense to $92.7 million. Of this life-to-date expense, $77.1 million represents costs incurred through February 28, 2013 for professional fees and other costs associated with the investigation and remediation, incentive payments to certain business partners and costs associated with credit monitoring and identity protection insurance. An additional $35.6 million represents total fraud losses, fines and other charges that have been imposed upon us by the card networks. We have also recorded $20.0 million of insurance recoveries based on claims submitted to date as discussed below. The $18.0 million of insurance recoveries we recorded during the three months ended February 28, 2013 resulted in a net credit of $1.2 million for total processing system intrusion costs for the quarter. During the nine months ended February 28, 2013, we reduced our accrual for fraud losses, fines and other charges by $31.8 million. We based our initial estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary communications with the networks. We have now reached resolution with the networks and made payments to certain networks, resulting in charges that were less than our initial estimates. The primary difference between our initial estimates and the final charges relates to lower fraud related costs attributed to this event than previously expected. The following table reflects the activity in our accrual for fraud losses, fines and other charges for the nine months ended February 28, 2013 (in thousands):

Balance at May 31, 2012	$67,436
Adjustments	(31,781)
Subtotal	35,655
Payments	(33,840)
Balance at February 28, 2013	$1,815

We expect to make final payments to networks for fraud losses, fines and other charges during the fourth quarter of fiscal year 2013. We anticipate that we will continue to incur professional fees and other costs associated with remediation during the fourth quarter of fiscal 2013.

We are insured under policies that will provide coverage of certain costs associated with this event. The policies provide a total of $30.0 million in policy limits and contain various sub-limits of liability and other terms, conditions and limitations, including a $1.0 million deductible per claim. Our insurers have been advised of the circumstances surrounding our recent event. During fiscal year 2012, we recorded $2.0 million in insurance recoveries based on claims submitted to date. During the nine months ended February 28, 2013, we received assessments from certain networks and submitted additional claims to the insurers and recorded $18.0 million in additional insurance recoveries based on our negotiations with our insurers. We will record receivables for any additional recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated.

A class action arising out of the processing system intrusion was filed against us on April 4, 2012 by Natalie Willingham (individually and on behalf of a putative nationwide class) (the "Plaintiff").  Specifically, Ms. Willingham alleged that we failed to maintain reasonable and adequate procedures to protect her personally identifiable information (“PII”) which she claims resulted in two fraudulent charges on her credit card in March 2012.  Further, Ms. Willingham asserted that we failed to timely notify the public of the data breach.  Based on these allegations, Ms. Willingham asserted claims for negligence, violation of the Federal Stored Communications Act, willful violation of the Fair Credit Reporting Act, negligent violation of the Fair Credit Reporting Act, violation of Georgia's Unfair and Deceptive Trade Practices Act, negligence per se, breach of third-party beneficiary contract, and breach of implied contract.  Ms. Willingham sought an unspecified amount of damages and injunctive relief. The lawsuit was filed in the United States District Court for the Northern District of Georgia.  On May 14, 2012, we filed a motion to dismiss.  On July 11, 2012, Plaintiff filed a motion for leave to amend her complaint, and on July 16, 2012, the Court granted that motion.  She then filed an amended complaint on July 16, 2012. The amended complaint did not add any new causes of action.  Instead, it added two new named Plaintiffs (Nadine and Robert Hielscher) (together with Plaintiff, the "Plaintiffs") and dropped Plaintiff's claim for negligence per se.  On August 16, 2012, we filed a motion to dismiss the Plaintiffs' amended complaint.  The Plaintiffs' filed their response in opposition to our motion to dismiss on October 5, 2012, and we subsequently filed our reply brief on October 22, 2012.  The magistrate judge issued a report and recommendation recommending dismissal of all of Plaintiffs' claims with prejudice.  The Plaintiffs subsequently agreed to voluntarily dismiss the lawsuit with prejudice, with each party bearing its own fees and costs. This was the only consideration exchanged by the parties in connection with Plaintiffs' voluntary dismissal with prejudice of the lawsuit.  The lawsuit was dismissed with prejudice on March 6, 2013.

NOTE 3—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

Fiscal 2013

Accelerated Payment Technologies

On October 1, 2012, we completed the acquisition of 100% of the common stock of Accelerated Payment Technologies ("APT") for $413.0 million less working capital. We funded the acquisition using proceeds from a term loan. We acquired APT, a provider of fully-integrated payment technology solutions for small and medium sized merchants, to expand our direct distribution capabilities in the United States. This acquisition has been recorded as a business combination, and the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price of APT was determined by analyzing the historical and prospective financial statements. Acquisition costs associated with this purchase were not material.

The following table summarizes the preliminary purchase price allocation, which is subject to the final deferred income tax computations (in thousands):

Goodwill	$308,518
Customer-related intangible assets	97,200
Contract-based intangible assets	30,600
Acquired technology	15,000
Fixed assets	1,309
Other	3,708
Total assets acquired	456,335
Deferred income taxes	(46,167)
Net assets acquired	$410,168

The goodwill associated with the acquisition is not deductible for tax purposes. The customer-related intangible assets have estimated amortization periods of 12 years. The contract-based intangible assets have amortization periods of 1.5 to 10 years. The acquired technology has an amortization period of 8 years.

Prior to the acquisition, we processed transactions for the majority of APT's merchants via an ISO relationship. As a result, our revenue will not materially change with this acquisition and the amount of incremental revenue and earnings of APT since the acquisition date included in the consolidated statement of income for the three and nine months ended February 28, 2013 is not material. With the acquisition, we will no longer pay a monthly residual to APT. The following pro forma information shows the results of our operations for the three and nine months ended February 28, 2013 and February 29, 2012 as if the APT acquisition had occurred June 1, 2011. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(Actual)	(Pro forma)	(Pro forma)	(Pro forma)
	(in thousands, except per share data)
Total revenues	$578,746	$535,743	$1,761,746	$1,612,768
Net income	$46,497	$56,524	$164,124	$178,270

Net income per share, basic	$0.60	$0.72	$2.09	$2.26
Net income per share, diluted	$0.59	$0.71	$2.08	$2.24

Redeemable Noncontrolling Interest Acquisition

On July 26, 2012, we entered into an agreement to purchase HSBC Asia's ("HSBC") 44% interest in Global Payments Asia-Pacific Limited ("GPAP") for fair value of $242.0 million. Effective December 1, 2012, we completed the purchase. We used a combination of excess cash and existing borrowings to complete the transaction.

The purchase was treated as an equity transaction and reflected as a financing cash outflow in our statement of cash flows. Accordingly, no additional value was ascribed to the assets of GPAP. The difference between the maximum redemption amount of the redeemable noncontrolling interest at July 26, 2012 and our purchase price was recorded as a reduction of paid-in capital of $96.0 million. In accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity ("ASC 480"), from the agreement date through the close of the transaction, we accounted for our commitment to purchase the remaining 44% of GPAP as a freestanding forward contract. Accordingly as of July 26, 2012, we stopped attributing income to redeemable noncontrolling interest and any subsequent distributions to holders of the redeemable noncontrolling interest are characterized as interest expense. HSBC is entitled to dividends through the closing of the transaction pursuant to the GPAP shareholders agreement and the purchase agreement. During the nine months ended February 28, 2013, we declared a dividend for fiscal year 2012 of which $8.4 million was paid to HSBC. Such dividend is reflected as interest expense in our consolidated statements of income in the accordance with the provisions of ASC 480. During fiscal year 2014, we expect to declare an additional dividend related to GPAP operations through the closing date. We expect HSBC's share of such dividend to be reflected in interest expense in our fiscal year 2014 consolidated statements of income.

Banca Civica Acquisition

On December 12, 2012, Comercia Global Payments Entidad de Pago, S.L. ("Comercia") completed the acquisition of the merchant acquiring business of Banca Civica, S.A. from Caixabank, S.A. ("Caixabank") for €17.5 million ($22.9 million equivalent as of the acquisition date). This transaction has been recorded as a business combination, and the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price of Banca Civica was determined by analyzing the historical and prospective financial statements. The results of operations of this business were not significant to our consolidated results of operations and accordingly, we have not provided pro forma information relating to this acquisition. Acquisition costs associated with this purchase were not material.

The following table summarizes the preliminary purchase price allocation, which is subject to the final valuation of intangible assets (in thousands):

Goodwill	$8,459
Customer-related intangible assets	4,851
Contract-based intangible assets	9,570
Net assets acquired	$22,880

The goodwill associated with the acquisition is not deductible for tax purposes. The customer-related and contract-based intangible assets have estimated amortization periods of 10 years.

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

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of February 28, 2013 and May 31, 2012, goodwill and intangible assets consisted of the following:

	February 28, 2013	May 31, 2012
	(in thousands)
Goodwill	$1,051,614	$724,687
Other intangible assets:
Customer-related intangible assets	$559,436	$451,095
Trademarks, finite life	8,186	7,996
Contract-based intangible assets	109,382	66,393
Acquired technology	15,000	—
	692,004	525,484
Less accumulated amortization of:
Customer-related intangible assets	251,585	214,285
Trademarks	5,805	4,868
Contract-based intangible assets	20,839	16,143
Acquired technology	780	—
	279,009	235,296
Total other intangible assets, net	$412,995	$290,188

The following table discloses the changes in the carrying amount of goodwill for the nine months ended February 28, 2013:

	North America merchant services	International merchant services	Total
	(in thousands)
Balance at May 31, 2012	$211,102	$513,585	$724,687
Accumulated impairment losses	—	—	—
	211,102	513,585	724,687

Goodwill acquired	308,518	8,459	316,977
Effect of foreign currency translation	200	9,750	9,950
Balance at February 28, 2013	$519,820	$531,794	$1,051,614

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	February 28, 2013	May 31, 2012
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$284,055	$229,500
Short-term lines of credit:
United Kingdom Credit Facility	63,201	85,102
Hong Kong Credit Facility	36,182	54,564
Canada Credit Facility	—	20,033
Malaysia Credit Facility	13,841	12,844
Spain Credit Facility	22,480	17,241
Singapore Credit Facility	8,993	10,318
Philippines Credit Facility	7,426	6,336
Maldives Credit Facility	1,610	4,219
Macau Credit Facility	1,826	2,443
Sri Lanka Credit Facility	2,343	2,291
Taiwan Credit Facility	9,250	—
Total short-term lines of credit	167,152	215,391
Total lines of credit	451,207	444,891
Notes Payable	6,739	10,089
Term loans	665,000	73,396
Total debt	$1,122,946	$528,376

Current portion	$239,484	$291,811
Long-term debt	883,462	236,565
Total debt	$1,122,946	$528,376

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. As of February 28, 2013, the interest rate on the Corporate Credit Facility was 2.26% and the facility expires on December 7, 2015. In September 2012, in conjunction with entering into a new $700.0 million term loan, we executed the accordion feature of our Corporate Credit Facility and increased the size of the facility from $600.0 million to $750.0 million. Our short-term line of credit facilities are used to fund settlement and provide a source of working capital. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents.  Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our lines of credit at February 28, 2013 were $1,215.3 million, of which $465.9 million is available under our Corporate Credit Facility.

During the nine months ended February 28, 2013, the United Kingdom Credit Facility has been increased from £80 million to £140 million and amended to facilitate borrowings in multiple currencies. During the nine months ended February 28, 2013, the Spain Credit Facility has been increased from €210 million to €230 million.

Term Loans

In September 2012, we entered into a five-year unsecured $700.0 million term loan agreement, with a syndicate of banks, which we used to fund our APT acquisition, to partially fund the December 2012 acquisition of the noncontrolling interest associated with our Asia-Pacific merchant services business (see Note 3 - Business and Intangible Asset Acquisitions) and to repay the outstanding balance on our Corporate Credit Facility. The term loan expires in September 2017 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of February 28, 2013, the interest rate on the term loan was 2.20%. The term loan has scheduled quarterly principal payments of $17.5 million at the end of each fiscal quarter through maturity. As of February 28, 2013, the outstanding balance of the term loan was $665.0 million.
During the quarter ended February 28, 2013, we paid off our five-year unsecured $200.0 million term loan agreement with a syndicate of banks. The term loan had a variable interest rate, at our election, based on the prime rate or LIBOR, plus a leverage based margin.

On July 10, 2012, we paid off the remaining $13.5 million outstanding of our $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. The term loan had a variable interest rate based on LIBOR plus a leverage based margin.

Notes Payable

UCS, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $6.7 million at February 28, 2013. These notes have fixed interest rates of 8.5% with maturity dates ranging from March 2013 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our Corporate Credit Facility and $700.0 million term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00; and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the nine months ended February 28, 2013.

NOTE 6—INCOME TAX

We have a deferred tax asset of $89.1 million at February 28, 2013 primarily associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP in fiscal 2010 ("UK deferred tax asset").

Our effective tax rates were 27.2% and 27.8% for the three months ended February 28, 2013 and February 29, 2012, respectively. Our effective tax rates were 28.6% and 29.5% for the nine months ended February 28, 2013 and February 29, 2012, respectively. The effective tax rates for the three and nine months ended February 28, 2013 and February 29, 2012 reflect reductions to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% in each year.

As of February 28, 2013 and May 31, 2012, other long-term liabilities included liabilities for unrecognized income tax benefits of $51.4 million and $45.6 million, respectively. During the three months ended February 28, 2013, we recognized reduction in liabilities of $0.5 million for unrecognized income tax benefits. During the nine months ended February 28, 2013, we recognized additional liabilities of $5.8 million for unrecognized income tax benefits. During the three and nine months ended February 28, 2013 and February 29, 2012, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were insignificant. We expect the amounts of unrecognized tax benefits to increase by approximately $8.3 million within the next twelve months.

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

NOTE 7—SHAREHOLDERS’ EQUITY

On July 26, 2012, our Board of Directors approved a share repurchase program that authorized the purchase of up to $150.0 million of Global Payments' stock in the open market at the current market price, subject to market conditions, business opportunities, and other factors. On January 8, 2013 our Board of Directors approved an additional share repurchase authorization of up to $150.0 million, bringing the total share repurchase authorization to $300.0 million.

On January 14, 2013, pursuant to the authorization described above, we entered into an Accelerated Share Repurchase program (''ASR'') with a financial institution to repurchase an aggregate of $125.0 million of the company's common stock. In exchange for an up-front payment of $125.0 million, the financial institution committed to deliver a number of shares during the ASR's purchase period, which ends no later than May 30, 2013. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the purchase period based on the volume weighted average price of our stock during that period. In the third quarter of fiscal 2013, 2,023,472 shares were initially delivered to us. This does not represent the final number of shares to be delivered under the ASR. These shares were retired and accounted for as a reduction to shareholders' equity in the consolidated balance sheet. We accounted for the initial delivery of shares component of the ASR as a repurchase of common stock for purposes of calculating earnings per share. We accounted for the variable component of shares to be delivered under the ASR as a forward contract indexed to our stock which met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument, but instead was also accounted for as a component of equity.

In addition to the ASR, we repurchased 300,000 shares of our common stock at a cost of $12.7 million, or an average of $42.18 per share, including commissions during the nine months ended February 28, 2013.

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

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

As of February 28, 2013, we have awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis over the vesting period.

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

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(in millions)
Share-based compensation cost	$5.0	$4.4	$14.1	$12.8
Income tax benefit	$1.5	$1.5	$4.1	$4.2

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant in 25% increments over a four year period. The Plans provide for accelerated vesting under certain conditions. We have historically issued new shares to satisfy the exercise of options. There were no options granted under the 2005 or 2011 Plans during the nine months ended February 28, 2013 and February 29, 2012.

The following is a summary of our stock option plans as of and for the nine months ended February 28, 2013:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding at May 31, 2012	2,148	$34	4.1	$20.7
Granted	—	$—
Forfeited	(71)	$42
Exercised	(285)	$23
Outstanding at February 28, 2013	1,792	$35	3.7	$25.2

Options vested and exercisable at February 28, 2013	1,609	$34	3.3	$23.4

The aggregate intrinsic value of stock options exercised during the nine months ended February 28, 2013 and February 29, 2012 was $5.8 million and $4.0 million, respectively. As of February 28, 2013, we had $1.6 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 2.4 years. We recognized compensation expense for stock options of $0.4 million and $0.6 million in the three months ended February 28, 2013 and February 29, 2012, respectively. We recognized compensation expense for stock options of $1.3 million and $1.8 million in the nine months ended February 28, 2013 and February 29, 2012, respectively.

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

The following table summarizes the changes in non-vested restricted stock awards for the nine months ended February 28, 2013.

	Share Awards	Weighted Average Grant-Date Fair Value
	(in thousands)

Non-vested at May 31, 2012	941	$44
Granted	555	44
Vested	(312)	43
Forfeited	(68)	42
Non-vested at February 28, 2013	1,116	44

The total fair value of shares vested during the nine months ended February 28, 2013 was $13.5 million. During the nine months ended February 29, 2012, the weighted average grant-date fair value of shares vested was $40 and the total fair value of shares vested was $12.7 million.

We recognized compensation expense for restricted stock of $4.4 million and $3.0 million in the three months ended February 28, 2013 and February 29, 2012, respectively. We recognized compensation expense for restricted stock of $12.4 million and $9.9 million in the nine months ended February 28, 2013 and February 29, 2012, respectively. As of February 28, 2013, there was $38.5 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of February 28, 2013, 1.0 million shares had been issued under this plan, with 1.4 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.2 million and $0.1 million in the three months ended February 28, 2013 and February 29, 2012, respectively. We recognized compensation expense for the plan of $0.4 million in both the nine months ended February 28, 2013 and February 29, 2012.

The weighted average grant-date fair value of each designated share purchased under this plan during the nine months ended February 28, 2013 and February 29, 2012 was $6 and $7, respectively, which represents the fair value of the 15% discount.

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Nine Months Ended
	February 28, 2013	February 29, 2012
	(in thousands)
Income taxes paid, net of refunds	$48,966	$46,112
Interest paid	22,892	10,431
Financing receivables:
Investment in equipment for financing leases	$—	$—
Principal collections from customers – financing leases	2,158	1,862
Net decrease in financing receivables	$2,158	$1,862

NOTE 10—NONCONTROLLING INTERESTS

Effective December 1, 2012, we completed the purchase of the remaining 44% of GPAP from HSBC. Please see Note 3 - Business and Intangible Asset Acquisitions for further information. The following table details the components of redeemable noncontrolling interests for the nine months ended February 28, 2013 and February 29, 2012:

	Nine Months Ended
	February 28, 2013	February 29, 2012
	(in thousands)
Beginning balance	$144,422	$133,858
Net income attributable to redeemable noncontrolling interest	1,814	9,695
Distributions to redeemable noncontrolling interest	—	(7,724)
Foreign currency translation adjustment	573	(815)
Change in the maximum redemption amount of redeemable noncontrolling interest	(817)	6,883
Purchase of redeemable noncontrolling interest (See Note 3)	(145,992)	—
Ending balance	$—	$141,897

For the nine months ended February 28, 2013 and February 29, 2012, net income included in the consolidated statements of changes in shareholders’ equity is reconciled to net income presented in the consolidated statements of income as follows:

	Nine Months Ended
	February 28, 2013	February 29, 2012
	(in thousands)
Net income attributable to Global Payments	$175,320	$183,075
Net income attributable to nonredeemable noncontrolling interest	15,213	13,150
Net income attributable to redeemable noncontrolling interest	1,814	9,695
Net income including noncontrolling interest	$192,347	$205,920

The following table is the reconciliation of net income attributable to noncontrolling interest to comprehensive income attributable to noncontrolling interest for the three and nine months ended February 28, 2013 and February 29, 2012:

	Three Months Ended
	February 28, 2013	February 29, 2012
	(in thousands)
Net income attributable to noncontrolling interest, net of tax	$4,352	$7,770
Foreign currency translation attributable to nonredeemable noncontrolling interests	878	(1,796)
Foreign currency translation attributable to redeemable noncontrolling interests	—	(1,141)
Comprehensive income attributable to noncontrolling interests, net of tax	$5,230	$4,833

	Nine Months Ended
	February 28, 2013	February 29, 2012
	(in thousands)
Net income attributable to noncontrolling interest, net of tax	$17,027	$22,845
Foreign currency translation attributable to nonredeemable noncontrolling interests	7,857	(12,492)
Foreign currency translation attributable to redeemable noncontrolling interests	573	815
Comprehensive income attributable to noncontrolling interests, net of tax	$25,457	$11,168

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

Information on segments, including revenues by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and nine months ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
	(in thousands)
Revenues:
United States	$336,354	$302,105	$1,022,250	$882,946
Canada	72,218	76,677	233,885	253,419
North America merchant services	408,572	378,782	1,256,135	1,136,365

Europe	130,750	116,196	390,376	360,779
Asia-Pacific	39,424	38,561	111,060	109,671
International merchant services	170,174	154,757	501,436	470,450

Consolidated revenues	$578,746	$533,539	$1,757,571	$1,606,815

Operating income for segments:
North America merchant services	$55,478	$62,462	$189,809	$204,893
International merchant services	51,820	47,911	162,947	148,063
Corporate	(16,524)	(18,025)	(64,912)	(55,419)
Consolidated operating income	$90,774	$92,348	$287,844	$297,537

Depreciation and amortization:
North America merchant services	$14,267	$9,124	$36,092	$26,191
International merchant services	15,147	15,212	43,004	45,091
Corporate	1,478	922	3,851	2,215
Consolidated depreciation and amortization	$30,892	$25,258	$82,947	$73,497

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 12—COMMITMENTS AND CONTINGENCIES

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of February 28, 2013.

Our Canadian Visa sponsorship which was originally obtained through a Canadian financial institution, expired in March 2011. We have filed an application with the Office of the Superintendent of Financial Institutions Canada ("OSFI") for the formation of a wholly owned loan company in Canada which would serve as our financial institution sponsor. On December 12, 2012, the loan company received a restricted Order to Commence and Carry on Business from OSFI which will enable the loan company to become a direct VISA member at such time that Global Payments concludes the appropriate BIN transfer process with VISA.

While the loan company application was pending, in March 2011, we obtained temporary direct participation in the Visa Canada system.  We anticipate that the BIN transfer process with VISA will be completed by September 30, 2013.

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

Executive Overview

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. Our investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. The merchants who could potentially be affected are limited to those based in the U.S. We cannot verify those potentially affected as it is unclear whether any information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individuals.

As a result of this event, certain card networks removed us from their list of PCI DSS compliant service providers. Our work to remediate our systems and processes is complete. We hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems. Our QSA completed the evaluation of our remediation work. Global Payments Direct, Inc, our primary operating entity, has been returned to the list of PCI DSS compliant service providers and we have received reports on compliance covering all of our systems that process, store, transmit or otherwise utilize card data. To date, we have not experienced a material loss of revenue that we can confirm has been related to this event. However, this event and our related remediation efforts could potentially have a negative impact on future revenues.

During the nine months ended February 28, 2013, we recorded $8.3 million of expense associated with this incident, bringing the life-to-date total expense to $92.7 million. Of this life-to-date expense, $77.1 million represents costs incurred through February 28, 2013 for professional fees and other costs associated with the investigation and remediation, incentive payments to certain business partners and costs associated with credit monitoring and identity protection insurance. An additional $35.6 million represents total fraud losses, fines and other charges that have been imposed upon us by the card networks. We have also recorded $20.0 million of insurance recoveries based on claims submitted to date. The $18.0 million of insurance recoveries we recorded during the three months ended February 28, 2013 resulted in a net credit of $1.2 million for total processing system intrusion costs for the quarter.

Revenues increased $150.8 million, or 9%, during the nine months ended February 28, 2013 compared to the prior year’s comparable period. This increase is primarily due to growth in our U.S. and European markets, partially offset by our results in Canada.

Operating income decreased $9.7 million during the nine months ended February 28, 2013 compared to the prior year’s comparable period. Operating margins for the nine months ended February 28, 2013 decreased to 15.1% compared to 18.0% during the nine months ended February 28, 2013. The decline in operating income and margins is primarily due to costs associated with the processing system intrusion.

For the nine months ended February 28, 2013, currency exchange rate fluctuations decreased our revenues by $14.2 million and our earnings by $0.03 per diluted share. To calculate this impact, we converted our fiscal 2013 actual revenues and expenses from continuing operations at fiscal 2012 currency exchange rates. Further fluctuations in currency exchange rates or decreases in consumer spending could cause our results to differ from our current expectations.

On July 26, 2012, we agreed to purchase the remaining 44% of GPAP from HSBC for $242.0 million. This purchase was completed effective December 1, 2012.

On September 28, 2012, we closed a new five-year senior unsecured term loan of $700.0 million and a $150.0 million increase to our existing $600.0 million senior unsecured revolving credit facility arranged by a syndicate of lenders. We used the proceeds to fund the APT acquisition described below and to repay a portion of our existing debt.

On October 1, 2012, we completed the acquisition of Accelerated Payment Technologies ("APT") for $413.0 million less working capital. We acquired APT, a provider of fully-integrated payment technology solutions for small and medium sized merchants, to expand our direct distribution capabilities in the United States. Prior to the acquisition, we processed transactions for the majority of APT's merchants via an ISO relationship. As a result, our revenue will not materially change with this acquisition. Additionally, with the acquisition, we will no longer pay a monthly residual to APT. We funded the acquisition with the new financing described above.

On December 12, 2012, Comercia Global Payments Entidad de Pago, S.L. ("Comercia") completed the acquisition of the merchant acquiring business of Banca Civica, S.A. from Caixabank, S.A. ("Caixabank") for €17.5 million ($22.9 million equivalent as of the acquisition date).

Results of Operations

The following table shows key selected financial data for the three months ended February 28, 2013 and February 29, 2012, this data as a percentage of total revenue, and the changes between three months ended February 28, 2013 and February 29, 2012, in dollars and as a percentage of the prior year’s comparable period. APT's results of operations are included in our consolidated results of operations and results of operations of our North America merchant services segment from October 1, 2012, the date we acquired APT. Accordingly, results of operations for the three months ended February 28, 2013 reflect the results of APT's operations, while results of operations for the three months ended February 29, 2012 do not reflect any results of APT operations.

	Three Months Ended February 28, 2013	% of Revenue(1)	Three Months Ended February 29, 2012	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$336,354	58	$302,105	57	$34,249	11
Canada	72,218	12	76,677	14	(4,459)	(6)
North America merchant services	408,572	71	378,782	71	29,790	8

Europe	130,750	23	116,196	22	14,554	13
Asia Pacific	39,424	7	38,561	7	863	2
International merchant services	170,174	29	154,757	29	15,417	10

Total revenues	$578,746	100	$533,539	100	$45,207	8

Consolidated operating expenses:
Cost of service	$217,465	37.6	$194,218	36.4	$23,247	12
Sales, general and administrative	271,696	46.9	246,973	46.3	24,723	10
Processing system intrusion	(1,189)	(0.2)	—	—	(1,189)	NM
Operating income	$90,774	15.7	$92,348	17.3	$(1,574)	(2)

Operating income for segments:
North America merchant services	$55,478		$62,462		$(6,984)	(11)
International merchant services	51,820		47,911		3,909	8
Corporate	(16,524)		(18,025)		1,501	8
Operating income	$90,774		$92,348		$(1,574)	(2)

Operating margin for segments:
North America merchant services	13.6%		16.5%		(2.9)%
International merchant services	30.5%		31.0%		(0.5)%
(1) Percentage amounts may not sum to the total due to rounding.

The following table shows key selected financial data for the nine months ended February 28, 2013 and February 29, 2012, this data as a percentage of total revenue, and the changes between nine months ended February 28, 2013 and February 29, 2012, in dollars and as a percentage of the prior year’s comparable period. APT's results of operations are included in our consolidated results of operations and results of operations of our North America merchant services segment from October 1, 2012, the date we acquired APT. Accordingly, results of operations for the nine months ended February 28, 2013 reflect the results of APT's operations for five months, while results of operations for the nine months ended February 29, 2012 do not reflect any results of APT's operations.

	Nine Months Ended February 28, 2013	% of Revenue(1)	Nine Months Ended February 29, 2012	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$1,022,250	58	$882,946	55	$139,304	16
Canada	233,885	13	253,419	16	(19,534)	(8)
North America merchant services	1,256,135	71	1,136,365	71	119,770	11

Europe	390,376	22	360,779	22	29,597	8
Asia Pacific	111,060	6	109,671	7	1,389	1
International merchant services	501,436	29	470,450	29	30,986	7

Total revenues	$1,757,571	100	$1,606,815	100	$150,756	9

Consolidated operating expenses:
Cost of service	$632,124	36.0	$571,685	35.6	$60,439	11
Sales, general and administrative	829,292	47.2	737,593	45.9	91,699	12
Processing system intrusion	8,311	0.5	—	—	8,311	NM
Operating income	$287,844	16.4	$297,537	18.5	$(9,693)	(3)

Operating income for segments:
North America merchant services	$189,809		$204,893		$(15,084)	(7)
International merchant services	162,947		148,063		14,884	10
Corporate	(64,912)		(55,419)		(9,493)	(17)
Operating income	$287,844		$297,537		$(9,693)	(3)

Operating margin for segments:
North America merchant services	15.1%		18.0%		(2.9)%
International merchant services	32.5%		31.5%		1.0%
(1) Percentage amounts may not sum to the total due to rounding.

Processing System Intrusion

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. Our investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. The merchants who could potentially be affected are limited to those based in the U.S. We cannot verify those potentially affected as it is unclear whether any information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individuals.

As a result of this event, certain card networks removed us from their list of PCI DSS compliant service providers. Our work to remediate our systems and processes is complete. We hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems. Our QSA completed the evaluation of our remediation work. Global Payments Direct, Inc, our primary operating entity, has been returned to the list of PCI DSS compliant service providers and we have received reports on compliance covering all of our systems. To date, we have not experienced a material loss of revenue that we can confirm has been related to this event. However, this event and our related remediation efforts could potentially have a negative impact on future revenues.

During the nine months ended February 28, 2013, we recorded $8.3 million of expense associated with this incident, bringing the life-to-date total expense to $92.7 million. Of this life-to-date expense, $77.1 million represents costs incurred through February 28, 2013 for professional fees and other costs associated with the investigation and remediation, incentive payments to certain business partners and costs associated with credit monitoring and identity protection insurance. An additional $35.6 million represents total fraud losses, fines and other charges that have been imposed upon us by the card networks. We have also recorded $20.0 million of insurance recoveries based on claims submitted to date as discussed below. The $18.0 million of insurance recoveries we recorded during the three months ended February 28, 2013 resulted in a net credit of $1.2 million for total processing system intrusion costs for the quarter. During the nine months ended February 28, 2013, we reduced our accrual for fraud losses, fines and other charges by $31.8 million. We based our initial estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary communications with the networks. We have now reached resolution with the networks and made payments to certain networks, resulting in charges that were less than our initial estimates. The primary difference between our initial estimates and the final charges relates to lower fraud related costs attributed to this event than previously expected. The following table reflects the activity in our accrual for fraud losses, fines and other charges for the nine months ended February 28, 2013 (in thousands):

Balance at May 31, 2012	$67,436
Adjustments	(31,781)
Subtotal	35,655
Payments	(33,840)
Balance at February 28, 2013	$1,815

We expect to make final payments to networks for fraud losses, fines and other charges during the fourth quarter of fiscal year 2013. We anticipate that we will continue to incur professional fees and other costs associated with remediation during the fourth quarter of fiscal 2013 resulting in expected total net expense for the 2013 fiscal year of $20 million.

We are insured under policies that will provide coverage of certain costs associated with this event. The policies provide a total of $30.0 million in policy limits and contain various sub-limits of liability and other terms, conditions and limitations, including a $1.0 million deductible per claim. Our insurers have been advised of the circumstances surrounding our recent event. During fiscal year 2012, we recorded $2.0 million in insurance recoveries based on claims submitted to date. During the nine months ended February 28, 2013, we received assessments from certain networks and submitted additional claims to the insurers and recorded $18.0 million in additional insurance recoveries based on our negotiations with our insurers. We will record receivables for any additional recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated. We anticipate that we may receive additional insurance recoveries of up to $10.0 million although the timing of such recoveries is uncertain and such recoveries may not occur in fiscal 2013.

We expect to incur ongoing costs associated with maintaining compliance and security. As we make subsequent investments in data security infrastructure and administration, we anticipate higher corporate general and administrative expense in fiscal year 2014 and beyond than we have experienced in recent years.

A class action arising out of the processing system intrusion was filed against us on April 4, 2012 by Natalie Willingham (individually and on behalf of a putative nationwide class) (the "Plaintiff").  Specifically, Ms. Willingham alleged that we failed to maintain reasonable and adequate procedures to protect her personally identifiable information (“PII”) which she claims resulted in two fraudulent charges on her credit card in March 2012.  Further, Ms. Willingham asserted that we failed to timely notify the public of the data breach.  Based on these allegations, Ms. Willingham asserted claims for negligence, violation of the Federal Stored

Communications Act, willful violation of the Fair Credit Reporting Act, negligent violation of the Fair Credit Reporting Act, violation of Georgia's Unfair and Deceptive Trade Practices Act, negligence per se, breach of third-party beneficiary contract, and breach of implied contract.  Ms. Willingham sought an unspecified amount of damages and injunctive relief. The lawsuit was filed in the United States District Court for the Northern District of Georgia.  On May 14, 2012, we filed a motion to dismiss.  On July 11, 2012, Plaintiff filed a motion for leave to amend her complaint, and on July 16, 2012, the Court granted that motion.  She then filed an amended complaint on July 16, 2012. The amended complaint did not add any new causes of action.  Instead, it added two new named Plaintiffs (Nadine and Robert Hielscher) (together with Plaintiff, the "Plaintiffs") and dropped Plaintiff's claim for negligence per se.  On August 16, 2012, we filed a motion to dismiss the Plaintiffs' amended complaint.  The Plaintiffs' filed their response in opposition to our motion to dismiss on October 5, 2012, and we subsequently filed our reply brief on October 22, 2012.  The magistrate judge issued a report and recommendation recommending dismissal of all of Plaintiffs' claims with prejudice.  The Plaintiffs subsequently agreed to voluntarily dismiss the lawsuit with prejudice, with each party bearing its own fees and costs. This was the only consideration exchanged by the parties in connection with Plaintiffs' voluntary dismissal with prejudice of the lawsuit.  The lawsuit was dismissed with prejudice on March 6, 2013.

This event could result in lawsuits in the future. In addition, governmental entities have made inquiries and may initiate investigations related to the event. We have not recorded any loss accruals related to these items or any other claims (except as described above) that have been or may be asserted against us in relation to this incident as we have not determined that losses associated with any such claims or potential claims are probable. Further, we do not have sufficient information to estimate the amount or range of possible losses associated with such matters. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will accrue our estimate of such loss. If and when we record such an accrual, it could be material and could adversely impact our financial position, results of operations or cash flows.

Revenues

We derive our revenues from four primary sources: charges based on volumes and fees for services, charges based on transaction quantity, equipment sales and rentals, and service fees. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

For the three months ended February 28, 2013, revenues increased 8% to $578.7 million compared to the prior year’s comparable period. For the nine months ended February 28, 2013, revenues increased 9% to $1,757.6 million compared to the prior year’s comparable period. This growth is primarily due to growth driven by our U.S. ISO channel, growth from our gaming business, reduced interchange expenses due to legislation as explained below, and growth in Europe; partially offset by pricing compression in Canada.

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the three months ended February 28, 2013, currency exchange rate fluctuations increased our revenues by $0.8 million compared to the prior year’s comparable period. For the nine months ended February 28, 2013, currency exchange rate fluctuations decreased our revenues by $14.2 million compared to the prior year’s comparable period.

North America Merchant Services Segment

For the three months ended February 28, 2013, revenue from our North America merchant services segment increased 8% to $408.6 million compared to the prior year’s comparable period. For the nine months ended February 28, 2013, revenue from our North America merchant services segment increased 11% to $1,256.1 million compared to the prior year’s comparable period. North America revenue growth was driven by our U.S. ISO channel, growth from our gaming business and reduced interchange expenses due to legislation as explained below.

On June 29, 2011, the Federal Reserve board adopted the final rule implementing Section 1075 (“the Durbin amendment”) of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective October 1, 2011, the Durbin amendment capped the amount of debit interchange that card issuers may charge on debit transactions. Our interchange expenses decreased as a result. We recognize revenue net of interchange expense; therefore, our revenues increased for the three and nine months ended February 28, 2013 as a result of lower interchange expense. We believe that any future benefits are uncertain due to our competitive marketplace.

We grow our United States revenue primarily by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For the three months ended February 28, 2013, our United States direct credit and debit card processed transactions grew 10% compared to the prior year period. For the nine months ended February 28, 2013, our United States direct credit and debit card processed transactions grew 12% compared to the prior year period. Increased spreads, primarily driven by reduced interchange expenses due to legislation, have offset the impact of lower average ticket, which remained flat for the three months ended February 28, 2013 and decreased 2% for the nine months ended February 28, 2013. The decline in average ticket is primarily due to a continued shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants.

For the three months ended February 28, 2013, our Canadian revenue decreased 6%, and our credit and debit card processed transactions grew 2% compared to the prior year period. For the nine months ended February 28, 2013, our Canadian revenue decreased 8%, and our credit and debit card processed transactions grew 3% compared to the prior year period. The decrease in revenue was due to ongoing pricing compression.

International Merchant Services Segment

For the three months ended February 28, 2013, International merchant services revenue increased 10% to $170.2 million compared to the prior year's comparable period. For the nine months ended February 28, 2013, International merchant services revenue increased 7% to $501.4 million compared to the prior year's comparable period.

Our Europe merchant services revenue for the three months ended February 28, 2013 increased 13% to $130.8 million compared to the prior year period.  Our Europe merchant services revenue for the nine months ended February 28, 2013 increased 8% to $390.4 million compared to the prior year period. Our Europe revenue growth was driven by strong transaction growth in all markets.

Our Asia-Pacific merchant services revenue increased 2% for the three months ended February 28, 2013 compared to the prior year’s comparable period. Our Asia-Pacific merchant services revenue increased 1% for the nine months ended February 28, 2013 compared to the prior year’s comparable period. Asia-Pacific revenue was negatively affected by a general economic slowdown in the region resulting in transactions remaining flat for the three months ended February 28, 2013 and a 2% decline in card transactions for the nine months ended February 28, 2013. We expect the trends to continue through the fourth quarter of fiscal 2013.

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

Cost of service increased 12% for the three months ended February 28, 2013, compared to the prior year’s comparable period primarily driven by revenue growth. As a percentage of revenue, cost of service slightly increased for the three months ended February 28, 2013 when compared to the prior year's comparable period due to increased amortization for our acquisitions of APT and Banca Civica. Cost of service increased 11% for the nine months ended February 28, 2013, compared to the prior year’s comparable period primarily driven by revenue growth. As a percentage of revenue, cost of service remained relatively flat for the nine months ended February 28, 2013 when compared to the prior year's comparable period.

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

Sales, general and administrative expenses increased 10% for the three months ended February 28, 2013 compared to the prior year’s comparable period. As a percentage of revenue, sales, general and administrative expense increased to 46.9% for the three months ended February 28, 2013 compared to 46.3% in the prior year’s comparable period. Sales, general and administrative expenses increased 12% for the nine months ended February 28, 2013 compared to the prior year’s comparable period. As a percentage of revenue, sales, general and administrative expense increased to 47.2% for the nine months ended February 28, 2013 compared to 45.9% in the prior year’s comparable period. This increase is primarily due to an increase in commission payments to ISOs.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment decreased 11% for the three months ended February 28, 2013 compared to the prior year’s comparable period. The operating margin was 13.6% and 16.5% for the three months ended February 28, 2013 and February 29, 2012, respectively. Operating income in the North America merchant services segment decreased 7% for the nine months ended February 28, 2013 compared to the prior year’s comparable period. The operating margin was 15.1% and 18.0% for the nine months ended February 28, 2013 and February 29, 2012, respectively. The decrease in operating income was primarily due to pricing compression in Canada. In addition to pricing compression in Canada, growth in our U.S ISO channel also negatively affected operating margins. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs.

Effective October 1, 2011, new debit interchange legislation capped the amount of interchange that card issuers may charge on debit transactions. Our interchange expenses decreased as a result of this. We recognize revenue net of interchange expense; therefore, our revenues increased as a result of lower interchange expense. Increased revenues came primarily through our ISO channel, where reduced interchange fees led to higher revenues and a proportional increase in ISO commission expense, with an associated reduction in our operating margin.

International Merchant Services Segment

Operating income in the International merchant services segment increased 8% to $51.8 million for the three months ended February 28, 2013 compared to the prior year’s comparable period. The operating margin was 30.5% and 31.0% for the three months ended February 28, 2013 and February 29, 2012, respectively. Operating income in the International merchant services segment increased 10% to $162.9 million for the nine months ended February 28, 2013 compared to the prior year’s comparable period. The operating margin was 32.5% and 31.5% for the nine months ended February 28, 2013 and February 29, 2012, respectively. The increase in operating margin for the nine months ended February 28, 2013 is due to strong segment results, partially offset by last year's marketing fee true-up in Spain, whereby Caixabank compensated us for favorable pricing to certain Caixabank customers during the initial phase of our marketing alliance agreement.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, expenses related to our Global Service Center in Manila, Philippines that have not been allocated to our business segments, insurance, employee incentive programs, share-based compensation programs, certain corporate staffing areas, including finance, accounting, information technology, legal, human resources, marketing and executive. We also consider costs associated with the processing system intrusion to be a corporate cost. Our corporate costs decreased 8% to $16.5 million for the three months ended February 28, 2013 compared to the prior year’s comparable period primarily due to the $18.0 million of insurance recoveries we recorded during the three months ended February 28, 2013. Our corporate costs increased 17% to $64.9 million for the nine months ended February 28, 2013 compared to the prior year’s comparable period. This increase is primarily due to costs associated with the processing system intrusion.

Consolidated Operating Income

During the three months ended February 28, 2013, our consolidated operating income decreased $1.6 million to $90.8 million compared to the prior year’s comparable period. During the nine months ended February 28, 2013, our consolidated operating income decreased $9.7 million to $287.8 million compared to the prior year’s comparable period. The decrease in our consolidated operating income is primarily due to costs associated with the processing system intrusion and the on going pricing compression in Canada, partially offset by growth in Europe.

Consolidated Other Income/Expense, Net

Other income and expense consists primarily of interest income and interest expense. Other expense, net, increased to $4.5 million for the three months ended February 28, 2013 compared to $1.3 million in the prior year's comparable period. Other expense increased due to increased borrowings to fund our acquisitions.

Other expense, net, increased to $18.5 million for the nine months ended February 28, 2013 compared to $5.5 million in the prior year's comparable period. The increase in other expense, net is primarily due to a dividend of $8.4 million paid to HSBC, the holder of our redeemable noncontrolling interest in GPAP. This dividend is characterized as interest expense in accordance with ASC 480 (see Note 3 - Business and Intangible Asset Acquisitions). Interest expense also increased due to increased borrowings to fund our acquisitions.

Provision for Income Taxes

Our effective tax rates were 27.2% and 27.8% for the three months ended February 28, 2013 and February 29, 2012, respectively. Our effective tax rates were 28.6% and 29.5% for the nine months ended February 28, 2013 and February 29, 2012, respectively. The effective tax rates for the three and nine months ended February 28, 2013 and February 29, 2012 reflect reductions to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% in each year.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax decreased to $4.4 million from $7.8 million for the three months ended February 28, 2013 and February 29, 2012, respectively. Noncontrolling interests, net of tax decreased to $17.0 million from $22.8 million for the nine months ended February 28, 2013 and February 29, 2012, respectively. We stopped attributing income to the GPAP redeemable noncontrolling interest subsequent to July 26, 2012, the date of our agreement to purchase HSBC's interest.

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

At February 28, 2013, we had cash and cash equivalents totaling $683.0 million. Of this amount, we consider $223.4 million to be available cash. Our available cash balance includes $186.7 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-U.S. acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

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

At February 28, 2013, our cash and cash equivalents included $291.4 million related to merchant reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize merchant reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 in the notes to the consolidated financial statements for additional details.

Operating activities provided net cash of $204.8 million during the nine months ended February 28, 2013 compared to using net cash of $226.8 million during the prior year’s comparable period. The increase in cash flow from operating activities was primarily due the change in net settlement processing assets and obligations of $511.8 million. See Settlement processing assets and obligations under Note 1 in the notes to the unaudited consolidated financial statements for additional details. This increase in cash flow from operating activities was partially offset by payments of expenses and insurance recoveries associated with the processing system intrusion.

Net cash used in investing activities increased $392.8 million to $506.3 million for the nine months ended February 28, 2013 from the prior year’s comparable period, primarily due to our use of $410.2 million and $22.9 million for the acquisitions of APT and Banca Civica, respectively, during the nine months ended February 28, 2013.

For the nine months ended February 28, 2013, financing activities provided $196.1 million in cash compared to $268.0 million cash used in financing activities in the prior year. The increase in cash provided by financing activities was primarily related to net proceeds of long-term debt of $645.5 million during the nine months ended February 28, 2013 compared to net payments of $91.1 million during the prior year’s comparable period. We used $242.0 million of these proceeds to purchase the remaining 44% of GPAP from HSBC. We also repurchased 2,323,472 of our common stock with a cash payment of $137.7 million during the nine months ended February 28, 2013 compared to our repurchase of 2,290,059 shares of our common stock with a cash payment of $99.6 million during the nine months ended February 29, 2012.

On July 26, 2012, our Board of Directors approved a share repurchase program that authorized the purchase of up to $150.0 million of Global Payments' stock in the open market at the current market price, subject to market conditions, business opportunities, and other factors. On January 8, 2013 our Board of Directors approved an additional share repurchase authorization of up to $150.0 million, bring the total share repurchase authorization to $300.0 million.

On January 14, 2013, pursuant to the authorization described above, we entered into an Accelerated Share Repurchase program (''ASR'') with a financial institution to repurchase an aggregate of $125.0 million of the company's common stock. In exchange for an up-front payment of $125.0 million, the financial institution committed to deliver a number of shares during the ASR's purchase period, which ends no later than May 31, 2013. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the purchase period based on the volume weighted average price of our stock during that period. In the third quarter of fiscal 2013, 2,023,472 shares were initially delivered to us. This does not represent the final number of shares to be delivered under the ASR. These shares were retired and accounted for as a reduction to shareholders' equity in the consolidated balance sheet. We accounted for the initial delivery of shares component of the ASR as a repurchase of common stock for purposes of calculating earnings per share. We accounted for the variable component of shares to be delivered under the ASR as a forward contract indexed to our stock which met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument, but instead was also accounted for as a component of equity.

In addition to the ASR, we repurchased 300,000 shares of our common stock at a cost of $12.7 million, or an average of $42.18 per share, including commissions during the nine months ended February 28, 2013.

On September 28, 2012, we closed a new five-year senior unsecured term loan facility of $700.0 million and a $150.0 million increase to our existing $600.0 million senior unsecured revolving credit facility arranged by a syndicate of lenders, which we used to partially fund our APT acquisition, the acquisition of the noncontrolling interest associated with our Asia-Pacific merchant services business and to repay the outstanding balance on our Corporate Credit Facility. The term loan facility expires in September 2017, while the revolver maturity is unchanged at December 2015.  Both agreements carry a short-term variable interest rate plus a leverage-based margin.  We used the proceeds to fund the APT acquisition described below and to repay a portion of our existing debt.

On October 1, 2012, we completed the acquisition of APT for $413.0 million less working capital. We acquired APT, a provider of fully-integrated payment technology solutions for small and medium sized merchants, to expand our direct distribution capabilities in the United States. Prior to the acquisition, we had an ISO distribution relationship with APT and processed transactions for the majority of APT's merchants. As a result, our revenue will not materially change with this acquisition. Additionally, with the acquisition, we will no longer pay a monthly residual to APT. We funded the acquisition with the new financing described above.

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

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2012 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	February 28, 2013	May 31, 2012
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$284,055	$229,500
Short-term lines of credit:
United Kingdom Credit Facility	63,201	85,102
Hong Kong Credit Facility	36,182	54,564
Canada Credit Facility	—	20,033
Malaysia Credit Facility	13,841	12,844
Spain Credit Facility	22,480	17,241
Singapore Credit Facility	8,993	10,318
Philippines Credit Facility	7,426	6,336
Maldives Credit Facility	1,610	4,219
Macau Credit Facility	1,826	2,443
Sri Lanka Credit Facility	2,343	2,291
Taiwan Credit Facility	9,250	—
Total short-term lines of credit	167,152	215,391
Total lines of credit	451,207	444,891
Notes Payable	6,739	10,089
Term loans	665,000	73,396
Total debt	$1,122,946	$528,376

Current portion	$239,484	$291,811
Long-term debt	883,462	236,565
Total debt	$1,122,946	$528,376

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. As of February 28, 2013, the interest rate on the Corporate Credit Facility was 2.26% and the facility expires on December 7, 2015. In September 2012, in conjunction with entering into a new $700.0 million term loan, we executed the accordion feature of our Corporate Credit Facility and increased the size of the facility from $600.0 million to $750.0 million. Our short-term line of credit facilities are used to fund settlement and provide a source of working capital. With certain of our credit facilities, the facility nets the amounts pre-funded to merchants against specific cash balances in local Global Payments accounts, which we characterize as cash and cash equivalents.  Therefore, the amounts reported in lines of credit, which represents the amounts pre-funded to merchants, may exceed the stated credit limit, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our lines of credit at February 28, 2013 were $1,215.3 million, of which $465.9 million is available under our Corporate Credit Facility.

During the quarter ended February 28, 2013 the maximum and average borrowings under our credit facilities were $1,457.5 million and $1,180.1 million, respectively. The weighted average interest rates on these borrowings were 1.81% and 2.03%, respectively.
During the nine months ended February 28, 2013, the United Kingdom Credit Facility has been increased from £80 million to £140 million and amended to facilitate borrowings in multiple currencies. During the nine months ended February 28, 2013, the Spain Credit Facility has been increased from €210 million to €230 million.

Term Loans

In September 2012, we entered into a five-year unsecured $700.0 million term loan agreement, with a syndicate of banks, which we used to fund our APT acquisition, to partially fund the December 2012 acquisition of the noncontrolling interest associated with our Asia-Pacific merchant services business (see Note 3 - Business and Intangible Asset Acquisitions) and to repay the outstanding balance on our Corporate Credit Facility. The term loan expires in September 2017 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of February 28, 2013, the interest rate on the term loan was 2.20%. The term loan has scheduled quarterly principal payments of $17.5 million at the end of each fiscal quarter through maturity. As of February 28, 2013, the outstanding balance of the term loan was $665.0 million.

During the quarter ended February 28, 2013, we paid off our five-year unsecured $200.0 million term loan agreement with a syndicate of banks. The term loan had a variable interest rate, at our election, based on the prime rate or LIBOR, plus a leverage based margin.

On July 10, 2012, we paid off the remaining $13.5 million outstanding of our $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. The term loan had a variable interest rate based on LIBOR plus a leverage based margin.

Notes Payable

UCS, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $6.7 million at February 28, 2013. These notes have fixed interest rates of 8.5% with maturity dates ranging from March 2013 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our Corporate Credit Facility and $700.0 million term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00; and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the nine months ended February 28, 2013.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the nine months ended February 28, 2013, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2012. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2012 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

A substantial amount of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure. For the nine months ended February 28, 2013, currency rate fluctuations decreased our revenues by $14.2 million and our diluted earnings per share by $0.03. To calculate this we converted our fiscal 2013 actual revenues and expenses from continuing operations at fiscal 2012 currency exchange rates.

Item 4. Controls and Procedures

As of February 28, 2013, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In connection with management's evaluation, our management team excluded from its assessment of our internal control over financial reporting as of February 28, 2013, the internal controls relating to Accelerated Payment Technologies ("APT"), which we acquired on October 1, 2012. This exclusion was in accordance with the Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management's report on internal controls over financial report in the year of acquisition.

Other than discussed in the previous paragraph, there were no changes in our internal control over financial reporting during the quarter ended February 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

A class action arising out of the processing system intrusion was filed against us on April 4, 2012 by Natalie Willingham (individually and on behalf of a putative nationwide class).  Specifically, Ms. Willingham alleged that we failed to maintain reasonable and adequate procedures to protect her personally identifiable information (“PII”) which she claims resulted in two fraudulent charges on her credit card in March 2012.  Further, Ms. Willingham asserted that we failed to timely notify the public of the data breach.  Based on these allegations, Ms. Willingham asserted claims for negligence, violation of the Federal Stored Communications Act, willful violation of the Fair Credit Reporting Act, negligent violation of the Fair Credit Reporting Act, violation of Georgia's Unfair and Deceptive Trade Practices Act, negligence per se, breach of third-party beneficiary contract, and breach of implied contract.  The Plaintiff sought an unspecified amount of damages and injunctive relief. The lawsuit was filed in the United States District Court for the Northern District of Georgia.  On May 14, 2012, we filed a motion to dismiss.  On July 11, 2012, Plaintiff filed a motion for leave to amend her complaint, and on July 16, 2012, the Court granted that motion.  Plaintiff filed an amended complaint on July 16, 2012. The amended complaint did not add any new causes of action.  Instead, it added two new named Plaintiffs (Nadine and Robert Hielscher) and dropped Plaintiff's claim for negligence per se.  On August 16, 2012, we filed a motion to dismiss the Plaintiffs' amended complaint.  The Plaintiffs' filed their response in opposition to our motion to dismiss on October 5, 2012, and we subsequently filed our reply brief on October 22, 2012.  The magistrate judge issued a report and recommendation recommending dismissal of all of Plaintiffs' claims with prejudice.  The Plaintiffs' subsequently agreed to voluntarily dismiss the lawsuit with prejudice, with each party bearing its own fees and costs. This was the only consideration exchanged by the parties in connection with Plaintiffs' voluntary dismissal with prejudice of the lawsuit.  The lawsuit was dismissed with prejudice on March 6, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the third quarter of fiscal 2013, the approximate average price paid, including commissions, and the approximate dollar value remaining available for purchase are as follows:

Period	Total Number of Shares (or Units) Purchased	Approximate Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1, 2012 - December 31, 2012	—	—	—	—
January 1, 2013 - January 31, 2013	2,023,472	$49.42	2,023,472	$162,346,924
February 1, 2013 - February 28, 2013	—	—	—	—
Total	2,023,472	$49.42	2,023,472	$162,346,924

Note: On July 26, 2012, our Board of Directors approved a share repurchase program that authorized the purchase of up to $150.0 million of Global Payments' stock in the open market at the current market price, subject to market conditions, business opportunities, and other factors. On January 8, 2013 our Board of Directors approved an additional share repurchase authorization of up to $150.0 million, bringing the total share repurchase authorization to $300.0 million. On January 14, 2013, pursuant to this authorization, we entered into an Accelerated Share Repurchase program (''ASR'') with a financial institution to repurchase an aggregate of $125.0 million of the company's common stock. In exchange for an up-front payment of $125.0 million, the financial institution committed to deliver a number of shares during the ASR's purchase period, which ends no later than May 31, 2013. The total number of shares ultimately delivered, and therefore the average price paid per share, will be determined at the end of the purchase period based on the volume weighted average price of our stock during that period.

Item 6. Exhibits

List of Exhibits

3.1	Amended and Restated Articles of Incorporation of Global Payments Inc., filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q dated February 28, 2013, File No. 001-16111.

3.2	Sixth Amended and Restated By-laws of Global Payments Inc., filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q dated February 28, 2013, File No. 001-16111.

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

101
The following financial information from the Quarterly Report on Form 10-Q for the third quarter ended February 28, 2013, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: April 2, 2013    /s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: April 2, 2013    /s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer