Form 10-K
period 2013-05-31
GLOBAL PAYMENTS INC
filed 2013-07-25
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2013
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
NONE
(Title of Class)
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐
Non-accelerated filer ☐    Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $3,416,096,919.
The number of shares of the registrant's common stock outstanding at July 16, 2013 was 75,579,170 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2013 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2013 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1- BUSINESS

General Developments

Financial Highlights

In the year ended May 31, 2013, or fiscal 2013, revenue increased 7.8% to $2,375.9 million from $2,203.8 million in the year ended May 31, 2012, or fiscal 2012. This revenue growth is primarily due to growth driven by our U.S. ISO channel, growth from our direct sales channels and gaming business, and growth in Europe; partially offset by market-based pricing compression in Canada.

Consolidated operating income was $357.2 million for fiscal 2013, compared to $307.3 million for fiscal 2012. Consolidated operating income for both fiscal years 2013 and 2012 includes processing system intrusion costs of $36.8 million and $84.4 million, respectively. Net income attributable to Global Payments increased $27.9 million, or 14.8%, to $216.1 million in fiscal 2013 from $188.2 million in the prior year, resulting in a $0.39 increase in diluted earnings per share to $2.76 in fiscal 2013 from $2.37 in fiscal 2012.

North America merchant services segment revenue increased $138.4 million, or 8.8%, to $1,705.7 million in fiscal 2013 from $1,567.3 million in fiscal 2012. North America merchant services segment operating income decreased to $258.9 million in fiscal 2013 from $281.3 million in fiscal 2012, with operating margins of 15.2% and 17.9% for fiscal 2013 and 2012, respectively.

International merchant services segment revenue increased $33.6 million, or 5.3%, to $670.2 million in fiscal 2013 from $636.6 million in fiscal 2012. International merchant services segment operating income also increased to $211.2 million in fiscal 2013 from $196.1 million in fiscal 2012, with operating margins of 31.5% and 30.8% for fiscal 2013 and 2012, respectively.

Refer to “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” for a detailed explanation of these results.

Fiscal 2013 Acquisitions

During fiscal 2013, we completed three strategic acquisitions which expanded our distribution capabilities in the United States, the Asia-Pacific region and Spain. In October 2012, we acquired Accelerated Payment Technologies ("APT"), a U.S. provider of fully-integrated payment technology solutions for small and medium sized merchants for a purchase price of $413.0 million, less working capital. In December 2012, we completed the purchase of HSBC Asia's ("HSBC") 44% interest in Global Payments Asia-Pacific Limited ("GPAP") for $242.0 million. Also in December 2012, Comercia Global Payments Entidad de Pago, S.L. ("Comercia") completed the acquisition of the merchant acquiring business of Banca Civica, S.A. ("Civica") from CaixaBank, S.A. ("CaixaBank"), based in Spain, for €17.5 million ($22.9 million equivalent as of the acquisition date).

Business Description

Global Payments Inc. is a leading provider of electronic payments transaction processing services for consumers, merchants, independent sales organizations (“ISO”s), financial institutions, government agencies and multi-national corporations located throughout the United States, Canada, Brazil, the United Kingdom, Spain, the Republic of Malta, the Czech Republic, the Russian Federation and the Asia-Pacific region. We serve as an intermediary to facilitate electronic payment transactions and operate in two business segments, North America Merchant Services and International Merchant Services. We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in the payments business since 1967.

Our North America merchant services and International merchant services segments target customers in many vertical industries including financial institutions, gaming, government, health care, professional services, restaurants, retail, universities, nonprofit organizations and utilities. Please see Note 14 - Segment Information in the notes to consolidated financial statements for additional segment information and “Item 1A - Risk Factors” for a discussion of risks involved with our operations.

Merchant Services Overview

Our merchant acquiring services are similar around the world in that we accept a variety of card and electronic based payments at the point of sale. Our primary business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of ISOs that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. These particular services are marketed in the United States, Canada, and parts of Eastern Europe.

We provide our merchant customers with the ability to accept check, card and electronic-based payments. The term “merchant” generally refers to any organization that accepts credit or debit cards for the payment of goods and services. We sell our services through multiple sales channels around the world and target customers in many vertical industries. Card-based payment forms consist of credit, debit, gift, stored value, and electronic benefits transfer cards. Credit and debit card transaction processing includes the processing of the world's major international card brands, including American Express, China UnionPay, Discover, JCB, MasterCard, Visa and non-traditional payment methods, as well as certain domestic debit networks, such as Interac in Canada. Electronic payment processing involves a consumer or cardholder acquiring goods or services from a merchant and using a credit or debit card or other electronic method as the form of payment. We are the processing intermediary between the merchant, the credit and debit networks and the financial institutions that issue cards. Our comprehensive offerings include terminal sales and deployment, front-end authorization processing, settlement and funding processing, full customer support and help-desk functions, chargeback resolution, industry compliance, PCI security, consolidated billing and statements, and on-line reporting. Our value proposition is to provide high quality, responsive, secure and full end-to-end service to all of our customers. Currently, we focus on merchant customers in the United States, Canada, Brazil, the United Kingdom, Spain, the Republic of Malta, the Czech Republic, the Russian Federation and the Asia-Pacific region.

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

In order to provide credit and signature-based debit card transaction processing services for MasterCard and Visa, we must either be a member of these systems or be designated as a certified processor by MasterCard and Visa in addition to being a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. Currently, these designations are dependent upon member clearing banks of either organization sponsoring us and our adherence to the standards of the MasterCard and Visa networks. A financial institution that is a member of the MasterCard and Visa card networks (which we refer to in this discussion as Member) must sponsor an electronic transaction payment processor such as Global Payments. We have financial institution sponsors in the various markets where we facilitate payment transactions with whom we have sponsorship or depository and clearing agreements. These agreements allow us to route transactions under the member banks' control and identification numbers to clear credit card transactions through MasterCard and Visa. Certain of the member financial institutions of MasterCard and Visa are our competitors. MasterCard and Visa set the standards with which we must comply. In certain markets, we are members in various payment networks, allowing us to process and fund transactions without third-party financial institution sponsorship. We intend to pursue memberships in additional markets in the future.

In many markets we also provide credit card transaction processing for Discover Financial Services or Discover Card (“Discover”) and are designated as an acquirer by Discover. This designation provides us with a direct relationship between us and Discover, and therefore a Member sponsorship is not required. Our agreement with Discover allows us to route and clear transactions directly through Discover's network. Otherwise, we process Discover transactions similarly to the way we process MasterCard and Visa transactions. Discover publishes acquirer operating regulations with which we must comply. We use our Members to assist in funding merchants for Discover transactions.

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

How a Card Transaction Works

A typical card transaction begins when a cardholder presents a card for payment at a merchant location where the card information is captured by a Point of Sale ("POS") terminal card reader or mobile phone card reader, which may be sold, leased, or rented, and serviced by Global Payments. Alternatively, card and transaction information may be captured and transmitted to our network through a POS device by one of a number of products that we offer directly or through a value added reseller (“VAR”). The terminal electronically records sales draft information, such as the card identification number, transaction date and value of the goods or services purchased.

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

Timing differences, interchange expense, merchant reserves and exception items cause differences between the amount the Member receives from the card networks and the amount funded to the merchants. The standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we generally follow a net settlement process by region whereby, if the incoming amount from the card networks precedes the Member's funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member, in an account at the Member bank, and record a corresponding liability. Conversely, if the Member's funding obligation to the merchant precedes the incoming amount from the card networks, the amount of the Member's net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member may assess a funding cost. Each participant in the transaction process receives compensation for its services.

As an illustration, shown below, on a $100.00 credit card transaction, the card issuer may fund the Member $98.50 after retaining approximately $1.50 referred to as an interchange fee or interchange expense. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder's monthly credit card bill. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require Global Payments to advance the Member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction, or discount, to cover the full amount of the interchange fee and our net revenue from the transaction. If our discount rate for the merchant in the above example was 2.00%, we would bill the merchant $2.00 at the end of the month for the transaction, reimburse ourselves for approximately $1.50 in interchange fees and retain $0.50 or 0.50% as our net revenue for the transaction. Discount rates vary based on negotiations with merchants and the economic characteristics of transactions. Interchange also varies based on the economic characteristics of individual transactions. Accordingly, our net revenue per transaction varies across our merchant base and is subject to change based on changes in discount rates and interchange rates. Our profit on the transaction reflects the net revenue less operating expenses, including assessments and other network fees, systems cost to process the transaction and commissions paid to our sales force or ISO. Assessments are fees charged by Visa and MasterCard based on the dollar value of transactions processed through their networks.

Illustrative Card Transaction Flow

globalpayments
(C) Acquirer
Authorization and Transaction Data
Authorization and Transaction Data
(D) Card Issuer
Card Network
Funding Instructions
$1.50
$98.50
Transaction Data
$2.00
Monthly Statement
$100.00
Bill
$100.00
Member/ Settlement Bank
(B) Merchant
Goods and Services
Present Card
(A) Cardholder

Business Segments

North America Merchant Services Segment

North America merchant services revenues represent 71.8% of our total consolidated fiscal 2013 revenues and includes operations in the United States, Canada and Brazil. In the United States, we sell our services via ISOs, a direct sales force, trade associations, integrated payment technology, agent and VAR referral arrangements, as well as proprietary telesales groups.

Our ISO channel targets a variety of merchant types with typical annual bankcard volumes of $150,000 or less. The ISOs contract with Global Payments to provide processing and other services depending on the ISOs' requirements. These contracts are multi-year and priced by service on a per transaction basis. The ISOs act as a third-party sales group selling Global Payments-branded merchant acquiring products and services, with the majority of Global Payments ISOs marketing direct merchant acquiring. Because Global Payments is a primary party to the merchant contract as a result of our bank sponsor relationship, the full amount of fees collected from the merchant, net of interchange, is recorded as revenue. The excess of revenue earned over our cost to process the transaction plus the ISO contractual transaction fee is remitted to the ISO in the form of a residual payment on a monthly basis and is recorded in Sales, general and administrative expenses.

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

Our integrated payment technologies channel, or APT, sells integrated payment solutions to more than 30 different vertical markets gaining market share by signing new enterprise solution providers and by signing new merchants within existing enterprise solution providers already supported by APT.

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

In the indirect merchant services channel we provide merchant services to financial institutions and a limited number of ISOs that, in turn, resell our products and services.

International Merchant Services Segment

International merchant services revenues represent 28.2% of our total consolidated fiscal 2013 revenues and include operations in Europe and the Asia-Pacific region. Our business in Europe is primarily located in the United Kingdom, Spain, the Republic of Malta, Czech Republic, and the Russian Federation. Our Asia-Pacific region includes the following eleven countries and territories: Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, the Philippines, Singapore, Sri Lanka and Taiwan. We have a direct sales force in the United Kingdom, Spain, the Republic of Malta, the Russian Federation and the Asia-Pacific region through which we primarily sell our direct merchant acquiring services while leveraging our bank referral relationships. In the Czech Republic and the Russian Federation we also provide indirect merchant acquiring services.

Total revenues from our segments, by geography, are as follows (in thousands):

	Year Ended May 31,
	2013	2012	2011

Revenues:
United States	$1,394,675	$1,234,818	$1,031,997
Canada	311,000	332,434	330,872
North America merchant services	1,705,675	1,567,252	1,362,869

Europe	522,593	489,300	359,567
Asia-Pacific	147,655	147,295	137,366
International merchant services	670,248	636,595	496,933

Consolidated revenues	$2,375,923	$2,203,847	$1,859,802

Industry Overview

Payment processing service providers offer electronic transaction payment processing and support services directly to merchants, multinational corporations, financial institutions and ISOs.

We are a leading mid-market and small-market merchant acquirer in the United States and we primarily compete with First Data Corporation, Bank of America Merchant Services, Chase Paymentech, Wells Fargo, Vantiv, Heartland Payment Systems and Elavon.

In Canada, we have significant market share. We consider Moneris Solutions, Chase Paymentech Solutions and TD Merchant Services to be major competitors in the Canadian market. Moneris Solutions is a joint venture between the Royal Bank of Canada and the Bank of Montreal.

In the European and Asia-Pacific regions, financial institutions remain the primary providers of payment processing services to merchants, although the outsourcing of merchant processing services to third-party service providers is becoming more prevalent. Processing services have become increasingly complex, requiring significant capital commitments to develop, maintain and update the systems necessary to provide these advanced services at a competitive price.

In Spain, we hold the number one market share position and our primary competitors are Banco Bilbao Vizcaya Argentaria, S.A, Caja Madrid, Santander, and Banco Popular although all banks offer some form of card processing in line with the traditional full service model in the market.

In the United Kingdom, we believe we hold the number three market position compared to our primary competitors WorldPay and Barclays. In Spain, we hold the number one market share position and our primary competitors are Banco Bilbao Vizcaya Argentaria, S.A and Caja Madrid, although all banks offer some form of card processing in line with the traditional full service model in the market.  While we have a market-leading position with our partner CaixaBank, we are expecting similar models to become more prevalent as further consolidation occurs in the banking sector. We believe we hold the number one market share position amongst non-bank processors in the Russian Federation in a highly fragmented payments market. Our competition is made up of various financial institutions, including Sberbank, VTB, Raiffeisen Bank, and Russian Standard Bank. In the Czech Republic, our primary competitors are First Data, SiNSYS, and Euronet. In the Asia-Pacific region, our primary competition is from financial institutions that offer merchant acquiring services in each of our eleven markets.

As a result of continued growth in our industry, several large merchant acquirers, including us, have expanded operations both domestically and internationally in the form of acquisitions and the creation of alliances and joint ventures. We believe that the electronic payment transaction processing industry will continue to consolidate as banks and independent processors that do not have the necessary infrastructure may look to exit the business.

We believe that electronic transactions will continue to grow in the future and that an increasing percentage of these transactions will be processed through emerging technologies.  To help reduce transaction costs and accelerate the transaction approval process, we have integrated new technologies into our service offerings such as internet protocol communications and check truncation or conversion at the point of sale.  In order to support and integrate payments into our merchants' various business solutions utilized through VARs, we created a developer portal simplifying the payment enablement process with multiple VARs.  We are also able to offer our customers integrated e-commerce solutions.  Through our VAR relationships, we have several products that support radio frequency identification for contactless payment cards as well as near field communication enabled smartphones that contain mobile wallet software, which position Global Payments to participate in mobile payments. We also offer customers the ability to accept payments utilizing a mobile device as a point of sale terminal. As mobile payments continue to evolve and are desired by merchants and consumers, we intend to continue partnering and developing new products and services that will leverage the benefits that these new technologies can offer our customers.  We also believe that new markets will continue to develop in areas that have been previously dominated by paper-based transactions.  Industries such as e-commerce, healthcare, education, government, recurring payments, and business-to-business should continue to see transaction volumes migrate to more electronic-based settlement solutions.  We believe that the continued development of new products and services and the emergence of new vertical markets will be a factor in the growth of our business for the foreseeable future.

Strategy

We seek to leverage the adoption of, and transition to, card and electronic-based payments by expanding market share in our existing markets through our distribution channels and through acquisitions and also enter new markets through acquisitions around the world. We intend to continue to invest in and leverage our technology infrastructure and our people to increase our penetration in existing markets. Our objectives include:

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

•	focus on high potential markets and channels including emerging technologies;

•	continue to develop seamless multinational solutions for leading global customers;

•	provide customer service at levels that exceed our competition, while investing in technology, training and product enhancements;

•	provide enhanced products and services by developing value-added applications, enhancing existing products and developing new systems and services to blend technology with customer needs;

•	drive efficiencies throughout our technology infrastructure ;

•	pursue potential domestic and international acquisitions or investments in and alliances with companies that have high growth potential or significant market presence

Safeguarding Our Business

Privacy and security are central to our service. We work with information security and forensics firms and employ advanced technologies to investigate and address issues related to processing system security. We also work with industry third parties, regulators and law enforcement to resolve security incidents and assist in efforts to prevent unauthorized access to our processing system.

In early March 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. Our investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. The merchants who could potentially be affected are limited to those based in the U.S. We cannot verify those potentially affected as it is unclear whether any information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individuals.

As a result of this event, certain card networks removed us from their list of PCI DSS compliant service providers. Our work to remediate our systems and processes is complete. We hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems. Our QSA completed the evaluation of our remediation work. Global Payments Direct, Inc., our primary operating entity, has been returned to the list of PCI DSS compliant service providers and we have received reports on compliance covering all of our systems. To date, we have not experienced a material loss of revenue that we can confirm has been related to this event. However, this event and our related remediation efforts could potentially have a negative impact on future revenues. Please see Note 2 - Processing System Intrusion in the notes to consolidated financial statements for additional processing system intrusion information.

Employees

As of May 31, 2013, we had 3,954 employees. Many of our employees are highly skilled in technical areas specific to electronic transaction payment processing. We believe that our current and future operations depend substantially on retaining our key technical employees.

Government Regulation

Various aspects of our business are subject to regulation and supervision under federal, state and local laws in the United States, as well as laws and regulations that affect the electronic payments industry in the countries in which we operate. In addition, we are subject to rules promulgated by the various payment networks, including Visa, MasterCard, Discover, American Express, China UnionPay and Interac; the Payment Services Directive in Europe; as well as a variety of other regulations, including escheat laws and applicable privacy and information security regulations. In addition, because we provide data processing services to banks and other financial institutions, we are subject to examination by the Federal Financial Institutions Examination Council (FFIEC). Set forth below is a brief summary of some of the significant laws and regulations that apply to the Company. These descriptions are not exhaustive and are qualified in their entirety by reference to the particular statutory or regulatory provision.

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which has resulted in significant structural and other changes to the regulation of the financial services industry. The Dodd-Frank Act directed the Board of Governors of the Federal Reserve (“Board”) to regulate the debit interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction. The Act requires that these fees be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. On June 29, 2011, the Board announced the final rules governing debit card interchange fees, and routing and exclusivity restrictions. Under these rules, debit interchange rates for card issuers with assets of $10 billion or more are capped at $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer's fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In addition, the rules contain prohibitions on network exclusivity and merchant routing restrictions that require a card issuer to enable at least two unaffiliated networks on each debit card, prohibit card networks from entering into exclusivity arrangements, and restrict the ability of issuers or networks to mandate transaction routing requirements. The interchange fee limitations and prohibition on merchant routing restrictions took effect on October 1, 2011. The prohibition on network exclusivity arrangements took effect on October 1, 2011 for payment card networks and April 1, 2012 for most debit card issuers. In addition, the prohibition on network exclusivity arrangements were effective for certain health and benefit cards and general-use prepaid cards on April 1, 2013.

The Dodd-Frank Act also created the Financial Stability Oversight Council (“FSOC”), which was established to, among other things, identify risks to the stability of the U.S. financial system. The FSOC has the authority to require supervision and regulation of nonbank financial companies by the Federal Reserve if the FSOC determines either that (i) material financial distress at the nonbank financial company or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of activities of the nonbank financial company could pose a threat to the financial stability of the United States. Such companies, commonly known as “systemically important financial institutions” or “SIFIs,” will be subject to heightened prudential standards such as risk-based capital requirements, liquidity requirements, and short-term debt limits. In June 2013, the FSOC reportedly voted on its first set of proposed SIFIs, though such designated companies are not publicly disclosed. The FSOC has not publicly designated the Company as a proposed SIFI. Additionally, the FSOC has the authority to designate financial market utilities (“FMUs”) and financial institutions engaged in payment, clearing and settlement (“PCS”) activities as systemically important if the FSOC determines that failure or disruption to the functioning of the FMU or conduct of the PCS activities could threaten the stability of the U.S. financial system. Such a designation will subject the FMU or financial institution to oversight and risk management standards established by the Federal Reserve (in consultation with the FSOC and certain other applicable regulatory agencies). Early indications suggest that the FSOC is focused on the regulation of financial services companies that operate unregulated wholesale transfer systems or engage in largely unregulated commodities, derivatives and currency markets, and not on entities such as the Company.

Payment Network Rules

We are subject to the rules of MasterCard, Visa, Discover, China UnionPay and Interac, and other payment networks. In order to provide our transaction processing services, several of our subsidiaries are registered with MasterCard and Visa as service providers for member institutions and with other networks. Accordingly, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions.

Banking Laws and Regulations

Because we provide data processing and technology services to banks and other financial institutions, we are subject to examination by the FFIEC. The FFIEC is an interagency body comprised of the federal bank and credit union regulators (i.e. the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the Bureau of Consumer Financial Protection). The FFIEC examines large data processors in order to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry. In addition, we are subject to Directive 2007/64/EC in the European Union (the "Payment Services Directive”), which was implemented in most European Union member states through national legislation. As a result of this legislation, we are subject to regulation and oversight in certain EU member nations, including the requirement that we maintain specified regulatory capital.

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

Anti-money Laundering and Counter Terrorist Requirements

Regulations issued by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury place prohibitions and restrictions on all U.S. citizens and entities, including the Company, with respect to transactions by U.S. persons with specified countries and individuals and entities identified on OFAC's Specially Designated Nationals list (for example, individuals and companies owned or controlled by, or acting for or on behalf of, countries subject to certain economic and trade sanctions, as well as terrorists, terrorist organizations and narcotics traffickers identified by OFAC under programs that are not country specific). Similar requirements apply to transactions and to dealings with persons and entities specified in lists maintained in other countries. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments and that allow our customers to protect against having direct business dealings with such prohibited countries, individuals or entities.

Debt Collection Laws

Our subsidiaries, Global Payments Check Services, Inc. and Global Payments Check Recovery Services, Inc., are subject to the Fair Debt Collection Practices Act and similar state laws in connection with their check guarantee and recovery services, which guarantee the payment of checks or collection of returned checks on behalf of certain merchants. These laws are designed to eliminate abusive, deceptive, and unfair debt collection practices and require licensing at the state level. Global Payments Check Services, Inc. and Global Payments Check Recovery Services, Inc. have procedures in place to comply with the requirements of these laws and are licensed in a number of states in order to engage in collection in those states.

Escheat Laws

We are subject to unclaimed or abandoned property laws in the U.S. and in foreign countries that require us to transfer to certain government authorities the unclaimed property of others that we hold when that property has been unclaimed for a certain period of time. Moreover, we are subject to audit by state regulatory authorities with regard to our escheatment practices.

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission, or the SEC. You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance, including our code of ethics for senior financial officers, are also available in the investor information section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing us using the address on the cover of this Form 10-K. You may also telephone our investor relations office directly at (770) 829-8234. We are not including the information on our website as a part of, or incorporating it by reference into, this report.

Our SEC filings may also be viewed and copied at the following SEC public reference room, and at the offices of the New York Stock Exchange, where our common stock is quoted under the symbol “GPN.”

SEC Public Reference Room
100 F Street, N.E.
Washington, DC 20549
(You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.)

NYSE Euronext
20 Broad Street
New York, NY 10005

ITEM 1A- RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K and other SEC filings before you decide whether to buy our common stock. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations and financial condition could suffer significantly. As a result, the market price of our common stock could decline and you may lose all or part of the money you paid to buy our common stock.

Failure to safeguard our data could affect our reputation among our merchant clients and cardholders, and may expose us to penalties, fines, liabilities and legal claims.

Under VISA, MasterCard, American Express and Discover card network rules, and various state laws, we are responsible for information provided to us by merchants, ISO's, third-party service providers, and other agents (all of which we refer to as “associated third parties”), which we require in order to process transactions and for fraud prevention. This information includes bankcard numbers, names, addresses, Social Security numbers, driver's license numbers, and bank account numbers. We process the data and deliver our products and services by utilizing computer systems and telecommunications networks operated both by us and by third-party service providers. We have ultimate liability to the card networks and their member financial institutions for our failure or the failure of our associated third parties to protect this information. Although plans and procedures are in place to protect this sensitive data, we cannot be certain that our measures will be successful and will be sufficient to counter all current and emerging technology threats designed to breach our systems in order to gain access to confidential information. Our computer systems have been, and could be in the future, subject to penetration and our data protection procedures may not prevent unauthorized use. We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes and violation of data privacy laws.

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

As a result of this event, certain card networks removed us from their list of Payment Card Industry Data Security Standards ("PCI DSS") compliant service providers. Our work to remediate our systems and processes is complete. We hired a QSA to conduct an independent review of the PCI DSS compliance of our systems. Global Payments Direct, Inc, our primary operating entity, has been returned to the list of PCI DSS compliant service providers and we have received reports on compliance covering all of our systems that process, store, transmit or otherwise utilize card data. To date, we have not experienced a material loss of revenue that we can confirm has been related to this event. However, this event and our related remediation efforts could potentially have a negative impact on future revenues.

During the fiscal year ended May 31, 2013, we recorded $36.8 million of expense associated with this incident, bringing the life-to-date total expense to $121.2 million. Of this amount, $105.5 million represents the costs we have incurred through May 31, 2013 for legal fees, fees of consultants and other professional advisors engaged to conduct the investigation and various other costs associated with the investigation and remediation. An additional $35.7 million represents total fraud losses, fines and other charges that have been imposed upon us by the card networks. We also recorded $20.0 million of insurance recoveries. During fiscal 2013, we reduced our accrual for fraud losses, fines and other charges by $31.8 million. We based our initial estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary communications with the networks. We have now reached resolution with and made payments to the networks, resulting in charges that were less than our initial estimates. The primary difference between our initial estimates and the final charges relates to lower fraud related costs attributed to this event than previously expected.

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

We have insurance that we believe would provide coverage of costs associated with a security incident. However, there can be no assurance that such costs would not materially exceed such insurance coverage.

Our revenues from the sale of services to merchants that accept Visa cards and MasterCard cards are dependent upon our continued Visa and MasterCard registration and financial institution sponsorship and, in some cases, continued participation in certain card networks.

In order to provide our Visa and MasterCard transaction processing services, we must be either a direct participant or be registered as a merchant processor or service provider of Visa and MasterCard. Registration as a merchant processor or service provider is dependent upon our being sponsored by member banks of both organizations. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to attain direct participation, either of which could prove to be difficult and expensive. If we are unable to find a replacement financial institution to provide sponsorship or attain direct participation, we may no longer be able to provide processing services to affected customers which would negatively impact our revenues and earnings. Furthermore, some agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application, and qualification procedures for merchants and the terms of our agreements with merchants. Our bank sponsors' discretionary actions under these agreements could have a material effect on our business, financial condition, and results of operations. In connection with direct participation, the rules and regulations of various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would limit our use of capital for other purposes.

In Canada, we have filed an application with the Canadian regulatory authorities for the formation of a wholly owned loan company in Canada which could serve as our financial institution sponsor. While such application is pending, in March 2011, we obtained temporary direct participation in the Visa Canada system. This temporary status currently expires on October 30, 2013.  In the event the wholly owned loan company has not been approved by such expiration date and Visa is unwilling to extend such temporary status, we have entered into an agreement with a financial institution that is willing to serve as our sponsor; however that agreement is not intended to be a long-term solution.

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

If we fail to comply with the applicable requirements of the card networks, they could seek to fine us, suspend us or terminate our registrations. If our merchants or ISOs incur fines or penalties that we cannot collect from them, we could end up bearing the cost of such fines or penalties.

We are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by their boards, which may be influenced by card issuers, and some of those issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks' rules or policies to the detriment of non-members like us. The termination of our registrations or our status as a service provider or a merchant processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, operating results and financial condition. If a merchant or an ISO fails to comply with the applicable requirements of the card associations and networks, it could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect such amounts from the applicable merchant or ISO, we could end up bearing such fines or penalties, resulting in lower earnings for us. The termination of our registration, or any changes in the Visa or MasterCard rules that would impair our registration, could require us to stop providing Visa and MasterCard payment processing services, which would make it impossible for us to conduct our business on its current scale.
Increased merchant, referral partner or ISO attrition could cause our financial results to decline.
We experience attrition in merchant credit and debit card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors, unsuccessful contract renewal renegotiation, and account closures that we initiate for various reasons, such as heightened credit risks or contract breaches by merchants. Our ISO sales channel is a strong contributor to our revenue growth in our North America merchant services segment. If an ISO partner switches to another transaction processor, terminates our services, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the ISO, and we risk losing existing merchants that were originally enrolled by the ISO. We cannot predict the level of attrition in the future and it could increase. Our referral partners are an important source of new business. Higher than expected attrition could negatively affect our results, which could have a material adverse effect on our business, financial condition and results of operations.
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

Additionally, our competitors that are financial institutions or subsidiaries of financial institutions do not incur costs associated with being sponsored by a direct participant for registration with the card networks and can settle transactions more quickly for their merchants than we can for ours. This may allow our competitors to offer more attractive fees to our current and prospective merchants, or other products or services that we do not offer. This could result in a loss of customers, greater difficulty attracting new customers, and a reduction in the price we can charge for our services.

Furthermore, we are facing competition from non-traditional competitors, such as Paypal and Google, who offer alternative payment methods. These non-traditional competitors have significant financial resources and robust networks and are highly regarded by consumers. If these non-traditional competitors gain a greater share of total electronic payments transactions, it could also have a material adverse effect on our business, financial condition and results of operation.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually update our products and services, a process which could result in increased costs and the loss of revenues, earnings and customers if the new products and services do not perform as intended or are not accepted in the marketplace.

The electronic payments markets in which we compete are subject to rapid technological changes. These markets are characterized by technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects including the development of a new front-end platform for electronic payments processing, mobile payment applications, e-commerce services and other new offerings emerging in the electronic payments industry. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the electronic payments markets these risks are even more acute. Any delay in the delivery of new products or services or the failure to differentiate our products and services could render them less desirable to our customers, or possibly even obsolete. In addition, the products and services we deliver to the electronic payments markets are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver an effective and secure product or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. As a result of these factors, our development efforts could result in increased costs that could reduce our earnings in addition to a loss of revenue and earnings if promised new products are not timely delivered to our customers or do not perform as anticipated. We also rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. Furthermore, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies and services, including e-commerce and mobile payment processing services, that provide improved operating functionality and features to their existing service offerings. If successful, their development efforts could render our services less desirable to clients, resulting in the loss of clients or a reduction in the fees we could generate from our offerings.

Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards and our failure to do so could have a material adverse effect on our business, operating results, and financial condition. For example, beginning in 2013 both MasterCard and Visa are requiring processors in the United States to support Europay, MasterCard, and Visa (“EMV”) credit and debit card authentication. Developing and implementing support for EMV requires us to invest significant resources and there is no certainty as to when, or even if, our merchants or financial institution customers will use or accept EMV.

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

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally “charged back” to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant's account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition and results of operations. We have policies to manage merchant-related credit risk and often mitigate such risk by establishing reserve accounts, requesting collateral and establishing caps for monthly processing. Notwithstanding our programs and policies for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

Fraud by merchants or others could have an adverse effect on our operating results and financial condition.

We have potential liability for fraudulent electronic payment transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit or debit card, card number, or other credentials to record a false sales or credit transaction, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase our chargeback liability or cause us to incur other liabilities. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could have a material adverse effect on our operating results and financial condition.

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
A downturn in the economy could force retailers to close, resulting in exposure to potential credit losses and future transaction declines. Furthermore, credit card issuers may reduce credit limits and be more selective with respect to whom they issue credit cards. We also have a certain amount of fixed and other costs, including rent, debt service, processing contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely impact our future revenues and profits and cause a materially adverse effect on our business, financial condition and results of operations.

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

From time-to-time, the card networks, including Visa and MasterCard, increase the fees that they charge processors such as us. We could attempt to pass these increases along to our merchant customers, but this strategy might result in the loss of those customers to our competitors who do not pass along the increases. If competitive practices prevent our passing along such increased fees to our merchant customers in the future, we may have to absorb all or a portion of such increases thereby reducing our net revenues, increasing our operating costs and reducing our earnings.

Any new or changes made to laws, regulations, card network rules or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable impact to our financial results.

Our business is impacted by laws and regulations that affect our industry in the countries in which we operate. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations or guidelines may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, or may cause customers or potential customers to be reluctant to do business with us, any of which could have an adverse effect on our financial condition. For example, we are subject to the card network rules of Visa, MasterCard, and other card networks, Interac, and various debit networks; applicable privacy and information security regulations in the regions where we operate and of the card networks; the Payment Services Directive in Europe; The Code of Conduct for the Credit and Debit Card Industry in Canada (issued by Canada's Department of Finance); Housing Assistance Tax Act of 2008 in the United States, which requires information returns to be made for each calendar year by merchant acquiring entities, along with a myriad of consumer protection laws and escheat regulations. We are also subject to examination by the FFIEC (as a result of our provision of data processing services to financial institutions).

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

Changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on our business. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation. Furthermore, we are subject to tax laws in each jurisdiction where we conduct business. Changes in such laws or their interpretations could decrease the value of revenues we receive, the value of tax losses and tax credit carry forwards recorded on our balance sheet and have a material adverse effect on our operating results and financial condition.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position and results of operations.

We are from time-to-time involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our current or future business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations.

Risks associated with foreign operations and investments outside the United States could adversely affect our business, financial position and results of operations.

We are subject to risks related to the changes in currency exchange rates as a result of our investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Volatility in currency exchange rates has affected and may continue to affect our financial results. For example, for fiscal year 2013, currency exchange rate fluctuations decreased our revenues by $20.3 million and our earnings by $0.05 per diluted share. We historically have not used forward contracts or other derivative instruments to mitigate the risks associated with currency exchange risk.

We also have indirect foreign investments, which are subject to country risk (such as sovereign, economic, political, and location risks). These investments are short-term in nature and with private sector issuers. Country risk could impact the valuation and liquidity of those investments.

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

We conduct a portion of our business in various European and Asia-Pacific countries, including the Russian Federation, where the risk of continued political, economic and regulatory change that could impact our operating results is greater than in the United States.

We expect to continue to expand our operations into various countries in Europe and the Asia-Pacific region. Some of these countries, and other foreign countries in which we operate, such as the Russian Federation and Spain, have undergone significant political, economic and social change in recent years, and the risk of new, unforeseen changes in these countries remains greater than in the United States. In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations.

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

If the integration and conversion process does not proceed smoothly, the following factors, among others, could reduce our revenues and earnings, increase our operating costs, and result in a loss of projected synergies:

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

All of our businesses function at the intersection of rapidly changing technological, social, economic, and regulatory developments that requires a wide ranging set of expertise and intellectual capital. To successfully compete and grow, we must recruit, develop and retain the necessary personnel who can provide the needed expertise across the entire spectrum of intellectual capital needs. In addition, we must develop our personnel to fulfill succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may also result in significant additional expenses, which could negatively affect our profitability. We cannot assure that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition, and results of operations.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition, and results of operations.

As a result of our acquisitions, a significant portion of our total assets consist of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 46.2% and 37.8% of the total assets on our balance sheet as of May 31, 2013 and May 31, 2012, respectively. We may not realize the full value of our intangible assets and goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of goodwill and such intangible assets, resulting in a charge to our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

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

Further, this assessment may be complicated by any acquisitions we may complete.  In certain markets in the Asia-Pacific region, the Republic of Malta and Spain, our member sponsors perform payment processing operations and related support services pursuant to services agreements.  We expect that the member sponsors will continue to provide these services until such time as we may integrate these functions into our operations.  Accordingly, we rely on our member sponsors to provide financial data, such as revenue billed to merchants, to assist us with compiling our accounting records.  As such, our internal controls over financial reporting could be materially affected, or are reasonably likely to be materially affected, by the internal controls and procedures of our member sponsors in these markets.  In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the accuracy of the financial data being provided by our member sponsors

While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market's perception of our business and our stock price.

Anti-takeover provisions of our articles of incorporation and by-laws and provisions of Georgia law could delay or prevent a change of control that individual shareholders favor.

Provisions of our articles of incorporation and by-laws, and provisions of applicable Georgia law may discourage, delay or prevent a merger or other change of control that shareholders may consider favorable. The provisions of our articles and by-laws, among other things:

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

We may not be able to or we may decide not to pay dividends at a level anticipated by shareholders of our common stock, which could reduce shareholder returns.

The payment of dividends on our common stock in the future is at the discretion of our Board of Directors and will depend on, among other factors, our earnings, shareholders' equity, cash position, and financial condition. No assurance can be given that we will be able to or will choose to pay any dividends in the foreseeable future.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor, and manage our risks. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, financial condition and results of operations.

Continued consolidation in the banking and retail industries could adversely affect our growth.

Historically, the banking industry has been the subject of consolidation, regardless of overall economic conditions, while the retail industry has been the subject of consolidation due to cyclical economic events. Since 2008, there have been multiple bank failures and government-encouraged consolidation. Larger banks and larger merchants with greater transaction volumes may demand lower fees which could result in lower revenues and earnings for us. Our bank alliances and other strategies could also be negatively impacted as a result of consolidations, especially where the banks involved operate competing merchant processing businesses.

The Company's debt agreements contain restrictions that will limit the Company's flexibility in operating its business.

Our credit facilities contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our subsidiaries' ability to, among other things:

•incur additional indebtedness or issue certain preferred shares;
•pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;
•sell certain assets;
•create liens;
•consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets; and
•enter into certain transactions with the Company's affiliates.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our credit facilities, the lenders could elect to declare all amounts outstanding under our credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under certain of our other indebtedness. If we are unable to repay those amounts, the lenders under our credit facilities could accelerate the repayment of borrowings, and we may not have sufficient assets to repay our credit facilities as well as the Company's other indebtedness.

ITEM 2- PROPERTIES

The following summarizes the type of facilities we use to operate our business as of May 31, 2013:

Type of Facility	Leased	Owned
Facilities in the United States:
Multi-Purpose (Operations, Sales, Administrative)	7	—
Operations/Customer Support	1	—
Sales and retail branches	2	—
	10	—

International Facilities:
Multi-Purpose (Operations, Sales, Administrative)	8	3
Operations/Customer Support	8	—
Sales and retail branches	13	—
	29	3
Total	39	3

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

Part II
ITEM 5- MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol “GPN.” The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2013 and 2012. We expect to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2013:
First Quarter	$45.10	$39.37	$0.02
Second Quarter	44.43	41.01	0.02
Third Quarter	51.24	42.99	0.02
Fourth Quarter	49.90	43.37	0.02

Fiscal 2012:
First Quarter	$52.75	$41.02	$0.02
Second Quarter	47.70	38.26	0.02
Third Quarter	52.55	43.69	0.02
Fourth Quarter	53.93	41.19	0.02

The number of shareholders of record of our common stock as of July 12, 2013 was 2,206.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in “Item 12- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Sale of Unregistered Securities

We have not issued any unregistered securities during our fiscal year ended May 31, 2013.

Stock Performance Graph

The following line-graph presentation compares our cumulative shareholder returns with the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Index for the past five years. The line graph assumes the investment of $100 in our common stock, the Standard & Poor's Information Technology Index, and the Standard & Poor's 500 Index on May 31, 2008 and assumes reinvestment of all dividends.

	Global Payments	S&P 500	S&P Information Technology

May 31, 2008	$100.00	$100.00	$100.00
May 31, 2009	76.32	67.73	71.24
May 31, 2010	89.70	81.58	91.52
May 31, 2011	110.67	102.76	110.86
May 31, 2012	90.64	102.33	119.25
May 31, 2013	102.51	130.24	137.29

Issuer Purchases of Equity Securities

On July 26, 2012, our Board of Directors approved a share repurchase program that authorized the purchase of up to $300.0 million of Global Payments’ stock in the open market at the current market price, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 3,674,656 shares of our common stock at a cost of $175.3 million, or an average of $47.72 per share, including commissions during fiscal 2013. This share repurchase program has not concluded as of May 31, 2013.

ITEM 6- SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Item 7 ‑ Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 ‑ Financial Statements and Supplementary Data” included elsewhere in this annual report. The income statement data for fiscal years ended May 31, 2013, 2012, and 2011 and the balance sheet data as of May 31, 2013 and 2012 are derived from the audited consolidated financial statements included elsewhere in this annual report. The income statement data for fiscal years 2010 and 2009 and the balance sheet data as of May 31, 2011 and 2010 were derived from consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2011. The balance sheet data as of May 31, 2009 was derived from audited consolidated financial statements included in our Form 10-K for the fiscal year ended May 31, 2010. Amounts related to our discontinued operations in our statements of income for fiscal years 2010 and 2009 were reclassified in fiscal year 2011 to conform to the current presentation.

	Year Ended May 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Income statement data:
Revenue	$2,375,923	$2,203,847	$1,859,802	$1,642,468	$1,462,306
Operating income(1)	357,213	307,349	331,594	323,279	292,546
Income from continuing operations, net of tax(1)	238,713	217,566	229,131	223,010	207,017
Net income attributable to Global Payments(1).(2)	216,125	188,161	209,238	203,317	37,217

Per share data:
Basic earnings per share(1),(2)	$2.78	$2.39	$2.62	$2.51	$0.46
Diluted earnings per share(1),(2)	2.76	2.37	2.60	2.48	0.46
Dividends per share	0.08	0.08	0.08	0.08	0.08

Balance sheet data (at year end):
Total assets	$3,125,056	$2,688,143	$3,350,531	$2,039,326	$1,676,821
Borrowings under lines of credit	187,461	215,391	270,745	79,187	10,174
Borrowings under long-term debt agreements	963,469	312,985	354,019	421,134	197,003
Total equity(3)	1,286,607	1,300,921	1,337,817	871,517	678,243

(1)	Includes processing system intrusion charges of $36,775 and $84,438 in fiscal 2013 and 2012, respectively. Also includes impairment, restructuring and other charges of $2,583 in fiscal 2010.
(2)	Also includes a pre-tax impairment charge of $147,664 in fiscal 2009 related to our money transfer business that has been reclassified to discontinued operations.
(3)	Includes the impact of the retrospective adoption of new accounting guidance concerning noncontrolling interests adopted in fiscal year 2010.

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

General

We are a provider of electronic payments transaction processing services for consumers, merchants, independent sales organizations (ISOs), financial institutions, government agencies and multi-national corporations located throughout the United States, Canada, Brazil, the United Kingdom, Spain, the Republic of Malta, the Czech Republic, the Russian Federation and the Asia-Pacific region. We serve as an intermediary to facilitate payment transactions and operate in two business segments, North America merchant services and International merchant services. We were incorporated in Georgia as Global Payments Inc. in September 2000 and spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in the payments business since 1967.

Our North America merchant services and International merchant services segments target customers in many vertical industries including financial institutions, gaming, government, health care, professional services, restaurants, retail, universities, nonprofit organizations and utilities.

Our offerings provide merchants, ISOs and financial institutions with credit and debit card transaction processing and check-related services. Our primary business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of ISOs that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. These particular services are marketed in the United States, Canada, and parts of Eastern Europe.

The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. Revenue from credit cards and signature debit cards is generally based on a percentage of transaction value along with other related fees, while revenue from PIN debit cards is typically based on a fee per transaction.

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

Our business does not have pronounced seasonality in which more than 30% of our revenues occur in one quarter. However, each geographic channel has somewhat higher and lower quarters given the nature of the portfolio. While there is some variation in seasonality across markets, the first and fourth quarters are generally the strongest, and the third quarter tends to be the weakest due to lower volumes processed in the months of January and February.

Executive Overview

In fiscal 2013, revenues increased 7.8% to $2,375.9 million from $2,203.8 million in fiscal 2012. This revenue growth was primarily due to growth driven by our U.S. ISO channel, growth from our direct sales channels and gaming business, and growth in Europe; partially offset by market-based pricing compression in Canada.

Consolidated operating income was $357.2 million for fiscal 2013, compared to $307.3 million for fiscal 2012. Consolidated operating income for fiscal 2013 and 2012 includes processing system intrusion costs of $36.8 million and $84.4 million, respectively. Net income attributable to Global Payments increased $27.9 million, or 14.8%, to $216.1 million in fiscal 2013 from $188.2 million in the prior year, resulting in a $0.39 increase in diluted earnings per share to $2.76 in fiscal 2013 from $2.37 in fiscal 2012.

North America merchant services segment revenue increased $138.4 million, or 8.8%, to $1,705.7 million in fiscal 2013 from $1,567.3 million in fiscal 2012. North America merchant services segment operating income decreased to $258.9 million in fiscal 2013 from $281.3 million in fiscal 2012, with operating margins of 15.2% and 17.9% for fiscal 2013 and 2012, respectively.

International merchant services segment revenue increased $33.6 million, or 5.3%, to $670.2 million in fiscal 2013 from $636.6 million in fiscal 2012. International merchant services operating income also increased to $211.2 million in fiscal 2013 from $196.1 million in fiscal 2012, with operating margins of 31.5% and 30.8% for fiscal 2013 and 2012, respectively.

During fiscal 2013, we completed three acquisitions which expanded our distribution capabilities in the United States, Asia and Spain. In October 2012, we acquired Accelerated Payment Technologies ("APT"), a U.S. provider of integrated payment technology solutions for small and medium sized merchants for a purchase price of $413.0 million, less working capital. In December 2012, we completed the purchase of HSBC Asia's ("HSBC") 44% interest in Global Payments Asia-Pacific Limited ("GPAP") for $242.0 million. Also in December 2012, Comercia Global Payments Entidad de Pago, S.L. ("Comercia"), based in Spain, completed the acquisition of the merchant acquiring business of Banca Civica, S.A. ("Civica") from CaixaBank, S.A. ("CaixaBank") for €17.5 million ($22.9 million equivalent as of the acquisition date).

In early March 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. Our investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. The merchants who could potentially be affected are limited to those based in the U.S. We cannot verify those potentially affected as it is unclear whether any information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individuals.

As a result of this event, certain card networks removed us from their list of PCI DSS compliant service providers. Our work to remediate our systems and processes is complete. We hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems. Global Payments Direct, Inc., our primary operating entity, has been returned to the list of PCI DSS compliant service providers and we have received reports on compliance covering all of our systems that process, store, transmit or otherwise utilize card data. To date, we have not experienced a material loss of revenue that we can confirm has been related to this event. However, this event and our related remediation efforts could potentially have a negative impact on future revenues.

For year ended May 31, 2013, we recorded $36.8 million of expense associated with this incident, bringing our life-to-date expense to $121.2 million. Of this life to date expense amount, $105.5 million represents costs incurred through May 31, 2013 for professional fees and other costs associated with the investigation and remediation, incentive payments to certain business partners and costs associated with credit monitoring and identity protection insurance. An additional $35.7 million represents total fraud losses, fines and other charges that have been imposed upon us by the card networks. We also recorded $20.0 million of insurance recoveries. During fiscal 2013, we reduced our accrual for fraud losses, fines and other charges by $31.8 million. We based our initial estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary communications with the networks. We have now reached resolution with and made payments to the networks, resulting in charges that were less than our initial estimates. The primary difference between our initial estimates and the final charges relates to lower fraud related costs attributed to this event than previously expected.

Results of Operations

Fiscal Year Ended May 31, 2013 Compared to Fiscal Year Ended May 31, 2012

The following table shows key selected financial data for the fiscal years ended May 31, 2013 and 2012, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2012.

(dollar amounts in thousands)	2013	% of Revenue(1)	2012	% of Revenue(1)	Change	% Change

Revenues:
United States	$1,394,675	58.7%	$1,234,818	56.0%	$159,857	12.9%
Canada	311,000	13.1%	332,434	15.1%	(21,434)	(6.4)%
North America merchant services	1,705,675	71.8%	1,567,252	71.1%	138,423	8.8%

Europe	522,593	22.0%	489,300	22.2%	33,293	6.8%
Asia-Pacific	147,655	6.2%	147,295	6.7%	360	0.2%
International merchant services	670,248	28.2%	636,595	28.9%	33,653	5.3%

Total revenues	$2,375,923	100%	$2,203,847	100%	$172,076	7.8%

Consolidated operating expenses:
Cost of service	$862,075	36.3%	$784,756	35.6%	$77,319	9.9%
Sales, general and administrative	1,119,860	47.1%	1,027,304	46.6%	92,556	9.0%
Processing system intrusion	36,775	1.5%	84,438	3.8%	(47,663)	(56.4)%
Operating income	$357,213	15.0%	$307,349	13.9%	$49,864	16.2%

Operating income (loss) for segments:
North America merchant services	$258,910		$281,305		$(22,395)	(8.0)%
International merchant services	211,242		196,137		15,105	7.7%
Corporate(2)	(112,939)		(170,093)		57,154	(33.6)%
Operating income	$357,213		$307,349		$49,864	16.2%

Operating margin for segments:
North America merchant services	15.2%		17.9%		(2.7)%
International merchant services	31.5%		30.8%		0.7%
(1) Percentage amounts may not sum to the total due to rounding.
(2) Includes processing system intrusion costs of $36.8 million and $84.4 million in fiscal 2013 and fiscal 2012, respectively.

Processing System Intrusion

In early March 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. Our investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. The merchants who could potentially be affected are limited to those based in the U.S. We cannot verify those potentially affected as it is unclear whether any information was exported; however, we notified potentially-affected individuals and made available credit monitoring and identity protection insurance at no cost to the individuals.

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

During the fiscal year ended May 31, 2013, we recorded $36.8 million of expense associated with this incident, bringing the life-to-date total expense to $121.2 million. Of this life-to-date expense, $105.5 million represents costs incurred through May 31, 2013 for professional fees and other costs associated with the investigation and remediation, incentive payments to certain business partners and costs associated with credit monitoring and identity protection insurance. An additional $35.7 million represents total fraud losses, fines and other charges that have been imposed upon us by the card networks. We also recorded $20.0 million of insurance recoveries as discussed below. During fiscal 2013, we reduced our accrual for fraud losses, fines and other charges by $31.8 million. We based our initial estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary communications with the networks. We have now reached resolution with and made payments to the networks, resulting in charges that were less than our initial estimates. The primary difference between our initial estimates and the final charges relates to lower fraud related costs attributed to this event than previously expected.

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

This event could result in additional lawsuits in the future. In addition, governmental entities have made inquiries and the Federal Trade Commission has initiated an investigation related to the event. We have not recorded any loss accruals related to these items or any other claims (except as described above) that have been or may be asserted against us in relation to this incident as we have not determined that losses associated with any such claims or potential claims are probable. Further, we do not have sufficient information to estimate the amount or range of possible losses associated with such matters. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will accrue our estimate of such loss. If and when we record such an accrual, it could be material and could adversely impact our results of operations.

We were insured under policies that we believe may provide coverage of certain costs associated with this event. The policies provided a total of $30.0 million in policy limits and contain various sub-limits of liability and other terms, conditions and limitations, including a $1.0 million deductible per claim. As of May 31, 2013, we have received $20.0 million in insurance recoveries. We will record receivables for any additional recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated.

Revenues

We derive our revenues from four primary sources: charges based on volumes and fees for services, charges based on transaction quantity, service fees and equipment sales and rentals. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

For fiscal 2013, revenues increased 7.8% to $2,375.9 million compared to the prior year. This growth is primarily due to growth driven by our U.S. ISO channel, growth from our direct sales channels and gaming business, and growth in Europe; partially offset by market-based pricing compression in Canada.

Our revenues have been affected by fluctuations in foreign currency exchange rates. For the year ended May 31, 2013, currency exchange rate fluctuations decreased our revenues by $20.3 million compared to the prior year. To calculate this we converted our fiscal 2013 actual revenues at fiscal 2012 rates.

North America Merchant Services Segment

For fiscal 2013, revenue from our North America merchant services segment increased 8.8% compared to the prior year to $1,705.7 million. North America revenue growth was driven by our U.S. ISO channel, strong growth from our direct sales channels, gaming business and reduced interchange expense due to legislation.

We grow our United States revenue primarily by adding small and mid-market merchants in diversified vertical markets, largely through our ISO channel. For fiscal 2013, our United States direct credit and debit card processed transactions grew 11.2% compared to the prior year. Increased spreads have offset the impact of lower average ticket, which decreased by 0.9% in fiscal 2013. This decline in average ticket is primarily due to a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants.

For fiscal 2013, our Canadian revenue decreased 6.4% to $311.0 million while our credit and debit card processed transactions grew 3.2% compared to the prior year. The decrease in revenue was due to ongoing market-based pricing compression.

International Merchant Services Segment

For fiscal 2013, International merchant services revenue increased 5.3% to $670.2 million compared to the prior year. Our Europe merchant services revenue for fiscal 2013 increased 6.8% to $522.6 million compared to the prior year, driven primarily by strong transaction growth in all markets. Asia-Pacific merchant services revenue of $147.7 million was flat for fiscal 2013 compared to the prior year resulting from a slight decrease of 0.8% in the number of credit and debit card processed transactions.

Consolidated Operating Expenses

Cost of service consists primarily of the following costs: salaries, wages and related expenses paid to operations and technology-related personnel, including those who monitor our transaction processing systems and settlement functions; assessments and other fees paid to card networks; transaction processing systems, including third-party services; network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses. Cost of service increased 9.9% during fiscal 2013, compared to the prior year primarily driven by revenue growth. As a percentage of revenue, cost of service increased to 36.3% for fiscal year 2013 from 35.6% in the prior year.

Sales, general and administrative expenses consist primarily of salaries, wages and related expenses paid to sales personnel; non-revenue producing customer support functions and administrative employees and management; commissions paid to ISOs, independent contractors, and other third parties; advertising costs; other selling expenses; share-based compensation expense and occupancy of leased space directly related to these functions. Sales, general and administrative expenses increased 9.0% for fiscal 2013 compared to the prior year. In addition, as a percentage of revenues, sales, general and administrative expenses increased to 47.1% for fiscal 2013 from 46.6% in the prior year. These increases are primarily due to an increase in commission payments to ISOs and costs associated with our start up operations in Brazil. These increases were somewhat offset by the elimination of ISO commission payments previously made to APT as a result of our acquisition of APT on October 1, 2012.

Operating Income and Operating Margin for Segments

For the purpose of discussing segment operations, we refer to operating income as calculated by subtracting segment direct expenses from segment revenue. Overhead and shared expenses, including share-based compensation, are not allocated to segment operations; they are reported in the caption “Corporate.” Similarly, references to operating margin regarding segment operations mean segment operating income divided by segment revenue.

North America Merchant Services Segment

Operating income in the North America merchant services segment decreased 8.0% for fiscal 2013 compared to the prior year. The decrease in operating income was primarily due to market-based pricing compression in Canada. The operating margin was 15.2% and 17.9% for the fiscal years 2013 and 2012, respectively. The decrease in operating margin was primarily driven by the ISO channel, including the impact of the Durbin amendment, Canadian spread compression and costs associated with our start up operation in Brazil. These increases were somewhat offset by the elimination of ISO commission payments previously made to APT as a result of our acquisition of APT on October 1, 2012. The ISO channel generally has a dilutive effect on our operating margin compared to our other channels due to the ongoing commission payments to the ISOs.

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

International Merchant Services Segment

Operating income in the International merchant services segment increased 7.7% to $211.2 million for fiscal 2013 compared to the prior year. The operating margin was 31.5% and 30.8% for the fiscal years 2013 and 2012, respectively. The increase in operating margin in our International merchant services segment is due to strong results in Europe, partially offset by last year's marketing fee true-up in Spain, whereby CaixaBank compensated us for favorable pricing to certain CaixaBank customers during the initial phase of our marketing alliance agreement.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, expenses related to our Global Service Center in Manila, Philippines that have not been allocated to our business segments, insurance, employee incentive programs, share-based compensation programs, and certain corporate staff, including finance, accounting, information technology, including data security, legal, human resources, marketing and executive. We also consider costs associated with the processing system intrusion to be a corporate expense. Our corporate costs decreased 33.6% to $112.9 million for fiscal 2013 compared to the prior year. This decrease is primarily due to lower costs associated with the processing system intrusion and charges related to two contractual disputes in fiscal 2012.

Consolidated Operating Income

During the fiscal year 2013, our consolidated operating income increased $49.9 million to $357.2 million from $307.3 million in the prior year. The increase in our consolidated operating income is primarily due to solid financial results in North America and Europe and lower costs associated with the processing system intrusion in fiscal compared to 2012.

Consolidated Other Income/Expense, Net

Other expense, net, increased to $22.9 million for fiscal 2013 compared to $6.9 million in the prior year period. The increase is due to higher debt balances as well as an $8.4 million distribution to HSBC in fiscal 2013. This distribution was characterized as interest expense in accordance with the provision of ASC 480. For further details, see Note 4 - Business and Intangible Asset Acquisitions in the notes to our consolidated financial statements.

Provision for Income Taxes

Our effective tax rates were 28.6% and 27.6% for the years ended May 31, 2013 and 2012, respectively. The effective tax rates for the years ended May 31, 2013 and 2012 reflect adjustments to our U.K. deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2% in each year. Our effective tax rates differ from U.S. statutory rates due to domestic and international tax planning initiatives and the increasing amount of income being generated in lower tax jurisdictions due to international expansion.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax decreased to $22.6 million from $29.4 million for the fiscal years 2013 and 2012, respectively. This decrease is primarily due to the fact that we stopped attributing income to the GPAP redeemable noncontrolling interest subsequent to July 26, 2012, the date of our agreement to purchase HSBC's interest.

Fiscal Year Ended May 31, 2012 Compared to Fiscal Year Ended May 31, 2011

The following table shows key selected financial data for the fiscal years ended May 31, 2012 and 2011, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2011. Comercia's results of operations are included in our consolidated results of operations and results of operations of our International merchant services segment from December 20, 2010, the date we acquired our controlling financial interest. Accordingly, results of operations for the year ended May 31, 2011 reflect the results of Comercia's operations for five months, while results of operations for the year ended May 31, 2012 reflect a full year of operating results.

(dollar amounts in thousands)	2012	% of Revenue(1)	2011	% of Revenue(1)	Change	% Change

Revenues:
United States	$1,234,818	56.0%	$1,031,997	55.5%	$202,821	19.7%
Canada	332,434	15.1%	330,872	17.8%	1,562	0.5%
North America merchant services	1,567,252	71.1%	1,362,869	73.3%	204,383	15.0%

Europe	489,300	22.2%	359,567	19.3%	129,733	36.1%
Asia-Pacific	147,295	6.7%	137,366	7.4%	9,929	7.2%
International merchant services	636,595	28.9%	496,933	26.7%	139,662	28.1%

Total revenues	$2,203,847	100.0%	$1,859,802	100.0%	$344,045	18.5%

Consolidated operating expenses:
Cost of service	$784,756	35.6%	$665,017	35.8%	$119,739	18.0%
Sales, general and administrative	1,027,304	46.6%	863,191	46.4%	164,113	19.0%
Processing system intrusion	84,438	3.8%	—	NM	84,438	NM
Operating income	$307,349	13.9%	$331,594	17.8%	$(24,245)	(7.3)%

Operating income (loss) for segments:
North America merchant services	$281,305		$268,233		$13,072	4.9%
International merchant services	196,137		143,911		52,226	36.3%
Corporate(2)	(170,093)		(80,550)		(89,543)	(111.2)%
Operating income	$307,349		$331,594		$(24,245)	(7.3)%

Operating margin for segments:
North America merchant services	17.9%		19.7%		(1.8)%
International merchant services	30.8%		29.0%		1.8%

(1) Percentage amounts may not sum to the total due to rounding.
(2) Includes processing system intrusion costs of $84.4 million in fiscal 2012.

Processing System Intrusion

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. During fiscal 2012, we recorded $84.4 million of expense associated with this event. For further details, see Note 2 - Processing System Intrusion in the notes to our consolidated financial statements.

Revenues

We derive our revenues from four primary sources: charges based on volumes and fees for services, charges based on transaction quantity, service fees and equipment sales and rentals. Revenues generated by these areas depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

For fiscal 2012, revenues increased 18.5% to $2,203.8 million compared to the prior year period primarily due to strong performance across most of our regions, and the impact of our acquisition of a 51.0% controlling financial interest in Comercia on December 20, 2010.

North America Merchant Services Segment

For fiscal 2012, revenue from our North America merchant services segment increased 15.0% compared to the prior year to $1,567.3 million. The North America merchant services segment revenue growth was driven by our U.S. ISO channel, reduced interchange expense as explained below, strong growth from our gaming business and solid performance from our direct sales channel.

We grow our United States revenue by adding small and mid-market merchants in diversified vertical markets, primarily through our ISO channel. For fiscal 2012, our United States direct credit and debit card processed transactions grew 13.1% compared to the prior year. Increased spreads, primarily driven by lower interchange expense due to the Durbin amendment, have offset the impact of lower average ticket, which decreased by 3.2% in fiscal 2012. This decline in average ticket is primarily due to a shift toward smaller merchants added through our ISO channel. Smaller merchants tend to have lower average tickets than larger merchants. Based on our mix of merchants, slightly more than half of our United States transactions are comprised of a combination of signature- and PIN-based debit transactions, with PIN-based debit transactions representing less than 10.0% of our total transactions.

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

For fiscal 2012, our Canadian revenue remained flat while our credit and debit card processed transactions grew 4.5% compared to the prior year period. Our Canadian business experienced reduced spreads due to market-driven pricing pressure as compared to the prior year.

International Merchant Services Segment

For fiscal 2012, International merchant services revenue increased 28.1% to $636.6 million.

Our Europe merchant services revenue for fiscal 2012 increased 36.1% to $489.3 million compared to the prior year. These revenue increases were driven primarily by the impact of our acquisition in Spain on December 20, 2010, pricing benefits in the United Kingdom and favorable foreign currency trends during fiscal 2012.

Asia-Pacific merchant services revenue for fiscal 2012 increased 7.2% to $147.3 million compared to the prior year. The growth was due to solid business performance across the region. Revenues in the prior year included the roll-out of new products by a major retailer with both physical and e-commerce transactions in several markets in the region, continued growth of our installment payment plan and regional roll out of our dynamic currency conversion products.

Consolidated Operating Expenses

Cost of service consists primarily of the following costs: operations- and technology-related personnel, including those who monitor our transaction processing systems and settlement functions; assessments and other fees paid to card networks; transaction processing systems, including third-party services; network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses. Cost of service increased 18.0% during fiscal 2012, compared to the prior year period primarily driven by revenue growth. As a percentage of revenues, cost of service decreased to 35.6% for fiscal 2012 from 35.8% in the prior year.

Sales, general and administrative expenses consists primarily of salaries, wages and related expenses paid to sales personnel; non-revenue producing customer support functions and administrative employees and management; commissions paid to ISOs, independent contractors, and other third parties; advertising costs; other selling expenses; share-based compensation expense and occupancy of leased space directly related to these functions. Sales, general and administrative expenses increased 19.0% for fiscal 2012 compared to the prior year period. This increase is primarily due to employee termination costs, charges for two contractual disputes, and an increase in commission payments to ISOs. As a percentage of revenues, sales, general and administrative expenses increased to 46.6% for fiscal 2012 from 46.4% in the prior year.

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

North America Merchant Services Segment

Operating income in the North America merchant services segment increased 4.9% for fiscal 2012 compared to the prior year period. The increase in operating income was driven by growth in the U.S. primarily driven by our ISO and direct channels partially offset by market-based spread compression in Canada and, to a lesser extent, increased investment in Brazil. This resulted in operating margins decreasing during fiscal 2012. The operating margin was 17.9% and 19.7% for the fiscal years 2012 and 2011, respectively. The decrease in operating margin was primarily driven by ISO channel dilution, including the impact of the Durbin amendment, Canadian spread compression and costs associated with our start up in Brazil.

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

International Merchant Services Segment

Operating income in the International merchant services segment increased 36.3% to $196.1 million for fiscal 2012 compared to the prior year period. The operating margin was 30.8% and 29.0% for the fiscal years 2012 and 2011, respectively. The increase in operating margin in our International merchant services segment is due in part to pricing benefits in the United Kingdom arising from changes to merchant discount rates upon conversion of our merchant portfolio to our processing platform, which allows us to more closely align pricing with underlying transaction characteristics. In addition, the increase in operating margin is partially attributable to a marketing fee true-up in Spain, whereby CaixaBank compensated us for favorable pricing terms extended to certain CaixaBank customers during the initial phase of our marketing alliance agreement.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, expenses related to our Global Service Center in Manila, Philippines that have not been allocated to our business segments, insurance, employee incentive programs, share-based compensation programs and certain corporate staff, including finance, accounting, information technology, legal, human resources, marketing, and executive. Our corporate costs increased 111.2% to $170.1 million for fiscal 2012 compared to the prior year. This increase is primarily due to costs associated with the processing system intrusion, employee termination costs and charges for two contractual disputes. The prior year corporate costs included expenses related to our Global Service Center in Manila, Philippines and employee and termination benefits.

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

Provision for Income Taxes

Our effective tax rates were 27.6% and 29.3% for the years ended May 31, 2012 and 2011, respectively. The effective tax rates for the years ended May 31, 2012 and 2011 reflect adjustments to our U.K. deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2.0% and 1.0%, respectively. Our effective tax rates differ from U.S. statutory rates due to domestic and international tax planning initiatives and the increasing amount of income being generated in lower tax jurisdictions due to international expansion.

We have net deferred tax assets associated with our U.K. business of $92.8 million. The measurement of such deferred tax assets is based, in part, on the current enacted corporate tax rate in the United Kingdom. The 2012 United Kingdom budget includes a reduction in the corporate tax rate from 25.0% to 23.0%. Upon enactment of this rate, which was expected during the first half of our fiscal year 2013, we estimated that we will record a reduction in our U.K. deferred tax asset and a corresponding increase to our deferred income tax provision of approximately $5.0 million.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax increased to $29.4 million from $18.9 million for the fiscal year 2012 and 2011, respectively. This increase is primarily due to our acquisition of a 51% controlling financial interest in Comercia on December 20, 2010.

Liquidity and Capital Resources

A significant portion of our liquidity comes from operating cash flows. Cash flow from operations is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, and to pay down debt and repurchase shares at the discretion of our Board of Directors. Accumulated cash balances are invested in high quality and marketable short-term instruments.

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

At May 31, 2013, we had cash and cash equivalents totaling $680.5 million. Of this amount, we consider $255.0 million to be available cash. Our available cash balance includes $214.1 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-U.S. acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

Available cash excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors' funding obligation to the merchant. Settlement related cash balances are not restricted; however these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral (“Merchant Reserves”) to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At May 31, 2013, our cash and cash equivalents included $280.7 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 and Note 3 in the notes to the consolidated financial statements for additional details.

Operating activities provided net cash of $240.5 million during fiscal year 2013 compared to using net cash of $173.5 million during the prior year. The increase in cash flow from operating activities was primarily due to the change in net settlement processing assets and obligations of $464.3 million driven by the timing of month end cut-off.

Net cash used in investing activities increased from $150.4 million to $528.6 million for the fiscal year ended May 31, 2013 from the prior year, primarily due to our use of $409.3 million and $22.9 million for the acquisitions of APT and Civica, respectively, during the fiscal year ended May 31, 2013.

For fiscal year 2013, financing activities provided $183.5 million in cash compared to using $218.2 million in cash in the prior year. The increase in cash provided by financing activities was primarily related to proceeds of $700.0 million from the term loan and $80.5 million from net long-term revolver borrowings. We used $242.0 million of these proceeds to purchase the remaining 44% of GPAP from HSBC. We also repurchased 3,674,656 shares of our common stock with a cash payment of $175.3 million during fiscal year ended May 31, 2013. In addition, we made payments on term loans and notes payable in the amount of $126.0 million and we made net payments in the amount of $27.9 million on our short-term revolver.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. During fiscal year 2014, we expect capital expenditures to approximate $90.0 million.

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	May 31, 2013	May 31, 2012
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$309,955	$229,500
Short-term lines of credit:
United Kingdom Credit Facility	74,146	85,102
Hong Kong Credit Facility	38,134	54,564
Spain Credit Facility	28,041	17,241
Malaysia Credit Facility	14,025	12,844
Taiwan Credit Facility	8,359	—
Canada Credit Facility	6,866	20,033
Singapore Credit Facility	6,459	10,318
Philippines Credit Facility	6,384	6,336
Sri Lanka Credit Facility	1,978	2,291
Macau Credit Facility	1,966	2,443
Maldives Credit Facility	741	4,219
Brunei Credit Facility	362	—
Total short-term lines of credit	$187,461	$215,391
Total lines of credit	497,416	444,891
Notes payable	6,014	10,089
Term loans	647,500	73,396
Total debt	$1,150,930	$528,376

Current portion	$259,796	$291,811
Long-term debt	891,134	236,565
Total debt	$1,150,930	$528,376

Maturity requirements on outstanding debt by fiscal years are as follows (in thousands):

2014	$259,796
2015	71,472
2016	381,427
2017	70,735
2018	367,500
Total	$1,150,930

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. Our short-term lines of credit facilities are primarily used to fund settlement. For certain of our lines of credit facilities, the maximum borrowing amount may exceed the stated credit limit by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our Corporate Credit Facilities at May 31, 2013 was $440.0 million. As of May 31, 2013, we had $796.1 million available to fund settlement under our short-term lines of credit.

During the year ended May 31, 2013, the maximum and average borrowings under our lines of credit were $871.9 million and $464.5 million, respectively. The weighted-average interest rates on these borrowings were 1.8% and 2.1%, respectively, for the fiscal years ended May 31, 2013 and May 31, 2012. Our maximum borrowed amount was greater than our average and period end borrowings due to the timing of settlement funding.

Our line of credit facilities consist of the following:

•
Corporate - an unsecured five-year, $750.0 million revolving credit facility, which we refer to as the Corporate Credit Facility with a syndicate of financial institutions. The multi-currency facility expires in December 2015 and has a variable interest rate based on a market short-term interest rate plus a leverage based margin. On September 28, 2012, the Corporate Credit Facility was expanded from $600.0 million to $750.0 million by requesting additional commitments from new and existing lenders. The Corporate Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature.

We plan to use the Corporate Credit Facility to support strategic growth initiatives and for general corporate purposes. As of May 31, 2013, annual interest rate on the credit facility was 2.2% and the aggregate outstanding balance was $310.0 million. The Corporate Credit Facility is included in long-term debt in the accompanying consolidated balance sheets because we are not contractually obligated to make repayments in the next twelve months.

•
United Kingdom- a revolving credit facility with HSBC Bank, for up to £140.0 million ($212.3 million USD as of May 31, 2013) to fund settlement. This credit facility has a variable short-term interest rate plus a margin. As of May 31, 2013, the annual interest rate was 1.9%. This facility is subject to annual review. During the year ended May 31, 2013, this facility was amended to facilitate borrowings in multiple currencies.

•
Hong Kong - a revolving overdraft facility with HSBC Limited Hong Kong, for up to 1.0 billion Hong Kong dollars ($128.8 million USD as of May 31, 2013) to fund settlement.  In addition, the Hong Kong credit facility allows us to expand the size of the uncommitted facility to 1.5 billion Hong Kong dollars. This facility has a variable short-term interest rate plus a margin.  As of May 31, 2013, the annual interest rate on the facility was 0.9%. This facility is subject to annual review.

•
Canada - a revolving credit facility, which we refer to as our Canada Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC. The Canada Credit Facility is a facility which consists of a line of credit of $25.0 million Canadian dollars ($24.8 million USD as of May 31, 2013). In addition, the Canada Credit Facility allows us to expand the size of the uncommitted facility to $30.0 million Canadian dollars. This credit facility carries no termination date, but can be terminated by either party with advance notice. This credit facility has card association receivables and CIBC settlement related bank accounts as pledged collateral. This credit facility has a variable interest rate based on the Canadian dollar Interbank Offered Rate or prime rate plus a margin. As of May 31, 2013, the annual interest rate was 1.5%.

•
Malaysia - a revolving overdraft facility with HSBC Bank Malaysia Berhad, for up to 90.0 million Malaysian Ringgits ($29.3 million USD as of May 31, 2013) to fund settlement. This facility has a variable short-term interest rate less a margin.  As of May 31, 2013, the annual interest rate on the facility was 3.7%. This facility is subject to annual review.

•
Spain - a revolving credit facility with CaixaBank, for up to €250.0 million ($324.7 million USD as of May 31, 2013) to fund settlement. This credit facility also allows borrowings in British Pound Sterling, Japanese Yen, and United States dollars, and has a variable short-term interest rate plus a margin. As of May 31, 2013, the annual interest rate was 0.3%. The term of this facility is through January 2014.

•
Singapore - a revolving overdraft facility with HSBC Banking Corporation Limited, for up to 25.0 million Singapore dollars ($19.8 million USD as of May 31, 2013) to fund settlement. This facility has a variable short-term interest rate plus a margin.  As of May 31, 2013, the annual interest rate on the facility was 0.9%. This facility is subject to annual review.

•
Philippines - a revolving facility with HSBC Bank, Philippines, for up to 450.0 million Philippine Pesos ($10.6 million USD as of May 31, 2013) and $2.5 million United States dollars to fund settlement.  The facility has variable short-term interest rates plus a margin.  As of May 31, 2013, the annual interest rates on the facility was 3.8% for the Philippines Pesos tranche. This facility is subject to annual review.

•
Maldives - a revolving overdraft facility with HSBC Bank, Maldives, for up to $6.0 million to fund settlement. This facility is denominated in United States dollars and has a variable short-term interest rate plus a margin.  As of May 31, 2013, the annual interest rate on the facility was 4.7%. This facility is subject to annual review.

•
Macau - a revolving overdraft facility with HSBC Asia Pacific, for 40.0 million Macau Pataca ($4.9 million USD as of May 31, 2013) to fund settlement. In addition, the Macau Credit Facility allows us to expand the size of the uncommitted facility to 150.0 million Macau Pataca. This credit facility has a variable interest rate based on the lending rate stipulated by HSBC Asia Pacific, less a margin. As of May 31, 2013, the annual interest rate on the facility was 2.5%. This facility is subject to annual review.

•
Sri Lanka - a revolving overdraft facility with HSBC Bank, Sri Lanka, for 550.0 million Sri Lankan Rupees ($4.3 million USD as of May 31, 2013) in two tranches: one to fund settlement and the other for general corporate purposes.  The facility has a variable short-term interest rate plus a margin.  As of May 31, 2013, the annual interest rate on the two tranches of the facility was 14.0%. This facility is subject to annual review.

•
National Bank of Canada - a revolving credit facility for up to $80.0 million Canadian dollars ($77.4 million USD as of May 31, 2013) and $5.0 million United States dollars to provide certain Canadian merchants with same day value for MasterCard credit card transactions and debit card transactions. This credit facility has a variable short-term interest rate plus a margin. As of May 31, 2013, the facility was undrawn.

•
Taiwan - a revolving overdraft facility for up to 1.5 billion Taiwan dollars ($50.0 million USD as of May 31, 2013) to fund settlement. This credit facility has a variable short-term interest rate plus a margin. As of May 31, 2013, the annual interest rate on the facility was 2.1%. This facility is subject to annual review.

•
Brunei - a revolving overdraft facility for up to 4.5 million Brunei dollars ($3.5 million USD as of May 31, 2013) to fund settlement was entered into in April 2013. This credit facility has a variable short-term interest rate plus a margin. As of May 31, 2013, the annual interest rate on this facility was 2.4%. This facility is subject to annual review.

Term Loans

On September 28, 2012, we entered into a five-year unsecured $700.0 million term loan agreement with a syndicate of banks, which we used to partially fund our acquisition of APT and our purchase of HSBC Asia's 44% interest in GPAP and to repay the outstanding balance on the Corporate Credit Facility. The term loan expires in September 2017 and bears interest, at our election, at the prime rate or London Interbank Offered Rate ("LIBOR"), plus a leverage-based margin. As of May 31, 2013, the annual interest rate on the term loan was 2.2%. The term loan has scheduled principal payments of $17.5 million at the end of each fiscal quarter through maturity. As of May 31, 2013, the outstanding balance of the term loan was $647.5 million.

On January 31, 2013, we repaid the outstanding balance of our five-year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States. The term loan had a variable interest rate based on LIBOR plus a leverage based margin.

On July 10, 2012, we repaid the outstanding balance of our five-year unsecured $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. The term loan had a variable interest rate based on LIBOR plus a leveraged-based margin.

Notes Payable

United Card Services, or UCS, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $6.0 million at May 31, 2013. These notes have fixed annual interest rates of 8.5% with maturity dates ranging from June 2013 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the year ended May 31, 2013.

Redeemable Noncontrolling Interest

As of May 31, 2012, we had a redeemable noncontrolling interest associated with our Asia-Pacific merchant services business. Global Payments Asia-Pacific Limited, or GPAP, is the entity through which we conduct our merchant acquiring business in the Asia-Pacific region.  We owned 56% of GPAP and HSBC Asia owned the remaining 44%.  The GPAP shareholders' agreement included provisions pursuant to which HSBC Asia could have compelled us to purchase, at the lesser of fair value or a net revenue multiple, additional GPAP shares from HSBC Asia (the “Put Option”).  Because the Put Option was not solely within our control, we classified this interest as a redeemable noncontrolling interest and reported the maximum total redemption amount in the mezzanine section of the consolidated balance sheet. In accordance with current accounting guidance, we adjusted our redeemable noncontrolling interest to reflect the maximum redemption amount as of May 31, 2012 with a corresponding adjustment to retained earnings on our consolidated balance sheet.

On July 26, 2012, outside the terms of the Put Option, we agreed to purchase all of HSBC Asia's interest in GPAP for $242.0 million. We accounted for the purchase of the remaining 44% of GPAP as an equity transaction with a reduction of redeemable noncontrolling interest of $146.0 million and a reduction of retained earnings of $96 million. In accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity ("ASC 480"), from the agreement date through the close of the transaction, we accounted for our commitment to purchase the remaining 44% of GPAP as a freestanding forward contract. Accordingly as of July 26, 2012, we stopped attributing income to redeemable noncontrolling interest and any subsequent distributions to holders of the redeemable noncontrolling interest are characterized as interest expense. HSBC Asia is entitled to dividends through the closing of the transaction pursuant to the GPAP shareholders agreement and the purchase agreement. During fiscal 2013, we declared a dividend for fiscal year 2012 of which $8.4 million was paid to HSBC Asia. Such dividend is reflected as interest expense in our consolidated statements of income in the accordance with the provisions of ASC 480. During fiscal year 2014, we expect to declare an additional dividend related to GPAP operations through the closing date. We expect HSBC Asia's share of such dividend to be reflected in interest expense in our fiscal year 2014 consolidated statements of income.

Data Center Relocation

We have undertaken the relocation and redesign of our primary data center and processing system. We have entered into agreements related to this relocation and for the ongoing management of the data center, and we are contractually committed to make payments for the ongoing management of our data center through December 31, 2016. These obligations are included in the operating leases and purchase obligations line of the table presented below.

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

BIN/ICA Agreements

In connection with our acquisition of merchant credit card operations of banks, we have entered into sponsorship or depository and processing agreements with certain of the banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2013.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of May 31, 2013:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)
Operating leases (Note 15) and purchase obligations	$159,606	$35,935	$65,153	$39,182	$19,336
Total debt, including current portion (Note 7)	1,150,930	259,796	452,899	438,235	—
Interest on long-term debt(1)	49,370	14,209	23,345	11,816	—

(1) Interest on variable rate debt is based on rates effective and amounts borrowed as of May 31, 2013.

Note: This table excludes other obligations that we may have, such as employee benefit plan obligations, unrecognized tax benefits, and other current and long-term liabilities reflected in our consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of these payments; therefore such amounts are not included in the above contractual obligation table. We do not have any material purchase commitments as of May 31, 2013.

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

Reserve for operating losses

As a part of our direct merchant credit card and debit card processing services and check guarantee services we experience merchant losses and check guarantee losses, which we collectively refer to as “operating losses.” Merchant losses occur when we are unable to collect amounts from merchant customers for any charges properly reversed by the cardholder. Check guarantee losses occur when we are unable to collect the full amount of a guaranteed check from the checkwriter. Please refer to the notes to consolidated financial statements for a further explanation of these operating losses.

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

We account for our potential liability for the full amount of the operating losses discussed above as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of estimated known losses and estimated incurred but not reported losses. Estimated known losses arise from specific instances of, for example, merchant bankruptcies, closures or fraud of which we are aware at the balance sheet date, but for which the ultimate amount of associated loss will not be determined until after the balance sheet date. Estimated known loss accruals are recorded when it is probable that we have incurred a loss and the loss is reasonably estimable. Estimated known losses are calculated at the merchant level based on chargebacks received to date, processed volume, and historical chargeback ratios. The estimate is reduced for any collateral that we hold. Accruals for estimated known losses are evaluated periodically and adjusted as appropriate based on actual loss experience. Incurred but not reported losses result from transactions that we process before the balance sheet date for which we have not yet received chargeback notification. We estimate incurred but not reported losses by applying historical loss ratios to our direct merchant credit card and signature debit card sales volumes processed, or processed volume. Historically, this estimation process has been materially accurate.

For the years ended May 31, 2013, 2012, and 2011, our processed volume was $192.8 billion, $180.7 billion, and $167.3 billion, respectively. For these same periods, we recorded provisions for merchant losses of $9.5 million, $8.8 million, and $6.0 million, respectively. As a percentage of processed volume, these charges were 0.0049%, 0.0049%, and 0.0036%, respectively, during the above periods. For these same years, we experienced actual losses of $9.9 million, $9.6 million, and $8.7 million, respectively. We believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our provision for merchant losses as a percentage of processed volume for the year ended May 31, 2013 would have resulted in a decrease or increase in net income of $0.6 million. As of May 31, 2013 and 2012, $2.3 million has been recorded for guarantees associated with merchant card processing and are included in settlement processing obligations in the accompanying consolidated balance sheets.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is comprised of estimated losses on returned checks and estimated incurred but not reported losses.  We estimate the loss on returned checks by applying historical collection rates to our claims receivable balance.  We estimate incurred but not reported losses by applying historical loss ratios to the face value of our guaranteed checks.  For each of the years ended May 31, 2013, 2012, and 2011, we guaranteed total check face values of $2.6 billion. For those same periods, we recorded provisions for check guarantee losses of $11.7 million, $13.4 million, and $14.2 million, respectively. As a percentage of the total guaranteed check face value, these charges were 0.44%, 0.51%, and 0.55%, respectively. For these same years, we experienced actual losses of $12.0 million, $13.8 million, and $14.5 million, respectively. We believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our percentage assumption for the year ended May 31, 2013 would have resulted in a decrease or increase in net income of $0.8 million. Further, if our guarantee loss as a percentage of guarantee volume for our fiscal 2013 had equaled our guarantee loss as a percentage of guarantee volume of 0.51% for the same prior year period, our net income would have decreased by $1.1 million. As of May 31, 2013 and 2012, we had a check guarantee reserve of $3.1 million and $3.4 million, respectively, which is included in claims receivable, net, in the accompanying consolidated balance sheets.

We derive our projected loss rate assumptions primarily based on a rolling six to twelve month analysis of historic loss activity. These assumptions, however, bear the risk of change, which may occur as a result of several qualitative factors. For merchant losses, these factors include the following: a change in the creditworthiness of our merchant customers; a change in the levels of credit card fraud affecting our merchant customers; and a change in the effectiveness of our internal credit, risk management, and collection departments. For check guarantee losses, these factors include a change in the levels of dishonored consumer checks presented to our guarantee service merchant customers and a change in the effectiveness of our internal check guarantee procedures, customer acceptance and retention policies, or collection protocols. Application of our percentage assumptions involve uncertainty regarding changes in any of the factors above, especially those that are outside of our control, such as the financial health of the economies in the United States, Canada, the United Kingdom, Spain, the Asia-Pacific region, and the Russian Federation at a regional or national level and the related impact on our customers.

Goodwill and long-lived asset valuations

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amounts of goodwill, property and equipment, and other intangible assets may warrant revision or may not be recoverable. Goodwill is evaluated for impairment annually by applying a fair value based test. Property and equipment and finite-lived intangible assets are evaluated for impairment when facts and circumstances indicate the carrying values of such assets may exceed their fair values. When factors indicate that these assets should be evaluated for possible impairment, we assess the potential impairment of their carrying values by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition.

We completed our most recent annual goodwill and indefinite-life intangible asset impairment test as of January 1, 2013. Goodwill is tested for impairment at the reporting unit level, and the impairment test consists of two steps. In the first step the reporting unit's carrying amount, including goodwill, is compared to its fair value which is measured based upon, among other factors, a discounted cash flow analysis as well as market multiples for comparable companies. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of goodwill. The excess of the carrying amount over the implied fair value is the impairment loss.

We have six reporting units: North America Merchant Services, U.K. Merchant Services, Asia-Pacific Merchant Services, Central and Eastern Europe Merchant Services, Russia Merchant Services and Spain Merchant Services. We estimate the fair value of our reporting units using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management's expectations for future revenue, operating expenses, EBITDA, capital expenditures and an anticipated tax rate. We discount the related cash flow forecasts using our estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the reporting unit in developing the valuation estimate.

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

At May 31, 2013, we had goodwill of $1,044.2 million recorded on our consolidated balance sheet. We completed our most recent annual goodwill impairment test on January 1, 2013 and determined that the fair value of each of our reporting units is substantially in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

We use the accelerated method of amortization for most our customer-related intangible assets. In determining amortization expense under our accelerated method for any given period, we calculate expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset.  We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period.  In addition, if the cash flow patterns that we experience differ significantly than our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. During fiscal 2013, we did not adjust the amortization schedules.

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We use the straight-line method of amortization for our contract-based intangibles and amortizable trademarks.

Capitalization of Internally Developed Software

We develop software that is used in providing processing services to customers. Capitalization of internally developed software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred prior to the preliminary project stage are expensed as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to merchant attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. Such impairment would result in a charge to income. Total software capitalized at May 31, 2013 was $167.1 million. Costs capitalized during fiscal 2013, 2012 and 2011 totaled $29.2 million, $31.3 million, and $26.3 million, respectively. Internally developed software has an amortization period of 5 to 10 years. Internally developed software assets are placed into service when they are ready for their intended use.

As of May 31, 2013, we have placed into service $92.2 million of hardware and software associated with our technology processing platform, referred to as G2; $5.7 million of which was placed in service during fiscal 2013. The vision for this platform is to serve as a front-end operating environment for merchant processing and is intended to replace a number of legacy platforms that have higher cost structures. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform's use than the straight-line method. We are currently processing transactions on our G2 platform in eight markets in our Asia-Pacific region and for a limited number of U.S. merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for fiscal 2013 was not significant. Depreciation and amortization expense will increase as we complete migrations of other merchants to the G2 platform.

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

Judgment will be required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. At May 31, 2013, our consolidated balance sheet includes net deferred tax assets associated with our United Kingdom business of $90.7 million. Our assessment of the recoverability of these deferred tax assets is based, in part, on our projections of future business performance and viable tax planning strategies. If future business performance fails to meet projections, we may determine that some or all of these deferred tax assets will not be realized. In the event of such a determination, we would record a valuation allowance for the amount deemed unrecoverable with a corresponding charge to the provision for income taxes.

New Accounting Pronouncements

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

In March 2013, the FASB issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters" ("ASU 2013-05"). The amendments in ASU 2013-05 resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-05 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013 . This standard is effective for us beginning June 1, 2014 . We are currently evaluating the impact of ASU 2013-05 on our consolidated financial statements.

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

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant amount of our operations are conducted in foreign currencies. Consequently, our revenues and income generated in currencies other than the United States dollar are affected by fluctuations in foreign currency exchange rates. For fiscal 2013, currency rate fluctuations decreased our revenues by $19.1 million and our diluted earnings per share by $0.04 as compared to the prior year. To calculate this we converted our fiscal 2013 actual revenues and expenses at fiscal 2012 rates.

Generally, the functional currency of our various subsidiaries is their local currency.  As a result, we are exposed to currency fluctuations on transactions which are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period.  We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the years ended May 31, 2013, 2012 and 2011, our transaction gains and losses were insignificant.

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

We have various term loans and lines of credit that we use to fund settlement in certain of our markets and for general corporate purposes and acquisitions. Interest rates on these term loans and lines of credit are based on market rates and fluctuate accordingly. As of May 31, 2013, there was $1,150.9 million outstanding on these term loans and lines of credit.

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

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and believe the market risk arising from cash investments and debt is not material.

A 1% increase in interest rates as of May 31, 2013 would not have had a material adverse impact on our current or future consolidated net income or cash flows.

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

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Payments Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of May 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2013 of the Company and our report dated July 25, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's identification and self-reporting of unauthorized access into its processing system.
/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
July 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Global Payments Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of May 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended May 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, in March 2012, the Company identified and self-reported unauthorized access into its processing system.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 25, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
July 25, 2013

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended May 31,
	2013	2012	2011

Revenues	$2,375,923	$2,203,847	$1,859,802
Operating expenses:
Cost of service	862,075	784,756	665,017
Sales, general and administrative	1,119,860	1,027,304	863,191
Processing system intrusion	36,775	84,438	—
	2,018,710	1,896,498	1,528,208

Operating income	357,213	307,349	331,594

Other income (expense):
Interest and other income	10,353	9,946	10,774
Interest and other expense	(33,282)	(16,848)	(18,161)
	(22,929)	(6,902)	(7,387)

Income from continuing operations before income taxes	334,284	300,447	324,207
Provision for income taxes	(95,571)	(82,881)	(95,076)
Income from continuing operations, net of tax	238,713	217,566	229,131
Loss from discontinued operations, net of tax	—	—	(975)
Net income	238,713	217,566	228,156
Less: Net income attributable to noncontrolling interests	(22,588)	(29,405)	(18,918)
Net income attributable to Global Payments	$216,125	$188,161	$209,238

Amounts attributable to Global Payments:
Income from continuing operations, net of tax	$216,125	$188,161	$210,213
Loss from discontinued operations, net of tax	—	—	(975)
Net income attributable to Global Payments	$216,125	$188,161	$209,238

Basic earnings per share attributable to Global Payments:
Income from continuing operations	$2.78	$2.39	$2.63
Loss from discontinued operations	—	—	(0.01)
Net income attributable to Global Payments	$2.78	$2.39	$2.62

Diluted earnings per share attributable to Global Payments:
Income from continuing operations	$2.76	$2.37	$2.61
Loss from discontinued operations	—	—	(0.01)
Net income attributable to Global Payments	$2.76	$2.37	$2.60
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year End May 31,
	2013	2012	2011

Net income	$238,713	$217,566	$228,156
Other comprehensive income (loss):
Foreign currency translation adjustments	20,629	(139,722)	127,722
Income tax benefit (expense) related to foreign currency translation adjustments	582	6,879	(5,366)
Changes in unrecognized pension benefit costs	2,302	(3,470)	198
Income tax (expense) benefit related to changes in unrecognized pension benefit costs	(785)	1,260	(88)
Other comprehensive income (loss), net of tax	22,728	(135,053)	122,466

Comprehensive income	261,441	82,513	350,622
Less: comprehensive income attributable to noncontrolling interests	(30,378)	(3,673)	(17,809)
Comprehensive income attributable to Global Payments	$231,063	$78,840	$332,813
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2013	May 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$680,470	$781,275
Accounts receivable, net of allowances for doubtful accounts of $509 and $532, respectively	189,435	182,962
Claims receivable, net of allowances for losses of $3,144 and $3,435, respectively	1,156	1,029
Settlement processing assets	259,204	217,994
Inventory	11,057	9,864
Deferred income taxes	6,485	21,969
Prepaid expenses and other current assets	66,685	33,646
Total current assets	1,214,492	1,248,739
Goodwill	1,044,222	724,687
Other intangible assets	400,848	290,188
Property and equipment, net	348,064	305,848
Deferred income taxes	95,178	97,235
Other	22,252	21,446
Total assets	$3,125,056	$2,688,143
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$187,461	$215,391
Current portion of long-term debt	72,335	76,420
Accounts payable and accrued liabilities	262,890	316,313
Settlement processing obligations	162,558	216,878
Income taxes payable	18,870	12,283
Total current liabilities	704,114	837,285
Long-term debt	891,134	236,565
Deferred income taxes	170,723	106,644
Other long-term liabilities	72,478	62,306
Total liabilities	1,838,449	1,242,800
Commitments and contingencies (See Note 15)
Redeemable noncontrolling interest	—	144,422
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 75,426,099 and 78,551,297 issued and outstanding at May 31, 2013 and 2012, respectively	—	—
Paid-in capital	202,396	358,728
Retained earnings	958,751	843,456
Accumulated other comprehensive loss	(15,062)	(30,000)
Total Global Payments shareholders’ equity	1,146,085	1,172,184
Noncontrolling interest	140,522	128,737
Total equity	1,286,607	1,300,921
Total liabilities and equity	$3,125,056	$2,688,143
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$238,713	$217,566	$228,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	55,023	48,403	40,545
Amortization of acquired intangibles	56,765	50,696	41,692
Share-based compensation expense	18,427	16,391	15,885
Provision for operating losses and bad debts	21,659	22,417	20,577
Deferred income taxes	33,112	(19,498)	19,154
Loss on disposal of discontinued operations, non-cash	—	—	602
Other, net	(4,878)	(2,775)	(3,576)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(5,458)	(16,422)	(34,723)
Claims receivable	(11,858)	(13,519)	(14,425)
Settlement processing assets and obligations, net	(104,007)	(568,335)	299,895
Inventory	(1,187)	(2,394)	1,979
Prepaid expenses and other assets	(22,978)	3,511	3,537
Accounts payable and other accrued liabilities	(39,374)	85,875	89,230
Income taxes payable	6,587	4,609	1,244
Net cash provided by (used in) operating activities	240,546	(173,475)	709,772
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(434,016)	(44,274)	(167,968)
Capital expenditures	(98,590)	(109,876)	(98,537)
Disposition of business, net of cash	—	—	(2,577)
Net decrease in financing receivables	2,812	2,565	2,062
Proceeds from sale of investment	1,227	1,152	—
Net cash used in investing activities	(528,567)	(150,433)	(267,020)
Cash flows from financing activities:
Net (payments) borrowings on short-term lines of credit	(27,930)	(55,354)	191,558
Proceeds from issuance of long-term debt	1,135,327	146,374	205,298
Principal payments under long-term debt	(482,349)	(184,235)	(280,198)
Acquisition of redeemable noncontrolling interest	(242,000)	—	—
Payment of debt issuance costs	(3,987)	—	—
Proceeds from stock issued under employee stock plans	10,543	11,446	18,364
Common stock repurchased - share based compensation plans	(10,244)	(4,861)	—
Repurchase of common stock	(175,297)	(99,604)	(14,900)
Tax benefit from employee share-based compensation	1,863	1,441	9,141
Distributions to noncontrolling interest	(16,206)	(27,082)	(8,752)
Dividends paid	(6,198)	(6,311)	(6,388)
Net cash provided by (used in) financing activities	183,522	(218,186)	114,123
Effect of exchange rate changes on cash	3,694	(30,916)	27,464
(Decrease) increase in cash and cash equivalents	(100,805)	(573,010)	584,339
Cash and cash equivalents, beginning of the period	781,275	1,354,285	769,946
Cash and cash equivalents, end of the period	$680,470	$781,275	$1,354,285
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2012	78,551	$358,728	$843,456	$(30,000)	$1,172,184	$128,737	$1,300,921
Net income			216,125		216,125	20,774	236,899
Changes in unrecognized pension benefit costs, net of tax of ($785)				1,517	1,517		1,517
Foreign currency translation adjustment, net of tax of $582				13,421	13,421	7,217	20,638
Stock issued under employee stock plans	885	10,543			10,543		10,543
Common stock repurchased - share based compensation plans	(335)	(10,244)			(10,244)		(10,244)
Tax benefit from employee share-based compensation, net		850			850		850
Share-based compensation expense		18,427			18,427		18,427
Distributions to noncontrolling interest						(16,206)	(16,206)
Redeemable noncontrolling interest valuation adjustment			817		817		817
Repurchase of common stock	(3,675)	(79,900)	(95,449)		(175,349)		(175,349)
Purchase of redeemable noncontrolling interest		(96,008)			(96,008)		(96,008)
Dividends paid ($0.08 per share)			(6,198)		(6,198)		(6,198)
Balance at May 31, 2013	75,426	$202,396	$958,751	$(15,062)	$1,146,085	$140,522	$1,286,607

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2011	80,335	$419,591	$685,624	$79,320	$1,184,535	$153,282	$1,337,817
Net income			188,161		188,161	17,804	205,965
Changes in unrecognized pension benefit costs, net of tax of $1,260				(2,210)	(2,210)		(2,210)
Foreign currency translation adjustment, net of tax of $6,879				(107,110)	(107,110)	(22,991)	(130,101)
Stock issued under employee stock plans	833	11,446			11,446		11,446
Common stock repurchased - share based compensation plans	(327)	(4,861)			(4,861)		(4,861)
Tax benefit from employee share-based compensation, net		1,176			1,176		1,176
Share-based compensation expense		16,391			16,391		16,391
Distributions to noncontrolling interest						(19,358)	(19,358)
Redeemable noncontrolling interest valuation adjustment			(9,429)		(9,429)		(9,429)
Repurchase of common stock	(2,290)	(85,015)	(14,589)		(99,604)		(99,604)
Dividends paid ($0.08 per share)			(6,311)		(6,311)		(6,311)
Balance at May 31, 2012	78,551	$358,728	$843,456	$(30,000)	$1,172,184	$128,737	$1,300,921

See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Global Payments Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2010	79,646	$390,325	$515,194	$(44,255)	$861,264	$10,253	$871,517
Net income			209,238		209,238	9,326	218,564
Changes in unrecognized pension benefit costs, net of tax of ($88)				110	110		110
Foreign currency translation adjustment, net of tax of $(5,366)				123,465	123,465	9,717	133,182
Stock issued under employee stock plans	1,361	21,954			21,954		21,954
Common stock repurchased - share based compensation plans	(327)	(3,590)			(3,590)		(3,590)
Tax benefit from employee share-based compensation		7,997			7,997		7,997
Share-based compensation expense		15,885			15,885		15,885
Noncontrolling interest in business acquisitions						132,738	132,738
Distributions to noncontrolling interest						(8,752)	(8,752)
Redeemable noncontrolling interest valuation adjustment			(32,420)		(32,420)		(32,420)
Repurchase of common stock (see Note 1)	(345)	(12,980)			(12,980)		(12,980)
Dividends paid ($0.08 per share)			(6,388)		(6,388)		(6,388)
Balance at May 31, 2011	80,335	$419,591	$685,624	$79,320	$1,184,535	$153,282	$1,337,817

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation and Presentation— Global Payments Inc. is a high-volume processor of electronic transactions for merchants, multinational corporations, financial institutions, consumers, government agencies and other business and non-profit business enterprises to facilitate payments to purchase goods and services or further other economic goals. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a transaction can be completed. We were incorporated in Georgia as Global Payments Inc. in September 2000 and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in the payments business since 1967. Our fiscal year ends on May 31, thus we refer to the years ended May 31, 2013, 2012, and 2011 as fiscal years 2013, 2012, and 2011, respectively.

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

Revenue recognition— Our two merchant services segments primarily include processing solutions for credit cards, debit cards, electronic payments and check-related services. Revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. Our primary business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of independent sales organizations ("ISOs") that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. Revenue from credit cards and signature debit cards is generally based on a percentage of transaction value along with other related fees, while revenue from PIN-based debit cards is typically based on a fee per transaction.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include reserve funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of May 31, 2013 and 2012, our cash and cash equivalents included $280.7 million and $328.2 million, respectively, related to Merchant Reserves.

Our cash and cash equivalents include settlement related cash balances. Settlement related cash balances represent surplus funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors’ funding obligation to the merchant. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Please see Note 3 - Settlement processing assets and obligations and discussion below for further information.

Inventory— Inventory, which includes electronic point of sale terminals, automated teller machines, and related peripheral equipment, is stated at the lower of cost or fair value. Cost is determined by using the average cost method.

Settlement processing assets and obligations— Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. In accordance with Accounting Standards Codification ("ASC") 210-20,

Offsetting, we apply offsetting to our settlement processing assets and obligations where legal right of set off exists. Please see Note 3 - Settlement Processing Assets and Obligations for further information.

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

We account for our potential liability for the full amount of the operating losses discussed above as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of estimated known losses and estimated incurred but not reported losses. Estimated known losses arise from specific instances of, for example, merchant bankruptcies, closures or fraud of which we are aware at the balance sheet date, but for which the ultimate amount of associated loss will not be determined until after the balance sheet date. Estimated known loss accruals are recorded when it is probable that we have incurred a loss and the loss is reasonably estimable. Estimated known losses are calculated at the merchant level based on chargebacks received to date, processed volume, and historical chargeback ratios. The estimate is reduced for any collateral that we hold. Accruals for estimated known losses are evaluated periodically and adjusted as appropriate based on actual loss experience. Incurred but not reported losses result from transactions that we process before the balance sheet date for which we have not yet received chargeback notification. We estimate incurred but not reported losses by applying historical loss ratios to our direct merchant credit card and signature debit card sales volumes processed, or processed volume. Historically, this estimation process has been materially accurate.

As of May 31, 2013 and 2012, $2.3 million has been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the years ended May 31, 2013, 2012 and 2011, we recorded such expenses in the amounts of $9.5 million, $8.8 million and $6.0 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee approximates cost and is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the checkwriter but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is comprised of estimated losses on returned checks and estimated incurred but not reported losses.  We estimate the loss on returned checks by applying historical collection rates to our claims receivable balance.  We estimate incurred but not reported losses by applying historical loss ratios to the face value of our guaranteed checks.  As of May 31, 2013 and 2012, we have a check guarantee loss reserve of $3.1 million and $3.4 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. For the years ended May 31, 2013, 2012 and 2011, we recorded expenses of $11.7 million, $13.4 million and $14.2 million, respectively, which are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

As of May 31, 2013, we have placed into service $92.2 million of hardware and software associated with our technology processing platform, referred to as G2; $5.7 million of which was placed in service during fiscal 2013. G2 serves as a front-end operating environment for merchant processing, and is intended to replace a number of legacy platforms. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform's use than the straight-line method. We are currently processing transactions on our G2 platform in eight markets in our Asia-Pacific region and for a limited number of U.S. merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for fiscal 2013, 2012 and 2011 was not significant. Depreciation and amortization expense will increase as we complete migrations of other merchants to the G2 platform.

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

We have six reporting units: North America Merchant Services, U.K. Merchant Services, Asia-Pacific Merchant Services, Central and Eastern Europe Merchant Services, Russia Merchant Services and Spain Merchant Services. We estimate the fair value of our reporting units using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, EBITDA, capital expenditures and an anticipated tax rate. We discount the related cash flow forecasts using our estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the reporting unit in developing the valuation estimate.

Preparation of forecasts and the selection of the discount rates involve significant judgments about expected future business performance and general market conditions. Significant changes in our forecasts and the discount rates selected or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

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

Amortization for most of our customer-related intangible assets is calculated using an accelerated method. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying value of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we will adjust the amortization schedule accordingly. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business.

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-lived intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at May 31, 2013 and 2012.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At May 31, 2013 and 2012, our consolidated balance sheet includes net deferred tax assets associated with our United Kingdom business of $90.7 million and $92.8 million, respectively.

Our effective tax rates were 28.6%, 27.6%, 29.3% for the years ended May 31, 2013, 2012 and 2011, respectively. The effective tax rates for the years ended May 31, 2013 and 2012 reflect adjustments to our U.K. deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 2%. Please see Note 9– Income Tax for further information.

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. At May 31, 2013, the carrying amount of our term loans approximates fair value, which is calculated using Level 2 inputs. Our subsidiary in the Russian Federation has notes payable with a fixed interest rate of 8.5% and maturity dates ranging from June 2013 through November 2016. At May 31, 2013, we believe the carrying amount of these notes approximates fair value, which is calculated using Level 3 inputs. Please see Note 7 – Long-Term Debt and Credit Facilities for further information.

Financing receivables— Our subsidiary in the Russian Federation purchases Automated Teller Machines ("ATMs") and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $6.3 million and $9.1 million of financing receivables included in our May 31, 2013 and 2012 consolidated balance sheets, respectively.

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

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency.  Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period.  For the years ended May 31, 2013 and 2012, our transaction gains and losses were insignificant.

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

The measurement date for the pension plans is May 31, which coincides with the plans' fiscal year. Our plan expenses for fiscal 2013, 2012 and 2011 were actuarially determined. Due to the limited participation by employees in these plans and the related subsequent modifications, the total benefit obligation and funded status of the plans is not material and we have not provided full disclosure of such amounts.

Earnings per share— Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders are the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the years ended May 31, 2013, 2012 and 2011 excludes shares of 0.3 million, 0.2 million and 0.7 million respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the years ended May 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)

Basic weighted average shares outstanding	77,767	78,829	79,837
Plus: dilutive effect of stock options and other share-based awards	460	602	641
Diluted weighted average shares outstanding	78,227	79,431	80,478

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

New accounting pronouncements— From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

In March 2013, the FASB issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters" ("ASU 2013-05"). The amendments in ASU 2013-05 resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-05 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. This standard is effective for us beginning June 1, 2014. We are currently evaluating the impact of ASU 2013-05 on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, "Disclosures About Offsetting Assets and Liabilities" ("ASU 2011-11"). The amendments in ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for us beginning June 1, 2013. The adoption of ASU 2011-11 will affect our disclosures of settlement processing assets and obligations. The disclosures required by ASU 2011-11 will be applied retrospectively for all comparative periods presented.

NOTE 2—PROCESSING SYSTEM INTRUSION

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

As a result of this event, certain card networks removed us from their list of Payment Card Industry Data Security Standards ("PCI DSS") compliant service providers. Our work to remediate our systems and processes is complete. We hired a Qualified Security Assessor, or QSA, to conduct an independent review of the PCI DSS compliance of our systems. Global Payments Direct, Inc. our primary operating entity, has been returned to the list of PCI DSS compliant service providers and we have received reports on compliance covering all of our systems that process, store, transmit or otherwise utilize card data. To date, we have not experienced a material loss of revenue that we can confirm has been related to this event. However, this event and our related remediation efforts could potentially have a negative impact on future revenues.

During 2013, we recorded $36.8 million of expense associated with this incident, bringing the life-to-date total expense to $121.2 million. Of this life-to-date expense, $105.5 million represents costs incurred through May 31, 2013 for professional fees and other costs associated with the investigation and remediation, incentive payments to certain business partners and costs associated with credit monitoring and identity protection insurance. An additional $35.7 million represents total fraud losses, fines and other charges that have been imposed upon us by the card networks. We have also received $20.0 million ($2.0 million in fiscal 2012 and $18.0 million in fiscal 2013) of insurance recoveries, which are netted with related expenses, as discussed below. During fiscal 2013, we reduced our accrual for fraud losses, fines and other charges by $31.8 million. We based our initial estimate of fraud losses, fines and other charges on our understanding of the rules and operating regulations published by the networks and preliminary communications with the networks. We have now reached resolution with and made payments to the networks, resulting in charges that were less than our initial estimates. The primary difference between our initial estimates and the final charges relates to lower fraud related costs attributed to this event than previously expected. The following table reflects the activity in our accrual for fraud losses, fines and other charges for the twelve months ended May 31, 2013 (in thousands):

Balance at May 31, 2012	$67,436
Adjustments	(31,781)
Subtotal	35,655
Payments	(35,655)
Balance at May 31, 2013	$—

We were insured under policies that provided coverage of certain costs associated with this event. The policies provided a total of $30.0 million in policy limits and contained various sub-limits of liability and other terms, conditions and limitations, including a $1.0 million deductible per claim. As of fiscal year 2013, we received assessments from certain networks and submitted additional claims to the insurers and recorded $20.0 million in additional insurance recoveries based on our negotiations with our insurers. We will record receivables for any additional recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated.

A class action arising out of the processing system intrusion was filed against us on April 4, 2012 by Natalie Willingham (individually and on behalf of a putative nationwide class) (the "Plaintiff").  Specifically, Ms. Willingham alleged that we failed to maintain reasonable and adequate procedures to protect her personally identifiable information (“PII”) which she claims resulted in two fraudulent charges on her credit card in March 2012.  Further, Ms. Willingham asserted that we failed to timely notify the public of the data breach.  Based on these allegations, Ms. Willingham asserted claims for negligence, violation of the Federal Stored Communications Act, willful violation of the Fair Credit Reporting Act, negligent violation of the Fair Credit Reporting Act, violation of Georgia's Unfair and Deceptive Trade Practices Act, negligence per se, breach of third-party beneficiary contract, and breach of implied contract.  Ms. Willingham sought an unspecified amount of damages and injunctive relief. The lawsuit was filed in the United States District Court for the Northern District of Georgia.  On May 14, 2012, we filed a motion to dismiss.  On July 11, 2012, Plaintiff filed a motion for leave to amend her complaint, and on July 16, 2012, the Court granted that motion.  She then filed an amended complaint on July 16, 2012. The amended complaint did not add any new causes of action.  Instead, it added two new named Plaintiffs (Nadine and Robert Hielscher) (together with Plaintiff, the "Plaintiffs") and dropped Plaintiff's claim for negligence per se.  On August 16, 2012, we filed a motion to dismiss the Plaintiffs' amended complaint.  The Plaintiffs filed their response in opposition to our motion to dismiss on October 5, 2012, and we subsequently filed our reply brief on October 22, 2012.  The magistrate judge issued a report and recommendation recommending dismissal of all of Plaintiffs' claims with prejudice.  The Plaintiffs subsequently agreed to voluntarily dismiss the lawsuit with prejudice, with each party bearing its own fees and costs. This was the only consideration exchanged by the parties in connection with Plaintiffs' voluntary dismissal with prejudice of the lawsuit.  The lawsuit was dismissed with prejudice on March 6, 2013.

NOTE 3—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

We are designated as a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks (“Member”) sponsoring us and our adherence to the standards of the networks. We have primary financial institution sponsors in the various markets where we facilitate payment transactions with whom we have sponsorship or depository and clearing agreements. These agreements allow us to route transactions under the member banks' control and identification numbers to clear credit card transactions through MasterCard and Visa. In certain markets, we are members in various payment networks, allowing us to process and fund transactions without third-party sponsorship.

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. For transactions processed on our systems, we use our internal network telecommunication infrastructure to provide funding instructions to the Members who in turn fund the merchants. The standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we generally follow a net settlement process whereby, if the incoming amount from the card networks precedes the Member's funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member in our account at the Member bank and record a corresponding liability. Conversely, if the Member's funding obligation to the merchant precedes the incoming amount from the card networks, the amount of the Member's net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member may assess funding cost, which is included in interest and other expense on the accompanying consolidated statements of income. Each participant in the transaction process receives compensation for its services.

Timing differences, interchange expense, Merchant Reserves and exception items cause differences between the amount the Member receives from the card networks and the amount funded to the merchants. These intermediary balances arising in our settlement process for direct merchants are reflected as settlement processing assets and obligations on our statement of financial position. Settlement processing assets and obligations consist of the components outlined below:

•	Interchange reimbursement - our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense.

•	Receivable from Members - our receivable from the Members for transactions we have funded merchants on behalf of the Members in advance of receipt of card association funding.

•	Receivable from networks - our receivable from the card networks for transactions processed on behalf of merchants where we are a Member of that particular network.

•	Exception items - items such as customer chargeback amounts received from merchants.

•	Merchant Reserves - reserves held to minimize contingent liabilities associated with losses that may occur under the merchant agreement.

•
Liability to Members - our liability to the Members for transactions for which we have received funding from the Members but have not funded merchants on behalf of the Members. Also cases in which the Member uses its own funds to satisfy a funding obligation to merchants that precedes the incoming amount from the card network.

•	Liability to merchants - our liability to merchants for transactions that have been processed but not yet funded where we are a Member of that particular network.

•	Reserve for operating losses - see Note 1 - Summary of Significant Accounting Policies.

•	Reserve for sales allowances.

In accordance with ASC 210-20, Offsetting, we apply offsetting to our settlement processing assets and obligations where legal right of setoff exists. We apply this offsetting by Member because the Member is ultimately responsible for funds settlement. With these Member transactions, we do not have access to the gross proceeds of the receivable and do not have a direct obligation or any ability to satisfy the payable that funds the merchant. In these situations, we apply offsetting to determine a net position with each member sponsor. If that net position is an asset, we reflect the net amount in settlement processing assets on our balance sheet and we present the individual components in the settlement processing assets table below. If that net position is a liability, we reflect the net amount in settlement processing obligations on our consolidated balance sheet and we present the individual components in the settlement processing obligations table below. In markets where we have direct membership, offsetting is not applied, and the individual components are presented as an asset or obligation based on the nature of that component.

	May 31, 2013	May 31, 2012
Settlement processing assets:
Interchange reimbursement	$70,348	$28,699
Receivable from Members	117,404	77,073
Receivable from networks	126,136	118,942
Exception items	2,725	1,345
Merchant Reserves	(57,409)	(8,065)
Total	$259,204	$217,994

Settlement processing obligations:
Interchange reimbursement	$200,319	$223,008
(Liability to) receivable from Members	(27,717)	589
Liability to merchants	(120,875)	(128,663)
Exception items	12,308	11,554
Merchant Reserves	(223,314)	(320,168)
Reserve for operating losses	(2,318)	(2,325)
Reserves for sales allowances	(961)	(873)
Total	$(162,558)	$(216,878)

NOTE 4—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

In the years ended May 31, 2013, 2012, and 2011, we acquired the following businesses and intangible assets:

	Date Acquired	Percentage Ownership

Fiscal 2013
Accelerated Payment Technologies	October 1, 2012	100%
Banca Civica	December 12, 2012	100%

Fiscal 2012
Alfa-Bank	December 5, 2011	100%
HSBC Malta	December 30, 2011	100%
CyberSource Portfolio	January 31, 2012	100%

Fiscal 2011
Comercia Global Payments Entidad de Pago, S.L.	December 20, 2010	51%
Various contract-based and customer related intangible assets	Various	100%

The business acquisitions have been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results of each acquisition are included in our consolidated statements of income from the dates of each acquisition.

Fiscal 2013

Accelerated Payment Technologies

On October 1, 2012, we completed the acquisition of 100% of the common stock of Accelerated Payment Technologies ("APT") for $413.0 million less working capital. We funded the acquisition using proceeds from a term loan. We acquired APT, a provider of fully-integrated payment technology solutions for small and medium sized merchants, to expand our direct distribution capabilities in the United States. This acquisition has been recorded as a business combination, and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price of APT was determined by analyzing the historical and prospective financial statements. Acquisition costs associated with this purchase were not material.

The following table summarizes the purchase price allocation (in thousands):

Goodwill	$308,518
Customer-related intangible assets	97,200
Contract-based intangible assets	30,600
Acquired technology	15,000
Fixed assets	1,309
Other assets	3,708
Total assets acquired	456,335
Deferred income taxes	(46,167)
Net assets acquired	$410,168

The goodwill associated with the acquisition is not deductible for tax purposes. The customer-related intangible assets have estimated amortization periods of 12 years. The contract-based intangible assets have amortization periods of 1.5 to 10 years. The acquired technology has an amortization period of 8 years.

Prior to the acquisition, we processed transactions for the majority of APT's merchants via an ISO relationship. As a result, our revenue will not materially change with this acquisition and the amount of incremental revenue and earnings of APT since the acquisition date included in the consolidated statement of income for fiscal 2013 is not material. With the acquisition, we will no longer pay a monthly residual to APT. The following pro forma information shows the results of our operations for fiscal year ended May 31, 2013 and May 31, 2012 as if the APT acquisition had occurred June 1, 2011. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Year Ended May 31,
	Unaudited
	2013	2013	2012	2012
	(Actual)	(Pro forma)	(Actual)	(Pro forma)
	(in thousands, except per share data)
Total revenues	$2,375,923	$2,380,098	$2,203,847	$2,212,066
Net income attributable to Global Payments	$216,125	$217,122	$188,161	$183,387

Net income per share attributable to Global Payments, basic	$2.78	$2.79	$2.39	$2.33
Net income per share attributable to Global Payments, diluted	$2.76	$2.78	$2.37	$2.31

Redeemable Noncontrolling Interest Acquisition

On July 26, 2012, we entered into an agreement to purchase HSBC Asia's ("HSBC") 44% interest in Global Payments Asia-Pacific Limited ("GPAP") for fair value of $242.0 million. Effective December 1, 2012, we completed the purchase. We used a combination of excess cash and existing borrowings to complete the transaction.

The purchase was treated as an equity transaction and reflected as a financing cash outflow in our statement of cash flows. Accordingly, no additional value was ascribed to the assets of GPAP. The difference between the maximum redemption amount of the redeemable noncontrolling interest at July 26, 2012 and our purchase price was recorded as a reduction of paid-in capital of $96.0 million. In accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity ("ASC 480"), from the agreement date through the close of the transaction, we accounted for our commitment to purchase the remaining 44% of GPAP as a freestanding forward contract. Accordingly as of July 26, 2012, we stopped attributing income to redeemable noncontrolling interest and any subsequent distributions to holders of the redeemable noncontrolling interest are characterized as interest expense. HSBC is entitled to dividends through the closing of the transaction pursuant to the GPAP shareholders agreement and the purchase agreement. During fiscal 2013, we declared a dividend for fiscal year 2012 of which $8.4 million was paid to HSBC. Such dividend is reflected as interest expense in our consolidated statements of income in the accordance with the provisions of ASC 480. During fiscal year 2014, we expect to declare an additional dividend related to GPAP operations through the closing date. We expect HSBC's share of such dividend to be reflected in interest expense in our fiscal year 2014 consolidated statements of income.

Banca Civica

On December 12, 2012, Comercia Global Payments Entidad de Pago, S.L. ("Comercia") completed the acquisition of the merchant acquiring business of Banca Civica, S.A. ("Civica") from CaixaBank, S.A. ("CaixaBank") for €17.5 million ($22.9 million equivalent as of the acquisition date). This transaction has been recorded as a business combination, and the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price of Civica was determined by analyzing the historical and prospective financial statements. The results of operations of this business were not significant to our consolidated results of operations and accordingly, we have not provided pro forma information relating to this acquisition. Acquisition costs associated with this purchase were not material.

The following table summarizes the purchase price allocation (in thousands):

Goodwill	$4,445
Customer-related intangible assets	4,576
Contract-based intangible assets	13,858
Net assets acquired	$22,879

The goodwill associated with the acquisition is not deductible for tax purposes. The customer-related and contract-based intangible assets have estimated amortization periods of 10 and 18 years, respectively.

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

HSBC Malta

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

CyberSource Portfolio

On January 31, 2012, we acquired the U.S. merchant portfolio of CyberSource from Visa for $14.9 million. The merchant portfolio has been classified as customer-related intangible assets with estimated amortization periods of 10 years.

Fiscal 2011

Comercia Global Payments Entidad de Pago, S.L.

On December 20, 2010, we acquired a 51% controlling financial interest in Comercia, a newly formed company into which CaixaBank contributed its merchant acquiring business in Spain. CaixaBank owns the remaining 49% of Comercia. We formed Comercia with CaixaBank, one of the largest retail banks in Spain, to provide merchant acquiring services to merchants in Spain. We purchased our share of Comercia for €125 million. The shareholders contributed a total of €6.4 million as initial capital to form Comercia. Our total investment in Comercia, including our 51% share of the initial capital was €128.3 million ($173.5 million as of the closing date). We manage the day-to-day operations of the corporation, control all major decisions and, accordingly, consolidate the corporation’s financial results for accounting purposes effective with the closing date. In conjunction with the acquisition, CaixaBank agreed to a twenty year marketing alliance agreement in which CaixaBank will refer customers to Comercia for payment processing services in Spain and provide sponsorship into the card networks. We funded the purchase with a combination of existing cash resources in Europe and borrowings on our Corporate Credit Facility. During fiscal 2011, we expensed acquisition costs of $1.0 million associated with this transaction. These costs were recorded in selling, general and administrative expenses in the accompanying consolidated statements of income. The results of operations of Comercia from the date of acquisition through the end of fiscal 2011 were not significant to our fiscal 2011 consolidated results of operations.

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

NOTE 5—PROPERTY AND EQUIPMENT

As of May 31, 2013 and 2012, property and equipment consisted of the following:

	Range of Useful Lives in Years	2013	2012
		(in thousands)
Land	N/A	$1,983	$1,892
Buildings	25-30	35,216	33,753
Equipment	2-5	181,316	185,742
Software	5-10	167,084	162,065
Leasehold improvements	5-15	12,278	11,965
Furniture and fixtures	5-7	5,796	5,307
Work in progress	N/A	101,339	67,035
		505,012	467,759
Less accumulated depreciation and amortization of property and equipment		156,948	161,911
		$348,064	$305,848

Depreciation and amortization expense of property and equipment was $55.0 million, $48.4 million, and $40.5 million for fiscal 2013, 2012 and 2011, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2013 and 2012, goodwill and intangible assets consisted of the following:

	2013	2012
	(in thousands)
Goodwill	$1,044,222	$724,687
Other intangible assets:
Customer-related intangible assets	$559,884	$451,095
Trademarks	6,390	7,996
Acquired technology	15,000	—
Contract-based intangible assets	110,234	66,393
	691,508	525,484
Less accumulated amortization:
Customer-related intangible assets	262,649	214,285
Trademarks	3,967	4,868
Acquired technology	1,248	—
Contract-based intangible assets	22,796	16,143
	290,660	235,296
	$400,848	$290,188

The following table discloses the changes in the carrying amount of goodwill for the years ended May 31, 2013 and 2012:

	North America merchant services	International merchant services	Total
	(in thousands)
Balance at May 31, 2011:	$217,422	$562,215	$779,637
Accumulated impairment losses	—	—	—
	217,422	562,215	779,637

Goodwill acquired	—	9,362	9,362
Effect of foreign currency translation	(6,320)	(57,992)	(64,312)
Balance at May 31, 2012	211,102	513,585	724,687
Accumulated impairment losses	—	—	—
Balance at May 31, 2012	211,102	513,585	724,687

Goodwill acquired	308,518	4,445	312,963
Effect of foreign currency translation	(445)	7,017	6,572
Balance at May 31, 2013	519,175	525,047	1,044,222
Accumulated impairment losses	—	—	—
Balance at May 31, 2013	$519,175	$525,047	$1,044,222

Customer-related intangible assets, contract-based intangible assets and acquired technology acquired during the year ended May 31, 2013 have weighted average amortization periods of 11.9 years, 12.3 years and 8.0 years, respectively. Customer-related intangible assets and contract-based intangible assets acquired during the year ended May 31, 2012 have weighted average amortization periods of 13.5 years and 10.0 years, respectively. Amortization expense of acquired intangibles was $56.8 million, $50.7 million, and $41.7 million for fiscal 2013, 2012 and 2011, respectively.

The estimated amortization expense of acquired intangibles as of May 31, 2013 for the next five fiscal years, calculated using the exchange rate at the date of acquisition, is as follows (in thousands):

2014	$58,455
2015	52,558
2016	47,469
2017	43,303
2018	38,978

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	May 31, 2013	May 31, 2012
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$309,955	$229,500
Short-term lines of credit:
United Kingdom Credit Facility	74,146	85,102
Hong Kong Credit Facility	38,134	54,564
Spain Credit Facility	28,041	17,241
Malaysia Credit Facility	14,025	12,844
Taiwan Credit Facility	8,359	—
Canada Credit Facility	6,866	20,033
Singapore Credit Facility	6,459	10,318
Philippines Credit Facility	6,384	6,336
Sri Lanka Credit Facility	1,978	2,291
Macau Credit Facility	1,966	2,443
Maldives Credit Facility	741	4,219
Brunei Credit Facility	362	—
Total short-term lines of credit	$187,461	$215,391
Total lines of credit	497,416	444,891
Notes payable	6,014	10,089
Term loans	647,500	73,396
Total debt	$1,150,930	$528,376

Current portion	$259,796	$291,811
Long-term debt	891,134	236,565
Total debt	$1,150,930	$528,376

Maturity requirements on outstanding debt by fiscal year are as follows (in thousands):

2014	$259,796
2015	71,472
2016	381,427
2017	70,735
2018	367,500
Total	$1,150,930

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. Our short-term lines of credit facilities are primarily used to fund settlement. For certain of our lines of credit facilities, the maximum borrowing amount may exceed the stated credit limit by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. The total available incremental borrowings under our Corporate Credit Facilities at May 31, 2013 was $440.0 million. As of May 31, 2013, we had $796.1 million available to fund settlement under our short-term lines of credit.

Our line of credit facilities consist of the following:

•
Corporate - an unsecured five-year, $750.0 million revolving credit facility, which we refer to as the Corporate Credit Facility with a syndicate of financial institutions. The multi-currency facility expires in December 2015 and has a variable interest rate based on a market short-term interest rate plus a leverage based margin. On September 28, 2012, the Corporate Credit Facility was expanded from $600.0 million to $750.0 million by requesting additional commitments from new and existing lenders. The Corporate Credit Facility contains certain financial and non-financial covenants and events of default customary for financings of this nature.

We plan to use the Corporate Credit Facility to support strategic growth initiatives and for general corporate purposes. As of May 31, 2013, interest rate on the credit facility was 2.2% and the aggregate outstanding balance was $310 million. The Corporate Credit Facility is included in long-term debt in the accompanying consolidated balance sheets because we are not contractually obligated to make repayments in the next twelve months.

•
United Kingdom- a revolving credit facility with HSBC Bank, for up to £140.0 million ($212.3 million USD as of May 31, 2013) to fund settlement. This credit facility has a variable short-term interest rate plus a margin. As of May 31, 2013 the interest rate was 1.9%. This facility is subject to annual review. During the year, the facility was amended to facilitate borrowings in multiple currencies.

•
Hong Kong - a revolving overdraft facility with HSBC Limited Hong Kong, for up to 1.0 billion Hong Kong dollars ($128.8 million USD as of May 31, 2013) to fund settlement.  In addition, the Hong Kong credit facility allows us to expand the size of the uncommitted facility to 1.5 billion Hong Kong dollars. This facility has a variable short term interest rate plus a margin.  As of May 31, 2013 the interest rate on the facility was 0.9%. This facility is subject to annual review.

•
Canada - a revolving credit facility, which we refer to as our Canada Credit Facility, with the Canadian Imperial Bank of Commerce, or CIBC. The Canada Credit Facility is a facility which consists of a line of credit of $25.0 million Canadian dollars ($24.8 million USD as of May 31, 2013). In addition, the Canada Credit Facility allows us to expand the size of the uncommitted facility to $30.0 million Canadian dollars. This credit facility carries no termination date, but can be terminated by either party with advance notice. This credit facility has card association receivables and CIBC settlement related bank accounts as pledged collateral. This credit facility has a variable interest rate based on the Canadian dollar Interbank Offered Rate or prime rate plus a margin. As of May 31, 2013 the interest rate was 1.5%.

•
Malaysia - a revolving overdraft facility with HSBC Bank Malaysia Berhad, for up to 90.0 million Malaysian Ringgits ($29.3 million USD as of May 31, 2013) to fund settlement. This facility has a variable short term interest rate less a margin.  As of May 31, 2013 the interest rate on the facility was 3.7%. This facility is subject to annual review.

•
Spain - a revolving credit facility with CaixaBank, for up to €250.0 million ($324.7 million USD as of May 31, 2013) to fund settlement. This credit facility also allows borrowings in British Pound Sterling, Japanese Yen, and United States dollars, and has a variable short term interest rate plus a margin. As of May 31, 2013 the weighted interest rate was 0.3%. The term of the facility is through January 2014.

•
Singapore - a revolving overdraft facility with HSBC Banking Corporation Limited, for up to 25.0 million Singapore dollars ($19.8 million USD as of May 31, 2013) to fund settlement. This facility has a variable short term interest rate plus a margin.  As of May 31, 2013 the interest rate on the facility was 0.9%. This facility is subject to annual review.

•
Philippines - a revolving facility with HSBC Bank, Philippines, for up to 450.0 million Philippine Pesos ($10.6 million USD as of May 31, 2013) and $2.5 million United States dollars to fund settlement.  The facility has variable short term interest rates plus a margin.  As of May 31, 2013 the interest rates on the facility was 3.8% for the Philippines Pesos tranche. This facility is subject to annual review.

•
Maldives - a revolving overdraft facility with HSBC Bank, Maldives, for up to $6.0 million to fund settlement. This facility is denominated in United States dollars and has a variable short term interest rate plus a margin.  As of May 31, 2013 the interest rate on the facility was 4.7%. This facility is subject to annual review.

•
Macau - a revolving overdraft facility with HSBC Asia Pacific, for 40.0 million Macau Pataca ($4.9 million USD as of May 31, 2013) to fund settlement. In addition, the Macau Credit Facility allows us to expand the size of the uncommitted facility to 150.0 million Macau Pataca. This credit facility has a variable interest rate based on the lending rate stipulated by HSBC Asia Pacific, less a margin. As of May 31, 2013 the interest rate on the facility was 2.5%. This facility is subject to annual review.

•
Sri Lanka - a revolving overdraft facility with HSBC Bank, Sri Lanka, for 550.0 million Sri Lankan Rupees ($4.3 million USD as of May 31, 2013) in two tranches: one to fund settlement and the other for general corporate purposes.  The facility has a variable short term interest rate plus a margin.  As of May 31, 2013 the interest rate on the two tranches of the facility was 14.0%. This facility is subject to annual review.

•
National Bank of Canada - a revolving credit facility for up to $80.0 million Canadian dollars ($77.4 million USD as of May 31, 2013) and $5.0 million United States dollars to provide certain Canadian merchants with same day value for MasterCard credit card transactions and debit card transactions. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2013 the facility was undrawn.

•
Taiwan - a revolving overdraft facility for up to 1.5 billion Taiwan dollars ($50.0 million USD as of May 31, 2013) to fund settlement. This credit facility has a variable short term interest rate plus a margin. As of May 31, 2013 the interest rate on the facility was 2.1%. This facility is subject to an annual review.

•
Brunei - a revolving overdraft facility for up to 4.5 million Brunei dollars ($3.5 million USD as of May 31, 2013) to fund settlement was entered into in April 2013. This credit facility has a variable short-term interest rate plus a margin. As of May 31, 2013, the interest rate on this facility was 2.4%. This facility is subject to annual review.

Term Loans

On September 28, 2012 we entered into a five year unsecured $700.0 million term loan agreement, with a syndicate of banks, which we used to partially fund our acquisition of APT and our purchase of HSBC Asia's 44% interest in GPAP and to repay the outstanding balance on the Corporate Credit Facility. The term loan expires in September 2017 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of May 31, 2013 the interest rate on the term loan was 2.2%. The term loan has scheduled quarterly principal payments of $17.5 million at the end of each fiscal quarter through maturity. As of May 31, 2013, the outstanding balance of the term loan was $647.5 million.

On January 31, 2013, we repaid the outstanding balance of our five-year unsecured $200.0 million term loan agreement with a syndicate of banks in the United States. The term loan had a variable interest rate based on LIBOR plus a leverage based margin.

On July 10, 2012 we repaid the outstanding balance of our five-year unsecured $300.0 million term loan agreement ($230.0 million and £43.5 million) with a syndicate of financial institutions. The term loan had a variable interest rate based on LIBOR plus a leveraged-based margin.

Notes Payable

UCS, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $6.0 million at May 31, 2013. These notes have a fixed interest rate of 8.5% with maturity dates ranging from June 2013 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the year ended May 31, 2013.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2013 and 2012, accounts payable and accrued liabilities consisted of the following:

	2013	2012
	(in thousands)
Trade accounts payable	$18,497	$11,817
Compensation and benefits	39,623	36,116
Third-party processing expenses	10,340	10,578
Commissions to third parties	61,279	64,581
Accrued fees and assessment expenses	30,490	27,149
Transition services payable to HSBC UK, HSBC Asia and CaixaBank	16,528	17,920
Accrued processing system intrusion costs	9,021	79,666
Other	77,112	68,486
	$262,890	$316,313

NOTE 9—INCOME TAX

The provisions for income taxes for the fiscal years ended May 31 include:

	2013	2012	2011
	(in thousands)
Current tax expense:
Federal	$16,326	$52,875	$42,034
State	987	2,989	2,597
Foreign	36,020	35,029	18,358
	53,333	90,893	62,989
Deferred tax expense (benefit):
Federal	26,302	(21,088)	17,849
State	3,568	(813)	(1,045)
Foreign	12,368	13,889	15,283
	42,238	(8,012)	32,087
Provision for income taxes	95,571	82,881	95,076

Tax allocated to noncontrolling interest in a taxable entity	(4,178)	(6,604)	(3,027)
Net income tax expense attributable to Global Payments	$91,393	$76,277	$92,049

The following presents our income from continuing operations before income taxes for the fiscal years ended May 31:

	2013	2012	2011
	(in thousands)
Income before income taxes and noncontrolling interest - U.S.	$137,501	$103,163	$177,345
Income before income taxes and noncontrolling interest - Foreign	196,783	197,284	146,862
Income from continuing operations before income taxes	$334,284	$300,447	$324,207

Our effective tax rates, as applied to income from continuing operations before income taxes for the years ended May 31, 2013, 2012, and 2011, respectively, differ from federal statutory rates as follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.9	0.5	0.3
Foreign income taxes	(7.0)	(6.3)	(3.8)
Foreign interest income not subject to tax	(2.8)	(2.2)	(2.7)
Tax credits and other	3.7	1.8	1.4
Effective tax rate attributable to Global Payments	29.8%	28.8%	30.2%
Noncontrolling interest	(1.2)	(1.2)	(0.9)
Effective tax rate	28.6%	27.6%	29.3%

Deferred income taxes are determined based on the difference between the financial statement values and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of May 31, 2013 and 2012 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 31, 2013 and 2012, principal components of deferred tax items were as follows:

	2013	2012
	(in thousands)
Deferred tax assets:
Share-based compensation	$12,266	$11,888
Bad debt expense	2,292	2,415
Foreign net operating loss ("NOL") carryforward	8,221	4,639
U.S. NOL carryforward	243	1,083
U.S. capital loss carryforward	20,176	19,905
Basis difference - U.K. business	90,678	92,802
Foreign tax credit	14,413	12,468
Processing system intrusion	—	24,361
Other tax credits	1,733	1,731
	150,022	171,292
Less: valuation allowance	(28,464)	(26,090)
Net deferred tax asset	121,558	145,202

Deferred tax liabilities:
Taxes on unremitted earnings and other	13,729	9,744
Foreign currency translation	30,163	30,745
Acquired intangibles	90,205	41,333
Prepaid expenses	2,523	2,632
Property and equipment	53,998	48,188
	190,618	132,642
Net deferred tax (liability) asset	(69,060)	12,560
Less: current net deferred tax asset	6,485	21,969
Net noncurrent deferred tax liability	$(75,545)	$(9,409)

The net deferred tax liability and asset is reflected on our consolidated balance sheets as follows:

	2013	2012
	(in thousands)
Non-current deferred income tax asset per balance sheet	$95,178	$97,235
Non-current deferred income tax liability per balance sheet	(170,723)	(106,644)
Net non-current deferred tax liability	$(75,545)	$(9,409)

Undistributed earnings of $407.4 million from certain foreign subsidiaries are permanently invested abroad and will not be repatriated to the United States in the foreseeable future. In accordance with FASB guidance, because those earnings are considered to be indefinitely reinvested, no domestic federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Because of the availability of United States foreign tax credits, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the fiscal year ended May 31, 2013 and 2012 are summarized below (in thousands):

Valuation allowance at May 31, 2011	$(28,629)
Allowance for net operating losses of foreign subsidiaries	(1,012)
Allowance for foreign tax credit carryforward	3,686
Other	(135)
Valuation allowance at May 31, 2012	$(26,090)
Allowance for net operating losses of foreign subsidiaries	(3,415)
Release of allowance for foreign tax credit carryforward	15
Other	1,026
Valuation allowance at May 31, 2013	$(28,464)

Net operating loss carryforwards of foreign subsidiaries totaling $37.1 million and U.S. net operating loss carryforwards previously acquired totaling $0.5 million at May 31, 2013 will expire if not utilized between May 31, 2017 and May 31, 2029. Capital loss carryforwards of U.S. subsidiaries totaling $56.2 million will expire if not utilized by May 31, 2017. Tax credit carryforwards totaling $8.3 million at May 31, 2013 will expire if not utilized between May 31, 2017 and May 31, 2021.

Due to the June 12, 2009 acquisition of the remaining 49% interest in our U.K. merchant acquiring business from HSBC Merchant Services, LLP, our tax basis in the LLP exceeds our book basis and we recorded a deferred tax asset, currently valued at $90.7 million.

As of May 31, 2013, other long-term liabilities included liabilities for unrecognized income tax benefits of $53.8 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended May 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
	(in thousands)
Balance at the beginning of the year	$45,595	$37,197	$20,750
Additions based on tax positions related to the current year	8,778	10,684	13,608
Additions for tax positions of prior years	142	118	287
Foreign currency impact for tax positions	(601)	(2,340)	2,741
Reductions for tax positions of prior years	(151)	(64)	(56)
Settlements with taxing authorities	—	—	(133)
Balance at the end of the year	$53,763	$45,595	$37,197

As of May 31, 2013, the total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.0 million. The amount of unrecognized tax benefits that will impact income tax during the upcoming fiscal year is insignificant.

We recognize accrued interest related to unrecognized income tax benefits in interest expense and accrued penalty expense related to unrecognized tax benefits in sales, general and administrative expenses. Interest and penalties recognized in the income statement were insignificant in fiscal years 2013, 2012 and 2011.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States and the United Kingdom. We are currently under examination for fiscal years ended May 31, 2011 and May 31, 2010 with taxing authorities in the United States and the United Kingdom. We are no longer subject to income tax examinations for years ended May 31, 2006 and prior.

NOTE 10—SHAREHOLDERS’ EQUITY

On July 26, 2012, our Board of Directors approved a share repurchase program that authorized the purchase of up to $150.0 million of Global Payments' stock in the open market at the current market price, subject to market conditions, business opportunities, and other factors. On January 8, 2013, our Board of Directors approved an additional share repurchase program of up to $150.0 million, bringing the total share repurchase authorization to $300.0 million.

On January 14, 2013, pursuant to the authorization described above, we entered into an Accelerated Share Repurchase program (''ASR'') with a financial institution to repurchase an aggregate of $125.0 million of the Company's common stock. In exchange for an up-front payment of $125.0 million, the financial institution committed to deliver a number of shares during the ASR's purchase period, which ended on March 30, 2013. The total number of shares delivered under this ASR was 2,544,455 at an average price of $49.13 per share. These shares were retired and accounted for as a reduction of shareholders' equity in the consolidated balance sheet. We accounted for the initial delivery of shares component of the ASR as a repurchase of common stock for purposes of calculating earnings per share. We accounted for the variable component of shares to be delivered under the ASR as a forward contract indexed to our stock which met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument, but instead was also accounted for as a component of equity.

In addition to the shares repurchased under the ASR, we repurchased 1,130,201 shares of our common stock at a cost of $50.3 million, or an average of $44.55 per share, including commissions, during fiscal 2013.

On August 8, 2011, our Board of Directors approved a share repurchase program that authorized the purchase of up to $100.0 million of Global Payments’ stock in the open market at the current market price, subject to market conditions, business opportunities, and other factors. Under this authorization, we repurchased 2,290,059 shares of our common stock at a cost of $99.6 million, or an average of $43.49 per share, including commissions, during fiscal 2012. This share repurchase program has concluded.

NOTE 11—SHARE-BASED AWARDS AND OPTIONS

As of May 31, 2013, we have awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis over the vesting period.

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

On September 27, 2011, we held our 2011 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, our shareholders approved the 2011 Plan, a plan that permits grants of equity to employees, officers, directors and consultants. A total of 7.0 million shares of our common stock was reserved and made available for issuance pursuant to awards granted under the 2011 Plan. Effective with the adoption of the 2011 Plan, there will be no future grants under the 2005 Plan.

The following table summarizes the share-based compensation cost charged to income for (i) all stock options granted, (ii) our restricted stock program (including PRSUs and TSRs), and (iii) our employee stock purchase plan. The total income tax benefit recognized for share-based compensation in the accompanying statements of income is also presented.

	2013	2012	2011
	(in millions)
Share-based compensation expense	$18.4	$16.4	$15.9
Income tax benefit	$(5.6)	$(6.0)	$(5.5)

Restricted Stock

Shares and performance units awarded under the restricted stock program of the Plans are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. The grant date fair value of restricted stock awards is based on the quoted fair market value of our common stock at the award date.

Certain executives are granted two different types of performance units under our restricted stock program. A portion of those performance units represent the right to earn 0% to 200% of a target number of shares of Global Payments common stock depending upon the achievement level of certain performance measures during the grant year (“PRSUs”). The target number of PRSUs and the performance measures (at threshold, target, and maximum) are set by the Compensation Committee of our Board of Directors. PRSUs are converted to a time-based restricted stock grant only if the Company's performance during the fiscal year exceeds pre-established goals. The other portion of these performance units represent the right to earn 0% to 200% of target shares of Global Payments stock based on Global Payments' relative total shareholder return compared to peer companies over a three year performance period ("TSRs"). The target number of TSRs for each executive is set by the Compensation Committee of our Board of Directors and a monte carlo simulation is used to calculate the estimated share payout.

Grants of restricted awards are subject to forfeiture if a grantee, among other conditions, leaves our employment prior to expiration of the restricted period. New grants of restricted awards generally vest one year after the date of grant in 25% increments over a four year period, with the exception of TSRs which vest after a three year period.

The following table summarizes the changes in non-vested restricted stock awards for the years ended May 31, 2013 and 2012 (share awards in thousands):

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at May 31, 2011	869	$40
Granted	472	48
Vested	(321)	40
Forfeited	(79)	43
Non-vested at May 31, 2012	941	44
Granted	561	44
Vested	(315)	43
Forfeited	(91)	44
Non-vested at May 31, 2013	1,096	$44

The total fair value of share awards vested during the years ended May 31, 2013, 2012 and 2011 was $13.6 million, $12.9 million and $10.8 million, respectively.

We recognized compensation expense for restricted stock of $16.2 million, $13.6 million, and $12.5 million in the years ended May 31, 2013, 2012 and 2011, respectively. As of May 31, 2013, there was $33.5 million of total unrecognized compensation cost related to unvested restricted stock awards that is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of May 31, 2013,

1.0 million shares had been issued under this plan, with 1.4 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.5 million in the years ended May 31, 2013, 2012 and 2011.

The weighted average grant-date fair value of each designated share purchased under this plan during the years ended May 31, 2013 , 2012 and 2011 was $6, $7 and $6, respectively, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant in 25% increments over a four year period. The Plans provide for accelerated vesting under certain conditions. There were no options granted under the Plans during the years ended May 31, 2013 and May 31, 2012.

The following is a summary of our stock option activity as of and for the years ended May 31, 2013 and 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(years)	(in millions)

Outstanding at May 31, 2011	2,471	$32	5.1	$45.9
Granted	—	—
Forfeited	(72)	28
Exercised	(254)	32
Outstanding at May 31, 2012	2,145	34	4.1	20.7
Granted	—	—
Forfeited	(72)	39
Exercised	(308)	23
Outstanding at May 31, 2013	1,765	$35	3.5	$23.9

Options vested and exercisable at May 31, 2013	1,586	$34	3.1	$22.3

Options vested and exercisable at May 31, 2012	1,770	$32	3.4	$19.7

The aggregate intrinsic value of stock options exercised during the fiscal years ended 2013, 2012 and 2011 was $6.3 million, $4.4 million and $14.8 million, respectively. We recognized compensation expense for stock options of $1.7 million, $2.4 million, and $2.9 million in the years ended May 31, 2013, 2012 and 2011, respectively. As of May 31, 2013, we had $1.1 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 0.65 years.

The weighted average grant-date fair values of each option granted in fiscal 2013, 2012, and 2011 under each plan are as follows:

	2013	2012	2011
2005 Plan	$—	$—	$11
Director Plan	$—	$—	$12

The fair value of each option granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during fiscal 2011:

2011
2005 Plan:
Risk-free interest rates	1.74%
Expected volatility	31.96%
Dividend yields	0.21%
Expected lives	5 years

Director Plan:
Risk-free interest rates	1.31%
Expected volatility	31.96%
Dividend yields	0.21%
Expected lives	5 years

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

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$55,218	$74,199	$44,254
Interest paid (1)	$29,677	$13,631	$15,537

Financing receivables:
Investment in equipment for financing leases	$—	$—	$(54)
Principal collections from customers - financing leases	2,812	2,565	2,116
Net decrease in financing receivables	$2,812	$2,565	$2,062

(1) Includes an $8.4 million distribution to HSBC in fiscal 2013 characterized as interest expense pursuant to ASC 480. See Note 4 - Business and Intangible Asset Acquisitions.

NOTE 13—NONCONTROLLING INTERESTS

The following table details the components of redeemable noncontrolling interests for the fiscal years ended May 31, 2013 and 2012:

	2013	2012
	(in thousands)
Beginning balance	$144,422	$133,858
Net income attributable to redeemable noncontrolling interest	1,814	11,601
Distributions to redeemable noncontrolling interest	—	(7,725)
Foreign currency translation adjustment	573	(2,741)
(Decrease) increase in the maximum redemption amount of redeemable noncontrolling interest	(817)	9,429
Purchase of redeemable noncontrolling interest	(145,992)	—
Ending balance	$—	$144,422

For the fiscal years ended May 31, 2013, 2012 and 2011, net income included in the consolidated statements of changes in equity is reconciled to net income presented in the consolidated statements of income as follows:

	2013	2012	2011
	(in thousands)
Net income attributable to Global Payments	$216,125	$188,161	$209,238
Net income attributable to nonredeemable noncontrolling interests	20,774	17,804	9,326
Subtotal per statement of changes in equity	236,899	205,965	218,564
Net income attributable to redeemable noncontrolling interest	1,814	11,601	9,592
Net income	$238,713	$217,566	$228,156

The following table is the reconciliation of net income attributable to noncontrolling interest to comprehensive income attributable to noncontrolling interest for the fiscal years ended May 31, 2013 and May 31, 2012:

	2013	2012	2011
	(in thousands)
Net income attributable to noncontrolling interest, net of tax	$22,588	$29,405	$18,918
Foreign currency translation attributable to nonredeemable noncontrolling interests	7,217	(22,991)	9,717
Foreign currency translation attributable to redeemable noncontrolling interests	573	(2,741)	(10,826)
Comprehensive income attributable to noncontrolling interests, net of tax	$30,378	$3,673	$17,809

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

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the years ended May 31, 2013, 2012, and 2011:

	2013	2012	2011
	(in thousands)

Revenues:
United States	$1,394,675	$1,234,818	$1,031,997
Canada	311,000	332,434	330,872
North America merchant services	1,705,675	1,567,252	1,362,869

Europe	522,593	489,300	359,567
Asia-Pacific	147,655	147,295	137,366
International merchant services	670,248	636,595	496,933
Consolidated revenues	$2,375,923	$2,203,847	$1,859,802

Operating income (loss) for segments:
North America merchant services	$258,910	$281,305	$268,233
International merchant services	211,242	196,137	143,911
Corporate (1)	(112,939)	(170,093)	(80,550)
Consolidated operating income	$357,213	$307,349	$331,594

Depreciation and amortization:
North America merchant services	$48,882	$35,479	$32,605
International merchant services	57,520	60,462	48,104
Corporate	5,386	3,158	1,528
Consolidated depreciation and amortization	$111,788	$99,099	$82,237

(1) Includes processing system intrusion costs of $36.8 million and $84.4 million in fiscal 2013 and fiscal 2012, respectively.

Our results of operations and our financial condition are not significantly reliant upon any single customer.

The following is a breakdown of long-lived assets by geographic regions as of May 31, 2013 and 2012:

	2013	2012
	(in thousands)
United States	$826,972	$352,419
Canada	162,374	167,024
Europe	719,991	715,512
Asia-Pacific	82,538	85,592
Latin America	1,259	176
	$1,793,134	$1,320,723

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leases

We conduct a major part of our operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for fiscal 2013, 2012 and 2011 was $16.5 million, $16.0 million, and $14.0 million, respectively.

Future minimum lease payments for all non-cancelable operating leases at May 31, 2013 were as follows:

Fiscal years ending May 31:
2014	$11,057
2015	8,985
2016	7,378
2017	6,700
2018	6,164
Thereafter	16,812
Total future minimum lease payments	$57,096

Legal

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse impact on our financial position, liquidity or results of operations.

Operating Taxes

We define operating taxes as taxes that are unrelated to income taxes, such as sales, property, value-add and other business taxes. During the course of operations, we must interpret the meaning of various operating tax matters in the United States and in the foreign jurisdictions in which we do business.  Taxing authorities in those various jurisdictions may arrive at different interpretations of applicable tax laws and regulations as they relate to such operating tax matters, which could result in the payment of additional taxes in those jurisdictions.  As of May 31, 2013 and 2012, we did not have liabilities for contingencies related to operating tax items based on management's best estimate given our history with similar matters and interpretations of current laws and regulations.

BIN/ICA Agreements

 We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2013.

Our Canadian Visa sponsorship, which was originally obtained through a Canadian financial institution, expired in March 2011. We have filed an application with the Office of the Superintendent of Financial Institutions Canada ("OSFI") for the formation of a wholly owned loan company in Canada which would serve as our financial institution sponsor. On December 12, 2012, the loan company received a restricted Order to Commence and Carry on Business from OSFI which will enable the loan company to become a direct Visa member at such time that Global Payments concludes the appropriate BIN transfer process with Visa. In March 2011, we obtained temporary direct participation in the Visa Canada system, while the loan company application was pending. We anticipate that the BIN transfer process with Visa will be completed by September 30, 2013.

NOTE 16—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended May 31, 2013 and 2012 (in thousands, except per share data) are as follows:

	Quarter Ended
	August 31	November 30	February 28	May 31

2013:
Revenues	$590,287	$588,538	$578,746	$618,352
Operating income(1)	80,488	116,582	90,774	69,369
Net income	54,162	75,371	62,814	46,366
Net income attributable to Global Payments	46,675	70,183	58,462	40,805
Basic earnings per share attributable to Global Payments	0.59	0.89	0.75	0.54
Diluted earnings per share attributable to Global Payments	0.59	0.89	0.75	0.53

	Quarter Ended
	August 31	November 30	February 29	May 31
2012:
Revenues	$542,771	$530,505	$533,539	$597,032
Operating income(1)	108,610	96,580	92,348	9,811
Net income	72,081	68,149	65,690	11,646
Net income attributable to Global Payments	63,974	61,181	57,920	5,086
Basic earnings per share attributable to Global Payments	0.80	0.78	0.74	0.06
Diluted earnings per share attributable to Global Payments	0.79	0.78	0.73	0.06

(1) Includes processing system intrusion charges of $36.8 million and $84.4 million for the years ended May 31, 2013 and May 31, 2012, respectively.

GLOBAL PAYMENTS INC.
SCHEDULE II

Valuation & Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Acquired Balances	Uncollectible Accounts Write-Off	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts
May 31, 2011	269	848	—	645	472
May 31, 2012	472	165	—	105	532
May 31, 2013	532	444	—	467	509

Reserve for operating losses-Merchant card processing (1)
May 31, 2011	5,810	6,010	—	8,718	3,102
May 31, 2012	3,102	8,848	—	9,625	2,325
May 31, 2013	2,325	9,484	—	9,491	2,318

Reserve for sales allowances-Merchant card processing (1)
May 31, 2011	871	8,888	—	6,484	3,275
May 31, 2012	3,275	3,913	—	6,315	873
May 31, 2013	873	2,074	—	1,986	961

Reserve for operating losses-Check guarantee processing
May 31, 2011	4,208	14,175	—	14,513	3,870
May 31, 2012	3,870	13,404	—	13,839	3,435
May 31, 2013	3,435	11,731	—	12,022	3,144

Deferred tax asset valuation allowance
May 31, 2011	22,406	6,223	—	—	28,629
May 31, 2012	28,629	(2,539)	—	—	26,090
May 31, 2013	26,090	2,374	—	—	28,464

(1)Included in settlement processing obligations

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2013, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of May 31, 2013, management believes that the Company's internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B- OTHER INFORMATION

None.

PART III

ITEM 10- DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors and our corporate governance contained under the headings “Certain Information Concerning the Nominees and Directors,” “Other Information About the Board and its Committees” and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” from our proxy statement to be delivered in connection with our 2013 Annual Meeting of Shareholders to be held on November 20, 2013.

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

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations
Paul R. Garcia	61	Chairman of the Board of Directors and Chief Executive Officer
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

Jeffrey Sloan	46	President
President, Global Payments Inc. (since June 2010); Partner, Goldman Sachs Group, Inc. (December 2004 - May 2010) ; Managing Director, Goldman Sachs Group, Inc. (December 2001 - November 2004); Vice President, Goldman Sachs Group, Inc. (September 1998 - November 2001).

David E. Mangum	47	Senior Executive Vice President and Chief Financial Officer
Senior Executive Vice President and Chief Financial Officer (since November 2008) of Global Payments; Executive Vice President of Fiserv Corp., which acquired CheckFree Corporation in December 2007, (December 2007 - August 2008); Executive Vice President and Chief Financial Officer of CheckFree Corporation (July 2000 to December 2007); Senior Vice President, Finance and Accounting of CheckFree Corporation (September 1999 - June 2000); Vice President, Finance and Administration, Managed Systems Division for Sterling Commerce, Inc. (July 1998 - September 1999).

Morgan "Mac" Schuessler	43	President - International
President - International (since August 2012); Executive Vice President and Chief Administrative Officer (November 2008 - August 2012); Executive Vice President, Human Resources and Corporate Communications of Global Payments (June 2007 - November 2008); Senior Vice President, Human Resources and Corporate Communications of Global Payments (June 2006 - June 2007); Senior Vice President, Marketing and Corporate Communications of Global Payments (October 2005 - June 2006); Vice President, Global Purchasing Solutions of American Express Company (February 2002 - February 2005).

Name	Age	Current Position(s)	Position with Global Payments and Other Principal Business Affiliations

Suellyn P. Tornay	52	Executive Vice President and General Counsel
Executive Vice President (since June 2004) and General Counsel for Global Payments Inc. (since February 2001); Interim General Counsel for NDCHealth (1999-2001); Group General Counsel, eCommerce Division of NDCHealth (1996-1999); Senior Attorney, eCommerce Division of NDCHealth (1987-1995); Associate, Powell, Goldstein, Frazer, & Murphy (1985-1987).

Daniel C. O'Keefe	47	Senior Vice President and Chief Accounting Officer
Senior Vice President and Chief Accounting Officer (since August 2008); Vice President of Accounting Policy and External Reporting of Global Payments (April 2008 - August 2008); Chief Accounting Officer of Ocwen Financial Corporation (November 2006 - April 2008); Vice President, Business Management of RBS Lynk (February 2005 - October 2006); Assistant Controller of Beazer Homes, USA Inc. (November 2002 - November 2005).

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

ITEM 11- EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation contained under the headings “Other Information about the Board and its Committees,” “Compensation and Other Benefits” and “Report of the Compensation Committee” from our proxy statement to be delivered in connection with our 2013 Annual Meeting of Shareholders to be held on November 20, 2013.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings “Common Stock Ownership of Management” and “Common Stock Ownership by Certain Other Persons” from our proxy statement to be delivered in connection with our 2013 Annual Meeting of Shareholders to be held on November 20, 2013.

The following table provides certain information as of May 31, 2013 concerning the shares of the Company’s common stock that may be issued under existing equity compensation plans. For more information on these plans, see Note 11 to notes to consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	1,765,510	$34.92	7,927,210	(1)
Equity compensation plans not approved by security holders:	—	—	—
Total	1,765,510	$34.92	7,927,210	(1)

(1) Also includes shares of common stock available for issuance other than upon the exercise of an option, warrant or right under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated, the Global Payments Inc. Amended and Restated 2005 Incentive Plan, Amended and Restated 2000 Non-Employee Director Stock Option Plan, Global Payments Employee Stock Purchase Plan and the Global Payments Inc. 2011 Incentive Plan.

ITEM 13- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and some of our affiliates and the independence of our Board of Directors contained under the headings “Certain Relationships and Related Transactions” and “Other Information about the Board and its Committees” from our proxy statement to be delivered in connection with our 2013 Annual Meeting of Shareholders to be held on November 20, 2013.

ITEM 14- PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the section Ratification of the Reappointment of Auditors from our proxy statement to be delivered in connection with our 2013 Annual Meeting of Shareholders to be held on November 20, 2013.

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

3.1**	Second Amended and Restated Articles of Incorporation of Global Payments Inc.
3.2**	Sixth Amended and Restated By-laws of Global Payments Inc.
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

10.21
Amended and Restated Credit Agreement among Global Payments Direct, Inc., Canadian Imperial Bank of Commerce as administrative agent, and the financial institutions party thereto as lenders named therein, dated November 19, 2004, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 23, 2004, File No. 001-16111 and incorporated herein by reference.

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
10.44*
Global Payments Inc. Amendment to Employment Agreement for Morgan M. Schuessler dated February 1, 2012, filed as Exhibit 10.9 to the to the Registrant's Quarterly Report on Form 10-Q dated February 29, 2012, File No. 001-16111, and incorporated herein by reference.

10.45*	Key Position Agreement for Paul Garcia, filed as Exhibit 10.1 to Current Report on Form 8-K dated January 6, 2010, File No. 001-16111, and incorporated herein by reference.
10.46*	Employment Agreement for David E. Mangum, filed as Exhibit 10.1 to Current Report on Form 8-K dated March 1, 2010, File No. 001-16111, and incorporated herein by reference.
10.47*	Employment Agreement for Jeffery S. Sloan, filed as Exhibit 10.1 to Current Report on Form 8-K dated March 30, 2010, File No. 001-16111, and incorporated herein by reference.
10.48*
Employment Agreement for Morgan M. Schuessler, Jr., filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated October 12, 2010, File No. 001-16111, and incorporated herein by reference.

10.49*
Global Payments Inc. Non-Qualified Deferred Compensation Plan, filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 dated September 16, 2010, File No. 333-169436, and incorporated herein by reference.

10.50*
Credit Agreement among Global Payments Inc., the other borrowers party thereto, Bank of America, N.A. as administrative agent and the financial institutions party thereto as lenders, dated December 7, 2010, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 7, 2010, File No. 001-16111, and incorporated herein by reference.

10.51*
Term Loan Agreement among Global Payments Inc., Bank of America, N.A. as administrative agent and the financial institutions party thereto as lenders, dated September 28, 2012, filed as Exhibit 10.4 to the Registrant's Current Report on Form 10-Q dated October 2, 2012, File No. 001-16111, and incorporated herein by reference.

10.52**	Global Payments Inc. Annual Performance Plan (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011) dated August 29, 2012.
14	Code of Ethics for Senior Financial Officers, filed as Exhibit 14 to the Registrant's Annual Report on Form 10-K dated May 31, 2004, File No. 001-16111 and incorporated herein by reference.
18
Preferability Letter from Independent Registered Public Accounting Firm dated October 11, 2011, filed as Exhibit 18 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111 and incorporated herein by reference.

21**	List of Subsidiaries
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2**	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1**	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*    Compensatory management agreement
**    Filed with this report

(b) Exhibits

See the “Index to Exhibits” on page	97

(c)    Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2013.

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

Signature	Title	Date

/s/ Paul R. Garcia	Chairman of the Board	July 25, 2013
Paul R. Garcia

/s/ William I Jacobs	Lead Director	July 25, 2013
William I Jacobs

/s/ Edwin H. Burba, Jr.	Director	July 25, 2013
Edwin H. Burba, Jr.

/s/ Alex W. (Pete) Hart	Director	July 25, 2013
Alex W. (Pete) Hart

/s/ Raymond L. Killian	Director	July 25, 2013
Raymond L. Killian

/s/ Ruth Ann Marshall	Director	July 25, 2013
Ruth Ann Marshall

/s/ Alan M. Silberstein	Director	July 25, 2013
Alan M. Silberstein

/s/ Michael W. Trapp	Director	July 25, 2013
Michael W. Trapp

/s/ Gerald J. Wilkins	Director	July 25, 2013
Gerald J. Wilkins

GLOBAL PAYMENTS INC.
FORM 10-K
INDEX TO EXHIBITS

Exhibit Numbers	Description

3.1	Second Amended and Restated Articles of Incorporation of Global Payments Inc.
3.2	Sixth Amended and Restated By-laws of Global Payments Inc.
10.52	Global Payments Annual Performance Plan 2013
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

LIST OF SUBSIDIARIES
Global Payments Inc. has the following subsidiaries and ownership interests.

NAME	JURISDICTION OF ORGANIZATION
Comercia Global Payments Entidad de Pago, S.L.	Spain (1)
DolEx Belgium, S.P.R.L.	Belgium
DolEx Europe, S.L.	Spain
Global Payment Holding Company	Delaware
Global Payment Systems Asia-Pacific (Malaysia) Sdn. Bhd.	Malaysia
Global Payment Systems LLC	Georgia
Global Payment Systems of Canada, Ltd.	Canada
Global Payments Acquisition Corp. 1 B.V.	Netherlands
Global Payments Acquisition Corp. 2 B.V.	Netherlands
Global Payments Acquisition Corp. 3 B.V.	Netherlands
Global Payments Acquisition Corp. 4 B.V.	Netherlands
Global Payments Acquisition Corporation 2 S.á.r.l.	Luxembourg
Global Payments Acquisition Corporation 3 S.á.r.l.	Luxembourg
Global Payments Acquisition Corporation 4 S.á.r.l.	Luxembourg
Global Payments Acquisition PS 1 C.V.	Netherlands
Global Payments Acquisition PS 2 C.V.	Netherlands
Global Payments Acquisition PS1—Global Payments Direct S.e.n.c.	Luxembourg
Global Payments Asia-Pacific (Hong Kong) Limited	Hong Kong
Global Payments Asia-Pacific (Hong Kong Holding) Limited	Hong Kong
Global Payments Asia-Pacific India Private Limited	India
Global Payments Asia-Pacific Lanka (Private) Limited	Sri Lanka
Global Payments Asia-Pacific Limited	Hong Kong
Global Payments Asia-Pacific Philippines Incorporated	Philippines
Global Payments Asia-Pacific Processing Company Limited	Hong Kong
Global Payments Asia-Pacific (Shanghai) Limited	People’s Republic of China
Global Payments Asia-Pacific (Singapore) Private Limited	Singapore
Global Payments Asia-Pacific (Singapore Holding) Private Limited	Singapore
GP Asia-Pacific (Macau) Limited	Macau
Global Payments Canada GP	Canada
Global Payments Canada Inc.	Canada
Global Payments Card Processing Malaysia Sdn. Bhd	Malaysia
Global Payments Check Recovery Services, Inc.	Georgia
Global Payments Check Services, Inc.	Illinois
Global Payments Comerica Alliance, LLC	Delaware (2)
Global Payments Direct, Inc.	New York
Global Payments Europe, s.r.o.	Czech Republic
Global Payments Gaming Canada, Inc.	Canada
Global Payments Gaming International, Inc.	Georgia
Global Payments Gaming Services, Inc.	Illinois
Global Payments Process Centre Inc.	Philippines
Global Payments Singapore Private Limited	Singapore
Global Payments South America, Brasil—Servicos De Pagamentos Ltda.	Brazil
Global Payments UK Ltd.	United Kingdom
Global Payments UK 2 Ltd.	United Kingdom

GP Finance, Inc.	Delaware
GPC Financial Corporation	Canada
GPS Holding Limited Partnership	Georgia
HSBC Merchant Services LLP	United Kingdom
GPUK LLP	United Kingdom
Greater Giving, Inc.	Delaware
HSBC Merchant Services Limited	Malta
Merchant Services U.S.A., Inc.	North Carolina
Modular Data, Inc.	Delaware
NDC Holdings (UK) Ltd.	Georgia
NDPS Holdings, Inc.	Delaware
OOO UCS—Terminal	Russian Federation
Sabrir Invest, S.L.U.	Spain
United Card Service Private Company	Russian Federation
Global Payments - Servicos de Pagamentos s.a.	Brazil
GP-Direct APT, LLC	Delaware
(1) Comercia Global Payments Entidad de Pago, S.L. has a shareholder unrelated to Global Payments Inc. which owns a 49% noncontrolling interest.
(2) Global Payments Comerica Alliance, LLC has members unrelated to Global Payments Inc. which collectively own a 49% noncontrolling interest.