Form 10-Q
period 2013-08-31
GLOBAL PAYMENTS INC
filed 2013-10-01
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value outstanding as of September 18, 2013 was 72,888,911.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended August 31, 2013

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	August 31, 2013	August 31, 2012

Revenues	$629,685	$590,287
Operating expenses:
Cost of service	230,745	204,391
Sales, general and administrative	291,556	281,419
Processing system intrusion	—	23,989
	522,301	509,799
Operating income	107,384	80,488
Other income (expense):
Interest and other income	3,338	1,983
Interest and other expense	(7,879)	(3,545)
	(4,541)	(1,562)
Income before income taxes	102,843	78,926
Provision for income taxes	(31,135)	(24,764)
Net income	71,708	54,162
Less: Net income attributable to non-controlling interest, net of income tax provision of $1,749 and $1,620, respectively	(7,065)	(7,487)
Net income attributable to Global Payments	$64,643	$46,675

Earnings per share attributable to Global Payments:
Basic	$0.88	$0.59
Diluted	$0.87	$0.59
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	August 31, 2013	August 31, 2012

Net income	$71,708	$54,162
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,288)	41,041
Income tax benefit (provision) related to foreign currency translation adjustments	2,536	(6,579)
Other comprehensive income, net of tax	248	34,462

Comprehensive income	71,956	88,624
Less: comprehensive income attributable to non-controlling interests	(9,627)	(10,451)
Comprehensive income attributable to Global Payments	$62,329	$78,173
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	August 31, 2013	May 31, 2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$725,887	$680,470
Accounts receivable, net of allowances for doubtful accounts of $518 and $509, respectively	188,633	189,435
Claims receivable, net of allowances for losses of $4,248 and $3,144, respectively	1,100	1,156
Settlement processing assets	611,602	259,204
Inventory	6,677	11,057
Deferred income taxes	6,317	6,485
Prepaid expenses and other current assets	49,852	66,685
Total current assets	1,590,068	1,214,492
Goodwill	1,047,578	1,044,222
Other intangible assets, net	387,234	400,848
Property and equipment, net	355,370	348,064
Deferred income taxes	96,646	95,178
Other	22,594	22,252
Total assets	$3,499,490	$3,125,056
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$328,487	$187,461
Current portion of long-term debt	72,228	72,335
Accounts payable and accrued liabilities	224,100	262,890
Settlement processing obligations	400,887	162,558
Income taxes payable	19,118	18,870
Total current liabilities	1,044,820	704,114
Long-term debt	1,000,383	891,134
Deferred income taxes	173,573	170,723
Other long-term liabilities	76,025	72,478
Total liabilities	2,294,801	1,838,449
Commitments and contingencies (See Note 13)
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 72,919,576 issued and outstanding at August 31, 2013 and 75,426,099 issued and outstanding at May 31, 2013	—	—
Paid-in capital	166,848	202,396
Retained earnings	917,550	958,751
Accumulated other comprehensive loss	(17,376)	(15,062)
Total Global Payments shareholders’ equity	1,067,022	1,146,085
Non-controlling interest	137,667	140,522
Total equity	1,204,689	1,286,607
Total liabilities and equity	$3,499,490	$3,125,056
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	August 31, 2013	August 31, 2012
Cash flows from operating activities:
Net income	$71,708	$54,162
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	13,981	12,670
Amortization of acquired intangibles	14,393	11,225
Share-based compensation expense	4,788	4,222
Provision for operating losses and bad debts	5,234	6,012
Deferred income taxes	5,784	10,273
Other, net	(1,891)	(941)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	802	3,087
Claims receivable	(3,864)	(3,272)
Settlement processing assets and obligations, net	(115,383)	(7,839)
Inventory	4,448	(2,992)
Prepaid expenses and other assets	16,772	(8,513)
Accounts payable and other accrued liabilities	(40,207)	(15,294)
Income taxes payable	248	5,827
Net cash (used in) provided by operating activities	(23,187)	68,627
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	—	(190)
Capital expenditures	(20,263)	(29,237)
Net decrease in financing receivables	665	740
Proceeds from sale of investment	990	—
Net cash used in investing activities	(18,608)	(28,687)
Cash flows from financing activities:
Net borrowings (payments) on short-term lines of credit	141,026	(6,137)
Proceeds from issuance of long-term debt	440,000	50,000
Principal payments under long-term debt	(331,515)	(30,080)
Proceeds from stock issued under employee stock plans	3,998	4,375
Common stock repurchased - share-based compensation plans	(4,604)	(6,348)
Repurchase of common stock	(143,700)	(3,249)
Tax benefit from employee share-based compensation	1,213	1,733
Distributions to non-controlling interests	(12,482)	(2,733)
Dividends paid	(1,456)	(1,578)
Net cash provided by financing activities	92,480	5,983
Effect of exchange rate changes on cash	(5,268)	14,133
Increase in cash and cash equivalents	45,417	60,056
Cash and cash equivalents, beginning of the period	680,470	781,275
Cash and cash equivalents, end of the period	$725,887	$841,331
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at May 31, 2013	75,426	$202,396	$958,751	$(15,062)	$1,146,085	$140,522	$1,286,607
Net income			64,643		64,643	7,065	71,708
Foreign currency translation adjustment, net of tax of $2,536				(2,314)	(2,314)	2,562	248
Stock issued under employee stock plans	886	3,998			3,998		3,998
Common stock repurchased - share-based compensation plans	(341)	(5,413)			(5,413)		(5,413)
Tax benefit from employee share-based compensation, net		1,088			1,088		1,088
Share-based compensation expense		4,788			4,788		4,788
Distributions to non-controlling interest						(12,482)	(12,482)
Repurchase of common stock	(3,051)	(40,009)	(104,388)		(144,397)		(144,397)
Dividends paid ($0.02 per share)			(1,456)		(1,456)		(1,456)
Balance at August 31, 2013	72,920	$166,848	$917,550	$(17,376)	$1,067,022	$137,667	$1,204,689

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Global Payments Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at May 31, 2012	78,551	$358,728	$843,456	$(30,000)	$1,172,184	$128,737	$1,300,921
Net income			46,675		46,675	5,673	52,348
Foreign currency translation adjustment, net of tax of ($6,579)				31,498	31,498	2,391	33,889
Stock issued under employee stock plans	615	4,375			4,375		4,375
Common stock repurchased - share-based compensation plans	(236)	(10,135)			(10,135)		(10,135)
Tax benefit from employee share-based compensation, net		1,395			1,395		1,395
Share-based compensation expense		4,222			4,222		4,222
Distributions to non-controlling interest						(2,733)	(2,733)
Redeemable non-controlling interest valuation adjustment			817		817		817
Repurchase of common stock	(110)	(4,493)			(4,493)		(4,493)
Commitment to purchase redeemable non-controlling interest		(96,008)			(96,008)		(96,008)
Dividends paid ($0.02 per share)			(1,578)		(1,578)		(1,578)
Balance at August 31, 2012	78,820	$258,084	$889,370	$1,498	$1,148,952	$134,068	$1,283,020

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

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made.  These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities.  We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended May 31, 2013.

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

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include reserve funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of August 31, 2013 and May 31, 2013, our cash and cash equivalents included $272.4 million and $280.7 million, respectively, related to Merchant Reserves.

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

Settlement processing assets and obligations— Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. In accordance with Accounting Standards Codification ("ASC") 210-20, Offsetting, we apply offsetting to our settlement processing assets and obligations where legal right of set-off exists. Please see Note 3 - Settlement Processing Assets and Obligations for further information.

Reserve for operating losses— As a part of our merchant credit and debit card processing and check guarantee services, we experience merchant losses and check guarantee losses, which are collectively referred to as “operating losses.”

Our credit card processing merchant customers are liable for any charges or losses that occur under the merchant agreement. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other merchant-related reason, we may be liable for any such losses based on our merchant agreement. We require cash deposits ("Merchant Reserves"), guarantees, letters of credit, and other types of collateral by certain merchants to minimize any such contingent liability. We also utilize a number of systems and procedures to manage merchant risk. We have, however, historically experienced losses due to merchant defaults.

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

As of August 31, 2013 and May 31, 2013, $2.2 million and $2.3 million, respectively, has been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended August 31, 2013 and August 31, 2012, we recorded such expenses in the amounts of $1.3 million and $2.8 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the payor’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee approximates cost and is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the payor but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is comprised of estimated losses on returned checks and estimated incurred but not reported losses.  We estimate the loss on returned checks by applying historical collection rates to our claims receivable balance.  We estimate incurred but not reported losses by applying historical loss ratios to the face value of our guaranteed checks.  As of August 31, 2013 and May 31, 2013, we had a check guarantee loss reserve of $4.2 million and $3.1 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. For the three months ended August 31, 2013 and August 31, 2012, we recorded expenses of $3.9 million and $3.2 million, respectively, which are included in cost of service in the accompanying consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

As the potential for merchants’ failure to settle individual reversed charges from consumers in our merchant credit card processing offering and the timing of individual checks clearing the payors’ banks in our check guarantee offering are not predictable, it is not practicable to calculate the maximum amounts for which we could be liable under the guarantees issued under the merchant card processing and check guarantee service offerings. It is not practicable to estimate the extent to which merchant collateral or subsequent collections of dishonored checks, respectively, would offset these exposures due to these same uncertainties.

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

As of August 31, 2013, we have placed into service $92.2 million of hardware and software associated with our technology processing platform, referred to as G2. G2 serves as a front-end operating environment for merchant processing, and is intended to replace a number of legacy platforms. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform's use than the straight-line method. We are currently processing transactions on our G2 platform in eight markets in our Asia-Pacific region and for a limited number of U.S. merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the three months ended August 31, 2013 and August 31, 2012 was not significant. Depreciation and amortization expense will increase as we complete migrations of other merchants to the G2 platform.

Goodwill and other intangible assets— As of January 1, 2013, we completed our most recent annual goodwill impairment test and determined that the fair value of each of our reporting units was substantially in excess of the carrying value. No events or changes in circumstances have occurred since the date of our most recent annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-lived intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at August 31, 2013 and May 31, 2013.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our effective tax rates were 30.3% and 31.4% for the three months ended August 31, 2013 and August 31, 2012, respectively. The effective tax rates for the three months ended August 31, 2013 and August 31, 2012 reflect reductions to our U.K. deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 3% and 2%, respectively. Please see Note 7– Income Tax for further information.

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

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate plus a margin based on our leverage position. At August 31, 2013, the carrying amount of our term loans approximates fair value, which is calculated using Level 2 inputs. Our subsidiary in the Russian Federation has notes payable with a fixed interest rate of 8.5% and maturity dates ranging from September 2013 through November 2016. At August 31, 2013, we believe the carrying amount of these notes approximates fair value, which is calculated using Level 3 inputs. Please see Note 6 – Long-Term Debt and Credit Facilities for further information.

Financing receivables— Our subsidiary in the Russian Federation purchases Automated Teller Machines ("ATMs") and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $5.6 million and $6.3 million of financing receivables included in our August 31, 2013 and May 31, 2013 consolidated balance sheets, respectively.

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

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency.  Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period.  For the three months ended August 31, 2013 and August 31, 2012, our transaction gains and losses were insignificant.

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

Earnings per share— Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended August 31, 2012 excludes shares of 0.6 million related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. There were no excluded shares for the three months ended August 31, 2013 related to stock options. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three months ended August 31, 2013 and August 31, 2012:

	Three Months Ended
	August 31, 2013	August 31, 2012
	(in thousands)

Basic weighted average shares outstanding	73,765	78,604
Plus: dilutive effect of stock options and other share-based awards	524	439
Diluted weighted average shares outstanding	74,289	79,043

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

In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for an net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when: (1) An NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) The entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC 740.5. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect this ASU to have an impact to our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2013-10"). The amendments in ASU 2013-10 permit an entity to designate Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate for hedge accounting purposes. In addition, the amendment removes the restriction on using different benchmark interest rates for similar hedges. The amendment is applicable to all entities that elect to apply hedge accounting of the benchmark interest rate under ASC 815. The amendment is effective immediately. This amendment did not have an impact to our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters" ("ASU 2013-05"). The amendments in ASU 2013-05 resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-05 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. This standard is effective for us beginning June 1, 2014. We are currently evaluating the impact of ASU 2013-05 on our consolidated financial statements.

NOTE 2—PROCESSING SYSTEM INTRUSION

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. Our investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. As a result of this incident, certain card networks removed us from their list of Payment Card Industry Data Security Standards ("PCI DSS") compliant service providers. We have since received reports on compliance covering all our systems that process, store, transmit or otherwise utilize card data and we have been returned to the network list of PCI compliant service providers. During the three months ended August 31, 2012, we recorded $24.0 million of expense associated with this incident. To date, we have not experienced a material loss of revenue that we can confirm has been related to this incident. However, this incident and our related remediation efforts could potentially have a negative impact on future revenues.

During fiscal 2013 we received $20.0 million in insurance recoveries associated with this incident. We anticipate that we may receive additional recoveries during fiscal 2014. We will record receivables for any additional recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated.

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

Timing differences, interchange expense, Merchant Reserves and exception items cause differences between the amount the Member receives from the card networks and the amount funded to the merchants. These intermediary balances arising in our settlement process for direct merchants are reflected as settlement processing assets and obligations on our balance sheet. Settlement processing assets and obligations consist of the components outlined below:

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

In accordance with ASC 210-20, Offsetting, we apply offsetting to our settlement processing assets and obligations where legal right of set-off exists. We apply this offsetting by Member because the Member is ultimately responsible for funds settlement. With these Member transactions, we do not have access to the gross proceeds of the receivable from the networks and do not have a direct obligation or any ability to satisfy the payable that funds the merchant. In these situations, we apply offsetting to determine a net position with each member sponsor. If that net position is an asset, we reflect the net amount in settlement processing assets on our balance sheet and we present the individual components in the settlement processing assets table below. If that net position is a liability, we reflect the net amount in settlement processing obligations on our consolidated balance sheet and we present the individual components in the settlement processing obligations table below. In markets where we have direct membership, offsetting is not applied, and the individual components are presented as an asset or obligation based on the nature of that component.

	August 31, 2013	May 31, 2013
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$68,572	$70,348
Receivable from Members	249,590	117,404
Receivable from networks	355,222	126,136
Exception items	3,938	2,725
Merchant Reserves	(65,720)	(57,409)
Total	$611,602	$259,204

Settlement processing obligations:
Interchange reimbursement	$197,772	$200,319
Liability to Members	(14,765)	(27,717)
Liability to merchants	(384,253)	(120,875)
Exception items	10,282	12,308
Merchant Reserves	(206,700)	(223,314)
Reserve for operating losses	(2,249)	(2,318)
Reserves for sales allowances	(974)	(961)
Total	$(400,887)	$(162,558)

NOTE 4—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS

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

Prior to the acquisition, we processed transactions for the majority of APT's merchants via an ISO relationship. As a result, our revenue did not materially change with this acquisition and the amount of incremental revenue and earnings of APT since the acquisition date included in the consolidated statement of income for the three months ended August 31, 2013 is not material. With the acquisition, we no longer pay a monthly residual to APT. The following pro forma information shows the results of our operations for the three months ended August 31, 2012 as if the APT acquisition had occurred June 1, 2012. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Unaudited
	August 31, 2012	August 31, 2012
	(Actual)	(Pro forma)
	(in thousands, except per share data)
Total revenues	$590,287	$593,673
Net income attributable to Global Payments	$46,675	$47,883

Net income per share attributable to Global Payments, basic	$0.59	$0.61
Net income per share attributable to Global Payments, diluted	$0.59	$0.61

Redeemable Non-controlling Interest Acquisition

On July 26, 2012, we entered into an agreement to purchase HSBC Asia's ("HSBC") 44% interest in Global Payments Asia-Pacific Limited ("GPAP") for fair value of $242.0 million. Effective December 1, 2012, we completed the purchase. We used a combination of excess cash and existing borrowings to complete the transaction.

The purchase was treated as an equity transaction and reflected as a financing cash outflow in our statement of cash flows. Accordingly, no additional value was ascribed to the assets of GPAP. The difference between the maximum redemption amount of the redeemable non-controlling interest at July 26, 2012 and our purchase price was recorded as a reduction of paid-in capital of $96.0 million. In accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity ("ASC 480"), from the agreement date through the close of the transaction, we accounted for our commitment to purchase the remaining 44% of GPAP as a freestanding forward contract. Accordingly as of July 26, 2012, we stopped attributing income to redeemable non-controlling interest and any subsequent distributions to holders of the redeemable non-controlling interest are characterized as interest expense. HSBC is entitled to dividends through the closing of the transaction pursuant to the GPAP shareholders agreement and the purchase agreement. During fiscal 2013, we declared a dividend for fiscal year 2012 of which $8.4 million was paid to HSBC. Such dividend is reflected as interest expense in our consolidated statements of income in the accordance with the provisions of ASC 480. During fiscal year 2014, we expect to declare an additional dividend related to GPAP operations through the closing date. We expect HSBC's share of such dividend to be reflected in interest expense in our fiscal year 2014 consolidated statements of income.

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

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

As of August 31, 2013 and May 31, 2013, goodwill and intangible assets consisted of the following:

	August 31, 2013	May 31, 2013
	(in thousands)
Goodwill	$1,047,578	$1,044,222
Other intangible assets:
Customer-related intangible assets	$559,504	$559,884
Trademarks	6,095	6,390
Acquired technology	15,000	15,000
Contract-based intangible assets	111,482	110,234
	692,081	691,508
Less accumulated amortization:
Customer-related intangible assets	274,250	262,649
Trademarks	3,912	3,967
Acquired technology	1,716	1,248
Contract-based intangible assets	24,969	22,796
	304,847	290,660
	$387,234	$400,848

The following table discloses the changes in the carrying amount of goodwill for the three months ended August 31, 2013:

	North America merchant services	International merchant services	Total
	(in thousands)
Balance at May 31, 2013	$519,175	$525,047	$1,044,222
Accumulated impairment losses	—	—	—
	$519,175	$525,047	$1,044,222

Goodwill acquired	—	—	—
Effect of foreign currency translation	(1,450)	4,806	3,356
Balance at August 31, 2013	$517,725	$529,853	$1,047,578

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	August 31, 2013	May 31, 2013
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$419,651	$309,955
Short-term lines of credit:
United Kingdom Credit Facility	75,307	74,146
Hong Kong Credit Facility	57,760	38,134
Spain Credit Facility	159,058	28,041
Malaysia Credit Facility	12,016	14,025
Taiwan Credit Facility	5,563	8,359
Canada Credit Facility	—	6,866
Singapore Credit Facility	7,535	6,459
Philippines Credit Facility	6,082	6,384
Sri Lanka Credit Facility	1,875	1,978
Macau Credit Facility	1,766	1,966
Maldives Credit Facility	942	741
Brunei Credit Facility	583	362
Total short-term lines of credit	$328,487	$187,461
Total lines of credit	748,138	497,416
Notes payable	5,460	6,014
Term loan	647,500	647,500
Total debt	$1,401,098	$1,150,930

Current portion	$400,715	$259,796
Long-term debt	1,000,383	891,134
Total debt	$1,401,098	$1,150,930

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. As of August 31, 2013, the interest rate on the Corporate Credit Facility was 2.2% and the facility expires on December 7, 2015. Our short-term lines of credit are primarily used to fund settlement. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining compliance with the credit limit. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. The total available incremental borrowings at August 31, 2013 were $330.3 million under our Corporate Credit Facilities. As of August 31, 2013, we had $660.8 million available to fund settlement under our short-term lines of credit.

Term Loan

On September 28, 2012, we entered into a five-year unsecured $700.0 million term loan agreement with a syndicate of banks. The term loan expires in September 2017 and bears interest, at our election, at the prime rate or London Interbank Offer Rate ("LIBOR"), plus a leverage based margin. As of August 31, 2013 the interest rate on the term loan was 2.2%. The term loan has scheduled quarterly principal payments of $17.5 million at the end of each fiscal quarter through maturity. As of August 31, 2013, the outstanding balance of the term loan was $647.5 million. The August 2013 scheduled principal payment was due on a weekend. As a result, the principal payment was made on the following business day, September 3, 2013.

Notes Payable

United Card Services, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $5.5 million at August 31, 2013. These notes have a fixed interest rate of 8.5% with maturity dates ranging from September 2013 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the three months ended August 31, 2013 and August 31, 2012.

NOTE 7—INCOME TAX

We have a deferred tax asset of $87.9 million at August 31, 2013 primarily associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP in fiscal 2010.

Our effective tax rates were 30.3% and 31.4% for the three months ended August 31, 2013 and August 31, 2012, respectively. The effective tax rates for the three months ended August 31, 2013 and August 31, 2012 reflect reductions to our UK deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 3% and 2%, respectively.

As of August 31, 2013 and May 31, 2013, other long-term liabilities included liabilities for unrecognized income tax benefits of $57.1 million and $53.8 million, respectively. During the three months ended August 31, 2013, we recognized an increase in liabilities of $3.3 million for unrecognized income tax benefits. During the three months ended August 31, 2013 and August 31, 2012, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were insignificant.

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

NOTE 8—SHAREHOLDERS’ EQUITY

On July 25, 2013, our Board of Directors approved a share repurchase program that authorized the purchase of up to $250.0 million of Global Payments' common stock. Pursuant to prior authorization and the authorization described above, we repurchased 3,051,070 shares of our common stock at a cost of $144.4 million, or an average of $47.33 per share, including commissions, during the three months ended August 31, 2013. We have $230.3 million remaining under the share repurchase program.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

As of August 31, 2013, we have awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis over the vesting period.

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

The 2011 Plan permits grants of equity to employees, officers, directors and consultants. A total of 7.0 million shares of our common stock was reserved and made available for issuance pursuant to awards granted under the 2011 Plan. Effective with the adoption of the 2011 Plan, there will be no future grants under the 2005 Plan.

The following table summarizes the share-based compensation cost charged to income for (i) all stock options granted, (ii) our restricted stock program (including PRSUs and TSRs), and (iii) our employee stock purchase plan. The total income tax benefit recognized for share-based compensation in the accompanying statements of income is also presented.

	Three Months Ended
	August 31, 2013	August 31, 2012
	(in millions)
Share-based compensation expense	$4.8	$4.2
Income tax benefit	$1.1	$1.4

Restricted Stock

Shares and performance units awarded under the restricted stock program of the Plans are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. The grant date fair value of restricted stock awards is based on the quoted market value of our common stock at the award date.

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

The following table summarizes the changes in non-vested restricted stock awards for the three months ended August 31, 2013 (share awards in thousands):

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at May 31, 2013	1,096	$44
Granted	491	46
Vested	(340)	43
Forfeited	(92)	44
Non-vested at August 31, 2013	1,155	45

The total fair value of share awards vested during the three months ended August 31, 2013 and August 31, 2012 was $14.7 million and $13.2 million, respectively.

We recognized compensation expense for restricted stock of $4.3 million and $3.6 million in the three months ended August 31, 2013 and August 31, 2012, respectively. As of August 31, 2013, there was $51.3 million of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of August 31, 2013, 1.1 million shares had been issued under this plan, with 1.3 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.1 million in both the three months ended August 31, 2013 and August 31, 2012.

The weighted average grant-date fair value of each designated share purchased under this plan during the three months ended August 31, 2013 and August 31, 2012 was $7 and $6, respectively, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant in 25% increments over a four year period. The Plans provide for accelerated vesting under certain conditions. There were no options granted under the Plans during the three months ended August 31, 2013 and August 31, 2012.

The following is a summary of our stock option activity as of and for the three months ended August 31, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(years)	(in millions)

Outstanding at May 31, 2013	1,765	$35	3.5	$23.9
Granted	—	—
Forfeited	(56)	37
Exercised	(176)	19
Outstanding at August 31, 2013	1,533	37	3.5	$16.9

Options vested and exercisable at August 31, 2013	1,477	37	3.3	$16.2

The aggregate intrinsic value of stock options exercised during the three months ended August 31, 2013 and August 31, 2012 was $5.0 million and $4.9 million. As of August 31, 2013, we had $0.8 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 0.77 years. We recognized compensation expense for stock options of $0.3 million and $0.5 million in the three months ended August 31, 2013 and August 31, 2012, respectively.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Three Months Ended
	August 31, 2013	August 31, 2012
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$10,625	$5,155
Interest paid	$6,993	$2,866

Financing receivables:
Principal collections from customers - financing leases	$665	$740
Net decrease in financing receivables	$665	$740

NOTE 11—NON-CONTROLLING INTERESTS

The following table details the components of redeemable non-controlling interests for the three months ended August 31, 2012:

Three Month Ended
August 31, 2012
(in thousands)
Beginning balance	$144,422
Net income attributable to redeemable non-controlling interest	1,814
Foreign currency translation adjustment	573
Decrease in the maximum redemption amount of redeemable non-controlling interest	(817)
Derecognition of redeemable non-controlling interest	(145,992)
Ending balance	$—

For the three months ended August 31, 2013 and August 31, 2012, net income included in the consolidated statements of changes in equity is reconciled to net income presented in the consolidated statements of income as follows:

	Three Months Ended
	August 31, 2013	August 31, 2012
	(in thousands)
Net income attributable to Global Payments	$64,643	$46,675
Net income attributable to nonredeemable non-controlling interests	7,065	5,673
Subtotal per statement of changes in equity	71,708	52,348
Net income attributable to redeemable non-controlling interest	—	1,814
Net income	$71,708	$54,162

The following table is the reconciliation of net income attributable to non-controlling interest to comprehensive income attributable to non-controlling interest for the three months ended August 31, 2013 and August 31, 2012:

	Three Months Ended
	August 31, 2013	August 31, 2012
	(in thousands)
Net income attributable to non-controlling interest, net of tax	$7,065	$7,487
Foreign currency translation attributable to nonredeemable non-controlling interests	2,562	2,391
Foreign currency translation attributable to redeemable non-controlling interests	—	573
Comprehensive income attributable to non-controlling interests, net of tax	$9,627	$10,451

NOTE 12—SEGMENT INFORMATION

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

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three months ended August 31, 2013, and August 31, 2012:

	Three Months Ended
	August 31, 2013	August 31, 2012
	(in thousands)

Revenues:
United States	$363,833	$345,898
Canada	86,672	80,897
North America merchant services	450,505	426,795

Europe	143,188	128,465
Asia-Pacific	35,992	35,027
International merchant services	179,180	163,492
Consolidated revenues	$629,685	$590,287

Operating income (loss) for segments:
North America merchant services	$69,699	$67,217
International merchant services	61,541	57,140
Corporate (1)	(23,856)	(43,869)
Consolidated operating income	$107,384	$80,488

Depreciation and amortization:
North America merchant services	$13,455	$9,256
International merchant services	13,343	13,624
Corporate	1,576	1,015
Consolidated depreciation and amortization	$28,374	$23,895

(1) Includes processing system intrusion costs of $24.0 million for the three months ended August 31, 2012.

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 13—COMMITMENTS AND CONTINGENCIES

BIN/ICA Agreements

 We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of August 31, 2013.

Our Canadian Visa sponsorship, which was originally obtained through a Canadian financial institution, expired in March 2011.  We filed an application with the Office of the Superintendent of Financial Institutions Canada ("OSFI") for the formation of a wholly owned loan company in Canada which would serve as our financial institution sponsor. Also in March 2011, we obtained temporary direct participation in the Visa Canada system, while the loan company application was pending.  OSFI granted the loan company a restricted Order to Commence and Carry On Business in December 2012, and amended the Order in April 2013 to an unrestricted Order, enabling the loan company to become a direct Visa member at such time that Global Payments concludes the appropriate BIN transfer process with Visa.  We completed the BIN transfer process with Visa on September 30, 2013.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

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

Our North America merchant services and International merchant services segments target customers in many vertical industries including financial services, gaming, government, health care, professional services, restaurants, retail, universities, nonprofit organizations and utilities.

Our offerings provide merchants, ISOs and financial institutions with credit and debit card transaction processing and check-related services. Our primary business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of ISOs that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. These particular services are marketed in the United States, Canada, and parts of Europe.

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

Executive Overview

For the three months ended August 31, 2013, revenues increased 6.7% to $629.7 million from $590.3 million for the prior year's comparable period. This revenue growth was primarily due to strong growth in most of our markets in North America and Europe.

Consolidated operating income was $107.4 million for the three months ended August 31, 2013 compared to $80.5 million for the prior year's comparable period. Consolidated operating income for the three months ended August 31, 2012 includes processing system intrusion costs of $24.0 million. Net income attributable to Global Payments increased $18.0 million, or 38.5%, to $64.6 million for the three months ended August 31, 2013 from $46.7 million in the prior year's comparable period, resulting in a $0.28 increase in diluted earnings per share to $0.87 for the three months ended August 31, 2013 from $0.59 for the three months ended August 31, 2012.

North America merchant services segment revenue increased $23.7 million, or 5.6%, to $450.5 million for the three months ended August 31, 2013 from $426.8 million for the three months ended August 31, 2012. North America merchant services segment operating income increased to $69.7 million for the three months ended August 31, 2013 from $67.2 million for the three months ended August 31, 2012, with operating margins of 15.5% and 15.7% for the three months ended August 31, 2013 and August 31, 2012. The growth in North America merchant services is primarily due to growth in our US sales channels, as well as in Canada.

International merchant services segment revenue increased $15.7 million, or 9.6%, to $179.2 million for the three months ended August 31, 2013 from $163.5 million for the three months ended August 31, 2012. International merchant services operating income also increased to $61.5 million for the three months ended August 31, 2013 from $57.1 million for the three months ended August 31, 2012, with operating margins of 34.3% and 34.9% for the three months ended August 31, 2013 and August 31, 2012, respectively. The growth in the International merchant service segment is due to strong growth in most of our European markets.

CaixaBank, which owns 49% of Comercia Global Payments in Spain, has agreed to purchase 50% of our Brazil operation and will assume joint control of the business, which will be renamed Comercia Global Payments Brazil. This transaction is expected to close during the second quarter of fiscal 2014.

Results of Operations

The following table shows key selected financial data for the three months ended August 31, 2013 and August 31, 2012, this data as a percentage of total revenues, and the changes between three months ended August 31, 2013 and August 31, 2012, in dollars and as a percentage of the prior year's comparable period.

	Three Months Ended August 31, 2013	% of Revenue(1)	Three Months Ended August 31, 2012	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$363,833	57.8%	$345,898	58.6%	$17,935	5.2%
Canada	86,672	13.8%	80,897	13.7%	5,775	7.1%
North America merchant services	450,505	71.5%	426,795	72.3%	23,710	5.6%

Europe	143,188	22.7%	128,465	21.8%	14,723	11.5%
Asia-Pacific	35,992	5.7%	35,027	5.9%	965	2.8%
International merchant services	179,180	28.5%	163,492	27.7%	15,688	9.6%

Total revenues	$629,685	100%	$590,287	100%	$39,398	6.7%

Consolidated operating expenses:
Cost of service	$230,745	36.6%	$204,391	34.6%	$26,354	12.9%
Sales, general and administrative	291,556	46.3%	281,419	47.7%	10,137	3.6%
Processing system intrusion	—	—%	23,989	4.1%	(23,989)	(100)%
Operating income	$107,384	17.1%	$80,488	13.6%	$26,896	33.4%

Operating income (loss) for segments:
North America merchant services	$69,699		$67,217		$2,482	3.7%
International merchant services	61,541		57,140		4,401	7.7%
Corporate(2)	(23,856)		(43,869)		20,013	45.6%
Operating income	$107,384		$80,488		$26,896	33.4%

Operating margin for segments:
North America merchant services	15.5%		15.7%		(0.2)%
International merchant services	34.3%		34.9%		(0.6)%
(1) Percentage amounts may not sum to the total due to rounding.
(2) Includes processing system intrusion costs of $24.0 million in the three months ended August 31, 2012.

Processing System Intrusion

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. Our investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. As a result of this incident, certain card networks removed us from their list of Payment Card Industry Data Security Standards ("PCI DSS") compliant service providers. We have since received reports on compliance covering all our systems that process, store, transmit or otherwise utilize card data and we have been returned to the network list of PCI compliant service providers. During the three months ended August 31, 2012, we recorded $24.0 million of expense associated with this incident. To date, we have not experienced a material loss of revenue that we can confirm has been related to this incident. However, this incident and our related remediation efforts could potentially have a negative impact on future revenues.

During fiscal 2013 we received $20.0 million in insurance recoveries associated with this incident. We anticipate that we may receive additional recoveries during fiscal 2014. We will record receivables for any additional recoveries in the periods in which we determine such recovery is probable and the amount can be reasonably estimated.

This incident could result in additional lawsuits in the future. In addition, governmental entities have made inquiries and the Federal Trade Commission has initiated an investigation related to the incident. We have not recorded any loss accruals related to these items or any other claims that may be asserted against us in relation to this incident as we have not determined that losses associated with any such potential claims are probable. Further, we do not have sufficient information to estimate the amount or range of possible losses associated with such matters. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will accrue our estimate of such loss. If and when we record such an accrual, it could be material and could adversely impact our results of operations.

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

For the three months ended August 31, 2013 revenues increased 6.7% to $629.7 million compared to the prior year's comparable period. This revenue growth was primarily due to strong growth in most of our markets in North America and Europe.

North America Merchant Services Segment

For the three months ended August 31, 2013, revenue from our North America merchant services segment increased 5.6% to $450.5 million compared to the prior year's comparable period. North America revenue growth was driven by our United States ISO and direct sales channels and growth in Canada.

We grow our United States revenue primarily by adding small and mid-market merchants in diversified vertical markets, largely through our ISO channel. For the three months ended August 31, 2013, our United States direct credit and debit card processed transactions grew 9% compared to the prior period.

For the three months ended August 31, 2013, our Canadian revenue increased 7.1% to $86.7 million due to transaction growth and fee increases. Our credit and debit card processed transactions grew 3% compared to the prior year. These increases were somewhat offset by the impact of changes in exchange rates.

International Merchant Services Segment

For the three months ended August 31, 2013, International merchant services revenue increased 9.6% to $179.2 million compared to the prior year's comparable period. Our Europe merchant services revenue for the three months ended August 31, 2013 increased 11.5% to $143.2 million compared to the prior year's comparable period, driven primarily by strong transaction growth in all markets. Asia-Pacific merchant services revenue of $36.0 million for the three months ended August 31, 2013 represents an increase of 2.8% compared to the prior year's comparable period.

Consolidated Operating Expenses

Cost of service consists primarily of the following costs: compensation or personnel expenses paid to operations and technology-related personnel; assessments and other fees paid to card networks; transaction processing expenses, including third-party services; network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses. Cost of service increased 12.9% during the three months ended

August 31, 2013, compared to the prior year's comparable period primarily driven by revenue growth and an increase intangible amortization expense related to APT. As a percentage of revenue, cost of service increased to 36.6% for the three months ended August 31, 2013 from 34.6% in the prior year's comparable period.

Sales, general and administrative expenses consist primarily of compensation or personnel expenses paid to sales personnel; non-revenue producing customer support functions, administrative employees and management; commissions paid to ISOs, independent contractors, and other third parties; advertising costs; share-based compensation expense and occupancy of leased space directly related to these functions. Sales, general and administrative expenses increased 3.6% for the three months ended August 31, 2013 compared to the prior year's comparable period. This increase is primarily due to an increase in commission payments to ISOs and costs associated with employee termination benefits. This increase was somewhat offset by the elimination of ISO commission payments previously made to APT as a result of our acquisition of APT on October 1, 2012. As a percentage of revenues, sales, general and administrative expenses decreased to 46.3% for the three months ended August 31, 2013 from 47.7% in the prior year's comparable period.

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

North America Merchant Services Segment

Operating income in North America merchant services segment increased 3.7% for the three months ended August 31, 2013 compared to the prior year's comparable period. The increase in operating income was primarily due to the increase in transactions and volume in ISO and direct sales channels and growth in Canada. This increase was slightly offset by foreign currency translation. The operating margin was 15.5% and 15.7% for the three months ended August 31, 2013 and August 31, 2012, respectively.

International Merchant Services Segment

Operating income in International merchant services segment increased 7.7% to $61.5 million for the three months ended August 31, 2013 compared to the prior year's comparable period. The operating margin was 34.3% and 34.9% for the three months ended August 31, 2013 and August 31, 2012, respectively.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, global data security expenses, expenses related to our Global Service Center in Manila, Philippines that have not been allocated to our business segments, insurance, employee incentive programs, share-based compensation programs, and certain corporate staff, including finance, accounting, information technology, legal, human resources, marketing and executive. We also consider costs associated with the processing system intrusion to be a corporate expense. Our corporate costs decreased 45.6% to $23.9 million for the three months ended August 31, 2013 compared to the prior year's comparable period. This decrease is primarily due to lower costs associated with the processing system intrusion.

Consolidated Operating Income

For the three months ended August 31, 2013, our consolidated operating income increased 33.4% to $107.4 million from $80.5 million in the prior year's comparable period. The increase in our consolidated operating income is primarily due to solid financial results in North America and Europe and lower costs associated with the processing system intrusion in the three months ended August 31, 2013 compared to the three months ended August 31, 2012.

Consolidated Other Income/Expense, Net

Other expense, net, increased to $4.5 million for the three months ended August 31, 2013 compared to $1.6 million in the prior year's comparable period. The increase was due to interest expense on higher debt balances.

Provision for Income Taxes

Our effective tax rates were 30.3% and 31.4% for the three months ended August 31, 2013 and August 31, 2012, respectively. The effective tax rates for the three months ended August 31, 2013 and August 31, 2012 reflect adjustments to our U.K. deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 3% and 2%, respectively. Our effective tax rates differ from U.S. statutory rates due to domestic and international tax planning initiatives and income generated in lower tax jurisdictions due to international expansion.

Non-controlling Interests, Net of Tax

Non-controlling interests, net of tax decreased to $7.1 million from $7.5 million for the three months ended August 31, 2013 and August 31, 2012, respectively. This decrease is primarily due to the fact that the three months ended August 31, 2012 includes noncontrolling interest related to Global Payments Asia-Pacific through July 26, 2012, the date of our agreement to purchase HSBC's interest.

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

At August 31, 2013, we had cash and cash equivalents totaling $725.9 million. Of this amount, we consider $276.3 million to be available cash. Our available cash balance includes $220.3 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-U.S. acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

Available cash excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors' funding obligation to the merchant. Settlement related cash balances are not restricted; however these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). At August 31, 2013, our cash and cash equivalents included $272.4 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 and Note 3 in the notes to the consolidated financial statements for additional details.

Operating activities used net cash of $23.2 million for the three months ended August 31, 2013. Operating activities provided net cash of $68.6 million during the three months ended August 31, 2012. The decrease in cash flow from operating activities was primarily due to the change in net settlement processing assets and obligations of $115.4 million driven by the timing of month end cut-off.

Net cash used in investing activities decreased from $28.7 million for the three months ended August 31, 2012 to $18.6 million for the three months ended August 31, 2013, primarily due to the reduction in capital expenditures, specifically related to information technology related capital expenditures.

For the three months ended August 31, 2013, financing activities provided $92.5 million in cash compared to $6.0 million in cash in the prior year's comparable period. The increase in cash provided by financing activities was primarily related to net borrowings on short term lines of credit to fund settlement and net Corporate revolver borrowings. This increase was somewhat offset by share repurchases of $143.7 million.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. During fiscal year 2014, we expect capital expenditures to approximate $90.0 million.

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2013 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	August 31, 2013	May 31, 2013
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$419,651	$309,955
Short-term lines of credit:
United Kingdom Credit Facility	75,307	74,146
Hong Kong Credit Facility	57,760	38,134
Spain Credit Facility	159,058	28,041
Malaysia Credit Facility	12,016	14,025
Taiwan Credit Facility	5,563	8,359
Canada Credit Facility	—	6,866
Singapore Credit Facility	7,535	6,459
Philippines Credit Facility	6,082	6,384
Sri Lanka Credit Facility	1,875	1,978
Macau Credit Facility	1,766	1,966
Maldives Credit Facility	942	741
Brunei Credit Facility	583	362
Total short-term lines of credit	$328,487	$187,461
Total lines of credit	748,138	497,416
Notes payable	5,460	6,014
Term loan	647,500	647,500
Total debt	$1,401,098	$1,150,930

Current portion	$400,715	$259,796
Long-term debt	1,000,383	891,134
Total debt	$1,401,098	$1,150,930

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. As of August 31, 2013, the interest rate on the Corporate Credit Facility was 2.2% and the facility expires on December 7, 2015. Our short-term lines of credit are primarily used to fund settlement. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining compliance with the credit limit. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. The total available incremental borrowings at August 31, 2013 was $330.3 million under our Corporate Credit Facilities. As of August 31, 2013, we had $660.8 million available to fund settlement under our short-term lines of credit.

During the quarter ended August 31, 2013, the maximum and average borrowings under our lines of credit were $792.5 million and $574.9 million, respectively. The weighted-average interest rates on these borrowings were 1.6% and 1.9%, respectively. Our maximum borrowed amount was greater than our average and period end borrowings due to the timing of settlement funding.

Term Loan

On September 28, 2012, we entered into a five-year unsecured $700.0 million term loan agreement with a syndicate of banks. The term loan expires in September 2017 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage-based margin. As of August 31, 2013, the annual interest rate on the term loan was 2.2%. The term loan has scheduled principal payments of $17.5 million at the end of each fiscal quarter through maturity. As of August 31, 2013, the outstanding balance of the term loan was $647.5 million. The August 2013 scheduled principal payment was due on a weekend. As a result the principal payment was made on the following business day, September 3, 2013.

Notes Payable

United Card Services, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $5.5 million at August 31, 2013. These notes have fixed annual interest rates of 8.5% with maturity dates ranging from September 2013 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the three months ended August 31, 2013 and August 31, 2012.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended August 31, 2013, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2013. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2013 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. We advise you to review the risk factors presented in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 for information on some of the matters which could adversely affect our business and results of operations.

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

Item 4. Controls and Procedures

As of August 31, 2013, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the first quarter of fiscal 2014, the approximate average price paid, including commissions, and the approximate dollar value remaining available for purchase are as follows:

Plan category	Total Number of Shares (or Units) Purchased	Approximate Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 1, 2013 - June 30, 2013	1,423,375	$47.24	1,423,375
July 1, 2013 - July 31, 2013	1,312,164	$47.20	1,312,164
August 1, 2013 - August 31, 2013	315,531	$48.23	315,531
Total	3,051,070	$47.33	3,051,070	$230,255,515

Note: On July 25, 2013, our Board of Directors approved a share repurchase program that authorized the purchase of up to $250.0 million of Global Payments' stock. Pursuant to prior authorization and the authorization described above, we repurchased 3,051,070 shares of our common stock at a cost of $144.4 million, or an average of $47.33 per share, including commissions, during the three months ended August 31, 2013. We have $230.3 million remaining under this authority.

Item 6. Exhibits

List of Exhibits

Exhibits marked with an asterisk (*) are incorporated by reference to exhibits or appendices previously filed with the SEC, as indicated by the references in brackets. All other exhibits are filed or furnished herewith.

3.1	Second Amended and Restated Articles of Incorporation of Global Payments Inc. filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K dated July 25, 2013, File No. 001-16111.
3.2	Sixth Amended and Restated By-laws of Global Payments Inc. filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K dated July 25, 2013, File No. 001-16111.
4.2
Form of certificate representing Global Payments Inc. common stock as amended, filed as Exhibit 4.4 to the Registrant's Registration Statement on Form 10 dated December 28, 2000, File No. 001-16111, and incorporated herein by reference.

10.1	Amended and Restated Employment Agreement, dated as of August 23, 2013, between Global Payments Inc. and Morgan M. Schuessler, Jr.
10.2	Non-Competition and Non-Solicitation Agreement, dated as of October 1, 2013, between Global Payments Inc. and Daniel C. O’Keefe.
18
Preferability Letter from Independent Registered Public Accounting Firm dated October 11, 2011, filed as Exhibit 18 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111 and incorporated herein by reference.

21*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2*	Rule 13a-14(a)/15d-14(a) Certification of CFO
32.1*	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Quarterly Report on Form 10-Q for the first quarter ended August 31, 2013, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: October 1, 2013	/s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: October 1, 2013	/s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer