Form 10-Q
period 2013-11-30
GLOBAL PAYMENTS INC
filed 2014-01-08
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value outstanding as of December 31, 2013 was 71,921,197.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended November 30, 2013

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	November 30, 2013	November 30, 2012

Revenues	$634,122	$588,538
Operating expenses:
Cost of service	235,170	210,268
Sales, general and administrative	294,045	276,177
Processing system intrusion	(7,000)	(14,489)
	522,215	471,956
Operating income	111,907	116,582
Other income (expense):
Interest and other income	5,288	2,187
Interest and other expense	(8,025)	(14,609)
	(2,737)	(12,422)
Income before income taxes	109,170	104,160
Provision for income taxes	(29,313)	(28,789)
Net income	79,857	75,371
Less: Net income attributable to noncontrolling interest, net of income tax	(5,960)	(5,188)
Net income attributable to Global Payments	$73,897	$70,183

Earnings per share attributable to Global Payments:
Basic	$1.02	$0.89
Diluted	$1.02	$0.89
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	November 30, 2013	November 30, 2012

Revenues	$1,263,807	$1,178,825
Operating expenses:
Cost of service	465,915	414,659
Sales, general and administrative	585,601	557,596
Processing system intrusion	(7,000)	9,500
	1,044,516	981,755
Operating income	219,291	197,070
Other income (expense):
Interest and other income	8,626	4,170
Interest and other expense	(15,904)	(18,154)
	(7,278)	(13,984)
Income before income taxes	212,013	183,086
Provision for income taxes	(60,448)	(53,553)
Net income	151,565	129,533
Less: Net income attributable to noncontrolling interest, net of income tax	(13,025)	(12,675)
Net income attributable to Global Payments	$138,540	$116,858

Earnings per share attributable to Global Payments:
Basic	$1.90	$1.49
Diluted	$1.88	$1.48
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	November 30, 2013	November 30, 2012

Net income	$79,857	$75,371
Other comprehensive income:
Foreign currency translation adjustments	23,948	18,089
Income tax (provision) benefit related to foreign currency translation adjustments	(283)	3,433
Other comprehensive income, net of tax	23,665	21,522

Comprehensive income	103,522	96,893
Less: comprehensive income attributable to noncontrolling interests	(10,015)	(9,776)
Comprehensive income attributable to Global Payments	$93,507	$87,117

	Six Months Ended
	November 30, 2013	November 30, 2012

Net income	$151,565	$129,533
Other comprehensive income:
Foreign currency translation adjustments	21,661	59,130
Income tax benefit (provision) related to foreign currency translation adjustments	2,253	(3,146)
Other comprehensive income, net of tax	23,914	55,984

Comprehensive income	175,479	185,517
Less: comprehensive income attributable to noncontrolling interests	(19,642)	(20,227)
Comprehensive income attributable to Global Payments	$155,837	$165,290
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30, 2013	May 31, 2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,096,833	$680,470
Accounts receivable, net of allowances for doubtful accounts of $353 and $509, respectively	195,788	189,435
Claims receivable, net	662	1,156
Settlement processing assets	688,003	259,204
Inventory	8,886	11,057
Deferred income taxes	6,459	6,485
Prepaid expenses and other current assets	61,677	66,685
Total current assets	2,058,308	1,214,492
Goodwill	1,063,310	1,044,222
Other intangible assets, net	379,350	400,848
Property and equipment, net	357,880	348,064
Deferred income taxes	100,332	95,178
Other	22,384	22,252
Total assets	$3,981,564	$3,125,056
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$446,508	$187,461
Current portion of long-term debt	72,351	72,335
Accounts payable and accrued liabilities	235,361	262,890
Settlement processing obligations	798,671	162,558
Income taxes payable	20,114	18,870
Total current liabilities	1,573,005	704,114
Long-term debt	922,545	891,134
Deferred income taxes	172,988	170,723
Other long-term liabilities	81,342	72,478
Total liabilities	2,749,880	1,838,449
Commitments and contingencies (See Note 13)
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 71,908,829 issued and outstanding at November 30, 2013 and 75,426,099 issued and outstanding at May 31, 2013	—	—
Paid-in capital	188,281	202,396
Retained earnings	896,597	958,751
Accumulated other comprehensive income (loss)	2,235	(15,062)
Total Global Payments shareholders’ equity	1,087,113	1,146,085
Noncontrolling interest	144,571	140,522
Total equity	1,231,684	1,286,607
Total liabilities and equity	$3,981,564	$3,125,056
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	November 30, 2013	November 30, 2012
Cash flows from operating activities:
Net income	$151,565	$129,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	28,439	26,494
Amortization of acquired intangibles	28,953	25,561
Share-based compensation expense	11,965	9,178
Provision for operating losses and bad debts	10,249	11,970
Deferred income taxes	6,073	30,055
Other, net	(4,345)	(2,231)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(6,353)	721
Claims receivable	(6,567)	(6,600)
Settlement processing assets and obligations, net	204,307	(11,671)
Inventory	2,237	(4,297)
Prepaid expenses and other assets	5,761	(11,204)
Accounts payable and other accrued liabilities	(21,845)	(67,869)
Income taxes payable	1,244	(4,847)
Net cash provided by operating activities	411,683	124,793
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(2,324)	(409,731)
Capital expenditures	(41,178)	(54,393)
Net decrease in financing receivables	1,328	1,485
Net proceeds from sales of investments and business	3,102	—
Net cash used in investing activities	(39,072)	(462,639)
Cash flows from financing activities:
Net borrowings (payments) on short-term lines of credit	259,047	(2,992)
Proceeds from issuance of long-term debt	810,000	910,327
Principal payments under long-term debt	(779,380)	(343,133)
Payment of debt issuance costs	—	(3,987)
Repurchase of common stock	(250,183)	(12,653)
Proceeds from stock issued under share-based compensation plans	27,366	7,080
Common stock repurchased - share-based compensation plans	(5,260)	(10,224)
Tax benefit from share-based compensation plans	4,415	1,791
Distributions to noncontrolling interests	(15,593)	(5,740)
Dividends paid	(2,894)	(3,153)
Net cash provided by financing activities	47,518	537,316
Effect of exchange rate changes on cash	(3,766)	17,516
Increase in cash and cash equivalents	416,363	216,986
Cash and cash equivalents, beginning of the period	680,470	781,275
Cash and cash equivalents, end of the period	$1,096,833	$998,261
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2013	75,426	$202,396	$958,751	$(15,062)	$1,146,085	$140,522	$1,286,607
Net income			138,540		138,540	13,025	151,565
Foreign currency translation adjustment, net of tax of $2,253				17,297	17,297	6,617	23,914
Stock issued under employee stock plans	1,453	27,366			27,366		27,366
Common stock repurchased - share-based compensation plans	(345)	(5,405)			(5,405)		(5,405)
Tax benefit from employee share-based compensation, net		4,290			4,290		4,290
Share-based compensation expense		11,965			11,965		11,965
Distributions to noncontrolling interest						(15,593)	(15,593)
Repurchase of common stock	(4,625)	(52,331)	(197,800)		(250,131)		(250,131)
Dividends paid ($0.04 per share)			(2,894)		(2,894)		(2,894)
Balance at November 30, 2013	71,909	$188,281	$896,597	$2,235	$1,087,113	$144,571	$1,231,684

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Global Payments Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at May 31, 2012	78,551	$358,728	$843,456	$(30,000)	$1,172,184	$128,737	$1,300,921
Net income			116,858		116,858	10,861	127,719
Foreign currency translation adjustment, net of tax of ($3,146)				48,432	48,432	6,979	55,411
Stock issued under employee stock plans	807	7,080			7,080		7,080
Common stock repurchased - share-based compensation plans	(333)	(10,224)			(10,224)		(10,224)
Tax benefit from employee share-based compensation, net		1,453			1,453		1,453
Share-based compensation expense		9,178			9,178		9,178
Distributions to noncontrolling interest						(5,740)	(5,740)
Redeemable noncontrolling interest valuation adjustment			817		817		817
Repurchase of common stock	(300)	(12,653)			(12,653)		(12,653)
Commitment to purchase redeemable noncontrolling interest		(96,008)			(96,008)		(96,008)
Dividends paid ($0.04 per share)			(3,153)		(3,153)		(3,153)
Balance at November 30, 2012	78,725	$257,554	$957,978	$18,432	$1,233,964	$140,837	$1,374,801

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

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X.

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

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include reserve funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of November 30, 2013 and May 31, 2013, our cash and cash equivalents included $296.4 million and $280.7 million, respectively, related to Merchant Reserves.

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

Our credit card processing merchant customers are liable for any charges or losses that occur under the merchant agreement. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other merchant-related reason, we may be liable for any such losses. We require cash deposits ("Merchant Reserves"), guarantees, letters of credit, and other types of collateral by certain merchants to minimize any such contingent liability. We also utilize a number of systems and procedures to manage merchant risk. We have, however, historically experienced losses due to merchant defaults.

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

As of November 30, 2013 and May 31, 2013, $2.1 million and $2.3 million, respectively, has been recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended November 30, 2013 and November 30, 2012, we recorded such expenses in the amounts of $1.9 million and $2.5 million, respectively. For the six months ended November 30, 2013 and November 30, 2012, we recorded such expenses in the amounts of $3.2 million and $5.3 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the payor’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee approximates cost and is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the payor but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is comprised of estimated losses on returned checks and estimated incurred but not reported losses.  We estimate the loss on returned checks by applying historical collection rates to our claims receivable balance.  We estimate incurred but not reported losses by applying historical loss ratios to the face value of our guaranteed checks.  As of November 30, 2013 and May 31, 2013, we had a check guarantee loss reserve of $3.5 million and $3.1 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. For the three months ended November 30, 2013 and November 30, 2012, we recorded expenses of $3.1 million and $3.4 million, respectively, which are included in cost of service in the accompanying consolidated statements of income. For the six months ended November 30, 2013 and November 30, 2012, we recorded expenses of $7.1 million and $6.7 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

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

As of November 30, 2013, we have placed into service $92.2 million of hardware and software associated with our technology processing platform, referred to as G2. G2 serves as a front-end operating environment for merchant processing and is intended to replace a number of legacy platforms. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform's use than the straight-line method. We are currently processing transactions on our G2 platform in nine markets in our Asia-Pacific region and for a limited number of United States merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the three months and six months ended November 30, 2013 was not significant. Depreciation and amortization expense will increase as we complete migrations of other merchants to the G2 platform.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-lived intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analyses as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at November 30, 2013 and May 31, 2013.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair value measurements— GAAP requires disclosures about assets and liabilities that are measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The reporting standard establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our assumptions and include situations where there is little or no market activity for the asset or liability.

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our term loans include variable interest rates based on the prime rate or London Interbank Offered Rate ("LIBOR") plus a margin based on our leverage position. At November 30, 2013, the carrying amount of our term loans approximates fair value, which is calculated using Level 2 inputs. Our subsidiary in the Russian Federation has notes payable with a fixed interest rate of 8.5% and maturity dates ranging from December 2013 through November 2016. At November 30, 2013, we believe the carrying amount of these notes approximates fair value, which is calculated using Level 3 inputs. Please see Note 6 – Long-Term Debt and Credit Facilities for further information.

Financing receivables— Our subsidiary in the Russian Federation purchases Automated Teller Machines ("ATMs") and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $4.9 million and $6.3 million of financing receivables included in our November 30, 2013 and May 31, 2013 consolidated balance sheets, respectively.

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

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency.  Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period.  For the three and six months ended November 30, 2013 and November 30, 2012, our transaction gains and losses were insignificant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three and six months ended November 30, 2012 excludes shares of 0.4 million and 0.5 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. There were no excluded shares for the three or six months ended November 30, 2013 related to stock options. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three and six months ended November 30, 2013 and November 30, 2012:

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(in thousands)		(in thousands)

Basic weighted average shares outstanding	72,174	78,751	72,974	78,669
Plus: dilutive effect of stock options and other share-based awards	532	393	530	393
Diluted weighted average shares outstanding	72,706	79,144	73,504	79,062

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

In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when: (1) A NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) The entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under Accounting Standards Codification ("ASC") 740-5. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect this ASU to have an impact to our consolidated financial statements.

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

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters" ("ASU 2013-05"). The amendments in ASU 2013-05 resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in ASU 2013-05 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. This standard is effective for us beginning June 1, 2014. We are currently evaluating the impact of ASU 2013-05 on our consolidated financial statements.

NOTE 2—PROCESSING SYSTEM INTRUSION

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. Our investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. As a result of this incident, certain card networks removed us from their list of Payment Card Industry Data Security Standards ("PCI DSS") compliant service providers. We have since received reports on compliance covering our systems that process, store, transmit or otherwise utilize card data and we have been returned to the network list of PCI DSS compliant service providers. During the three and six months ended November 30, 2013, we recorded a credit of $7.0 million associated with this incident related to insurance recoveries that we deemed probable of collection at the balance sheet date. This brings total insurance recoveries recognized to date to $27.0 million, and we do not expect any additional recoveries. During the three months ended November 30, 2012, we recorded a credit of $14.5 million associated with this incident. This credit reflects a $31.5 million reduction of our accrual for estimated fraud losses, fines and other charges based on agreements with certain networks resulting in charges that were less than our initial estimates. During the six months ended November 30, 2012, we recorded $9.5 million of expense associated with this incident. To date, we have not experienced a material loss of revenue that we can confirm has been related to this incident. However, this incident and our related remediation efforts could potentially have a negative impact on future revenues.

NOTE 3—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

We are designated as a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa. These designations are dependent upon member clearing banks ("Member") sponsoring us and our adherence to the standards of the networks. We have primary financial institution sponsors in the various markets where we facilitate payment transactions with whom we have sponsorship or depository and clearing agreements. These agreements allow us to route transactions under the member banks' control and identification numbers to clear credit card transactions through MasterCard and Visa. In certain markets, we are members in various payment networks, allowing us to process and fund transactions without third-party sponsorship.

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. For transactions processed on our systems, we use our internal network telecommunication infrastructure to provide funding instructions to the Members who in turn fund the merchants. In markets where we utilize third-party sponsorship, the standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded. However, in practice and in accordance with the terms of our sponsorship agreements with our Members, we generally follow a net settlement process whereby, if the incoming amount from the card networks precedes the Member's funding obligation to the merchant, we temporarily hold the surplus on behalf of the Member in our account at the Member bank and record a corresponding liability. Conversely, if the Member's funding obligation to the merchant precedes the incoming amount from the card networks, the amount of the Member's net receivable position is either subsequently advanced to the Member by us or the Member satisfies this obligation with its own funds. If the Member uses its own funds, the Member may assess funding cost, which is included in interest and other expense on the accompanying consolidated statements of income. Each participant in the transaction process receives compensation for its services.

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

	November 30, 2013	May 31, 2013
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$69,428	$70,348
Receivable from Members	265,862	117,404
Receivable from networks	418,656	126,136
Exception items	3,869	2,725
Merchant Reserves	(69,812)	(57,409)
	$688,003	$259,204

Settlement processing obligations:
Interchange reimbursement	$180,426	$200,319
Liability to Members	(274,312)	(27,717)
Liability to merchants	(481,502)	(120,875)
Exception items	6,575	12,308
Merchant Reserves	(226,613)	(223,314)
Reserve for operating losses	(2,109)	(2,318)
Reserves for sales allowances	(1,136)	(961)
	$(798,671)	$(162,558)

NOTE 4—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS AND JOINT VENTURES

Fiscal 2014

Comercia Global Payments Brazil

Effective September 30, 2013, CaixaBank, S.A. ("CaixaBank"), which owns 49% of Comercia Global Payments ("Comercia"), our subsidiary in Spain, purchased 50% of Global Payments Brazil for $2.1 million in cash and a commitment to fund the capital needs of the business until such time as their cumulative funding is equal to funding that we have provided from inception through the effective date of the transaction.  The transaction created a new joint venture which will do business as Comercia Global Payments Brazil.  As a result of the transaction, we deconsolidated Global Payments Brazil, and we apply the equity method of accounting to our retained interest in Comercia Global Payments Brazil.  We recorded a gain on the transaction of $2.1 million which is included in interest and other income in the consolidated statement income. The results of the Brazil operation from inception until the restructuring into a joint venture on September 30, 2013 were not material to our consolidated results of operations, and the assets and liabilities that we derecognized were not material to our consolidated balance sheet.

American Express Portfolio

In October 2013, we acquired a merchant portfolio in the Czech Republic from American Express Limited for $1.9 million. The acquired assets have been classified as customer-related intangible assets and contract-based intangible assets with estimated amortization periods of 10 years.

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

Prior to the acquisition, we processed transactions for the majority of APT's merchants via an ISO relationship. As a result, our revenue did not materially change with this acquisition and the amount of incremental revenue and earnings of APT since the acquisition date included in the consolidated statement of income for the three and six months ended November 30, 2013 is not material. With the acquisition, we no longer pay a monthly residual to APT. The following pro forma information shows the results of our operations for the three and six months ended November 30, 2012 as if the APT acquisition had occurred June 1, 2012. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Unaudited
	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2012	November 30, 2012	November 30, 2012
	(Actual)	(Pro forma)	(Actual)	(Pro forma)
	(in thousands, except per share data)		(in thousands, except per share data)
Total revenues	$588,538	$589,327	$1,178,825	$1,183,000
Net income attributable to Global Payments	$70,183	$69,871	$116,858	$117,754

Net income per share attributable to Global Payments, basic	$0.89	$0.89	$1.49	$1.50
Net income per share attributable to Global Payments, diluted	$0.89	$0.88	$1.48	$1.49

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

Banca Civica

On December 12, 2012, Comercia completed the acquisition of the merchant acquiring business of Banca Civica, S.A. ("Civica") from CaixaBank for €17.5 million ($22.9 million equivalent as of the acquisition date). This transaction has been recorded as a business combination, and the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price of Civica was determined by analyzing the historical and prospective financial statements. The results of operations of this business were not significant to our consolidated results of operations and accordingly, we have not provided pro forma information relating to this acquisition. Acquisition costs associated with this purchase were not material.

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

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

As of November 30, 2013 and May 31, 2013, goodwill and intangible assets consisted of the following:

	November 30, 2013	May 31, 2013
	(in thousands)
Goodwill	$1,063,310	$1,044,222
Other intangible assets:
Customer-related intangible assets	$568,415	$559,884
Trademarks	6,213	6,390
Acquired technology	15,000	15,000
Contract-based intangible assets	113,902	110,234
	703,530	691,508
Less accumulated amortization:
Customer-related intangible assets	290,560	262,649
Trademarks	4,016	3,967
Acquired technology	2,184	1,248
Contract-based intangible assets	27,420	22,796
	324,180	290,660
	$379,350	$400,848

The following table discloses the changes in the carrying amount of goodwill for the six months ended November 30, 2013:

	North America merchant services	International merchant services	Total
	(in thousands)
Balance at May 31, 2013	$519,175	$525,047	$1,044,222
Accumulated impairment losses	—	—	—
	$519,175	$525,047	$1,044,222

Goodwill acquired	—	—	—
Effect of foreign currency translation	(2,124)	21,212	19,088
Balance at November 30, 2013	$517,051	$546,259	$1,063,310

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	November 30, 2013	May 31, 2013
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$360,000	$309,955
Short-term lines of credit:
United Kingdom Credit Facility	82,104	74,146
Global Payments Canada Finance Corporation Credit Facility	76,875	—
Hong Kong Credit Facility	74,680	38,134
Spain Credit Facility	168,888	28,041
Malaysia Credit Facility	10,337	14,025
Taiwan Credit Facility	5,844	8,359
Canada Credit Facility	—	6,866
Singapore Credit Facility	12,993	6,459
Philippines Credit Facility	7,660	6,384
Sri Lanka Credit Facility	2,169	1,978
Macau Credit Facility	2,201	1,966
Maldives Credit Facility	1,999	741
Brunei Credit Facility	688	362
Malta Credit Facility	70	—
Total short-term lines of credit	$446,508	$187,461
Total lines of credit	806,508	497,416
Notes payable	4,896	6,014
Term loan	630,000	647,500
Total debt	$1,441,404	$1,150,930

Current portion	$518,859	$259,796
Long-term debt	922,545	891,134
Total debt	$1,441,404	$1,150,930

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. As of November 30, 2013, the interest rate on the Corporate Credit Facility was 2.4% and the facility expires on December 7, 2015. Our short-term lines of credit are primarily used to fund settlement. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining compliance with the credit limit. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. The total available incremental borrowings at November 30, 2013 were $390.0 million under our Corporate Credit Facility. As of November 30, 2013, we had $1,031.9 million available to fund settlement under our short-term lines of credit.

For the three months ended November 30, 2013, we entered into the following additional lines of credit:

Global Payments Canada Finance Corporation - On September 30, 2013, we entered into a revolving overdraft facility for up to $80.0 million CAD to fund interchange and merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility has a variable short-term interest rate.

Malta - On October 9, 2013, we entered into an amendment of our revolving overdraft facility for up to 2.5 million EUR to fund interchange and merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility has a variable short-term interest rate plus a margin.

US Wells Fargo Credit Facility - On September 26, 2013, we entered into a revolving overdraft facility for up to $50.0 million to fund interchange and merchants prior to receipt of corresponding settlement funds from the card associations. Interest expense is incurred based on a variable short-term interest rate plus a margin. As of November 30, 2013, the facility was undrawn.

Term Loan

On September 28, 2012, we entered into a five-year unsecured $700.0 million term loan agreement with a syndicate of banks. The term loan expires in September 2017 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage based margin. As of November 30, 2013 the interest rate on the term loan was 2.4%. The term loan has scheduled quarterly principal payments of $17.5 million at the end of each fiscal quarter through maturity. As of November 30, 2013, the outstanding balance of the term loan was $630.0 million. The November 2013 scheduled principal payment was due on a weekend. As a result, the principal payment was made on the following business day, December 2, 2013.

Notes Payable

United Card Services, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $4.9 million at November 30, 2013. These notes have a fixed interest rate of 8.5% with maturity dates ranging from December 2013 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreement includes financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the three and six months ended November 30, 2013 and November 30, 2012.

NOTE 7—INCOME TAX

We have a deferred tax asset of $93.1 million at November 30, 2013 primarily associated with the purchase of the remaining 49% interest in HSBC Merchant Services LLP in fiscal 2010.

Our effective tax rates were 26.9% and 27.6% for the three months ended November 30, 2013 and November 30, 2012, respectively. Our effective tax rates were 28.5% and 29.2% for the six months ended November 30, 2013 and November 30, 2012, respectively. The effective tax rates for the six months ended November 30, 2013 and November 30, 2012 reflect reductions to our United Kingdom deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 3% and 2%, respectively.

As of November 30, 2013 and May 31, 2013, other long-term liabilities included liabilities for unrecognized income tax benefits of $62.1 million and $53.8 million, respectively. During the three months ended November 30, 2013, we recognized an increase in liabilities of $5.0 million for unrecognized income tax benefits. During the six months ended November 30, 2013, we recognized an increase in liabilities of $8.3 million for unrecognized income tax benefits. During the three and six months ended November 30, 2013 and November 30, 2012, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were insignificant.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, the United Kingdom and Canada. We are currently under audit with the United States Internal Revenue Service for fiscal years 2011 and 2010. We are no longer subject to income tax examinations for years ended May 31, 2006 and prior.

NOTE 8—SHAREHOLDERS’ EQUITY

On July 25, 2013, our Board of Directors approved a share repurchase program that authorized the purchase of up to $250.0 million of our common stock. For the three months ended November 30, 2013, we repurchased and retired 1.6 million shares for $85.7 million and prepaid $20.0 million for future repurchases pursuant to the accelerated share repurchase ("ASR") program described below, for a total of $105.7 million.

On October 7, 2013, we entered into an ASR program with Goldman, Sachs & Co. to repurchase an aggregate of $100.0 million of our common stock. The ASR is part of the Board authorized program to repurchase up to $250.0 million of our common stock. Under the program, we received approximately 1.5 million shares at the inception of the ASR. The total number of shares ultimately repurchased under the agreement will be determined upon final settlement and will be based on the volume-weighted average price of our common stock during the repurchase program. We anticipate that all repurchases under the ASR will be completed during our third fiscal quarter. When we complete the ASR, we will have $124.5 million remaining under share repurchase programs.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

As of November 30, 2013, we have awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis over the vesting period.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the "2000 Plan"), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the "2005 Plan"), an Amended and Restated 2000 Non-Employee Director Stock Option Plan (the "Director Plan"), and the Global Payments Inc. 2011 Incentive Plan (the "2011 Plan") (collectively, the "Plans"). There were no further grants made under the 2000 Plan after the 2005 Plan was effective and the Director Plan expired by its terms on February 1, 2011 so no further grants will be granted thereunder.

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

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(in millions)
Share-based compensation expense	$7.2	$5.0	$12.0	$9.2
Income tax benefit	$2.0	$1.3	$3.3	$2.7

Restricted Stock

Shares and performance units awarded under the restricted stock program of the Plans are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. The grant date fair value of restricted stock awards is based on the quoted market value of our common stock at the award date.

Certain executives are granted two different types of performance units under our restricted stock program. A portion of those performance units represent the right to earn 0% to 200% of a target number of shares of our common stock depending upon the achievement level of certain performance measures during the grant year (“PRSUs”). The target number of PRSUs and the performance measures (at threshold, target, and maximum) are set by the Compensation Committee of our Board of Directors. PRSUs are converted to a time-based restricted stock grant only if our performance during the fiscal year exceeds pre-established goals. The other portion of these performance units represent the right to earn 0% to 200% of target shares of our common stock based on our relative total shareholder return compared to peer companies over a three year performance period ("TSRs"). The target number of TSRs for each executive is set by the Compensation Committee of our Board of Directors and a monte carlo simulation is used to calculate the estimated share payout.

Grants of restricted awards are subject to forfeiture if a grantee, among other conditions, leaves our employment prior to expiration of the restricted period. New grants of restricted awards generally vest one year after the date of grant in 25% increments over a four year period, with the exception of TSRs which vest after a three year period.

The following table summarizes the changes in non-vested restricted stock awards for the six months ended November 30, 2013 (share awards in thousands):

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at May 31, 2013	1,096	$44
Granted	550	47
Vested	(360)	44
Forfeited	(99)	44
Non-vested at November 30, 2013	1,187	45

The total fair value of share awards vested during the six months ended November 30, 2013 and November 30, 2012 was $15.9 million and $13.2 million, respectively.

We recognized compensation expense for restricted stock of $6.8 million and $4.4 million in the three months ended November 30, 2013 and November 30, 2012, respectively. We recognized compensation expense for restricted stock of $11.1 million and $8.0 million in the six months ended November 30, 2013 and November 30, 2012, respectively. As of November 30, 2013, there was $48.1 million of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of November 30, 2013, 1.1 million shares had been issued under this plan, with 1.3 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.1 million and $0.2 million in the three months ended November 30, 2013 and November 30, 2012, respectively. We recognized compensation expense for the plan of $0.2 million and $0.3 million in the six months ended November 30, 2013 and November 30, 2012, respectively.

The weighted average grant-date fair value of each designated share purchased under this plan during the six months ended November 30, 2013 and November 30, 2012 was $7 and $6, respectively, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest one year after the date of grant in 25% increments over a four year period. The Plans provide for accelerated vesting under certain conditions. There were no options granted under the Plans during the six months ended November 30, 2013 and November 30, 2012.

The following is a summary of our stock option activity as of and for the six months ended November 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(years)	(in millions)

Outstanding at May 31, 2013	1,765	$35	3.5	$23.9
Granted	—	—
Forfeited	(63)	39
Exercised	(824)	29
Outstanding at November 30, 2013	878	41	4.3	$19.9

Options vested and exercisable at November 30, 2013	819	41	4.2	$18.5

The aggregate intrinsic value of stock options exercised during the six months ended November 30, 2013 and November 30, 2012 was $16.5 million and $5.4 million. As of November 30, 2013, we had $0.5 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 0.96 years. We recognized compensation expense for stock options of $0.2 million and $0.4 million in the three months ended November 30, 2013 and November 30, 2012, respectively. We recognized compensation expense for stock options of $0.6 million and $0.9 million in the six months ended November 30, 2013 and November 30, 2012, respectively.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Six Months Ended
	November 30, 2013	November 30, 2012
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$45,620	$23,236
Interest paid	$14,357	$7,772

NOTE 11—NONCONTROLLING INTERESTS

The following table details the components of redeemable noncontrolling interests for the six months ended November 30, 2012:

Six Months Ended
November 30, 2012
(in thousands)
Beginning balance	$144,422
Net income attributable to redeemable noncontrolling interest	1,814
Foreign currency translation adjustment	573
Decrease in the maximum redemption amount of redeemable noncontrolling interest	(817)
Derecognition of redeemable noncontrolling interest	(145,992)
Ending balance	$—

For the six months ended November 30, 2013 and November 30, 2012, net income included in the consolidated statements of changes in equity is reconciled to net income presented in the consolidated statements of income as follows:

	Six Months Ended
	November 30, 2013	November 30, 2012
	(in thousands)
Net income attributable to Global Payments	$138,540	$116,858
Net income attributable to nonredeemable noncontrolling interests	13,025	10,861
Subtotal per statement of changes in equity	151,565	127,719
Net income attributable to redeemable noncontrolling interest	—	1,814
Net income	$151,565	$129,533

The following table is the reconciliation of net income attributable to noncontrolling interest to comprehensive income attributable to noncontrolling interest for the three and six months ended November 30, 2013 and November 30, 2012:

	Three Months Ended
	November 30, 2013	November 30, 2012
	(in thousands)
Net income attributable to noncontrolling interest, net of tax	$5,960	$5,188
Foreign currency translation attributable to nonredeemable noncontrolling interests	4,055	4,588
Comprehensive income attributable to noncontrolling interests, net of tax	$10,015	$9,776

	Six Months Ended
	November 30, 2013	November 30, 2012
	(in thousands)
Net income attributable to noncontrolling interest, net of tax	$13,025	$12,675
Foreign currency translation attributable to nonredeemable noncontrolling interests	6,617	6,979
Foreign currency translation attributable to redeemable noncontrolling interests	—	573
Comprehensive income attributable to noncontrolling interests, net of tax	$19,642	$20,227

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

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and six months ended November 30, 2013 and November 30, 2012:

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(in thousands)

Revenues:
United States	$361,793	$339,998	$725,626	$685,896
Canada	85,240	80,770	171,912	161,667
North America merchant services	447,033	420,768	897,538	847,563

Europe	146,866	131,161	290,054	259,626
Asia-Pacific	40,223	36,609	76,215	71,636
International merchant services	187,089	167,770	366,269	331,262
Consolidated revenues	$634,122	$588,538	$1,263,807	$1,178,825

Operating income (loss) for segments:
North America merchant services	$70,437	$67,114	$140,136	$134,331
International merchant services	62,467	53,987	124,008	111,127
Corporate (1)	(20,997)	(4,519)	(44,853)	(48,388)
Consolidated operating income	$111,907	$116,582	$219,291	$197,070

Depreciation and amortization:
North America merchant services	$13,612	$12,569	$27,066	$21,825
International merchant services	13,799	14,234	27,143	27,857
Corporate	1,607	1,358	3,183	2,373
Consolidated depreciation and amortization	$29,018	$28,161	$57,392	$52,055

(1) Includes processing system intrusion credits of $7.0 million and $14.5 million for the three months ended November 30, 2013 and November 30, 2012, respectively. Includes a processing system intrusion credit of $7.0 million and a charge of $9.5 million for the six months ended November 30, 2013 and November 30, 2012, respectively.

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 13—COMMITMENTS AND CONTINGENCIES

BIN/ICA Agreements

 We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of November 30, 2013.

Effective September 30, 2013, Global Payments Canada Finance Corporation commenced operations and became a direct member of Visa Canada. Accordingly, we no longer use third party Visa sponsorship in Canada.

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

Our products and services are marketed through a variety of sales channels that include our integrated solutions channel, a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions. We seek to leverage the continued shift to electronic payments by expanding market share in our existing markets through our distribution channels or through acquisitions in North America, the Asia-Pacific region and Europe, and investing in and leveraging technology and people, thereby maximizing shareholder value. We also seek to enter new markets through acquisitions in the Asia-Pacific region, Europe, and Latin America.

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

Executive Overview

For the six months ended November 30, 2013, revenues increased 7.2% to $1,263.8 million from $1,178.8 million for the prior year's comparable period, reflecting growth in all of our markets.

Consolidated operating income was $219.3 million for the six months ended November 30, 2013 compared to $197.1 million for the prior year's comparable period. Consolidated operating income for the six months ended November 30, 2013 and November 30, 2012 includes a processing system intrusion credit of $7.0 million and an expense of $9.5 million, respectively. Net income attributable to Global Payments increased $21.7 million, or 18.6%, to $138.5 million for the six months ended November 30, 2013 from $116.9 million in the prior year's comparable period, resulting in a $0.40 increase in diluted earnings per share to $1.88 for the six months ended November 30, 2013 from $1.48 for the six months ended November 30, 2012.

North America merchant services segment revenue increased $50.0 million, or 5.9%, to $897.5 million for the six months ended November 30, 2013 from $847.6 million for the six months ended November 30, 2012. North America merchant services segment operating income increased to $140.1 million for the six months ended November 30, 2013 from $134.3 million for the six months ended November 30, 2012, with operating margins of 15.6% and 15.8% for the six months ended November 30, 2013 and November 30, 2012. The growth in the North America merchant services segment is primarily due to growth in our United States integrated solutions and direct sales channels and growth in Canada.

International merchant services segment revenue increased $35.0 million, or 10.6%, to $366.3 million for the six months ended November 30, 2013 from $331.3 million for the six months ended November 30, 2012. International merchant services operating income also increased to $124.0 million for the six months ended November 30, 2013 from $111.1 million for the six months ended November 30, 2012, with operating margins of 33.9% and 33.5% for the six months ended November 30, 2013 and November 30, 2012, respectively. The growth in the International merchant services segment is due to growth across our European markets and in the Asia-Pacific region.

Results of Operations

The following table shows key selected financial data for the three months ended November 30, 2013 and November 30, 2012, this data as a percentage of total revenues, and the changes between three months ended November 30, 2013 and November 30, 2012, in dollars and as a percentage of the prior year's comparable period.

	Three Months Ended November 30, 2013	% of Revenue(1)	Three Months Ended November 30, 2012	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$361,793	57.1%	$339,998	57.8%	$21,795	6.4%
Canada	85,240	13.4%	80,770	13.7%	4,470	5.5%
North America merchant services	447,033	70.5%	420,768	71.5%	26,265	6.2%

Europe	146,866	23.2%	131,161	22.3%	15,705	12.0%
Asia-Pacific	40,223	6.3%	36,609	6.2%	3,614	9.9%
International merchant services	187,089	29.5%	167,770	28.5%	19,319	11.5%

Total revenues	$634,122	100%	$588,538	100%	$45,584	7.7%

Consolidated operating expenses:
Cost of service	$235,170	37.1%	$210,268	35.7%	$24,902	11.8%
Sales, general and administrative	294,045	46.4%	276,177	46.9%	17,868	6.5%
Processing system intrusion	(7,000)	(1.1)%	(14,489)	(2.5)%	7,489	(51.7)%
Operating income	$111,907	17.6%	$116,582	19.8%	$(4,675)	(4.0)%

Operating income (loss) for segments:
North America merchant services	$70,437		$67,114		$3,323	5.0%
International merchant services	62,467		53,987		8,480	15.7%
Corporate(2)	(20,997)		(4,519)		(16,478)	364.6%
Operating income	$111,907		$116,582		$(4,675)	(4.0)%

Operating margin for segments:
North America merchant services	15.8%		16.0%		(0.2)%
International merchant services	33.4%		32.2%		1.2%

(1) Percentage amounts may not sum to the total due to rounding.
(2) Includes processing system intrusion credits of $7.0 million and $14.5 million in the three months ended November 30, 2013 and November 30, 2012, respectively.

The following table shows key selected financial data for the six months ended November 30, 2013 and November 30, 2012, this data as a percentage of total revenues, and the change between six months ended November 30, 2013 and November 30, 2012, in dollars and as a percentage of the prior year's comparable period. Accelerated Payment Technologies ("APT") results of operations are included in our consolidated results of operations and results of operations of our North America merchant services segment from October 1, 2012, the date we acquired APT. Accordingly, results of operations for the six months ended November 30, 2012 reflect the results of APT's operations for two months, while results of operations for the six months ended November 30, 2013 reflect the results of APT's operations for six months.

	Six Months Ended November 30, 2013	% of Revenue(1)	Six Months Ended November 30, 2012	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$725,626	57.4%	$685,896	58.2%	$39,730	5.8%
Canada	171,912	13.6%	161,667	13.7%	10,245	6.3%
North America merchant services	897,538	71.0%	847,563	71.9%	49,975	5.9%

Europe	290,054	23.0%	259,626	22.0%	30,428	11.7%
Asia-Pacific	76,215	6.0%	71,636	6.1%	4,579	6.4%
International merchant services	366,269	29.0%	331,262	28.1%	35,007	10.6%

Total revenues	$1,263,807	100%	$1,178,825	100%	$84,982	7.2%

Consolidated operating expenses:
Cost of service	$465,915	36.9%	$414,659	35.2%	$51,256	12.4%
Sales, general and administrative	585,601	46.3%	557,596	47.3%	28,005	5.0%
Processing system intrusion	(7,000)	(0.6)%	9,500	0.8%	(16,500)	(173.7)%
Operating income	$219,291	17.4%	$197,070	16.7%	$22,221	11.3%

Operating income (loss) for segments:
North America merchant services	$140,136		$134,331		$5,805	4.3%
International merchant services	124,008		111,127		12,881	11.6%
Corporate(2)	(44,853)		(48,388)		3,535	(7.3)%
Operating income	$219,291		$197,070		$22,221	11.3%

Operating margin for segments:
North America merchant services	15.6%		15.8%		(0.2)%
International merchant services	33.9%		33.5%		0.4%

(1) Percentage amounts may not sum to the total due to rounding.
(2) Includes a processing system intrusion credit of $7.0 million and a charge of $9.5 million in the six months ended November 30, 2013 and November 30, 2012, respectively.

Processing System Intrusion

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. Our investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. As a result of this incident, certain card networks removed us from their list of Payment Card Industry Data Security Standards ("PCI DSS") compliant service providers. We have since received reports on compliance covering our systems that process, store, transmit or otherwise utilize card data and we have been returned to the network list of PCI DSS compliant service providers. During the three months ended November 30, 2013, we recorded a credit of $7.0 million associated with this incident related to insurance recoveries that we deemed probable of collecting at the balance sheet date. This brings total insurance recoveries recognized to date to $27.0 million, and we do not expect any additional recoveries. During the three months ended November 30, 2012, we recorded a credit of $14.5 million associated with this incident. This credit reflects a $31.5 million reduction of our accrual for estimated fraud losses, fines and other charges based on agreements with certain networks resulting in charges that were less than our initial estimates. During the six months ended November 30, 2012, we recorded $9.5 million of expense associated with this incident. To date, we have not experienced a material loss of revenue that we can confirm has been related to this incident. However, this incident and our related remediation efforts could potentially have a negative impact on future revenues.

As previously reported, this incident did lead to legal proceedings against us, and could result in lawsuits in the future. In addition, governmental entities have made inquiries and the Federal Trade Commission has initiated an investigation related to the incident. We have not recorded any loss accruals related to these items or any other claims that may be asserted against us in relation to this incident as we have not determined that losses associated with any such potential claims are probable. Further, we do not have sufficient information to estimate the amount or range of possible losses associated with such matters. If we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will accrue our estimate of such loss. If and when we record such an accrual, it could be material and could adversely impact our results of operations.

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

For the three months ended November 30, 2013 revenues increased 7.7% to $634.1 million compared to the prior year's comparable period. For the six months ended November 30, 2013 revenues increased 7.2% to $1,263.8 million compared to the prior year's comparable period. This revenue growth was primarily due to growth in most of our markets in North America, Europe, and the Asia-Pacific region.

North America Merchant Services Segment

For the three months ended November 30, 2013, revenue from our North America merchant services segment increased 6.2% to $447.0 million compared to the prior year's comparable period. For the six months ended November 30, 2013, revenue from our North America merchant services segment increased 5.9% to $897.5 million compared to the prior year's comparable period. North America revenue growth was driven by our United States integrated solutions, direct sales and ISO channels and growth in Canada.

We grow our United States revenue primarily by adding small and mid-market merchants in diversified vertical markets. For the three months ended November 30, 2013, our United States credit and debit card processed transactions grew 8.4% compared to the prior year's comparable period. For the six months ended November 30, 2013, our United States credit and debit card processed transactions grew 8.5% compared to the prior year's comparable period.

For the three months ended November 30, 2013, our Canadian revenue increased 5.5% to $85.2 million due to credit transaction growth and assessment-based pricing changes. For the six months ended November 30, 2013, our Canadian revenue increased 6.3% to $171.9 million due to credit transaction growth and assessment-based pricing changes. For the six months ended November 30, 2013, our total transactions grew 2.9% compared to the prior year, including 5.2% growth in credit transactions. These increases were somewhat offset by the impact of changes in exchange rates.

International Merchant Services Segment

For the three months ended November 30, 2013, International merchant services revenue increased 11.5% to $187.1 million compared to the prior year's comparable period. For the six months ended November 30, 2013, International merchant services revenue increased 10.6% to $366.3 million compared to the prior year's comparable period. Our Europe merchant services revenue for the three months ended November 30, 2013 increased 12.0% to $146.9 million compared to the prior year's comparable period, driven primarily by transaction growth in all markets. Our Europe merchant services revenue for the six months ended November 30, 2013 increased 11.7% to $290.1 million compared to the prior year's comparable period, driven primarily by transaction growth in all markets. Asia-Pacific merchant services revenue of $40.2 million for the three months ended November 30, 2013 represents an increase of 9.9% compared to the prior year's comparable period. Asia-Pacific merchant services revenue of $76.2 million for the six months ended November 30, 2013 represents an increase of 6.4% compared to the prior year's comparable period.

Consolidated Operating Expenses

Cost of service consists primarily of compensation or personnel expenses paid to operations and technology-related personnel; assessments and other fees paid to card networks; transaction processing expenses, including third-party services; network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses. Cost of service increased 11.8% and 12.4% during the three and six months ended November 30, 2013, respectively, compared to the prior year's comparable period primarily driven by an increase in the variable costs associated with revenue growth and an increase in intangible amortization expense related to APT. As a percentage of revenue, cost of service increased to 37.1% for the three months ended November 30, 2013 from 35.7% in the prior year's comparable period. As a percentage of revenue, cost of service increased to 36.9% for the six months ended November 30, 2013 from 35.2% in the prior year's comparable period.

Sales, general and administrative expenses consist primarily of compensation or personnel expenses paid to sales personnel; non-revenue producing customer support functions, administrative employees and management; commissions paid to ISOs, independent contractors, and other third parties; advertising costs; share-based compensation expense and occupancy of leased space directly related to these functions. Sales, general and administrative expenses increased 6.5% for the three months ended November 30, 2013 compared to the prior year's comparable period. Sales, general and administrative expenses increased 5.0% for the six months ended November 30, 2013 compared to the prior year's comparable period. This increase is primarily due to an increase in commission payments to ISOs and costs associated with employee termination benefits. This increase was partially offset by the elimination of ISO commission payments previously made to APT as a result of our acquisition of APT on October 1, 2012. As a percentage of revenues, sales, general and administrative expenses decreased to 46.4% for the three months ended November 30, 2013 from 46.9% in the prior year's comparable period. As a percentage of revenues, sales, general and administrative expenses decreased to 46.3% for the six months ended November 30, 2013 from 47.3% in the prior year's comparable period.

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

North America Merchant Services Segment

Operating income in North America merchant services segment increased 5.0% for the three months ended November 30, 2013 compared to the prior year's comparable period. Operating income in North America merchant services segment increased 4.3% for the six months ended November 30, 2013 compared to the prior year's comparable period. The increase in operating income was primarily due to the increase in transactions and volume in our United States integrated solutions and direct sales channels and growth in Canada. This increase was slightly offset by foreign currency translation in Canada. The operating margin was 15.8% and 16.0% for the three months ended November 30, 2013 and November 30, 2012, respectively. The operating margin was 15.6% and 15.8% for the six months ended November 30, 2013 and November 30, 2012, respectively.

International Merchant Services Segment

Operating income in International merchant services segment increased 15.7% to $62.5 million for the three months ended November 30, 2013 compared to the prior year's comparable period. Operating income in International merchant services segment increased 11.6% to $124.0 million for the six months ended November 30, 2013 compared to the prior year's comparable period. The operating margin was 33.4% and 32.2% for the three months ended November 30, 2013 and November 30, 2012, respectively. The operating margin was 33.9% and 33.5% for the six months ended November 30, 2013 and November 30, 2012, respectively.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, global data security expenses, expenses related to our Global Service Center in Manila, Philippines that have not been allocated to our business segments, insurance, employee incentive programs, share-based compensation programs, and certain corporate staff, including finance, accounting, information technology, legal, human resources, marketing and executive. We also consider costs and cost recoveries associated with the processing system intrusion to be a corporate expense. Our corporate expenses increased 364.6% to $21.0 million for the three months ended November 30, 2013 compared to the prior year's comparable period as smaller credits related to the processing system intrusion were offset by higher data security costs and employee termination benefits. Our corporate expenses decreased 7.3% to $44.9 million for the six months ended November 30, 2013 compared to the prior year's comparable period due to lower processing system intrusion costs, which offset higher data security costs and employee termination benefits.

Consolidated Operating Income

For the three months ended November 30, 2013, our consolidated operating income decreased 4.0% to $111.9 million from $116.6 million in the prior year's comparable period. This decrease is primarily due to the adjustment of the processing system intrusion accrual during the three months ended November 30, 2012. For the six months ended November 30, 2013, our consolidated operating income increased 11.3% to $219.3 million from $197.1 million in the prior year's comparable period. The increase in our consolidated operating income is primarily due to solid financial results in North America and Europe and lower costs associated with the processing system intrusion in the six months ended November 30, 2013 compared to the six months ended November 30, 2012.

Consolidated Other Income/Expense, Net

Other expense, net, decreased to $2.7 million for the three months ended November 30, 2013 compared to $12.4 million in the prior year's comparable period. Other expense, net, decreased to $7.3 million for the six months ended November 30, 2013 compared to $14.0 million in the prior year's comparable period. During the three months ended November 30, 2013, we recorded a $2.1 million gain related to the sale of 50% of our Brazil business. Please see Note 4 - Business and Intangible Asset Acquisition and Joint Ventures for further discussion. In addition during fiscal 2012, a dividend payment was made to HSBC in the amount of $8.4 million, related to a redeemable noncontrolling interest that HSBC held in Global Payments Asia-Pacific.

Provision for Income Taxes

Our effective tax rates were 26.9% and 27.6% for the three months ended November 30, 2013 and November 30, 2012, respectively. Our effective tax rates were 28.5% and 29.2% for the six months ended November 30, 2013 and November 30, 2012, respectively. The effective tax rates for six months ended November 30, 2013 and November 30, 2012 reflect adjustments to our United Kingdom. deferred tax asset due to legislated enacted corporate tax rate reductions in the United Kingdom of 3% and 2%, respectively. Our effective tax rates differ from United States. statutory rates due to domestic and international tax planning initiatives and income generated in lower tax jurisdictions due to international expansion.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax increased to $6.0 million from $5.2 million for the three months ended November 30, 2013 and November 30, 2012, respectively. Noncontrolling interests, net of tax increased to $13.0 million from $12.7 million for the six months ended November 30, 2013 and November 30, 2012, respectively.

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

At November 30, 2013, we had cash and cash equivalents totaling $1,096.8 million. Of this amount, we consider $280.3 million to be available cash. Our available cash balance includes $214.4 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for United States tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-United States acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

Available cash excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors' funding obligation to the merchant. Settlement related cash balances are not restricted; however these funds are generally paid out in satisfaction of settlement processing obligations the following day. Settlement related cash balances and the associated settlement processing obligations were unusually high at November 30, 2013 because the quarter ended on a weekend, and merchants were funded the next business day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). At November 30, 2013, our cash and cash equivalents included $296.4 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. See Cash and cash equivalents and Settlement processing assets and obligations under Note 1 and Note 3 in the notes to the consolidated financial statements for additional details.

Operating activities provided net cash of $411.7 million for the six months ended November 30, 2013. Operating activities provided net cash of $124.8 million during the six months ended November 30, 2012. The increase in cash flow from operating activities was primarily due to the change in net settlement processing assets and obligations of $204.3 million driven by the timing of quarter end cut-off.

Net cash used in investing activities decreased from $462.6 million for the six months ended November 30, 2012 to $39.1 million for the six months ended November 30, 2013, primarily due to the reduction in business, intangible and other asset acquisitions, net of cash acquired due to use of $408.8 million for the acquisition of APT during the six months ended November 30, 2012.

For the six months ended November 30, 2013, financing activities provided $47.5 million in cash compared to $537.3 million in cash in the prior year's comparable period. The decrease in cash provided by financing activities was primarily related to lower net proceeds from issuance of long-term debt and increased share repurchases somewhat offset by increased borrowings on short-term lines of credit to fund settlement.

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

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2013 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	November 30, 2013	May 31, 2013
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$360,000	$309,955
Short-term lines of credit:
United Kingdom Credit Facility	82,104	74,146
Global Payments Canada Finance Corp Credit Facility	76,875	—
Hong Kong Credit Facility	74,680	38,134
Spain Credit Facility	168,888	28,041
Malaysia Credit Facility	10,337	14,025
Taiwan Credit Facility	5,844	8,359
Canada Credit Facility	—	6,866
Singapore Credit Facility	12,993	6,459
Philippines Credit Facility	7,660	6,384
Sri Lanka Credit Facility	2,169	1,978
Macau Credit Facility	2,201	1,966
Maldives Credit Facility	1,999	741
Brunei Credit Facility	688	362
Malta Credit Facility	70	—
Total short-term lines of credit	$446,508	$187,461
Total lines of credit	806,508	497,416
Notes payable	4,896	6,014
Term loan	630,000	647,500
Total debt	$1,441,404	$1,150,930

Current portion	$518,859	$259,796
Long-term debt	922,545	891,134
Total debt	$1,441,404	$1,150,930

Lines of Credit

The Corporate Credit Facility is available for general corporate purposes and to fund future strategic acquisitions. As of November 30, 2013, the interest rate on the Corporate Credit Facility was 2.4% and the facility expires on December 7, 2015. Our short-term lines of credit are primarily used to fund settlement. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining compliance with the credit limit. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. The total available incremental borrowings at November 30, 2013 was $390.0 million under our Corporate Credit Facility. As of November 30, 2013, we had $1,031.9 million available to fund settlement under our short-term lines of credit.

During the quarter ended November 30, 2013, the maximum and average borrowings under our lines of credit were $991.0 million and $658.1 million, respectively. The weighted-average interest rates on these borrowings were 1.6% and 2.0%, respectively.

For the three months ended November 30, 2013, we entered into the following additional lines of credit:

Global Payments Canada Finance Corporation - On September 30, 2013, we entered into a revolving overdraft facility for up to $80.0 million CAD to fund interchange and merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility has a variable short-term interest rate.

Malta - On October 9, 2013, we entered into an amendment of our revolving overdraft facility for up to 2.5 million EUR to fund interchange and merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility has a variable short-term interest rate plus a margin.

US Wells Fargo Credit Facility - On September 26, 2013, we entered into a revolving overdraft facility for up to $50.0 million to fund interchange and merchants prior to receipt of corresponding settlement funds from the card associations. Interest expense is incurred based on a variable short-term interest rate plus a margin. As of November 30, 2013, the facility was undrawn.

Term Loan

On September 28, 2012, we entered into a five-year unsecured $700.0 million term loan agreement with a syndicate of banks. The term loan expires in September 2017 and bears interest, at our election, at the prime rate or LIBOR, plus a leverage-based margin. As of November 30, 2013, the annual interest rate on the term loan was 2.4%. The term loan has scheduled principal payments of $17.5 million at the end of each fiscal quarter through maturity. As of November 30, 2013, the outstanding balance of the term loan was $630.0 million. The November 2013 scheduled principal payment was due on a weekend. As a result the principal payment was made on the following business day, December 2, 2013.

Notes Payable

United Card Services, our subsidiary in the Russian Federation, has notes payable with a total outstanding balance of approximately $4.9 million at November 30, 2013. These notes have fixed annual interest rates of 8.5% with maturity dates ranging from December 2013 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loans. Our term loan agreements include financial covenants requiring a leverage ratio no greater than 3.25 to 1.00 and a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with these covenants as of and for the three and six months ended November 30, 2013 and November 30, 2012.

Critical Accounting Estimates

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues, and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis; however, in many instances we reasonably could have used different accounting estimates, and in other instances, changes in our accounting estimates are reasonably likely to occur from period to period, which could result in a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates.”

Accounting estimates necessarily require subjective determinations about future events and conditions. During the six months ended November 30, 2013, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2013. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2013 and our summary of significant accounting policies in Note 1 of our notes to the unaudited consolidated financial statements in this Form 10-Q.

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

NYSE Euronext
20 Broad Street
New York, NY 10005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates on our debt and cash investments. Our long-term debt has the option of variable interest rates based on the prime rate or LIBOR plus a margin based on our leverage position. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Interest rates on our lines of credit are based on market rates and fluctuate accordingly. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and believe the market risk arising from investment instruments and debt to be minimal.

A substantial amount of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure.

Item 4. Controls and Procedures

As of November 30, 2013, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the second quarter of fiscal 2014, the approximate average price paid, including commissions, and the approximate dollar value remaining available for purchase are as follows:

Plan category	Total Number of Shares (or Units) Purchased	Approximate Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1, 2013 - September 30, 2013	100,737	$49.50	100,737
October 1, 2013 - October 31, 2013	1,472,841	54.83	1,472,841
November 1, 2013 - November 30, 2013	—	—	—
Total	1,573,578	$54.48	1,573,578	$124,519,845

Note: On October 7, 2013, we entered into an ASR program with Goldman, Sachs & Co. to repurchase an aggregate of $100.0 million of our common stock. The ASR is part of the Board authorized program to repurchase up to $250.0 million of our common stock. Under the program, we received approximately 1.5 million shares at the inception of the ASR. The total number of shares ultimately repurchased under the agreement will be determined upon final settlement and will be based on the volume-weighted average price of our common stock during the repurchase program. We anticipate that all repurchases under the ASR will be completed during our third fiscal quarter. When we complete the ASR, we will have $124.5 million remaining under share repurchase programs.

Item 6. Exhibits

List of Exhibits

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

10.1*	Employment Agreement, dated as of December 1, 2013, between Global Payments Inc. and Jane M. Elliott.
10.2*	Employment Agreement, dated as of December 1, 2013, between Global Payments Inc. and G. Thomas Balas, Jr.
10.3*	Employment Agreement, dated as of December 1, 2013, between Global Payments Inc. and Guido F. Sacchi.
10.4*	Employment Agreement, dated as of December 1, 2013, between Global Payments Inc. and David L. Green.
10.5
Second Amendment to Employment Agreement for Paul R. Garcia, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 1, 2013, File No. 001-16111 and incorporated herein by reference.

10.6
Amendment to Key Position Agreement for Paul R. Garcia, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October 1, 2013, File No. 001-16111 and incorporated herein by reference.

10.7
Amendment to Employment Agreement for Jeffrey Sloan, filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated October 1, 2013, File No. 001-16111 and incorporated herein by reference.

10.8
Global Payments Inc. 2014 Non-Employee Director Compensation Plan(sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011) dated November 20, 2013, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 20, 2013, File No. 001-16111 and incorporated herein by reference.

10.9	Transition and Separation Agreement for Suellyn P. Tornay, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 12, 2013, and incorporated herein by reference.
18
Preferability Letter from Independent Registered Public Accounting Firm dated October 11, 2011, filed as Exhibit 18 to the Registrant's Quarterly Report on Form 10-Q dated August 31, 2011, File No. 001-16111 and incorporated herein by reference.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1*	CEO and CFO Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Quarterly Report on Form 10-Q for the second quarter ended November 30, 2013, formatted in XBRL (“Extensible Business Reporting Language”) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to the Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: January 8, 2014	/s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: January 8, 2014	/s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer