Form 10-Q
period 2014-02-28
GLOBAL PAYMENTS INC
filed 2014-04-03
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of March 31, 2014 was 71,815,669.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended February 28, 2014

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	February 28, 2014	February 28, 2013

Revenues	$616,452	$578,746
Operating expenses:
Cost of service	232,937	217,465
Sales, general and administrative	286,224	271,696
Processing system intrusion	—	(1,189)
	519,161	487,972
Operating income	97,291	90,774
Other income (expense):
Interest and other income	2,944	2,536
Interest and other expense	(16,457)	(7,063)
	(13,513)	(4,527)
Income before income taxes	83,778	86,247
Provision for income taxes	(23,657)	(23,433)
Net income	60,121	62,814
Less: Net income attributable to noncontrolling interests, net of income tax	(5,000)	(4,352)
Net income attributable to Global Payments	$55,121	$58,462

Earnings per share attributable to Global Payments:
Basic	$0.77	$0.75
Diluted	$0.76	$0.75
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	February 28, 2014	February 28, 2013

Revenues	$1,880,259	$1,757,571
Operating expenses:
Cost of service	698,852	632,124
Sales, general and administrative	871,825	829,292
Processing system intrusion	(7,000)	8,311
	1,563,677	1,469,727
Operating income	316,582	287,844
Other income (expense):
Interest and other income	11,570	6,706
Interest and other expense	(32,361)	(25,217)
	(20,791)	(18,511)
Income before income taxes	295,791	269,333
Provision for income taxes	(84,105)	(76,986)
Net income	211,686	192,347
Less: Net income attributable to noncontrolling interests, net of income tax	(18,025)	(17,027)
Net income attributable to Global Payments	$193,661	$175,320

Earnings per share attributable to Global Payments:
Basic	$2.67	$2.24
Diluted	$2.65	$2.23
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	February 28, 2014	February 28, 2013

Net income	$60,121	$62,814
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,604)	(28,288)
Income tax benefit related to foreign currency translation adjustments	4,805	3,960
Other comprehensive loss, net of tax	(5,799)	(24,328)

Comprehensive income	54,322	38,486
Less: comprehensive income attributable to noncontrolling interests	(7,181)	(5,230)
Comprehensive income attributable to Global Payments	$47,141	$33,256

	Nine Months Ended
	February 28, 2014	February 28, 2013

Net income	$211,686	$192,347
Other comprehensive income:
Foreign currency translation adjustments	11,057	30,842
Income tax benefit related to foreign currency translation adjustments	7,058	814
Other comprehensive income, net of tax	18,115	31,656

Comprehensive income	229,801	224,003
Less: comprehensive income attributable to noncontrolling interests	(26,823)	(25,457)
Comprehensive income attributable to Global Payments	$202,978	$198,546
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 28, 2014	May 31, 2013
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,013,560	$680,470
Accounts receivable, net of allowances for doubtful accounts of $411 and $509, respectively	174,993	189,435
Claims receivable, net	743	1,156
Settlement processing assets	283,414	259,204
Inventory	7,315	11,057
Deferred income taxes	6,282	6,485
Prepaid expenses and other current assets	46,948	66,685
Total current assets	1,533,255	1,214,492
Goodwill	1,064,868	1,044,222
Other intangible assets, net	364,513	400,848
Property and equipment, net	364,725	348,064
Deferred income taxes	103,182	95,178
Other	25,172	22,252
Total assets	$3,455,715	$3,125,056
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$262,055	$187,461
Current portion of long-term debt	2,351	72,335
Accounts payable and accrued liabilities	243,212	262,890
Settlement processing obligations	171,563	162,558
Income taxes payable	8,821	18,870
Total current liabilities	688,002	704,114
Long-term debt	1,252,056	891,134
Deferred income taxes	165,697	170,723
Other long-term liabilities	86,251	72,478
Total liabilities	2,192,006	1,838,449
Commitments and contingencies (See Note 13)
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 71,660,707 issued and outstanding at February 28, 2014 and 75,426,099 issued and outstanding at May 31, 2013	—	—
Paid-in capital	195,308	202,396
Retained earnings	940,545	958,751
Accumulated other comprehensive loss	(5,745)	(15,062)
Total Global Payments shareholders’ equity	1,130,108	1,146,085
Noncontrolling interests	133,601	140,522
Total equity	1,263,709	1,286,607
Total liabilities and equity	$3,455,715	$3,125,056
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	February 28, 2014	February 28, 2013
Cash flows from operating activities:
Net income	$211,686	$192,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	43,645	40,856
Amortization of acquired intangibles	43,553	42,091
Share-based compensation expense	17,269	14,063
Provision for operating losses and bad debts	14,203	16,681
Deferred income taxes	3,103	27,282
Other, net	(1,006)	(3,692)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	14,442	17,706
Claims receivable	(9,145)	(9,235)
Settlement processing assets and obligations, net	(19,669)	(12,028)
Inventory	3,811	(1,535)
Prepaid expenses and other assets	18,980	(34,898)
Accounts payable and other accrued liabilities	(16,422)	(78,375)
Income taxes payable	(10,049)	(6,496)
Net cash provided by operating activities	314,401	204,767
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(2,519)	(433,427)
Capital expenditures	(61,270)	(75,016)
Net decrease in financing receivables	1,997	2,158
Net proceeds from sales of investments and business	3,521	—
Net cash used in investing activities	(58,271)	(506,285)
Cash flows from financing activities:
Net borrowings (payments) on short-term lines of credit	74,594	(48,239)
Proceeds from issuance of long-term debt	2,390,000	1,085,327
Principal payments under long-term debt	(2,099,869)	(439,789)
Acquisition of redeemable noncontrolling interest	—	(242,000)
Payment of debt issuance costs	(5,961)	(3,987)
Repurchase of common stock	(258,562)	(137,653)
Proceeds from stock issued under share-based compensation plans	29,740	9,257
Common stock repurchased - share-based compensation plans	(5,682)	(10,215)
Tax benefit from share-based compensation plans	4,782	1,791
Distributions to noncontrolling interests	(33,744)	(13,656)
Dividends paid	(4,330)	(4,688)
Net cash provided by financing activities	90,968	196,148
Effect of exchange rate changes on cash	(14,008)	7,055
Increase (decrease) in cash and cash equivalents	333,090	(98,315)
Cash and cash equivalents, beginning of the period	680,470	781,275
Cash and cash equivalents, end of the period	$1,013,560	$682,960
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2013	75,426	$202,396	$958,751	$(15,062)	$1,146,085	$140,522	$1,286,607
Net income			193,661		193,661	18,025	211,686
Foreign currency translation adjustment, net of tax of $7,058				9,317	9,317	8,798	18,115
Stock issued under employee stock plans	1,557	29,740			29,740		29,740
Common stock repurchased - share-based compensation plans	(361)	(5,682)			(5,682)		(5,682)
Tax benefit from employee share-based compensation, net		4,657			4,657		4,657
Share-based compensation expense		17,269			17,269		17,269
Distributions to noncontrolling interests						(33,744)	(33,744)
Repurchase of common stock	(4,961)	(53,072)	(207,537)		(260,609)		(260,609)
Dividends paid ($0.06 per share)			(4,330)		(4,330)		(4,330)
Balance at February 28, 2014	71,661	$195,308	$940,545	$(5,745)	$1,130,108	$133,601	$1,263,709

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2012	78,551	$358,728	$843,456	$(30,000)	$1,172,184	$128,737	$1,300,921
Net income			175,320		175,320	15,213	190,533
Foreign currency translation adjustment, net of tax of $814				23,226	23,226	7,857	31,083
Stock issued under employee stock plans	856	9,257			9,257		9,257
Common stock repurchased - share-based compensation plans	(335)	(10,215)			(10,215)		(10,215)
Tax benefit from employee share-based compensation, net		784			784		784
Share-based compensation expense		14,063			14,063		14,063
Distributions to noncontrolling interests					—	(13,656)	(13,656)
Redeemable noncontrolling interest valuation adjustment			817		817		817
Repurchase of common stock	(2,323)	(68,943)	(68,710)		(137,653)		(137,653)
Commitment to purchase redeemable noncontrolling interest		(96,008)			(96,008)		(96,008)
Dividends paid ($0.06 per share)			(4,688)		(4,688)		(4,688)
Balance at February 28, 2013	76,749	$207,666	$946,195	$(6,774)	$1,147,087	$138,151	$1,285,238

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

We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in the payments business since 1967. Global Payments Inc. and its consolidated subsidiaries are referred to collectively as "Global Payments," "we," "our" or "us," unless the context requires otherwise.

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

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made.  These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities.  We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

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

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include reserve funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of February 28, 2014 and May 31, 2013, our cash and cash equivalents included $177.7 million and $280.7 million, respectively, related to Merchant Reserves.

Certain of our member sponsors hold Merchant Reserves on our behalf. In these instances, neither the merchant reserve cash nor the corresponding liability appears on our consolidated balance sheet; however, we have access to the collateral in the event that we incur a merchant loss. During the three months ended February 28, 2014, we sent a significant amount of merchant reserve cash to one of our member sponsors to whom we transferred a substantial portion of our processing volume.

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

Inventory— Inventory, which includes electronic point of sale terminals, automated teller machines ("ATMs"), and related peripheral equipment, is stated at the lower of cost or fair value. Cost is determined by using the average cost method.

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

Our credit card processing merchant customers are liable for any charges or losses that occur under the merchant agreement. In the event, however, that we are not able to collect such amount from the merchants, due to merchant fraud, insolvency, bankruptcy or any other merchant-related reason, we may be liable for any such losses. We require Merchant Reserves, guarantees, letters of credit, and other types of collateral by certain merchants to minimize any such contingent liability. We also utilize a number of systems and procedures to manage merchant risk. We have, however, historically experienced losses due to merchant defaults.

We account for our potential liability for the full amount of the operating losses discussed above as guarantees. We estimate the fair value of these guarantees by adding a fair value margin to our estimate of losses. This estimate of losses is comprised of estimated known losses and estimated incurred but not reported losses. Estimated known losses arise from specific instances of, for example, merchant bankruptcies, closures or fraud of which we are aware at the balance sheet date, but for which the ultimate amount of associated loss will not be determined until after the balance sheet date. Estimated known loss accruals are recorded when it is probable that we have incurred a loss and the loss is reasonably estimable. Estimated known losses are calculated at the merchant level based on chargebacks received to date, processed volume and historical chargeback ratios. The estimate is reduced for any collateral that we hold. Accruals for estimated known losses are evaluated periodically and adjusted as appropriate based on actual loss experience. Incurred but not reported losses result from transactions that we process before the balance sheet date for which we have not yet received chargeback notification. We estimate incurred but not reported losses by applying historical loss ratios to our direct merchant credit card and signature debit card sales volumes processed, or processed volume. Historically, this estimation process has been materially accurate.

As of February 28, 2014 and May 31, 2013, $2.1 million and $2.3 million, respectively, was recorded to reflect the fair value of guarantees associated with merchant card processing. These amounts are included in settlement processing obligations in the accompanying consolidated balance sheets. The expense associated with the fair value of the guarantees of customer chargebacks is included in cost of service in the accompanying consolidated statements of income. For the three months ended February 28, 2014 and February 28, 2013, we recorded such expenses in the amounts of $1.5 million and $2.0 million, respectively. For the nine months ended February 28, 2014 and February 28, 2013, we recorded such expenses in the amounts of $4.6 million and $7.3 million, respectively.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the payor’s bank in accordance with the merchant’s agreement with us. The fair value of the check guarantee approximates cost and is equal to the fee charged for the guarantee service, and we defer this fee revenue until the guarantee is satisfied. We have the right to collect the full amount of the check from the payor but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is comprised of estimated losses on returned checks and estimated incurred but not reported losses.  We estimate the loss on returned checks by applying historical collection rates to our claims receivable balance.  We estimate incurred but not reported losses by applying historical loss ratios to the face value of our guaranteed checks.  As of February 28, 2014 and May 31, 2013, we had a check guarantee loss reserve of $3.2 million and $3.1 million, respectively, which is included in net claims receivable in the accompanying consolidated balance sheets. For the three months ended February 28, 2014 and February 28, 2013, we recorded expenses of $2.5 million and $2.7 million, respectively, which are included in cost of service in the accompanying consolidated statements of income. For the nine months ended February 28, 2014 and February 28, 2013, we recorded expenses of $9.6 million and $9.4 million, respectively. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

As the potential for merchants’ failure to settle individual reversed charges from consumers in our merchant credit card processing offering and the timing of individual checks clearing the payors’ banks in our check guarantee offering are not predictable, it is not practicable to calculate the maximum amounts for which we could be liable under the guarantees issued under the merchant card processing and check guarantee service offerings. It is also not practicable to estimate the extent to which merchant collateral or subsequent collections of dishonored checks, respectively, would offset these exposures due to these same uncertainties.

Property and equipment— Property and equipment are stated at amortized cost. Depreciation and amortization are calculated using the straight-line method, except for certain technology assets discussed below. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the useful life of the asset. Maintenance and repairs are charged to operations as incurred.

We develop software that is used in providing processing services to customers. Capitalization of internally developed software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, and it is probable the project will be completed and used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred prior to the completion of the preliminary project stage are expensed as incurred.

As of February 28, 2014, we had placed into service $92.2 million of hardware and software associated with our technology processing platform, referred to as "G2." G2 serves as a front-end operating environment for merchant processing and is intended to replace a number of legacy platforms. Depreciation and amortization associated with these costs is calculated based on transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform's use than the straight-line method. We are currently processing transactions on our G2 platform in nine markets in our Asia-Pacific region and for a limited number of United States merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to our G2 platform for the three and nine months ended February 28, 2014 was not significant. Depreciation and amortization expense will increase as we complete migrations of other merchants to the G2 platform.

Goodwill and other intangible assets— Goodwill is tested for impairment at the reporting unit level. We test goodwill for impairment at least annually as of January 1st and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net carrying value. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made from year-to-year and can vary by reporting unit.

As of January 1, 2014, we elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for each of our reporting units. Factors we consider in the qualitative assessment include general economic conditions, conditions of the industry and markets in which we operate, competition, regulatory developments, cost factors and our overall financial performance. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, a two-step quantitative test is required. In the first step, the reporting unit's carrying amount, including goodwill, is compared to its fair value. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of the fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of the goodwill. The excess of the carrying amount over the implied value of the goodwill is the impairment loss.

We have six reporting units: North America Merchant Services, U.K. Merchant Services, Asia-Pacific Merchant Services, Central and Eastern Europe Merchant Services, Russia Merchant Services and Spain Merchant Services. Based on our annual assessment as of January 1, 2014, we determined on the basis of qualitative factors, that the fair value of the reporting units were not more likely than not less than their respective carrying values and therefore a two-step quantitative test was not required. We believe that the fair values of our reporting units are substantially in excess of their carrying values.

Our goodwill impairment testing involves the use of estimates and the exercise of judgment on the part of management. Our assessment of the qualitative factors discussed above, preparation of forecasts and the selection of the discount rates involve significant judgments about expected future business performance and general market conditions. Significant changes in our forecasts and the discount rates selected or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at February 28, 2014 and May 31, 2013.

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

Fair value of financial instruments— We consider that the carrying amounts of our financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our long-term debt includes variable interest rates based on the London Interbank Offered Rate ("LIBOR"), the Federal Funds Effective Rate (as defined in the debt agreements) or the prime rate plus a margin based on our leverage position. At February 28, 2014, the carrying amount of our term loans approximates fair value, which is calculated using Level 2 inputs. At February 28, 2014, our subsidiary in the Russian Federation had notes payable with a fixed interest rate of 8.5% and maturity dates ranging from March 2014 through November 2016. At February 28, 2014, we believe the carrying amount of these notes approximates fair value, which is calculated using Level 3 inputs. Please see Note 6 – Long-Term Debt and Credit Facilities for further information.

Financing receivables— Our subsidiary in the Russian Federation purchases ATMs and leases those ATMs to our sponsor bank. We have determined these arrangements to be direct financing leases. Accordingly, we have $4.2 million and $6.3 million of financing receivables included in our February 28, 2014 and May 31, 2013 consolidated balance sheets, respectively.

There is an inherent risk that our customer may not pay the contractual balances due. We periodically review the financing receivables for credit losses and past due balances to determine whether an allowance should be recorded. Historically, we have not had any credit losses or past due balances associated with these receivables, and therefore we do not have an allowance recorded. We have had no financing receivables modified as troubled debt restructurings nor have we had any purchases or sales of financing receivables.

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is their local currency.  Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period.  For the three and nine months ended February 28, 2014 and February 28, 2013, our transaction gains and losses were insignificant.

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

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three and nine months ended February 28, 2013 excludes shares of 0.1 million and 0.4 million, respectively, related to stock options. These shares were not considered in computing diluted earnings per share because including them would have had an antidilutive effect. There were no excluded shares for the three or nine months ended February 28, 2014 related to stock options. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three and nine months ended February 28, 2014 and February 28, 2013:

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(in thousands)		(in thousands)

Basic weighted average shares outstanding	71,835	77,756	72,598	78,364
Plus: Dilutive effect of stock options and other share-based awards	599	568	554	383
Diluted weighted average shares outstanding	72,434	78,324	73,152	78,747

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

In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 require an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when: (1) A NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The amendment does not affect the recognition or measurement of uncertain tax positions under ASC 740-5. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect this ASU to have an impact to our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2013-10"). The amendments in ASU 2013-10 permit an entity to designate Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate, as a benchmark interest rate for hedge accounting purposes. In addition, the amendment removes the restriction on using different benchmark interest rates for similar hedges. The amendment is applicable to all entities that elect to apply hedge accounting of the benchmark interest rate under ASC 815. The amendment became effective immediately. This amendment did not have an impact to our consolidated financial statements.

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

NOTE 2—PROCESSING SYSTEM INTRUSION

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. Our investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. As a result of this incident, certain card networks removed us from their list of Payment Card Industry Data Security Standards ("PCI DSS") compliant service providers. We have since received reports on compliance covering our systems that process, store, transmit or otherwise utilize card data and we have been returned to the network list of PCI DSS compliant service providers. During the nine months ended February 28, 2014, we recorded a credit of $7.0 million associated with this incident related to insurance recoveries. This brings total insurance recoveries recognized to date to $27.0 million, and we do not expect any additional recoveries. During the three months ended February 28, 2013, we recorded a net credit of $1.2 million associated with this incident. This net credit reflects $18.0 million of insurance recoveries that we recorded during the three months ended February 28, 2013. During the nine months ended February 28, 2013, we recorded $8.3 million of expense, net of insurance recoveries, associated with this incident. To date, we have not experienced a material loss of revenue that we can confirm has been related to this incident. However, this incident and our related remediation efforts could potentially have a negative impact on future revenues.

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

In accordance with ASC 210-20, Offsetting, we apply offsetting to our settlement processing assets and obligations where legal right of set-off exists. We apply this offsetting by Member because the Member is ultimately responsible for funds settlement. With these Member transactions, we do not have access to the gross proceeds of the receivable from the networks and, thus, do not have a direct obligation or any ability to satisfy the payable that funds the merchant. In these situations, we apply offsetting to determine a net position with each member sponsor. If that net position is an asset, we reflect the net amount in settlement processing assets on our balance sheet and we present the individual components in the settlement processing assets table below. If that net position is a liability, we reflect the net amount in settlement processing obligations on our consolidated balance sheet and we present the individual components in the settlement processing obligations table below. In markets where we have direct membership, offsetting is not applied, and the individual components are presented as an asset or obligation based on the nature of that component.

	February 28, 2014	May 31, 2013
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$184,195	$70,348
Receivable from Members	57,670	117,404
Receivable from networks	114,822	126,136
Exception items	8,757	2,725
Merchant Reserves	(82,030)	(57,409)
	$283,414	$259,204

Settlement processing obligations:
Interchange reimbursement	$43,676	$200,319
Receivable from (liability to) Members	19,229	(27,717)
Liability to merchants	(139,820)	(120,875)
Exception items	4,245	12,308
Merchant Reserves	(95,717)	(223,314)
Reserve for operating losses	(2,104)	(2,318)
Reserves for sales allowances	(1,072)	(961)
	$(171,563)	$(162,558)

NOTE 4—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS AND JOINT VENTURES

Fiscal 2014

Comercia Global Payments Brazil

Effective September 30, 2013, CaixaBank, S.A. ("CaixaBank"), which owns 49% of Comercia Global Payments ("Comercia"), our subsidiary in Spain, purchased 50% of Global Payments Brazil for $2.1 million in cash and a commitment to fund the capital needs of the business until such time as its cumulative funding is equal to funding that we have provided from inception through the effective date of the transaction.  The transaction created a new joint venture which does business as Comercia Global Payments Brazil.  As a result of the transaction, we deconsolidated Global Payments Brazil, and we apply the equity method of accounting to our retained interest in Comercia Global Payments Brazil.  We recorded a gain on the transaction of $2.1 million which is included in interest and other income in the consolidated statement income for the nine months ended February 28, 2014. The results of the Brazil operation from inception until the restructuring into a joint venture on September 30, 2013 were not material to our consolidated results of operations, and the assets and liabilities that we derecognized were not material to our consolidated balance sheet.

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

Prior to the acquisition, we processed transactions for the majority of APT's merchants via an ISO relationship. As a result, our revenue did not materially change with this acquisition and the amount of incremental revenue and earnings of APT since the acquisition date included in the consolidated statement of income for the three and nine months ended February 28, 2014 is not material. With the acquisition, we no longer pay a monthly residual to APT. The following pro forma information shows the results of our operations for the nine months ended February 28, 2013 as if the APT acquisition had occurred June 1, 2012. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Unaudited
	Nine Months Ended
	February 28, 2013	February 28, 2013
	(Actual)	(Pro forma)
	(in thousands, except per share data)
Total revenues	$1,757,571	$1,761,746
Net income attributable to Global Payments	$175,320	$164,124

Net income per share attributable to Global Payments, basic	$2.24	$2.09
Net income per share attributable to Global Payments, diluted	$2.23	$2.08

Redeemable Noncontrolling Interest Acquisition

On July 26, 2012, we entered into an agreement to purchase HSBC Asia's ("HSBC") 44% interest in Global Payments Asia-Pacific Limited ("GPAP") for fair value of $242.0 million. Effective December 1, 2012, we completed the purchase. We used a combination of excess cash and existing borrowings to complete the transaction.

The purchase was treated as an equity transaction and reflected as a financing cash outflow in our statement of cash flows. Accordingly, no additional value was ascribed to the assets of GPAP. The difference between the maximum redemption amount of the redeemable noncontrolling interest at July 26, 2012 and our purchase price was recorded as a reduction of paid-in capital of $96.0 million. In accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), from the agreement date through the close of the transaction, we accounted for our commitment to purchase the remaining 44% of GPAP as a freestanding forward contract. Accordingly as of July 26, 2012, we stopped attributing income to redeemable noncontrolling interest and any subsequent distributions to holders of the redeemable noncontrolling interest were characterized as interest expense. HSBC was entitled to dividends through the closing of the transaction pursuant to the GPAP shareholders' agreement and the purchase agreement. During fiscal 2013, we declared a dividend for fiscal year 2012 of which $8.4 million was paid to HSBC. During the three months ended February 28, 2014, we declared an additional dividend related to GPAP operations for fiscal year 2013 through the closing date of which $3.3 million was paid to HSBC. Such dividends are reflected as interest expense in our consolidated statements of income in the accordance with the provisions of ASC 480.

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

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

As of February 28, 2014 and May 31, 2013, goodwill and intangible assets consisted of the following:

	February 28, 2014	May 31, 2013
	(in thousands)
Goodwill	$1,064,868	$1,044,222
Other intangible assets:
Customer-related intangible assets	$566,680	$559,884
Trademarks	6,004	6,390
Acquired technology	15,000	15,000
Contract-based intangible assets	115,134	110,234
	702,818	691,508
Less accumulated amortization:
Customer-related intangible assets	301,974	262,649
Trademarks	4,023	3,967
Acquired technology	2,652	1,248
Contract-based intangible assets	29,656	22,796
	338,305	290,660
	$364,513	$400,848

The following table discloses the changes in the carrying amount of goodwill for the nine months ended February 28, 2014:

	North America merchant services	International merchant services	Total
	(in thousands)
Balance at May 31, 2013	$519,175	$525,047	$1,044,222
Accumulated impairment losses	—	—	—
	$519,175	$525,047	$1,044,222

Goodwill acquired	—	—	—
Effect of foreign currency translation	(5,891)	26,537	20,646
Balance at February 28, 2014	$513,284	$551,584	$1,064,868

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITIES

Outstanding debt consisted of the following:

	February 28, 2014	May 31, 2013
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$—	$309,955
Short-term lines of credit:
United Kingdom Credit Facility	72,752	74,146
Global Payments Canada Financial Corporation Credit Facility	89,097	—
U.S. Wells Fargo Credit Facility	—	—
Hong Kong Credit Facility	31,078	38,134
Spain Credit Facility	29,756	28,041
Malaysia Credit Facility	9,397	14,025
Taiwan Credit Facility	8,752	8,359
Canada Credit Facility	—	6,866
Singapore Credit Facility	6,206	6,459
Philippines Credit Facility	6,901	6,384
Sri Lanka Credit Facility	3,434	1,978
Macau Credit Facility	2,314	1,966
Maldives Credit Facility	2,155	741
Brunei Credit Facility	188	362
Malta Credit Facility	25	—
Total short-term lines of credit	$262,055	$187,461
Total lines of credit	262,055	497,416
Notes payable	4,407	6,014
Term loan	1,250,000	647,500
Total debt	$1,516,462	$1,150,930

Current portion	$264,406	$259,796
Long-term debt	1,252,056	891,134
Total debt	$1,516,462	$1,150,930

On February 28, 2014, we entered into an amended and restated term loan agreement ("Term Loan") and an amended and restated credit agreement ("Corporate Credit Facility") with a syndicate of financial institutions. The Term Loan and the Corporate Credit Facility amended and restated the term loan agreement dated September 28, 2012 and the credit agreement dated December 7, 2010, respectively.

The Term Loan is a five-year senior unsecured $1,250.0 million Term Loan with a syndicate of financial institutions. We used proceeds from the Term Loan to partially fund our acquisition of Payment Processing, Inc. ("PayPros") on March 4, 2014 and to repay the outstanding balances on our previously existing revolving credit facility and our previously existing term loan. Please see Note 14 - Subsequent Event for further information about our acquisition of PayPros.

The Term Loan expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. The base rate is the highest of (a) the Federal Funds Effective Rate (as defined in the Term Loan agreement) plus 0.50%, (b) the prime rate and (c) LIBOR plus 1.0%. As of February 28, 2014, the interest rate on the Term Loan was 1.62%. Commencing in May 2015 and ending in November 2018, the Term Loan has scheduled quarterly principal payments of 1.25%, increasing up to 2.50%. At maturity, 27.50% of the Term Loan will have been repaid through scheduled amortization and the remaining principal balance will be due. As of February 28, 2014, the outstanding balance of the Term Loan was $1,250.0 million.

The Corporate Credit Facility is a five-year senior unsecured revolving $1,000.0 million Corporate Credit Facility with a syndicate of financial institutions. The Corporate Credit Facility expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. The base rate is the highest of (a) the Federal Funds Effective Rate (as defined in the Corporate Credit Facility agreement ) plus 0.50%, (b) the prime rate and (c) LIBOR plus 1.0%. Borrowing under the Corporate Credit Facility is available in various currencies. As of February 28, 2014, there was no outstanding balance on the Corporate Credit Facility. The Corporate Credit Facility is available for general corporate purposes and to fund future acquisitions and common share repurchases.

Upon closing of the Term Loan and the Corporate Credit Facility, which occurred on February 28, 2014, we repaid the outstanding balance of $612.5 million on our previously existing term loan and the outstanding balance of $290.0 million on our previously existing revolving credit facility together with accrued interest and fees on each. The debt exchange associated with the new Term Loan was accounted for as a debt extinguishment in connection with which we recorded a loss of $4.8 million, primarily representing the fees paid to the lenders under the new Term Loan and the write off of debt issuance costs associated with the previously existing term loan. We have reported this loss on extinguishment in Interest and other expense in our consolidated statements of income for the three and nine months ended February 28, 2014. We incurred fees and expenses associated with these new arrangements of approximately $6.0 million, of which $3.3 million was capitalized as debt issuance costs. Debt issuance costs are included in Other assets in our consolidated balance sheet at February 28, 2014 and will be amortized over the remaining term of these new arrangements.

The agreements contain customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios. Please see "Compliance with Covenants" below. Each of the agreements includes customary events of default, the occurrence of which, following any applicable cure period, would permit lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.

Short-term Lines of Credit

Our short-term lines of credit are primarily used to fund settlement. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining compliance with the credit limit. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. The total available incremental borrowings at February 28, 2014 were $1,000.0 million under our Corporate Credit Facility. As of February 28, 2014, we had $860.8 million of additional borrowing capacity under our short-term lines of credit to fund settlement.

During the nine months ended February 28, 2014, we entered into the following additional short-term lines of credit:

•Global Payments Canada Financial Corporation - On September 30, 2013, we entered into a revolving overdraft facility for up to $80.0 million CAD to fund interchange and merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility has a variable short-term interest rate.

•Malta - On October 9, 2013, we entered into an amendment to our revolving overdraft facility for up to 2.5 million EUR to fund interchange and merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility has a variable short-term interest rate plus a margin.

•U.S. Wells Fargo Credit Facility - On September 26, 2013, we entered into a revolving overdraft facility for up to $50.0 million to fund interchange and merchants prior to receipt of corresponding settlement funds from the card associations. Interest expense is incurred based on a variable short-term interest rate plus a margin.

Notes Payable

United Card Services, our subsidiary in the Russian Federation, had notes payable with a total outstanding balance of approximately $4.4 million at February 28, 2014. These notes had fixed annual interest rates of 8.5% with maturity dates ranging from March 2014 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and Term Loan. Our Term Loan and Corporate Credit Facility agreements include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00 and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with all applicable covenants as of and for the three and nine months ended February 28, 2014 and February 28, 2013.

NOTE 7—INCOME TAX

We had a deferred tax asset of $95.7 million at February 28, 2014 primarily associated with the purchase of the remaining 49% interest in GPUK LLP (f.k.a. HSBC Merchant Services LLP) in fiscal 2010 ("U.K. Deferred Tax Asset").

Our effective tax rates were 28.3% and 27.2% for the three months ended February 28, 2014 and February 28, 2013, respectively. Our effective tax rates were 28.4% and 28.6% for the nine months ended February 28, 2014 and February 28, 2013, respectively. The effective tax rates for the nine months ended February 28, 2014 and February 28, 2013 reflect reductions to our U.K. Deferred Tax Asset due to enacted corporate tax rate reductions in the United Kingdom of 3% and 2%, respectively.

As of February 28, 2014 and May 31, 2013, Other long-term liabilities included liabilities for unrecognized income tax benefits of $65.2 million and $53.8 million, respectively. During the three months ended February 28, 2014, we recognized an increase in liabilities of $3.0 million for unrecognized income tax benefits. During the nine months ended February 28, 2014, we recognized an increase in liabilities of $11.4 million for unrecognized income tax benefits. During the three and nine months ended February 28, 2014 and February 28, 2013, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were insignificant.

We conduct business globally and file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, the United Kingdom and Canada. We are no longer subject to income tax examinations for years ended on or before May 31, 2006. We completed an audit with the United States Internal Revenue Service ("IRS") for fiscal years 2011 and 2010 with no significant adjustments, after which we are no longer subject to U.S. federal income tax examinations by the IRS for fiscal years prior to 2012.

NOTE 8—SHAREHOLDERS’ EQUITY

On July 25, 2013, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock. On October 7, 2013, pursuant to this authorization, we entered into an accelerated share repurchase program ("ASR") with Goldman, Sachs & Co. to repurchase an aggregate of $100.0 million of our common stock. In exchange for an upfront payment of $100.0 million, Goldman, Sachs & Co. committed to deliver a number of shares during the ASR's purchase period, which ended on January 9, 2014. The total number of shares delivered under this ASR was 1.6 million shares at an average price of $60.96 per share. These shares were retired and accounted for as a reduction of shareholders' equity in the consolidated balance sheet.

In addition to shares repurchased under the ASR, we repurchased and retired 0.2 million shares of our common stock at a cost of $10.5 million, or an average of $67.65 per share, including commissions, during the three months ended February 28, 2014. During the nine months ended February 28, 2014, we repurchased and retired approximately 5.0 million shares of our common stock at a cost of $260.6 million, or an average of $52.53 per share, including commissions. As of February 28, 2014, we had $114.0 million of remaining authorized share repurchases.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

As of February 28, 2014, we had awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis over the vesting period.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the "2000 Plan"), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the "2005 Plan"), the Amended and Restated 2000 Non-Employee Director Stock Option Plan (the "Director Plan"), and the Global Payments Inc. 2011 Incentive Plan (the "2011 Plan") (collectively, the "Plans"). There were no further grants made under the 2000 Plan after the 2005 Plan was effective, and the Director Plan expired by its terms on February 1, 2011. As a result, there will be no future grants under the Director Plan.

The 2011 Plan permits grants of equity to employees, officers, directors and consultants. A total of 7.0 million shares of our common stock was reserved and made available for issuance pursuant to awards granted under the 2011 Plan. Effective with the adoption of the 2011 Plan, there will be no future grants under the 2005 Plan.

The following table summarizes the share-based compensation cost charged to income for (i) all stock options granted, (ii) our restricted stock program (including PRSUs and TSRs, each as defined below), and (iii) our employee stock purchase plan. The total income tax benefit recognized for share-based compensation in the accompanying statements of income is also presented.

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(in millions)
Share-based compensation expense	$5.3	$5.0	$17.3	$14.1
Income tax benefit	$2.0	$1.5	$5.2	$4.1

Restricted Stock

Shares and performance units awarded under the restricted stock program of the Plans are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s restricted stock agreement. The grant date fair value of restricted stock awards is based on the quoted market value of our common stock at the award date.

Certain executives are granted two different types of performance units under our restricted stock program. A portion of those performance units represent the right to earn 0% to 200% of a target number of shares of our common stock depending upon the achievement level of certain performance measures during the grant year (“PRSUs”). The target number of PRSUs and the performance measures (at threshold, target, and maximum) are set by the Compensation Committee of our Board of Directors. PRSUs are converted to a time-based restricted stock grant only if our performance during the fiscal year exceeds pre-established goals. The other portion of these performance units represents the right to earn 0% to 200% of target shares of our common stock based on our relative total shareholder return compared to peer companies over a three-year performance period ("TSRs"). The target number of TSRs for each executive is set by the Compensation Committee of our Board of Directors and a monte carlo simulation is used to calculate the estimated share payout.

Grants of restricted stock awards are subject to forfeiture if a grantee, among other conditions, leaves our employment prior to expiration of the restricted period. New grants of restricted stock awards generally vest in 25% increments over each of the first four anniversaries of the grant date. TSRs vest after a three-year period.

The following table summarizes the changes in non-vested restricted stock awards for the nine months ended February 28, 2014 (shares in thousands):

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at May 31, 2013	1,096	$44
Granted	550	47
Vested	(360)	44
Forfeited	(104)	44
Non-vested at February 28, 2014	1,182	45

The total fair value of share awards vested during the nine months ended February 28, 2014 and February 28, 2013 was $15.9 million and $13.5 million, respectively.

We recognized compensation expense for restricted stock of $5.0 million and $4.4 million in the three months ended February 28, 2014 and February 28, 2013, respectively. We recognized compensation expense for restricted stock of $16.2 million and $12.4 million in the nine months ended February 28, 2014 and February 28, 2013, respectively. As of February 28, 2014, there was $41.2 million of total unrecognized compensation cost related to non-vested restricted stock awards that is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. The price for shares purchased under the plan is 85% of the market value on the last day of the quarterly purchase period. As of February 28, 2014, 1.1 million shares had been issued under this plan, with 1.3 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.1 million and $0.2 million in the three months ended February 28, 2014 and February 28, 2013, respectively. We recognized compensation expense for the plan of $0.4 million and $0.4 million in the nine months ended February 28, 2014 and February 28, 2013, respectively.

The weighted average grant-date fair value of each designated share purchased under this plan during the nine months ended February 28, 2014 and February 28, 2013 was $7 and $6, respectively, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options granted vest in 25% increments over each of the first four anniversaries of the grant date. The Plans provide for accelerated vesting under certain conditions. There were no options granted under the Plans during the nine months ended February 28, 2014 and February 28, 2013.

The following is a summary of our stock option activity as of and for the nine months ended February 28, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31, 2013	1,765	$35	3.5	$23.9
Granted	—	—
Forfeited	(64)	39
Exercised	(911)	30
Outstanding at February 28, 2014	790	$40	4.1	$23.2

Options vested and exercisable at February 28, 2014	732	$41	3.9	$21.3

The aggregate intrinsic value of stock options exercised during the nine months ended February 28, 2014 and February 28, 2013 was $24.0 million and $5.8 million, respectively. As of February 28, 2014, we had $0.3 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 0.44 years. We recognized compensation expense for stock options of $0.2 million and $0.4 million in the three months ended February 28, 2014 and February 28, 2013, respectively. We recognized compensation expense for stock options of $0.7 million and $1.3 million in the nine months ended February 28, 2014 and February 28, 2013, respectively.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Nine Months Ended
	February 28, 2014	February 28, 2013
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$72,457	$48,966
Interest paid	$26,100	$22,892

NOTE 11—NONCONTROLLING INTERESTS

The following table details the components of redeemable noncontrolling interest for the nine months ended February 28, 2013:

Nine Months Ended
February 28, 2013
(in thousands)
Beginning balance	$144,422
Net income attributable to redeemable noncontrolling interest	1,814
Foreign currency translation adjustment	573
Decrease in the maximum redemption amount of redeemable noncontrolling interest	(817)
Derecognition of redeemable noncontrolling interest	(145,992)
Ending balance	$—

For the nine months ended February 28, 2014 and February 28, 2013, net income included in the consolidated statements of changes in equity is reconciled to net income presented in the consolidated statements of income as follows:

	Nine Months Ended
	February 28, 2014	February 28, 2013
	(in thousands)
Net income attributable to Global Payments	$193,661	$175,320
Net income attributable to nonredeemable noncontrolling interests	18,025	15,213
Subtotal per statement of changes in equity	211,686	190,533
Net income attributable to redeemable noncontrolling interest	—	1,814
Net income	$211,686	$192,347

The following table is the reconciliation of net income attributable to noncontrolling interests to comprehensive income attributable to noncontrolling interests for the three and nine months ended February 28, 2014 and February 28, 2013:

	Three Months Ended
	February 28, 2014	February 28, 2013
	(in thousands)
Net income attributable to noncontrolling interests, net of tax	$5,000	$4,352
Foreign currency translation attributable to nonredeemable noncontrolling interests	2,181	878
Comprehensive income attributable to noncontrolling interests, net of tax	$7,181	$5,230

	Nine Months Ended
	February 28, 2014	February 28, 2013
	(in thousands)
Net income attributable to noncontrolling interests, net of tax	$18,025	$17,027
Foreign currency translation attributable to nonredeemable noncontrolling interests	8,798	7,857
Foreign currency translation attributable to redeemable noncontrolling interest	—	573
Comprehensive income attributable to noncontrolling interests, net of tax	$26,823	$25,457

NOTE 12—SEGMENT INFORMATION

General Information

We operate in two reportable segments, North America merchant services and International merchant services. The merchant services segments primarily offer processing solutions for credit cards, debit cards, and check-related services.

Information About Profit and Assets

We evaluate performance and allocate resources based on the operating income of each segment. The operating income of each segment includes the revenues of the segment less those expenses that are directly related to those revenues. Operating overhead, shared costs and certain compensation costs are included in Corporate in the following table. Interest expense and income and income tax expense are not allocated to the individual segments. We do not evaluate performance or allocate resources using segment asset data. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies in Note 1.

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and nine months ended February 28, 2014 and February 28, 2013:

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
	(in thousands)

Revenues:
United States	$355,880	$336,354	$1,081,506	$1,022,250
Canada	73,467	72,218	245,379	233,885
North America merchant services	429,347	408,572	1,326,885	1,256,135

Europe	143,832	130,750	433,886	390,376
Asia-Pacific	43,273	39,424	119,488	111,060
International merchant services	187,105	170,174	553,374	501,436
Consolidated revenues	$616,452	$578,746	$1,880,259	$1,757,571

Operating income (loss) for segments:
North America merchant services	$61,695	$55,478	$201,831	$189,809
International merchant services	58,077	51,820	182,085	162,947
Corporate (1)	(22,481)	(16,524)	(67,334)	(64,912)
Consolidated operating income	$97,291	$90,774	$316,582	$287,844

Depreciation and amortization:
North America merchant services	$14,422	$14,267	$41,488	$36,092
International merchant services	13,790	15,147	40,934	43,004
Corporate	1,594	1,478	4,776	3,851
Consolidated depreciation and amortization	$29,806	$30,892	$87,198	$82,947

(1) Includes a processing system intrusion credit of $1.2 million for the three months ended February 28, 2013. Includes a processing system intrusion credit of $7.0 million and a charge of $8.3 million for the nine months ended February 28, 2014 and February 28, 2013, respectively.

Our results of operations and our financial condition are not significantly reliant upon any single customer.

NOTE 13—COMMITMENTS AND CONTINGENCIES

BIN/ICA Agreements

 We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as a Bank Identification Number ("BIN") for Visa transactions and an Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of these agreements contain financial covenants, and we were in compliance with all such covenants as of February 28, 2014.

Effective September 30, 2013, Global Payments Canada Financial Corporation commenced operations and became a direct member of Visa Canada. Accordingly, we no longer use third party Visa sponsorship in Canada.

NOTE 14—SUBSEQUENT EVENT

On March 4, 2014, we completed the acquisition of PayPros for $420.0 million in cash, subject to adjustment based on a final determination of working capital. We funded the acquisition with a combination of cash on hand and proceeds from our new Term Loan. PayPros, based in California, is an innovative provider of fully-integrated payment solutions for 58,000 small-to-medium sized merchants in the United States.  PayPros delivers its products and services through a network of over 1,000 technology-based enterprise software partners to vertical markets that are complementary to the markets served by APT. This transaction will be recorded as a business combination, and the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this transaction, the allocation of purchase price has not been finalized pending valuation of intangible assets acquired.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See "Special Cautionary Notice Regarding Forward-Looking Statements" below for additional information.

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

We were incorporated in Georgia as Global Payments Inc. in September 2000 and spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in the payments business since 1967. Global Payments Inc. and its consolidated subsidiaries are referred to collectively as "Global Payments," "we," "our" or "us," unless the context requires otherwise.

Our North America merchant services and International merchant services segments target customers in many vertical industries including financial services, gaming, government, health care, professional services, restaurants, retail, universities, nonprofit organizations and utilities.

Our offerings provide merchants, ISOs and financial institutions with credit and debit card transaction processing and check-related services. Our primary business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of ISOs that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. These particular services are marketed in the United States, Canada and parts of Europe.

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

Our products and services are marketed through a variety of sales channels that include our integrated solutions channel, a dedicated direct sales force, ISOs, an internal telesales group, retail outlets, trade associations, alliance bank relationships and financial institutions. We seek to leverage the continued shift to electronic payments by expanding market share in our existing markets through our distribution channels or through acquisitions in North America, the Asia-Pacific region and Europe, and investing in and leveraging technology and people, thereby maximizing shareholder value. We also seek to enter new markets through acquisitions in the Asia-Pacific region, Europe and Latin America.

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

Executive Overview

For the nine months ended February 28, 2014, revenues increased 7.0% to $1,880.3 million from $1,757.6 million for the prior year, reflecting growth in all of our markets.

Consolidated operating income was $316.6 million for the nine months ended February 28, 2014 compared to $287.8 million for the prior year. Consolidated operating income for the nine months ended February 28, 2014 and February 28, 2013 includes a processing system intrusion credit of $7.0 million and a charge of $8.3 million, respectively. Net income attributable to Global Payments increased $18.4 million, or 10.5%, to $193.7 million for the nine months ended February 28, 2014 from $175.3 million in the prior year, resulting in a $0.42 increase in diluted earnings per share to $2.65 for the nine months ended February 28, 2014 from $2.23 for the nine months ended February 28, 2013.

North America merchant services segment revenue increased $70.8 million, or 5.6%, to $1,326.9 million for the nine months ended February 28, 2014 from $1,256.1 million for the nine months ended February 28, 2013. North America merchant services segment operating income increased to $201.8 million for the nine months ended February 28, 2014 from $189.8 million for the nine months ended February 28, 2013, with operating margins of 15.2% and 15.1% for the nine months ended February 28, 2014 and February 28, 2013. The growth in the North America merchant services segment is primarily due to growth in our United States integrated solutions and direct sales channels and growth in Canada, which was partially offset by the impact of changes in exchange rates.

International merchant services segment revenue increased $52.0 million, or 10.4%, to $553.4 million for the nine months ended February 28, 2014 from $501.4 million for the nine months ended February 28, 2013. International merchant services operating income also increased to $182.1 million for the nine months ended February 28, 2014 from $162.9 million for the nine months ended February 28, 2013, with operating margins of 32.9% and 32.5% for the nine months ended February 28, 2014 and February 28, 2013, respectively. The growth in the International merchant services segment is due to growth across our European markets and in the Asia-Pacific region.

On February 28, 2014, we closed on a five-year senior unsecured $1,250.0 million term loan and $1,000.0 million revolving credit facility with a syndicate of financial institutions. The proceeds from the term loan were used to repay the outstanding balance of the previously existing term loan and credit facilities and to partially fund the acquisition of Payment Processing, Inc. ("PayPros") on March 4, 2014. We intend to use the remaining capacity to support strategic growth initiatives, including acquisitions and ongoing share repurchases. In connection with the debt refinancing, we recorded a loss of $4.8 million, primarily representing the fees paid to the lenders under the new term loan and the write off of debt issuance costs associated with the previously existing term loan.

On March 4, 2014, we completed the acquisition of PayPros for $420.0 million in cash, subject to adjustment based on a final determination of working capital. We funded the acquisition with a combination of cash on hand and proceeds from our new debt facilities discussed above. PayPros, based in California, is an innovative provider of fully-integrated payment solutions for 58,000 small-to-medium sized merchants in the United States.  PayPros delivers its products and services through a network of over 1,000 technology-based enterprise software partners to vertical markets that are complementary to the markets served by Accelerated Payment Technologies ("APT"), which we acquired in October 2012. Please see Note 4 - Business and Intangible Asset Acquisitions and Joint Ventures in the notes to the unaudited consolidated financial statements for further discussion. This transaction will be recorded as a business combination and the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this transaction, the allocation of purchase price has not been finalized pending valuation of intangible assets acquired.

Results of Operations

The following table shows key selected financial data for the three months ended February 28, 2014 and February 28, 2013, this data as a percentage of total revenues, and the changes between three months ended February 28, 2014 and February 28, 2013, in dollars and as a percentage of the prior year.

	Three Months Ended February 28, 2014	% of Revenue(1)	Three Months Ended February 28, 2013	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$355,880	57.7%	$336,354	58.1%	$19,526	5.8%
Canada	73,467	11.9%	72,218	12.5%	1,249	1.7%
North America merchant services	429,347	69.6%	408,572	70.6%	20,775	5.1%

Europe	143,832	23.3%	130,750	22.6%	13,082	10.0%
Asia-Pacific	43,273	7.0%	39,424	6.8%	3,849	9.8%
International merchant services	187,105	30.4%	170,174	29.4%	16,931	9.9%

Total revenues	$616,452	100%	$578,746	100%	$37,706	6.5%

Consolidated operating expenses:
Cost of service	$232,937	37.8%	$217,465	37.6%	$15,472	7.1%
Sales, general and administrative	286,224	46.4%	271,696	46.9%	14,528	5.3%
Processing system intrusion	—	—%	(1,189)	(0.2)%	1,189	(100.0)%
Operating income	$97,291	15.8%	$90,774	15.7%	$6,517	7.2%

Operating income (loss) for segments:
North America merchant services	$61,695		$55,478		$6,217	11.2%
International merchant services	58,077		51,820		6,257	12.1%
Corporate(2)	(22,481)		(16,524)		(5,957)	36.1%
Operating income	$97,291		$90,774		$6,517	7.2%

Operating margin for segments:
North America merchant services	14.4%		13.6%		0.8%
International merchant services	31.0%		30.5%		0.5%

(1) Percentage amounts may not sum to the total due to rounding.
(2) Includes a processing system intrusion credit of $1.2 million in the three months ended February 28, 2013.

The following table shows key selected financial data for the nine months ended February 28, 2014 and February 28, 2013, this data as a percentage of total revenues, and the change between nine months ended February 28, 2014 and February 28, 2013, in dollars and as a percentage of the prior year. APT's results of operations are included in our consolidated results of operations and results of operations of our North America merchant services segment from October 1, 2012, the date we acquired APT. Accordingly, results of operations for the nine months ended February 28, 2013 reflect the results of APT's operations for five months, while results of operations for the nine months ended February 28, 2014 reflect the results of APT's operations for nine months.

	Nine Months Ended February 28, 2014	% of Revenue(1)	Nine Months Ended February 28, 2013	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$1,081,506	57.5%	$1,022,250	58.2%	$59,256	5.8%
Canada	245,379	13.1%	233,885	13.3%	11,494	4.9%
North America merchant services	1,326,885	70.6%	1,256,135	71.5%	70,750	5.6%

Europe	433,886	23.1%	390,376	22.2%	43,510	11.1%
Asia-Pacific	119,488	6.4%	111,060	6.3%	8,428	7.6%
International merchant services	553,374	29.4%	501,436	28.5%	51,938	10.4%

Total revenues	$1,880,259	100%	$1,757,571	100%	$122,688	7.0%

Consolidated operating expenses:
Cost of service	$698,852	37.2%	$632,124	36.0%	$66,728	10.6%
Sales, general and administrative	871,825	46.4%	829,292	47.2%	42,533	5.1%
Processing system intrusion	(7,000)	(0.4)%	8,311	0.5%	(15,311)	(184.2)%
Operating income	$316,582	16.8%	$287,844	16.4%	$28,738	10.0%

Operating income (loss) for segments:
North America merchant services	$201,831		$189,809		$12,022	6.3%
International merchant services	182,085		162,947		19,138	11.7%
Corporate(2)	(67,334)		(64,912)		(2,422)	3.7%
Operating income	$316,582		$287,844		$28,738	10.0%

Operating margin for segments:
North America merchant services	15.2%		15.1%		0.1%
International merchant services	32.9%		32.5%		0.4%

(1) Percentage amounts may not sum to the total due to rounding.
(2) Includes a processing system intrusion credit of $7.0 million and a charge of $8.3 million in the nine months ended February 28, 2014 and February 28, 2013, respectively.

Processing System Intrusion

In early March of 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system. Our investigation also revealed potential unauthorized access to servers containing personal information collected from merchants who applied for processing services. As a result of this incident, certain card networks removed us from their list of Payment Card Industry Data Security Standards ("PCI DSS") compliant service providers. We have since received reports on compliance covering our systems that process, store, transmit or otherwise utilize card data and we have been returned to the network list of PCI DSS compliant service providers. During the nine months ended February 28, 2014, we recorded a credit of $7.0 million associated with this incident related to insurance recoveries. This brings total insurance recoveries recognized to date to $27.0 million, and we do not expect any additional recoveries. During the three months ended February 28, 2013, we recorded a net credit of $1.2 million associated with this incident. This net credit reflects $18.0 million of insurance recoveries that we recorded during the three months ended February 28, 2013. During the nine months ended February 28, 2013, we recorded $8.3 million of expense, net of insurance recoveries, associated with this incident. To date, we have not experienced a material loss of revenue that we can confirm has been related to this incident. However, this incident and our related remediation efforts could potentially have a negative impact on future revenues.

As previously reported, this incident did lead to legal proceedings and governmental inquiries and could result in further such actions in the future. We have not recorded any loss accruals related to these items or any other claims that may be asserted against us in relation to this incident as we have not determined that losses associated with any such potential claims are probable. Further, we do not have sufficient information to estimate the amount or range of possible losses associated with such matters. If we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that we will incur on that claim is reasonably estimable, we will accrue our estimate of such loss. If and when we record such an accrual, it could be material and could adversely impact our results of operations.

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

For the three months ended February 28, 2014, revenues increased 6.5% to $616.5 million compared to the prior year. For the nine months ended February 28, 2014, revenues increased 7.0% to $1,880.3 million compared to the prior year. This revenue growth was due to growth in North America, Europe, and the Asia-Pacific region.

North America Merchant Services Segment

For the three months ended February 28, 2014, revenue from our North America merchant services segment increased 5.1% to $429.3 million compared to the prior year. For the nine months ended February 28, 2014, revenue from our North America merchant services segment increased 5.6% to $1,326.9 million compared to the prior year. North America revenue growth was driven by our United States integrated solutions, direct sales and ISO channels and growth in Canada.

We grow our United States revenue primarily by adding small and mid-market merchants in diversified vertical markets. For the three months ended February 28, 2014, our United States credit and debit card processed transactions grew 6.0% compared to the prior year. For the nine months ended February 28, 2014, our United States credit and debit card processed transactions grew 7.7% compared to the prior year.

For the three months ended February 28, 2014, our Canadian revenue increased 1.7% to $73.5 million due to credit transaction growth and assessment-based pricing changes. For the nine months ended February 28, 2014, our Canadian revenue increased 4.9% to $245.4 million due to credit transaction growth and assessment-based pricing changes. For the nine months ended February 28, 2014, our total Canadian transactions grew 2.9% compared to the prior year, including 5.2% growth in credit transactions. These increases for the three and nine months ended February 28, 2014 were partially offset by the impact of changes in exchange rates.

International Merchant Services Segment

For the three months ended February 28, 2014, International merchant services revenue increased 9.9% to $187.1 million compared to the prior year. For the nine months ended February 28, 2014, International merchant services revenue increased 10.4% to $553.4 million compared to the prior year. Our Europe merchant services revenue for the three months ended February 28, 2014 increased 10.0% to $143.8 million compared to the prior year, driven primarily by transaction growth in most markets as well as growth in our e-commerce services. Our Europe merchant services revenue for the nine months ended February 28, 2014 increased

11.1% to $433.9 million compared to the prior year, driven primarily by transaction growth in all markets as well as growth in our e-commerce services. Asia-Pacific merchant services revenue of $43.3 million for the three months ended February 28, 2014 represents an increase of 9.8% compared to the prior year, driven primarily by pricing increases. Asia-Pacific merchant services revenue of $119.5 million for the nine months ended February 28, 2014 represents an increase of 7.6% compared to the prior year.

Consolidated Operating Expenses

Cost of service consists primarily of compensation or personnel expenses paid to operations and technology-related personnel; assessments and other fees paid to card networks; transaction processing expenses, including third-party services; network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets; and provisions for operating losses. Cost of service increased 7.1% and 10.6% during the three and nine months ended February 28, 2014, respectively, compared to the prior year, driven primarily by an increase in the variable costs associated with revenue growth. Cost of service for the nine months ended February 28, 2014 further increased over the prior year as a result of intangible amortization expense related to APT. The increase in amortization expense in our North America merchant services segment was partially offset by a decrease in amortization expense in our International merchant services segment, resulting from fully amortized intangible assets. As a percentage of revenue, cost of service increased to 37.8% for the three months ended February 28, 2014 from 37.6% in the prior year. As a percentage of revenue, cost of service increased to 37.2% for the nine months ended February 28, 2014 from 36.0% in the prior year.

Sales, general and administrative expenses consist primarily of compensation or personnel expenses paid to sales personnel; non-revenue producing customer support functions, administrative employees and management; commissions paid to ISOs, independent contractors, and other third parties; advertising costs; share-based compensation expense and occupancy of leased space directly related to these functions. Sales, general and administrative expenses increased 5.3% for the three months ended February 28, 2014 compared to the prior year. Sales, general and administrative expenses increased 5.1% for the nine months ended February 28, 2014 compared to the prior year. This increase is primarily due to an increase in commission payments to ISOs. This increase was partially offset by the elimination of ISO commission payments previously made to APT as a result of our acquisition of APT on October 1, 2012. As a percentage of revenues, sales, general and administrative expenses decreased to 46.4% for the three months ended February 28, 2014 from 46.9% in the prior year. As a percentage of revenues, sales, general and administrative expenses decreased to 46.4% for the nine months ended February 28, 2014 from 47.2% in the prior year.

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

North America Merchant Services Segment

Operating income in North America merchant services segment increased 11.2% for the three months ended February 28, 2014 compared to the prior year. Operating income in North America merchant services segment increased 6.3% for the nine months ended February 28, 2014 compared to the prior year. The increase in operating income was primarily due to the increase in transactions and volume in our United States integrated solutions and direct sales channels and growth in Canada. This increase was partially offset by foreign currency translation in Canada. The operating margin was 14.4% and 13.6% for the three months ended February 28, 2014 and February 28, 2013, respectively. The operating margin was 15.2% and 15.1% for the nine months ended February 28, 2014 and February 28, 2013, respectively.

International Merchant Services Segment

Operating income in International merchant services segment increased 12.1% to $58.1 million for the three months ended February 28, 2014 compared to the prior year. Operating income in International merchant services segment increased 11.7% to $182.1 million for the nine months ended February 28, 2014 compared to the prior year. The increase in operating income was primarily due to the increase in transactions and volume in Europe and the Asia-Pacific region as well as pricing increases in the Asia-Pacific region. The operating margin was 31.0% and 30.5% for the three months ended February 28, 2014 and February 28, 2013, respectively. The operating margin was 32.9% and 32.5% for the nine months ended February 28, 2014 and February 28, 2013, respectively.

Corporate

Our corporate expenses include costs associated with our Atlanta headquarters, global data security expenses, expenses related to our Global Service Center in Manila, Philippines that have not been allocated to our business segments, insurance, employee incentive programs, share-based compensation programs, and certain corporate staff, including finance, accounting, information technology, legal, human resources, marketing and executive. We also consider costs and cost recoveries associated with the processing system intrusion to be a corporate expense. Our corporate expenses increased 36.1% to $22.5 million for the three months ended February 28, 2014 compared to the prior year as a result of higher data security costs. In addition, Corporate results for the three months ended February 28, 2013 included a credit of $1.2 million related to the processing system intrusion.

Our corporate expenses increased 3.7% to $67.3 million for the nine months ended February 28, 2014 compared to the prior year due primarily to higher data security costs and employee termination benefits. Corporate expenses included a processing system intrusion credit of $7.0 million and a charge of $8.3 million during the nine months ended February 28, 2014 and February 28, 2013, respectfully.

Consolidated Operating Income

For the three months ended February 28, 2014, our consolidated operating income increased 7.2% to $97.3 million from $90.8 million in the prior year. For the nine months ended February 28, 2014, our consolidated operating income increased 10.0% to $316.6 million from $287.8 million in the prior year. These increases are primarily due to revenue growth in our North America and International merchant services segments offset by (i) higher variable costs of services associated with the revenue growth, (ii) higher data security costs and (iii) the adjustments from the processing system intrusion credit of $7.0 million and charge of $8.3 million during the nine months ended February 28, 2014 and February 28, 2013, respectively.

Consolidated Other Income/Expense, Net

Other expense, net, increased to $13.5 million for the three months ended February 28, 2014 compared to $4.5 million in the prior year. Other expense, net, increased to $20.8 million for the nine months ended February 28, 2014 compared to $18.5 million in the prior year. The increase during the three months ended February 28, 2014 was due primarily to the loss on extinguishment of debt of $4.8 million that we recorded in connection with the refinancing of our term loan and revolving credit facilities. In addition, during the three months ended February 28, 2014, we made a final dividend payment to HSBC in the amount of $3.3 million related to a redeemable noncontrolling interest that HSBC Asia ("HSBC") held in Global Payments Asia-Pacific ("GPAP"). During the nine months ended February 28, 2013, we made a similar dividend payment to HSBC in the amount of $8.4 million. Such dividends are reflected as interest expense in our consolidated statements of income in the accordance with the provisions of ASC 480. Please see Note 4 - Business and Intangible Asset Acquisition and Joint Ventures-Redeemable Noncontrolling Interest Acquisition in the notes to the unaudited consolidated financial statements for further discussion.

The impact of the expenses discussed above was partially offset during the nine months ended February 28, 2014 by a $2.1 million gain that we recorded in connection with the sale of 50% of our Brazil business. Please see Note 4 - Business and Intangible Asset Acquisition and Joint Ventures-Comercia Global Payments Brazil in the notes to the unaudited consolidated financial statements for further discussion.

Provision for Income Taxes

Our effective tax rates were 28.3% and 27.2% for the three months ended February 28, 2014 and February 28, 2013, respectively. Our effective tax rates were 28.4% and 28.6% for the nine months ended February 28, 2014 and February 28, 2013, respectively. The effective tax rates for nine months ended February 28, 2014 and February 28, 2013 reflect adjustments to our U.K. Deferred Tax Asset due to enacted corporate tax rate reductions in the United Kingdom of 3% and 2%, respectively. Our effective tax rates differ from United States statutory rates due to domestic and international tax planning initiatives and income generated in lower tax jurisdictions due to international expansion.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax increased to $5.0 million from $4.4 million for the three months ended February 28, 2014 and February 28, 2013, respectively. Noncontrolling interests, net of tax increased to $18.0 million from $17.0 million for the nine months ended February 28, 2014 and February 28, 2013, respectively.

Liquidity and Capital Resources

A significant portion of our liquidity comes from operating cash flows. Cash flow from operations is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, and to pay down debt and repurchase shares of our common stock at the discretion of our Board of Directors. Accumulated cash balances are invested in high quality and marketable short-term instruments.

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

At February 28, 2014, we had cash and cash equivalents totaling $1,013.6 million. Of this amount, we consider $660.4 million to be available cash. Available cash at February 28, 2014 was higher than usual as it included the net proceeds of $341.0 million from our debt refinancing which we closed on February 28, 2014 in anticipation of our then pending acquisition of PayPros. On March 4, 2014, shortly after our third fiscal quarter end, we used available cash of $420.0 million to complete the acquisition of PayPros. Please see Note 14 - Subsequent Event in the notes to the unaudited consolidated financial statements for further information about our acquisition of PayPros.

Our available cash balance includes $212.2 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for United States tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-United States acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

Available cash excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold on behalf of our member sponsors when the incoming amount from the card networks precedes the member sponsors' funding obligation to the merchant. Settlement related cash balances are not restricted; however these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). At February 28, 2014, our cash and cash equivalents included $177.7 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks.

Operating activities provided net cash of $314.4 million for the nine months ended February 28, 2014. Operating activities provided net cash of $204.8 million during the nine months ended February 28, 2013. In the prior year, we paid a substantial amount of previously accrued expenses associated with a processing system intrusion. The decrease of such incident-related payments in the nine months ended February 28, 2014 is the primary reason for the favorable change in accounts payable and other accrued liabilities of $62.0 million.

Net cash used in investing activities decreased from $506.3 million for the nine months ended February 28, 2013 to $58.3 million for the nine months ended February 28, 2014, primarily due to the reduction in business, intangible and other asset acquisitions, net of cash acquired due to use of $408.8 million for the acquisition of APT during the nine months ended February 28, 2013.

For the nine months ended February 28, 2014, financing activities provided $91.0 million in cash compared to $196.1 million in cash in the prior year. During the nine months ended February 28, 2014, we closed on a five-year senior unsecured $1,250.0 million term loan facility, paid off previously existing debt of $902.5 million and paid fees and expenses of $6.0 million. In addition, we spent $258.6 million to repurchase shares of our common stock. In the prior year, we borrowed $700.0 million under a five-year unsecured term loan facility of which we repaid $95.0 million during the nine months ended February 28, 2013. In addition, we spent $242.0 million to purchase HSBC's 44% interest in GPAP and $137.7 million to repurchase shares of our common stock during the nine months ended February 28, 2013.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. During fiscal year 2014, we expect capital expenditures to approximate $90 million.

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2013 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Long-Term Debt and Credit Facilities

Outstanding debt consisted of the following:

	February 28, 2014	May 31, 2013
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$—	$309,955
Short-term lines of credit:
United Kingdom Credit Facility	72,752	74,146
Global Payments Canada Financial Corp Credit Facility	89,097	—
U.S. Wells Fargo Credit Facility	—	—
Hong Kong Credit Facility	31,078	38,134
Spain Credit Facility	29,756	28,041
Malaysia Credit Facility	9,397	14,025
Taiwan Credit Facility	8,752	8,359
Canada Credit Facility	—	6,866
Singapore Credit Facility	6,206	6,459
Philippines Credit Facility	6,901	6,384
Sri Lanka Credit Facility	3,434	1,978
Macau Credit Facility	2,314	1,966
Maldives Credit Facility	2,155	741
Brunei Credit Facility	188	362
Malta Credit Facility	25	—
Total short-term lines of credit	$262,055	$187,461
Total lines of credit	262,055	497,416
Notes payable	4,407	6,014
Term loan	1,250,000	647,500
Total debt	$1,516,462	$1,150,930

Current portion	$264,406	$259,796
Long-term debt	1,252,056	891,134
Total debt	$1,516,462	$1,150,930

On February 28, 2014, we entered into an amended and restated term loan agreement ("Term Loan") and an amended and restated credit agreement ("Corporate Credit Facility") with a syndicate of financial institutions. The Term Loan and the Corporate Credit Facility amended and restated the term loan agreement dated September 28, 2012 and the credit agreement dated December 7, 2010, respectively.

The Term Loan is a five-year senior unsecured $1,250.0 million Term Loan with a syndicate of financial institutions. We used proceeds from the Term Loan to partially fund our acquisition of PayPros on March 4, 2014 and to repay the outstanding balances on our previously existing revolving credit facility and our previously existing term loan.

The Term Loan expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. The base rate is the highest of (a) the Federal Funds Effective Rate (as defined in the Term Loan agreement) plus 0.50%, (b) the prime rate and (c) LIBOR plus 1.0%. As of February 28, 2014, the interest rate on the Term Loan was 1.62%. Commencing in May 2015 and ending in November 2018, the Term Loan has scheduled quarterly principal payments of 1.25%, increasing up to 2.50%. At maturity, 27.50% of the Term Loan will have been repaid through scheduled amortization and the remaining principal balance will be due. As of February 28, 2014, the outstanding balance of the Term Loan was $1,250.0 million.

The Corporate Credit Facility is a five-year senior unsecured revolving $1,000.0 million Corporate Credit Facility with a syndicate of financial institutions. The Corporate Credit Facility expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. The base rate is the highest of (a) the Federal Funds Effective Rate (as defined in the Corporate Credit Facility agreement) plus 0.50%, (b) the prime rate and (c) LIBOR plus 1.0%. Borrowing under the Corporate Credit Facility is available in various currencies. As of February 28, 2014, there was no outstanding balance on the Corporate Credit Facility. The Corporate Credit Facility is available for general corporate purposes and to fund future acquisitions and common share repurchases.

Upon closing of the Term Loan and the Corporate Credit Facility, which occurred on February 28, 2014, we repaid the outstanding balance of $612.5 million on our previously existing term loan and the outstanding balance of $290.0 million on our previously existing revolving credit facility together with accrued interest and fees on each. The debt exchange associated with the new Term Loan was accounted for as a debt extinguishment in connection with which we recorded a loss of $4.8 million, primarily representing the fees paid to the lenders under the new Term Loan and the write off of debt issuance costs associated with the previously existing term loan. We have reported this loss on extinguishment in Interest and other expense in our consolidated statements of income for the three and nine months ended February 28, 2014. We incurred fees and expenses associated with these new arrangements of approximately $6.0 million, of which $3.3 million was capitalized as debt issuance costs. Debt issuance costs are included in Other assets in our consolidated balance sheet at February 28, 2014 and will be amortized over the remaining term of these new arrangements.

The agreements contain customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios. Please see "Compliance with Covenants" below. Each of the agreements includes customary events of default, the occurrence of which, following any applicable cure period, would permit lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.

Short-term Lines of Credit

Our short-term lines of credit are primarily used to fund settlement. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining compliance with the credit limit. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. The total available incremental borrowings at February 28, 2014 were $1,000.0 million under our Corporate Credit Facility. As of February 28, 2014, we had $860.8 million of additional borrowing capacity under our short-term lines of credit to fund settlement.

During the nine months ended February 28, 2014, we entered into the following additional short-term lines of credit:

•Global Payments Canada Financial Corporation - On September 30, 2013, we entered into a revolving overdraft facility for up to $80.0 million CAD to fund interchange and merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility has a variable short-term interest rate.

•Malta - On October 9, 2013, we entered into an amendment to our revolving overdraft facility for up to 2.5 million EUR to fund interchange and merchants prior to receipt of corresponding settlement funds from the card associations. This credit facility has a variable short-term interest rate plus a margin.

•U.S. Wells Fargo Credit Facility - On September 26, 2013, we entered into a revolving overdraft facility for up to $50.0 million to fund interchange and merchants prior to receipt of corresponding settlement funds from the card associations. Interest expense is incurred based on a variable short-term interest rate plus a margin.

Notes Payable

United Card Services, our subsidiary in the Russian Federation, had notes payable with a total outstanding balance of approximately $4.4 million at February 28, 2014. These notes had fixed annual interest rates of 8.5% with maturity dates ranging from March 2014 through November 2016.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and Term Loan. Our Term Loan and Corporate Credit Facility agreements include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00 and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with all applicable covenants as of and for the three and nine months ended February 28, 2014 and February 28, 2013.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the nine months ended February 28, 2014, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended May 31, 2013, except as discussed in the following paragraphs. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2013 and our summary of significant accounting policies in Note 1 of the notes to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

As of January 1, 2014, we elected to apply the qualitative goodwill impairment assessment guidance in ASC 350-20, Goodwill, for each of our reporting units. Factors we consider in the qualitative assessment include general economic conditions, conditions of the industry and markets in which we operate, competition, regulatory developments, cost factors and our overall financial performance. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, a two-step quantitative test is required. In the first step, the reporting unit's carrying amount, including goodwill, is compared to its fair value. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of the fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of the goodwill. The excess of the carrying amount over the implied value of the goodwill is the impairment loss.

We have six reporting units: North America Merchant Services, U.K. Merchant Services, Asia-Pacific Merchant Services, Central and Eastern Europe Merchant Services, Russia Merchant Services and Spain Merchant Services. Based on our annual assessment as of January 1, 2014, we determined on the basis of qualitative factors, that the fair value of the reporting units were not more likely than not less than their respective carrying values and therefore a two-step quantitative test was not required. We believe that the fair values of our reporting units are substantially in excess of their carrying values.

Our goodwill impairment testing involves the use of estimates and the exercise of judgment on the part of management. Our assessment of the qualitative factors discussed above, preparation of forecasts and the selection of the discount rates involve significant judgments about expected future business performance and general market conditions. Significant changes in our forecasts and the discount rates selected or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. Important factors that may cause actual events or results to differ materially from those anticipated by our forward-looking statements include our potential failure to safeguard our data; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; increased merchant, referral partner or ISO attrition; our ability to increase our share of existing markets and expand into new markets; political, economic and regulatory changes in the foreign countries in which we operate; system interruptions in service; increases in credit card network fees; future performance, integration and conversion of acquired operations; and other risk factors presented in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 and this Quarterly Report on Form 10-Q, which we advise you to review.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We specifically disclaim any obligation to release publicly the results of any revisions to our forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission (the "SEC") and in our press releases.

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

NYSE Euronext
20 Broad Street
New York, NY 10005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates on our debt and cash investments. Our long-term debt has the option of variable interest rates based on LIBOR, the Federal Funds Effective Rate (as defined in the debt agreements) or the prime rate plus a margin based on our leverage position. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Interest rates on our lines of credit are based on market rates and fluctuate accordingly. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes and believe the market risk arising from investment instruments and debt to be minimal.

A substantial amount of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not hedged our translation risk on foreign currency exposure.

Item 4. Controls and Procedures

As of February 28, 2014, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 other than as set forth below:

We conduct a portion of our business in various European and Asia-Pacific countries, including the Russian Federation, where the risk of continued political, economic and regulatory change that could impact our operating results is greater than in the United States.

We generate a significant portion of our revenues outside the United States. We expect to continue to expand our operations into various countries in Europe and the Asia-Pacific region. Some of these countries, and other foreign countries in which we operate, such as the Russian Federation, have undergone significant political, economic and social change in recent years, and the risk of new, unforeseen changes in these countries remains greater than in the United States. Our business, growth, financial condition or results of operations could be materially adversely affected by instability or changes in a country’s or region’s economic conditions; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the European Union or the U.S., Canada or other governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities, such as sanctions by or against the Russian Federation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the third quarter of fiscal 2014, the approximate average price paid, including commissions, and the approximate dollar value remaining available for purchase are as follows:

Plan category	Total Number of Shares Purchased	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2013 - December 31, 2013	—	$—	—
January 1, 2014 - January 31, 2014	181,375	60.96	181,375
February 1, 2014 - February 28, 2014	154,886	67.65	154,886
Total	336,261	$64.04	336,261	$114,041,764

On October 7, 2013, we entered into an accelerated share repurchase program ("ASR") with Goldman, Sachs & Co. to repurchase an aggregate of $100.0 million of our common stock. In exchange for an upfront payment of $100.0 million, Goldman, Sachs & Co. committed to deliver a number of shares during the ASR's purchase period, which ended on January 9, 2014. The total number of shares delivered under this ASR was 1.6 million shares at an average price of $60.96 per share. In addition to shares repurchased under the ASR program, we repurchased and retired 0.2 million shares of our common stock at a cost of $10.5 million, or an average of $67.65 per share, including commissions, during the three months ended February 28, 2014. As of February 28, 2014, we had $114.0 million of remaining authorized share repurchases.

Item 6. Exhibits

List of Exhibits

2.1*
Agreement and Plan of Merger, dated as of January 23, 2014, by and among the Company, Payment Processing, Inc. and, solely for the limited purposes set forth therein, certain additional parties thereto.

10.1
Amended and Restated Term Loan Agreement, dated as of February 28, 2014, by and among the Company and Global Payments Direct, Inc., as borrowers, Bank of America, N.A., as administrative agent, and certain additional lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2014.

10.2
Amended and Restated Credit Agreement, dated as of February 28, 2014, by and among the Company and certain wholly owned subsidiaries of the Company, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other lenders party thereto, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2014.

10.3
Transition and Separation Agreement, dated December 12, 2013, by and between the Company and Suellyn P. Tornay, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2013.

31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the third quarter ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: April 3, 2014	/s/ David E. Mangum
David E. Mangum
Chief Financial Officer

Date: April 3, 2014	/s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer