Form 10-Q
period 2014-08-31
GLOBAL PAYMENTS INC
filed 2014-10-02
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of September 22, 2014 was 67,637,173.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended August 31, 2014

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	August 31, 2014	August 31, 2013

Revenues	$704,895	$629,685
Operating expenses:
Cost of service	259,839	230,745
Sales, general and administrative	320,658	291,556
	580,497	522,301
Operating income	124,398	107,384
Other income (expense):
Interest and other income	1,192	3,338
Interest and other expense	(11,010)	(7,879)
	(9,818)	(4,541)
Income before income taxes	114,580	102,843
Provision for income taxes	(30,146)	(31,135)
Net income	84,434	71,708
Less: Net income attributable to noncontrolling interests, net of income tax	(9,068)	(7,065)
Net income attributable to Global Payments	$75,366	$64,643

Earnings per share attributable to Global Payments:
Basic	$1.11	$0.88
Diluted	$1.10	$0.87
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	August 31, 2014	August 31, 2013

Net income	$84,434	$71,708
Other comprehensive income (loss):
Foreign currency translation adjustments	(25,220)	(2,288)
Income tax benefit related to foreign currency translation adjustments	2,516	2,536
Other comprehensive (loss) income, net of tax	(22,704)	248

Comprehensive income	61,730	71,956
Less: comprehensive income attributable to noncontrolling interests	(3,939)	(9,627)
Comprehensive income attributable to Global Payments	$57,791	$62,329
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	August 31, 2014	May 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$595,884	$581,872
Accounts receivable, net of allowances for doubtful accounts of $531 and $401, respectively	206,641	214,574
Claims receivable, net	758	809
Settlement processing assets	1,141,608	780,917
Inventory	5,660	6,636
Deferred income taxes	12,793	12,963
Prepaid expenses and other current assets	43,380	45,673
Total current assets	2,006,724	1,643,444
Goodwill	1,324,374	1,337,285
Other intangible assets, net	511,265	535,173
Property and equipment, net	363,415	369,753
Deferred income taxes	100,813	101,928
Other	32,765	31,067
Total assets	$4,339,356	$4,018,650
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$652,157	$440,128
Current portion of long-term debt	31,250	17,677
Accounts payable and accrued liabilities	248,639	290,106
Settlement processing obligations	634,061	451,317
Income taxes payable	13,390	12,390
Total current liabilities	1,579,497	1,211,618
Long-term debt	1,388,750	1,376,002
Deferred income taxes	209,941	209,099
Other long-term liabilities	90,655	89,132
Total liabilities	3,268,843	2,885,851
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 67,672,753 issued and outstanding at August 31, 2014 and 68,845,643 issued and outstanding at May 31, 2014	—	—
Paid-in capital	139,141	183,023
Retained earnings	822,461	815,980
Accumulated other comprehensive loss	(19,351)	(1,776)
Total Global Payments shareholders’ equity	942,251	997,227
Noncontrolling interests	128,262	135,572
Total equity	1,070,513	1,132,799
Total liabilities and equity	$4,339,356	$4,018,650
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	August 31, 2014	August 31, 2013
Cash flows from operating activities:
Net income	$84,434	$71,708
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	16,712	13,981
Amortization of acquired intangibles	17,854	14,393
Share-based compensation expense	4,066	4,788
Provision for operating losses and bad debts	4,308	5,234
Deferred income taxes	3,705	5,784
Other, net	(755)	(1,891)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	7,933	802
Claims receivable	(2,742)	(3,864)
Settlement processing assets and obligations, net	(179,462)	(115,383)
Inventory	981	4,448
Prepaid expenses and other assets	644	16,772
Accounts payable and other accrued liabilities	(22,151)	(40,207)
Income taxes payable	1,000	248
Net cash used in operating activities	(63,473)	(23,187)
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(4,773)	—
Capital expenditures	(18,157)	(20,263)
Principal collections on financing receivables	219	665
Net proceeds from sales of investments and business	10,528	990
Net cash used in investing activities	(12,183)	(18,608)
Cash flows from financing activities:
Net borrowings on short-term lines of credit	212,029	141,026
Proceeds from issuance of long-term debt	390,000	440,000
Principal payments under long-term debt	(363,679)	(331,515)
Repurchase of common stock	(132,283)	(143,700)
Proceeds from stock issued under share-based compensation plans	12,588	3,998
Common stock repurchased - share-based compensation plans	(15,105)	(4,604)
Tax benefit from share-based compensation plans	3,154	1,213
Distributions to noncontrolling interests	(11,249)	(12,482)
Dividends paid	(1,370)	(1,456)
Net cash provided by financing activities	94,085	92,480
Effect of exchange rate changes on cash	(4,417)	(5,268)
Increase in cash and cash equivalents	14,012	45,417
Cash and cash equivalents, beginning of the period	581,872	680,470
Cash and cash equivalents, end of the period	$595,884	$725,887
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2014	68,846	$183,023	$815,980	$(1,776)	$997,227	$135,572	$1,132,799
Net income			75,366		75,366	9,068	84,434
Foreign currency translation adjustment, net of tax of $2,516				(17,575)	(17,575)	(5,129)	(22,704)
Stock issued under employee stock plans	904	12,588			12,588		12,588
Common stock repurchased - share-based compensation plans	(294)	(6,713)			(6,713)		(6,713)
Tax benefit from employee share-based compensation, net		3,154			3,154		3,154
Share-based compensation expense		4,066			4,066		4,066
Distributions to noncontrolling interests						(11,249)	(11,249)
Repurchase of common stock	(1,783)	(56,977)	(67,515)		(124,492)		(124,492)
Dividends paid ($0.02 per share)			(1,370)		(1,370)		(1,370)
Balance at August 31, 2014	67,673	$139,141	$822,461	$(19,351)	$942,251	$128,262	$1,070,513
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2013	75,426	$202,396	$958,751	$(15,062)	$1,146,085	$140,522	$1,286,607
Net income			64,643		64,643	7,065	71,708
Foreign currency translation adjustment, net of tax of $2,536				(2,314)	(2,314)	2,562	248
Stock issued under employee stock plans	886	3,998			3,998		3,998
Common stock repurchased - share-based compensation plans	(341)	(5,413)			(5,413)		(5,413)
Tax benefit from employee share-based compensation, net		1,088			1,088		1,088
Share-based compensation expense		4,788			4,788		4,788
Distributions to noncontrolling interests						(12,482)	(12,482)
Repurchase of common stock	(3,051)	(40,009)	(104,388)		(144,397)		(144,397)
Dividends paid ($0.02 per share)			(1,456)		(1,456)		(1,456)
Balance at August 31, 2013	72,920	$166,848	$917,550	$(17,376)	$1,067,022	$137,667	$1,204,689
See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— Global Payments Inc. is a worldwide provider of payment solutions for merchants, value-added resellers, enterprise software providers, financial institutions, government agencies, multi-national corporations and independent sales organizations ("ISOs") located throughout North America, Brazil, Europe and the Asia-Pacific region. We provide payment and digital commerce solutions and operate in two business segments: North America merchant services and International merchant services.

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

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made.  These adjustments consist of normal recurring accruals and estimates that impact the carrying value of assets and liabilities.  We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

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

Revenue recognition— Our two merchant services segments primarily provide processing solutions for credit cards, debit cards, electronic payments and check-related services. Revenue is recognized as such services are performed. Revenue for processing services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. Our primary business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of ISOs that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. Revenue from credit cards and signature debit cards is generally based on a percentage of transaction value along with other related fees, while revenue from PIN-based debit cards is typically based on a fee per transaction.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include reserve funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with guidelines set by the card networks. As of August 31, 2014 and May 31, 2014, our cash and cash equivalents included $180.1 million and $124.7 million, respectively, related to Merchant Reserves.

Certain of our member sponsors hold Merchant Reserves on our behalf. In these instances, neither the Merchant Reserve cash nor the corresponding liability appears on our consolidated balance sheet; however, we have access to the collateral in the event that we incur a merchant loss.

Our cash and cash equivalents include settlement related cash balances. Settlement related cash balances represent surplus funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Please see Note 2 - Settlement Processing Assets and Obligations.

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

As of January 1, 2014, we elected to apply the qualitative goodwill impairment assessment guidance in Accounting Standards Codification ("ASC") 350-20, Goodwill, for each of our reporting units. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, a two-step quantitative test is required. In the first step, the reporting unit's carrying amount, including goodwill, is compared to its fair value. If the carrying amount of the reporting unit is greater than its fair value, goodwill is considered impaired and step two must be performed. Step two measures the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of the fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of the goodwill. The excess of the carrying amount over the implied fair value of the goodwill is the impairment loss.

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

Our goodwill impairment testing involves the use of estimates and the exercise of judgment on the part of management. Our assessment of the qualitative factors discussed above, involves significant judgments about expected future business performance and general market conditions. Significant changes in our assessment of such qualitative factors could affect our assessment of the fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), acquired technology and trademarks associated with acquisitions. Customer-related intangible assets, contract-based intangible assets and trademarks are amortized over their estimated useful lives from 5 to 30 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks are based on our plans to phase out the trademarks in the applicable markets. Acquired technology is amortized on a straight-line basis over its estimated useful life.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at August 31, 2014 and May 31, 2014.

Earnings per share— Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended August 31, 2014 excludes 0.2 million shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. There were no such antidilutive stock options during the three months ended August 31, 2013. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three months ended August 31, 2014 and August 31, 2013:

	Three Months Ended
	August 31, 2014	August 31, 2013
	(in thousands)

Basic weighted average shares outstanding	68,146	73,765
Plus: Dilutive effect of stock options and other share-based awards	471	524
Diluted weighted average shares outstanding	68,617	74,289

Repurchased shares— We account for the retirement of repurchased shares using the par value method under which we allocate the cost of repurchased and retired shares between paid-in capital and retained earnings by comparing the price of shares repurchased to the original issue proceeds of those shares. When the repurchase price of the shares repurchased is greater than the original issue proceeds, the excess is charged to retained earnings. We use a last-in, first-out cost flow assumption to identify the original issue proceeds to the cost of the shares repurchased. We believe that this allocation method is preferable because it more accurately reflects our paid-in capital balances by allocating the cost of the shares repurchased and retired to paid-in capital in proportion to paid-in capital associated with the original issuance of said shares.

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in ASU 2014-08 change the requirements for reporting discontinued operations in ASC 205-20. The amendments change the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments require expanded disclosures for discontinued operations and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as "held for sale") that have not been reported in financial statements previously issued or available for issuance. As permitted by the standard, we elected to early adopt the provisions of ASU 2014-08 as of June 1, 2014 and are applying the provisions prospectively. Adoption of this ASU did not have a material impact on our consolidated financial statements.

NOTE 2—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

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

Timing differences, interchange expense, Merchant Reserves and exception items cause differences between the amount received from the card networks and the amount funded to the merchants. These intermediary balances arising in our settlement process for direct merchants are reflected as settlement processing assets and obligations on our balance sheet. Settlement processing assets and obligations include the components outlined below:

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

•
Reserve for operating losses - our allowance for charges or losses that we are not able to collect from the merchants due to merchant fraud, insolvency, bankruptcy or any other merchant-related reason.

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

	August 31, 2014	May 31, 2014
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$205,411	$217,806
Receivable from Members	348,821	206,322
Receivable from networks	649,243	430,763
Exception items	20,114	5,573
Merchant Reserves	(81,981)	(79,547)
	$1,141,608	$780,917

Settlement processing obligations:
Interchange reimbursement	$54,801	$54,459
Liability to Members	(12,621)	(5,490)
Liability to merchants	(580,900)	(407,651)
Exception items	5,219	6,313
Merchant Reserves	(98,130)	(96,622)
Reserve for operating losses	(1,788)	(1,725)
Reserves for sales allowances	(642)	(601)
	$(634,061)	$(451,317)

NOTE 3—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS AND JOINT VENTURES

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

In late fiscal 2014, CaixaBank completed its initial funding commitment. During the three months ended August 31, 2014, CaixaBank and Global Payments each made an additional investment of $3.9 million in Comercia Global Payments Brazil to fund the ongoing operations of the business.

American Express Portfolio

On October 24, 2013, we acquired a merchant portfolio in the Czech Republic from American Express Limited for $1.9 million. The acquired assets have been classified as customer-related intangible assets and contract-based intangible assets with estimated amortization periods of 10 years.

PayPros

On March 4, 2014, we completed the acquisition of 100% of the outstanding stock of Payment Processing, Inc. ("PayPros") for $420.0 million in cash plus $6.5 million in cash for working capital. We funded the acquisition with a combination of cash on hand and proceeds from our Term Loan. PayPros, based in California, is a provider of fully-integrated payment solutions for small-to-medium sized merchants in the United States.  PayPros delivers its products and services through a network of technology-based enterprise software partners to vertical markets that are complementary to the markets served by Accelerated Payment Technologies, which we acquired in October 2012. We acquired PayPros to expand our direct distribution capabilities in the United States and to further enhance our existing integrated solutions offerings. This acquisition was recorded as a business combination, and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this transaction, the allocation of the purchase price is preliminary pending final valuation of deferred income taxes. The purchase price of PayPros was determined by analyzing the historical and prospective financial statements. Acquisition costs associated with this purchase were not material.

The following table summarizes the preliminary purchase price allocation (in thousands):

Goodwill	$270,991
Customer-related intangible assets	147,500
Contract-based intangible assets	30,200
Acquired technology	10,800
Fixed assets	1,680
Other assets	4,229
Total assets acquired	465,400
Deferred income taxes	(38,948)
Net assets acquired	$426,452

The preliminary purchase price allocation resulted in goodwill, included in the North America merchant services segment, of $271.0 million. Such goodwill is attributable primarily to synergies with the services offered and markets served by PayPros. The goodwill associated with the acquisition is not deductible for tax purposes. The customer-related intangible assets and the contract-based intangible assets have an estimated amortization period of 13 years. The acquired technology has an estimated amortization period of 7 years.

The following pro forma information shows the results of our operations for the three months ended August 31, 2013 as if the PayPros acquisition had occurred June 1, 2013. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Unaudited
	August 31, 2013	August 31, 2013
	(Actual)	(Pro forma)
	(in thousands, except per share data)
Total revenues	$629,685	$652,748
Net income attributable to Global Payments	$64,643	$62,590

Net income per share attributable to Global Payments, basic	$0.88	$0.85
Net income per share attributable to Global Payments, diluted	$0.87	$0.84

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of August 31, 2014 and May 31, 2014, goodwill and intangible assets consisted of the following:

	August 31, 2014	May 31, 2014
	(in thousands)
Goodwill	$1,324,374	$1,337,285
Other intangible assets:
Customer-related intangible assets	$708,157	$714,704
Trademarks	5,575	6,140
Acquired technology	25,800	25,700
Contract-based intangible assets	142,468	145,967
	882,000	892,511
Less accumulated amortization:
Customer-related intangible assets	328,293	317,629
Trademarks	4,239	4,147
Acquired technology	4,413	3,531
Contract-based intangible assets	33,790	32,031
	370,735	357,338
	$511,265	$535,173

The following table sets forth the changes in the carrying amount of goodwill for the three months ended August 31, 2014:

	North America Merchant Services	International Merchant Services	Total
	(in thousands)
Balance at May 31, 2014	$786,655	$550,630	$1,337,285
Accumulated impairment losses	—	—	—
	786,655	550,630	1,337,285

Adjustment(1)	(586)	—	(586)
Effect of foreign currency translation	(282)	(12,043)	(12,325)
Balance at August 31, 2014	$785,787	$538,587	$1,324,374

(1) During the three months ended August 31, 2014, we recorded an adjustment to decrease goodwill by $0.6 million in connection with the finalization of the intangible asset valuation and the working capital settlement associated with the purchase price allocation for the PayPros acquisition.

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

As of August 31, 2014 and May 31, 2014, outstanding debt consisted of the following:

	August 31, 2014	May 31, 2014
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$170,000	$140,000
Short-term lines of credit	652,157	440,128
Total lines of credit	822,157	580,128
Notes payable	—	3,679
Term loan	1,250,000	1,250,000
Total debt	$2,072,157	$1,833,807

Current portion	$683,407	$457,805
Long-term debt	1,388,750	1,376,002
Total debt	$2,072,157	$1,833,807

On February 28, 2014, we entered into an amended and restated term loan agreement ("Term Loan") and an amended and restated credit agreement ("Corporate Credit Facility") with a syndicate of financial institutions. The Term Loan and the Corporate Credit Facility amended and restated the Term Loan agreement dated September 28, 2012 and the credit agreement dated December 7, 2010, respectively.

The Term Loan is a five-year senior unsecured $1.25 billion Term Loan. We used proceeds from the Term Loan to partially fund our acquisition of PayPros on March 4, 2014 and to repay the outstanding balances on our previously existing revolving credit facility and our previously existing Term Loan.

The Term Loan expires February 28, 2019 and bears interest, at our election, at either the London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of August 31, 2014, the interest rate on the Term Loan was 1.62%. Commencing in May 2015 and ending in November 2018, the Term Loan has scheduled quarterly principal payments of 1.25%, increasing up to 2.50%. At maturity, 27.5% of the Term Loan will have been repaid through scheduled amortization and the remaining principal balance will be due. With notice, the Term Loan may be voluntarily prepaid at any time, in whole or in part, without penalty.

The Corporate Credit Facility is a five-year senior unsecured revolving $1.0 billion revolving credit facility that expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. Borrowing under the Corporate Credit Facility is available in various currencies. As of August 31, 2014, the outstanding balance on the Corporate Credit Facility was $170.0 million, and the interest rate was 1.62%. The Corporate Credit Facility is available for general corporate purposes.

The Corporate Credit Facility allows us to issue standby letters of credit of up to $100.0 million in the aggregate. Outstanding letters of credit under the Corporate Credit Facility reduce the amount of borrowings available to us. At August 31, 2014 and May 31, 2014, we had standby letters of credit of $8.2 million and $8.1 million, respectively. The total available incremental borrowings under our Corporate Credit Facility at August 31, 2014 and May 31, 2014 was $821.8 million and $851.9 million, respectively.

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

Short-term Lines of Credit

We have short-term lines of credit with banks in the United States and Canada as well as several countries in Europe and Asia in which we do business. The short-term lines of credit, which are primarily used to fund settlement, generally have variable short-term interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining compliance with the credit limit. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. As of August 31, 2014, we had $639.0 million of additional borrowing capacity under our short-term lines of credit to fund settlement.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and Term Loan. Our Term Loan and Corporate Credit Facility include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00 (3.75 to 1.00 in the case of a business acquisition, subject to certain conditions) and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with all applicable covenants as of and for the three months ended August 31, 2014 and May 31, 2014.

NOTE 6—INCOME TAX

Our effective tax rates were 26.3% and 30.3% for the three months ended August 31, 2014 and August 31, 2013, respectively. The effective tax rate for the three months ended August 31, 2013 reflects additional income tax expense we recorded as a result of the reduction of certain U.K. deferred tax assets due to enacted corporate tax rate reductions in the United Kingdom of 3%. The U.K. corporate tax rate reduction reached completion during our first quarter of 2013 and is not reflected in the effective tax rate for the three months ended August 31, 2014. Our effective tax rate differs from the U.S. statutory rate due to domestic and international tax planning initiatives and income generated in international jurisdictions with lower tax rates.

As of August 31, 2014 and May 31, 2014, other long-term liabilities included liabilities for unrecognized income tax benefits of $68.8 million and $67.6 million, respectively. During the three months ended August 31, 2014, we recognized an increase in liabilities of $1.2 million for unrecognized income tax benefits. During the three months ended August 31, 2014 and August 31, 2013, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were insignificant.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world, including, without limitation, the United States, the United Kingdom and Canada. We are no longer subject to state income tax examinations for years ended on or before May 31, 2006 and are no longer subject to U.S. federal income tax examinations by the U.S. Internal Revenue Service for fiscal years prior to 2012.

NOTE 7—SHAREHOLDERS’ EQUITY

During the three months ended August 31, 2014, we repurchased and retired 1.8 million shares of our common stock at a cost of $124.5 million, or an average of $69.82 per share, including commissions. During the three months ended August 31, 2013, we repurchased and retired 3.1 million shares of our common stock at a cost of $144.4 million, or an average of $47.33 per share, including commissions. As of August 31, 2014, we had $245.1 million of remaining authorized share repurchases.

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

As of August 31, 2014, we had awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis over the vesting period.

Non-qualified stock options and restricted stock have been granted to officers, key employees and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the "2000 Plan"), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the "2005 Plan"), the Amended and Restated 2000 Non-Employee Director Stock Option Plan (the "Director Stock Option Plan"), and the Global Payments Inc. 2011 Incentive Plan (the "2011 Plan") (collectively, the "Plans"). There were no further grants made under the 2000 Plan after the 2005 Plan was effective, and the Director Stock Option Plan expired by its terms on February 1, 2011. There will be no future grants under the 2000 Plan, the 2005 Plan or the Director Stock Option Plan.

The 2011 Plan permits grants of equity to employees, officers, directors and consultants. A total of 7.0 million shares of our common stock was reserved and made available for issuance pursuant to awards granted under the 2011 Plan.

The following table summarizes the share-based compensation cost charged to income and the related total income tax benefit recognized for stock options, restricted stock awards, performance units and TSR units (each as defined below), and shares issued under our employee stock purchase plan.

	Three Months Ended
	August 31, 2014	August 31, 2013
	(in millions)
Share-based compensation expense	$4.1	$4.8
Income tax benefit	$3.3	$1.1

We award shares and performance units pursuant to the Plans under what we refer to as our "long-term incentive plan." The awards are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s award certificate. The grant date fair value of restricted stock awards is based on the quoted market value of our common stock at the award date.

Restricted Stock

Grants of restricted stock awards are subject to forfeiture if a grantee leaves our employment prior to expiration of the restricted period. Restricted stock awards that were granted before fiscal 2015 vest in equal installments on each of the first four anniversaries of the grant date. Restricted stock awards that were granted during fiscal 2015 will vest in equal installments on each of the first three anniversaries of the grant date.

Performance Units

Certain of our executives have been granted up to two types of "performance units" under our long-term incentive plan. "Performance units" are performance-based restricted stock units that, after a performance period, convert into a number of shares, which may or may not be restricted, that depends on the achievement of certain performance measures during the fiscal year. The target number of performance units and the market-based performance measures (at threshold, target, and maximum) are set by the Compensation Committee of our Board of Directors. Performance units are converted to restricted stock grants only after the Compensation Committee certifies our performance based on its pre-established goals.

The performance units granted to certain executives in fiscal 2014 were based on a one-year performance period. After the Compensation Committee certified the performance results, these performance units converted into restricted shares, 25% of which vest after the certification date of performance results.  The remaining 75% vest in equal installments on each of the next three anniversaries of the conversion date. Depending on the achievement of the performance measures, the grantee may earn as little as 0% and up to a maximum of 200% of the target number of shares. As of August 31, 2014, all performance units granted in fiscal 2014 had converted into restricted shares.

The performance units granted to certain executives during the three months ended August 31, 2014 were based on a three-year performance period. After the Compensation Committee certifies the performance results, these performance units will convert into fully-vested shares of common stock. The Compensation Committee may set a range of possible performance-based outcomes for the award. Depending on the achievement of the performance measures, the grantee may earn as little as 0% and up to a maximum of 200% of the target number of shares. We recognize compensation expense over the performance period based on the fair value of the award at the grant date based on the number of shares expected to be earned according to the level of achievement of performance goals. If our expectations were to change at any time during the performance period, we would make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

TSR Units

Certain of our executives have been granted “TSR units,” which are performance-based restricted stock units that are earned based on our total shareholder return over a three-year performance period compared to companies in the S&P 500. Once the performance results are certified, TSR units convert into fully-vested shares of our common stock. Depending on our performance, the grantee may earn as little as 0% and up to a maximum of 200% of the target number of shares. The target number of TSR units for each executive is set by the Compensation Committee of our Board of Directors and a monte carlo simulation is used to calculate the estimated share payout.

The following table summarizes the changes in unvested share-based awards for the three months ended August 31, 2014 (shares in thousands):

	Shares	Weighted Average Grant-Date Fair Value

Unvested at May 31, 2014	877	$45
Granted	327	72
Vested	(293)	44
Forfeited	(6)	48
Unvested at August 31, 2014	905	$55

The total fair value of share-based awards vested during the three months ended August 31, 2014 and August 31, 2013 was $13.0 million and $14.7 million, respectively.

We recognized compensation expense for share-based awards of $3.7 million and $4.3 million in the three months ended August 31, 2014 and August 31, 2013, respectively. As of August 31, 2014, there was $48.6 million of total unrecognized compensation cost related to unvested share-based awards that is expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. The price for shares purchased under the plan is 85% of the market value on the last day of each calendar quarter. As of August 31, 2014, 1.1 million shares had been issued under this plan, with 1.3 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.2 million and $0.1 million in the three months ended August 31, 2014 and August 31, 2013, respectively.

The weighted average grant-date fair value of each designated share purchased under this plan during the three months ended August 31, 2014 and August 31, 2013 was approximately $7, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have 10-year terms. Stock options that were granted before fiscal 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during fiscal 2015 vest in equal installments on each of the first three anniversaries of the grant date. During the three months ended August 31, 2014, we granted 0.2 million stock options for the first time since fiscal 2011. Our stock option plans provide for accelerated vesting under certain conditions.

The following is a summary of our stock option activity as of and for the three months ended August 31, 2014:

	Options	Weight Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31, 2014	766	$41	3.8	$21.3
Granted	153	72
Forfeited	(7)	23
Exercised	(280)	41
Outstanding at August 31, 2014	632	$48	5.2	$15.5

Options vested and exercisable at August 31, 2014	473	$41	3.7	$15.2

The aggregate intrinsic value of stock options exercised during the three months ended August 31, 2014 and August 31, 2013 was $8.1 million and $5.0 million, respectively. As of August 31, 2014, we had $2.1 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 3.7 years. We recognized compensation expense for stock options of $0.1 million and $0.3 million in the three months ended August 31, 2014 and August 31, 2013, respectively.

The weighted average grant-date fair value of each option granted during the three months ended August 31, 2014 was $17. The fair value of each option granted during the three months ended August 31, 2014 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the respective period:

Risk-free interest rates	1.57%
Expected volatility	23.65%
Dividend yields	0.13%
Expected lives	5 years

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

NOTE 9—SEGMENT INFORMATION

General Information

We operate in two reportable segments: North America merchant services and International merchant services. The merchant services segments primarily offer processing solutions for credit cards, debit cards and check-related services.

Information About Profit and Assets

We evaluate performance and allocate resources based on the operating income of each segment. The operating income of each segment includes the revenues of the segment less those expenses that are directly related to those revenues. Operating overhead, shared costs and certain compensation costs are included in Corporate in the following table. Interest and other income, interest and other expense and provision for income taxes are not allocated to the individual segments. We do not evaluate performance or allocate resources using segment asset data. The accounting policies of the reportable segments are the same as those described in our Annual Report on Form 10-K for the year ended May 31, 2014 and our summary of significant accounting policies in Note 1 of the notes to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three months ended August 31, 2014 and August 31, 2013:

	Three Months Ended
	August 31, 2014	August 31, 2013
	(in thousands)

Revenues:
United States	$414,042	$363,833
Canada	89,965	86,672
North America merchant services	504,007	450,505

Europe	162,787	143,188
Asia-Pacific	38,101	35,992
International merchant services	200,888	179,180
Consolidated revenues	$704,895	$629,685

Operating income (loss) for segments:
North America merchant services	$77,937	$69,699
International merchant services(1)	73,602	61,541
Corporate	(27,141)	(23,856)
Consolidated operating income	$124,398	$107,384

Depreciation and amortization:
North America merchant services	$20,476	$13,455
International merchant services	12,490	13,343
Corporate	1,600	1,576
Consolidated depreciation and amortization	$34,566	$28,374

(1) During the three months ended August 31, 2014, operating income for the International merchant services segment includes a $2.9 million gain on the sale of a component of our Russia business that leased automated teller machines to our sponsor bank in Russia. The gain is presented in the “Sales, general and administrative” line in the Consolidated Statements of Income.

NOTE 10—SUBSEQUENT EVENTS

On September 15, 2014, we announced the acquisition of Ezi Holdings Pty Ltd ("Ezidebit") for AU$305.0 million in cash, subject to certain adjustments set forth in the related purchase agreement. Upon closing, which is expected to occur during the second quarter of fiscal 2015, Ezidebit will become our indirect wholly owned subsidiary. Founded in 1998, Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. We will record this transaction as a business combination and will allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We expect to fund this acquisition through a combination of available cash and borrowings on our Corporate Credit Facility.

On September 30, 2014, we, through our indirect, wholly owned subsidiary, entered into an asset purchase agreement with Certegy Check Services, Inc., a Delaware corporation and wholly owned subsidiary of Fidelity National Information Services, Inc. (NYSE:FIS), to acquire its gaming business (the “FIS Gaming Business”). The FIS Gaming Business includes 260 gaming client locations and provides a comprehensive suite of services that are designed for the gaming industry. Pursuant to the terms of the asset purchase agreement, we will acquire substantially all of the assets of the FIS Gaming Business, comprised of its customer contracts and certain tangible assets. The purchase price, prior to taking into account the expected realization of tax benefits resulting from the transaction is $236.5 million, subject to certain adjustments at closing as set forth in the asset purchase agreement. The acquisition is expected to close during the fourth quarter of fiscal 2015, subject to the receipt of regulatory approvals and the satisfaction of closing conditions. We will record this transaction as a business combination and will allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We intend to fund the acquisition through operating cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated by our forward-looking statements. See "Special Cautionary Notice Regarding Forward-Looking Statements" below for additional information.

General

We are one of the largest worldwide providers of payment solutions for merchants, value-added resellers, enterprise software providers, financial institutions, government agencies, multi-national corporations and independent sales organizations ("ISOs") located throughout North America, Brazil, Europe and the Asia-Pacific region. We provide payment and digital commerce solutions and operate in two business segments: North America merchant services and International merchant services.

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

Our offerings enable merchants to accept card, electronic, check and digital-based payments at the point of sale. Our primary business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of ISOs that, in turn, resell our products and services, in which case the financial institutions and select ISOs are our end customers. These particular services are marketed in the United States, Canada and parts of Europe.

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

Our products and services are marketed through a variety of sales channels that include a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value added resellers, ISOs, as well as proprietary telesales groups. We seek to leverage the continued shift to electronic payments by expanding market share in our existing markets through our distribution channels or through acquisitions in North America, the Asia-Pacific region and Europe, and investing in and leveraging technology and people. We also seek to enter new markets through acquisitions in Europe and the Asia-Pacific and Latin America regions.

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

Executive Overview

For the three months ended August 31, 2014, revenues increased 11.9% to $704.9 million from $629.7 million for the prior year, reflecting growth in most of our markets.

Consolidated operating income was $124.4 million for the three months ended August 31, 2014 compared to $107.4 million for the prior year. Net income attributable to Global Payments increased $10.8 million, or 16.7%, to $75.4 million for the three months ended August 31, 2014 from $64.6 million in the prior year. Diluted earnings per share increased $0.23 to $1.10 for the three months ended August 31, 2014 from $0.87 for the three months ended August 31, 2013.

North America merchant services segment revenue increased $53.5 million, or 11.9%, to $504.0 million for the three months ended August 31, 2014 from $450.5 million for the three months ended August 31, 2013. North America merchant services segment operating income increased to $77.9 million for the three months ended August 31, 2014 from $69.7 million for the three months ended August 31, 2013, with operating margins of 15.5% for both the three months ended August 31, 2014 and August 31, 2013. The growth in the North America merchant services segment is primarily due to growth in our U.S direct channels, including Payment Processing, Inc. ("PayPros"), which we acquired on March 4, 2014, and growth in Canada, which was primarily due to selective pricing initiatives, partially offset by unfavorable changes in exchange rates.

International merchant services segment revenue increased $21.7 million, or 12.1%, to $200.9 million for the three months ended August 31, 2014 from $179.2 million for the three months ended August 31, 2013. International merchant services operating income also increased to $73.6 million for the three months ended August 31, 2014 from $61.5 million for the three months ended August 31, 2013, with operating margins of 36.6% and 34.3% for the three months ended August 31, 2014 and August 31, 2013, respectively. The growth in the International merchant services segment is primarily due to growth in Europe and in our e-commerce channel. Revenue growth in Europe was partially driven by favorable changes in exchange rates, particularly in the United Kingdom and Spain.

On September 15, 2014, we announced the acquisition of Ezi Holdings Pty Ltd ("Ezidebit") for AU$305.0 million in cash, subject to certain adjustments set forth in the related purchase agreement. Upon closing, which is expected to occur during the second quarter of fiscal 2015, Ezidebit will become our indirect wholly owned subsidiary. Founded in 1998, Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. We expect to fund this acquisition through a combination of available cash and borrowings on our corporate credit facility.

On September 30, 2014, we, through our indirect, wholly owned subsidiary, entered into an asset purchase agreement with Certegy Check Services, Inc., a Delaware corporation and wholly owned subsidiary of Fidelity National Information Services, Inc. (NYSE:FIS), to acquire its gaming business (the “FIS Gaming Business”). The FIS Gaming Business includes 260 gaming client locations and provides a comprehensive suite of services that are designed for the gaming industry. Pursuant to the terms of the asset purchase agreement, we will acquire substantially all of the assets of the FIS Gaming Business, comprised of its customer contracts and certain tangible assets. The purchase price, prior to taking into account the expected realization of tax benefits resulting from the transaction is $236.5 million, subject to certain adjustments at closing as set forth in the asset purchase agreement. The acquisition is expected to close during the fourth quarter of fiscal 2015, subject to the receipt of regulatory approvals and the satisfaction of closing conditions. We intend to fund the acquisition through operating cash flows.

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

In indirect merchant acquiring, the partner, typically a financial institution or an ISO, is our customer. We provide processing services to the indirect customer's merchants, but do not provide sponsorship or funds settlement. We bill the indirect customer fees for transactions and various other services, which is recognized as revenue.

Operating Expenses

Cost of Service

Cost of service consists primarily of salaries, wages and related expenses paid to operations and technology-related personnel, including those who monitor our transaction processing systems and settlement functions; assessments and other fees paid to card networks; transaction processing systems, including third-party services; network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets and provisions for operating losses.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of commissions paid to ISOs, independent contractors, and other third parties; salaries, wages and related expenses paid to sales personnel; non-revenue producing customer support functions and administrative employees and management; other selling expenses; occupancy of leased space directly related to these functions;share-based compensation expense and advertising costs.

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

The following table shows key selected financial data for the three months ended August 31, 2014 and August 31, 2013, this data as a percentage of total revenues, and the changes between three months ended August 31, 2014 and August 31, 2013 in dollars and as a percentage of the prior year.

	Three Months Ended August 31, 2014	% of Revenue(1)	Three Months Ended August 31, 2013	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$414,042	58.7%	$363,833	57.8%	$50,209	13.8%
Canada	89,965	12.8%	86,672	13.8%	3,293	3.8%
North America merchant services	504,007	71.5%	450,505	71.5%	53,502	11.9%

Europe	162,787	23.1%	143,188	22.7%	19,599	13.7%
Asia-Pacific	38,101	5.4%	35,992	5.7%	2,109	5.9%
International merchant services	200,888	28.5%	179,180	28.5%	21,708	12.1%

Total revenues	$704,895	100%	$629,685	100%	$75,210	11.9%

Consolidated operating expenses:
Cost of service	$259,839	36.9%	$230,745	36.6%	$29,094	12.6%
Sales, general and administrative	320,658	45.5%	291,556	46.3%	29,102	10.0%
Operating income	$124,398	17.6%	$107,384	17.1%	$17,014	15.8%

Operating income (loss) for segments:
North America merchant services	$77,937		$69,699		$8,238	11.8%
International merchant services	73,602		61,541		12,061	19.6%
Corporate	(27,141)		(23,856)		(3,285)	13.8%
Operating income	$124,398		$107,384		$17,014	15.8%

Operating margin for segments:
North America merchant services	15.5%		15.5%		—%
International merchant services	36.6%		34.3%		2.3%

(1) Percentage amounts may not sum to the total due to rounding.

Revenues

For the three months ended August 31, 2014, revenues increased 11.9% to $704.9 million compared to the prior year, reflecting growth in most of our markets.

North America Merchant Services Segment

For the three months ended August 31, 2014, revenue from our North America merchant services segment increased 11.9% to $504.0 million compared to the prior year. U.S. revenue growth was driven by our direct channels, including PayPros. For the three months ended August 31, 2014, our Canadian revenue increased 3.8% to $90.0 million primarily due to selective pricing initiatives, partially offset by unfavorable changes in exchange rates.

International Merchant Services Segment

For the three months ended August 31, 2014, International merchant services revenue increased 12.1% to $200.9 million compared to the prior year. Our Europe merchant services revenue for the three months ended August 31, 2014 increased 13.7% to $162.8 million compared to the prior year, driven primarily by card transaction growth and revenue from dynamic currency conversion services in Spain, as well as growth in our e-commerce channel. Revenue growth in Europe was partially driven by favorable changes in exchange rates, particularly in the United Kingdom and Spain.

Asia-Pacific merchant services revenue of $38.1 million for the three months ended August 31, 2014 represents an increase of 5.9% compared to the prior year due largely to pricing increases and new assessments implemented in the second half of fiscal 2014 and growth in e-commerce transaction volume.

Operating Expenses

Cost of service increased 12.6% for the three months ended August 31, 2014 compared to the prior year, driven primarily by an increase in the variable costs associated with revenue growth and additional amortization expense and other incremental costs of service associated with our acquisition of PayPros. As a percentage of revenue, cost of service increased to 36.9% for the three months ended August 31, 2014 from 36.6% in the prior year.

Sales, general and administrative expenses increased 10.0% for the three months ended August 31, 2014 compared to the prior year primarily due to an increase in commission payments to third-party sales partners and incremental costs related to our acquisition of PayPros. As a percentage of revenues, sales, general and administrative expenses decreased to 45.5% for the three months ended August 31, 2014 from 46.3% in the prior year.

Operating Income and Operating Margin for Segments

North America Merchant Services Segment

Operating income in our North America merchant services segment increased 11.8% for the three months ended August 31, 2014 compared to the prior year. The increase in operating income was primarily due to the increase in transactions and volume in our U.S. direct channels, including PayPros, as well as growth in Canada, which was primarily due to selective pricing initiatives, partially offset by unfavorable changes in exchange rates. The increase in operating income was partially offset by amortization and other incremental operating costs associated with PayPros. The operating margin was 15.5% for both the three months ended August 31, 2014 and August 31, 2013.

International Merchant Services Segment

Operating income in our International merchant services segment increased 19.6% to $73.6 million for the three months ended August 31, 2014 compared to the prior year. The increase in operating income was driven primarily by revenue growth in Europe, partially driven by favorable changes in exchange rates, particularly in the United Kingdom and Spain. The operating margin was 36.6% and 34.3% for the three months ended August 31, 2014 and August 31, 2013, respectively.

Corporate

Corporate expenses increased 13.8% to $27.1 million for the three months ended August 31, 2014 compared to $23.9 million in the prior year, primarily due to the settlement of a legal claim in the current year period.

Operating Income

For the three months ended August 31, 2014, our consolidated operating income increased 15.8% to $124.4 million from $107.4 million in the prior year. The increase was primarily due to revenue growth in our North America and International merchant services segments partially offset by higher variable costs of services associated with revenue growth, higher amortization expense and other incremental operating costs associated with PayPros.

Other Income/Expense, Net

Other expense, net, increased to $9.8 million for the three months ended August 31, 2014 compared to $4.5 million in the prior year. The increase during the three months ended August 31, 2014 was due primarily to losses of $3.5 million associated with our equity method investment in Comercia Global Payments Brazil, an unconsolidated subsidiary which incurred costs associated with the renegotiation of certain contracts to increase operational efficiency.

Provision for Income Taxes

Our effective tax rates were 26.3% and 30.3% for the three months ended August 31, 2014 and August 31, 2013, respectively. The effective tax rate for the three months ended August 31, 2013 reflects the reduction to certain U.K. deferred tax assets due to enacted corporate tax rate reductions in the U.K. of 3%. The U.K. tax rate reduction reached completion last year and is not reflected for the effective tax rate for the three months ended August 31, 2014. Our effective tax rate differs from the U.S. statutory rate due to domestic and international tax planning initiatives and income generated in international jurisdictions with lower tax rates.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax increased to $9.1 million from $7.1 million for the three months ended August 31, 2014 and August 31, 2013, respectively.

Liquidity and Capital Resources

A significant portion of our liquidity comes from operating cash flows. Cash flow from operations is used to make planned capital investments in our business, pursue acquisitions that meet our corporate objectives, pay down debt, repurchase shares of our common stock and pay dividends, each at the discretion of our Board of Directors. Accumulated cash balances are invested in high quality and marketable short-term instruments.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. Short-term lines of credit are used in certain of our markets to fund settlement. Other bank financing, such as our corporate credit facility and our Term Loan, are used for general corporate purposes and to fund acquisitions. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise.

At August 31, 2014, we had cash and cash equivalents totaling $595.9 million. Of this amount, we consider $265.6 million to be available cash.

Available cash excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). At August 31, 2014, our cash and cash equivalents included $180.1 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks.

Our available cash balance includes $224.4 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-U.S. acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

Operating activities used net cash of $63.5 million for the three months ended August 31, 2014 compared to $23.2 million during the three months ended August 31, 2013 primarily due to an increase in cash to fund settlement offset by a decrease in cash used to fund payables and other accrued liabilities and growth in our earnings. Fluctuations in settlement assets and obligations are largely due to timing of month end cut-off.

Net cash used in investing activities decreased from $18.6 million for the three months ended August 31, 2013 to $12.2 million for the three months ended August 31, 2014. During the three months ended August 31, 2014, we received $10.4 million in proceeds from the sale of a component of our Russia business that leased automated teller machines to our sponsor bank in Russia. In the current year period, we also made an additional investment of $3.9 million in Comercia Global Payments Brazil.

For the three months ended August 31, 2014, financing activities provided $94.1 million in cash compared to $92.5 million in cash in the prior year. During the three months ended August 31, 2014, net borrowings on short-term lines of credit used to fund settlement were $212.0 million compared to $141.0 million in the prior year. Fluctuations in short-term lines of credit are largely due to timing of month end cut-off on settlement. During the three months ended August 31, 2014, net borrowings under long-term debt were $26.3 million compared to $108.5 million in the prior year. Proceeds from issuance of long-term debt and principal payments under long-term debt generally reflect borrowings and repayments made under our corporate revolving line of credit. The net proceeds from these borrowing activities were offset by common stock repurchases of $132.3 million during the three months ended August 31, 2014 and $143.7 million in the prior year.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned improvements for the foreseeable future. During fiscal year 2015, we expect capital expenditures to approximate $95.0 million.

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2014 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Long-Term Debt and Credit Facilities

As of August 31, 2014 and May 31, 2014, outstanding debt consisted of the following:

	August 31, 2014	May 31, 2014
Lines of credit:	(in thousands)
Corporate credit facility - long-term	$170,000	$140,000
Short-term lines of credit	652,157	440,128
Total lines of credit	822,157	580,128
Notes payable	—	3,679
Term loan	1,250,000	1,250,000
Total debt	$2,072,157	$1,833,807

Current portion	$683,407	$457,805
Long-term debt	1,388,750	1,376,002
Total debt	$2,072,157	$1,833,807

The term loan is a five-year senior unsecured $1.25 billion term loan that expires February 28, 2019 and bears interest, at our election, at either the London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of August 31, 2014, the interest rate on the term loan was 1.62%. Commencing in May 2015 and ending in November 2018, the term loan has scheduled quarterly principal payments of 1.25%, increasing up to 2.50%. At maturity, 27.5% of the term loan will have been repaid through scheduled amortization and the remaining principal balance will be due. With notice, the term loan may be voluntarily prepaid at any time, in whole or in part, without penalty.

The corporate credit facility is a five-year senior unsecured $1.0 billion revolving credit facility that expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. Borrowing under the corporate credit facility is available in various currencies. As of August 31, 2014, the outstanding balance on the corporate credit facility was $170.0 million, and the interest rate was 1.62%. The corporate credit facility is available for general corporate purposes.

The corporate credit facility allows us to issue standby letters of credit of up to $100.0 million in the aggregate. Outstanding letters of credit under the corporate credit facility reduce the amount of borrowings available to us. At August 31, 2014 and May 31, 2014, we had standby letters of credit of $8.2 million and $8.1 million, respectively. The total available incremental borrowings under our corporate credit facility at August 31, 2014 and May 31, 2014 was $821.8 million and $851.9 million, respectively.

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

Short-term Lines of Credit

We have short-term lines of credit with banks in the United States and Canada as well as several countries in Europe and Asia in which we do business. The short-term lines of credit, which are primarily used to fund settlement, generally have variable short-term interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining compliance with the credit limit. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. As of August 31, 2014, we had $639.0 million of additional borrowing capacity under our short-term lines of credit to fund settlement.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loan. Our term loan and corporate credit facility agreements include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00 (3.75 to 1.00 in the case of a business acquisition, subject to certain conditions) and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with all applicable covenants as of and for the three ended August 31, 2014 and August 31, 2013.

Critical Accounting Estimates

In applying the accounting policies that we use to prepare our consolidated financial statements, we necessarily make accounting estimates that affect our reported amounts of assets, liabilities, revenues and expenses. Some of these accounting estimates require us to make assumptions about matters that are highly uncertain at the time we make the accounting estimates. We base these assumptions and the resulting estimates on historical information and other factors that we believe to be reasonable under the circumstances, and we evaluate these assumptions and estimates on an ongoing basis. In many instances, however, we reasonably could have used different accounting estimates, and, in other instances, changes in our accounting estimates could occur from period to period, with the result in each case being a material change in the financial statement presentation of our financial condition or results of operations. We refer to accounting estimates of this type as “critical accounting estimates."

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three months ended August 31, 2014, we did not adopt any new critical accounting policies, did not change any critical accounting policies and did not change the application of any critical accounting policies from the year ended May 31, 2014. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2014 and our summary of significant accounting policies in Note 1 of the notes to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

Special Cautionary Notice Regarding Forward-Looking Statements

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Investors are cautioned that some of the statements we use in this report contain forward-looking statements and are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties, are predictive in nature, and depend upon or refer to future events or conditions. You can sometimes identify forward-looking statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. Important factors that may cause actual events or results to differ materially from those anticipated by our forward-looking statements include our potential failure to safeguard our data; increased competition from nontraditional competitors; our ability to update our products and services in a timely manner; potential systems interruptions or failures; software defects or undetected errors; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; increased merchant, referral partner or ISO attrition; our ability to increase our share of existing markets and expand into new markets; unanticipated increases in chargeback liability; increases in credit card network fees; changes in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations; loss of key personnel; and other risk factors presented in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, which we advise you to review.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We specifically disclaim any obligation to release publicly the results of any revisions to our forward-looking statements.

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments thereto can be viewed and printed from the investor information section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance, including our senior financial officers’ code of ethics, are also available in the investor information section of our website. Copies of our filings and specified exhibits and these corporate governance materials are also available, free of charge, by writing or calling us using the address or phone number on the cover of this Form 10-Q. You may also telephone our investor relations office directly at (770) 829-8234. We are not including the information on our website as a part of, or incorporating it by reference into, this report.

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

NYSE Euronext
20 Broad Street
New York, NY 10005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates on our debt and cash investments. Our long-term debt bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Interest rates on our lines of credit are based on market rates and fluctuate accordingly. Under our current policies, we may selectively use interest rate derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have not historically used interest rate derivative instruments to manage exposure to interest rate changes, but we may do so in the future.

A substantial amount of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future.

Item 4. Controls and Procedures

As of August 31, 2014, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the first quarter of fiscal 2015, the approximate average price paid, including commissions, and the approximate dollar value remaining available for purchase are as follows:

Plan category	Total Number of Shares Purchased	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2014 - June 30, 2014	622,851	$70.79	622,851
July 1, 2014 - July 31, 2014	144,785	71.58	144,785
August 1, 2014 - August 31, 2014	1,014,946	69.00	1,014,946
Total	1,782,582	$69.82	1,782,582	$245,100,000

On July 29, 2014, we announced that our Board of Directors authorized up to $200.0 million of repurchases of our common stock in addition to any remaining balance of repurchase authorizations announced in previous quarters. During the three months ended August 31, 2014, we repurchased and retired 1.8 million shares of our common stock at a cost of $124.5 million, or an average of $69.82 per share, including commissions. As of August 31, 2014, we had $245.1 million of remaining authorized share repurchases.

Item 6. Exhibits

List of Exhibits

10.1*+	Second Amendment to Employment Agreement by and between the Company and Jeffrey S. Sloan, dated as of August 29, 2014.
10.2*+	Amendment to Employment Agreement by and between the Company and David E. Mangum, dated as of August 29, 2014.
10.3*+	Second Amendment to Key Position Agreement by and between the Company and Paul R. Garcia, dated as of June 6, 2014.
10.4*+	Amendment to Transition and Separation Agreement by and between the Company and Suellyn P. Tornay, dated as of July 31, 2014.
10.5*+	Form of Restricted Stock Award pursuant to the 2011 Incentive Plan for Senior Management (fiscal 2015).
10.6*+	Form of Restricted Stock Award pursuant to the 2011 Incentive Plan for Non-Senior Management (fiscal 2015).
10.7*+	Form of Restricted Stock Award pursuant to the 2011 Incentive Plan for California Employees (fiscal 2015).
10.8*+	Form of Restricted Stock Unit Award (fiscal 2015).
10.9*+	Form of Stock Option Award (fiscal 2015).
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Unaudited Consolidated Statements of Cash Flows; (iv) the Unaudited Consolidated Statements of Changes in Equity; and (v) the Notes to Unaudited Consolidated Financial Statements.

______________________
*     Filed herewith.
+    Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: October 2, 2014	/s/ Cameron M. Bready
Cameron M. Bready
Chief Financial Officer

Date: October 2, 2014	/s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer