Form 10-Q
period 2014-11-30
GLOBAL PAYMENTS INC
filed 2015-01-08
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of January 5, 2015 was 67,059,785.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended November 30, 2014

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	November 30, 2014	November 30, 2013

Revenues	$697,291	$634,122
Operating expenses:
Cost of service	257,796	235,170
Sales, general and administrative	315,511	294,045
Processing system intrusion	—	(7,000)
	573,307	522,215
Operating income	123,984	111,907
Other income (expense):
Interest and other income	1,282	5,288
Interest and other expense	(10,350)	(8,025)
	(9,068)	(2,737)
Income before income taxes	114,916	109,170
Provision for income taxes	(29,660)	(29,313)
Net income	85,256	79,857
Less: Net income attributable to noncontrolling interests, net of income tax	(10,475)	(5,960)
Net income attributable to Global Payments	$74,781	$73,897

Earnings per share attributable to Global Payments:
Basic	$1.11	$1.02
Diluted	$1.10	$1.02
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	November 30, 2014	November 30, 2013

Revenues	$1,402,186	$1,263,807
Operating expenses:
Cost of service	517,635	465,915
Sales, general and administrative	636,169	585,601
Processing system intrusion	—	(7,000)
	1,153,804	1,044,516
Operating income	248,382	219,291
Other income (expense):
Interest and other income	2,474	8,626
Interest and other expense	(21,360)	(15,904)
	(18,886)	(7,278)
Income before income taxes	229,496	212,013
Provision for income taxes	(59,806)	(60,448)
Net income	169,690	151,565
Less: Net income attributable to noncontrolling interest, net of income tax	(19,543)	(13,025)
Net income attributable to Global Payments	$150,147	$138,540

Earnings per share attributable to Global Payments:
Basic	$2.22	$1.90
Diluted	$2.20	$1.88
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended
	November 30, 2014	November 30, 2013

Net income	$85,256	$79,857
Other comprehensive income (loss):
Foreign currency translation adjustments	(92,634)	23,948
Income tax benefit (expense) related to foreign currency translation adjustments	4,774	(283)
Unrealized losses on hedging activities	(4,419)	—
Reclassification of losses on hedging activities to interest expense	531	—
Income tax benefit related to hedging activities	1,443	—
Other comprehensive income (loss), net of tax	(90,305)	23,665

Comprehensive income (loss)	(5,049)	103,522
Less: comprehensive income attributable to noncontrolling interests	(3,546)	(10,015)
Comprehensive income (loss) attributable to Global Payments	$(8,595)	$93,507

	Six Months Ended
	November 30, 2014	November 30, 2013

Net income	$169,690	$151,565
Other comprehensive income (loss):
Foreign currency translation adjustments	(117,855)	21,661
Income tax benefit related to foreign currency translation adjustments	7,291	2,253
Unrealized losses on hedging activities	(4,419)	—
Reclassification of losses on hedging activities to interest expense	531	—
Income tax benefit related to hedging activities	1,443	—
Other comprehensive income (loss), net of tax	(113,009)	23,914

Comprehensive income	56,681	175,479
Less: comprehensive income attributable to noncontrolling interests	(7,484)	(19,642)
Comprehensive income attributable to Global Payments	$49,197	$155,837
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30, 2014	May 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$644,469	$581,872
Accounts receivable, net of allowances for doubtful accounts of $469 and $401, respectively	197,053	214,574
Claims receivable, net	577	809
Settlement processing assets	1,122,321	780,917
Inventory	8,002	6,636
Deferred income taxes	12,761	12,963
Prepaid expenses and other current assets	40,072	45,673
Total current assets	2,025,255	1,643,444
Goodwill	1,483,615	1,337,285
Other intangible assets, net	542,992	535,173
Property and equipment, net	362,809	369,753
Deferred income taxes	95,161	101,928
Other	31,755	31,067
Total assets	$4,541,587	$4,018,650
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$530,721	$440,128
Current portion of long-term debt	46,875	17,677
Accounts payable and accrued liabilities	303,008	290,106
Settlement processing obligations	781,262	451,317
Income taxes payable	14,267	12,390
Total current liabilities	1,676,133	1,211,618
Long-term debt	1,554,125	1,376,002
Deferred income taxes	200,848	209,099
Other long-term liabilities	88,245	89,132
Total liabilities	3,519,351	2,885,851
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 67,031,081 issued and outstanding at November 30, 2014 and 68,845,643 issued and outstanding at May 31, 2014	—	—
Paid-in capital	144,419	183,023
Retained earnings	852,972	815,980
Accumulated other comprehensive loss	(102,726)	(1,776)
Total Global Payments shareholders’ equity	894,665	997,227
Noncontrolling interests	127,571	135,572
Total equity	1,022,236	1,132,799
Total liabilities and equity	$4,541,587	$4,018,650
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	November 30, 2014	November 30, 2013
Cash flows from operating activities:
Net income	$169,690	$151,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	33,055	28,439
Amortization of acquired intangibles	36,117	28,953
Share-based compensation expense	9,145	11,965
Provision for operating losses and bad debts	7,432	10,249
Deferred income taxes	(982)	6,073
Other, net	(387)	(4,345)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	17,521	(6,353)
Claims receivable	(4,881)	(6,567)
Settlement processing assets and obligations, net	(13,778)	204,307
Inventory	(1,506)	2,237
Prepaid expenses and other assets	5,409	5,761
Accounts payable and other accrued liabilities	(31,503)	(21,845)
Income taxes payable	1,604	1,244
Net cash provided by operating activities	226,936	411,683
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(223,651)	(2,324)
Capital expenditures	(33,290)	(41,178)
Principal collections on financing receivables	219	1,328
Net proceeds from sales of investments and business	10,528	3,102
Net cash used in investing activities	(246,194)	(39,072)
Cash flows from financing activities:
Net borrowings on short-term lines of credit	90,593	259,047
Proceeds from issuance of long-term debt	1,080,000	810,000
Principal payments under long-term debt	(872,679)	(779,380)
Repurchase of common stock	(179,724)	(250,183)
Proceeds from stock issued under share-based compensation plans	17,099	27,366
Common stock repurchased - share-based compensation plans	(15,705)	(5,260)
Tax benefit from share-based compensation plans	3,599	4,415
Distributions to noncontrolling interests	(15,485)	(15,593)
Dividends paid	(2,693)	(2,894)
Net cash provided by financing activities	105,005	47,518
Effect of exchange rate changes on cash	(23,150)	(3,766)
Increase in cash and cash equivalents	62,597	416,363
Cash and cash equivalents, beginning of the period	581,872	680,470
Cash and cash equivalents, end of the period	$644,469	$1,096,833
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2014	68,846	$183,023	$815,980	$(1,776)	$997,227	$135,572	$1,132,799
Net income			150,147		150,147	19,543	169,690
Other comprehensive loss, net of tax				(100,950)	(100,950)	(12,059)	(113,009)
Stock issued under employee stock plans	941	17,099			17,099		17,099
Common stock repurchased - share-based compensation plans	(316)	(6,976)			(6,976)		(6,976)
Tax benefit from employee share-based compensation, net		3,599			3,599		3,599
Share-based compensation expense		9,145			9,145		9,145
Distributions to noncontrolling interests						(15,485)	(15,485)
Repurchase of common stock	(2,440)	(61,471)	(110,462)		(171,933)		(171,933)
Dividends paid ($0.04 per share)			(2,693)		(2,693)		(2,693)
Balance at November 30, 2014	67,031	$144,419	$852,972	$(102,726)	$894,665	$127,571	$1,022,236
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2013	75,426	$202,396	$958,751	$(15,062)	$1,146,085	$140,522	$1,286,607
Net income			138,540		138,540	13,025	151,565
Other comprehensive income, net of tax				17,297	17,297	6,617	23,914
Stock issued under employee stock plans	1,453	27,366			27,366		27,366
Common stock repurchased - share-based compensation plans	(345)	(5,405)			(5,405)		(5,405)
Tax benefit from employee share-based compensation, net		4,290			4,290		4,290
Share-based compensation expense		11,965			11,965		11,965
Distributions to noncontrolling interests						(15,593)	(15,593)
Repurchase of common stock	(4,625)	(52,331)	(197,800)		(250,131)		(250,131)
Dividends paid ($0.04 per share)			(2,894)		(2,894)		(2,894)
Balance at November 30, 2013	71,909	$188,281	$896,597	$2,235	$1,087,113	$144,571	$1,231,684
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

Revenue recognition— Our two merchant services segments primarily provide payment solutions for credit cards, debit cards, electronic payments and check-related services. Revenue is recognized as such services are performed. Revenue for services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. Our primary business model provides payment products and services directly to merchants as our end customers. We also provide similar products and services to financial institutions and a limited number of ISOs that, in turn, resell our products and services, in which case, the financial institutions and select ISOs are our end customers. The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. Revenue from credit cards and signature debit cards is generally based on a percentage of transaction value along with other related fees, while revenue from PIN-based debit cards is typically based on a fee per transaction.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include reserve funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with banks that sponsor us and is in accordance with guidelines set by the card networks. As of November 30, 2014 and May 31, 2014, our cash and cash equivalents included $169.6 million and $124.7 million, respectively, related to Merchant Reserves.

Certain of the banks that sponsor us hold Merchant Reserves on our behalf. In these instances, neither the Merchant Reserve cash nor the corresponding liability appears on our consolidated balance sheet; however, we have access to the collateral in the event that we incur a merchant loss.

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

Goodwill and other intangible assets— We test goodwill for impairment at the reporting unit level annually as of January 1st and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net carrying value. Macroeconomic factors such as fluctuations in foreign exchange rates, general economic conditions and other developments in equity and credit markets are monitored for indications that goodwill assigned to one of our reporting units may be impaired. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made from year-to-year and can vary by reporting unit.

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

As of November 30, 2014, we had $25.2 million of goodwill assigned to the Russia merchant services reporting unit. We have considered the deterioration of economic conditions in the Russian Federation and the recent devaluation of the Russian Ruble compared to the United States Dollar and have concluded that an interim impairment test was not required at November 30, 2014. We will continue to monitor conditions in the Russian Federation and will factor them into our next annual assessment which will be performed as of January 1, 2015.

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

Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), acquired technology and trademarks associated with acquisitions. Customer-related intangible assets, contract-based intangible assets and trademarks are amortized over their estimated useful lives from 5 to 30 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks and trade names are based on our plans to phase out the trademarks and trade names in the applicable markets. Acquired technology is amortized on a straight-line basis over its estimated useful life.

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

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We use the straight-line method of amortization for our contract-based intangibles and amortizable trademarks and trade names.

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at November 30, 2014 and May 31, 2014.

Derivative Instruments— Our long-term debt bears interest, at our election, at either the London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. Consequently, we are exposed to variability in our interest payment cash flows due to changes in interest rates. We use interest rate swaps to manage a portion of this exposure. These financial instruments are recognized at fair value on the consolidated balance sheets, and changes in fair value are recognized in shareholders’ equity through accumulated other comprehensive income (loss) ("AOCI"). Our objective in managing our exposure to fluctuation in interest rates is to better control this element of cost and to mitigate the earnings and cash flow volatility associated with changes in applicable rates.

We have established policies and procedures that encompass risk-management philosophy and objectives, guidelines for derivative instrument usage, counterparty credit approval, and the monitoring and reporting of derivative activity. We do not enter into derivative instruments for the purpose of speculation. We formally designate and document instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP.

We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in the consolidated balance sheets. We designated our interest rate swap agreement as a cash flow hedge of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. Please see Note 5-Long-Term Debt and Credit Facilities for more information about our interest rate swaps.

Earnings per share— Basic earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing reported earnings available to common shareholders by the weighted average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share. There were no such antidilutive stock options for both the three and six months ended November 30, 2014 and November 30, 2013. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three and six months ended November 30, 2014 and November 30, 2013:

	Three Months Ended		Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
	(in thousands)		(in thousands)

Basic weighted average shares outstanding	67,377	72,174	67,764	72,974
Plus: Dilutive effect of stock options and other share-based awards	360	532	415	530
Diluted weighted average shares outstanding	67,737	72,706	68,179	73,504

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

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are evaluating the impact of ASU 2014-09 on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in ASU 2014-08 change the requirements for reporting discontinued operations in ASC 205-20. The amendments change the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments require expanded disclosures for discontinued operations and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as "held for sale") that have not been reported in financial statements previously issued or available for issuance. As permitted by the standard, we elected to early adopt the provisions of ASU 2014-08 as of June 1, 2014 and are applying the provisions prospectively. Adoption of ASU 2014-08 did not have a material impact on our consolidated financial statements.

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

Under the direct membership model, we are members in various payment networks, allowing us to process and fund transactions without third-party sponsorship. In this model, we route and clear transactions directly through the card brand’s network and are not restricted from performing funds settlement. Otherwise, we process these transactions similarly to how we process transactions in the sponsorship model. We are required to adhere to the standards of the various networks in which we are direct members. We maintain relationships with financial institutions, which may also serve as our Member sponsors for other card brands or in other markets, to assist with funds settlement.

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

	November 30, 2014	May 31, 2014
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$55,821	$217,806
Receivable from Members	391,047	206,322
Receivable from networks	717,772	430,763
Exception items	2,995	5,573
Merchant Reserves	(45,314)	(79,547)
	$1,122,321	$780,917

Settlement processing obligations:
Interchange reimbursement	$178,819	$54,459
Liability to Members	(157,205)	(5,490)
Liability to merchants	(680,822)	(407,651)
Exception items	4,176	6,313
Merchant Reserves	(124,251)	(96,622)
Reserve for operating losses	(1,387)	(1,725)
Reserves for sales allowances	(592)	(601)
	$(781,262)	$(451,317)

NOTE 3—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS AND JOINT VENTURES

Fiscal 2015

Ezidebit

On October 10, 2014, we completed the acquisition of 100% of the outstanding stock of Ezi Holdings Pty Ltd ("Ezidebit") for AU$305.0 million less working capital of AU$2.6 million (US$268.1 million less working capital of US$2.2 million), subject to adjustment based on a final determination of working capital. This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its products through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings. This acquisition was recorded as a business combination, and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this transaction, the allocation of the purchase price is preliminary pending final valuation of intangible assets and final determination of working capital discussed above. Acquisition costs associated with this purchase were not material. The revenue and earnings of Ezidebit for the three and six months ended November 30, 2014 are not material nor are the historical revenue and earnings of Ezidebit material for the purpose of presenting pro forma information for the current or prior-year periods.

The following table summarizes the preliminary purchase price allocation (in thousands):

Cash	$45,826
Goodwill	205,590
Customer-related intangible assets	32,876
Trade name	2,901
Acquired technology	26,195
Other assets	2,486
Total assets acquired	315,874
Liabilities	(49,919)
Deferred income taxes	(96)
Net assets acquired	$265,859

The preliminary purchase price allocation resulted in goodwill, included in the International merchant services segment, of $205.6 million. The goodwill is attributable to expected growth opportunities in Australia and New Zealand, as well as growth opportunities and operating synergies in integrated payments in our existing Asia-Pacific and North America markets. The goodwill associated with this acquisition is not deductible for tax purposes. The customer-related intangible assets and the contract-based intangible assets have estimated amortization periods of 15 years. The acquired technology has an estimated amortization period of 8 years. The trade name intangible assets have an estimated amortization period of 5 years.

Fidelity National Information Services Gaming Business

On September 30, 2014, we entered into an asset purchase agreement with Certegy Check Services, Inc., a Delaware corporation and wholly-owned subsidiary of Fidelity National Information Services, Inc. (NYSE:FIS) ("FIS"), to acquire its gaming business related to licensed gaming operators (the “FIS Gaming Business”). Pursuant to the terms of the asset purchase agreement, we will acquire substantially all of the assets of the FIS Gaming Business, which includes approximately 260 gaming client locations and certain tangible assets, for $236.5 million, subject to certain adjustments at closing. We expect the acquisition to close during the fourth quarter of fiscal 2015, subject to the satisfaction of closing conditions, and to be funded from operating cash flows.

At the same time, we entered into a gaming bureau license agreement and an outsourcing agreement with FIS. Under the license agreement, we acquired a perpetual software license for a gaming bureau application that we believe enhances our casino clients’ credit decision process. The software license is reflected in property and equipment in our consolidated balance sheet. Under the outsourcing agreement, which has a term of 10 years, we have engaged FIS to provide a variety of services for our gaming clients, including: check and ACH verification services, collection services, claims management services, billing services and other gaming bureau services. The outsourcing agreement will become effective when the asset purchase agreement closes.

Fiscal 2014

Comercia Global Payments Brazil

Effective September 30, 2013, CaixaBank, S.A. ("CaixaBank"), which owns 49% of Comercia Global Payments ("Comercia"), our subsidiary in Spain, purchased 50% of Global Payments Brazil for $2.1 million in cash and a commitment to fund the capital needs of the business until such time as its cumulative funding is equal to funding that we provided from inception through the effective date of the transaction. The transaction created a new joint venture which does business as Comercia Global Payments Brazil.  As a result of the transaction, we deconsolidated Global Payments Brazil, and we apply the equity method of accounting to our retained interest in Comercia Global Payments Brazil.  We recorded a gain on the transaction of $2.1 million which is included in interest and other income in the consolidated statement of income for the fiscal year ended May 31, 2014. The results of the Brazil operation from inception until the restructuring into a joint venture on September 30, 2013 were not material to our consolidated results of operations, and the assets and liabilities that we derecognized were not material to our consolidated balance sheet.

In late fiscal 2014, CaixaBank completed its initial funding commitment. During the three months ended August 31, 2014, CaixaBank and Global Payments each made an additional investment of $3.9 million in Comercia Global Payments Brazil to fund the ongoing operations of the business.

PayPros

On March 4, 2014, we completed the acquisition of 100% of the outstanding stock of Payment Processing, Inc. ("PayPros") for $420.0 million in cash plus $6.5 million in cash for working capital. We funded the acquisition with a combination of cash on hand and proceeds from our Term Loan (as defined in Note 5). PayPros, based in California, is a provider of fully-integrated payment solutions for small-to-medium sized merchants in the United States.  PayPros delivers its products and services through a network of technology-based enterprise software partners to vertical markets that are complementary to the markets served by Accelerated Payment Technologies, which we acquired in October 2012. We acquired PayPros to expand our direct distribution capabilities in the United States and to further enhance our existing integrated solutions offerings. This acquisition was recorded as a business combination, and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price of PayPros was determined by analyzing the historical and prospective financial statements. Acquisition costs associated with this purchase were not material.

The following table summarizes the purchase price allocation (in thousands):

Goodwill	$270,878
Customer-related intangible assets	147,500
Contract-based intangible assets	30,200
Acquired technology	10,800
Property and equipment	1,680
Other assets	3,872
Total assets acquired	464,930
Deferred income taxes	(38,478)
Net assets acquired	$426,452

The purchase price allocation resulted in goodwill, included in the North America merchant services segment, of $270.9 million. Such goodwill is attributable primarily to synergies with the services offered and markets served by PayPros. The goodwill associated with the acquisition is not deductible for tax purposes. The customer-related intangible assets and the contract-based intangible assets have estimated amortization periods of 13 years. The acquired technology has an estimated amortization period of 7 years.

The following pro forma information shows the results of our operations for the three and six months ended November 30, 2013 as if the PayPros acquisition had occurred on June 1, 2013. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Unaudited
	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2013	November 30, 2013	November 30, 2013
	(Actual)	(Pro forma)	(Actual)	(Pro forma)
	(in thousands, except per share data)		(in thousands, except per share data)
Total revenues	$634,122	$658,735	$1,263,807	$1,311,484
Net income attributable to Global Payments	$73,897	$72,187	$138,540	$134,764

Net income per share attributable to Global Payments, basic	$1.02	$1.00	$1.90	$1.85
Net income per share attributable to Global Payments, diluted	$1.02	$0.99	$1.88	$1.83

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of November 30, 2014 and May 31, 2014, goodwill and intangible assets consisted of the following:

	November 30, 2014	May 31, 2014
	(in thousands)
Goodwill	$1,483,615	$1,337,285
Other intangible assets:
Customer-related intangible assets	$720,562	$714,704
Trademarks and trade names	7,670	6,140
Acquired technology	51,037	25,700
Contract-based intangible assets	138,377	145,967
	917,646	892,511
Less accumulated amortization:
Customer-related intangible assets	329,710	317,629
Trademarks and trade names	4,054	4,147
Acquired technology	5,821	3,531
Contract-based intangible assets	35,069	32,031
	374,654	357,338
	$542,992	$535,173

The following table sets forth the changes in the carrying amount of goodwill for the six months ended November 30, 2014:

	North America Merchant Services	International Merchant Services	Total
	(in thousands)
Balance at May 31, 2014	$786,655	$550,630	$1,337,285
Accumulated impairment losses	—	—	—
	786,655	550,630	1,337,285

Goodwill acquired	—	205,590	205,590
Adjustment(1)	(699)	—	(699)
Effect of foreign currency translation	(4,549)	(54,012)	(58,561)
Balance at November 30, 2014	$781,407	$702,208	$1,483,615

(1) During the six months ended November 30, 2014, we recorded an adjustment to decrease goodwill by $0.7 million in connection with the finalization of the intangible asset and deferred tax valuations associated with the purchase price allocation and the working capital settlement for the PayPros acquisition.

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

As of November 30, 2014 and May 31, 2014, outstanding debt consisted of the following:

	November 30, 2014	May 31, 2014
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$351,000	$140,000
Short-term lines of credit	530,721	440,128
Total lines of credit	881,721	580,128
Notes payable	—	3,679
Term loan	1,250,000	1,250,000
Total debt	$2,131,721	$1,833,807

Current portion	$577,596	$457,805
Long-term debt	1,554,125	1,376,002
Total debt	$2,131,721	$1,833,807

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

The Term Loan expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. As of November 30, 2014, the interest rate on the Term Loan was 1.90%. Commencing in May 2015 and ending in November 2018, the Term Loan has scheduled quarterly principal payments of 1.25%, increasing up to 2.50% of the original principal balance. At maturity, 27.5% of the Term Loan will have been repaid through scheduled amortization and the remaining principal balance will be due. With notice, the Term Loan may be voluntarily prepaid at any time, in whole or in part, without penalty.

The Corporate Credit Facility is a five-year senior unsecured $1.0 billion revolving credit facility that expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. Borrowing under the Corporate Credit Facility is available in various currencies. As of November 30, 2014, the outstanding balance on the Corporate Credit Facility was $351.0 million, and the interest rate was 1.88%. The Corporate Credit Facility is available for general corporate purposes.

The Corporate Credit Facility allows us to issue standby letters of credit of up to $100.0 million in the aggregate. Outstanding letters of credit under the Corporate Credit Facility reduce the amount of borrowings available to us. At November 30, 2014 and May 31, 2014, we had standby letters of credit of $8.0 million and $8.1 million, respectively. The total available incremental borrowings under our Corporate Credit Facility at November 30, 2014 and May 31, 2014 was $641.0 million and $851.9 million, respectively.

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

Short-term Lines of Credit

We have short-term lines of credit with banks in the United States and Canada as well as several countries in Europe and the Asia-Pacific region in which we do business. The short-term lines of credit, which are primarily used to fund settlement, generally have variable short-term interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining compliance with the credit limit. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. As of November 30, 2014 and May 31, 2014, we had $852.4 million and $440.1 million, respectively, of additional borrowing capacity under our short-term lines of credit to fund settlement.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and Term Loan. Our Term Loan and Corporate Credit Facility include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00 (3.75 to 1.00 in the case of a business acquisition, subject to certain conditions) and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with all applicable covenants as of and for the three and six months ended November 30, 2014 and as of May 31, 2014.

Interest Rate Swap Agreement

On October 9, 2014, we entered into an interest rate swap agreement with a major financial institution to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. The interest rate swap agreement, which became effective on November 1, 2014, will mature on February 28, 2019. The fair value of our interest rate swap as of November 30, 2014 was $3.9 million and is reflected in accounts payable and accrued liabilities in our consolidated balance sheet. Net amounts to be received or paid under the swap agreement are reflected as adjustments to interest expense. Since the interest rate swap agreement has been designated as a cash flow hedge, unrealized gains or losses resulting from adjusting this swap to fair value are recorded as elements of AOCI within the consolidated balance sheets except for any ineffective portion of the change in fair value, which is immediately recorded in interest expense. During the three and six months ended November 30, 2014, there was no ineffectiveness. The fair value of the swap agreement is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. This derivative instrument is classified within Level 2 of the valuation hierarchy.

At November 30, 2014, our interest rate swap agreement effectively converted $500.0 million of our variable-rate debt to a fixed rate of 1.52% plus a leverage-based margin. During the three and six months ended November 30, 2014, we recognized $0.5 million in interest expense related to settlements on the interest rate swap. The amount in AOCI at November 30, 2014 related to our interest rate swap that is expected to be reclassified into interest expense during the next 12 months is not material.

NOTE 6—INCOME TAX

Our effective tax rates were 25.8% and 26.9% for the three months ended November 30, 2014 and November 30, 2013, respectively. Our effective tax rates were 26.1% and 28.5% for the six months ended November 30, 2014 and November 30, 2013, respectively. The effective tax rate for the six months ended November 30, 2013 reflects additional income tax expense we recorded as a result of the reduction of certain U.K. deferred tax assets due to enacted corporate tax rate reductions in the United Kingdom of 3%. Our effective tax rate differs from the U.S. statutory rate due to domestic and international tax planning initiatives and income generated in international jurisdictions with lower tax rates.

As of November 30, 2014 and May 31, 2014, other long-term liabilities included liabilities for unrecognized income tax benefits of $66.6 million and $67.6 million, respectively. During the six months ended November 30, 2014 and November 30, 2013, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were insignificant.

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

NOTE 7—SHAREHOLDERS’ EQUITY

During the three and six months ended November 30, 2014, we repurchased and retired 0.7 million and 2.4 million shares of our common stock at a cost of $47.4 million and $171.9 million, or an average of $72.22 and $70.46 per share, including commissions, respectively. During the three and six months ended November 30, 2013, we repurchased and retired 1.6 million and 4.6 million shares of our common stock at a cost of $85.7 million and $230.1 million, or an average of $54.48 and $49.76 per share, including commissions, respectively. As of November 30, 2014, we had $197.7 million of remaining authorized share repurchases.

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

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

As of November 30, 2014, we had awards outstanding under four share-based employee compensation plans. The fair value of share-based awards is amortized as compensation expense on a straight-line basis over the vesting period.

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

The following table summarizes the share-based compensation cost charged to income and the related total income tax benefit recognized for stock options, restricted stock awards, performance units, TSR units (each as described below), and shares issued under our employee stock purchase plan.

	Three Months Ended		Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
	(in millions)		(in millions)
Share-based compensation expense	$5.0	$7.2	$9.1	$12.0
Income tax benefit	$1.7	$2.0	$2.8	$3.3

We award shares and performance units pursuant to the Plans under what we refer to as our "long-term incentive plan." The awards are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions of the grantee’s award certificate.

Restricted Stock

The grant date fair value of restricted stock awards is based on the quoted market value of our common stock at the award date. Grants of restricted stock awards are subject to forfeiture if a grantee leaves our employment prior to expiration of the restricted period. Restricted stock awards that were granted before fiscal 2015 vest in equal installments on each of the first four anniversaries of the grant date. Restricted stock awards that were granted during fiscal 2015 will either vest in equal installments on each of the first three anniversaries of the grant date or cliff vest at the end of a three-year service period.

Performance Units

Certain of our executives have been granted up to three types of "performance units" under our long-term incentive plan. "Performance units" are performance-based restricted stock units that, after a performance period, convert into a number of shares, which may or may not be restricted, depending upon the achievement of certain performance measures during the fiscal year. The target number of performance units and the market-based performance measures ("at threshold," "target," and "maximum") are set by the Compensation Committee of our Board of Directors. Performance units are converted to restricted stock grants only after the Compensation Committee certifies our performance based on its pre-established goals.

The performance units granted to certain executives in fiscal 2014 were based on a one-year performance period. After the Compensation Committee certified the performance results, these performance units converted into restricted shares, 25% of which vested after the certification date of performance results.  The remaining 75% will vest in equal installments on each of the next three anniversaries of the conversion date. As of November 30, 2014, all performance units granted in fiscal 2014 had converted into restricted shares.

The performance units granted to certain executives during fiscal 2015 were based on a three-year performance period. After the Compensation Committee certifies the performance results, these performance units will convert into fully-vested shares of common stock. The Compensation Committee may set a range of possible performance-based outcomes for the award. Depending on the achievement of the performance measures, the grantee may earn as little as 0% and up to a maximum of 200% of the target number of shares. We recognize compensation expense over the performance period based on the fair value of the award at the grant date based on the number of shares expected to be earned according to the level of achievement of performance goals. If our expectations were to change at any time during the performance period, we would make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

During fiscal 2015, certain executives were granted performance units that we refer to as "leveraged performance units," or "LPUs," with a market condition based on our relative stock price growth over a three-year performance period. The awards contain a minimum threshold performance, which if not met would result in no payout. The awards also contain a maximum award opportunity as a fixed dollar and fixed number of shares and a relative modifier which compares our stock price growth to the growth in the S&P 500 Index over the performance period. After the three-year performance period, one-third of any earned units convert to unrestricted stock. The remaining two-thirds will convert to restricted stock awards that will vest in equal installments on each of the first two anniversaries of the conversion date. We recognize compensation expense based on the grant date fair value of the LPUs, as determined by use of a Monte Carlo model, on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Total Shareholder Return ("TSR") Units

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

The following table summarizes the changes in unvested share-based awards for the six months ended November 30, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Unvested at May 31, 2014	877	$45
Granted	454	72
Vested	(316)	46
Forfeited	(78)	53
Unvested at November 30, 2014	937	$57

Including the restricted stock, performance units and TSR units described above, the total fair value of share-based awards vested during the six months ended November 30, 2014 and November 30, 2013 was $14.6 million and $15.9 million, respectively.

We recognized compensation expense for share-based awards of $4.7 million and $6.8 million in the three months ended November 30, 2014 and November 30, 2013, respectively. We recognized compensation expense for share-based awards of $8.5 million and $11.1 million in the six months ended November 30, 2014 and November 30, 2013, respectively. As of November 30, 2014, there was $51.2 million of total unrecognized compensation cost related to unvested share-based awards that is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. The price for shares purchased under the plan is 85% of the market value on the last day of each calendar quarter. As of November 30, 2014, 1.1 million shares had been issued under this plan, with 1.3 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.1 million in both the three months ended November 30, 2014 and November 30, 2013. We recognized compensation expense for the plan of $0.3 million and $0.2 million in the six months ended November 30, 2014 and November 30, 2013, respectively.

The weighted average grant-date fair value of each designated share purchased under this plan during the six months ended November 30, 2014 and November 30, 2013 was approximately $8 and $7, respectively, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted at 100% of fair market value on the date of grant and have a term of ten years. Stock options that were granted before fiscal 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during fiscal 2015 vest in equal installments on each of the first three anniversaries of the grant date. During the six months ended November 30, 2014, we granted 0.2 million stock options. We granted no stock options during the three months ended November 30, 2014 and the three and six months ended November 30, 2013. Our stock option plans provide for accelerated vesting under certain conditions.

The following is a summary of our stock option activity as of and for the six months ended November 30, 2014:

	Options	Weight Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at May 31, 2014	766	$41	3.8	$21.3
Granted	153	72
Forfeited	(23)	56
Exercised	(339)	41
Outstanding at November 30, 2014	557	$48	5.0	$21.1

Options vested and exercisable at November 30, 2014	419	$41	3.4	$19.0

The aggregate intrinsic value of stock options exercised during the six months ended November 30, 2014 and November 30, 2013 was $10.4 million and $16.5 million, respectively. As of November 30, 2014, we had $2.4 million of total unrecognized compensation cost related to unvested options which we expect to recognize over a weighted average period of 3.4 years. We recognized compensation expense for stock options of $0.2 million in both the three months ended November 30, 2014 and November 30, 2013. We recognized compensation expense for stock options of $0.3 million and $0.6 million in the six months ended November 30, 2014 and November 30, 2013, respectively.

The weighted average grant-date fair value of each option granted during the six months ended November 30, 2014 was $17. The fair value of each option granted during the six months ended November 30, 2014 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions for grants during the respective period:

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

NOTE 9—SEGMENT INFORMATION

General Information

We operate in two reportable segments: North America merchant services and International merchant services. The merchant services segments primarily offer payment solutions for credit cards, debit cards and check-related services.

Information About Profit and Assets

We evaluate performance and allocate resources based on the operating income of each segment. The operating income of each segment includes the revenues of the segment less those expenses that are directly related to those revenues. Operating overhead, shared costs and certain compensation costs are included in Corporate in the following table. Interest and other income, interest and other expense and provision for income taxes are not allocated to the individual segments. We do not evaluate performance or allocate resources using segment asset data. The accounting policies of the reportable segments are the same as those described in our Annual Report on Form 10-K for the year ended May 31, 2014 and our summary of significant accounting policies in Note 1.

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and six months ended November 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
	(in thousands)		(in thousands)

Revenues:
United States	$404,784	$361,793	$818,825	$725,626
Canada	83,992	85,240	173,957	171,912
North America merchant services	488,776	447,033	992,782	897,538

Europe	159,974	146,866	322,762	290,054
Asia-Pacific (2)	48,541	40,223	86,642	76,215
International merchant services	208,515	187,089	409,404	366,269
Consolidated revenues	$697,291	$634,122	$1,402,186	$1,263,807

Operating income (loss) for segments:
North America merchant services	$74,246	$70,437	$152,183	$140,136
International merchant services (1)	76,443	62,467	150,045	124,008
Corporate	(26,705)	(20,997)	(53,846)	(44,853)
Consolidated operating income	$123,984	$111,907	$248,382	$219,291

Depreciation and amortization:
North America merchant services	$20,441	$13,612	$40,918	$27,066
International merchant services	12,566	13,799	25,056	27,143
Corporate	1,598	1,607	3,198	3,183
Consolidated depreciation and amortization	$34,605	$29,018	$69,172	$57,392

(1) During the six months ended November 30, 2014, operating income for the International merchant services segment includes a $2.9 million gain on the sale of a component of our Russia business that leased automated teller machines to our sponsor bank in Russia. The gain is presented in the “Sales, general and administrative” line in the consolidated statements of income.

(2) Revenues for Ezidebit, which operates primarily in Australia and New Zealand, are included in the Asia-Pacific region.

NOTE 10—SUBSEQUENT EVENT

On December 17, 2014, we announced an agreement with the Bank of the Philippine Islands ("BPI") to provide merchant acquiring and payment services in the Philippines. We believe this arrangement will enable us to add significant merchants to our existing business in the Philippines, further leverage our technological strengths and provide superior product and service offerings to BPI customers in the Philippines. Under this arrangement, BPI will contribute its existing merchant acquiring business to our subsidiary in the Philippines, Global Payments Asia-Pacific Philippines Incorporated ("GPAPPI"), in return for a 49% ownership interest in GPAPPI and a cash payment. We will retain a controlling 51% interest in GPAPPI. The transaction is expected to close late in the third quarter or early in the fourth quarter of fiscal 2015, subject to receipt of regulatory approvals and satisfaction of customary closing conditions. For fiscal 2015, we expect this transaction to be immaterial to revenue and earnings per share.

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

Executive Overview

For the six months ended November 30, 2014, revenues increased 10.9% to $1,402.2 million from $1,263.8 million for the prior year, reflecting growth in most of our markets.

Consolidated operating income was $248.4 million for the six months ended November 30, 2014 compared to $219.3 million for the prior year. Net income attributable to Global Payments increased $11.6 million, or 8.4%, to $150.1 million for the six months ended November 30, 2014 from $138.5 million in the prior year. Diluted earnings per share increased $0.32 to $2.20 for the six months ended November 30, 2014 from $1.88 for the six months ended November 30, 2013.

North America merchant services segment revenue increased $95.2 million, or 10.6%, to $992.8 million for the six months ended November 30, 2014 from $897.5 million for the six months ended November 30, 2013. North America merchant services segment operating income increased to $152.2 million for the six months ended November 30, 2014 from $140.1 million for the six months ended November 30, 2013, with operating margins of 15.3% and 15.6% for the six months ended November 30, 2014 and November 30, 2013, respectively. The growth in the North America merchant services segment for the six months ended November 30, 2014 was primarily due to growth in our U.S. direct channels, including the addition of Payment Processing, Inc. ("PayPros"), which we acquired on March 4, 2014.

International merchant services segment revenue increased $43.1 million, or 11.8%, to $409.4 million for the six months ended November 30, 2014 from $366.3 million for the six months ended November 30, 2013. International merchant services operating income increased to $150.0 million for the six months ended November 30, 2014 from $124.0 million for the six months ended November 30, 2013, with operating margins of 36.6% and 33.9% for the six months ended November 30, 2014 and November 30, 2013, respectively. Growth in the International merchant services for the six months ended November 30, 2014 was due to growth in Europe (particularly in our Western Europe markets) and in the Asia-Pacific region, including growth in our e-commerce channel. Revenue growth in Europe was driven in part by card transaction and volume growth and a decrease in interchange rates in Spain due to recently effective legislation. Revenue growth in the Asia-Pacific region was primarily due to growth in card transactions and volume, including the impact of recently acquired Ezi Holdings Pty Ltd ("Ezidebit") described below.

On October 10, 2014, we completed the acquisition of 100% of the outstanding stock of Ezidebit for AU$305.0 million less working capital of AU$2.6 million (US$268.1 million less working capital of US$2.2 million), subject to adjustment based on a final determination of working capital. This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its products through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings.

On September 30, 2014, we entered into an asset purchase agreement with Certegy Check Services, Inc., a Delaware corporation and wholly-owned subsidiary of Fidelity National Information Services, Inc. (NYSE:FIS) ("FIS"), to acquire its gaming business related to licensed gaming operators (the “FIS Gaming Business”). Pursuant to the terms of the asset purchase agreement, we will acquire substantially all of the assets of the FIS Gaming Business, which includes approximately 260 gaming client locations and certain tangible assets, for $236.5 million, subject to certain adjustments at closing. We expect the acquisition to close during the fourth quarter of fiscal 2015, subject to the satisfaction of closing conditions, and to be funded from operating cash flows.

On December 17, 2014, shortly after the end of our second fiscal quarter, we announced an agreement with the Bank of the Philippine Islands ("BPI") to provide merchant acquiring and payment services in the Philippines. We believe this arrangement will enable us to add significant merchants to our existing business in the Philippines, further leverage our technological strengths and provide superior product and service offerings to BPI customers in the Philippines. Under this arrangement, BPI will contribute its existing merchant acquiring business to our subsidiary in the Philippines, Global Payments Asia-Pacific Philippines Incorporated ("GPAPPI"), in return for a 49% ownership interest in GPAPPI and a cash payment. We will retain a controlling 51% interest in GPAPPI. The transaction is expected to close late in the third quarter or early in the fourth quarter of fiscal 2015, subject to receipt of regulatory approvals and satisfaction of customary closing conditions. For fiscal 2015, we expect this transaction to be immaterial to revenue and earnings per share.

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

In direct merchant acquiring, we provide payment services to merchants and, generally through our relationship with a member sponsor, fund settlement. Revenue for direct merchant services is recognized in the amount of merchant billing net of interchange. We market our direct merchant services through a variety of channels, including our ISO channel, whereby the ISO receives a share of the merchant profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expense.

In indirect merchant acquiring, the partner, typically a financial institution or an ISO, is our customer. We provide payment services to the indirect customer's merchants, but do not provide sponsorship or funds settlement. We bill the indirect customer fees for transactions and various other services, which are recognized as revenue.

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of commissions paid to ISOs, independent contractors, and other third parties; salaries, wages and related expenses paid to sales personnel; non-revenue producing customer support functions and administrative employees and management; other selling expenses; occupancy of leased space directly related to these functions; share-based compensation expense and advertising costs.

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

The following table shows key selected financial data for the three months ended November 30, 2014 and November 30, 2013, this data as a percentage of total revenues, and the changes between three months ended November 30, 2014 and November 30, 2013 in dollars and as a percentage of the prior year.

	Three Months Ended November 30, 2014	% of Revenue(1)	Three Months Ended November 30, 2013	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$404,784	58.1%	$361,793	57.1%	$42,991	11.9%
Canada	83,992	12.0%	85,240	13.4%	(1,248)	(1.5)%
North America merchant services	488,776	70.1%	447,033	70.5%	41,743	9.3%

Europe	159,974	22.9%	146,866	23.2%	13,108	8.9%
Asia-Pacific (3)	48,541	7.0%	40,223	6.3%	8,318	20.7%
International merchant services	208,515	29.9%	187,089	29.5%	21,426	11.5%

Total revenues	$697,291	100%	$634,122	100%	$63,169	10.0%

Consolidated operating expenses:
Cost of service	$257,796	37.0%	$235,170	37.1%	$22,626	9.6%
Sales, general and administrative	315,511	45.2%	294,045	46.4%	21,466	7.3%
Processing system intrusion	—	—%	(7,000)	(1.1)%	7,000	(100.0)%
Operating income	$123,984	17.8%	$111,907	17.6%	$12,077	10.8%

Operating income (loss) for segments:
North America merchant services	$74,246		$70,437		$3,809	5.4%
International merchant services	76,443		62,467		13,976	22.4%
Corporate (2)	(26,705)		(20,997)		(5,708)	27.2%
Operating income	$123,984		$111,907		$12,077	10.8%

Operating margin for segments:
North America merchant services	15.2%		15.8%		(0.6)%
International merchant services	36.7%		33.4%		3.3%

(1) Percentage amounts may not sum to the total due to rounding.
(2) Includes a processing system intrusion credit of $7.0 million in the three months ended November 30, 2013.
(3) Revenues for Ezidebit, which operates primarily in Australia and New Zealand, are included in the Asia-Pacific region.

	Six Months Ended November 30, 2014	% of Revenue(1)	Six Months Ended November 30, 2013	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$818,825	58.4%	$725,626	57.4%	$93,199	12.8%
Canada	173,957	12.4%	171,912	13.6%	2,045	1.2%
North America merchant services	992,782	70.8%	897,538	71.0%	95,244	10.6%

Europe	322,762	23.0%	290,054	23.0%	32,708	11.3%
Asia-Pacific (3)	86,642	6.2%	76,215	6.0%	10,427	13.7%
International merchant services	409,404	29.2%	366,269	29.0%	43,135	11.8%

Total revenues	$1,402,186	100%	$1,263,807	100%	$138,379	10.9%

Consolidated operating expenses:
Cost of service	$517,635	36.9%	$465,915	36.9%	$51,720	11.1%
Sales, general and administrative	636,169	45.4%	585,601	46.3%	50,568	8.6%
Processing system intrusion	—	—%	(7,000)	(0.6)%	7,000	(100.0)%
Operating income	$248,382	17.7%	$219,291	17.4%	$29,091	13.3%

Operating income (loss) for segments:
North America merchant services	$152,183		$140,136		$12,047	8.6%
International merchant services	150,045		124,008		26,037	21.0%
Corporate (2)	(53,846)		(44,853)		(8,993)	20.0%
Operating income	$248,382		$219,291		$29,091	13.3%

Operating margin for segments:
North America merchant services	15.3%		15.6%		(0.3)%
International merchant services	36.6%		33.9%		2.7%

(1) Percentage amounts may not sum to the total due to rounding
(2) Includes a processing system intrusion credit of $7.0 million in the six months ended November 30, 2013.
(3) Revenues for Ezidebit, which operates primarily in Australia and New Zealand, are included in the Asia-Pacific region.

Revenues

For the three months ended November 30, 2014, revenues increased 10.0% to $697.3 million compared to the prior year, reflecting growth in most of our markets. For the six months ended November 30, 2014, revenues increased 10.9% to $1,402.2 million compared to the prior year period.

North America Merchant Services Segment

For the three months ended November 30, 2014, revenue from our North America merchant services segment increased 9.3% to $488.8 million compared to the prior year. For the six months ended November 30, 2014, revenue from our North America merchant services segment increased 10.6% to $992.8 million compared to prior year. U.S. revenue growth was driven by transaction growth in our direct channels, including the addition of PayPros. For the three months ended November 30, 2014, revenue in Canada decreased 1.5% to $84.0 million due to unfavorable changes in exchange rates. For the six months ended November 30, 2014, our Canadian revenue increased 1.2% to $174.0 million compared to the prior year largely due to selective pricing initiatives that were partially offset by unfavorable changes in exchange rates.

International Merchant Services Segment

For the three months ended November 30, 2014, International merchant services revenue increased 11.5% to $208.5 million compared to the prior year. For the six months ended November 30, 2014, International merchant services revenue increased 11.8% to $409.4 million compared to the prior year. Our Europe merchant services revenue for the three months ended November 30, 2014 increased 8.9% to $160.0 million compared to the prior year. Europe merchant services revenue for the six months ended November 30, 2014 increased 11.3% to $322.8 million compared to the prior year period. For the three months and six months ended November 30, 2014, revenue growth in Europe was driven primarily by card transaction and volume growth and a decrease in interchange rates in Spain, as well as growth in our e-commerce channel. This revenue growth was partially offset by unfavorable changes in exchange rates during the three months ended November 30, 2014.

Asia-Pacific merchant services revenue of $48.5 million for the three months ended November 30, 2014 represents an increase of 20.7% compared to the prior year. Asia-Pacific merchant services revenue of $86.6 million for the six months ended November 30, 2014 represents an increase of 13.7% compared to the prior year period. For the three months and six months ended November 30, 2014, revenue growth in the Asia-Pacific region was due largely to growth in card transactions and volume, including that from recently acquired Ezidebit.

Operating Expenses

Cost of service increased 9.6% for the three months ended November 30, 2014 compared to the prior year and increased 11.1% for the six months ended November 30, 2014 compared to the prior year. As a percentage of revenue, cost of service decreased slightly to 37.0% for the three months ended November 30, 2014 from 37.1% in the prior year. As a percentage of revenue, cost of service remained unchanged at 36.9% for the six months ended November 30, 2014 and 2013. The increase in cost of service was driven primarily by an increase in the variable costs associated with revenue growth and additional amortization expense and other incremental costs of service associated with our acquisitions of PayPros and Ezidebit.

Sales, general and administrative expenses increased 7.3% for the three months ended November 30, 2014 compared to the prior year and increased 8.6% for the six months ended November 30, 2014 compared to the prior year. As a percentage of revenues, sales, general and administrative expenses decreased to 45.2% for the three months ended November 30, 2014 from 46.4% in the prior year. As a percentage of revenues, sales, general and administrative expenses decreased to 45.4% for the six months ended November 30, 2014 from 46.3% in the prior year. The increase in sales, general and administrative expenses was primarily due to an increase in commission payments to third-party sales partners and incremental costs related to our acquisitions of PayPros and Ezidebit.

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

Operating Income and Operating Margin for Segments

North America Merchant Services Segment

Operating income in our North America merchant services segment increased 5.4% for the three months ended November 30, 2014 compared to the prior year. Operating income in our North America merchant services segment increased 8.6% for the six months ended November 30, 2014 compared to the prior year. The increase in operating income was primarily due to the increase in transactions and volume in our U.S. direct channels, including PayPros. The increase in operating income was partially offset by amortization and other incremental operating costs associated with PayPros. The operating margin was 15.2% and 15.8% for the three months ended November 30, 2014 and November 30, 2013, respectively. The operating margin was 15.3% and 15.6% for the six months ended November 30, 2014 and November 30, 2013, respectively.

International Merchant Services Segment

Operating income in our International merchant services segment increased 22.4% to $76.4 million for the three months ended November 30, 2014 compared to the prior year. Operating income in our International merchant services segment increased 21.0% to $150.0 million for the six months ended November 30, 2014 compared to the prior year. The increase in operating income was driven primarily by revenue growth in Spain and in our e-commerce channels, and the incremental revenue and operating margin from our acquisition of Ezidebit in the Asia-Pacific region. The operating margin was 36.7% and 33.4% for the three months ended November 30, 2014 and November 30, 2013, respectively. The operating margin was 36.6% and 33.9% for the six months ended November 30, 2014 and November 30, 2013, respectively.

Corporate

Corporate expenses increased 27.2% to $26.7 million for the three months ended November 30, 2014 compared to $21.0 million in the prior year, primarily due to the credit of $7.0 million associated with the processing system intrusion recorded in the prior year period. Corporate expenses increased 20.0% to $53.8 million for the six months ended November 30, 2014 compared to $44.9 million in the prior year, primarily due to the credit of $7.0 million associated with the processing system intrusion recorded in the prior year period and the settlement of a legal claim in the current year period.

Operating Income

For the three months ended November 30, 2014, our consolidated operating income increased 10.8% to $124.0 million from $111.9 million in the prior year. For the six months ended November 30, 2014, our consolidated operating income increased 13.3% to $248.4 million from $219.3 million in the prior year. The increase was primarily due to revenue growth in our North America and International merchant services segments partially offset by higher variable costs of services associated with revenue growth, higher amortization expense and other incremental operating costs associated with PayPros and Ezidebit. The increase in operating income during the three and six months ended November 30, 2014 was further offset by the processing system intrusion credit of $7.0 million recorded in the prior year period.

Other Income/Expense, Net

Other expense, net, increased to $9.1 million for the three months ended November 30, 2014 compared to $2.7 million in the prior year and increased to $18.9 million for the six months ended November 30, 2014 compared to $7.3 million in the prior year. The increase in the three and six months ended November 30, 2014 was due primarily to an increase in interest expense associated with increased borrowings and an increase in losses associated with our equity method investment in Comercia Global Payments Brazil, an unconsolidated subsidiary. Equity method losses recognized during the six months ended November 30, 2014 include costs associated with the renegotiation of certain contracts to increase operational efficiency. During the three months ended November 30, 2013, we recorded a $2.1 million gain related to the sale of 50% Comercia Global Payments Brazil.

Provision for Income Taxes

Our effective tax rates were 25.8% and 26.9% for the three months ended November 30, 2014 and November 30, 2013, respectively. Our effective tax rates were 26.1% and 28.5% for the six months ended November 30, 2014 and November 30, 2013, respectively. The effective tax rate for the six months ended November 30, 2013 reflects the reduction to certain U.K. deferred tax assets due to enacted corporate tax rate reductions in the U.K. of 3%. Our effective tax rate differs from the U.S. statutory rate due to domestic and international tax planning initiatives and income generated in international jurisdictions with lower tax rates.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax increased to $10.5 million from $6.0 million for the three months ended November 30, 2014 and November 30, 2013, respectively. Noncontrolling interests, net of tax increased to $19.5 million from $13.0 million for the six months ended November 30, 2014 and November 30, 2013, respectively. The increase in both periods is due primarily to income growth in Spain which is conducted through Comercia Global Payments of which we own a controlling 51% interest.

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

At November 30, 2014, we had cash and cash equivalents totaling $644.5 million. Of this amount, we consider $223.5 million to be available cash.

Available cash excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). At November 30, 2014, our cash and cash equivalents included $169.6 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks.

Our available cash balance includes $185.9 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-U.S. acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

Operating activities provided net cash of $226.9 million for the six months ended November 30, 2014 compared to $411.7 million during the six months ended November 30, 2013 primarily due to an increase in cash used to fund settlement partially offset by growth in our earnings. Fluctuations in settlement assets and obligations are largely due to timing of month end cut-off.

Net cash used in investing activities increased from $39.1 million for the six months ended November 30, 2013 to $246.2 million for the six months ended November 30, 2014. During the six months ended November 30, 2014, we invested net cash of $218.8 million to acquire Ezidebit, and we made an additional investment of $3.9 million in Comercia Global Payments Brazil. Cash used for these investments was partially offset by $10.4 million of proceeds we received from the sale of a component of our Russia business that leased automated teller machines to our sponsor bank in Russia.

For the six months ended November 30, 2014, financing activities provided net cash of $105.0 million compared to $47.5 million in the prior year. During the six months ended November 30, 2014, net borrowings under long-term debt were $207.3 million compared to $30.6 million in the prior year. The increase in net borrowings under long-term debt reflects amounts used to partially fund our acquisition of Ezidebit. During the six months ended November 30, 2014, net borrowings on short-term lines of credit used to fund settlement were $90.6 million compared to $259.0 million in the prior year. Fluctuations in short-term lines of credit are largely due to timing of month end cut-off on settlement. The decrease in borrowings under our short-term lines of credit offset the increase in borrowings under our long-term debt. The net proceeds from these borrowing activities were offset by common stock repurchases of $179.7 million during the six months ended November 30, 2014 compared to $250.2 million in the prior year and cash used to fund distributions to noncontrolling interests and dividends.

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

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2014 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Long-Term Debt and Credit Facilities

As of November 30, 2014 and May 31, 2014, outstanding debt consisted of the following:

	November 30, 2014	May 31, 2014
Lines of credit:	(in thousands)
Corporate credit facility - long-term	$351,000	$140,000
Short-term lines of credit	530,721	440,128
Total lines of credit	881,721	580,128
Notes payable	—	3,679
Term loan	1,250,000	1,250,000
Total debt	$2,131,721	$1,833,807

Current portion	$577,596	$457,805
Long-term debt	1,554,125	1,376,002
Total debt	$2,131,721	$1,833,807

The term loan is a five-year senior unsecured $1.25 billion term loan that expires February 28, 2019 and bears interest, at our election, at either the London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of

November 30, 2014, the interest rate on the term loan was 1.90%. Commencing in May 2015 and ending in November 2018, the term loan has scheduled quarterly principal payments of 1.25%, increasing up to 2.50% of the original principal balance. At maturity, 27.5% of the term loan will have been repaid through scheduled amortization and the remaining principal balance will be due. With notice, the term loan may be voluntarily prepaid at any time, in whole or in part, without penalty.

The corporate credit facility is a five-year senior unsecured $1.0 billion revolving credit facility that expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. Borrowing under the corporate credit facility is available in various currencies. As of November 30, 2014, the outstanding balance on the corporate credit facility was $351.0 million, and the interest rate was 1.88%. The corporate credit facility is available for general corporate purposes.

The corporate credit facility allows us to issue standby letters of credit of up to $100.0 million in the aggregate. Outstanding letters of credit under the corporate credit facility reduce the amount of borrowings available to us. At November 30, 2014 and May 31, 2014, we had standby letters of credit of $8.0 million and $8.1 million, respectively. The total available incremental borrowings under our corporate credit facility at November 30, 2014 and May 31, 2014 was $641.0 million and $851.9 million, respectively.

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

Short-term Lines of Credit

We have short-term lines of credit with banks in the United States and Canada as well as several countries in Europe and the Asia-Pacific region in which we do business. The short-term lines of credit, which are primarily used to fund settlement, generally have variable short-term interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining compliance with the credit limit. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. As of November 30, 2014 and May 31, 2014, we had $852.4 million and $440.1 million, respectively, of additional borrowing capacity under our short-term lines of credit to fund settlement.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loan. Our term loan and corporate credit facility agreements include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00 (3.75 to 1.00 in the case of a business acquisition, subject to certain conditions) and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with all applicable covenants as of and for the three and six months ended November 30, 2014 and as of May 31, 2014.

Interest Rate Swap Agreement

On October 9, 2014, we entered into an interest rate swap agreement with a major financial institution to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. The interest rate swap agreement, which became effective on November 1, 2014, will mature on February 28, 2019. The fair value of our interest rate swap as of November 30, 2014 was $3.9 million and is reflected in accounts payable and accrued liabilities in our consolidated balance sheet. Net amounts to be received or paid under the swap agreement are reflected as adjustments to interest expense. Since the interest rate swap agreement has been designated as a cash flow hedge, unrealized gains or losses resulting from adjusting this swap to fair value are recorded as elements of AOCI within the consolidated balance sheets except for any ineffective portion of the change in fair value, which is immediately recorded in interest expense. During the three and six months ended November 30, 2014, there was no ineffectiveness. The fair value of the swap agreement is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. This derivative instrument is classified within Level 2 of the valuation hierarchy.

At November 30, 2014, our interest rate swap agreement effectively converted $500.0 million of our variable-rate debt to a fixed rate of 1.52% plus a leverage-based margin. During the three and six months ended November 30, 2014, we recognized $0.5 million in interest expense related to settlements on the interest rate swap. The amount in AOCI at November 30, 2014 related to our interest rate swap that is expected to be reclassified into interest expense during the next 12 months is not material.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three and six months ended November 30, 2014, we did not adopt any new critical accounting policies, did not change any critical accounting policies and did not change the application of any critical accounting policies from the year ended May 31, 2014. You should read the Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2014 and our summary of significant accounting policies in Note 1 of the notes to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q.

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

NYSE Euronext
20 Broad Street
New York, NY 10005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our debt and cash investments. Our long-term debt bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term and earn a floating rate of interest. These investments are not held for trading or other speculative purposes. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have an interest rate swap that reduces a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in Note 5 to the unaudited consolidated financial statements. Using the November 30, 2014 balances outstanding under these unhedged, variable-rate debt arrangements, short-term lines of credit and cash investments, we estimate that a hypothetical increase of 100 basis points in applicable interest rates as of November 30, 2014 would not result in a material impact to pre-tax income, cash flows or financial position.

Foreign Currency Exchange Rate Risk

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

Item 4. Controls and Procedures

As of November 30, 2014, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the second quarter of fiscal 2015, the approximate average price paid, including commissions, and the approximate dollar value remaining available for purchase are as follows:

Plan category	Total Number of Shares Purchased	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2014 - September 30, 2014	—	$—	—
October 1, 2014 - October 31, 2014	656,924	72.22	656,924
November 1, 2014 - November 30, 2014	—	—	—
Total	656,924	$—	656,924	$197,705,000

On July 29, 2014, we announced that our Board of Directors authorized up to $200.0 million of repurchases of our common stock in addition to any remaining balance of repurchase authorizations announced in previous quarters.

Item 6. Exhibits

List of Exhibits

2.1*
Sale and Purchase Agreement, dated as of September 15, 2014, by and among Global Payments Australia 2 Pty Ltd, Global Payments Inc., as guarantor, shareholders of Ezi Holdings Pty Ltd and certain guarantors of the sellers.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended November 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Unaudited Consolidated Statements of Cash Flows; (iv) the Unaudited Consolidated Statements of Changes in Equity; and (v) the Notes to Unaudited Consolidated Financial Statements.

______________________
*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: January 8, 2015	/s/ Cameron M. Bready
Cameron M. Bready
Chief Financial Officer

Date: January 8, 2015	/s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer