Form 10-Q
period 2015-02-28
GLOBAL PAYMENTS INC
filed 2015-04-08
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of March 31, 2015 was 66,458,271.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended February 28, 2015

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	February 28, 2015	February 28, 2014

Revenues	$664,983	$616,452
Operating expenses:
Cost of service	250,255	232,937
Sales, general and administrative	310,113	286,224
	560,368	519,161
Operating income	104,615	97,291
Other income (expense):
Interest and other income	1,160	2,944
Interest and other expense	(13,429)	(16,457)
	(12,269)	(13,513)
Income before income taxes	92,346	83,778
Provision for income taxes	(23,031)	(23,657)
Net income	69,315	60,121
Less: Net income attributable to noncontrolling interests, net of income tax	(6,747)	(5,000)
Net income attributable to Global Payments	$62,568	$55,121

Earnings per share attributable to Global Payments:
Basic	$0.94	$0.77
Diluted	$0.93	$0.76
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	February 28, 2015	February 28, 2014

Revenues	$2,067,169	$1,880,259
Operating expenses:
Cost of service	767,890	698,852
Sales, general and administrative	946,282	871,825
Processing system intrusion	—	(7,000)
	1,714,172	1,563,677
Operating income	352,997	316,582
Other income (expense):
Interest and other income	3,634	11,570
Interest and other expense	(34,789)	(32,361)
	(31,155)	(20,791)
Income before income taxes	321,842	295,791
Provision for income taxes	(82,837)	(84,105)
Net income	239,005	211,686
Less: Net income attributable to noncontrolling interest, net of income tax	(26,290)	(18,025)
Net income attributable to Global Payments	$212,715	$193,661

Earnings per share attributable to Global Payments:
Basic	$3.15	$2.67
Diluted	$3.13	$2.65
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended
	February 28, 2015	February 28, 2014

Net income	$69,315	$60,121
Other comprehensive income (loss):
Foreign currency translation adjustments	(103,283)	(10,604)
Income tax benefit related to foreign currency translation adjustments	7,958	4,805
Unrealized losses on hedging activities	(1,859)	—
Reclassification of losses on hedging activities to interest expense	1,750	—
Income tax benefit related to hedging activities	41	—
Other comprehensive loss, net of tax	(95,393)	(5,799)

Comprehensive (loss) income	(26,078)	54,322
Less: comprehensive loss (income) attributable to noncontrolling interests	7,146	(7,181)
Comprehensive (loss) income attributable to Global Payments	$(18,932)	$47,141

	Nine Months Ended
	February 28, 2015	February 28, 2014

Net income	$239,005	$211,686
Other comprehensive income (loss):
Foreign currency translation adjustments	(221,138)	11,057
Income tax benefit related to foreign currency translation adjustments	15,249	7,058
Unrealized losses on hedging activities	(6,278)	—
Reclassification of losses on hedging activities to interest expense	2,281	—
Income tax benefit related to hedging activities	1,484	—
Other comprehensive (loss) income, net of tax	(208,402)	18,115

Comprehensive income	30,603	229,801
Less: comprehensive income attributable to noncontrolling interests	(338)	(26,823)
Comprehensive income attributable to Global Payments	$30,265	$202,978
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 28, 2015	May 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$610,148	$581,872
Accounts receivable, net of allowances for doubtful accounts of $405 and $401, respectively	170,895	214,574
Claims receivable, net	584	809
Settlement processing assets	744,976	780,917
Inventory	5,587	6,636
Deferred income taxes	11,933	12,963
Prepaid expenses and other current assets	49,027	45,673
Total current assets	1,593,150	1,643,444
Goodwill	1,422,900	1,337,285
Other intangible assets, net	516,083	535,173
Property and equipment, net	355,885	369,753
Deferred income taxes	93,549	101,928
Other	36,753	31,067
Total assets	$4,018,320	$4,018,650
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$446,800	$440,128
Current portion of long-term debt	62,500	17,677
Accounts payable and accrued liabilities	284,472	290,106
Settlement processing obligations	426,368	451,317
Income taxes payable	22,560	12,390
Total current liabilities	1,242,700	1,211,618
Long-term debt	1,546,000	1,376,002
Deferred income taxes	201,737	209,099
Other long-term liabilities	86,255	89,132
Total liabilities	3,076,692	2,885,851
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 66,457,816 issued and outstanding at February 28, 2015 and 68,845,643 issued and outstanding at May 31, 2014	—	—
Paid-in capital	147,344	183,023
Retained earnings	861,955	815,980
Accumulated other comprehensive loss	(184,226)	(1,776)
Total Global Payments shareholders’ equity	825,073	997,227
Noncontrolling interests	116,555	135,572
Total equity	941,628	1,132,799
Total liabilities and equity	$4,018,320	$4,018,650
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	February 28, 2015	February 28, 2014
Cash flows from operating activities:
Net income	$239,005	$211,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	48,628	43,645
Amortization of acquired intangibles	54,184	43,553
Share-based compensation expense	14,827	17,269
Provision for operating losses and bad debts	10,530	14,203
Deferred income taxes	13,479	3,103
Other, net	469	(1,006)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	32,124	14,442
Claims receivable	(7,159)	(9,145)
Settlement processing assets and obligations, net	(27,948)	(19,669)
Inventory	(256)	3,811
Prepaid expenses and other assets	(5,431)	18,980
Accounts payable and accrued liabilities	(36,044)	(16,422)
Income taxes payable	10,677	(10,049)
Net cash provided by operating activities	347,085	314,401
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(232,864)	(2,519)
Capital expenditures	(56,746)	(61,270)
Principal collections on financing receivables	219	1,997
Net proceeds from sales of investments and business	10,597	3,521
Net cash used in investing activities	(278,794)	(58,271)
Cash flows from financing activities:
Net borrowings on short-term lines of credit	44,622	74,594
Proceeds from issuance of long-term debt	1,593,500	2,390,000
Principal payments under long-term debt	(1,378,679)	(2,099,869)
Payment of debt issuance costs	—	(5,961)
Repurchase of common stock	(231,844)	(258,562)
Proceeds from stock issued under share-based compensation plans	18,867	29,740
Common stock repurchased - share-based compensation plans	(16,175)	(5,682)
Tax benefit from share-based compensation plans	3,851	4,782
Distributions to noncontrolling interests	(19,355)	(33,744)
Dividends paid	(4,035)	(4,330)
Net cash provided by financing activities	10,752	90,968
Effect of exchange rate changes on cash	(50,767)	(14,008)
Increase in cash and cash equivalents	28,276	333,090
Cash and cash equivalents, beginning of the period	581,872	680,470
Cash and cash equivalents, end of the period	$610,148	$1,013,560
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2014	68,846	$183,023	$815,980	$(1,776)	$997,227	$135,572	$1,132,799
Net income			212,715		212,715	26,290	239,005
Other comprehensive loss, net of tax				(182,450)	(182,450)	(25,952)	(208,402)
Stock issued under employee stock plans	1,011	18,867			18,867		18,867
Common stock repurchased - share-based compensation plans	(321)	(7,389)			(7,389)		(7,389)
Tax benefit from employee share-based compensation, net		3,851			3,851		3,851
Share-based compensation expense		14,827			14,827		14,827
Distributions to noncontrolling interests						(19,355)	(19,355)
Repurchase of common stock	(3,078)	(65,835)	(162,705)		(228,540)		(228,540)
Dividends paid ($0.06 per share)			(4,035)		(4,035)		(4,035)
Balance at February 28, 2015	66,458	$147,344	$861,955	$(184,226)	$825,073	$116,555	$941,628
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2013	75,426	$202,396	$958,751	$(15,062)	$1,146,085	$140,522	$1,286,607
Net income			193,661		193,661	18,025	211,686
Other comprehensive income, net of tax				9,317	9,317	8,798	18,115
Stock issued under employee stock plans	1,557	29,740			29,740		29,740
Common stock repurchased - share-based compensation plans	(361)	(5,682)			(5,682)		(5,682)
Tax benefit from employee share-based compensation, net		4,657			4,657		4,657
Share-based compensation expense		17,269			17,269		17,269
Distributions to noncontrolling interests						(33,744)	(33,744)
Repurchase of common stock	(4,961)	(53,072)	(207,537)		(260,609)		(260,609)
Dividends paid ($0.06 per share)			(4,330)		(4,330)		(4,330)
Balance at February 28, 2014	71,661	$195,308	$940,545	$(5,745)	$1,130,108	$133,601	$1,263,709
See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— We are a leading worldwide provider of payment technology services that delivers innovative solutions to our customers globally. Our partnerships, technologies and employee expertise enable us to provide a broad range of products and services that allow our customers to accept all payment types. We distribute our products and services across a variety of channels to merchants and partners in 28 countries throughout North America, Europe, the Asia-Pacific region and Brazil. We provide payment and digital commerce solutions and operate in two reportable segments: North America merchant services and International merchant services.

We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in the payments business since 1967. Global Payments Inc. and its consolidated subsidiaries are referred to collectively in this report as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

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

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include reserve funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with banks that sponsor us and is in accordance with guidelines set by the card networks. As of February 28, 2015 and May 31, 2014, our cash and cash equivalents included $169.8 million and $124.7 million, respectively, related to Merchant Reserves.

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

Goodwill— We test goodwill for impairment at the reporting unit level annually as of January 1st and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its net carrying value. Macroeconomic factors such as general economic conditions, fluctuations in foreign exchange rates and other developments in equity and credit markets are monitored for indications that goodwill assigned to one of our reporting units may be impaired. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether to perform a qualitative assessment is made annually and may vary by reporting unit.

When conducting a qualitative assessment, we consider factors including general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying value of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, a two-step quantitative test is required. In the first step, the reporting unit's carrying amount, including goodwill, is compared to its fair value. If the carrying amount of the reporting unit is greater than its fair value, goodwill may be impaired and step two must be performed. Step two measures any impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of the fair value over the amounts allocated to the assets and liabilities of the reporting unit is the implied fair value of the goodwill. The excess of the carrying amount over the implied fair value of the goodwill is the impairment loss.

We have six reporting units: North America merchant services, U.K. merchant services, Asia-Pacific merchant services, Central and Eastern Europe merchant services, Russia merchant services and Spain merchant services. As of January 1, 2015, we elected to perform a qualitative assessment of impairment for each of our reporting units, except Russia merchant services. We determined on the basis of qualitative factors, as described above, that the fair values of these five reporting units were not more likely than not less than their respective carrying values. Due to the deterioration of economic conditions in the Russian Federation and the recent devaluation of the Russian Ruble compared to the United States Dollar, we elected to perform a quantitative assessment of impairment for the Russia merchant services reporting unit as of January 1, 2015. Based on this quantitative assessment, we determined that goodwill of our Russia merchant services reporting unit was not impaired. We believe that the fair values of our reporting units are substantially in excess of their carrying values.

Our goodwill impairment testing involves the use of estimates and the exercise of judgment on the part of management. Our assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. Significant changes in our assessment of such qualitative factors could affect our assessment of the fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

When applying a quantitative approach, we estimate the fair value of our reporting units using a combination of the income approach and the market approach. The income approach utilizes a discounted cash flow model incorporating management’s expectations for future revenue, operating expenses, EBITDA (earnings before interest, taxes, depreciation and amortization), capital expenditures and an anticipated tax rate. We discount the related cash flow forecasts using an estimated weighted-average cost of capital for each reporting unit at the date of valuation. The market approach utilizes comparative market multiples in the valuation estimate. Multiples are derived by relating the value of guideline companies, based on either the market price of publicly traded shares or the prices of companies being acquired in the marketplace, to various measures of their earnings and cash flow. Such multiples are then applied to the historical and projected earnings and cash flow of the reporting unit in developing the valuation estimate.

Preparation of forecasts and the selection of discount rates involve significant judgments about expected future business performance and general market conditions. Significant changes in our forecasts, the discount rates selected or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

Other intangible assets— Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), acquired technologies and trademarks associated with acquisitions. Customer-related intangible assets, contract-based intangible assets and trademarks are amortized over their estimated useful lives from 5 to 30 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks and trade names are based on our plans to phase out the trademarks and trade names in the applicable markets.

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

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We use the straight-line method of amortization for our contract-based intangibles and amortizable trademarks and trade names. Acquired technologies are amortized on a straight-line basis over their estimated useful lives.

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis, as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at February 28, 2015 or May 31, 2014.

Derivative Instruments— Our long-term debt bears interest, at our election, at either the London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. Consequently, we are exposed to variability in our interest payment cash flows due to changes in interest rates. We use interest rate swaps to manage a portion of this exposure. These financial instruments are recognized at fair value on our consolidated balance sheets, and changes in fair value are recognized in shareholders’ equity through accumulated other comprehensive income (loss) ("AOCI"). Our objective in managing our exposure to fluctuation in interest rates is to better control this element of cost and to mitigate the earnings and cash flow volatility associated with changes in applicable rates.

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

We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. GAAP requires all derivative instruments to be recognized as either assets or liabilities at fair value in our consolidated balance sheets. We designated our interest rate swap agreements as a cash flow hedge of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. Please see Note 5-Long-Term Debt and Credit Facilities for more information about our interest rate swaps.

Earnings per share— Basic earnings per share is computed by dividing reported net income attributable to Global Payments by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Global Payments by the weighted average shares outstanding during the period, including the impact of securities that would have a dilutive effect on earnings per share. All stock options with an exercise price less than the average market share price of our common stock for the period are assumed to have a dilutive effect on earnings per share.

The following table sets forth the computation of diluted weighted average shares outstanding for the three and nine months ended February 28, 2015 and February 28, 2014:

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
	(in thousands)		(in thousands)

Basic weighted average shares outstanding	66,890	71,835	67,476	72,598
Plus: Dilutive effect of stock options and other share-based awards	416	599	415	554
Diluted weighted average shares outstanding	67,306	72,434	67,891	73,152

Repurchased shares— We account for the retirement of repurchased shares using the par value method under which we allocate the cost of repurchased and retired shares between paid-in capital and retained earnings by comparing the price of shares repurchased to the original issue proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. We use a last-in, first-out cost flow assumption to identify the original issue proceeds to the cost of the shares repurchased. We believe that this allocation method is preferable because it more accurately reflects our paid-in capital balances by allocating the cost of the shares repurchased and retired to paid-in capital in proportion to paid-in capital associated with the original issuance of said shares.

New accounting pronouncements— From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standards setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed below, our management believes that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption permitted for financial statements that have not been previously issued. We are evaluating the impact of ASU 2015-03 on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this update make changes to consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

In January 2015, the FASB issued ASU 2015-01, Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in this update eliminate from GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are evaluating the impact of ASU 2014-09 on our consolidated financial statements.

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

Under the sponsorship model, we are designated as a Merchant Service Provider by MasterCard and an Independent Sales Organization by Visa, which means that member clearing banks ("Member") sponsor us and require our adherence to the standards of the payment networks. In certain markets, we have sponsorship or depository and clearing agreements with financial institution sponsors. These agreements allow us to route transactions under the Members' control and identification numbers to clear credit card transactions through MasterCard and Visa. In this model, the standards of the payment networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded.

Under the direct membership model, we are members in various payment networks, allowing us to process and fund transactions without third-party sponsorship. In this model, we route and clear transactions directly through the card brand’s network and are not restricted from performing funds settlement. Otherwise, we process these transactions similarly to how we process transactions in the sponsorship model. We are required to adhere to the standards of the payment networks in which we are direct members. We maintain relationships with financial institutions, which may also serve as our Member sponsors for other card brands or in other markets, to assist with funds settlement.

Timing differences, interchange expense, Merchant Reserves and exception items cause differences between the amount received from the payment networks and the amount funded to the merchants. These intermediary balances arising in our settlement process for direct merchants are reflected as settlement processing assets and obligations on our consolidated balance sheets. Settlement processing assets and obligations include the components outlined below:

•	Interchange reimbursement - our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange expense.

•	Receivable from Members - our receivable from the Members for transactions in which merchants have been funded in advance of receipt of funding.

•	Receivable from networks - our receivable from a payment network for transactions processed on behalf of merchants where we are a direct member of that particular network.

•	Exception items - items such as customer chargeback amounts received from merchants.

•	Merchant Reserves - reserves held to minimize contingent liabilities associated with losses that may occur under the merchant agreement.

•	Liability to Members - our liability to the Members for transactions for which funding from the payment network has been received by the Members but merchants have not yet been funded.

•	Liability to merchants - our liability to merchants for transactions that have been processed but not yet funded where we are a direct member of a particular payment network.

•
Reserve for operating losses - our allowance for charges or losses that we are not able to collect from the merchants due to merchant fraud, insolvency, bankruptcy or any other merchant-related reason.

In accordance with ASC 210-20, Offsetting, we apply offsetting to our settlement processing assets and obligations where legal right of set-off exists. In the sponsorship model, we apply offsetting by Member because the Member is ultimately responsible for funds settlement. With these Member transactions, we do not have access to the gross proceeds of the receivable from the payment networks and, thus, do not have a direct obligation or any ability to satisfy the payable to fund the merchant. In these situations, we apply offsetting to determine a net position with each Member sponsor. If that net position is an asset, we reflect the net amount in settlement processing assets on our consolidated balance sheet, and we present the individual components in the settlement processing assets table below. If that net position is a liability, we reflect the net amount in settlement processing obligations on our consolidated balance sheet, and we present the individual components in the settlement processing obligations table below. In the direct membership model, offsetting is not applied, and the individual components are presented as an asset or obligation based on the nature of that component.

	February 28, 2015	May 31, 2014
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$183,973	$217,806
Receivable from Members	189,877	206,322
Receivable from networks	411,997	430,763
Exception items	9,055	5,573
Merchant Reserves	(49,926)	(79,547)
	$744,976	$780,917

Settlement processing obligations:
Interchange reimbursement	$31,246	$54,459
Liability to Members	(1,710)	(5,490)
Liability to merchants	(338,868)	(407,651)
Exception items	4,299	6,313
Merchant Reserves	(119,919)	(96,622)
Reserve for operating losses	(1,119)	(1,725)
Reserves for sales allowances	(297)	(601)
	$(426,368)	$(451,317)

NOTE 3—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS AND JOINT VENTURES

Fiscal 2015

Bank of the Philippine Islands

On December 17, 2014, we announced an agreement with Bank of the Philippine Islands ("BPI") to provide merchant acquiring and payment services in the Philippines. We believe this arrangement will enable us to expand our direct distribution in the Philippines, further leverage our technological strengths and provide superior product and service offerings to customers in the Philippines. Under this arrangement, BPI will contribute its existing merchant acquiring business to our subsidiary in the Philippines, Global Payments Asia-Pacific Philippines Incorporated ("GPAPPI"), in return for a 49% ownership interest in GPAPPI and a cash payment of $3.6 million. We will retain a controlling 51% interest in GPAPPI, which is included in our International merchant services segment. The transaction is expected to close late in the fourth quarter of fiscal 2015, subject to receipt of regulatory approvals and satisfaction of customary closing conditions. For fiscal 2015, we expect this transaction to be immaterial to our consolidated revenues and earnings per share.

Fidelity National Information Services Gaming Business

On September 30, 2014, we entered into an asset purchase agreement with Certegy Check Services, Inc., a Delaware corporation and wholly-owned subsidiary of Fidelity National Information Services, Inc. (NYSE:FIS) ("FIS"), to acquire its gaming business related to licensed gaming operators (the "FIS Gaming Business"). Pursuant to the terms of the asset purchase agreement, we will acquire substantially all of the assets of the FIS Gaming Business, which includes approximately 260 gaming client locations, for $236.5 million, subject to certain adjustments at closing. We expect the acquisition to close early in the first quarter of fiscal 2016, subject to the satisfaction of customary closing conditions, and to be funded from borrowings on our credit facility.

At the same time, we entered into a gaming bureau license agreement and an outsourcing agreement with FIS. Under the license agreement, we acquired a perpetual software license for a gaming bureau application that we believe enhances our casino clients’ credit decision process. The software license is reflected in property and equipment in our consolidated balance sheet at

February 28, 2015. Under the outsourcing agreement, which has a term of 10 years, we have engaged FIS to provide a variety of services for our gaming clients, including: check and ACH verification services, collection services, claims management services, billing services and other gaming bureau services. The outsourcing agreement will become effective when the asset purchase agreement closes.

Ezidebit

On October 10, 2014, we completed the acquisition of 100% of the outstanding stock of Ezi Holdings Pty Ltd ("Ezidebit") for AU$305.0 million less working capital of AU$2.4 million (US$268.1 million less working capital of US$2.1 million). This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its products through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings. This acquisition was recorded as a business combination, and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this transaction, the allocation of the purchase price is preliminary pending final valuation of intangible assets. Acquisition costs associated with this purchase were not material. The revenue and earnings of Ezidebit for the three and nine months ended February 28, 2015 are not material nor are the historical revenue and earnings of Ezidebit material for the purpose of presenting pro forma information for the current or prior-year periods.

The following table summarizes the preliminary purchase price allocation (in thousands):

Cash	$45,826
Goodwill	194,136
Customer-related intangible assets	42,721
Acquired technology	27,954
Trade name	2,901
Other assets	2,337
Total assets acquired	315,875
Liabilities	(49,797)
Deferred income taxes	(96)
Net assets acquired	$265,982

The preliminary purchase price allocation resulted in goodwill, included in the International merchant services segment, of $194.1 million. Goodwill is attributable to expected growth opportunities in Australia and New Zealand, as well as growth opportunities and operating synergies in integrated payments in our existing Asia-Pacific and North America markets. Goodwill associated with this acquisition is not deductible for tax purposes. The customer-related intangible assets have an estimated amortization periods of 15 years. The acquired technology has an estimated amortization period of 15 years. The trade name has an estimated amortization period of 5 years.

Fiscal 2014

Comercia Global Payments Brazil

Effective September 30, 2013, CaixaBank, S.A. ("CaixaBank"), which owns 49% of Comercia Global Payments ("Comercia"), our subsidiary in Spain, purchased 50% of Global Payments Brazil for $2.1 million in cash and a commitment to fund the capital needs of the business until such time as its cumulative funding was equal to funding that we provided from inception through the effective date of the transaction. The transaction created a new joint venture which does business as Comercia Global Payments Brazil.  As a result of the transaction, we deconsolidated Global Payments Brazil. Thereafter, we have applied the equity method of accounting to our retained interest in Global Payments Brazil.  We recorded a gain on the transaction of $2.1 million which was included in interest and other income in the consolidated statement of income for the nine months ended February 28, 2014. The results of the Brazil operation from inception until the restructuring into a joint venture on September 30, 2013 were not material to our consolidated results of operations, and the assets and liabilities that we derecognized were not material to our consolidated balance sheet.

In late fiscal 2014, CaixaBank completed its initial funding commitment. During the three months ended August 31, 2014, CaixaBank and Global Payments each made an additional investment of $3.9 million in Global Payments Brazil to fund the operations of the business. During the three months ended February 28, 2015, we advanced an additional $6.7 million to Global Payments Brazil. We expect this advance will be replaced with permanent financing from CaixaBank and us in the fourth quarter of fiscal 2015.

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

The purchase price allocation resulted in goodwill, included in the North America merchant services segment, of $270.9 million. Such goodwill is attributable primarily to operating synergies with the services offered and markets served by PayPros. The goodwill associated with the acquisition is not deductible for tax purposes. The customer-related intangible assets and the contract-based intangible assets have estimated amortization periods of 13 years. The acquired technology has an estimated amortization period of 7 years.

The following pro forma information shows the results of our operations for the three and nine months ended February 28, 2014 as if the PayPros acquisition had occurred on June 1, 2013. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Unaudited
	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2014	February 28, 2014	February 28, 2014
	(Actual)	(Pro forma)	(Actual)	(Pro forma)
	(in thousands, except per share data)		(in thousands, except per share data)
Total revenues	$616,452	$643,086	$1,880,259	$1,954,570
Net income attributable to Global Payments	$55,121	$54,885	$193,661	$189,645

Net income per share attributable to Global Payments, basic	$0.77	$0.76	$2.67	$2.61
Net income per share attributable to Global Payments, diluted	$0.76	$0.76	$2.65	$2.59

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of February 28, 2015 and May 31, 2014, goodwill and intangible assets consisted of the following:

	February 28, 2015	May 31, 2014
	(in thousands)
Goodwill	$1,422,900	$1,337,285
Other intangible assets:
Customer-related intangible assets	$702,037	$714,704
Contract-based intangible assets	131,612	145,967
Acquired technologies	50,337	25,700
Trademarks and trade names	7,015	6,140
	891,001	892,511
Less accumulated amortization:
Customer-related intangible assets	328,633	317,629
Contract-based intangible assets	35,411	32,031
Acquired technologies	6,839	3,531
Trademarks and trade names	4,035	4,147
	374,918	357,338
	$516,083	$535,173

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended February 28, 2015:

	North America Merchant Services	International Merchant Services	Total
	(in thousands)
Balance at May 31, 2014	$786,655	$550,630	$1,337,285
Accumulated impairment losses	—	—	—
	786,655	550,630	1,337,285

Goodwill acquired	—	194,136	194,136
Adjustment(1)	(699)	—	(699)
Effect of foreign currency translation	(12,065)	(95,757)	(107,822)
Balance at February 28, 2015	$773,891	$649,009	$1,422,900

(1) During the nine months ended February 28, 2015, we recorded an adjustment to decrease goodwill by $0.7 million in our North America merchant services segment in connection with the finalization of the intangible asset and deferred tax valuations associated with the purchase price allocation and the working capital settlement for the PayPros acquisition.

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

As of February 28, 2015 and May 31, 2014, outstanding debt consisted of the following:

	February 28, 2015	May 31, 2014
Lines of credit:	(in thousands)
Corporate Credit Facility - long-term	$358,500	$140,000
Short-term lines of credit	446,800	440,128
Total lines of credit	805,300	580,128
Notes payable	—	3,679
Term loan	1,250,000	1,250,000
Total debt	$2,055,300	$1,833,807

Current portion	$509,300	$457,805
Long-term debt	1,546,000	1,376,002
Total debt	$2,055,300	$1,833,807

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

The Term Loan expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. As of February 28, 2015, the interest rate on the Term Loan was 1.92%. Commencing in May 2015 and ending in November 2018, the Term Loan has scheduled quarterly principal payments of 1.25%, increasing up to 2.50% of the original principal balance. At maturity, 27.5% of the Term Loan will have been repaid through scheduled amortization and the remaining principal balance will be due. With notice, the Term Loan may be voluntarily prepaid at any time, in whole or in part, without penalty.

The Corporate Credit Facility is a five-year senior unsecured $1.0 billion revolving credit facility that expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. Borrowing under the Corporate Credit Facility is available in various currencies. As of February 28, 2015, the outstanding balance on the Corporate Credit Facility was $358.5 million, and the interest rate was 1.89%. The Corporate Credit Facility is available for general corporate purposes.

The Corporate Credit Facility allows us to issue standby letters of credit of up to $100.0 million in the aggregate. Outstanding letters of credit under the Corporate Credit Facility reduce the amount of borrowings available to us. At February 28, 2015 and May 31, 2014, we had standby letters of credit of $7.4 million and $8.1 million, respectively. Borrowings available to us under the Corporate Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available incremental borrowings under our Corporate Credit Facility at February 28, 2015 and May 31, 2014 was $626.5 million and $851.9 million, respectively.

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

Short-term Lines of Credit

We have short-term lines of credit with banks in the United States and Canada as well as several countries in Europe and the Asia-Pacific region in which we do business. The short-term lines of credit, which are primarily used to fund settlement, generally have variable short-term interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining compliance with the credit limit. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. As of February 28, 2015 and May 31, 2014, we had $901.5 million and $818.5 million, respectively, of additional borrowing capacity under our short-term lines of credit to fund settlement.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and Term Loan. Our Term Loan and Corporate Credit Facility include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00 (3.75 to 1.00 in the case of a business acquisition, subject to certain conditions) and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with all applicable covenants as of and for the three and nine months ended February 28, 2015 and as of May 31, 2014.

Interest Rate Swap Agreement

On October 9, 2014, we entered into an interest rate swap agreement with a major financial institution to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. The interest rate swap agreement, which became effective on October 31, 2014, will mature on February 28, 2019. The fair value of our interest rate swap as of February 28, 2015 was a liability of $4.0 million, which is reflected in accounts payable and accrued liabilities in our consolidated balance sheet. Net amounts to be received or paid under the swap agreement are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreement as a cash flow hedge, unrealized gains or losses resulting from adjusting this swap to its fair value are recorded as elements of AOCI within the consolidated balance sheet except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the three and nine months ended February 28, 2015, there was no ineffectiveness. The fair value of the swap agreement is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. This derivative instrument is classified within Level 2 of the valuation hierarchy.

At February 28, 2015, our interest rate swap agreement effectively converted $500.0 million of our variable-rate debt to a fixed rate of 1.52% plus a leverage-based margin. During the three and nine months ended February 28, 2015, we recognized $1.8 million and $2.3 million, respectively, in interest expense related to settlements on the interest rate swap. At February 28, 2015, the amount in AOCI related to our interest rate swap that is expected to be reclassified into interest expense during the next 12 months is not material.

NOTE 6—INCOME TAX

Our effective tax rates were 24.9% and 28.2% for the three months ended February 28, 2015 and February 28, 2014, respectively. Our effective tax rates were 25.7% and 28.4% for the nine months ended February 28, 2015 and February 28, 2014, respectively. The effective tax rates for the three and nine months ended February 28, 2014 reflects additional income tax expense we recorded as a result of the reduction of certain U.K. deferred tax assets due to enacted corporate tax rate reductions in the United Kingdom of 3%. Our effective tax rate differs from the U.S. statutory rate due to domestic and international tax planning initiatives and income generated in international jurisdictions with lower tax rates.

As of February 28, 2015 and May 31, 2014, other long-term liabilities included liabilities for unrecognized income tax benefits of $71.1 million and $71.2 million, respectively, including interest. $68.0 million of our liabilities for unrecognized income tax benefits at February 28, 2015 relate to tax positions that are currently under review by tax authorities. It is reasonably possible that the total amounts of unrecognized tax benefits will decrease by between $0.0 million and $68.0 million as a result of this review. Based on the nature of the underlying positions, we do not believe that a negative outcome would have any impact on our income or results of operations in the period of change.  Further, a negative outcome would not have a significant impact on our financial condition or liquidity. During the three and nine months ended February 28, 2015 and February 28, 2014, amounts recorded for accrued interest and penalty expense related to the unrecognized income tax benefits were insignificant.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world, including, without limitation, the United States, the United Kingdom and Canada. We are no longer subject to state income tax examinations for years ended on or before May 31, 2008 and are no longer subject to U.S. federal income tax examinations by the U.S. Internal Revenue Service for fiscal years prior to 2012.

NOTE 7—SHAREHOLDERS’ EQUITY

During the three and nine months ended February 28, 2015, we repurchased and retired 0.6 million and 3.1 million shares of our common stock at a cost of $56.6 million and $228.5 million, or an average of $88.74 and $74.25 per share, respectively, including commissions. As of February 28, 2015, we had $243.4 million of remaining authorized share repurchases.

During the three and nine months ended February 28, 2014, we repurchased and retired 0.3 million and 5.0 million shares of our common stock at a cost of $21.5 million and $260.6 million, or an average of $64.04 and $52.53 per share, respectively, including commissions.

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

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

The following table summarizes share-based compensation expense and the related income tax benefit recognized for stock options, restricted stock, performance units, TSR units, and shares issued under our employee stock purchase plan (each as described below).

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
	(in millions)		(in millions)
Share-based compensation expense	$5.7	$5.3	$14.8	$17.3
Income tax benefit	$1.9	$2.0	$4.8	$5.2

We grant various share-based awards pursuant to the Plans under what we refer to as our "long-term incentive plan." The awards are held in escrow and released upon the grantee’s satisfaction of conditions of the award certificate.

Restricted Stock

We grant restricted stock awards and restricted stock units. Restricted stock awards vest over a period of time, provided, however, that if the grantee is not employed by us on the vesting date, the shares are forfeited. Restricted shares cannot be sold or transferred until they have vested. Restricted stock granted before fiscal 2015 vests in equal installments on each of the first four anniversaries of the grant date. Restricted stock granted during fiscal 2015 will either vest in equal installments on each of the first three anniversaries of the grant date or cliff vest at the end of a three-year service period. Restricted shares entitle the holder to vote with common shareholders and receive dividends paid on our common stock during the vesting period. Holders of restricted stock units do not have the right to vote shares or receive dividends. The grant date fair value of restricted stock, which is based on the quoted market value of our common stock at the closing of the award date, is recognized as share-based compensation expense on a straight-line basis over the vesting period.

Performance Units

Certain of our executives have been granted up to three types of "performance units" under our long-term incentive plan. "Performance units" are performance-based restricted stock units that, after a performance period, convert into common shares, which may be restricted. The number of shares is dependent upon the achievement of certain performance measures during the performance period. The target number of performance units and any market-based performance measures ("at threshold," "target," and "maximum") are set by the Compensation Committee of our Board of Directors. Performance units are converted only after the Compensation Committee certifies performance based on pre-established goals.

The performance units granted to certain executives in fiscal 2014 were based on a one-year performance period. After the Compensation Committee certified the performance results, 25% of the performance units converted to unrestricted shares.  The remaining 75% converted to restricted shares that vest in equal installments on each of the first three anniversaries of the conversion date. The performance units granted to certain executives during fiscal 2015 were based on a three-year performance period. After the Compensation Committee certifies the performance results for the three-year period, performance units earned will convert into unrestricted common stock.

The Compensation Committee may set a range of possible performance-based outcomes for performance units. Depending on the achievement of the performance measures, the grantee may earn as little as 0% and up to a maximum of 200% of the target number of shares. For awards with only performance conditions, we recognize compensation expense over the performance period using the grant date fair value of the award, which is based on the number of shares expected to be earned according to the level of achievement of performance goals. If the number of shares expected to be earned were to change at any time during the performance period, we would make a cumulative adjustment to share-based compensation expense based on the revised number of shares expected to be earned.

During fiscal 2015, certain executives were granted performance units that we refer to as "leveraged performance units," or "LPUs." LPUs contain a market condition based on our relative stock price growth over a three-year performance period. The LPUs contain a minimum threshold performance, which if not met would result in no payout. The LPUs also contain a maximum award opportunity set as a fixed dollar and fixed number of shares. After the three-year performance period, one-third of any earned units converts to unrestricted common stock. The remaining two-thirds convert to restricted stock that will vest in equal installments on each of the first two anniversaries of the conversion date. We recognize share-based compensation expense based on the grant date fair value of the LPUs, as determined by use of a Monte Carlo model, on a straight-line basis over the requisite service period for each separately vesting portion of the LPU award.

Total Shareholder Return ("TSR") Units

Before fiscal 2015, certain of our executives were granted “TSR units,” which are performance-based restricted stock units that are earned based on our total shareholder return over a three-year performance period compared to companies in the S&P 500. Once the performance results are certified, TSR units convert into unrestricted common stock. Depending on our performance, the grantee may earn as little as 0% and up to a maximum of 200% of the target number of shares. The target number of TSR units for each executive is set by the Compensation Committee. We recognize share-based compensation expense based on the grant date fair value of the TSR units, as determined by use of a Monte Carlo model, on a straight-line basis over the vesting period.

The following table summarizes the changes in unvested share-based awards for the nine months ended February 28, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Unvested at May 31, 2014	877	$45
Granted	469	72
Vested	(322)	46
Forfeited	(92)	53
Unvested at February 28, 2015	932	$58

Including the restricted stock, performance units and TSR units described above, the total fair value of share-based awards vested during the nine months ended February 28, 2015 and February 28, 2014 was $14.9 million and $15.9 million, respectively.

For these share-based awards, we recognized compensation expense of $5.4 million and $5.0 million in the three months ended February 28, 2015 and February 28, 2014, respectively. For the nine months ended February 28, 2015 and February 28, 2014, we recognized compensation expense for these share-based awards of $13.8 million and $16.2 million, respectively. As of February 28, 2015, there was $47.5 million of unrecognized compensation expense related to unvested share-based awards that we expect to recognize over a weighted average period of 2.27 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. The price for shares purchased under the plan is 85% of the market value on the last day of each calendar quarter. As of February 28, 2015, 1.1 million shares had been issued under this plan, with 1.3 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.1 million in both the three months ended February 28, 2015 and February 28, 2014. We recognized compensation expense for the plan of $0.5 million and $0.4 million in the nine months ended February 28, 2015 and February 28, 2014, respectively.

The weighted average grant-date fair value of each designated share purchased under this plan during the nine months ended February 28, 2015 and February 28, 2014 was approximately $8 and $7, respectively, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value on the date of grant and have a term of ten years. Stock options granted before fiscal 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during fiscal 2015 vest in equal installments on each of the first three anniversaries of the grant date. During the nine months ended February 28, 2015, we granted 0.2 million stock options. We did not grant stock options during the three months ended February 28, 2015 or during the three and nine months ended February 28, 2014. Our stock option plans provide for accelerated vesting under certain conditions.

The following is a summary of our stock option activity as of and for the nine months ended February 28, 2015:

	Options	Weight Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at May 31, 2014	766	$41	3.8	$21.3
Granted	153	72
Forfeited	(23)	56
Exercised	(366)	41
Outstanding at February 28, 2015	530	$49	4.9	$22.8

Options vested and exercisable at February 28, 2015	392	$41	3.3	$20.0

We recognized compensation expense for stock options of $0.2 million in both the three months ended February 28, 2015 and February 28, 2014. We recognized compensation expense for stock options of $0.5 million and $0.7 million in the nine months ended February 28, 2015 and February 28, 2014, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended February 28, 2015 and February 28, 2014 was $11.7 million and $24.0 million, respectively. As of February 28, 2015, we had $1.9 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted average period of 3.3 years.

The weighted average grant-date fair value of each stock option granted during the nine months ended February 28, 2015 was $17. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

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

NOTE 9—SEGMENT INFORMATION

General Information

We are a leading worldwide provider of payment technology services that delivers innovative solutions driven by our customer needs globally. Our partnerships, technologies and employee expertise enable us to provide a broad range of products and services that allow our customers to accept all payment types across a variety of distribution channels in many markets around the world. We have merchants and partners in 28 countries throughout North America, Europe, the Asia-Pacific region and Brazil. We provide payment and digital commerce solutions and operate in two reportable segments: North America merchant services and International merchant services.

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

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and nine months ended February 28, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
	(in thousands)		(in thousands)

Revenues:
United States	$404,016	$355,880	$1,222,841	$1,081,506
Canada	69,047	73,467	243,004	245,379
North America merchant services	473,063	429,347	1,465,845	1,326,885

Europe	138,378	143,832	461,140	433,886
Asia-Pacific (1)	53,542	43,273	140,184	119,488
International merchant services	191,920	187,105	601,324	553,374
Consolidated revenues	$664,983	$616,452	$2,067,169	$1,880,259

Operating income (loss) for segments:
North America merchant services	$66,723	$61,695	$218,906	$201,831
International merchant services (2)	64,902	58,077	214,947	182,085
Corporate	(27,010)	(22,481)	(80,856)	(67,334)
Consolidated operating income	$104,615	$97,291	$352,997	$316,582

Depreciation and amortization:
North America merchant services	$20,100	$14,422	$61,018	$41,488
International merchant services	11,928	13,790	36,984	40,934
Corporate	1,612	1,594	4,810	4,776
Consolidated depreciation and amortization	$33,640	$29,806	$102,812	$87,198

(1) Revenues for Ezidebit, which operates primarily in Australia and New Zealand, are included in the Asia-Pacific region.

(2) During the nine months ended February 28, 2015, operating income for the International merchant services segment includes a $2.9 million gain on the sale of a component of our Russia business that leased automated teller machines to our sponsor bank in Russia. The gain is presented in the “Sales, general and administrative” line in the consolidated statements of income.

NOTE 10—SUBSEQUENT EVENT

On March 25, 2015, we acquired approximately 95% of the outstanding shares of Pay and Shop Limited for €108.5 million ($119.1 million equivalent as of the acquisition date), adjusted for working capital, funded by borrowings on our revolving credit facility. Pay and Shop Limited, which does business as Realex Payments, is a leading European online payment gateway technology provider based in Dublin, Ireland. This transaction furthers our strategy to provide omni-channel solutions that combine gateway services, payment service provisioning and merchant acquiring across Europe. This transaction will be recorded as a business combination, and the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Due to the timing of this transaction, the allocation of purchase price has not been finalized pending valuation of intangible assets acquired. For fiscal 2015, we expect this transaction to be immaterial to our consolidated revenues and earnings per share.

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

General

We are a leading worldwide provider of payment technology services that delivers innovative solutions to our customers globally. Our partnerships, technologies and employee expertise enable us to provide a broad range of products and services that allow our customers to accept all payment types. We distribute our products and services across a variety of channels to merchants and partners in 28 countries throughout North America, Europe, the Asia-Pacific region and Brazil. We provide payment and digital commerce solutions and operate in two reportable segments: North America merchant services and International merchant services.

We were incorporated in Georgia as Global Payments Inc. in September 2000, and we spun-off from our former parent company on January 31, 2001. Including our time as part of our former parent company, we have been in the payments business since 1967. Global Payments Inc. and its consolidated subsidiaries are referred to collectively in this report as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

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

Executive Overview

For the nine months ended February 28, 2015, revenues increased 9.9% to $2,067.2 million from $1,880.3 million for the prior year, reflecting growth in most of our markets, despite the impact of unfavorable currency fluctuations.

Consolidated operating income was $353.0 million for the nine months ended February 28, 2015 compared to $316.6 million for the prior year. Net income attributable to Global Payments increased $19.1 million, or 9.8%, to $212.7 million for the nine months ended February 28, 2015 from $193.7 million in the prior year. Diluted earnings per share increased $0.48 to $3.13 for the nine months ended February 28, 2015 from $2.65 for the nine months ended February 28, 2014.

North America merchant services segment revenue increased $139.0 million, or 10.5%, to $1,465.8 million for the nine months ended February 28, 2015 from $1,326.9 million for the nine months ended February 28, 2014. North America merchant services segment operating income increased to $218.9 million for the nine months ended February 28, 2015 from $201.8 million for the nine months ended February 28, 2014, with operating margins of 14.9% and 15.2% for the nine months ended February 28, 2015 and February 28, 2014, respectively. The growth in the North America merchant services segment for the nine months ended February 28, 2015 was primarily due to growth in our U.S. direct integrated solutions channel, including our acquisition of Payment Processing, Inc. ("PayPros") on March 4, 2014, partially offset by unfavorable currency fluctuations in Canada. Revenue growth in our U.S. ISO channel was less than 1% for the nine months ended February 28, 2015.

International merchant services segment revenue increased $48.0 million, or 8.7%, to $601.3 million for the nine months ended February 28, 2015 from $553.4 million for the nine months ended February 28, 2014. International merchant services operating income increased to $214.9 million for the nine months ended February 28, 2015 from $182.1 million for the nine months ended February 28, 2014, with operating margins of 35.7% and 32.9% for the nine months ended February 28, 2015 and February 28, 2014, respectively. Growth in the International merchant services segment for the nine months ended February 28, 2015 was due to growth in Europe, particularly in Spain and our ecommerce channel, and in the Asia-Pacific region. Revenue growth in Europe was driven in part by card transaction and volume growth and a decrease in interchange rates in Spain due to recently effective legislation, partially offset by unfavorable currency fluctuations. Revenue growth in the Asia-Pacific region was primarily due to growth in card transactions and volume, including our acquisition of Ezi Holdings Pty Ltd ("Ezidebit") as described below, partially offset by unfavorable currency fluctuations.

On October 10, 2014, we completed the acquisition of 100% of the outstanding stock of Ezidebit for AU$305.0 million less working capital of AU$2.4 million (US$268.1 million less working capital of US$2.1 million). This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its products through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings.

On September 30, 2014, we entered into an asset purchase agreement with Certegy Check Services, Inc., a Delaware corporation and wholly-owned subsidiary of Fidelity National Information Services, Inc. (NYSE:FIS) ("FIS"), to acquire its gaming business related to licensed gaming operators (the “FIS Gaming Business”). Pursuant to the terms of the asset purchase agreement, we will acquire substantially all of the assets of the FIS Gaming Business, which includes approximately 260 gaming client locations, for $236.5 million, subject to certain adjustments at closing. We expect the acquisition to close early in the first quarter of fiscal 2016, subject to the satisfaction of customary closing conditions.

On December 17, 2014, we announced an agreement with Bank of the Philippine Islands ("BPI") to provide merchant acquiring and payment services in the Philippines. We believe this arrangement will enable us to expand our direct distribution in the Philippines, further leverage our technological strengths and provide superior product and service offerings to customers in the Philippines. Under this arrangement, BPI will contribute its existing merchant acquiring business to our subsidiary in the Philippines, Global Payments Asia-Pacific Philippines Incorporated ("GPAPPI"), in return for a 49% ownership interest in GPAPPI and a cash payment of $3.6 million. We will retain a controlling 51% interest in GPAPPI. We expect the acquisition to close late in the fourth quarter of fiscal 2015, subject to receipt of regulatory approvals and satisfaction of customary closing conditions. For fiscal 2015, we expect this transaction to be immaterial to our consolidated revenues and earnings per share.

On March 25, 2015, we acquired approximately 95% of the outstanding shares of Pay and Shop Limited for €108.5 million ($119.1 million equivalent as of the acquisition date), adjusted for working capital, funded by borrowings on our revolving credit facility. Pay and Shop Limited, which does business as Realex Payments, is a leading European online payment gateway technology provider based in Dublin, Ireland. This transaction furthers our strategy to provide omni-channel solutions that combine gateway services, payment service provisioning and merchant acquiring across Europe. For fiscal 2015, we expect this transaction to be immaterial to our consolidated revenues and earnings per share.

Results of Operations

Revenues

We derive our revenues from four primary sources: charges based on volumes and fees for services; charges based on transaction quantity; service fees; and equipment sales and rentals. These revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our product offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

In direct merchant acquiring, we provide payment services to merchants and fund settlement either directly, in markets where we have direct membership with the payment networks, or through our relationship with a member bank in markets where we are sponsored. Revenue for direct merchant services is recognized in the amount of merchant billing net of interchange. We market our direct merchant services through a variety of sales channels, including a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value added resellers. We also sell through our ISO channel, in which case, the ISO receives a share of the merchant profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expense.

In indirect merchant acquiring, the partner, typically a financial institution or an ISO, is our customer. We provide payment services to the indirect customer's merchants, but do not provide sponsorship or funds settlement. We bill the indirect customer fees for transactions and various other services, which are recognized as revenue.

Operating Expenses

Cost of Service

Cost of service consists primarily of salaries, wages and related expenses paid to operations and technology-related personnel, including those who monitor our transaction processing systems and settlement functions; assessments and other fees paid to card networks; the cost of transaction processing systems, including third-party services; the cost of network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets and provisions for operating losses.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of commissions paid to ISOs, independent contractors, and other third parties; salaries, wages and related expenses paid to sales personnel, non-revenue producing customer support functions, administrative employees and management; other selling expenses; occupancy costs of leased space directly related to these functions; share-based compensation expense and advertising costs.

Operating Income and Operating Margin

For the purpose of discussing segment operations, we refer to "operating income," which is calculated by subtracting segment direct expenses from segment revenues. Overhead and shared expenses, including share-based compensation, are not allocated to segment operations; they are reported in the caption “Corporate.” Similarly, we refer to "operating margin" regarding segment operations, which is calculated by dividing segment revenues by segment operating income.

The following table shows key selected financial data for the three months ended February 28, 2015 and February 28, 2014, this data as a percentage of total revenues, and the changes between three months ended February 28, 2015 and February 28, 2014 in dollars and as a percentage of the prior year amount.

	Three Months Ended February 28, 2015	% of Revenue(1)	Three Months Ended February 28, 2014	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$404,016	60.8%	$355,880	57.7%	$48,136	13.5%
Canada	69,047	10.4%	73,467	11.9%	(4,420)	(6.0)%
North America merchant services	473,063	71.1%	429,347	69.6%	43,716	10.2%

Europe	138,378	20.8%	143,832	23.3%	(5,454)	(3.8)%
Asia-Pacific (2)	53,542	8.1%	43,273	7.0%	10,269	23.7%
International merchant services	191,920	28.9%	187,105	30.4%	4,815	2.6%

Total revenues	$664,983	100%	$616,452	100%	$48,531	7.9%

Consolidated operating expenses:
Cost of service	$250,255	37.6%	$232,937	37.8%	$17,318	7.4%
Sales, general and administrative	310,113	46.6%	286,224	46.4%	23,889	8.3%
Operating income	$104,615	15.7%	$97,291	15.8%	$7,324	7.5%

Operating income (loss) for segments:
North America merchant services	$66,723		$61,695		$5,028	8.1%
International merchant services	64,902		58,077		6,825	11.8%
Corporate	(27,010)		(22,481)		(4,529)	20.1%
Operating income	$104,615		$97,291		$7,324	7.5%

Operating margin for segments:
North America merchant services	14.1%		14.4%		(0.3)%
International merchant services	33.8%		31.0%		2.8%

(1) Percentage amounts may not sum to the total due to rounding.
(2) Revenues for Ezidebit, which operates primarily in Australia and New Zealand, are included in the Asia-Pacific region.

The following table shows key selected financial data for the nine months ended February 28, 2015 and February 28, 2014, this data as a percentage of total revenues, and the change between nine months ended February 28, 2015 and February 28, 2014, in dollars and as a percentage of the prior year amount.

	Nine Months Ended February 28, 2015	% of Revenue(1)	Nine Months Ended February 28, 2014	% of Revenue(1)	Change	% Change
	(dollar amounts in thousands)
Revenues:
United States	$1,222,841	59.2%	$1,081,506	57.5%	$141,335	13.1%
Canada	243,004	11.8%	245,379	13.1%	(2,375)	(1.0)%
North America merchant services	1,465,845	70.9%	1,326,885	70.6%	138,960	10.5%

Europe	461,140	22.3%	433,886	23.1%	27,254	6.3%
Asia-Pacific (2)	140,184	6.8%	119,488	6.4%	20,696	17.3%
International merchant services	601,324	29.1%	553,374	29.4%	47,950	8.7%

Total revenues	$2,067,169	100%	$1,880,259	100%	$186,910	9.9%

Consolidated operating expenses:
Cost of service	$767,890	37.1%	$698,852	37.2%	$69,038	9.9%
Sales, general and administrative	946,282	45.8%	871,825	46.4%	74,457	8.5%
Processing system intrusion	—	—%	(7,000)	(0.4)%	7,000	(100.0)%
Operating income	$352,997	17.1%	$316,582	16.8%	$36,415	11.5%

Operating income (loss) for segments:
North America merchant services	$218,906		$201,831		$17,075	8.5%
International merchant services	214,947		182,085		32,862	18.0%
Corporate (3)	(80,856)		(67,334)		(13,522)	20.1%
Operating income	$352,997		$316,582		$36,415	11.5%

Operating margin for segments:
North America merchant services	14.9%		15.2%		(0.3)%
International merchant services	35.7%		32.9%		2.8%

(1) Percentage amounts may not sum to the total due to rounding
(2) Revenues for Ezidebit, which operates primarily in Australia and New Zealand, are included in the Asia-Pacific region.
(3) Includes a processing system intrusion credit of $7.0 million in the nine months ended February 28, 2014.

Revenues

For the three months ended February 28, 2015, revenues increased 7.9% to $665.0 million compared to the prior year, reflecting growth in most of our markets. For the nine months ended February 28, 2015, revenues increased 9.9% to $2,067.2 million compared to the prior year period. The increase in our revenues during the three and nine months ended February 28, 2015 was partially offset by unfavorable fluctuations in foreign currency exchange rates. For the three and nine months ended February 28, 2015, currency exchange rate fluctuations decreased our revenues by $28.8 million and $42.9 million, respectively, compared to the prior year, calculated by converting our fiscal 2015 actual revenues using fiscal 2014 rates.

North America Merchant Services Segment

For the three months ended February 28, 2015, revenue from our North America merchant services segment increased 10.2% to $473.1 million compared to the prior year, despite the impact of unfavorable currency fluctuations in Canada. For the nine months ended February 28, 2015, revenue from our North America merchant services segment increased 10.5% to $1,465.8 million compared to prior year. U.S. revenue growth was driven by growth in our direct integrated solutions channel, including the addition of PayPros. Revenue growth in our U.S. ISO channel was less than 1% for the three and nine months ended February 28, 2015.

For the three months ended February 28, 2015, revenues in Canada decreased 6.0% to $69.0 million compared to the prior year. For the nine months ended February 28, 2015, revenues in Canada decreased 1.0% to $243.0 million compared to the prior year. In both periods, our revenues in Canada decreased due to unfavorable changes in exchange rates, which outweighed revenue growth achieved in local currency resulting from stable business performance and selective pricing initiatives.

International Merchant Services Segment

For the three months ended February 28, 2015, International merchant services revenue increased 2.6% to $191.9 million compared to the prior year, despite the impact of unfavorable currency fluctuations in Europe and the Asia-Pacific region. For the nine months ended February 28, 2015, International merchant services revenue increased 8.7% to $601.3 million compared to the prior year. Our Europe merchant services revenue for the three months ended February 28, 2015 decreased 3.8% to $138.4 million compared to the prior year due to unfavorable changes in exchange rates, which more than offset revenue growth achieved in local currencies. Europe merchant services revenue for the nine months ended February 28, 2015 increased 6.3% to $461.1 million compared to the prior year period. Revenue growth in Europe for the nine months ended February 28, 2015 was driven primarily by card transaction and volume growth and a decrease in interchange rates in Spain, as well as growth in our e-commerce channel, partially offset by unfavorable changes in exchange rates.

Asia-Pacific merchant services revenue of $53.5 million for the three months ended February 28, 2015 represents an increase of 23.7% compared to the prior year. Asia-Pacific merchant services revenue of $140.2 million for the nine months ended February 28, 2015 represents an increase of 17.3% compared to the prior year period. For the three and nine months ended February 28, 2015, revenue growth in the Asia-Pacific region was due largely to growth in card transactions and volume, including the addition of Ezidebit, partially offset by unfavorable changes in exchange rates.

Operating Expenses

Cost of service increased 7.4% for the three months ended February 28, 2015 compared to the prior year and increased 9.9% for the nine months ended February 28, 2015 compared to the prior year. As a percentage of revenue, cost of service decreased to 37.6% for the three months ended February 28, 2015 from 37.8% in the prior year. As a percentage of revenue, cost of service decreased slightly to 37.1% for the nine months ended February 28, 2015 from 37.2% in the prior year. The increase in cost of service for the three and nine month periods ended February 28, 2015 was driven primarily by an increase in the variable costs associated with revenue growth and additional intangible asset amortization and other incremental cost of service associated with our acquisitions of PayPros and Ezidebit, partially offset by favorable changes in exchange rates.

Sales, general and administrative expenses increased 8.3% for the three months ended February 28, 2015 compared to the prior year and increased 8.5% for the nine months ended February 28, 2015 compared to the prior year. As a percentage of revenues, sales, general and administrative expenses increased slightly to 46.6% for the three months ended February 28, 2015 from 46.4% in the prior year. As a percentage of revenues, sales, general and administrative expenses decreased to 45.8% for the nine months ended February 28, 2015 from 46.4% in the prior year. The increase in sales, general and administrative expenses for the three and nine month periods ended February 28, 2015 was primarily due to an increase in commission payments to third-party sales partners and incremental costs related to our acquisitions of PayPros and Ezidebit, partially offset by favorable changes in exchange rates.

Processing System Intrusion

During the nine months ended February 28, 2014, we recorded a credit of $7.0 million for insurance recoveries related to a processing system intrusion that occurred in fiscal 2012, which is described in Note 2 to our consolidated financial statements of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

Operating Income and Operating Margin for Segments

North America Merchant Services Segment

Operating income in our North America merchant services segment increased 8.1% for the three months ended February 28, 2015 compared to the prior year, despite the impact of unfavorable currency fluctuations in Canada. Operating income in our North America merchant services segment increased 8.5% for the nine months ended February 28, 2015 compared to the prior year. The increase in operating income was primarily due to the growth in our U.S. direct integrated solutions channel, including PayPros, partially offset by intangible asset amortization and other incremental operating costs associated with PayPros and unfavorable exchange rate fluctuations in Canada. The operating margin was 14.1% and 14.4% for the three months ended February 28, 2015 and February 28, 2014, respectively. The operating margin was 14.9% and 15.2% for the nine months ended February 28, 2015 and February 28, 2014, respectively. Our North America operating margins decreased in the three and nine months ended February 28, 2015 as a result of the incremental intangible asset amortization associated with the acquisition of PayPros.

International Merchant Services Segment

Operating income in our International merchant services segment increased 11.8% to $64.9 million for the three months ended February 28, 2015 compared to the prior year, despite the impact of unfavorable currency fluctuations in Europe and the Asia-Pacific region. Operating income in our International merchant services segment increased 18.0% to $214.9 million for the nine months ended February 28, 2015 compared to the prior year. The increase in operating income was driven primarily by revenue growth in Spain and in our e-commerce channels, and the incremental revenue and operating margin from our acquisition of Ezidebit in the Asia-Pacific region, partially offset by unfavorable exchange rate fluctuations in Europe and the Asia-Pacific region. The operating margin was 33.8% and 31.0% for the three months ended February 28, 2015 and February 28, 2014, respectively. The operating margin was 35.7% and 32.9% for the nine months ended February 28, 2015 and February 28, 2014, respectively.

Corporate

Corporate expenses increased 20.1% to $27.0 million for the three months ended February 28, 2015 compared to $22.5 million in the prior year, primarily due to business tax assessments in the United States for prior periods and an increase in professional services expense. Corporate expenses increased 20.1% to $80.9 million for the nine months ended February 28, 2015 compared to $67.3 million in the prior year, primarily due to the credit of $7.0 million associated with the processing system intrusion recorded in the prior year and the settlement of a legal claim in the current year.

Operating Income

For the three months ended February 28, 2015, our consolidated operating income increased 7.5% to $104.6 million from $97.3 million in the prior year, despite the impact of unfavorable currency fluctuations. For the nine months ended February 28, 2015, our consolidated operating income increased 11.5% to $353.0 million from $316.6 million in the prior year. The increase was primarily due to revenue growth in our North America and International merchant services segments, partially offset by higher variable costs of services associated with revenue growth, higher intangible asset amortization and other incremental operating costs associated with PayPros and Ezidebit, and unfavorable exchange rate fluctuations. In addition, during the nine months ended February 28, 2014, we recorded a processing system intrusion credit of $7.0 million.

Other Income/Expense, Net

Other expense, net, decreased to $12.3 million for the three months ended February 28, 2015 compared to $13.5 million in the prior year and increased to $31.2 million for the nine months ended February 28, 2015 compared to $20.8 million in the prior year.

For the three months and nine months ended February 28, 2015, interest and other income decreased $1.8 million and $7.9 million, respectively, due to a decrease in interest income on cash investments and a decrease in income earned on investments in unconsolidated entities accounted for using the equity method.

For the three months ended February 28, 2015, interest and other expense decreased $3.0 million due to an increase in interest expense on our long-term debt and credit facilities that was more than offset by a decrease in other expenses. During the three months ended February 28, 2014, we recorded a loss on extinguishment of debt of $4.8 million in connection with the refinancing of our term loan and revolving credit facilities. In addition, during the three months ended February 28, 2014, we made a final dividend payment to HSBC Asia in the amount of $3.3 million related to a redeemable noncontrolling interest that HSBC Asia held in Global Payments Asia-Pacific ("GPAP"). The dividend was reflected as interest expense in our consolidated statements of income in the accordance with the provisions of ASC 480. Please see Note 4 - Business and Intangible Asset Acquisitions and Joint Ventures-Redeemable Noncontrolling Interest Acquisition in the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended May 31, 2014 for further discussion.

For the nine months ended February 28, 2015, interest and other expense increased $2.4 million due to an increase in interest expense on our long-term debt and credit facilities and an increase in equity method losses on investments in unconsolidated entities, partially offset by the loss on extinguishment of debt and the dividend payment to HSBC Asia described above that were recorded in the prior period. The increase for the nine months ended February 28, 2015 also reflects a gain that was recorded in the prior period. During the nine months ended February 28, 2014, we recorded a $2.1 million gain in connection with the sale of 50% of our subsidiary in Brazil. Please see Note 3 - Business and Intangible Asset Acquisitions and Joint Ventures-Comercia Global Payments Brazil in the notes to unaudited consolidated financial statements in this report for further discussion.

Provision for Income Taxes

Our effective tax rates were 24.9% and 28.2% for the three months ended February 28, 2015 and February 28, 2014, respectively. Our effective tax rates were 25.7% and 28.4% for the nine months ended February 28, 2015 and February 28, 2014, respectively. The effective tax rate for the nine months ended February 28, 2014 reflects the reduction to certain U.K. deferred tax assets due to enacted corporate tax rate reductions in the U.K. of 3%. Our effective tax rate differs from the U.S. statutory rate due to domestic and international tax planning initiatives and income generated in international jurisdictions with lower tax rates.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax increased to $6.7 million from $5.0 million for the three months ended February 28, 2015 and February 28, 2014, respectively. Noncontrolling interests, net of tax increased to $26.3 million from $18.0 million for the nine months ended February 28, 2015 and February 28, 2014, respectively. The increase in both periods is due primarily to income growth in Spain which is conducted through Comercia Global Payments, of which we own a controlling 51% interest.

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

At February 28, 2015, we had cash and cash equivalents totaling $610.1 million. Of this amount, we consider $231.7 million to be available cash. Available cash excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement (“Merchant Reserves”). At February 28, 2015, our cash and cash equivalents included $169.8 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks.

Our available cash balance includes $218.9 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by each subsidiary's operations, net of cash flows used to service debt locally and fund non-U.S. acquisitions. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant impact on our liquidity.

Operating activities provided net cash of $347.1 million for the nine months ended February 28, 2015 compared to $314.4 million for the nine months ended February 28, 2014 primarily due to growth in our earnings and favorable changes in working capital, including settlement processing assets and obligations. Fluctuations in settlement processing assets and obligations are largely due to timing of month end.

Net cash used in investing activities increased to $278.8 million for the nine months ended February 28, 2015 from $58.3 million for the nine months ended February 28, 2014. During the nine months ended February 28, 2015, we invested net cash of $218.8 million to acquire Ezidebit, and we made additional investments of $10.6 million in Global Payments Brazil. Cash used for these investments was partially offset by $10.4 million of proceeds we received from the sale of a component of our Russia business that leased automated teller machines to our sponsor bank in Russia.

Financing activities provided net cash of $10.8 million for the nine months ended February 28, 2015 compared to $91.0 million for the nine months ended February 28, 2014. During the nine months ended February 28, 2015, net borrowings under long-term debt were $214.8 million compared to $290.1 million in the prior year. During the nine months ended February 28, 2015, net borrowings on short-term lines of credit used to fund settlement were $44.6 million compared to $74.6 million in the prior year. Fluctuations in short-term lines of credit are largely due to timing of month end on settlement. The net proceeds from these borrowing activities were offset by common stock repurchases of $231.8 million during the nine months ended February 28, 2015 compared to $258.6 million in the prior year and cash used to fund distributions to noncontrolling interests and dividends.

We believe that our current level of cash and borrowing capacity under our lines of credit described below, together with future cash flows from operations, are sufficient to meet the needs of our existing operations and planned improvements for the foreseeable future. We expect capital expenditures for fiscal 2015 to approximate $90.0 million.

Contractual Obligations

The operating lease commitments disclosed in our Annual Report on Form 10-K for the year ended May 31, 2014 have not changed significantly. Our remaining current contractual and other obligations are as follows:

Long-Term Debt and Credit Facilities

As of February 28, 2015 and May 31, 2014, outstanding debt consisted of the following:

	February 28, 2015	May 31, 2014
Lines of credit:	(in thousands)
Corporate credit facility - long-term	$358,500	$140,000
Short-term lines of credit	446,800	440,128
Total lines of credit	805,300	580,128
Notes payable	—	3,679
Term loan	1,250,000	1,250,000
Total debt	$2,055,300	$1,833,807

Current portion	$509,300	$457,805
Long-term debt	1,546,000	1,376,002
Total debt	$2,055,300	$1,833,807

The term loan is a five-year senior unsecured $1.25 billion term loan that expires February 28, 2019 and bears interest, at our election, at either the London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of February 28, 2015, the interest rate on the term loan was 1.92%. Commencing in May 2015 and ending in November 2018, the term loan has scheduled quarterly principal payments of 1.25%, increasing up to 2.50% of the original principal balance. At maturity, 27.5% of the term loan will have been repaid through scheduled amortization and the remaining principal balance will be due. With notice, the term loan may be voluntarily prepaid at any time, in whole or in part, without penalty.

The corporate credit facility is a five-year senior unsecured $1.0 billion revolving credit facility that expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. Borrowing under the corporate credit facility is available in various currencies. As of February 28, 2015, the outstanding balance on the corporate credit facility was $358.5 million, and the interest rate was 1.89%. The corporate credit facility is available for general corporate purposes.

The corporate credit facility allows us to issue standby letters of credit of up to $100.0 million in the aggregate. Outstanding letters of credit under the corporate credit facility reduce the amount of borrowings available to us. Borrowings available to us under the corporate credit facility are further limited by the covenants described below under "Compliance with Covenants." February 28, 2015 and May 31, 2014, we had standby letters of credit of $7.4 million and $8.1 million, respectively. Borrowings available to us The total available incremental borrowings under our corporate credit facility at February 28, 2015 and May 31, 2014 was $626.5 million and $851.9 million, respectively.

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

Short-term Lines of Credit

We have short-term lines of credit with banks in the United States and Canada as well as several countries in Europe and the Asia-Pacific region in which we do business. The short-term lines of credit, which are primarily used to fund settlement, generally have variable short-term interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining compliance with the credit limit. Accordingly, the line of credit balance may exceed the stated credit limit at any given point in time, when in fact the combined position is less than the credit limit. As of February 28, 2015 and May 31, 2014, we had $901.5 million and $818.5 million, respectively, of additional borrowing capacity under our short-term lines of credit to fund settlement.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and Term Loan. Our Term Loan and Corporate Credit Facility agreements include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00 (3.75 to 1.00 in the case of a business acquisition, subject to certain conditions) and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with all applicable covenants as of and for the three and nine months ended February 28, 2015 and as of May 31, 2014.

Interest Rate Swap Agreement

On October 9, 2014, we entered into an interest rate swap agreement with a major financial institution to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. The interest rate swap agreement, which became effective on October 31, 2014, will mature on February 28, 2019. The fair value of our interest rate swap as of February 28, 2015 was a liability of $4.0 million, which is reflected in accounts payable and accrued liabilities in our consolidated balance sheet. Net amounts to be received or paid under the swap agreement are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreement as a cash flow hedge, unrealized gains or losses resulting from adjusting this swap to its fair value are recorded as elements of AOCI within the consolidated balance sheet except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the three and nine months ended February 28, 2015, there was no ineffectiveness. The fair value of the swap agreement is determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. This derivative instrument is classified within Level 2 of the valuation hierarchy.

At February 28, 2015, our interest rate swap agreement effectively converted $500.0 million of our variable-rate debt to a fixed rate of 1.52% plus a leverage-based margin. During the three and nine months ended February 28, 2015, we recognized $1.8 million and $2.3 million, respectively, in interest expense related to settlements on the interest rate swap. At February 28, 2015, the amount in AOCI related to our interest rate swap that is expected to be reclassified into interest expense during the next 12 months is not material.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. During the three and nine months ended February 28, 2015, we did not adopt any new critical accounting policies, did not change any critical accounting policies and did not change the application of any critical accounting policies from the year ended May 31, 2014. You should read Critical Accounting Estimates in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,

Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended May 31, 2014 and our summary of significant accounting policies in Note 1 of the notes to the unaudited consolidated financial statements in this report.

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

NYSE Euronext
20 Broad Street
New York, NY 10005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our long-term debt and cash investments. Our long-term debt bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term and earn a floating rate of interest. These investments are not held for trading or other speculative purposes. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have an interest rate swap that reduces a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in Note 5 to the unaudited consolidated financial statements. Using the February 28, 2015 balances outstanding under variable-rate debt arrangements, with consideration given to the aforementioned interest rate swap, a hypothetical increase of 100 basis points in applicable interest rates as of February 28, 2015 would increase our annual interest expense by approximately $11.0 million.

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

Item 4. Controls and Procedures

As of February 28, 2015, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of February 28, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the third quarter of fiscal 2015, the approximate average price paid per share, including commissions, and the approximate dollar value remaining for share purchases are as follows:

Plan category	Total Number of Shares Purchased	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2014 - December 31, 2014	—	$—	—
January 1, 2015 - January 31, 2015	304,600	86.40	304,600
February 1, 2015 - February 28, 2015	333,274	90.87	333,274
Total	637,874	$88.74	637,874	$243,402,708

On July 29, 2014 and January 6, 2015, we announced that our Board of Directors authorized up to $200.0 million and $102.3 million, respectively, of repurchases of our common stock in addition to any remaining balance of repurchase authorizations announced in previous quarters.

Item 5. Other Information

On April 7, 2015, the Board of Directors appointed David M. Sheffield as Senior Vice President and Chief Accounting Officer, effective April 9, 2015. Mr. Sheffield, age 53, has served as Vice President, Accounting and Controller - U.S. Tower Division of American Tower Corporation, a publicly-traded real estate investment trust since January 2012. Mr. Sheffield also served as Vice President, Finance and Chief Accounting Officer of EMS Technologies, Inc. (“EMS”), a publicly-traded technology company, from 2008 to January 2012. EMS was acquired by Honeywell International Inc. in August 2011.

Mr. Sheffield will participate in the Company’s compensation program for members of senior management with similar positions. The Company did not enter into any material plan, contract or arrangement with Mr. Sheffield in connection with his appointment other than the following: (i) Mr. Sheffield received a one-time grant of $150,000 in restricted shares of the Company’s common stock, which will vest in equal installments over the first three anniversaries of the grant date; and (ii) the Company entered into a Change in Control, Non-Competition and Non-Solicitation Agreement with Mr. Sheffield (the “Agreement”), pursuant to which Mr. Sheffield is prohibited from competing with the Company or soliciting the Company’s employees or customers for 12 months following termination of his employment. In the event Mr. Sheffield’s employment is terminated in connection with a change in control of the Company, depending on the reason for the termination and when it occurs, Mr. Sheffield will receive severance benefits as set forth in the Agreement.

There are no family relationships between Mr. Sheffield and any of the Company’s directors or executive officers, and the Company has not entered into any transactions with Mr. Sheffield that are required to be disclosed pursuant to Item 404(a) of Regulation S-K. The foregoing description of the Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Agreement, which is attached hereto as Exhibit 10.5 and incorporated herein by reference.

Item 6. Exhibits

List of Exhibits

2.1*	Asset Purchase Agreement by and among Certegy Check Services, Inc., Global Payments Gaming Services, Inc. and Global Payments Inc.
10.1*+	Form of Restricted Stock Award pursuant to the 2011 Incentive Plan for Executive Officers (fiscal 2015).
10.2*+	Form of Stock Option Award pursuant to the 2011 Incentive Plan for Executive Officers (fiscal 2015).
10.3*+	Form of Performance Unit Award Certificate Award pursuant to the 2011 Incentive Plan for Executive Officers (fiscal 2015).
10.4*+	Form of Performance Unit Award Certificate (Leveraged Performance Units) pursuant to the 2011 Incentive Plan for Executive Officers (fiscal 2015).
10.5*+	Change in Control, Non-Competition and Non-Solicitation Agreement between David M. Sheffield and the Company, dated as of April 6, 2015.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

______________________
*     Filed herewith.
+    Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: April 8, 2015	/s/ Cameron M. Bready
Cameron M. Bready
Chief Financial Officer

Date: April 8, 2015	/s/ Daniel C. O’Keefe
Daniel C. O’Keefe
Chief Accounting Officer