Form 10-K
period 2015-05-31
GLOBAL PAYMENTS INC
filed 2015-07-30
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $5,754,058,764.

The number of shares of the registrant's common stock outstanding at July 22, 2015 was 65,119,074 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2015 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2015 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this report to "Global Payments," the "Company," "we," "our" or "us," refer to Global Payments Inc. and its subsidiaries.

We believe that it is important to communicate our plans for and expectations about the future to our shareholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new services and expanding our business; and the successful integration of future acquisitions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors that may cause actual events or results to differ materially from those anticipated by our forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors; our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; changes in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations; loss of key personnel; and other risk factors presented in Item "1A - Risk Factors of this Annual Report on Form 10‑K", which we advise you to review. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

PART I

ITEM 1- BUSINESS

Recent Developments

Financial Highlights

In the year ended May 31, 2015, or fiscal 2015, our revenues increased 8.6% to $2,773.7 million from $2,554.2 million in the year ended May 31, 2014, or fiscal 2014 as a result of growth in our North America and International merchant services segments despite the unfavorable effect of currency fluctuations.

Consolidated operating income was $456.6 million for fiscal 2015 compared to $405.5 million for fiscal 2014. Net income attributable to Global Payments increased $32.8 million, or 13.4%, to $278.0 million in fiscal 2015 from $245.3 million in the prior year. Diluted earnings per share increased $0.75 to $4.12 in fiscal 2015 from $3.37 in fiscal 2014.

North America merchant services segment revenues increased $159.9 million, or 8.8%, to $1,968.9 million in fiscal 2015 from $1,809.0 million in fiscal 2014. This increase in revenues was due to growth driven by our U.S. direct distribution channels, including the addition of Payment Processing, Inc. ("PayPros"), and steady performance in Canada. North America merchant services segment operating income increased to $293.1 million in fiscal 2015 from $272.3 million in fiscal 2014, with operating margins of 14.9% and 15.0% for fiscal 2015 and 2014, respectively.

International merchant services segment revenues increased $59.6 million, or 8.0%, to $804.8 million in fiscal 2015 from $745.2 million in fiscal 2014 largely attributable to growth in our European and Asia-Pacific markets, partially offset by the unfavorable effect of currency fluctuations. International merchant services segment operating income increased to $279.7 million in fiscal 2015 from $240.2 million in fiscal 2014, with operating margins of 34.8% and 32.2% for fiscal 2015 and 2014, respectively.

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed explanation of our operating results.

Recent Acquisitions

On March 4, 2014, we completed the acquisition of PayPros for $426.5 million in cash. We funded the acquisition with a combination of cash on hand and borrowings on our corporate debt facilities. PayPros is a provider of fully-integrated payment solutions for small-to-medium sized merchants in the United States.  PayPros delivers its services through a network of technology-based enterprise software partners to vertical markets that are complementary to the markets served by Accelerated Payment Technologies ("APT"), which we acquired on October 1, 2012. Although we acquired PayPros in fiscal 2014, fiscal 2015 was the first full year for which PayPros' operating results were included in our consolidated results. We have combined APT and PayPros to form our integrated payments solutions channel that we refer to as "OpenEdge."

During fiscal 2015, we completed the following two strategic acquisitions in our International merchant services segment, enhancing our technological capabilities and extending our global reach in the Asia-Pacific region and Europe:

•
On October 10, 2014, we completed the acquisition of Ezidebit Holdings Pty Ltd ("Ezidebit") for AUD302.6 million in cash ($266.0 million equivalent as of the acquisition date). This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its services through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings.

•
On March 25, 2015, we acquired approximately 95% of the outstanding shares of Pay and Shop Limited for €110.2 million in cash ($118.9 million equivalent as of the acquisition date) funded by borrowings on our revolving credit facility. Pay and Shop Limited, which does business as Realex Payments, is a leading European online payment gateway technology provider based in Dublin, Ireland. This transaction furthers our strategy to provide omni-channel solutions that combine gateway services, payment service provisioning and merchant acquiring across Europe.

Also during fiscal 2015, we entered into agreements to acquire the following businesses:

•
On September 30, 2014, we entered into an asset purchase agreement with Certegy Check Services, Inc., a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"), to acquire substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"). On June 1, 2015, after the end of fiscal 2015, we completed the acquisition, which includes approximately 260 gaming client locations, for $237.5 million in cash, funded from borrowings on our revolving credit facility and cash on hand. We acquired the FIS Gaming Business to expand our direct distribution and service offerings in the gaming industry.

•
On December 17, 2014, we announced an agreement with Bank of the Philippine Islands ("BPI") to provide merchant acquiring and payment services in the Philippines. We believe this arrangement will enable us to expand our direct distribution in the Philippines, further leverage our technological strengths and provide superior product and service offerings to customers in the Philippines. Under this arrangement, BPI will contribute its existing merchant acquiring business to our subsidiary in the Philippines, Global Payments Asia-Pacific Philippines Incorporated ("GP Philippines"), in return for a 49% ownership interest in GP Philippines and a cash payment of $3.6 million. We will retain a controlling 51% interest in GP Philippines. We expect the acquisition to close late in the first quarter of fiscal 2016, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

On July 27, 2015, we announced an agreement with CaixaBank, S.A. ("CaixaBank") and Erste Group Bank AG (“Erste Group”) to form a venture to provide merchant acquiring and payment services in three core Central and Eastern Europe locations: the Czech Republic, the Slovak Republic and Romania. As part of the agreement, Global Payments and CaixaBank will form an entity, of which Global Payments will have a 51 percent majority interest. This newly formed entity will pay €$30 million ($33 million equivalent as of the agreement date) in cash to acquire a 51 percent majority ownership in the venture with Erste Group, which will contribute its existing merchant acquiring businesses in each of the three countries to the venture and hold a 49 percent interest. The transaction is expected to close in the second half of fiscal 2016, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

See "Note 3 - Business and Intangible Asset Acquisitions and Joint Ventures" in the notes to the accompanying consolidated financial statements for further discussion of these acquisitions.

Business Description

We are a leading worldwide provider of payment technology services delivering innovative solutions to our customers. Our partnerships, technologies and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types. We distribute our services across a variety of channels to merchants and partners in 29 countries throughout North America, Europe, the Asia-Pacific region and Brazil. We provide payment and digital commerce solutions and operate in two reportable segments: North America merchant services and International merchant services.

We were incorporated in Georgia as Global Payments Inc. in 2000 and spun-off from our former parent company in 2001. Including our time as part of our former parent company, we have been in the payment technology services business since 1967.

Our North America merchant services and International merchant services segments target customers in many industries including financial services, gaming, government, health care, professional services, restaurants, retail, universities, not-for-profit organizations and utilities. See "Note 14 - Segment Information" in the notes to the accompanying consolidated financial statements for additional segment information and "Item 1A - Risk Factors" for a discussion of risks involved with our operations.

Merchant Services Overview

Our payment solutions are similar around the world in that we enable our merchant customers to accept card, electronic, check and digital-based payments at the point of sale. Our primary business model provides payment services directly to merchants as our customers. We also provide similar services indirectly through financial institutions and a limited number of independent sales organizations ("ISOs").

The term "merchant" generally refers to any organization that accepts card-based payment forms, such as credit, debit, gift, stored value and electronic benefits transfer cards, for the payment of goods and services. We sell our services through multiple sales channels around the world and target customers in many vertical industries. Credit and debit card transaction processing includes the processing of the world's major international card brands, including American Express, UnionPay International ("UPI"), Discover Card ("Discover"), JCB, MasterCard, Visa and non-traditional payment methods, as well as certain domestic debit networks, such as Interac in Canada. Electronic and digital-based payment processing involves a consumer or cardholder acquiring goods or services from a merchant and using a credit or debit card or other electronic or digital method as the form of payment. Our comprehensive offerings include terminal sales and deployment, authorization processing, settlement and funding processing, customer support and help desk functions, chargeback resolution, industry compliance, Payment Card Industry ("PCI") security, consolidated billing and statements and on-line reporting. Our value proposition is to provide high-quality, responsive, secure and end-to-end service to all of our customers. Currently, we focus on merchants and partners in 29 countries located throughout North America, Europe, the Asia-Pacific region and in South America.

The majority of merchant services revenue is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number or value of transactions.

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

We process funds settlement under two models, a sponsorship model and a direct membership model. Under the sponsorship model, we are designated as a Merchant Service Provider by MasterCard and as an ISO by Visa. To be designated as a certified processor, member clearing banks ("Member") sponsor us and require our adherence to the standards of the networks. In certain markets, we have sponsorship or depository and clearing agreements with financial institution sponsors. These agreements allow us to route transactions under the Members' control and identification numbers to clear credit card transactions through MasterCard and Visa. In this model, the standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant has been funded.

Under the direct membership model, we are direct members in various payment networks, allowing us to process and fund transactions without third-party sponsorship. In this model, we route and clear transactions directly through the card brand’s network and are not restricted from performing funds settlement. Otherwise, we process these transactions similarly to how we process transactions in the sponsorship model. We are required to adhere to the standards of the various networks in which we are direct members. We maintain relationships with financial institutions, which may also serve as our Member sponsors for other card brands or in other markets, to assist with funds settlement. In fiscal 2015, we increased the number of markets in which we are members in certain of the payment networks.

How a Card Transaction Works

A typical payment transaction begins when a cardholder presents a card for payment at a merchant location where the card information is captured by a point of sale ("POS") terminal card reader or mobile device card reader, which may be sold, leased or rented, and serviced by us. Alternatively, card and transaction information may be captured and transmitted to our network through a POS device by one of a number of services that we offer directly or through a value-added reseller (“VAR”). The terminal electronically records sales draft information, such as the card identification number, transaction date and value of the goods or services purchased.

After the card and transaction information is captured by the POS device, the terminal automatically connects to our network through the internet or other communication channels in order to receive authorization of the transaction. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed defined credit limits. In a debit card transaction, we obtain authorization for the transaction from the card issuer through the payment network verifying that the cardholder has sufficient funds for the transaction value.

As an illustration, shown below, on a $100.00 credit card transaction, the card issuer may fund the Member (indirectly through the card network) $98.50 after retaining approximately $1.50 referred to as an interchange fee. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder's monthly credit card bill. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require us to advance the Member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction, or discount, to cover the full amount of the interchange fee and our net revenue from the transaction. If our discount rate for the merchant in the above example was 2.00%, we would bill the merchant $2.00 at the end of the month for the transaction, reimburse ourselves for approximately $1.50 in interchange fees and retain $0.50 or 0.50% as our net revenue for the transaction. Discount rates vary based on negotiations with merchants and the economic characteristics of transactions. Interchange rates also vary based on the economic characteristics of individual transactions. Accordingly, our net revenue per transaction varies across our merchant base and is subject to change based on changes in discount rates and interchange rates. Our profit on the transaction reflects the net revenue less operating expenses, including assessments and other network fees, systems cost to process the transaction and commissions paid to our sales force or ISO. Assessments are fees charged by Visa and MasterCard based on the value of transactions processed through their networks.

Illustrative Card Transaction Flow

globalpayments
Acquirer
Authorization and Transaction Data
Authorization and Transaction Data
Card Issuer
Card Network
$98.50
Funding Instructions
$1.50
Transaction Data
$2.00
Monthly Statement
$100.00
Bill
$98.50
Member/ Settlement Bank
$100.00
Merchant
Cardholder
Goods and Services
Present Card

Business Segments

North America Merchant Services Segment

North America merchant services revenues represented 71.0% of our total consolidated fiscal 2015 revenues and included operations in the United States and Canada. In the United States, we sell our services via a direct sales force utilizing referrals from partners of agent banks and trade associations, integrated payment solutions, enterprise software providers and VAR referral arrangements, ISOs, agents and proprietary telesales groups.

Direct Sales. Our direct sales channel receives qualified leads from agent banks and trade association referral partners for a variety of mid-sized to large merchants with annual bankcard volume averaging above $300,000. Our merchant portfolio is also expanded through targeted campaigns and other lead-generating efforts by our direct sales force. Our referral partners are paid referral fees.

Integrated Payment Solutions. Our integrated payment solutions channel, OpenEdge, sells payment solutions to more than 60 vertical markets, gaining market share by signing new enterprise solution providers and new merchants within existing enterprise solution providers that we already support.

Independent Sales Organizations. Our ISO channel targets merchant with typical annual bankcard volumes of $150,000 or less. ISOs contract with Global Payments to provide processing and other services depending on the ISOs' requirements. These contracts are generally multi-year and priced by service on a per transaction basis. The ISOs act as a third-party sales group selling Global Payments-branded merchant acquiring services, with the majority of Global Payments' ISOs marketing direct merchant acquiring. Because Global Payments is a primary party to the merchant contract as a result of our bank sponsor relationship or card network membership, the full amount of fees collected from the merchant, net of interchange fees, is recorded as revenue. The excess of revenue earned over our cost to process the transaction plus the ISO contractual transaction fee is remitted to the ISO in the form of a residual payment on a monthly basis and is recorded in selling, general and administrative expenses.

Gaming. As part of our direct merchant service offering, we offer a comprehensive suite of cash access solutions to the gaming vertical market. These solutions include credit and debit card cash advance, both traditional and electronic check cashing and other services specific to this market. Our proprietary software platform allows casino patrons in the United States and Canada fast access to cash with high limits so that gaming establishments can increase the flow of money to their gaming floors and reduce risk. We derive revenue from our gaming services primarily based on a percentage of the transaction value.

Check Services. We also offer our merchant customers check verification and guarantee services. The majority of check services involve providing check guarantee services for checks received by merchants.  Under the guarantee service, when a merchant receives a check in payment for goods and services, the transaction is submitted to and analyzed by us. We either approve or decline the check for warranty coverage under our guarantee service.  If we approve the check for warranty coverage and the merchant accepts the check, the merchant will either deposit the check in its bank account or, as in the majority of instances, process it for settlement through our electronic check acceptance service.  When an approved check or electronic debit is returned unpaid by the merchant's bank, we pay the merchant the face value of the check and, as the assignee of the check, we pursue collection of the amount of the check from the checkwriter.  As a result, we bear the risk of loss if we are unable to collect the amount of the returned check from the checkwriter.  We earn a fee for each guaranteed check, which generally is determined as a percentage of the check amount.

Indirect Merchant Services. In the indirect merchant services channel, we provide merchant services to financial institutions and a limited number of ISOs.

International Merchant Services Segment

International merchant services revenues represented 29.0% of our total consolidated fiscal 2015 revenues and were derived from operations in Europe and the Asia-Pacific region. Our business in Europe is primarily located in the United Kingdom, the Republic of Ireland, Spain, the Republic of Malta, the Czech Republic and the Russian Federation. Our Asia-Pacific region includes the following thirteen countries and territories: Australia, Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, New Zealand, the Philippines, Singapore, Sri Lanka and Taiwan. We have a direct sales force in the United Kingdom, Spain, the Republic of Malta, the Russian Federation and the Asia-Pacific region through which we primarily sell our direct merchant acquiring services while leveraging our bank referral relationships. In the Czech Republic and the Russian Federation, we also provide indirect merchant acquiring services.

Total revenues from our segments, by region, were as follows (in thousands):

	Year Ended May 31,
	2015	2014	2013

Revenues:
United States	$1,655,872	$1,488,659	$1,394,675
Canada	313,018	320,333	311,000
North America merchant services	1,968,890	1,808,992	1,705,675

Europe	615,966	587,463	522,593
Asia-Pacific	188,862	157,781	147,655
International merchant services	804,828	745,244	670,248
Consolidated revenues	$2,773,718	$2,554,236	$2,375,923

Based on growth in our international markets and recent management organizational changes, commencing at the beginning of fiscal 2016, we have replaced our International merchant services segment with two new operating segments: Europe and Asia-Pacific. See "Note 14 - Segment Information" in the notes to our accompanying consolidated financial statements for information about each segment's operating income and assets.

Our foreign operations subject us to various risks, including, without limitation, currency exchange risks and political, economic and regulatory risks. See "Item 1A - Risk Factors" for additional information about these risks.

Industry Overview

Competition

We are a leading merchant acquirer in the United States, where we compete primarily with Bank of America Merchant Services, LLC, a joint venture between First Data Corporation and Bank of America Corporation, Chase Paymentech Solutions, LLC, Elavon, Inc., a subsidiary of U.S. Bancorp, First Data Corporation, Heartland Payment Systems Inc., Vantiv Inc., and Wells Fargo Bank, N.A.

We have significant market share in Canada, where we compete primarily with Chase Paymentech Solutions, LLC, Moneris Solutions Corporation, and TD Bank N.A. Moneris Solutions Corporation is a joint venture between the Bank of Montreal and the Royal Bank of Canada.

In Europe and the Asia-Pacific region, financial institutions remain the primary providers of merchant acquiring payment services to merchants, although the outsourcing of these services to third-party service providers is becoming more prevalent. Merchant acquiring payment services have become increasingly complex, requiring significant capital commitments to develop, maintain and update the systems necessary to provide these advanced services at competitive prices.

In the United Kingdom, we believe we are third in market position compared to our primary competitors, WorldPay (UK) Limited and Barclays Bank PLC. In Spain, where we hold the leading market position, our primary competitors are Banco Bilbao Vizcaya Argentaria, S.A., Banco de Sabadell S.A. and Banco Santander S.A. In the Czech Republic, the Russian Federation and the Asia-Pacific region, our primary competitors include financial institutions that offer merchant acquiring services in those markets.

Emerging Trends

The payments industry continues to grow globally and as a result, several large merchant acquirers, including us, have expanded operations globally in the form of acquisitions and the creation of alliances and joint ventures. We believe that the electronic payment services industry will continue to consolidate as banks and independent processors that lack the necessary infrastructure look to exit the business.

We believe that payment technology transactions and services will continue to grow in the future and that an increasing percentage of these transactions will be processed through emerging technologies. We provide innovative technology-based solutions to help our merchants and partners simplify the payments process, regardless of the channel through which the transaction occurs. We have also launched a suite of security services that provide point-of-sale, point-to-point encryption, tokenization services, Payment Card Industry Data Security Standards (“PCI DSS”) merchant assistance, real-time fraud protection and other services to enhance and simplify security for all merchants and partners. We continue to expand our forms of payments acceptance supporting radio frequency identification for contactless payment cards and near-field communication enabled smartphones that contain mobile wallet software. This allows us to offer customers the ability to accept payments through mobile wallets or the ability for our customers to use a tablet or other mobile device as a point of sale terminal. As mobile payments continue to evolve, we intend to continue partnering and developing new services that will leverage the benefits that these new technologies can offer our customers.

We believe that new markets will continue to develop in areas that have been previously dominated by paper-based transactions.  We expect industries such as e-commerce, healthcare, education, government, recurring payments and business-to-business to continue to see transaction volumes migrate to more electronic-based settlement solutions.  We believe that the continued development of new services and the emergence of new vertical markets will be a factor in the growth of our business for the foreseeable future.

Strategy

We seek to leverage the adoption of, and transition to, card, electronic and digital-based payments by expanding share in our existing markets through our distribution channels and service innovation, as well as through acquisitions to improve our offerings and scale, while also seeking to enter new markets through acquisitions around the world. We intend to continue to invest in and leverage our technology infrastructure and our people to increase our penetration in existing markets.

Our objectives include the following:

•	Grow and control our direct distribution by adding new merchants and partners;

•	Deliver innovative services by developing value-added applications, enhancing existing services and developing new systems and services to blend technology with customer needs;

•	Leverage technology and operational advantages throughout our global footprint;

•	Continue to develop seamless multinational solutions for leading global customers;

•	Provide customer service at levels that exceed our competition, while investing in technology, training and enhancements to our service offerings; and

•
Pursue potential domestic and international acquisitions of, investments in, and alliances with companies that have high growth potential, significant market presence or key technological capabilities.

Competitive Strengths

We believe that our competitive strengths include the following:

•
Global Footprint and Distribution - Our worldwide presence allows us to focus our investments on markets with promising GDP fundamentals and favorable secular trends, makes us more attractive to merchants with international operations, and exposes us to emerging innovations that we can adopt globally, while diversifying our economic risk.

•
Scalable Operating Environment and Technology Infrastructure - We operate our company as a single, unified international organization, with a multi-channel, global technology infrastructure which provides scalable and innovative service offerings and a consistent service experience to our merchants and partners worldwide, while also driving sustainable operating efficiencies.

•
Strong, Long-lasting Partner Relationships - We have established strong, long-lasting relationships with many financial institutions, enterprise software providers, value-added resellers and other technology-based payment service providers, which facilitate lead generation and enable us to deliver a diverse solutions set to our merchant customers.

•
Disciplined Acquisition Approach - Our proven track record for selectively and successfully completing and integrating acquisitions in existing and new markets positions us well for future growth and as an attractive partner for potential acquisition targets.

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

Employees and Labor

As of May 31, 2015, we had 4,438 employees many of whom are highly skilled in technical areas specific to electronic transaction payment services. We believe that our current and future operations depend substantially on retaining our key employees.

Regulation

Various aspects of our business are subject to regulation and supervision under federal, state and local laws in the United States, as well as foreign laws, regulations and rules. In addition, we are subject to rules promulgated by the various payment networks, including Visa, MasterCard, Discover, American Express, UPI and Interac; the Payment Services Directive in Europe; as well as a variety of other regulations, including escheat laws and applicable privacy and information security regulations. In addition, because we provide data processing services to banks and other financial institutions, we are subject to examination by the Federal Financial Institutions Examination Council (the "FFIEC"). Set forth below is a brief summary of some of the significant laws and regulations that apply to us. These descriptions are not exhaustive, and these laws, regulations and rules frequently change.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), which was signed into law in the United States in July 2010, resulted in significant structural and other changes to the regulation of the financial services industry. The Dodd-Frank Act directed the Board of Governors of the Federal Reserve (the "Federal Reserve Board") to regulate the debit interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction.  Pursuant to the so-called "Durbin Amendment" to the Dodd-Frank Act, these fees must be "reasonable and proportional" to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Pursuant to regulations promulgated by the Federal Reserve Board, debit interchange rates for card issuers with assets of $10 billion or more are capped at $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer's fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The cap on interchange fees has not had a material direct effect on the Company’s results of operations.

In addition, the Dodd-Frank Act limits the ability of payment card networks to impose certain restrictions. First, it allows merchants to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (and allows federal governmental entities and institutions of higher education to set maximum amounts for the acceptance of credit cards). Second, it allows merchants to provide discounts or incentives to encourage consumers to pay with cash, checks, debit cards or credit cards.

The rules also contain prohibitions on network exclusivity and merchant routing restrictions that require a card issuer to enable at least two unaffiliated networks on each debit card, prohibit card networks from entering into exclusivity arrangements and restrict the ability of issuers or networks to mandate transaction routing requirements. We do not expect the prohibition on network exclusivity to significantly preclude our ability to pass on network fees and other costs to our customers.

The Dodd-Frank Act also created the Financial Stability Oversight Council (the "FSOC"), which was established to, among other things, identify risks to the stability of the U.S. financial system.  The FSOC has the authority to require supervision and regulation of nonbank financial companies that the FSOC determines pose a systemic risk to the U.S. financial system. The Company may be subject to additional systemic risk-related oversight.

Payment Network Rules

We are subject to the rules of MasterCard, Visa, Discover, UPI, Interac and other payment networks. In order to provide our transaction processing services, several of our subsidiaries are registered with MasterCard and Visa as service providers for member institutions and with other networks. Accordingly, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions.

Banking Laws and Regulations

The FFIEC is an interagency body comprised of the federal bank and credit union regulators such as the Federal Reserve Board, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency and the Bureau of Consumer Financial Protection. The FFIEC examines large data processors in order to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry. In addition, we are subject to Directive 2007/64/EC in the European Union (the "Payment Services Directive"), which was implemented in most European Union member states through national legislation. As a result of this legislation, we are subject to regulation and oversight in certain European Union member nations, including the requirement that we maintain specified regulatory capital; however, these regulatory capital requirements are generally insignificant to our total assets and total equity and have no material effect on our liquidity.

Privacy and Information Security Laws

We provide services that may be subject to various state, federal and foreign privacy laws and regulations. These laws and regulations include the federal Gramm-Leach-Bliley Act of 1999, which applies to a broad range of financial institutions and to companies that provide services to financial institutions in the United States, including the check and gaming portion of our business. We are also subject to a variety of foreign data protection and privacy laws, including, without limitation, Directive 95/46/EC, as implemented in each member state of the European Union.  Among other things, these foreign and domestic laws, and their implementing regulations, in certain cases restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information.  These laws also impose requirements for safeguarding and removal or elimination of personal information.

Anti-Money Laundering and Counter Terrorist Requirements

In many countries, we are legally or contractually required to comply with anti-money laundering laws and regulations, such as, in the United States, the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the "BSA"), and the BSA implementing regulations of the Financial Crimes Enforcement Network ("FinCEN'), a bureau of the U.S. Department of the Treasury. A variety of similar anti-money laundering requirements apply in other countries. In some countries, we are directly subject to these requirements; in other countries, we have contractually agreed to assist our sponsor banks with their obligation to comply with anti-money laundering requirements that apply to them. These laws typically require organizations to:

•	establish and audit anti-money laundering programs;

•	establish procedures for obtaining and verifying customer information;

•	file reports on large cash transactions; and

•	file suspicious activity reports if the financial institution believes a customer may be violating U.S. laws and regulations.

Regulations issued by the Office of Foreign Assets Control ("OFAC") of the U.S. Department of Treasury  place prohibitions and restrictions on all U.S. citizens and entities, including the Company, with respect to transactions by U.S. persons with specified countries and individuals and entities identified on OFAC's Specially Designated Nationals list (for example, individuals and companies owned or controlled by, or acting for or on behalf of, countries subject to certain economic and trade sanctions, as well as terrorists, terrorist organizations and narcotics traffickers identified by OFAC under programs that are not country specific).  Similar requirements apply to transactions and dealings with persons and entities specified in lists maintained in other countries. We have developed procedures and controls that are designed to monitor and address legal and regulatory requirements and developments and that allow our customers to protect against having direct business dealings with such prohibited countries, individuals or entities.

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

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed from the investor relations section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance, including our codes of ethics applicable to our directors, senior financial officers and other employees, are also available in the investor relations section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing us using the address on the cover of this Annual Report on Form 10-K ("this Annual Report"). You may also telephone our investor relations office directly at (770) 829-8234. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report.

Our SEC filings may also be viewed and copied at the following SEC public reference room and at the offices of the New York Stock Exchange, where our common stock is quoted under the symbol "GPN".

SEC Public Reference Room
100 F Street, N.E.
Washington, DC 20549
(You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.)

NYSE Euronext
20 Broad Street
New York, NY 10005

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Annual Report on Form 10-K and other SEC filings before you decide whether to buy our common stock. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations, financial condition and cash flows could suffer significantly. As a result, the market price of our common stock could decline and you may lose all or part of your investment in our common stock.

Risks Related to Our Business and Operations

Our inability to protect our systems and data from continually evolving cybersecurity risks or other technological risks could affect our reputation among our merchant clients and cardholders and may expose us to penalties, fines, liabilities and legal claims.

In order to provide our services, we process and store sensitive business information and personal information about our merchants, merchants’ customers, ISOs, vendors, partners and other parties. This information may include credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by our merchants, ISOs, third-party service providers to whom we outsource certain functions, and other agents (which we refer to collectively as our "associated third parties"). We have responsibility to the card networks and their member financial institutions for our failure or the failure of our associated third parties to protect this information.  While plans and procedures are in place to protect this sensitive data, we cannot be certain that these measures will be successful and will be sufficient to counter all current and emerging technology threats that are designed to breach our systems in order to gain access to confidential information.

Our computer systems and our associated third parties’ computer systems have been, and could be in the future, subject to penetration, and our data protection measures may not prevent unauthorized access. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are often difficult to detect. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent unauthorized access or use of sensitive data. While we maintain first- and third-party insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes and violation of data privacy laws. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to merchant and customer data will be followed or will be adequate to prevent the unauthorized use or disclosure of data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of merchant and consumer data. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation and, with respect to misuse of personal information of our merchants and consumers, lost revenue and reputational harm.

Any type of security breach, attack or misuse of data described above or otherwise, whether experienced by us or an associated third party, could harm our reputation and deter existing and prospective customers from using our services or from making electronic payments generally, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations (including potential service interruptions), distract our management, increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks, and adversely affect our continued card network registration and financial institution sponsorship. Our removal from networks' lists of PCI DSS compliant service providers could mean that existing merchant customers, sales partners or other third parties may cease using or referring our services. Also, prospective merchant customers, sales partners or other third parties may choose to terminate negotiations with us, or delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks.

For example, in 2012, we self-reported unauthorized access into a limited portion of our North America card processing system and potential unauthorized access to servers containing personal information collected from U.S. merchants who applied for processing services. As a result of this event, we were temporarily removed from certain card networks' lists of PCI DSS compliant service providers until the third quarter of fiscal 2013. We incurred approximately $114.2 million of cumulative expenses, net of insurance recoveries, relating to the incident, which also resulted in inquiries from governmental entities.

The payment processing industry is highly competitive, and some of our competitors are larger and have greater financial and operational resources than we do, which may give them an advantage in our market with respect to the pricing of services offered to our customers and the ability to develop new technologies.

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

Furthermore, we are facing increasing competition from non-traditional competitors who offer certain innovations in payment methods. Some of these competitors utilize proprietary software and service solutions. Others partner with traditional merchant acquirers to provide tablet-based solutions with payment processing services. Some of these non-traditional competitors have significant financial resources and robust networks and are highly regarded by consumers. In addition, some non-traditional competitors, such as private companies or startup companies, may be less risk averse than we are and, therefore, may be able to respond more quickly to market demands. If these non-traditional competitors gain a greater share of total electronic payments transactions, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows. These competitors may compete in ways that minimize or remove the role of traditional card networks, processors and/or point-of-sale software in the electronic payments process.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually and quickly update our services, a process that could result in higher costs and the loss of revenues, earnings and customers if the new services do not perform as intended or are not accepted in the marketplace.

The electronic payments markets in which we compete are characterized by rapid technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects, including the development of a new authorization platform, mobile payment applications, e-commerce services and other new offerings emerging in the electronic payments industry. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the electronic payments markets, these risks are even more acute. Any delay in the delivery of new services or the failure to differentiate our services could render them less desirable to our customers, or possibly even obsolete. Furthermore, as the market for alternative payment processing services evolves, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new services targeted at this market.

In addition, the services we deliver to the electronic payments markets are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver an effective and secure product or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. As a result of these factors, our development efforts could result in higher costs that could reduce our earnings in addition to a loss of revenue and earnings if promised new services are not delivered timely to our customers or do not perform as anticipated. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies.

Our revenues from the sale of services to merchants that accept Visa cards and MasterCard cards are dependent upon our continued Visa and MasterCard registration and financial institution sponsorship and, in some cases, continued membership in certain card networks.

In order to provide our Visa and MasterCard transaction processing services, we must be either a direct participant or be registered as a merchant processor or service provider of Visa and MasterCard. Registration as a merchant processor or service provider is dependent upon our being sponsored by Members of each organization. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to attain direct membership with the card networks, either of which could prove to be difficult and expensive. If we are unable to find a replacement financial institution to provide sponsorship or attain direct membership, we may no longer be able to provide processing services to affected customers, which would negatively affect our revenues and earnings. Furthermore, some agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our bank sponsors' discretionary actions under these agreements could have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with direct membership, the rules and regulations of various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would limit our use of capital for other purposes.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services, we must find other financial institutions to provide those services. If we are unable to find a replacement financial institution we may no longer be able to provide processing services to certain customers, which could negatively affect our revenue and earnings.

If we fail to comply with the applicable requirements of the card networks, they could seek to fine us, suspend us or terminate our registrations. If our merchants or ISOs incur fines or penalties that we cannot collect from them, we may have to bear the cost of such fines or penalties.

We are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by their boards, which may be influenced by card issuers, and some of those issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks' rules or policies to the detriment of non-members including us. The termination of our registrations or our status as a service provider or a merchant processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, operating results, financial condition and cash flows. If a merchant or an ISO fails to comply with the applicable requirements of the card associations and networks, it could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect such amounts from the applicable merchant or ISO, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us. The termination of our registration, or any changes in the Visa or MasterCard rules that would impair our registration, could require us to stop providing Visa and MasterCard payment processing services, which would make it impossible for us to conduct our business on its current scale.

Our systems and our third-party providers' systems may fail, which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. A system outage or data loss could have a material adverse effect on our business, financial condition, results of operations and cash flows. Not only would we suffer damage to our reputation in the event of a system outage or data loss, but we may also be liable to third parties. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties (including those related to system relocation) could result in loss of revenue, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, fines and other sanctions imposed by card networks, and/or diversion of technical and other resources.

We may experience software defects, undetected errors, and development delays, which could damage customer relations, decrease our potential profitability and expose us to liability.

Our services are based on sophisticated software and computing systems that often encounter development delays and the underlying software may contain undetected errors, viruses or defects. Defects in our software services and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation and exposure to liability claims.

In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increased merchant, referral partner or ISO attrition could cause our financial results to decline.

We experience attrition in merchant credit and debit card processing volume resulting from several factors, including business closures, transfers of merchants' accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons, such as heightened credit risks or contract breaches by merchants. If an ISO partner switches to another transaction processor, terminates our services, internalizes payment processing functions that we perform, merges with or is acquired by one of our competitors, or shuts down or becomes insolvent, we may no longer receive new merchant referrals from the ISO, and we risk losing existing merchants that were originally enrolled by the ISO. We cannot predict the level of attrition in the future and it could increase. Our referral partners are a significant source of new business. Higher than expected attrition could negatively affect our results, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our expansion into new markets is also dependent upon our ability to apply our existing technology or to develop new applications to meet the particular service needs of each new market. We may not have adequate financial or technological resources to develop effective and secure services and distribution channels that will satisfy the demands of these new markets. If we fail to expand into new and existing electronic payments markets, we may not be able to continue to grow our revenues and earnings.

There may be a decline in the use of cards as a payment mechanism for consumers or adverse developments with respect to the card industry in general.

If consumers do not continue to use credit or debit cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit cards, and debit cards, which is adverse to us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. In each case, our business, financial condition, results of operations and cash flows may be adversely affected. We believe future growth in the use of credit and debit cards and other electronic payments will be driven by the cost, ease-of-use, and quality of services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process, including credit and debit cards.

We incur chargeback liability when our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers. Any increase in chargebacks not paid by our merchants may adversely affect our results of operations, financial condition and cash flows.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant's account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have policies to manage merchant-related credit risk and often mitigate such risk by requiring collateral and monitoring transaction activity. Notwithstanding our programs and policies for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

Fraud by merchants or others could have an adverse effect on our operating results, financial condition and cash flows.

We have potential liability for fraudulent electronic payment transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit or debit card, card number, or other credentials to record a false sales or credit transaction, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase our chargeback liability or cause us to incur other liabilities. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could have a material adverse effect on our operating results, financial condition and cash flows.

We are subject to economic and political risk, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition, results of operations and cash flows.

The global electronic payments industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate or increases in interest rates may adversely affect our financial performance by reducing the number or average purchase amount of transactions made using electronic payments. A reduction in the amount of consumer spending could result in a decrease in our revenues and profits. If our merchants make fewer sales of their services using electronic payments or people spend less per transaction, we will have fewer transactions to process at lower amounts, resulting in lower revenues.

A downturn in the economy could force retailers to close, resulting in exposure to potential credit losses and future transaction declines. Furthermore, credit card issuers may reduce credit limits and be more selective with respect to whom they issue credit cards. We also have a certain amount of fixed and other costs, including rent, debt service, and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely affect our future revenues and profits and cause a materially adverse effect on our business, financial condition, results of operations and cash flows.

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

Reject losses arise from the fact that, in most markets, we collect our fees from our merchants on the first day after the monthly billing period. This results in the build-up of a substantial receivable from our customers. If a merchant has gone out of business during the billing period, we may be unable to collect such fees, which could negatively affect our business, financial condition, results of operations and cash flows.

Increases in credit card network fees may result in the loss of customers or a reduction in our earnings.

From time-to-time, the card networks, including Visa and MasterCard, increase the fees that they charge processors. We could attempt to pass these increases along to our merchant customers, but this strategy might result in the loss of customers to our competitors who do not pass along the increases, thereby reducing our revenues and earnings. If competitive practices prevent us from passing along the higher fees to our merchant customers in the future, we may have to absorb all or a portion of such increases, thereby increasing our operating costs and reducing our earnings.

Any new implementation of or changes made to laws, regulations, card network rules or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable effect on our financial results.

Our business is affected by laws and regulations and examinations that affect us and our industry in the countries in which we operate. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations or guidelines may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, or may cause customers or potential customers to be reluctant to do business with us, any of which could have an adverse effect on our financial condition.

For example, we are subject to the card network rules of Visa, MasterCard and other card networks, Interac, and various debit networks; applicable privacy and information security regulations in the regions where we operate and of the card networks; the Payment Services Directive in Europe; The Code of Conduct for the Credit and Debit Card Industry in Canada (issued by Canada's Department of Finance); the Housing Assistance Tax Act of 2008 in the United States, which requires information returns to be made for each calendar year by merchant acquiring entities; and a myriad of U.S. federal and state consumer protection laws and state escheat regulations. We are also subject to examination by the FFIEC as a result of our provision of data processing services to financial institutions.

Interchange fees (which are typically paid by the acquirer to the issuer in connection with transactions) are subject to increasingly intense legal, regulatory and legislative scrutiny worldwide. For instance, the Dodd-Frank Act, which was signed into law in July 2010, significantly changed the U.S. financial regulatory system. Changes affecting the payment processing industry include restricting amounts of debit card fees that certain issuing institutions can charge merchants and allowing merchants to set minimum amounts for the acceptance of credit cards and to offer discounts for different payment methods. These restrictions could negatively affect the number of debit transactions, which would adversely affect our business. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the "CFPB"), which has assumed responsibility for most federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any nonbank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve") on the ground that it is "systemically important "to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business, which increases our risk profile and may have an adverse effect on our business, financial condition, results of operations and cash flows.

All persons offering or providing financial services or products to consumers, directly or indirectly, can be subject to prohibitions against unfair, deceptive, or abusive acts or practices (“UDAAP”) under the Dodd-Frank Act. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products or a service provider from committing or engaging in UDAAP, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings. More generally, all persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers, are also subject to Section 5 of the Federal Trade Commission ("FTC") Act prohibiting unfair or deceptive acts or practices ("UDAP"). In addition, there are other laws, rules and or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant's payment processor, to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Various federal and state regulatory enforcement agencies, including the FTC, the CFPB and the states’ attorneys general have the authority to take action against nonbanks that engage in UDAP or violate other laws, rules or regulations and, to the extent we are processing payments for a merchant that may be in violation of these laws, rules or regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities.

In many countries, we are legally or contractually required to comply with the anti-money laundering laws and regulations, such as, in the United States, the BSA, as amended by the USA PATRIOT Act, and similar laws of other countries, which require that customer identifying information be obtained and verified. In some countries, we are directly subject to these requirements; in other countries, we have contractually agreed to assist our sponsor banks with their obligation to comply with any-money laundering requirements that apply to them. In addition, we and our sponsor banks are subject to the laws and regulations enforced by the Office of Foreign Assets Control ("OFAC"), which prohibit U.S. persons from engaging in transactions with certain prohibited persons or entities. Similar requirements apply in other countries. Our failure to comply with any of these contractual requirements or laws could adversely affect our business, financial credit and results of operations.

Changes to legal rules and regulations, or interpretation or enforcement thereof, even if not directed at us, may require significant efforts to change our systems and services and may require changes to how we price our services to customers, adversely affecting our business. Even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation. Furthermore, we are subject to tax laws in each jurisdiction where we conduct business. Changes in such laws or their interpretations could decrease the value of revenues we receive, the value of tax losses and tax credit carry forwards recorded on our balance sheet and have a material adverse effect on our operating results, financial condition and cash flows.

We are subject to risks associated with changes in interest rates or currency exchange rates, which could adversely affect our business, financial position, results of operations and cash flows, and we may not effectively hedge against these risks.

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

In addition, in certain of the jurisdictions in which we operate, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our foreign currency into U.S. dollars or limit our ability to freely move currency in or out of particular jurisdictions. The occurrence of any of these factors could decrease the value of revenues we receive from our international operations and have a material adverse effect on our business.

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

We conduct a portion of our business in various European and Asia-Pacific countries, including the Russian Federation, where the risk of continued political, economic and regulatory change that could affect our operating results is greater than in the United States.

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

In addition, transmittal of data by electronic means and telecommunications is subject to specific regulation in many countries. Although these regulations have not had a material effect on us to date, changes in these regulations, including taxation or limitations on transfers of data between countries, could have a material adverse effect on our business, growth, financial condition, results of operations or cash flows.

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

The acquisition, integration, and conversion of businesses involve a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, services, technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions often involve additional or increased risks including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of those new markets; and general economic and political conditions.

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

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position, results of operations and cash flows.

We are from time-to-time involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our current or future business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to successfully manage our intellectual property and may be subject to infringement claims.

In our rapidly developing legal framework, we rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop software or technology competitive to us. Our competitors may independently develop similar technology, duplicate our services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive and could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.

We may also be subject to costly litigation in the event our services and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our services or technology. Any of these third parties could make a claim of infringement against us with respect to our services or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could limit our ability to use the intellectual property subject to these claims and require us to design around a third party’s patent, which may not be possible, or to license alternative technology from another party, which may be costly. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of our management and employees.

Unfavorable resolution of tax contingencies or changes to enacted tax rates could adversely affect our tax expense.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively affecting our results of operations. We have recognized estimated liabilities on the balance sheet for material known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. These liabilities reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While we believe that the liabilities are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial cost less than any related liability. An unfavorable resolution, therefore, could negatively affect our financial position, results of operations and cash flows in the current and/or future periods.

We record deferred income taxes to reflect the effect of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. Deferred income taxes are determined using enacted tax rates. Changes in enacted tax rates may negatively affect our results of operations.

We may become subject to additional U.S., state or foreign taxes that cannot be passed through to our merchant services customers, in which case our earnings could be adversely affected.

As a payment processing company we are or may be subject to taxation by various jurisdictions on our net income or certain portions of our fees charged to customers for our services. Application of these taxes is an emerging issue in our industry and the taxing authorities have not yet all adopted uniform regulations on this topic. If we are required to pay such taxes and are not able to pass the tax expense through to our merchant customers, our costs will increase, reducing our earnings.

We have structured our business in accordance with existing tax laws and interpretations of such laws which have been confirmed through either tax rulings or opinions obtained in various jurisdictions, including those related to value-added taxes in Europe. Changes in tax laws or their interpretations could decrease the value of revenues we receive and the amount of our cash flows and have a material adverse effect on our business.

Risks Related to Our Organizational and Capital Structure

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that requires a wide ranging set of expertise and intellectual capital. To successfully compete and grow, we must recruit, develop and retain the necessary personnel who can provide the needed expertise across the entire spectrum of intellectual capital needs. In addition, we must develop our personnel to fulfill succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. We cannot assure that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Company's debt agreements contain restrictions that will limit our flexibility in operating our business.

Our credit facilities contain various covenants that limit our ability and the ability of our subsidiaries to engage in specified types of transactions. These covenants limit our ability in certain circumstances to, among other things:

•	incur additional indebtedness;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain lines of business; and

•	enter into certain transactions with affiliates.

Our credit facilities also contain customary financial covenants based on our leverage ratio and our fixed charge coverage ratio.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our credit facilities, the lenders could elect to declare all amounts outstanding under our credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under certain of our other indebtedness. If we are unable to repay those amounts, the lenders under our credit facilities could accelerate the repayment of borrowings, and we may not have sufficient assets to repay our credit facilities as well as our other indebtedness.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition and results of operations.

As a result of our acquisitions, a significant portion of our total assets are intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 35.4% of the total assets on our balance sheet as of May 31, 2015. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would negatively affect our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

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

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor and manage our risks. If our policies and procedures are not fully effective or we are not always successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Further, this assessment may be complicated by any acquisitions we may complete.  In certain markets, including, without limitation, China, the Republic of Malta and Spain, our member sponsors perform payment processing operations and related support services pursuant to services agreements.  We expect that the member sponsors will continue to provide these services until such time as we may integrate these functions into our operations.  Accordingly, we rely on our member sponsors to provide financial data, such as amounts billed to merchants, to assist us with compiling our accounting records.  As such, our internal control over financial reporting could be materially affected, or are reasonably likely to be materially affected, by the internal control and procedures of our member sponsors in these markets.  In order to mitigate this risk, we have implemented internal controls over financial reporting which monitor the accuracy of the financial data being provided by our member sponsors.

While we continue to dedicate resources and management time to ensuring that we have effective internal control over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market's perception of our business and our stock price.

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

Provisions of our articles of incorporation and by-laws and provisions of applicable Georgia law may discourage, delay or prevent a merger or other change of control that shareholders may consider favorable. The provisions of our articles and by-laws, among other things:

•	divide our Board of Directors into three classes, with members of each class to be elected in staggered three-year terms;

•	limit the right of shareholders to remove directors;

•	regulate how shareholders may present proposals or nominate directors for election at annual meetings of shareholders; and

•	authorize our Board of Directors to issue preferred shares in one or more series, without shareholder approval.

ITEM 2 - PROPERTIES

The following summarizes by segment the type and number of facilities we use to operate our business as of May 31, 2015:

Type of Facility	Leased	Owned
North America merchant services:
Multi-purpose (operations, sales, administrative) offices	17	—
Sales offices	3	—
	20	—

International merchant services:
Multi-purpose (operations, sales, administrative) offices	20	2
Sales offices	17	—
	37	2
Total	57	2

Our principal facilities in the United States are located in Atlanta, Georgia; Owings Mills, Maryland; Pleasant Grove, Utah and Las Vegas, Nevada. Our principal international facilities are located in Brisbane, Australia; Toronto, Canada; Hong Kong Special Administrative Region, China; Prague, Czech Republic; Leicester, England; London, England; Dublin, Ireland; Manila, Philippines; Moscow, Russia; and Barcelona, Spain.

We believe that all of our facilities and equipment are suitable and adequate for our business as presently conducted.

ITEM 3 - LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse impact on our financial position, liquidity or results of operations.

Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol "GPN." The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2015 and 2014. We expect to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements and such other factors as the Board of Directors deems relevant.

	High	Low	Dividend Per Share
Fiscal 2015:
First Quarter	$74.46	$67.34	$0.02
Second Quarter	86.71	68.60	0.02
Third Quarter	92.99	77.15	0.02
Fourth Quarter	106.06	87.68	0.02

Fiscal 2014:
First Quarter	$49.75	$44.84	$0.02
Second Quarter	64.41	47.35	0.02
Third Quarter	70.77	61.22	0.02
Fourth Quarter	73.84	64.66	0.02

As of July 22, 2015, there were 2,113 shareholders of record.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report.

Sale of Unregistered Securities

We did not issue any unregistered securities during the year ended May 31, 2015.

Stock Performance Graph

The following graph compares our cumulative shareholder returns with the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Index for the five years ended May 31, 2015. The line graph assumes the investment of $100 in our common stock, the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Index on May 31, 2010 and assumes reinvestment of all dividends.

*$100 invested on May 31, 2010 in stock or index, including reinvestment of dividends. Fiscal year ending May 31.
Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Global Payments	S&P 500	S&P Information Technology
May 31, 2010	$100.00	$100.00	$100.00
May 31, 2011	123.38	125.95	121.13
May 31, 2012	101.05	125.43	130.30
May 31, 2013	114.29	159.64	150.00
May 31, 2014	163.59	192.28	185.84
May 31, 2015	249.30	214.99	220.80

Issuer Purchases of Equity Securities

During the year ended May 31, 2015, our Board of Directors authorized the additional repurchase of up to $302.3 million of our common stock. Under these and other existing authorizations, we repurchased and retired 4.5 million shares of our common stock at a cost of $369.0 million including commissions, or an average price of $81.99 per share, during the year ended May 31, 2015.

Information about the shares of our common stock that we repurchased during the quarter ended May 31, 2015 is set forth below:

Month	Number of Shares Purchased	Average Price per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
March 2015	380,626	$90.80	380,626
April 2015	880,527	97.65	880,527
May 2015	—	—	—
	1,261,153	$95.59	1,261,153	$102.9

In addition to the shares we repurchased on the open market as set forth in the table above, during the quarter ended May 31, 2015, pursuant to our employee incentive plans, we repurchased 2,388 shares at an average price per share of $98.48 in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we repurchased at fair market value on the vesting date.

ITEM 6 - SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with "Item 7 ‑ Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 ‑ Financial Statements and Supplementary Data" included elsewhere in this Annual Report. The income statement data for the years ended May 31, 2015, 2014, and 2013 and the balance sheet data as of May 31, 2015 and 2014 are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The income statement data for fiscal years 2012 and 2011 and the balance sheet data as of May 31, 2013 and 2012 were derived from consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2013. The balance sheet data as of May 31, 2011 was derived from audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2012. Amounts related to our discontinued operations in our statements of income for fiscal year 2011 were reclassified in fiscal year 2012 to conform to the current presentation.

	Year Ended May 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Income statement data:
Revenues	$2,773,718	$2,554,236	$2,375,923	$2,203,847	$1,859,802
Operating income	456,597	405,499	357,213	307,349	331,594
Net income	309,115	269,952	238,713	217,566	229,131
Net income attributable to Global Payments	278,040	245,286	216,125	188,161	209,238

Per share data:
Basic earnings per share	$4.15	$3.40	$2.78	$2.39	$2.62
Diluted earnings per share	4.12	3.37	2.76	2.37	2.60
Dividends per share	0.08	0.08	0.08	0.08	0.08

Balance sheet data (at year end):
Total assets	$5,793,548	$4,018,650	$3,125,056	$2,688,143	$3,350,531
Short-term lines of credit	592,629	440,128	187,461	215,391	270,745
Long-term debt	1,742,500	1,393,679	963,469	312,985	354,019
Total equity	863,553	1,132,799	1,286,607	1,300,921	1,337,817

Operating income, net income, net income attributable to Global Payments and basic and diluted earnings per share in the table above include the effects of a processing system intrusion credit of $7.0 million (pre-tax) during the year ended May 31, 2014 and charges of $36.8 million (pre-tax) and $84.4 million (pre-tax) for the years ended May 31, 2013 and 2012, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in "Item 1A - Risk Factors" of this Annual Report. See "Cautionary Notice Regarding Forward-Looking Statements" located above "Item 1 - Business."

You should read the following discussion and analysis in conjunction with "Item 6 - Selected Financial Data" and "Item 8 - Financial Statements and Supplementary Data" appearing elsewhere in this Annual Report.

General

We are a leading worldwide provider of payment technology services delivering innovative solutions to our customers. Our partnerships, technologies and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types. We distribute our services across a variety of channels to merchants and partners in 29 countries throughout North America, Europe, the Asia-Pacific region and Brazil. We provide payment and digital commerce solutions and operate in two reportable segments: North America merchant services and International merchant services. Based on growth, strategic acquisitions and a realigned management structure, beginning in fiscal 2016, we replaced our International merchant services segment with two new segments: Europe and Asia-Pacific. Accordingly, in fiscal 2016, we will begin presenting three geographic segments - North America, Europe and Asia-Pacific.

We were incorporated in Georgia as Global Payments Inc. in 2000 and spun-off from our former parent company in 2001. Including our time as part of our former parent company, we have been in the payments business since 1967. Global Payments Inc. and its consolidated subsidiaries are referred to collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

Our North America merchant services and International merchant services segments target customers in many industries including financial services, gaming, government, health care, professional services, restaurants, retail, universities, not-for-profit organizations and utilities.

Our offerings enable merchants to accept card, electronic, check and digital-based payments at the point of sale. Our primary business model provides payment services directly to merchants as our customers. We also provide similar services to financial institutions and a limited number of ISOs that, in turn, resell our services, in which case the financial institutions and select ISOs are our customers. These particular services are marketed in the United States, Canada and parts of Europe.

The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value.

Our services are marketed through a variety of sales channels that include a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value-added resellers, ISOs, as well as proprietary telesales groups. We seek to leverage the continued shift to electronic payments by expanding market share in our existing markets through our distribution channels or through acquisitions in North America, the Asia-Pacific region and Europe, and investing in and leveraging technology and people, thereby maximizing shareholder value. We also seek to enter new markets through acquisitions in Europe, the Asia-Pacific region and the Latin America region.

Our business does not have pronounced seasonality in which more than 30% of our revenues occur in one fiscal quarter. However, each geographic channel has somewhat higher and lower quarters given the nature of the portfolio. While there is some variation in seasonality across markets, the first and fourth fiscal quarters are generally the strongest, and the third fiscal quarter tends to be the weakest due to lower volumes processed in the months of January and February.

Executive Overview

In fiscal 2015, revenues increased 8.6% to $2,773.7 million from $2,554.2 million in fiscal 2014, reflecting growth in most of our markets despite the unfavorable effect of currency fluctuations.

Consolidated operating income was $456.6 million for fiscal 2015 compared to $405.5 million for fiscal 2014. Net income attributable to Global Payments increased $32.8 million, or 13.4%, to $278.0 million in fiscal 2015 from $245.3 million in the prior year. Diluted earnings per share increased $0.75 to $4.12 in fiscal 2015 from $3.37 in fiscal 2014.

North America merchant services segment revenues increased $159.9 million, or 8.8%, to $1,968.9 million in fiscal 2015 from $1,809.0 million in fiscal 2014. North America merchant services segment operating income increased to $293.1 million in fiscal 2015 from $272.3 million in fiscal 2014, with operating margins of 14.9% and 15.0% for fiscal 2015 and 2014, respectively. The growth in the North America merchant services segment was primarily due to growth in our U.S. direct distribution channels, including our integrated solutions business, which also reflects the addition of Payment Processing, Inc. ("PayPros"), partially offset by unfavorable effects of currency fluctuations in Canada.

International merchant services segment revenues increased $59.6 million, or 8.0%, to $804.8 million in fiscal 2015 from $745.2 million in fiscal 2014. International merchant services operating income increased to $279.7 million in fiscal 2015 from $240.2 million in fiscal 2014, with operating margins of 34.8% and 32.2% for fiscal 2015 and 2014, respectively. The growth in the International merchant services segment for fiscal 2015 included growth in both Europe and the Asia-Pacific region. Revenue growth in Europe was driven primarily by card transaction and volume growth and a decrease in interchange rates in Spain, an increase in service fees in the United Kingdom and growth in our e-commerce channel, partially offset by the unfavorable effect of currency fluctuations and weakness in Russia. Revenue growth in the Asia-Pacific region was primarily due to growth in card transactions and volume, including increases from the acquisition of Ezi Holdings Pty Ltd ("Ezidebit"), as described below, partially offset by the unfavorable effect of currency fluctuations.

On October 10, 2014, we completed the acquisition of Ezidebit for AUD302.6 million in cash ($266.0 million equivalent as of the acquisition date). This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its services through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings.

On March 25, 2015, we acquired approximately 95% of the outstanding shares of Pay and Shop Limited for €110.2 million in cash ($118.9 million equivalent as of the acquisition date) funded by borrowings on our revolving credit facility. Pay and Shop Limited, which does business as Realex Payments, is a leading European online payment gateway technology provider based in Dublin, Ireland. This transaction furthers our strategy to provide omni-channel solutions that combine gateway services, payment service provisioning and merchant acquiring across Europe.

On September 30, 2014, we entered into an asset purchase agreement with Certegy Check Services, Inc., a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"), to acquire substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"). On June 1, 2015, after the end of fiscal 2015, we completed the acquisition, which includes approximately 260 gaming client locations, for $237.5 million in cash, funded from borrowings on our revolving credit facility and cash on hand. We acquired the FIS Gaming Business to expand our direct distribution and service offerings in the gaming industry.

On December 17, 2014, we announced an agreement with Bank of the Philippine Islands ("BPI") to provide merchant acquiring and payment services in the Philippines. We believe this arrangement will enable us to expand our direct distribution in the Philippines, further leverage our technological strengths and provide superior product and service offerings to customers in the Philippines. Under this arrangement, BPI will contribute its existing merchant acquiring business to our subsidiary in the Philippines, Global Payments Asia-Pacific Philippines Incorporated ("GP Philippines"), in return for a 49% ownership interest in GP Philippines and a cash payment of $3.6 million. We will retain a controlling 51% interest in GP Philippines. We expect the acquisition to close late in the first quarter of fiscal 2016, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

On July 27, 2015, we announced an agreement with CaixaBank, S.A. ("CaixaBank") and Erste Group Bank AG (“Erste Group”) to form a venture to provide merchant acquiring and payment services in three core Central and Eastern Europe locations: the Czech Republic, the Slovak Republic and Romania. As part of the agreement, Global Payments and CaixaBank will form an entity, of which Global Payments will have a 51 percent majority interest. This newly formed entity will pay €30 million ($33 million equivalent as of the agreement date) in cash to acquire a 51 percent majority ownership in the venture with Erste Group, which will contribute its existing merchant acquiring businesses in each of the three countries to the venture and hold a 49 percent interest. The transaction is expected to close in the second half of fiscal 2016, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

See "Note 3 - Business and Intangible Asset Acquisitions and Joint Ventures" in the notes to the accompanying consolidated financial statements for further discussion of these acquisitions.

Results of Operations

Revenues

The majority of merchant services revenue is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number or value of transactions. These revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

In direct merchant acquiring, we provide payment services to merchants and fund settlement either directly, in markets where we have direct membership with the payment networks, or through our relationship with a member bank in markets where we are sponsored. Revenues for direct merchant services are recognized in the amount of merchant billing net of interchange. We market our direct merchant services through a variety of sales channels, including a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value-added resellers, which we generally refer to as "direct distribution." We also sell through our ISO channel, in which case, the ISO receives a share of the merchant profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expense.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of commissions paid to ISOs, independent contractors and other third parties; salaries, wages and related expenses paid to sales personnel, non-revenue producing customer support functions, administrative employees and management; other selling expenses; occupancy costs of leased space directly related to these functions; share-based compensation expense and advertising costs.

Operating Income and Operating Margin

For the purpose of discussing segment operations, we refer to "operating income," which is calculated by subtracting segment direct expenses from segment revenues. Overhead and shared expenses, including share-based compensation, are not allocated to segment operations; they are reported in the caption "Corporate." Similarly, we refer to "operating margin" regarding segment operations, which is calculated by dividing segment operating income by segment revenues.

Fiscal Year Ended May 31, 2015 Compared to Fiscal Year Ended May 31, 2014

The following table sets forth key selected financial data for the years ended May 31, 2015 and 2014, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2014.

(dollar amounts in thousands)	2015	% of Revenue(1)	2014	% of Revenue(1)	Change	% Change
Revenues:
United States	$1,655,872	59.7%	$1,488,659	58.3%	$167,213	11.2%
Canada	313,018	11.3%	320,333	12.5%	(7,315)	(2.3)%
North America merchant services	1,968,890	71.0%	1,808,992	70.8%	159,898	8.8%
Europe	615,966	22.2%	587,463	23.0%	28,503	4.9%
Asia-Pacific	188,862	6.8%	157,781	6.2%	31,081	19.7%
International merchant services	804,828	29.0%	745,244	29.2%	59,584	8.0%
Total revenues	$2,773,718	100%	$2,554,236	100%	$219,482	8.6%

Consolidated operating expenses:
Cost of service	$1,022,107	36.8%	$952,225	37.3%	$69,882	7.3%
Selling, general and administrative	1,295,014	46.7%	1,203,512	47.1%	91,502	7.6%
Processing system intrusion	—	—%	(7,000)	(0.3)%	7,000	(100.0)%
Operating income	$456,597	16.5%	$405,499	15.9%	$51,098	12.6%

Operating income (loss) for segments:
North America merchant services	$293,139		$272,251		$20,888	7.7%
International merchant services	279,711		240,179		39,532	16.5%
Corporate(2)	(116,253)		(106,931)		(9,322)	8.7%
Operating income	$456,597		$405,499		$51,098	12.6%

Operating margin for segments:
North America merchant services	14.9%		15.0%		(0.1)%
International merchant services	34.8%		32.2%		2.6%

(1) Percentage amounts may not sum to the total due to rounding.
(2) Includes a processing system intrusion credit of $7.0 million in fiscal 2014.

Revenues

For fiscal 2015 revenues increased 8.6% to $2,773.7 million compared to the prior year, reflecting growth in most of our markets, partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates. For the year ended May 31, 2015, currency exchange rate fluctuations decreased our revenues by $78.4 million compared to the prior year, calculated by converting fiscal 2015 revenues in local currency using fiscal 2014 exchange rates.

North America Merchant Services Segment. For fiscal 2015, revenues from our North America merchant services segment increased 8.8% to $1,968.9 million compared to the prior year despite the effect of the unfavorable effect of currency fluctuations in Canada. U.S. revenue growth was driven by growth in our direct distribution channels, including our integrated solutions business, which also reflects the addition of PayPros.

For fiscal 2015, Canada revenues decreased 2.3% to $313.0 million due to the unfavorable effect of changes in exchange rates, which outweighed revenue growth achieved in local currency resulting from stable business performance and selective pricing initiatives.

International Merchant Services Segment. For fiscal 2015, International merchant services revenues increased 8.0% to $804.8 million compared to the prior year despite the effect of unfavorable currency fluctuations in Europe and the Asia-Pacific region. Our Europe merchant services revenues for fiscal 2015 increased 4.9% to $616.0 million compared to the prior year driven primarily by card transaction and volume growth and a decrease in interchange rates in Spain, service fee growth in the United Kingdom and growth in our e-commerce channel, partially offset by the unfavorable effect of changes in exchange rates and weakness in Russia.

Asia-Pacific merchant services revenues for fiscal 2015 increased 19.7% to $188.9 million compared to the prior year due largely to card transaction and volume growth, including the addition of Ezidebit, partially offset by the unfavorable effect of changes in exchange rates.

Operating Expenses

Cost of Service. Cost of service increased 7.3% during fiscal 2015 compared to the prior year. As a percentage of revenues, cost of service decreased to 36.8% for fiscal year 2015 compared to 37.3% in the prior year. The increase in cost of service for fiscal 2015 was driven primarily by an increase in the variable costs associated with revenue growth and additional intangible asset amortization and other incremental cost of service associated with our acquisitions of PayPros and Ezidebit, partially offset by favorable effects of changes in exchange rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 7.6% during fiscal 2015 compared to the prior year. As a percentage of revenues, selling, general and administrative expenses decreased to 46.7% for fiscal year 2015 from 47.1% in the prior year. The increase in selling, general and administrative expenses for fiscal 2015 was primarily due to an increase in commission payments to third-party sales partners and incremental costs related to our acquisitions of PayPros and Ezidebit.

Processing System Intrusion. In March 2012, we self-reported unauthorized access into a limited portion of our North America card processing system and potential unauthorized access to servers containing personal information collected from U.S. merchants who applied for processing services. During fiscal 2014, we recorded a credit of $7.0 million for insurance recoveries related to the processing system intrusion.

Operating Income and Operating Margin for Segments

North America Merchant Services Segment. Operating income in North America merchant services segment increased 7.7% to $293.1 million for fiscal 2015 compared to the prior year despite the effect of unfavorable currency fluctuations in Canada. The increase in operating income was primarily due to growth in our U.S. direct distribution channels, including the addition of PayPros to our integrated solutions business, partially offset by intangible asset amortization and other incremental operating costs associated with PayPros and the unfavorable effect of exchange rate fluctuations in Canada. The operating margin was 14.9% and 15.0% for the fiscal years 2015 and 2014, respectively.

International Merchant Services Segment. Operating income in International merchant services segment increased 16.5% to $279.7 million for fiscal 2015 compared to the prior year despite the effect of unfavorable currency fluctuations in Europe and the Asia-Pacific region. The increase in operating income was driven primarily by revenue growth in Spain and the United Kingdom, as well as the incremental operating income from our acquisition of Ezidebit, partially offset by the unfavorable effect of exchange rate fluctuations in Europe and the Asia-Pacific region and weakness in Russia. The operating margin was 34.8% and 32.2% for the fiscal years 2015 and 2014, respectively. The increase in operating margin reflects increased profitability in Spain, higher margin service fee income in the United Kingdom and the addition of Ezidebit.

Corporate. Corporate expenses increased 8.7% to $116.3 million for fiscal 2015 compared to the prior year primarily due to settlement of a legal claim in Europe during fiscal 2015 and a credit of $7.0 million associated with the processing system intrusion recorded in fiscal 2014.

Operating Income

During fiscal 2015, our consolidated operating income increased 12.6% to $456.6 million from $405.5 million in the prior year. The increase was primarily due to revenue growth in our North America and International merchant services segments partially offset by higher variable costs of services associated with revenue growth, higher intangible asset amortization and other incremental operating costs associated with PayPros and Ezidebit and the unfavorable effect of exchange rate fluctuations. Operating income for fiscal 2014 also reflects the effect of the processing system intrusion credit of $7.0 million.

Other Income/Expense, Net

Other expense, net, increased to $39.5 million for fiscal 2015 compared to $28.1 million in the prior year. The increase is primarily due to a $10.5 million increase in interest expense on our long-term debt and other credit facilities, resulting from an increase in average balances outstanding under those debt facilities, and an increase in equity method losses on investments in unconsolidated entities, partially offset by a reversal of interest expense of $3.6 million that had been accrued related to an unrecognized tax benefit. As of May 31, 2015, we eliminated the liability for an unrecognized tax benefit and reduced Interest and other expense in the year ended May 31, 2015 in our accompanying consolidated statement of income. See "Note 8 - Income Tax" in the notes to the accompanying consolidated financial statements for further discussion.

During fiscal 2014, we recorded a loss on extinguishment of debt of $2.1 million in connection with the refinancing of our term loan and revolving credit facilities. In addition, during fiscal 2014, we made a final dividend payment to HSBC Asia in the amount of $3.3 million related to a redeemable noncontrolling interest that HSBC Asia held in Global Payments Asia-Pacific. The dividend was reflected as interest expense in our consolidated statements of income. See "Note 3 - Business and Intangible Asset Acquisitions and Joint Ventures-Redeemable Noncontrolling Interest Acquisition" in the notes to the accompanying consolidated financial statements for further discussion.

During fiscal 2014, we recorded a $2.1 million gain in connection with the sale of 50% of our subsidiary in Brazil. See "Note 3 - Business and Intangible Asset Acquisitions and Joint Ventures-Comercia Global Payments Brazil" in the notes to the accompanying consolidated financial statements for further discussion.

Provision for Income Taxes

Our effective tax rates were 25.9% and 28.5% for fiscal 2015 and 2014, respectively. The effective tax rate for fiscal year 2014 reflects the reduction to the carrying amount of certain U.K. deferred tax assets due to enacted corporate tax rate reductions in the United Kingdom of 3 percentage points. Our effective tax rate differs from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax increased to $31.1 million for fiscal 2015 compared to $24.7 million in the prior year. The increase is due primarily to income growth in Spain conducted through Comercia Global Payments, of which we own a controlling 51% interest.

Fiscal Year Ended May 31, 2014 Compared to Fiscal Year Ended May 31, 2013

The following table shows key selected financial data for the years ended May 31, 2014 and 2013, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of fiscal 2013.

(dollar amounts in thousands)	2014	% of Revenue (1)	2013	% of Revenue (1)	Change	% Change
Revenues:
United States	$1,488,659	58.3%	$1,394,675	58.7%	$93,984	6.7%
Canada	320,333	12.5%	311,000	13.1%	9,333	3.0%
North America merchant services	1,808,992	70.8%	1,705,675	71.8%	103,317	6.1%
Europe	587,463	23.0%	522,593	22.0%	64,870	12.4%
Asia-Pacific	157,781	6.2%	147,655	6.2%	10,126	6.9%
International merchant services	745,244	29.2%	670,248	28.2%	74,996	11.2%
Total revenues	$2,554,236	100.0%	$2,375,923	100.0%	$178,313	7.5%

Consolidated operating expenses:
Cost of service	$952,225	37.3%	$862,075	36.3%	$90,150	10.5%
Selling, general and administrative	1,203,512	47.1%	1,119,860	47.1%	83,652	7.5%
Processing system intrusion	(7,000)	(0.3)%	36,775	1.5%	(43,775)	(119.0)%
Operating income	$405,499	15.9%	$357,213	15.0%	$48,286	13.5%

Operating income (loss) for segments:
North America merchant services	$272,251		$258,910		$13,341	5.2%
International merchant services	240,179		211,242		28,937	13.7%
Corporate(2)	(106,931)		(112,939)		6,008	(5.3)%
Operating income	$405,499		$357,213		$48,286	13.5%

Operating margin for segments:
North America merchant services	15.0%		15.2%		(0.2)%
International merchant services	32.2%		31.5%		0.7%

(1) Percentage amounts may not sum to the total due to rounding.
(2) Includes a processing system intrusion credit of $7.0 million in fiscal 2014 and a charge of $36.8 million in fiscal 2013.

Revenues

For fiscal 2014, revenues increased 7.5% to $2,554.2 million compared to the prior year, reflecting growth in all of our markets. Our revenues were affected by fluctuations in foreign currency exchange rates. For fiscal 2014, currency exchange rate fluctuations decreased our revenues by $10.8 million compared to the prior year, calculated by converting fiscal 2014 revenues in local currency using fiscal 2013 rates.

North America Merchant Services Segment. For fiscal 2014, revenues from our North America merchant services segment increased 6.1% to $1,809.0 million compared to the prior year. North America revenue growth was driven by our U.S. direct distribution channels, including PayPros, as well as our ISO channels and growth in Canada. We grew our U.S. revenues primarily by adding small and mid-market merchants in diversified vertical markets. For fiscal 2014, our U.S. credit and debit card processed transactions grew 6.6% compared to the prior year, excluding the effect of PayPros.

For fiscal 2014, our Canadian revenues increased 3.0% to $320.3 million primarily due to credit card transaction growth and assessment-based pricing changes, partially offset by unfavorable changes in exchange rates. For fiscal 2014, our total Canadian transactions grew 2.5% compared to the prior year, including 4.6% growth in credit card transactions.

International Merchant Services Segment. For fiscal 2014, International merchant services revenues increased 11.2% to $745.2 million compared to the prior year. Our Europe merchant services revenues for fiscal 2014 increased 12.4% to $587.5 million compared to the prior year driven primarily by transaction growth in all markets as well as growth in our e-commerce services. Asia-Pacific merchant services revenues for fiscal 2014 increased 6.9% to $157.8 million compared to the prior year due largely to pricing increases and new assessments.

Operating Expenses

Cost of Service. Cost of service increased 10.5% during fiscal 2014 compared to the prior year, driven primarily by an increase in the variable costs associated with revenue growth and an increase in amortization expense associated with our acquisitions of Accelerated Payment Technologies ("APT") and PayPros. As a percentage of revenues, cost of service increased to 37.3% for fiscal year 2014 from 36.3% in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 7.5% during fiscal 2014 compared to the prior year primarily due to an increase in commission payments to ISOs, incremental costs related to our acquisitions of APT and PayPros, acceleration of equity awards and other costs associated with the retirement of our former chairman and chief executive officer and charges related to employee termination benefits. As a percentage of revenues, selling, general and administrative expenses remained unchanged at 47.1% for fiscal 2014 compared to fiscal 2013.

Processing System Intrusion. During fiscal 2014, we recorded a credit of $7.0 million related to insurance recoveries associated with the processing system intrusion described above, and during fiscal 2013, we recorded a $36.8 million charge related to the incident.

Operating Income and Operating Margin for Segments

North America Merchant Services Segment. Operating income in North America merchant services segment increased 5.2% to $272.3 million for fiscal 2014 compared to the prior year. The increase in operating income was primarily due to the increases in transactions and volume in our U.S. direct distribution channels, as well as growth in Canada. This increase was partially offset by amortization and other incremental costs associated with our acquisitions of APT and PayPros and unfavorable changes in exchange rates in Canada. The operating margin was 15.0% and 15.2% for the fiscal years 2014 and 2013, respectively.

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

Corporate. Our corporate expenses decreased 5.3% to$106.9 million for fiscal 2014 compared to the prior year primarily due a decrease in costs associated with the processing system intrusion partially offset by higher data security expenses and share-based compensation expense. Corporate operating expenses includes a processing system intrusion credit of $7.0 million for fiscal 2014 and a charge of $36.8 million for fiscal 2013.

Operating Income

During fiscal 2014, our consolidated operating income increased 13.5% to $405.5 million from $357.2 million in the prior year. The increase was primarily due to revenue growth in our North America and International merchant services segments offset by higher variable costs of services associated with revenue growth, higher amortization and other incremental costs associated with acquisitions, higher data security expenses and acceleration of equity awards and other costs associated with the retirement of our former chairman and chief executive officer and charges related to employee termination benefits. Operating income also reflects the processing system intrusion credit of $7.0 million and charge of $36.8 million for fiscal 2014 and fiscal 2013, respectively.

Other Income/Expense, Net

Other expense, net, increased to $28.1 million for fiscal 2014 compared to $22.9 million in the prior year. The increase is primarily due to an $8.2 million increase in interest expense associated with debt and the loss on extinguishment of debt of $2.1 million that we recorded in connection with the refinancing of our term loan and revolving credit facility; offset by a $5.1 million reduction in the amount of dividends paid to HSBC Asia related to a redeemable noncontrolling interest that HSBC Asia held in Global Payments Asia-Pacific. Such dividends are reflected as interest expense in our consolidated statements of income. See "Note 3 - Business and Intangible Asset Acquisition and Joint Ventures-Redeemable Noncontrolling Interest Acquisition" in the notes to the accompanying consolidated financial statements for further discussion.

Provision for Income Taxes

Our effective tax rates were 28.5% and 28.6% for the years ended May 31, 2014 and 2013, respectively. The effective tax rates for the years ended May 31, 2014 and 2013 reflect adjustments to our U.K. deferred tax asset due to corporate tax rate reductions in the United Kingdom of 3 percentage points and 2 percentage points, respectively. Our effective tax rates differ from U.S. statutory rates primarily due to income generated in lower tax jurisdictions due to international expansion.

Noncontrolling Interests, Net of Tax

Noncontrolling interests, net of tax increased to $24.7 million for fiscal 2014 compared to $22.6 million in the prior year. The increase was due primarily to income growth in Spain conducted through Comercia Global Payments, of which we own a controlling 51% interest.

Liquidity and Capital Resources

A significant portion of our liquidity comes from operating cash flows. Cash flow from operations is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, and to pay down debt and repurchase shares of our common stock at the discretion of our Board of Directors. Accumulated cash balances are invested in high-quality, marketable short-term instruments.

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

At May 31, 2015, we had cash and cash equivalents totaling $650.7 million. Of this amount, we consider $195.2 million to be available cash. Available cash excludes $417.2 million of settlement-related and merchant reserve cash balances. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement ("Merchant Reserves"). At May 31, 2015, our cash and cash equivalents included $180.2 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks.

Our available cash balance includes $170.3 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant effect on our liquidity.

During year ended May 31, 2015, we changed from the sponsorship model to a direct membership model in several of our global markets. As a result, for these markets, we have recorded the gross positions of settlement assets and obligations at May 31, 2015 in our consolidated balance sheet; whereas, these positions were reflected on a net basis in the prior year. These changes have had the effect of increasing the settlement processing asset and settlement processing obligation positions in our consolidated balance sheet at May 31, 2015 but had no effect on our net financial position or cash flows. In addition, these balances may vary significantly between reporting periods as the balances are affected by the timing of period-end. See "Note 2 - Settlement Processing Assets and Obligations" in the notes to the accompanying consolidated financial statements for further discussion of our accounting and presentation of settlement processing assets and obligations.

Operating activities provided net cash of $424.7 million during fiscal 2015 compared to $194.1 million during the prior year. The increase in cash flow from operating activities was primarily due to growth in our earnings and changes in working capital, including settlement processing assets and obligations whose net asset position increased significantly more during fiscal 2014 than during fiscal 2015.

Net cash used in investing activities was $440.9 million during fiscal 2015 and $501.7 million in the prior year. During fiscal 2015, we invested net cash of $359.2 million to acquire Ezidebit, Realex and other assets, including additional investments of $11.4 million in Global Payments Brazil. In fiscal 2014, we acquired PayPros and other assets for $426.5 million. We made capital expenditures of $92.6 million and $81.4 million during fiscal 2015 and 2014, respectively, including $35.1 million and $39.1 million of capitalized software development costs. During fiscal 2016, we expect capital expenditures to approximate $105.0 million. Cash flows from investing activities also included proceeds of $10.4 million received during fiscal 2015 from the sale of a component of our Russia business that leased automated teller machines.

During fiscal 2015, we entered into agreements to acquire businesses in the United States and the Asia-Pacific region: the FIS Gaming Business and the BPI merchant acquiring business, respectively. We completed the acquisition of the FIS Gaming Business on June 1, 2015 for $237.5 million in cash, which was funded from borrowings on our revolving credit facility and cash on hand. Late in the first quarter of fiscal 2016, we expect to complete the acquisition of the BPI merchant acquiring business in return for a 49% ownership interest in GP Philippines and a cash payment of $3.6 million.

Financing activities provided net cash of $141.4 million during fiscal 2015 and $218.9 million in the prior year. During fiscal 2015, net borrowings under long-term debt were $347.9 million compared to $429.4 million in the prior year. Borrowings made during fiscal 2015 were used primarily to fund a portion of our business acquisitions. In fiscal 2014, we closed a five-year senior unsecured $1.25 billion term loan facility, paid off previously existing debt of $902.5 million and paid fees and expenses of $6.0 million. In connection with the fiscal 2014 debt refinancing, we entered into a five-year senior unsecured $1 billion revolving credit facility under which we borrowed $140.0 million during the remainder of fiscal 2014. In addition, in fiscal 2015, we made net borrowings on short-term lines of credit used to fund settlement of $198.9 million compared to $252.7 million in the prior year. Fluctuations in short-term lines of credit are largely due to the effect of timing of year-end on settlement. Cash flows from financing activities also included common stock repurchases of $372.4 million during fiscal 2015 and $447.3 million in the prior year and cash used to fund distributions to noncontrolling interests and dividends to our shareholders.

We believe that our current level of cash and borrowing capacity under our debt facilities together with future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Credit Facilities

We have a five-year senior unsecured $1.25 billion term loan that bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. We used proceeds from the term loan to partially fund our acquisition of PayPros on March 4, 2014 and to repay the outstanding balances on our previously existing term loan and revolving credit facility. From May 2015 to November 2018, the term loan has scheduled quarterly principal payments of 1.25%, increasing up to 2.50%, of the original principal balance. The term loan expires on February 28, 2019. At maturity, 27.5% of the term loan will have been repaid through scheduled principal payments and the remaining principal balance will be due. With notice, the term loan may be voluntarily prepaid at any time, in whole or in part, without penalty.

We also have a five-year senior unsecured $1 billion revolving credit facility that bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. The revolving credit facility is available for general corporate purposes, and borrowing under the corporate credit facility is available in various currencies. The revolving credit facility allows us to issue standby letters of credit of up to $100 million in the aggregate. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. Borrowings available to us under the revolving credit facility are further limited by the covenants described below under "Compliance with Covenants." At May 31, 2015 and 2014, we had standby letters of credit of $7.6 million and $8.1 million, respectively. The total available incremental borrowings under our revolving credit facility at May 31, 2015 and 2014 was $484.3 million and $851.9 million, respectively. The revolving credit facility expires on February 28, 2019.

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

Short-term Lines of Credit

We have short-term lines of credit with banks in the United States and Canada as well as several countries in Europe and Asia that are restricted for use in funding settlement. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining the available credit. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit when the net position is less than the credit limit. As of May 31, 2015, a total of $193.2 million of cash on deposit was used to determine the available credit.

As of May 31, 2015 and 2014, respectively, we had $592.6 million and $440.1 million outstanding under these short-term lines of credit with additional capacity as of May 31, 2015 of $567.5 million to fund settlement. During the year ended May 31, 2015, the maximum and average outstanding balances under these lines of credit were $1,258.7 million and $647.3 million, respectively. Our maximum outstanding amount was greater than our period-end balance due to the timing of settlement funding.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and term loan. Our term loan and corporate credit facility agreements include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00 (3.75 to 1.00 in the case of a business acquisition, subject to certain conditions) and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with all applicable covenants as of and for the year ended May 31, 2015.

See "Note 6 - Long-Term Debt and Credit Facilities" in the notes to the accompanying consolidated financial statements for further discussion of our borrowing arrangements.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market, or credit risk support other than the guarantee services described under "Critical Accounting Policies" below.

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2015.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of May 31, 2015:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)
Long-term debt	$1,742,500	$62,500	$203,125	$1,476,875	$—
Interest on long-term debt(1)	126,672	40,576	66,321	19,775	—
Short-term lines of credit	592,629	592,629	—	—	—
Operating lease obligations(2)	57,998	13,878	20,315	14,633	9,172
Purchase obligations(3)	166,545	63,531	85,745	17,269	—

(1) Interest on long-term debt is based on rates effective and amounts borrowed as of May 31, 2015. The estimated effect of interest rate swaps is included in interest on long-term debt. Since the contractual rates for our long-term debt and interest rate swaps are variable, actual cash payments may differ from the estimates provided.
(2) Includes future minimum lease payments for noncancelable operating leases at May 31, 2015.
(3) Includes estimate of future payments for contractual obligations related to service arrangements with vendors for fixed or minimum amounts.

The table above excludes other obligations that we may have, such as employee benefit plan obligations, unrecognized tax benefits, and other current and noncurrent liabilities reflected in our consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing of these payments; therefore, such amounts are not included in the above contractual obligation table.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following accounting policies to be critical to understanding our consolidated financial statements because the application of these policies requires significant judgment on the part of management, and as a result, actual future developments may be different from those expected at the time that we make these critical judgments. We have discussed these critical accounting policies with the Audit Committee of the Board of Directors.

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of our critical accounting policies are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with "Note 1 - Summary of Significant Accounting Policies" of the notes to the accompanying consolidated financial statements and the risk factors contained in "Item 1A - Risk Factors" of this Annual Report.

Reserve for Operating Losses

We experience losses in our card processing services when we are unable to collect amounts from merchant customers for any charges properly reversed by the card issuing bank. When we are not able to collect these amounts from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for the reversed charges. We have historically experienced losses due to merchant defaults. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We experience check guarantee losses when we are unable to collect the full amount of a guaranteed check from the checkwriter. We refer to both merchant credit losses and check guarantee losses collectively as "operating losses." Please refer to "Note 1 - Summary of Significant Accounting Policies" of the notes to the accompanying consolidated financial statements for a further explanation of these operating losses.

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

For the years ended May 31, 2015, 2014 and 2013, our processed volume for direct merchant acquiring was $207.2 billion, $201.2 billion, and $192.8 billion, respectively. For these same periods, the provision for merchant losses was $4.9 million, $8.7 million, and $9.5 million, respectively. As a percentage of processed volume, these charges were 0.0024%, 0.0043%, and 0.0049%, respectively, during the corresponding periods. For these same years, we experienced actual losses of $5.4 million, $9.3 million, and $9.5 million, respectively. We believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our provision for merchant losses as a percentage of processed volume for the year ended May 31, 2015 would have resulted in a decrease or increase in pretax income of $0.5 million. Further, if our provision for merchant losses as a percentage of processed volume for fiscal 2015 had equaled our actual merchant losses as a percentage of processed volume of 0.0043% for the same prior year period, our income before income taxes would have decreased by $4.0 million. As of May 31, 2015 and 2014, $1.3 million and $1.7 million, respectively, were recorded for merchant losses and were included in settlement processing obligations in the accompanying consolidated balance sheets.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. We have the right to collect the full amount of the check from the checkwriter, but have not historically recovered 100% of the guaranteed checks. Our check guarantee loss reserve is comprised of estimated losses on returned checks and estimated incurred but not reported losses.  We estimate the loss on returned checks by applying historical collection rates to our claims receivable balance.  We estimate incurred but not reported losses by applying historical loss ratios to the face value of our guaranteed checks.  For the years ended May 31, 2015, 2014 and 2013, we guaranteed total check face values of $2.5 billion, $2.6 billion and $2.6 billion, respectively. For those same periods, we recorded provisions for check guarantee losses of $9.6 million, $11.9 million, and $11.7 million, respectively. As a percentage of the total guaranteed check face value, these charges were 0.38%, 0.46%, and 0.44%, respectively. For these same years, we experienced actual losses of $9.9 million, $12.1 million, and $12.0 million, respectively. We believe that our estimation process has been materially accurate on a historical basis. A 10% increase in our projected loss rate for the year ended May 31, 2015 would have resulted in a decrease in income before income taxes of $1.0 million. Further, if our guarantee loss as a percentage of guarantee volume for fiscal 2015 had equaled our guarantee loss as a percentage of guarantee volume of 0.46% for the same prior year period, our income before income taxes would have decreased by $2.0 million. As of May 31, 2015 and 2014, we had a check guarantee reserve of $2.7 million and $3.0 million, respectively, which is included as a valuation allowance against claims receivable in the accompanying consolidated balance sheets.

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

Goodwill

Goodwill is tested for impairment at the reporting unit level. We test goodwill for impairment annually as of January 1 and more often if an event occurs or circumstances change that would indicate the fair value of a reporting unit is below its carrying amount. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit.

Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying value, a two-step quantitative test is required. In the first step, the reporting unit's carrying amount, including goodwill, is compared to its fair value. If the carrying amount of the reporting unit is greater than its fair value, step two must be performed. Step two measures the impairment loss, if any, by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of the fair value over the amounts assigned to the assets and liabilities of the reporting unit is the implied fair value of the goodwill. The excess of the carrying amount over the implied fair value of the goodwill is the impairment loss.

Our assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. In a quantitative assessment, we estimate the fair value of the reporting unit using a combination of the income approach and the market approach. This requires various assumptions about a reporting unit’s future financial results and cost of capital including discount rates.

We have six reporting units: North America Merchant Services, U.K. Merchant Services, Asia-Pacific Merchant Services, Central and Eastern Europe Merchant Services, Russia Merchant Services and Spain Merchant Services. As of January 1, 2015, we performed a qualitative goodwill assessment for each of our reporting units, except Russia merchant services for which we performed a quantitative assessment. Based on our annual test as of January 1, 2015, we determined on the basis of qualitative factors that the fair values of the reporting units for which we performed a qualitative assessment were not more likely than not less than their respective carrying amounts. Based on a quantitative assessment, we determined that the goodwill of our Russia merchant services unit was not impaired. We believe that the fair values of our reporting units are substantially in excess of their carrying amounts.

Intangible and Long-lived Assets

Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), acquired technology and trademarks associated with acquisitions. Customer-related intangible assets, contract-based intangible assets and trademarks are amortized over their estimated useful lives ranging from 2 to 26 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks are based on our plans to phase out the trademarks in the applicable markets. Acquired technology is amortized on a straight-line basis over its estimated useful life.

Amortization for most of our customer-related intangible assets is calculated using an accelerated method. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. During fiscal 2015, we did not adjust the amortization schedules.

We believe that our accelerated method better approximates the distribution of cash flows generated by our acquired customer relationships. We use the straight-line method of amortization for our contract-based intangibles and amortizable trademarks.

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable and exceeds its fair value, an impairment loss is recorded, measured as the difference between the fair value and the carrying amount. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision.

Capitalization of Internally Developed Software

We develop software that is used in providing processing services to customers. Capitalization of internally developed software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are expensed as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to merchant attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. The carrying amount of internally developed software, including work in progress, at May 31, 2015 was $181.3 million. Costs capitalized during fiscal 2015, 2014 and 2013 totaled $35.1 million, $39.1 million, and $29.2 million, respectively. Internally developed software is amortized over its estimated useful life, which is typically 2 to 10 years.

Our most recently developed front-end merchant authorization processing platform, which was placed into service in fiscal 2010, is replacing several legacy platforms. As of May 31, 2015, we have placed into service $101.0 million of hardware and software associated with our authorization platform, $4.5 million of which was placed in service during fiscal 2015. Depreciation and amortization associated with these costs is calculated based on transactions processed during the period as a percentage of the transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform's use than the straight-line method. We are currently processing transactions on this authorization platform in nine markets in our Asia-Pacific region and for a limited number of U.S. merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to this platform for fiscal 2015 was not significant. Depreciation and amortization expense will increase as we complete migrations of other merchants to this authorization platform.

Income Taxes

We determine our provision for income taxes using management's judgments, estimates and the interpretation and application of complex tax laws in each of the jurisdictions in which we operate. Judgment is also required in assessing the timing and amounts of deductible and taxable items. These differences result in deferred tax assets and liabilities in our consolidated balance sheet. We believe our tax return positions are fully supportable; however, we recognize the benefit for tax positions only when it is more likely than not that the position will be sustained based on its technical merits. Issues raised by a tax authority may be resolved at an amount different than the related benefit recognized. When facts and circumstances change (including an effective settlement of an issue or statute of limitations expiration), the effect is recognized in the period of change. A portion of the unrecognized tax benefits that exist at May 31, 2015 would affect our provision for income taxes in the future if recognized. Judgment is required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these deferred tax assets are adjusted through our provision for income taxes in the period in which this determination is made.

As a result of events that occurred in the fourth quarter of the year ended May 31, 2015, management concluded that it was more likely than not that the tax positions in a foreign jurisdiction, for which we had recorded estimated liabilities of $65.6 million in other noncurrent liabilities on our accompanying consolidated balance sheet, would be sustained on their technical merits based on information available as of May 31, 2015. Therefore, the liability and corresponding deferred tax assets were eliminated as of May 31, 2015. The uncertain tax positions have been subject to an ongoing examination in that foreign jurisdiction by the tax authority. Discussions and correspondence between the tax authority and us during the fourth quarter indicated that the likelihood of the positions being sustained had increased. Subsequent to May 31, 2015, we received a final closure notice regarding the examination resulting in no adjustments to taxable income related to this matter for the tax returns filed for the periods ended May 31, 2010 through May 31, 2013. The unrecognized tax benefits were effectively settled with this final closure notice.

Effect of New Accounting Pronouncements - Recently Issued Pronouncements Not Yet Adopted

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that are adopted by us as of the specified effective date. See "Note 1 - Summary of Significant Accounting Policies" in the notes to our accompanying consolidated financial statements for new accounting guidance.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

A significant amount of our operations is conducted in foreign currencies. Consequently, our revenues and income generated in currencies other than the U.S. dollar are affected by fluctuations in foreign currency exchange rates. We are also affected by fluctuations in exchange rates on assets and liabilities related to our foreign operations. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For fiscal 2015, currency rate fluctuations decreased our revenues by $78.4 million and our diluted earnings per share by $0.31 as compared to the prior year, calculated by converting fiscal 2015 revenues and expenses in local currency using fiscal 2014 rates.

Generally, the functional currency of our various subsidiaries is their local currency.  As a result, we are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the years ended May 31, 2015, 2014 and 2013, our transaction gains and losses were insignificant.

Additionally, we are affected by currency fluctuations in our funds settlement process on merchant payment, chargeback and card network settlement transactions that are not denominated in the currency of the underlying credit or debit card transaction. Gains and losses on these transactions are included in revenue for the period.

We are also affected by fluctuations in exchange rates on our investments in foreign operations. Relative to our net investment in foreign operations, the assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in shareholders' equity. Transaction gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of other comprehensive income.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our long-term debt and cash investments. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes.

We have a term loan and a corporate credit facility that we use for general corporate purposes, as well as various short-term lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and short-term lines of credit are based on market rates and fluctuate accordingly. As of May 31, 2015, there was $2.3 billion outstanding under these variable-rate debt arrangements and short-term lines of credit.

The interest earned on our cash investments and the interest paid on our debt are based on variable interest rates; therefore, the exposure of our net income to a change in interest rates is at least partially mitigated as an increase in rates would increase both interest income and interest expense, and a reduction in rates would decrease both interest income and interest expense. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have an interest rate swap that reduces a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in "Note 6 - Long-Term Debt and Credit Facilities" in the notes to our accompanying consolidated financial statements.

Using the May 31, 2015 balances outstanding under variable-rate debt arrangements, with consideration given to the aforementioned interest rate swap, a hypothetical increase of 100 basis points in applicable interest rates as of May 31, 2015 would have increased our annual interest expense by approximately $13.8 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Global Payments Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of May 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2015 of the Company and our report dated July 30, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
July 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Global Payments Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended May 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
July 30, 2015

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended May 31,
	2015	2014	2013

Revenues	$2,773,718	$2,554,236	$2,375,923
Operating expenses:
Cost of service	1,022,107	952,225	862,075
Selling, general and administrative	1,295,014	1,203,512	1,119,860
Processing system intrusion	—	(7,000)	36,775
	2,317,121	2,148,737	2,018,710

Operating income	456,597	405,499	357,213

Interest and other income	4,949	13,663	10,353
Interest and other expense	(44,436)	(41,812)	(33,282)
	(39,487)	(28,149)	(22,929)

Income before income taxes	417,110	377,350	334,284
Provision for income taxes	(107,995)	(107,398)	(95,571)
Net income	309,115	269,952	238,713
Less: Net income attributable to noncontrolling interests, net of income tax	(31,075)	(24,666)	(22,588)
Net income attributable to Global Payments	$278,040	$245,286	$216,125

Earnings per share attributable to Global Payments:
Basic earnings per share	$4.15	$3.40	$2.78
Diluted earnings per share	$4.12	$3.37	$2.76
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year End May 31,
	2015	2014	2013

Net income	$309,115	$269,952	$238,713
Other comprehensive income (loss):
Foreign currency translation adjustments	(220,641)	17,034	20,629
Income tax benefit related to foreign currency translation adjustments	12,152	3,133	582
Unrealized losses on hedging activities	(10,116)	—	—
Reclassification of losses on hedging activities to interest expense	3,958	—	—
Income tax benefit related to hedging activities	2,284	—	—
Changes in unrecognized pension benefit costs	(691)	236	2,302
Income tax benefit (expense) related to changes in unrecognized pension benefit costs	241	(63)	(785)
Other comprehensive (loss) income, net of income tax	(212,813)	20,340	22,728
Comprehensive income	96,302	290,292	261,441
Less: comprehensive income attributable to noncontrolling interests	(2,478)	(31,720)	(30,378)
Comprehensive income attributable to Global Payments	$93,824	$258,572	$231,063
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2015	May 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$650,739	$581,872
Accounts receivable, net of allowances for doubtful accounts of $468 and $401, respectively	202,390	214,574
Claims receivable, net	548	809
Settlement processing assets	2,394,822	780,917
Inventory	5,228	6,636
Deferred income taxes	11,664	12,963
Prepaid expenses and other current assets	36,904	45,673
Total current assets	3,302,295	1,643,444
Goodwill	1,491,833	1,337,285
Other intangible assets, net	560,136	535,173
Property and equipment, net	374,143	369,753
Deferred income taxes	30,578	101,928
Other	34,563	31,067
Total assets	$5,793,548	$4,018,650
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$592,629	$440,128
Current portion of long-term debt	62,500	17,677
Accounts payable and accrued liabilities	312,647	290,106
Settlement processing obligations	2,033,900	451,317
Income taxes payable	14,228	12,390
Total current liabilities	3,015,904	1,211,618
Long-term debt	1,680,000	1,376,002
Deferred income taxes	214,669	209,099
Other noncurrent liabilities	19,422	89,132
Total liabilities	4,929,995	2,885,851
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 65,278,838 issued and outstanding at May 31, 2015 and 68,845,643 issued and outstanding at May 31, 2014	—	—
Paid-in capital	148,742	183,023
Retained earnings	795,226	815,980
Accumulated other comprehensive loss	(185,992)	(1,776)
Total Global Payments shareholders’ equity	757,976	997,227
Noncontrolling interests	105,577	135,572
Total equity	863,553	1,132,799
Total liabilities and equity	$5,793,548	$4,018,650
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$309,115	$269,952	$238,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	64,918	60,124	55,023
Amortization of acquired intangibles	72,587	61,945	56,765
Share-based compensation expense	21,056	29,793	18,427
Provision for operating losses and bad debts	14,506	20,574	21,659
Deferred income taxes	81,079	(1,799)	33,112
Other, net	3,073	(1,484)	(4,878)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,248	(18,539)	(5,458)
Claims receivable	(9,317)	(11,569)	(11,858)
Settlement processing assets and obligations, net	(78,794)	(241,431)	(104,007)
Inventory	127	4,793	(1,187)
Prepaid expenses and other assets	14,616	18,995	(22,978)
Accounts payable and other liabilities	(72,802)	9,224	(39,374)
Income taxes payable	3,289	(6,480)	6,587
Net cash provided by operating activities	424,701	194,098	240,546
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(359,187)	(426,524)	(434,016)
Capital expenditures	(92,550)	(81,411)	(98,590)
Principal collections on financing receivables	219	2,658	2,812
Net proceeds from sales of investments and business	10,597	3,607	1,227
Net cash used in investing activities	(440,921)	(501,670)	(528,567)
Cash flows from financing activities:
Net borrowings (payments) on short-term lines of credit	198,884	252,667	(27,930)
Proceeds from issuance of long-term debt	2,496,842	2,690,000	1,135,327
Principal repayments of long-term debt	(2,148,907)	(2,260,597)	(482,349)
Acquisition of redeemable noncontrolling interest	—	—	(242,000)
Payment of debt issuance costs	—	(5,961)	(3,987)
Repurchase of common stock	(372,387)	(447,307)	(175,297)
Proceeds from stock issued under share-based compensation plans	22,550	31,727	10,543
Common stock repurchased - share-based compensation plans	(15,690)	(5,681)	(10,244)
Tax benefit from share-based compensation plans	5,176	6,475	1,863
Distributions to noncontrolling interests	(39,753)	(36,670)	(16,206)
Dividends paid	(5,340)	(5,757)	(6,198)
Net cash provided by financing activities	141,375	218,896	183,522
Effect of exchange rate changes on cash	(56,288)	(9,922)	3,694
Increase (decrease) in cash and cash equivalents	68,867	(98,598)	(100,805)
Cash and cash equivalents, beginning of the period	581,872	680,470	781,275
Cash and cash equivalents, end of the period	$650,739	$581,872	$680,470
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2014	68,846	$183,023	$815,980	$(1,776)	$997,227	$135,572	$1,132,799
Net income			278,040		278,040	31,075	309,115
Other comprehensive loss, net of tax				(184,216)	(184,216)	(28,597)	(212,813)
Stock issued under share-based compensation plans	1,258	22,550			22,550		22,550
Common stock repurchased - share-based compensation plans	(324)	(7,435)			(7,435)		(7,435)
Tax benefit from share-based compensation, net		5,176			5,176		5,176
Share-based compensation expense		21,056			21,056		21,056
Distributions to noncontrolling interests					—	(39,753)	(39,753)
Noncontrolling interest from business combination					—	7,280	7,280
Repurchase of common stock	(4,501)	(75,628)	(293,454)		(369,082)		(369,082)
Dividends paid ($0.08 per share)			(5,340)		(5,340)		(5,340)
Balance at May 31, 2015	65,279	$148,742	$795,226	$(185,992)	$757,976	$105,577	$863,553
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2013	75,426	$202,396	$958,751	$(15,062)	$1,146,085	$140,522	$1,286,607
Net income			245,286		245,286	24,666	269,952
Other comprehensive income, net of tax				13,286	13,286	7,054	20,340
Stock issued under employee stock plans, net	1,901	31,727			31,727		31,727
Common stock repurchased - share-based compensation plans	(644)	(14,498)			(14,498)		(14,498)
Tax benefit from share-based compensation, net		6,351			6,351		6,351
Share-based compensation expense		29,793			29,793		29,793
Distributions to noncontrolling interest						(36,670)	(36,670)
Repurchase of common stock	(7,837)	(72,746)	(382,300)		(455,046)		(455,046)
Dividends paid ($0.08 per share)			(5,757)		(5,757)		(5,757)
Balance at May 31, 2014	68,846	$183,023	$815,980	$(1,776)	$997,227	$135,572	$1,132,799
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2012	78,551	$358,728	$843,456	$(30,000)	$1,172,184	$128,737	$1,300,921
Net income			216,125		216,125	20,774	236,899
Other comprehensive income, net of tax				14,938	14,938	7,217	22,155
Stock issued under employee stock plans, net	885	10,543			10,543		10,543
Common stock repurchased - share-based compensation plans	(335)	(10,244)			(10,244)		(10,244)
Tax benefit from share-based compensation, net		850			850		850
Share-based compensation expense		18,427			18,427		18,427
Distributions to noncontrolling interest					—	(16,206)	(16,206)
Redeemable noncontrolling interests valuation adjustment			817		817		817
Repurchase of common stock	(3,675)	(79,900)	(95,449)		(175,349)		(175,349)
Purchase of redeemable noncontrolling interest		(96,008)			(96,008)		(96,008)
Dividends paid ($0.08 per share)			(6,198)		(6,198)		(6,198)
Balance at May 31, 2013	75,426	$202,396	$958,751	$(15,062)	$1,146,085	$140,522	$1,286,607
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— We are a leading worldwide provider of payment technology services delivering innovative solutions to our customers. Our partnerships, technologies and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types. We distribute our services across a variety of channels to merchants and partners in 29 countries throughout North America, Europe, the Asia-Pacific region and Brazil. We provide payment and digital commerce solutions and operate in two reportable segments: North America merchant services and International merchant services. Global Payments Inc. and its consolidated subsidiaries are referred to collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

We were incorporated in Georgia as Global Payments Inc. in 2000 and spun-off from our former parent company in 2001. Including our time as part of our former parent company, we have been in the payments business since 1967.

These consolidated financial statements include our accounts and those of our majority-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and present our financial position, results of operations, and cash flows.

Use of estimates— The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

Revenue recognition— Our two segments primarily provide payment solutions for credit cards, debit cards, electronic payments and check-related services. Revenue is recognized when such services are performed. Revenue for services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. Our primary business model provides payment services directly to merchants as our customers. We also provide similar services indirectly through financial institutions and a limited number of independent sales organizations ("ISOs"). The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. Revenue from credit cards and signature debit cards is generally based on a percentage of transaction value along with other related fees, while revenue from PIN-based debit cards is typically based on a fee per transaction.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. Cash and cash equivalents include certain funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement ("Merchant Reserves"). We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with banks that sponsor us and is in accordance with guidelines set by the card networks. As of May 31, 2015 and 2014, our cash and cash equivalents included $180.2 million and $124.7 million, respectively, related to Merchant Reserves.

Certain banks that serve as our Sponsor under the sponsorship model hold Merchant Reserves on our behalf. In these instances, neither the Merchant Reserve cash nor the corresponding liability appears on our consolidated balance sheet; however, we have access to the collateral in the event that we incur a merchant loss. During the year ended May 31, 2014, we transferred a significant amount of merchant reserve cash to one of our member sponsors to whom we transferred a substantial portion of our processing volume.

Our cash and cash equivalents include settlement-related cash balances. Settlement-related cash balances represent surplus funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. See "Note 2 - Settlement Processing Assets and Obligations" and discussion below for further information.

Inventory— Inventory, which includes electronic point of sale terminals, automated teller machines ("ATMs"), and related peripheral equipment, is stated at the lower of cost or fair value. Cost is determined using the average-cost method.

Settlement processing assets and obligations— Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. In accordance with Accounting Standards Codification ("ASC") Subtopic 210-20, Offsetting, we apply offsetting to our settlement processing assets and obligations where legal right of offset exists. See "Note 2 - Settlement Processing Assets and Obligations" for further information.

Reserve for operating losses— Our merchant customers are liable for any charges or losses that occur under the merchant agreement. We experience losses in our card processing services when we are unable to collect amounts from merchant customers for any charges properly reversed by the card issuing banks. When we are not able to collect these amounts from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for the reversed charges. We have historically experienced losses due to merchant defaults. We require cash deposits or Merchant Reserves, guarantees, letters of credit and other types of collateral from certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We experience check guarantee losses when we are unable to collect the full amount of a guaranteed check from the checkwriter. We refer to both merchant credit losses and check guarantee losses collectively as "operating losses."

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

As of May 31, 2015 and 2014, the reserve for operating losses from merchant card processing services was $1.3 million and $1.7 million, respectively, and was included in settlement processing obligations in the consolidated balance sheets. For the years ended May 31, 2015, 2014 and 2013, the provision for merchant losses was $4.9 million, $8.7 million and $9.5 million, respectively, and was included in cost of service in the consolidated statements of income.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. We have the right to collect the full amount of the check from the checkwriter, but have not historically always recovered 100% of the guaranteed checks. Our check guarantee loss reserve is comprised of estimated losses on returned checks and estimated incurred but not reported losses.  We estimate the loss on returned checks by applying historical collection rates to our claims receivable balance. We estimate incurred but not reported losses by applying historical loss ratios to the face value of our guaranteed checks.  As of May 31, 2015 and 2014, we had a check guarantee loss reserve of $2.7 million and $3.0 million, respectively, which is included as a valuation allowance against claims receivable in the consolidated balance sheets. For the years ended May 31, 2015, 2014 and 2013, we recorded related expenses of $9.6 million, $11.9 million and $11.7 million, respectively, which were included in cost of service in the consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from estimates used in calculating the receivable valuation allowance.

As the potential for merchants’ failure to settle individual reversed charges from consumers in our merchant card processing offering and the timing of individual checks clearing the payors’ banks in our check guarantee offering are not predictable, it is not practicable to calculate the maximum amounts for which we could be liable under the guarantees issued under the merchant card processing and check guarantee service offerings. It is also not practicable to estimate the extent to which merchant collateral or subsequent collections of dishonored checks, respectively, would offset these exposures due to these same uncertainties.

Property and equipment— Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, except for certain technology assets discussed below. Leasehold improvements are amortized over the lesser of the remaining term of the lease and the useful life of the asset.

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

As of May 31, 2015, we had placed into service $101.0 million of hardware and software associated with our most recently developed authorization platform. This platform serves as a front-end operating environment for merchant processing and is intended to replace a number of legacy platforms. Depreciation and amortization associated with these costs is calculated based on transactions processed during the period as a percentage of the transactions expected to be processed over the life of the platform. We believe that this method is more representative of the pattern of the benefit to be derived from the platform's use than the straight-line method. We are currently processing transactions on this authorization platform in nine markets in our Asia-Pacific region and for a limited number of U.S. merchants. As these markets represent a small percentage of our overall transactions, depreciation and amortization related to this platform for fiscal 2015, 2014 and 2013 was not significant. Depreciation and amortization expense will increase as we complete migrations of additional merchants to this authorization platform.

Goodwill— We test goodwill for impairment at the reporting unit level annually as of January 1 and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Macroeconomic factors such as general economic conditions, fluctuations in foreign currency exchange rates and other developments in equity and credit markets are monitored for indications that goodwill assigned to one of our reporting units may be impaired. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The decision of whether to perform a qualitative assessment is made annually by reporting unit.

When conducting a qualitative assessment, we consider factors including general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a two-step quantitative test is required. In the first step, the reporting unit's carrying amount, including goodwill, is compared to its estimated fair value. If the carrying amount of the reporting unit is greater than its fair value, step two must be performed to measure the amount of the impairment loss, if any. Step two measures the amount of the impairment loss by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by assigning the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of the fair value over the amounts assigned to the assets and liabilities of the reporting unit is the implied fair value of the goodwill. The excess, if any, of the carrying amount over the implied fair value of the goodwill would be the amount of the impairment loss.

We have six reporting units: North America merchant services, U.K. merchant services, Asia-Pacific merchant services, Central and Eastern Europe merchant services, Russia merchant services and Spain merchant services. As of January 1, 2015, we elected to perform a qualitative assessment of impairment for each of our reporting units, except Russia merchant services. We determined on the basis of qualitative factors, as described above, that the fair values of the reporting units for which we performed a qualitative assessment were not more likely than not less than their respective carrying amounts. Due to the deterioration of economic conditions in the Russian Federation, we elected to perform a quantitative assessment of impairment for the Russia merchant services reporting unit as of January 1, 2015. Based on this quantitative assessment, we determined that goodwill of our Russia merchant services reporting unit was not impaired.

Our assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. Significant changes in our assessment of such qualitative factors could affect our assessment of the fair value of one or more of our reporting units and could result in goodwill impairment charges in future periods.

Other intangible assets— Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), acquired technologies, trademarks and trade names associated with acquisitions. Customer-related intangible assets, contract-based intangible assets, acquired technologies, trademarks and trade names are amortized over their estimated useful lives of from 2 to 26 years. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the cash inflows, cash outflows and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of acquired technologies are based on our expectations for the remaining useful life of developed technology before it becomes substantially obsolete. The useful lives of amortizable trademarks and trade names are based on our plans to phase out the trademarks and trade names in the applicable markets.

Amortization for most of our customer-related intangible assets is calculated using an accelerated method. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquisition-date fair value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant number of asset interdependencies that exist in our business. We believe that our accelerated method reflects the pattern of the benefit to be derived from the acquired customer relationships.

We use the straight-line method of amortization for our contract-based intangibles, amortizable trademarks and trade names and acquired technologies.

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. The carrying amounts of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at May 31, 2015 or May 31, 2014.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Derivative instruments— We may use interest rate swaps or other derivative instruments to manage a portion of our exposure to the variability in interest rates. Our objective in managing our exposure to fluctuation in interest rates is to better control this element of cost and to mitigate the earnings and cash flow volatility associated with changes in applicable rates. We have established policies and procedures that encompass risk-management philosophy and objectives, guidelines for derivative instrument usage, counterparty credit approval, and the monitoring and reporting of derivative activity. We do not enter into derivative instruments for the purpose of speculation.

We formally designate and document instruments at inception that qualify for hedge accounting of underlying exposures. When qualified for hedge accounting, these financial instruments are recognized at fair value in our consolidated balance sheets, and changes in fair value are recognized as a component of other comprehensive income and included in equity. Cash flows resulting from settlements are presented as a component of operating cash flows.

We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. We designated our interest rate swap agreements as a cash flow hedge of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument is immediately recognized in earnings. See "Note 6 - Long-Term Debt and Credit Facilities" for more information about our interest rate swaps.

Fair value measurements — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. GAAP establishes a fair value hierarchy that categorizes the inputs to valuation techniques into three broad levels. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our assumptions and include situations where there is little or no market activity for the asset or liability.

Fair value of financial instruments— The carrying amounts of financial instruments, including cash and cash equivalents, receivables, lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our long-term debt includes variable interest rates based on the London Interbank Offered Rate ("LIBOR"), the Federal Funds Effective Rate (as defined in the debt agreements) or the prime rate, plus a margin based on our leverage position. At May 31, 2015, the carrying amount of our long-term debt approximates fair value, which is calculated using Level 2 inputs. The fair value of our swap agreement was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date, and classified within Level 2 of the valuation hierarchy. See "Note 6 – Long-Term Debt and Credit Facilities" for further information.

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is the local currency. The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. Income statement items are translated at the weighted-average rates prevailing during the period. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in equity.

Gains and losses on transactions denominated in currencies other than the functional currencies are generally included in determining net income for the period.  For the years ended May 31, 2015, 2014 and 2013, our transaction gains and losses were insignificant. Transaction gains and losses on intercompany balances of a long-term investment nature are recorded as a component of other comprehensive income and included in equity.

Earnings per share— Basic earnings per share is computed by dividing reported net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the year ended May 31, 2013 excludes 0.3 million shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. No additional securities were outstanding that could potentially dilute basic earnings per share.

The following table sets forth the computation of the diluted weighted-average number of shares outstanding for the years ended May 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Basic weighted-average shares outstanding	67,036	72,119	77,767
Plus: Dilutive effect of stock options and other share-based awards	425	569	460
Diluted weighted-average shares outstanding	67,461	72,688	78,227

Repurchased shares—We account for the retirement of repurchased shares using the par value method under which we allocate the cost of repurchased and retired shares between paid-in capital and retained earnings. The repurchase price is charged to paid-in capital up to the amount of the original issue proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. We use a last-in, first-out cost flow assumption to identify the original issue proceeds to the cost of the shares repurchased.

New accounting pronouncements— From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standards setting bodies that are adopted by us as of the specified effective date.

Recently Adopted Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, "Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." The amendments in this update eliminate from GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. We adopted ASU 2015-01 as of May 31, 2015. Adoption of ASU 2015-01 had no effect on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in ASU 2014-11 change the requirements for reporting discontinued operations in ASC Subtopic 205-20. The amendments change the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments require expanded disclosures for discontinued operations and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. As permitted by the standards, we elected to early adopt the provision of ASU 2014-08 as of June 1, 2014 and have applied the provisions prospectively. Adoption of ASU 2014-08 did not have a material impact on our consolidated financial statements.

Recently Issued Pronouncements Not Yet Adopted

In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-05, "Intangibles - Goodwill and Other-Internal -Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. We are evaluating the impact of ASU 2015-05 on our consolidated financial statements and have not yet adopted the new standard.

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption permitted for financial statements that have not been previously issued. We are evaluating the impact of ASU 2015-03 on our consolidated financial statements and have not yet adopted the new standard.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or cumulative effect transition method. The standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.

On July 9, 2015, the FASB voted to defer the effective date of the new revenue recognition standard by one year and permit early adoption but not before the original effective date of December 15, 2016. We are evaluating the impact of ASU 2014-09 on our consolidated financial statements.

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

Timing differences, interchange fees, Merchant Reserves and exception items cause differences between the amount received from the payment networks and the amount funded to the merchants. These intermediary balances arising in our settlement process for direct merchants are reflected as settlement processing assets and obligations on our consolidated balance sheets. Settlement processing assets and obligations include the components outlined below:

•	Interchange reimbursement - our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange fee.

•	Receivable from Members - our receivable from the Members for transactions in which we have advanced funding to the Members to fund merchants in advance of receipt of funding from networks.

•	Receivable from networks - our receivable from a payment network for transactions processed on behalf of merchants where we are a direct member of that particular network.

•	Exception items - items such as customer chargeback amounts received from merchants.

•	Merchant Reserves - reserves held to minimize contingent liabilities associated with losses that may occur under the merchant agreement.

•	Liability to Members - our liability to the Members for transactions for which funding from the payment network has been received by the Members but merchants have not yet been funded.

•	Liability to merchants - our liability to merchants for transactions that have been processed but not yet funded where we are a direct member of a particular payment network.

•
Reserve for operating losses - our allowance for charges or losses that we are not able to collect from the merchants due to merchant fraud, insolvency, bankruptcy or any other merchant-related reason.

•	Reserves for sales allowances.

We apply offsetting to our settlement processing assets and obligations where legal right of offset exists. In the sponsorship model, we apply offsetting by Member because the Member is ultimately responsible for funds settlement. With these Member transactions, we do not have access to the gross proceeds of the receivable from the payment networks and, thus, do not have a direct obligation or any ability to satisfy the payable to fund the merchant. In these situations, we apply offsetting to determine a net position with each Member sponsor. If that net position is an asset, we reflect the net amount in settlement processing assets on our consolidated balance sheet, and we present the individual components in the settlement processing assets table below. If that net position is a liability, we reflect the net amount in settlement processing obligations on our consolidated balance sheet, and we present the individual components in the settlement processing obligations table below. In the direct membership model, offsetting is not applied, and the individual components are presented as an asset or obligation based on the nature of that component.

During the year ended May 31, 2015, we changed from the sponsorship model to a direct membership model in certain of our markets. As a result, for these markets, we have recorded the gross positions of settlement processing assets and obligations at May 31, 2015 in our consolidated balance sheet; whereas these positions were reflected on a net basis in the prior year.

As of May 31, 2015 and 2014, settlement processing assets and obligations consisted of the following:

	2015	2014
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$186,660	$217,806
Receivable from Members	294,837	206,322
Receivable from networks	1,919,148	430,763
Exception items	4,920	5,573
Merchant Reserves	(10,743)	(79,547)
	$2,394,822	$780,917

Settlement processing obligations:
Interchange reimbursement	$68,444	$54,459
Liability to Members	(628)	(5,490)
Liability to merchants	(1,931,390)	(407,651)
Exception items	5,331	6,313
Merchant Reserves	(169,442)	(96,622)
Reserve for operating losses	(1,286)	(1,725)
Reserve for sales allowances	(4,929)	(601)
	$(2,033,900)	$(451,317)

NOTE 3—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS AND JOINT VENTURES

In the years ended May 31, 2015, 2014, and 2013, we acquired the following businesses and intangible assets:

	Date Acquired	Percentage Ownership
Fiscal 2015
Realex (Republic of Ireland)	March 25, 2015	95%
Ezidebit (Australia)	October 10, 2014	100%

Fiscal 2014
PayPros (United States)	March 4, 2014	100%

Fiscal 2013
Banca Civica (Spain)	December 12, 2012	100%
Accelerated Payment Technologies (United States)	October 1, 2012	100%

Fiscal 2015

Realex Payments

On March 25, 2015, we acquired approximately 95% of the outstanding shares of Pay and Shop Limited for €110.2 million in cash ($118.9 million equivalent as of the acquisition date) funded by borrowings on our revolving credit facility. Pay and Shop Limited, which does business as Realex Payments ("Realex"), is a leading European online payment gateway technology provider based in Dublin, Ireland. This transaction furthers our strategy to provide omni-channel solutions that combine gateway services, payment service provisioning and merchant acquiring across Europe. This transaction was recorded as a business combination. We recorded the assets acquired, liabilities assumed and noncontrolling interest at fair value as of the acquisition date. Due to the timing of this transaction, we have not finalized the valuation of intangible assets acquired and related deferred income taxes. In connection with the acquisition of Realex, we paid a transaction-related tax of $1.2 million. Other acquisition costs were not material. The revenue and earnings of Realex for the year ended May 31, 2015 were not material nor were the historical revenue and earnings of Realex material for the purpose of presenting pro forma information for the current or prior-year periods.

The following table summarizes the preliminary fair value of the assets acquired, liabilities assumed and the noncontrolling interest as of the acquisition date (in thousands):

Cash	$4,082
Customer-related intangible assets	16,079
Acquired technology	39,820
Trade name	3,453
Other intangible assets	399
Other assets	6,183
Liabilities	(3,860)
Deferred income tax liabilities	(7,216)
58,940
Goodwill	67,220
Noncontrolling interest	(7,280)
Total purchase consideration	$118,880

Goodwill of $67.2 million arising from the acquisition was included in the International merchant services segment and was attributable to expected growth opportunities in Europe and an assembled workforce to support the newly acquired technology. Goodwill associated with this acquisition is not deductible for tax purposes. The customer-related intangible assets have an estimated amortization period of 16 years. The acquired technology has an estimated amortization period of 10 years. The trade name has an estimated amortization period of 7 years.

Ezidebit

On October 10, 2014, we completed the acquisition of 100% of the outstanding stock of Ezi Holdings Pty Ltd ("Ezidebit") for AUD302.6 million in cash ($266.0 million equivalent as of the acquisition date). This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its services through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings. This transaction was recorded as a business combination. We recorded the assets acquired and liabilities assumed at fair value as of the acquisition date. Due to the timing of this transaction, we have not finalized the valuation of deferred income taxes. Acquisition costs associated with this purchase were not material. The revenue and earnings of Ezidebit for the year ended May 31, 2015 were not material nor were the historical revenue and earnings of Ezidebit material for the purpose of presenting pro forma information for the current or prior-year periods.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$45,826
Customer-related intangible assets	42,721
Acquired technology	27,954
Trade name	2,901
Other assets	4,152
Liabilities	(49,797)
73,757
Goodwill	192,225
Total purchase consideration	$265,982

Goodwill of $192.2 million arising from the acquisition was included in the International merchant services segment and was attributable to expected growth opportunities in Australia and New Zealand, as well as growth opportunities and operating synergies in integrated payments in our existing Asia-Pacific and North America markets. Goodwill associated with this acquisition is not deductible for tax purposes. The customer-related intangible assets have an estimated amortization period of 15 years. The acquired technology has an estimated amortization period of 15 years. The trade name has an estimated amortization period of 5 years.

Central and Eastern European Venture

On July 27, 2015 we announced an agreement with CaixaBank, S.A. ("CaixaBank") and Erste Group Bank AG (“Erste Group”) to form a venture to provide merchant acquiring and payment services in three core Central and Eastern Europe locations: the Czech Republic, the Slovak Republic and Romania. As part of the agreement, Global Payments and CaixaBank will form an entity, of which Global Payments will have a 51 percent majority interest. This newly formed entity will pay €30 million ($33 million equivalent as of the agreement date) in cash to acquire a 51 percent majority ownership in the venture with Erste Group, which will contribute its existing merchant acquiring businesses in each of the three countries to the venture and hold a 49 percent interest. The transaction is expected to close in the second half of fiscal 2016, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

FIS Gaming Business

On September 30, 2014, we entered into an asset purchase agreement with Certegy Check Services, Inc., a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"), to acquire substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"). On June 1, 2015, after the end of fiscal 2015, we completed the acquisition, which includes approximately 260 gaming client locations, for $237.5 million in cash, funded from borrowings on our revolving credit facility and cash on hand. We acquired the FIS Gaming Business to expand our direct distribution and service offerings in the gaming industry. This transaction will be recorded as a business combination, and we will record the assets acquired and liabilities assumed at fair value as of the acquisition date. Due to the timing of this transaction, the initial accounting for the business combination is incomplete because the appraisal of the acquired assets has not yet been received. Acquisition costs associated with this purchase were not material.

On September 30, 2014, we entered into a gaming bureau license agreement and an outsourcing agreement with FIS. Under the license agreement, we acquired a perpetual software license for a gaming bureau application that we believe enhances our casino clients’ credit decision process. The software license is reflected in property and equipment in our consolidated balance sheet at May 31, 2015. Under the outsourcing agreement, which has a term of 10 years, we have engaged FIS to provide a variety of services for our gaming clients, including: check and ACH verification services, collection services, claims management services, billing services and other gaming bureau services. The outsourcing agreement became effective on June 1, 2015, when the asset purchase agreement closed.

Bank of the Philippine Islands

On December 17, 2014, we announced an agreement with Bank of the Philippine Islands ("BPI") to provide merchant acquiring and payment services in the Philippines. We believe this arrangement will enable us to expand our direct distribution in the Philippines, further leverage our technological strengths and provide superior product and service offerings to customers in the Philippines. Under this arrangement, BPI will contribute its existing merchant acquiring business to our subsidiary in the Philippines, Global Payments Asia-Pacific Philippines Incorporated ("GP Philippines"), in return for a 49% ownership interest in GP Philippines and a cash payment of $3.6 million. We will retain a controlling 51% interest in GP Philippines, which is included in our International merchant services segment. The transaction is expected to close late in the first quarter of fiscal 2016, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

Fiscal 2014

PayPros

On March 4, 2014, we completed the acquisition of 100.0% of the outstanding stock of Payment Processing, Inc. ("PayPros") for $426.5 million in cash. We funded the acquisition with a combination of cash on hand and borrowings on our Term Loan (as defined in "Note 6 - Long Term Debt and Credit Facilities"). PayPros is a provider of fully-integrated payment solutions for small-to-medium sized merchants in the United States.  PayPros delivers its services through a network of technology-based enterprise software partners to vertical markets that are complementary to the markets served by Accelerated Payment Technologies ("APT"), which we acquired in October 2012. We acquired PayPros to expand our direct distribution capabilities in the United States and to further enhance our existing integrated solutions offerings. This transaction was recorded as a business combination. We recorded the assets acquired and liabilities assumed at fair value as of the acquisition date. Acquisition costs associated with this business combination were not material.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Property and equipment	$1,680
Customer-related intangible assets	147,500
Contract-based intangible assets	30,200
Acquired technology	10,800
Other assets	3,872
Deferred income tax liabilities	(38,478)
155,574
Goodwill	270,878
Total purchase consideration	$426,452

Goodwill of $270.9 million arising from the acquisition was included in the North America merchant services segment and was attributable primarily to operating synergies with the services offered and markets served by PayPros. The goodwill associated with the acquisition is not deductible for tax purposes. The customer-related intangible assets and the contract-based intangible assets have estimated amortization periods of 13 years. The acquired technology has an estimated amortization period of 7 years.

The amount of revenue and earnings of PayPros since the acquisition date included in the consolidated statement of income for fiscal 2014 was not material. The following pro forma information shows the results of our operations for year ended May 31, 2014 and May 31, 2013 as if the PayPros acquisition had occurred June 1, 2012. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

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

Comercia Global Payments Brazil

Effective September 30, 2013, CaixaBank, S.A. ("CaixaBank"), which owns 49% of Comercia Global Payments ("Comercia"), our subsidiary in Spain, purchased 50% of Global Payments Brazil for $2.1 million in cash and a commitment to fund the capital needs of the business until such time as its cumulative funding was equal to funding that we provided from inception through the effective date of the transaction.  The transaction created a new joint venture which does business as Comercia Global Payments Brazil.  As a result of the transaction, we deconsolidated Global Payments Brazil. Thereafter, we have applied the equity method of accounting to our retained interest in Global Payments Brazil.  We recorded a gain on the transaction of $2.1 million which was included in other income in the consolidated statement of income. The results of Global Payments Brazil from inception until the restructuring into a joint venture on September 30, 2013 were not material to our consolidated results of operations, and the assets and liabilities that we derecognized were not material to our consolidated balance sheet.

CaixaBank completed its initial funding commitment in late fiscal 2014. During fiscal 2015, we and CaixaBank each made additional capital investments in Global Payments Brazil of $11.4 million.

Fiscal 2013

Banca Civica

On December 12, 2012, Comercia completed the acquisition of the merchant acquiring business of Banca Civica, S.A. ("Civica") from CaixaBank for €17.5 million in cash ($22.9 million equivalent as of the acquisition date). This transaction was recorded as a business combination. We recorded the assets acquired and liabilities assumed at fair value as of the acquisition date. The results of operations of this business were not significant to our consolidated results of operations and, accordingly, we have not provided pro forma information relating to this acquisition. Acquisition costs associated with this business combination were not material.

The following table summarizes the fair value of the identifiable assets acquired as of the acquisition date (in thousands):

Customer-related intangible assets	$4,576
Contract-based intangible assets	13,858
18,434
Goodwill	4,445
Total purchase consideration	$22,879

The goodwill associated with the acquisition was included in the International merchant services segment and is not deductible for tax purposes. The customer-related and contract-based intangible assets have estimated amortization periods of 10 and 18 years, respectively.

Accelerated Payment Technologies

On October 1, 2012, we completed the acquisition of 100% of the common stock of APT for $410.2 million in cash. We funded the acquisition using proceeds from a term loan. We acquired APT, a provider of fully-integrated payment technology solutions for small and medium sized merchants, to expand our direct distribution capabilities in the United States. This transaction was recorded as a business combination. We recorded the assets acquired and liabilities assumed at fair value as of the acquisition date. Acquisition costs associated with this business combination were not material.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Property and equipment	$1,309
Acquired technology	15,000
Customer-related intangible assets	97,200
Contract-based intangible assets	30,600
Other assets	3,708
Deferred income tax liabilities	(46,167)
101,650
Goodwill	308,518
Total purchase consideration	$410,168

Goodwill of $308.5 million arising from the acquisition was included in the North America merchant services segment and is not deductible for tax purposes. The customer-related intangible assets have estimated amortization periods of 12 years. The contract-based intangible assets have estimated amortization periods of 1.5 to 10 years. The acquired technology has an estimated amortization period of 8 years.

Prior to the acquisition, we processed transactions for the majority of APT's merchants through an ISO arrangement. As a result, our revenue did not materially change with this acquisition and the amount of incremental revenue and earnings of APT since the acquisition date included in the consolidated statement of income for fiscal 2013 was not material. Following the acquisition, we no longer pay a monthly residual to APT. The following pro forma information shows the results of our operations for year ended May 31, 2013 as if the APT acquisition had occurred June 1, 2011. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Year Ended May 31,
	Unaudited
	2013	2013
	(Actual)	(Pro forma)
	(in thousands, except per share data)
Total revenues	$2,375,923	$2,380,098
Net income attributable to Global Payments	$216,125	$217,122

Net income per share attributable to Global Payments, basic	$2.78	$2.79
Net income per share attributable to Global Payments, diluted	$2.76	$2.78

Redeemable Noncontrolling Interest Acquisition

On July 26, 2012, we entered into an agreement to purchase HSBC Asia's 44% interest in Global Payments Asia-Pacific Limited ("GPAP") for $242.0 million in cash, which we completed on December 1, 2012. We used a combination of excess cash and existing borrowings to fund the transaction.

The purchase was treated as an equity transaction and reflected as a financing cash outflow in our statement of cash flows. Accordingly, no additional value was ascribed to the assets of GPAP. The difference between the maximum redemption amount of the redeemable noncontrolling interest at July 26, 2012 and our purchase price was recorded as a reduction of paid-in capital of $96.0 million. In accordance with ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480"), from the agreement date through the close of the transaction, we accounted for our commitment to purchase the remaining 44% of GPAP as a freestanding forward contract. Accordingly as of July 26, 2012, we stopped attributing income to redeemable noncontrolling interest and any subsequent distributions to holders of the redeemable noncontrolling interest were characterized as interest expense. HSBC Asia was entitled to dividends through the closing of the transaction pursuant to the GPAP shareholders' agreement and the purchase agreement. During fiscal 2013, we declared a dividend for fiscal year 2012 of which $8.4 million was paid to HSBC Asia. During fiscal 2014, we declared an additional dividend related to GPAP operations for fiscal year 2013 through the closing date of which $3.3 million was paid to HSBC Asia. Such dividends are reflected as interest expense in our consolidated statements of income in the accordance with the provisions of ASC 480.

NOTE 4—PROPERTY AND EQUIPMENT

As of May 31, 2015 and 2014, property and equipment consisted of the following:

	Range of Useful Lives (Years)	2015	2014
		(in thousands)
Land	N/A	$1,571	$1,942
Buildings	25-30	26,236	33,996
Equipment	2-10	197,186	204,102
Software	2-10	248,137	224,766
Leasehold improvements	3-15	20,458	19,399
Furniture and fixtures	3-7	3,705	3,809
Work in progress	N/A	56,782	53,704
		554,075	541,718
Less accumulated depreciation and amortization		179,932	171,965
		$374,143	$369,753

Total depreciation and amortization expense of property and equipment was $64.9 million, $60.1 million, and $55.0 million for the years ended May 31, 2015, 2014 and 2013, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2015 and 2014, goodwill and intangible assets consisted of the following:

	2015	2014
	(in thousands)
Goodwill	$1,491,833	$1,337,285
Other intangible assets:
Customer-related intangible assets	$718,011	$714,704
Trademarks and trade names	10,777	6,140
Acquired technology	93,194	25,700
Contract-based intangible assets	130,874	145,967
	952,856	892,511
Less accumulated amortization:
Customer-related intangible assets	342,488	317,629
Trademarks and trade names	4,437	4,147
Acquired technology	8,509	3,531
Contract-based intangible assets	37,286	32,031
	392,720	357,338
	$560,136	$535,173

The following table sets forth the changes in the carrying amount of goodwill for the years ended May 31, 2015 and 2014:

	North America Merchant Services	International Merchant Services	Total
	(in thousands)
Balance at May 31, 2013	$519,175	$525,047	$1,044,222
Accumulated impairment losses	—	—	—
Balance at May 31, 2013	519,175	525,047	1,044,222

Goodwill acquired	271,577	—	271,577
Effect of foreign currency translation	(4,097)	25,583	21,486
Balance at May 31, 2014	786,655	550,630	1,337,285
Accumulated impairment losses	—	—	—
Balance at May 31, 2014	786,655	550,630	1,337,285

Goodwill acquired	4,794	259,445	264,239
Effect of foreign currency translation	(11,715)	(97,976)	(109,691)
Balance at May 31, 2015	779,734	712,099	1,491,833
Accumulated impairment losses	—	—	—
Balance at May 31, 2015	$779,734	$712,099	$1,491,833

Customer-related intangible assets, acquired technology and trade names acquired during the year ended May 31, 2015 had weighted-average amortization periods of 15.1 years, 9.1 years and 6.1 years, respectively. Customer-related intangible assets, contract-based intangible assets and acquired technology acquired during the year ended May 31, 2014 had weighted-average amortization periods of 13.2 years, 13.2 years and 6.5 years, respectively. Amortization expense of acquired intangibles was $72.6 million, $61.9 million, and $56.8 million for fiscal 2015, 2014 and 2013, respectively.

The estimated amortization expense of acquired intangibles as of May 31, 2015 for the next five fiscal years, calculated using the exchange rate at the date of acquisition, if applicable, is as follows (in thousands):

2016	$76,295
2017	71,471
2018	65,004
2019	61,234
2020	55,889

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITIES

As of May 31, 2015 and 2014, long-term debt consisted of the following:

	2015	2014
	(in thousands)
Term loan	$1,234,375	$1,250,000
Corporate credit facility	508,125	140,000
Notes payable	—	3,679
Total long-term debt	1,742,500	1,393,679
Less current portion of long-term debt	62,500	17,677
Long-term debt, excluding current portion	$1,680,000	$1,376,002

Maturity requirements on long-term debt by fiscal year are as follows (in thousands):

2016	$62,500
2017	78,125
2018	125,000
2019	1,476,875
Total	$1,742,500

On February 28, 2014, we entered into an amended and restated term loan agreement ("Term Loan") and an amended and restated credit agreement ("Corporate Credit Facility") with a syndicate of financial institutions.

The Term Loan is a five-year senior unsecured $1.25 billion term loan. We used proceeds from the Term Loan to partially fund our acquisition of PayPros on March 4, 2014 and to repay the outstanding balances on our previously existing term loan and revolving credit facility.

The Term Loan expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. As of May 31, 2015, the interest rate on the Term Loan was 1.94%. From May 2015 to November 2018, the Term Loan has scheduled quarterly principal payments of 1.25%, increasing up to 2.50%, of the original principal balance. At maturity, 27.5% of the Term Loan will have been repaid through scheduled principal payments and the remaining principal balance will be due. With notice, the Term Loan may be voluntarily prepaid at any time, in whole or in part, without penalty.

The Corporate Credit Facility is a five-year senior unsecured $1 billion revolving credit facility that expires February 28, 2019 and bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. As of May 31, 2015, the interest rate on the Corporate Credit Facility was 1.90%. The Corporate Credit Facility is available for general corporate purposes, and borrowing under the Corporate Credit Facility is available in various currencies.

The Corporate Credit Facility allows us to issue standby letters of credit of up to $100 million in the aggregate. Outstanding letters of credit under the Corporate Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Corporate Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At

May 31, 2015 and 2014, we had standby letters of credit of $7.6 million and $8.1 million, respectively. The total available incremental borrowings under our Corporate Credit Facility at May 31, 2015 and 2014 was $484.3 million and $851.9 million, respectively. We are required to pay a quarterly commitment fee on the unused portion of the Corporate Credit Facility.

Upon closing of the Term Loan and the Corporate Credit Facility, which occurred on February 28, 2014, we repaid the outstanding balance of $612.5 million on our previously existing term loan and the outstanding balance of $290 million on our previously existing revolving credit facility together with accrued interest and fees on each. In connection with the debt refinancing, we recorded a loss of $2.1 million, representing the write off the remaining unamortized debt issuance costs associated with the previously existing term loan. We reported this loss in Interest and other expense in our consolidated statement of income for the year ended May 31, 2014. We incurred fees and expenses associated with these new arrangements of approximately $6.0 million, which was capitalized as debt issuance costs. Debt issuance costs are included in other non-current assets in our consolidated balance sheet at May 31, 2015 and are being amortized over the terms of the Term Loan and Corporate Credit facility.

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

Short-term Lines of Credit

We have short-term lines of credit with banks in the United States and Canada as well as several countries in Europe and Asia in which we do business. The short-term lines of credit, which are restricted for use in funding settlement, generally have variable short-term interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining the available credit. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit when the net position is less than the credit limit. As of May 31, 2015 a total of $193.2 million of cash on deposit was used to determine the available credit.

As of May 31, 2015 and 2014, respectively, we had $592.6 million and $440.1 million outstanding under these short-term lines of credit with additional capacity as of May 31, 2015, of $567.5 million to fund settlement. The weighted-average interest rate on these borrowings was 1.5% and 1.7%, at May 31, 2015 and 2014, respectively. We are required to pay a commitment fee on unused portions of short-term lines of credit.

During the year ended May 31, 2015, the maximum and average outstanding balances under these lines of credit were $1,258.7 million and $647.3 million, respectively. The maximum outstanding amount was greater than our period-end balance due to the timing of settlement funding.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and Term Loan. Our Term Loan and Corporate Credit Facility agreements include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00 (3.75 to 1.00 in the case of a business acquisition, subject to certain conditions) and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with all applicable covenants as of and for the year ended May 31, 2015.

Interest Rate Swap Agreement

On October 9, 2014, we entered into an interest rate swap agreement with a major financial institution to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. The interest rate swap agreement, which became effective on October 31, 2014, will mature on February 28, 2019. At May 31, 2015, our interest rate swap agreement effectively converted $500 million of our variable-rate debt to a fixed rate of 1.52% plus a leverage-based margin. The fair value of our interest rate swap as of May 31, 2015 was a liability of $6.2 million, which is reflected in accounts payable and accrued liabilities in the consolidated balance sheet. Net amounts to be received or paid under the swap agreement are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreement as a cash flow hedge, unrealized gains or losses resulting from adjusting the swap to fair value are recorded as components of other comprehensive income except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the year ended May 31, 2015, there was no ineffectiveness. The fair value of the swap agreement was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. This derivative instrument was classified within Level 2 of the valuation hierarchy.

During the year ended May 31, 2015, we recognized $4.0 million in interest expense related to settlements on the interest rate swap. At May 31, 2015, the amount in accumulated other comprehensive income related to our interest rate swap that is expected to be reclassified into interest expense during the next 12 months was not material.

Interest Expense

Interest expense was $39.9 million, $37.5 million and $31.7 million for the years ended May 31, 2015, 2014 and 2013, respectively. Interest expense is comprised primarily of interest on our long-term debt and short-term lines of credit. Interest expense also includes settlements on our interest rate swap, amortization of deferred debt issuance costs, commitment fees on the unused portions of our Corporate Credit Facility and short-term lines of credit and interest related to unrecognized income tax benefits. Interest expense of $3.6 million that had been accrued related to an unrecognized tax benefit was eliminated as of May 31, 2015 and reflected as a reduction to Interest and other expense in the year ended May 31, 2015 in our consolidated statement of income. See "Note 8 - Income Tax" for further discussion.

Interest expense during the year ended May 31, 2014 includes a loss on extinguishment of debt of $2.1 million in connection with the refinancing of our term loan and revolving credit facilities. Interest expense for the years ended May 31, 2014 and 2013 includes dividend payments to HSBC Asia in the amounts of $3.3 million and $8.4 million, respectively, related to a redeemable noncontrolling interest that HSBC Asia held in Global Payments Asia-Pacific. See "Note 3 - Business and Intangible Asset Acquisitions and Joint Ventures-Redeemable Noncontrolling Interest Acquisition" for further discussion.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2015 and 2014, accounts payable and accrued liabilities consisted of the following:

	2015	2014
	(in thousands)
Trade accounts payable	$22,836	$13,076
Compensation and benefits	57,238	61,193
Third party processing expenses	4,399	11,062
Commissions to third parties	63,737	66,551
Accrued fees and assessment expenses	39,417	51,649
Other	125,020	86,575
	$312,647	$290,106

NOTE 8—INCOME TAX

The provision for income taxes for the years ended May 31, 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
	(in thousands)
Current income tax expense:
Federal	$25,022	$49,178	$16,326
State	3,905	3,856	987
Foreign	(10,346)	48,075	36,020
	18,581	101,109	53,333
Deferred income tax expense:
Federal	14,822	1,568	26,302
State	3,606	1,206	3,568
Foreign	70,986	3,515	12,368
	89,414	6,289	42,238
	$107,995	$107,398	$95,571

The income tax expense allocated to noncontrolling interests was $8.6 million, $5.2 million and $4.2 million for the years ended May 31, 2015, 2014 and 2013, respectively.

The following presents income before income taxes for the years ended May 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
United States	$135,901	$153,453	$137,501
Foreign	281,209	223,897	196,783
	$417,110	$377,350	$334,284

Our effective tax rates for the years ended May 31, 2015, 2014 and 2013, respectively, differ from the federal statutory rate as follows:

	2015	2014	2013
Federal U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	0.9	0.9
Foreign income taxes	(8.5)	(7.2)	(7.0)
Foreign interest income not subject to tax	(1.8)	(2.1)	(2.8)
Tax credits and other	1.0	3.1	3.7
Effective tax rate attributable to Global Payments	26.8	29.7	29.8
Effective tax rate allocated to noncontrolling interests	(0.9)	(1.2)	(1.2)
Effective tax rate	25.9%	28.5%	28.6%

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of May 31, 2015 and 2014 reflect the effect of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 31, 2015 and 2014, principal components of deferred tax items were as follows:

	2015	2014
	(in thousands)
Deferred income tax assets:
Basis difference - U.K. business	$24,520	$96,720
Foreign income tax credit carryforward	14,172	11,819
Foreign net operating loss carryforward	2,330	6,881
U.S. net operating loss carryforward	6,927	22,074
Share-based compensation expense	7,727	5,916
Other	8,636	6,266
	64,312	149,676
Less valuation allowance	(3,823)	(7,199)
	60,489	142,477
Deferred income tax liabilities:
Acquired intangible assets	147,239	149,440
Property and equipment	63,957	53,238
Taxes on unremitted earnings and other	4,992	5,470
Foreign currency translation	14,659	26,813
Other	2,069	1,800
	232,916	236,761
Net deferred income tax liability	$(172,427)	$(94,284)

The net deferred income tax liability is reflected on our consolidated balance sheets as of May 31, 2015 and 2014 as follows:

	2015	2014
	(in thousands)
Current deferred income tax asset	$11,664	$12,887
Noncurrent deferred income tax asset	30,578	101,928
Noncurrent deferred income tax liability	(214,669)	(209,099)
	$(172,427)	$(94,284)

Undistributed earnings of $696.9 million from certain foreign subsidiaries are considered to be permanently reinvested abroad and will not be repatriated to the United States in the foreseeable future. Because those earnings are considered to be indefinitely reinvested, no domestic federal or state deferred income taxes have been provided thereon. If we were to make a distribution of any portion of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign jurisdictions. Because of the availability of U.S. foreign tax credit carryforwards, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were no longer considered to be reinvested indefinitely.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the years ended May 31, 2015 and 2014 are summarized below (in thousands):

Balance at May 31, 2013	$(28,464)
Utilization of foreign net operating loss carryforwards	2,822
Allowance for foreign tax credit carryforward	18,061
Other	382
Balance at May 31, 2014	(7,199)
Utilization of foreign net operating loss carryforwards	3,387
Other	(11)
Balance at May 31, 2015	$(3,823)

Net operating loss carryforwards of foreign subsidiaries totaling $12.4 million and U.S. net operating loss carryforwards previously acquired totaling $19.8 million at May 31, 2015 will expire between May 31, 2017 and May 31, 2033 if not utilized. Capital loss carryforwards of U.S. subsidiaries totaling $4.7 million will expire if not utilized by May 31, 2017. Tax credit carryforwards totaling $8.4 million at May 31, 2015 will expire between May 31, 2017 and May 31, 2023 if not utilized.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world.

As a result of events that occurred in the fourth quarter of the year ended May 31, 2015, management concluded that it was more likely than not that the tax positions in a foreign jurisdiction, for which we had recorded estimated liabilities of $65.6 million in other noncurrent liabilities on our consolidated balance sheet, would be sustained on their technical merits based on information available as of May 31, 2015. Therefore, the liability and corresponding deferred tax assets were eliminated as of May 31, 2015. The uncertain tax positions have been subject to an ongoing examination in that foreign jurisdiction by the tax authority. Discussions and correspondence between the tax authority and us during the fourth quarter indicated that the likelihood of the positions being sustained had increased. Subsequent to May 31, 2015, we received a final closure notice regarding the examination resulting in no adjustments to taxable income related to this matter for the tax returns filed for the periods ended May 31, 2010 through May 31, 2013. The unrecognized tax benefits were effectively settled with this final closure notice.

We are no longer subjected to state income tax examinations for years ended on or before May 31, 2008, U.S. federal income tax examinations for fiscal years prior to 2012 and United Kingdom federal income tax examinations for years ended on or before May 31, 2013.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits, excluding penalties and interest, for the years ended May 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013
	(in thousands)
Balance at the beginning of the year	$67,576	$53,763	$45,595
Additions based on income tax positions related to the current year	6,311	8,551	8,778
Additions for income tax positions of prior years	512	296	142
Foreign currency impact for income tax positions	(5,713)	5,303	(601)
Reductions for income tax positions of prior years	(32)	(60)	(151)
Settlements with income tax authorities	(504)	(277)	—
Changes in judgment regarding tax position	(65,591)	—	—
Balance at the end of the year	$2,559	$67,576	$53,763

As of May 31, 2015, the total amount of gross unrecognized income tax benefits that, if recognized, would affect the provision for income taxes is $2.6 million.

We recognize interest and penalties related to unrecognized income tax benefits in interest expense and selling, general and administrative expenses, respectively, in our consolidated statement of income. Interest expense of $3.6 million that had been accrued related to the unrecognized tax benefit was eliminated as of May 31, 2015 and was reflected as a reduction to Interest and other expense in the year ended May 31, 2015 in our consolidated statement of income.

NOTE 9—SHAREHOLDERS’ EQUITY

During fiscal 2015, our Board of Directors authorized the additional repurchase of up to $302.3 million of our common stock. As of May 31, 2015, we had $102.9 million of remaining authorization to repurchase our common stock.

On April 10, 2015, pursuant to the authorization described above, we entered into an Accelerated Share Repurchase program (''ASR'') with a financial institution to repurchase an aggregate of $100 million of our common stock. In exchange for an up-front payment of $100 million, the financial institution committed to deliver a number of shares during the ASR's purchase period, which ended on June 16, 2015. On April 14, 2015, 815,494 shares were initially delivered to us. At May 31, 2015, we accounted for the variable component of remaining shares to be delivered under the ASR as a forward contract indexed to our common stock which met all of the applicable criteria for equity classification. At maturity, an additional 162,371 shares was delivered to us. The total number of shares delivered under this ASR was 977,865 shares at an average price of $102.26 per share.

During fiscal 2015, in addition to shares repurchased under the ASR, we repurchased and retired 3.5 million shares of our common stock at a cost of $269.0 million, or an average of $76.37 per share, including commissions.

On October 7, 2013, we entered into an ASR with a financial institution to repurchase an aggregate of $100 million of our common stock. In exchange for an upfront payment of $100 million, the financial institution committed to deliver a number of shares during the ASR's purchase period, which ended on January 9, 2014. The total number of shares delivered under this ASR was 1.6 million shares at an average price of $60.96 per share.

During fiscal 2014, in addition to shares repurchased under the ASR, we repurchased and retired 6.2 million shares of our common stock at a cost of $355.0 million, or an average of $57.29 per share, including commissions.

During fiscal 2013, we entered into an ASR with a financial institution to repurchase an aggregate of $125 million of our common stock. In exchange for an up-front payment of $125 million, the financial institution committed to deliver a number of shares during the ASR's purchase period, which ended on March 30, 2013. The total number of shares delivered under this ASR was 2.5 million at an average price of $49.13 per share.

During fiscal 2013, in addition to shares repurchased under the ASR, we repurchased and retired 1.1 million shares of our common stock at a cost of $50.3 million, or an average of $44.55 per share, including commissions.

NOTE 10—SHARE-BASED AWARDS AND OPTIONS

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

	2015	2014	2013
		(in millions)
Share-based compensation expense	$21.1	$29.8	$18.4
Income tax benefit	$(6.9)	$(7.1)	$(5.6)

We grant various share-based awards pursuant to the Plans under what we refer to as our "long-term incentive plan." The awards are held in escrow and released upon the grantee's satisfaction of conditions of the award certificate.

Restricted Stock and Restricted Stock Units

We grant restricted stock and restricted stock units. Restricted stock awards vest over a period of time, provided, however, that if the grantee is not employed by us on the vesting date, the shares are forfeited. Restricted shares cannot be sold or transferred until they have vested. Restricted stock granted before fiscal 2015 vests in equal installments on each of the first four anniversaries of the grant date. Restricted stock granted during fiscal 2015 will either vest in equal installments on each of the first three anniversaries of the grant date or cliff vest at the end of a three-year service period. The grant date fair value of restricted stock, which is based on the quoted market value of our common stock at the closing of the award date, is recognized as share-based compensation expense on a straight-line basis over the vesting period.

Performance Units

Certain of our executives have been granted up to three types of performance units under our long-term incentive plan. Performance units are performance-based restricted stock units that, after a performance period, convert into common shares, which may be restricted. The number of shares is dependent upon the achievement of certain performance measures during the performance period. The target number of performance units and any market-based performance measures ("at threshold," "target," and "maximum") are set by the Compensation Committee of our Board of Directors. Performance units are converted only after the Compensation Committee certifies performance based on pre-established goals.

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

The Compensation Committee may set a range of possible performance-based outcomes for performance units. Depending on the achievement of the performance measures, the grantee may earn up to 200% of the target number of shares. For awards with only performance conditions, we recognize compensation expense over the performance period using the grant date fair value of the award, which is based on the number of shares expected to be earned according to the level of achievement of performance goals. If the number of shares expected to be earned were to change at any time during the performance period, we would make a cumulative adjustment to share-based compensation expense based on the revised number of shares expected to be earned.

During fiscal 2015, certain executives were granted performance units that we refer to as leveraged performance units, or LPUs. LPUs contain a market condition based on our relative stock price growth over a three-year performance period. The LPUs contain a minimum threshold performance which, if not met, would result in no payout. The LPUs also contain a maximum award opportunity set as a fixed dollar and fixed number of shares. After the three-year performance period, one-third of any earned units converts to unrestricted common stock. The remaining two-thirds convert to restricted stock that will vest in equal installments on each of the first two anniversaries of the conversion date. We recognize share-based compensation expense based on the grant date fair value of the LPUs, as determined by use of a Monte Carlo model, on a straight-line basis over the requisite service period for each separately vesting portion of the LPU award.

Total Shareholder Return Units

Before fiscal 2015, certain of our executives were granted total shareholder return ("TSR") units, which are performance-based restricted stock units that are earned based on our total shareholder return over a three-year performance period compared to companies in the S&P 500. Once the performance results are certified, TSR units convert into unrestricted common stock. Depending on our performance, the grantee may earn up to 200% of the target number of shares. The target number of TSR units for each executive is set by the Compensation Committee. We recognize share-based compensation expense based on the grant date fair value of the TSR units, as determined by use of a Monte Carlo model, on a straight-line basis over the vesting period.

The following table summarizes the changes in unvested share-based awards for the years ended May 31, 2015 and 2014 (shares in thousands):

	Shares	Weighted-Average Grant-Date Fair Value

Unvested at May 31, 2013	1,096	$44
Granted	544	47
Vested	(643)	45
Forfeited	(120)	45
Unvested at May 31, 2014	877	45
Granted	477	72
Vested	(324)	46
Forfeited	(106)	53
Unvested at May 31, 2015	924	$58

Including the restricted stock, performance units and TSR units described above, the total fair value of share-based awards vested during the years ended May 31, 2015, 2014 and 2013 was $15.0 million, $28.7 million and $13.6 million, respectively.

For these share-based awards, we recognized compensation expense of $19.8 million, $28.2 million and $16.2 million in the years ended May 31, 2015, 2014 and 2013, respectively. As of May 31, 2015, there was $41.3 million of total unrecognized compensation expense related to unvested share-based awards that we expect to recognize over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. The price for shares purchased under the plan is 85% of the market value on the last day of each calendar quarter. As of May 31, 2015, 1.1 million shares had been issued under this plan, with 1.3 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.6 million in each of the years ended May 31, 2015, 2014 and 2013.

The weighted-average grant-date fair value of each designated share purchased under this plan during the years ended May 31, 2015, 2014 and 2013 was approximately $8, $7 and $6, respectively, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value on the date of grant and have a term of 10-years. Stock options granted before fiscal 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during fiscal 2015 vest in equal installments on each of the first three anniversaries of the grant date. During the year ended May 31, 2015, we granted 153,183 stock options. We did not grant stock options during the years ended May 31, 2014 and 2013. Our stock option plans provide for accelerated vesting under certain conditions.

The following is a summary of our stock option activity as of and for the years ended May 31, 2015 and 2014:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31, 2013	1,765	$35	3.5	$23.9
Granted	—	—
Forfeited	(65)	39
Exercised	(934)	30
Outstanding at May 31, 2014	766	41	3.8	21.3
Granted	153	72
Forfeited	(24)	55
Exercised	(448)	41
Outstanding at May 31, 2015	447	$51	5.2	$23.9

Options vested and exercisable at May 31, 2015	309	$42	3.5	$19.4

Options vested and exercisable at May 31, 2014	725	$41	3.6	$20.1

We recognized compensation expense for stock options of $0.7 million, $1.0 million and $1.7 million during the years ended May 31, 2015, 2014 and 2013, respectively. The aggregate intrinsic value of stock options exercised during fiscal 2015, 2014 and 2013 was $16.6 million, $24.9 million and $6.3 million, respectively. As of May 31, 2015, we had $1.6 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 3.5 years.

The weighted-average grant-date fair value of each stock option granted during the year ended May 31, 2015 was $17. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Risk-free interest rate	1.57%
Expected volatility	23.65%
Dividend yield	0.13%
Expected life (years)	5

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Our assumption on expected volatility is based on our historical volatility. The dividend yield assumption is calculated using our average stock price over the preceding year and the annualized amount of our most current quarterly dividend per share. We based our assumptions on the expected lives of the options on our analysis of the historical exercise patterns of the options and our assumption on the future exercise pattern of options.

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the years ended May 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
	(in thousands)
Supplemental cash flow information:
Income taxes paid, net of refunds	$66,726	$94,938	$55,218
Interest paid (1)	$36,537	$33,214	$29,677
(1) Includes distributions to HSBC Asia of $3.3 million and $8.4 million in fiscal 2014 and fiscal 2013, respectively, which were characterized as interest expense pursuant to ASC 480. See "Note 3 - Business and Intangible Asset Acquisitions and Joint Ventures."

NOTE 12—NONCONTROLLING INTERESTS

For the years ended May 31, 2015, 2014 and 2013, net income included in the consolidated statements of changes in equity is reconciled to net income presented in the consolidated statements of income as follows:

	2015	2014	2013
	(in thousands)
Net income attributable to Global Payments	$278,040	$245,286	$216,125
Net income attributable to nonredeemable noncontrolling interests	31,075	24,666	20,774
Subtotal per statement of changes in equity	309,115	269,952	236,899
Net income attributable to redeemable noncontrolling interest	—	—	1,814
Net income	$309,115	$269,952	$238,713

The following table is the reconciliation of net income attributable to noncontrolling interests to comprehensive income attributable to noncontrolling interests for the years ended May 31, 2015 and May 31, 2014:

	2015	2014	2013
	(in thousands)
Net income attributable to noncontrolling interests, net of tax	$31,075	$24,666	$22,588
Foreign currency translation attributable to nonredeemable noncontrolling interests	(28,597)	7,054	7,217
Foreign currency translation attributable to redeemable noncontrolling interest	—	—	573
Comprehensive income attributable to noncontrolling interests, net of tax	$2,478	$31,720	$30,378

The following table details the components of redeemable noncontrolling interest for the year ended May 31, 2013:

2013
(in thousands)
Beginning balance	$144,422
Net income attributable to redeemable noncontrolling interest	1,814
Foreign currency translation adjustment	573
Decrease in the maximum redemption amount of redeemable noncontrolling interest	(817)
Derecognition of redeemable noncontrolling interest	(145,992)
Ending balance	$—

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss were as follows for the years ended May 31, 2015, 2014 and 2013:

	Foreign Currency Translation	Unrealized Losses on Hedging Activities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 31, 2012	$(24,951)	$—	$(5,049)	$(30,000)
Other comprehensive income, net of income tax	13,421	—	1,517	14,938
Balance at May 31, 2013	(11,530)	—	(3,532)	(15,062)
Other comprehensive income, net of income tax	13,113	—	173	13,286
Balance at May 31, 2014	1,583	—	(3,359)	(1,776)
Other comprehensive loss, net of income tax	(179,892)	(3,874)	(450)	(184,216)
Balance at May 31, 2015	$(178,309)	$(3,874)	$(3,809)	$(185,992)

Other comprehensive income (loss) attributable to noncontrolling interest, which relates only to foreign currency translation, was $(28.6) million $7.1 million and $7.2 million for the years ended May 31, 2015, 2014 and 2013, respectively.

NOTE 14—SEGMENT INFORMATION

General Information

We provide payment and digital commerce solutions and operate in two reportable segments: North America merchant services and International merchant services. Early in fiscal 2016, we realigned our businesses into three segments: North America, Europe and Asia-Pacific. Recent and anticipated international growth have led to a realigned management structure replacing our International merchant services segment with two new operating segments: Europe and Asia-Pacific. We will begin reporting on the revised basis during fiscal 2016.

Information About Profit and Assets

We evaluate performance and allocate resources based on the operating income of each segment. The operating income of each segment includes the revenues of the segment less those expenses that are directly related to those revenues. Operating overhead, shared costs and certain compensation costs are included in Corporate in the following table. Interest and other income, interest and other expense and provision for income taxes are not allocated to the individual segments. We do not evaluate performance or allocate resources using segment asset data. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies in "Note 1 - Summary of Significant Accounting Policies."

Information on segments, including revenue by geographic distribution within segments, and reconciliations to consolidated revenues and consolidated operating income are as follows for the years ended May 31, 2015, 2014, and 2013:

	2015	2014	2013
	(in thousands)

Revenues:
United States	$1,655,872	$1,488,659	$1,394,675
Canada	313,018	320,333	311,000
North America merchant services	1,968,890	1,808,992	1,705,675

Europe	615,966	587,463	522,593
Asia-Pacific	188,862	157,781	147,655
International merchant services	804,828	745,244	670,248
Consolidated revenues	$2,773,718	$2,554,236	$2,375,923

Operating income (loss) for segments:
North America merchant services	$293,139	$272,251	$258,910
International merchant services (1)	279,711	240,179	211,242
Corporate(2)	(116,253)	(106,931)	(112,939)
Consolidated operating income	$456,597	$405,499	$357,213

Depreciation and amortization:
North America merchant services	$81,051	$60,970	$48,882
International merchant services	49,883	54,728	57,520
Corporate	6,571	6,371	5,386
Consolidated depreciation and amortization	$137,505	$122,069	$111,788

(1) During the year ended May 31, 2015, operating income for the International merchant services segment includes a $2.9 million gain on the sale of a component of our Russia business that leased automated teller machines to our sponsor bank in Russia. The gain is presented in selling, general and administrate expenses in the consolidated statements of income.
(2) Includes a processing system intrusion credit of $7.0 million in fiscal 2014 and a charge of $36.8 million in fiscal 2013.

Enterprise-Wide Information

As a percentage of our total consolidated revenues, revenues from external customers in the United States, the United Kingdom and Canada was 60%, 13% and 11%, respectively, for the year ended May 31, 2015; 58%, 13% and 13%, respectively, for the year ended May 31, 2014; and 59%, 12% and 13%, respectively, for the year ended May 31, 2013. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.

Long-lived assets, excluding goodwill and other intangible assets, by location as of May 31, 2015 and 2014 were as follows:

	2015	2014
	(in thousands)
United States	$284,257	$259,457
Foreign countries	89,886	110,296
	$374,143	$369,753

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leases

We conduct a major part of our operations using leased facilities and equipment. Many of these operating leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for the years ended May 31, 2015, 2014 and 2013 was $17.5 million, $16.0 million, and $16.5 million, respectively.

Future minimum lease payments for noncancelable operating leases at May 31, 2015 were as follows:

Fiscal years ending May 31:
2016	$13,878
2017	11,089
2018	9,226
2019	7,760
2020	6,873
Thereafter	9,172
Total future minimum lease payments	$57,998

Legal

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

Operating Taxes

We define operating taxes as taxes that are not derived based on earnings, such as sales, gross receipts, property, value-added and other business taxes. During the course of operations, we must interpret the meaning of various operating tax matters in the United States and in the foreign jurisdictions in which we do business.  Taxing authorities in those various jurisdictions may arrive at different interpretations of applicable tax laws and regulations as they relate to such operating tax matters, which could result in the payment of additional taxes in those jurisdictions.  As of May 31, 2015 and 2014, we did not have liabilities for contingencies related to operating tax items based on management's best estimate given our history with similar matters and interpretations of current laws and regulations.

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as a Bank Identification Number ("BIN") for Visa transactions and an Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of these agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2015.

NOTE 16—PROCESSING SYSTEM INTRUSION

In March 2012, we identified and self-reported unauthorized access into a limited portion of our North America card processing system and potential unauthorized access to servers containing personal information collected from U.S. merchants who applied for processing services. Through fiscal 2014, we incurred approximately $114.2 million of cumulative expenses, net of insurance recoveries of $27.0 million, relating to the incident. During fiscal 2014, we recorded a credit of $7.0 million for insurance recoveries, and during fiscal 2013, we recorded a processing system intrusion charge of $36.8 million. As a result of this event, certain card networks temporarily removed us from their lists of Payment Card Industry Data Security Standards ("PCI DSS") compliant service providers. After remediating our processes and systems, we returned to the lists of PCI DSS compliant service providers in the third quarter of fiscal 2013.

NOTE 17—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended May 31, 2015 and 2014 are as follows (in thousands, except per share data):

	Quarter Ended
	August 31	November 30	February 28	May 31

Fiscal 2015
Revenues	$704,895	$697,291	$664,983	$706,549
Operating income	124,398	123,984	104,615	103,600
Net income	84,434	85,256	69,315	70,110
Net income attributable to Global Payments	75,366	74,781	62,568	65,325
Basic earnings per share attributable to Global Payments	1.11	1.11	0.94	0.99
Diluted earnings per share attributable to Global Payments	1.10	1.10	0.93	0.99

	Quarter Ended
	August 31	November 30	February 28	May 31
Fiscal 2014
Revenues	$629,685	$634,122	$616,452	$673,977
Operating income	107,384	111,907	97,291	88,917
Net income	71,708	79,857	60,121	58,266
Net income attributable to Global Payments	64,643	73,897	55,121	51,625
Basic earnings per share attributable to Global Payments	0.88	1.02	0.77	0.73
Diluted earnings per share attributable to Global Payments	0.87	1.02	0.76	0.72

Operating income, net income, net income attributable to Global Payments and basic and diluted earnings per share for the quarter ended May 31, 2015 include the effects of employee termination costs of $6.3 million (pre-tax) and a $1.2 million (pre-tax) charge for a transaction tax associated with the acquisition of Realex. Net income, net income attributable to Global Payments and basic and diluted earnings per share for the quarter ended May 31, 2015 also include the effect of the reversal of interest expense of $3.6 million (pre-tax) that had been previously accrued related to a previously unrecognized tax benefit. An out-of period immaterial correction related to the measurement of certain deferred tax assets was recorded in the quarter ended May 31, 2015 as a charge to income tax expense of $14.3 million ($6.8 million of which related to the quarter ended August 31, 2014).  This charge was offset by a corresponding income tax benefit recorded in the quarter ended May 31, 2015 related to a change in judgment regarding the tax rate at which those same deferred tax assets were expected to be realized in conjunction with the recognition of the previously unrecognized tax benefit related to an uncertain tax position in a foreign jurisdiction. See "Note 8 – Income Tax" for further information. Both amounts are included in the foreign income taxes line of the reconciliation between the federal statutory rate and the effective tax rate for the year ended May 31, 2015 in "Note 8 - Income Tax."

GLOBAL PAYMENTS INC.
SCHEDULE II

Valuation & Qualifying Accounts

(a) Description	(b) Balance at Beginning of Year	(c) Additions: Charged to Costs and Expenses	(d) Deductions: Uncollectible Accounts Write-Off	(e) Balance at End of Year
	(in thousands)
Allowance for doubtful accounts
May 31, 2013	$532	$444	$467	$509
May 31, 2014	509	174	282	401
May 31, 2015	401	324	257	468

Reserve for operating losses-merchant card processing (1)
May 31, 2013	$2,325	$9,484	$9,491	$2,318
May 31, 2014	2,318	8,658	9,252	1,724
May 31, 2015	1,724	4,928	5,366	1,286

Reserve for sales allowances-merchant card processing (1)
May 31, 2013	$873	$2,074	$1,986	$961
May 31, 2014	961	1,330	1,690	601
May 31, 2015	601	7,974	3,646	4,929

Reserve for operating losses-check guarantee processing
May 31, 2013	$3,435	$11,731	$12,022	$3,144
May 31, 2014	3,144	11,916	12,062	2,998
May 31, 2015	2,998	9,578	9,892	2,684

Deferred income tax asset valuation allowance
May 31, 2013	$26,090	$2,374	$—	$28,464
May 31, 2014	28,464	(21,265)	—	7,199
May 31, 2015	7,199	(3,376)	—	3,823

(1)Included in settlement processing obligations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2015, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control - Integrated Framework (2013). As of May 31, 2015, management believes that the Company's internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that occurred during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors, executive officers and our corporate governance contained under the headings "Election of Directors" and "Information Concerning Our Executive Officers" and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" from our proxy statement to be delivered in connection with our 2015 Annual Meeting of Shareholders to be held on November 18, 2015.

We have adopted codes of ethics that apply to our senior financial officers. The senior financial officers include our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The code of ethics is available in the investor relations section of our website at www.globalpaymentsinc.com, and as indicated in the section entitled "Where To Find Additional Information" in Part I to this Annual Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics by posting such information on our website at the address and location set forth above.

ITEM 11 - EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation contained under the headings "Compensation, Discussion, and Analysis," "Director Compensation" and "Report of the Compensation Committee" from our proxy statement to be delivered in connection with our 2015 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings "Common Stock Ownership of Management" and "Common Stock Ownership by Certain Other Persons" from our proxy statement to be delivered in connection with our 2015 Annual Meeting of Shareholders.

The following table provides certain information as of May 31, 2015 concerning the shares of the Company’s common stock that may be issued under existing equity compensation plans. For more information on these plans, see "Note 9 - Shareholders' Equity" in the notes to the accompanying consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	447,068	$50.95	8,408,284
Equity compensation plans not approved by security holders	—	—	—
Total	447,068	$50.95	8,408,284

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and our affiliates and the independence of our directors contained under the headings "Certain Relationships and Related Transactions" and "Board Independence" from our proxy statement to be delivered in connection with our 2015 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading "Ratification of the Reappointment of Auditors" from our proxy statement to be delivered in connection with our 2015 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES:

(a)   The following documents are filed as part of this Annual Report:

(1) Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report:

(2) Financial Statement Schedules

Page Number
Schedule II, Valuation and Qualifying Accounts	84

All other schedules to our consolidated financial statements have been omitted because they are not required under the related instruction or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

(3) Exhibits

The following exhibits either (i) are filed with this Annual Report or (ii) have previously been filed with the SEC and are incorporated in this Item 15 by reference to those prior filings.

Exhibit No.	Description
2.1
Stock Purchase Agreement for Global Payments Asia-Pacific Limited, dated as of July 26, 2012, by and between Global Payments Acquisition PS 2 C.V. and The Hong Kong and Shanghai Banking Corporation Limited, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2012.

2.2
Stock Purchase Agreement for Accelerated Payment Technologies, Inc., dated as of August 14, 2012, by and among the Company, Vegas Holding Corp., its stockholders and the stockholder representative named therein, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2012.

2.3
Agreement and Plan of Merger, dated as of January 23, 2014, by and among the Company, Payment Processing, Inc. and, solely for the limited purposes set forth therein, certain additional parties thereto, incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed April 3, 2014.

2.4
Asset Purchase Agreement, dated September 30, 2014, by and among Certegy Check Services, Inc., Global Payments Gaming Services, Inc. and Global Payments Inc., incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.

2.5
Sale and Purchase Agreement, dated as of September 15, 2014, by and among Global Payments Australia 2 Pty Ltd, Global Payments Inc., as guarantor, shareholders of Ezi Holdings Pty Ltd and certain guarantors of the sellers, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed January 8, 2015.

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed July 25, 2013.
3.2	Sixth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed July 25, 2013.
10.1
Amended and Restated Term Loan Agreement, dated as of February 28, 2014, by and among the Company and Global Payments Direct, Inc., as borrowers, Bank of America, N.A., as administrative agent, and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.2
Amended and Restated Credit Agreement, dated as of February 28, 2014, by and among the Company and certain wholly owned subsidiaries of the Company, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other lenders party thereto, incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.3
First Amended and Restated Marketing Alliance Agreement with HSBC Bank plc, dated June 12, 2009, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed July 28, 2009, File No. 001-16111.

10.4+	Amended and Restated 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed August 26, 2003, File No. 001-16111.
10.5+
First Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated March 28, 2007, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed July 30, 2007, File No. 001-16111.

10.6+
Second Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated December 15, 2008, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed April 6, 2009, File No. 001-16111.

10.7+	2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed January 16, 2001, File No. 333-53774.
10.8+
Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed July 30, 2007, File No. 001-16111.

10.9+
Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007, incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed July 30, 2007, File No. 001-16111.

10.10+	Third Amended and Restated 2005 Incentive Plan, dated December 31, 2008, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed April 6, 2009, File No. 001-16111.
10.11+
Form of Non-Statutory Stock Option Award pursuant to the Amended and Restated 2005 Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed January 8, 2007, File No. 001-16111.

10.12+	Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed September 16, 2010.
10.13+	2011 Incentive Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 29, 2011.
10.14+
Form of Restricted Stock Award pursuant to the 2011 Incentive Plan (2013 and 2014 fiscal years), incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.15+
Form of Performance Unit Award (Performance Units) (2013 fiscal year) pursuant to the 2011 Incentive Plan, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.16+
Form of Performance Unit Award (Performance Units) (2014 fiscal year) pursuant to the 2011 Incentive Plan, incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.17+
Form of Performance Unit Award (TSRs) (2013 fiscal year) pursuant to the 2011 Incentive Plan, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.18+
Form of Performance Unit Award (TSRs) (2014 fiscal year) pursuant to the 2011 Incentive Plan, incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.19+	Form of Restricted Stock Award pursuant to the 2011 Incentive Plan (2015 fiscal year), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.
10.20+	Form of Stock Option Award pursuant to the 2011 Incentive Plan (2015 fiscal year), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.
10.21+
Form of Performance Unit Award Certificate Award pursuant to the 2011 Incentive Plan (2015 fiscal year), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.

10.22+
Form of Performance Unit Award Certificate (Leveraged Performance Units) pursuant to the 2011 Incentive Plan (2015 fiscal year), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.

10.23+	Form of Stock Option Award (2015 fiscal year), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2014.
10.24+
Amended and Restated 2014 Non-Employee Director Compensation Plan, dated April 1, 2014 (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011), incorporated by reference to Exhibit 10.1 to the to the Company's Current Report on Form 8-K filed May 28, 2014.

10.25+
Annual Performance Plan, adopted August 29, 2012 (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011), incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed July 25, 2013.

10.26+
Employment Agreement by and between the Company and Jeffrey S. Sloan, dated as of March 30, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2010.

10.27+
Amendment to Employment Agreement by and between the Company and Jeffrey S. Sloan, dated as of October 1, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 7, 2013.

10.28+
Second Amendment to Employment Agreement by and between the Company and Jeffrey S. Sloan, dated as of August 29, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2014.

10.29+
Employment Agreement by and between the Company and David E. Mangum, dated as of March 1, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2010.

10.30+
Amendment to Employment Agreement by and between the Company and David E. Mangum, dated as of August 29, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2014.

10.31+
Employment Agreement by and between the Company and Cameron M. Bready, dated as of May 21, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2014.

10.32+
Employment Agreement by and between the Company and Guido F. Sacchi, dated as of December 1, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2014.

10.33+
Employment Agreement by and between the Company and David L. Green, dated as of December 1, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2014.

10.34+
Employment Agreement by and between the Company and Jane M. Elliott, dated as of December 1, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2014.

10.35+
Employment Agreement by and between the Company and G. Thomas Balas, Jr., dated as of December 1, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2014.

10.36+
Change in Control, Non-Competition and Non-Solicitation Agreement between David M. Sheffield and the Company, dated as of April 6, 2015, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.

10.37+
Non-Competition and Non-Solicitation Agreement by and between the Company and Daniel C. O’Keefe, dated as of October 1, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 1, 2013.

10.38+
Employment Agreement by and between the Company and Paul R. Garcia, dated as of July 12, 2000, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form 10 filed October 27, 2000.

10.39+
Amendment to Employment Agreement by and between the Company and Paul R. Garcia, dated as of December 23, 2008, incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed April 6, 2009, File No. 001-16111.

10.40+
Second Amendment to Employment Agreement by and between the Company and Paul R. Garcia, dated as of October 1, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 7, 2013.

10.41+	Key Position Agreement by and between the Company and Paul R. Garcia, dated as of January 6, 2010, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 6, 2010.
10.42+
Amendment to Key Position Agreement by and between the Company and Paul R. Garcia, dated as of October 1, 2013, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 7, 2013.

10.43+
Second Amendment to Key Position Agreement by and between the Company and Paul R. Garcia, dated as of June 6, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2014.

10.44+
Amended and Restated Employment Agreement by and between the Company and Morgan M. Schuessler, dated as of August 23, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 1, 2013.

10.45+
Employment Agreement by and between the Company and Suellyn P. Tornay, dated as of June 1, 2001, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed August 10, 2004, File No. 001-16111.

10.46+
Amendment to Employment Agreement by and between the Company and Suellyn P. Tornay, dated as of June 1, 2001, incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed April 6, 2009, File No. 001-16111.

10.47+
Transition and Separation Agreement by and between the Company and Suellyn P. Tornay, dated as of December 12, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2013.

10.48+
Amendment to Transition and Separation Agreement by and between the Company and Suellyn P. Tornay, dated as of July 31, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2014.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney of Certain Directors.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1*	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial information from the Annual Report on Form 10-K for the year ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

*    Filed with this report.
+    Represents a management contract or compensatory plan or arrangement.

(b) Exhibits

Page Number
Index to Exhibits	88

(c)    Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2015.

GLOBAL PAYMENTS INC.

By:	/s/ Jeffrey S. Sloan
Jeffrey S. Sloan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David M. Sheffield
David M. Sheffield
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Global Payments Inc. and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ William I Jacobs *	Chairman of the Board	July 30, 2015
William I Jacobs

	/s/ John G. Bruno*	Director	July 30, 2015
John G. Bruno

	/s/ Alex W. (Pete) Hart *	Director	July 30, 2015
Alex W. (Pete) Hart

	/s/ Ruth Ann Marshall *	Director	July 30, 2015
Ruth Ann Marshall

	/s/ John M. Partridge *	Director	July 30, 2015
John M. Partridge

	/s/ Alan M. Silberstein *	Director	July 30, 2015
Alan M. Silberstein

	/s/ Jeffrey S. Sloan	Director	July 30, 2015
Jeffrey S. Sloan

	/s/ Michael W. Trapp *	Director	July 30, 2015
Michael W. Trapp

	/s/ Gerald J. Wilkins *	Director	July 30, 2015
Gerald J. Wilkins

*By:	/s/ Jeffrey S. Sloan	Attorney-in-fact	July 30, 2015
Jeffrey S. Sloan