Form 10-Q
period 2015-08-31
GLOBAL PAYMENTS INC
filed 2015-10-07
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of September 22, 2015 was 64,941,999.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended August 31, 2015

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	August 31, 2015	August 31, 2014

Revenues	$748,796	$704,895
Operating expenses:
Cost of service	272,666	259,839
Selling, general and administrative	338,358	320,658
	611,024	580,497
Operating income	137,772	124,398

Interest and other income	1,142	1,192
Interest and other expense	(13,243)	(11,010)
	(12,101)	(9,818)
Income before income taxes	125,671	114,580
Provision for income taxes	(32,623)	(30,146)
Net income	93,048	84,434
Less: Net income attributable to noncontrolling interests, net of income tax	(6,402)	(9,068)
Net income attributable to Global Payments	$86,646	$75,366

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.33	$1.11
Diluted earnings per share	$1.32	$1.10
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	August 31, 2015	August 31, 2014

Net income	$93,048	$84,434
Other comprehensive income (loss):
Foreign currency translation adjustments	(37,017)	(25,220)
Income tax benefit related to foreign currency translation adjustments	11,100	2,516
Unrealized losses on hedging activities	(32)	—
Reclassification of losses on hedging activities to interest expense	1,734	—
Income tax provision related to hedging activities	(622)	—
Other comprehensive loss, net of tax	(24,837)	(22,704)

Comprehensive income	68,211	61,730
Less: comprehensive income attributable to noncontrolling interests	(8,300)	(3,939)
Comprehensive income attributable to Global Payments	$59,911	$57,791
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	August 31, 2015	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$803,309	$650,739
Accounts receivable, net of allowances for doubtful accounts of $398 and $468, respectively	207,949	202,390
Claims receivable, net of allowances for doubtful accounts of $5,933 and $548, respectively	7,177	548
Settlement processing assets	1,658,193	2,394,822
Deferred income taxes	12,179	11,664
Prepaid expenses and other current assets	58,231	41,416
Total current assets	2,747,038	3,301,579
Goodwill	1,603,593	1,491,833
Other intangible assets, net	686,852	560,136
Property and equipment, net	368,795	374,143
Deferred income taxes	30,375	30,578
Other	36,265	32,846
Total assets	$5,472,918	$5,791,115
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$356,675	$592,629
Current portion of long-term debt	—	61,784
Accounts payable and accrued liabilities	303,497	312,647
Settlement processing obligations	1,699,353	2,033,900
Income taxes payable	30,711	14,228
Total current liabilities	2,390,236	3,015,188
Long-term debt	1,932,028	1,678,283
Deferred income taxes	216,844	214,669
Other noncurrent liabilities	16,667	19,422
Total liabilities	4,555,775	4,927,562
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 64,941,393 issued and outstanding at August 31, 2015 and 65,278,838 issued and outstanding at May 31, 2015	—	—
Paid-in capital	138,212	148,742
Retained earnings	861,212	795,226
Accumulated other comprehensive loss	(212,727)	(185,992)
Total Global Payments shareholders’ equity	786,697	757,976
Noncontrolling interests	130,446	105,577
Total equity	917,143	863,553
Total liabilities and equity	$5,472,918	$5,791,115
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	August 31, 2015	August 31, 2014
Cash flows from operating activities:
Net income	$93,048	$84,434
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	17,909	16,712
Amortization of acquired intangibles	20,848	17,854
Share-based compensation expense	6,467	4,066
Provision for operating losses and bad debts	4,263	4,308
Deferred income taxes	3,584	3,705
Other, net	1,333	(755)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(7,512)	7,933
Claims receivable	(12,261)	(2,742)
Settlement processing assets and obligations, net	402,676	(179,462)
Prepaid expenses and other assets	(18,114)	1,625
Accounts payable and other liabilities	(14,801)	(22,151)
Income taxes payable	15,952	1,000
Net cash provided by (used in) operating activities	513,392	(63,473)
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(241,530)	(4,773)
Capital expenditures	(16,858)	(18,157)
Principal collections on financing receivables	—	219
Net proceeds from sales of investments and business	—	10,528
Net cash used in investing activities	(258,388)	(12,183)
Cash flows from financing activities:
Net (payments) borrowings on short-term lines of credit	(236,041)	212,029
Proceeds from issuance of long-term debt	2,821,425	390,000
Principal payments of long-term debt	(2,626,925)	(363,679)
Payment of debt issuance costs	(4,934)	—
Repurchase of common stock	(34,296)	(132,283)
Proceeds from stock issued under share-based compensation plans	2,513	12,588
Common stock repurchased - share-based compensation plans	(8,154)	(15,105)
Tax benefit from share-based compensation plans	5,760	3,154
Distributions to noncontrolling interests	(8,158)	(11,249)
Dividends paid	(1,305)	(1,370)
Net cash (used in) provided by financing activities	(90,115)	94,085
Effect of exchange rate changes on cash	(12,319)	(4,417)
Increase in cash and cash equivalents	152,570	14,012
Cash and cash equivalents, beginning of the period	650,739	581,872
Cash and cash equivalents, end of the period	$803,309	$595,884
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2015	65,279	$148,742	$795,226	$(185,992)	$757,976	$105,577	$863,553
Net income			86,646		86,646	6,402	93,048
Other comprehensive income (loss), net of tax				(26,735)	(26,735)	1,898	(24,837)
Stock issued under share-based compensation plans	473	2,513			2,513		2,513
Common stock repurchased - share-based compensation plans	(301)	(11,381)			(11,381)		(11,381)
Tax benefit from share-based compensation, net		5,760			5,760		5,760
Share-based compensation expense		6,467			6,467		6,467
Distributions to noncontrolling interests					—	(8,158)	(8,158)
Contribution of subsidiary shares to noncontrolling interest as consideration in business combination		4,673			4,673	24,727	29,400
Repurchase of common stock	(510)	(18,562)	(19,355)		(37,917)		(37,917)
Dividends paid ($0.02 per share)			(1,305)		(1,305)		(1,305)
Balance at August 31, 2015	64,941	$138,212	$861,212	$(212,727)	$786,697	$130,446	$917,143
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2014	68,846	$183,023	$815,980	$(1,776)	$997,227	$135,572	$1,132,799
Net income			75,366		75,366	9,068	84,434
Other comprehensive loss, net of tax				(17,575)	(17,575)	(5,129)	(22,704)
Stock issued under employee stock plans	904	12,588			12,588		12,588
Common stock repurchased - share-based compensation plans	(294)	(6,713)			(6,713)		(6,713)
Tax benefit from employee share-based compensation, net		3,154			3,154		3,154
Share-based compensation expense		4,066			4,066		4,066
Distributions to noncontrolling interests					—	(11,249)	(11,249)
Repurchase of common stock	(1,783)	(56,977)	(67,515)		(124,492)		(124,492)
Dividends paid ($0.02 per share)			(1,370)		(1,370)		(1,370)
Balance at August 31, 2014	67,673	$139,141	$822,461	$(19,351)	$942,251	$128,262	$1,070,513
See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— We are a leading worldwide provider of payment technology services delivering innovative solutions to our customers. Our technologies, partnerships and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types. We distribute our payment services and digital commerce services across a variety of channels to merchants and partners in 29 countries throughout North America, Europe, the Asia-Pacific region and Brazil. We operate in three reportable segments: North America, Europe, and Asia-Pacific.

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

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made.  These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities.  We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2015.

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

Reclassifications— In the consolidated balance sheet as of August 31, 2015, we presented inventory within prepaid expenses and other current assets instead of as a separate line item. Therefore, we reclassified inventory of $5.2 million as of May 31, 2015 to conform to the current presentation. The reclassification also resulted in the combination of changes in inventory of $1.0 million with changes in prepaid expenses and other assets in our consolidated statement of cash flows for the three months ended August 31, 2014.

New accounting pronouncements— From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standards setting bodies that may affect our current and/or future financial statements when adopted.

Recently Adopted Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The update requires than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. We adopted this ASU during the three months ended August 31, 2015. Accordingly, we applied the amendments in this update to the measurement period adjustments made during the three months ended August 31, 2015 with no material effect on previous-period or current-period earnings. See "Note 3—Business Intangible Asset Acquisition and Joint Ventures" for more information regarding adjustments to provisional amounts that occurred during the three months ended August 31, 2015.

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. In August 2015, the FASB issued ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement.

We adopted both ASUs as of June 1, 2015, electing to continue to present debt issuance costs related to our revolving credit facilities as an asset, and reclassified prior-period amounts for debt issuance costs related to our term loans to conform to the current-period presentation. In our consolidated balance sheet as of May 31, 2015, we reclassified debt issuance costs of $0.7 million from prepaid expenses and other current assets to current portion of long-term debt and $1.7 million was reclassified from other noncurrent assets to long-term debt. The adoption of this standard did not affect our results of operations or cash flows in either the current or previous interim or annual periods. See "Note 5—Long-Term Debt and Credit Facilities" for more information about the presentation of debt issuance costs.

Recently Issued Pronouncements Not Yet Adopted

In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. We are evaluating the effect of ASU 2015-05 on our consolidated financial statements and have not yet adopted the new standard.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or cumulative effect transition method. The standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are evaluating the impact of ASU 2014-09 on our consolidated financial statements.

NOTE 2—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of August 31, 2015 and May 31, 2015, settlement processing assets and obligations consisted of the following (in thousands):

	August 31, 2015	May 31, 2015
Settlement processing assets:
Interchange reimbursement	$22,566	$186,660
Receivable from Members	66,793	294,837
Receivable from networks	1,566,936	1,919,148
Exception items	2,156	4,920
Merchant Reserves	(258)	(10,743)
	$1,658,193	$2,394,822

Settlement processing obligations:
Interchange reimbursement	$235,716	$68,444
Liability to Members	(209,525)	(628)
Liability to merchants	(1,564,142)	(1,931,390)
Exception items	10,794	5,331
Merchant Reserves	(167,543)	(169,442)
Reserve for operating losses	(1,223)	(1,286)
Reserve for sales allowances	(3,430)	(4,929)
	$(1,699,353)	$(2,033,900)

NOTE 3—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS AND JOINT VENTURES

Fiscal 2016

FIS Gaming Business

On September 30, 2014, we entered into an asset purchase agreement with Certegy Check Services, Inc., a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"), to acquire substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"), which consisted primarily of customer contracts. On June 1, 2015, we completed the acquisition, which included approximately 260 gaming client locations, for $237.5 million funded from borrowings on our revolving credit facility and cash on hand. We acquired the FIS Gaming Business to expand our direct distribution and service offerings in the gaming industry. This transaction was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date, June 1, 2015. Due to the timing of this transaction, we have not finalized the valuation of intangible assets acquired. Acquisition costs associated with this purchase were not material. The revenue and earnings associated with the acquired business for the year ending May 31, 2016 are not expected to be material nor were the historical revenue and earnings of the acquired business material for the purpose of presenting pro forma information for the current or prior-year periods.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Customer-related intangible assets	$135,200
Liabilities	(150)
Total identifiable net assets	135,050
Goodwill	102,450
Total purchase consideration	$237,500

Goodwill of $102.5 million arising from the acquisition was included in the North America segment and was attributable to expected growth opportunities, including cross-selling opportunities at existing and acquired gaming client locations, operating synergies in the gaming business and assembled workforce. Goodwill associated with this acquisition is deductible for income tax purposes. The customer-related intangible assets have an estimated amortization period of 15 years.

We also entered into a gaming bureau license agreement and an outsourcing agreement with FIS on September 30, 2014. Under the license agreement, we acquired a perpetual software license for a gaming bureau application that we believe enhances our casino clients’ credit decision process. The software license was recorded in property and equipment in our consolidated balance sheet when acquired. Under the outsourcing agreement, which has a term of 10 years, we engaged FIS to provide a variety of services for our gaming clients, including: check and ACH verification services, collection services, claims management services, billing services and other gaming bureau services. The outsourcing agreement became effective on June 1, 2015.

Venture with Bank of the Philippine Islands

We provide merchant acquiring services in the Philippines through our subsidiary Global Payments Asia-Pacific Philippines Incorporated ("GP Philippines"). On August 3, 2015, we made a cash payment of $3.6 million and contributed a 49% ownership interest in GP Philippines to Bank of the Philippines ("BPI") in return for its merchant acquiring business, which is now part of GP Philippines, in which we have retained a controlling 51% interest.

The acquisition of BPI's merchant acquiring business was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date, August 3, 2015. The estimated total purchase consideration for BPI's merchant acquiring business was $33.0 million, consisting of cash paid of $3.6 million and shares issued to BPI representing a 49% ownership interest in GP Philippines with an estimated acquisition-date fair value of $29.4 million. Due to the timing of this transaction, we have not finalized the valuation of shares issued to BPI for the noncontrolling interest or the intangible assets acquired; but, we have recorded provisional estimated amounts.

Central and Eastern European Venture

On July 27, 2015, we announced an agreement with CaixaBank, S.A. ("CaixaBank") and Erste Group Bank AG (“Erste Group”) to form a venture to provide merchant acquiring and payment services in three Central and Eastern European markets: the Czech Republic, the Slovak Republic and Romania. As part of the agreement, Global Payments and CaixaBank will form an entity, in which Global Payments will have a 51% controlling interest. This newly formed entity will pay €30 million ($34 million equivalent as of August 31, 2015) in cash to acquire a 51% controlling ownership in the venture with Erste Group, which will contribute its existing merchant acquiring businesses in each of the three countries to the venture and hold a 49% interest. The transaction is expected to close in the second half of fiscal 2016, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

Fiscal 2015

Realex Payments

On March 25, 2015, we acquired approximately 95% of the outstanding shares of Pay and Shop Limited for €110.2 million in cash ($118.9 million equivalent as of the acquisition date) funded from borrowings on our revolving credit facility. On October 5, 2015, we paid €6.7 million ($7.6 million equivalent) to acquire the remaining shares. Pay and Shop Limited, which does business as Realex Payments ("Realex"), is a leading European online payment gateway technology provider based in Dublin, Ireland. This transaction furthers our strategy to provide omnichannel solutions that combine gateway services, payment service provisioning and merchant acquiring across Europe. This transaction was accounted for as a business combination. We recorded the assets acquired, liabilities assumed and noncontrolling interest at their estimated fair values as of the acquisition date, March 25, 2015. Due to the timing of this transaction, we have not finalized the valuation of intangible assets acquired and related deferred income taxes.

The following table summarizes the preliminary estimated fair values of the assets acquired, liabilities assumed and the noncontrolling interest as of the acquisition date (in thousands):

Cash	$4,082
Customer-related intangible assets	16,079
Acquired technology	39,820
Trade name	3,453
Other intangible assets	399
Other assets	6,213
Liabilities	(3,479)
Deferred income tax liabilities	(7,216)
Total identifiable net assets	59,351
Goodwill	66,809
Noncontrolling interest	(7,280)
Total purchase consideration	$118,880

Goodwill of $66.8 million arising from the acquisition was included in the Europe segment and was attributable to expected growth opportunities in Europe, expected synergies from combining our existing business with gateway services and payment service provisioning in new markets and an assembled workforce to support the newly acquired technology. Goodwill associated with this acquisition is not deductible for income tax purposes. The customer-related intangible assets have an estimated amortization period of 16 years. The acquired technology has an estimated amortization period of 10 years. The trade name has an estimated amortization period of 7 years.

Ezidebit

On October 10, 2014, we completed the acquisition of 100% of the outstanding stock of Ezi Holdings Pty Ltd ("Ezidebit") for AUD302.6 million (US$266.0 million equivalent as of the acquisition date). This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its services through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings. This transaction was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date, October 10, 2014. Certain adjustments to estimated fair value were recorded during the three months ended August 31, 2015 based on new information obtained that existed as of the acquisition date. During the measurement period, management determined that deferred income taxes should be reflected for certain nondeductible intangible assets. These adjustments are detailed in the table below. FASB Accounting Standards Codification ("ASC") 805, "Business Combinations," as amended by ASU 2015-16, requires than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. During the three months ended August 31, 2015, we increased deferred income tax liabilities by $11.6 million with a corresponding adjustment to goodwill, and with no material effect on previous-period or current-period earnings or other comprehensive income.

The acquisition-date fair values of major classes of assets acquired and liabilities assumed as previously determined and as revised for measurement period adjustments as of August 31, 2015, including a reconciliation to the total purchase consideration, is as follows (in thousands):

	As Previously Determined	Measurement Period Adjustments	Revised

Cash	$45,826	$—	$45,826
Customer-related intangible assets	42,721	—	42,721
Acquired technology	27,954	—	27,954
Trade name	2,901	—	2,901
Other assets	2,337	—	2,337
Deferred income tax assets (liabilities)	1,815	(11,603)	(9,788)
Other liabilities	(49,797)	—	(49,797)
Total identifiable net assets	73,757	(11,603)	62,154
Goodwill	192,225	11,603	203,828
Total purchase consideration	$265,982	$—	$265,982

Goodwill of $203.8 million arising from the acquisition was included in the Asia-Pacific segment and was attributable to expected future growth opportunities in Australia and New Zealand, growth and expansion of integrated payments in the Asia-Pacific region, economies of scale in our existing Asia-Pacific business and an assembled workforce. Neither the goodwill nor the customer-related intangible assets associated with this acquisition are deductible for income tax purposes. The customer-related intangible assets have an estimated amortization periods of 15 years. The acquired technology has an estimated amortization period of 15 years. The trade name has an estimated amortization period of 5 years.

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

As of August 31, 2015 and May 31, 2015, goodwill and intangible assets consisted of the following (in thousands):

	August 31, 2015	May 31, 2015

Goodwill	$1,603,593	$1,491,833
Other intangible assets:
Customer-related intangible assets	$863,046	$718,011
Contract-based intangible assets	131,591	130,874
Acquired technologies	92,137	93,194
Trademarks and trade names	10,390	10,777
	1,097,164	952,856
Less accumulated amortization:
Customer-related intangible assets	355,471	342,488
Contract-based intangible assets	39,518	37,286
Acquired technologies	10,694	8,509
Trademarks and trade names	4,629	4,437
	410,312	392,720
	$686,852	$560,136

The following table sets forth the changes in the carrying amount of goodwill for the three months ended August 31, 2015 (in thousands):

	North America	Europe	Asia-Pacific	Total

Balance at May 31, 2015	$779,734	$485,921	$226,178	$1,491,833
Goodwill acquired	102,450	—	16,500	118,950
Effect of foreign currency translation	(4,146)	1,594	(15,830)	(18,382)
Measurement-period adjustments	—	(411)	11,603	11,192
Balance at August 31, 2015	$878,038	$487,104	$238,451	$1,603,593

There were no accumulated impairment losses as of August 31, 2015 or May 31, 2015.

NOTE 5—LONG-TERM DEBT AND CREDIT FACILITIES

As of August 31, 2015 and May 31, 2015, long-term debt consisted of the following (in thousands):

	August 31, 2015	May 31, 2015

Term loan:
$1,750,000 face amount (less unamortized debt issuance costs of $4,972) at August 31, 2015 and $1,234,375 face amount (less unamortized debt issuance costs of $2,433) at May 31, 2015	$1,745,028	$1,231,942
Revolving credit facility	187,000	508,125
Total long-term debt	1,932,028	1,740,067
Less current portion of long-term debt ($62,500 face amount less unamortized debt issuance costs of $716 at May 31, 2015)	—	61,784
Long-term debt, excluding current portion	$1,932,028	$1,678,283

Maturity requirements on long-term debt by fiscal year are as follows (in thousands):

2016	$—
2017	—
2018	131,250
2019	175,000
2020 and thereafter	1,630,750
Total	$1,937,000

On July 31, 2015, we entered into a second amended and restated term loan agreement (the “Term Loan Agreement”) and a second amended and restated credit agreement (the “Revolving Credit Facility Agreement” and, together with the Term Loan Agreement, the “Agreements”), each with a syndicate of financial institutions. The Term Loan Agreement and the Revolving Credit Facility Agreement amended and restated the our prior term loan agreement and revolving credit facility agreement, each dated February 28, 2014.

The Term Loan Agreement provides for a five-year senior unsecured $1.75 billion term loan facility (the “Term Loan”), and the Revolving Credit Facility Agreement provides for a senior unsecured $1.25 billion revolving credit facility (the “Revolving Credit Facility”). The available borrowings under the Revolving Credit Facility may be increased, at our option, by up to an additional $500 million, subject to our receipt of increased or new commitments from lenders and the satisfaction of certain conditions.

Pursuant to the Term Loan Agreement, the Term Loan must be repaid in equal quarterly installments of $43.8 million commencing in November 2017 and ending in May 2020, with the remaining principal balance due upon maturity in July 2020; provided, however, that the Term Loan may be prepaid without penalty. Each of the Agreements provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of August 31, 2015, the interest rate on the Term Loan was 1.70%.

As of August 31, 2015, the outstanding balance on the Revolving Credit Facility was $187 million, and the interest rate was 1.65%. The Revolving Credit Facility allows us to issue standby letters of credit of up to $100 million in the aggregate. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At August 31, 2015, we had standby letters of credit of $9.5 million. The total available incremental borrowings under our Revolving Credit Facility at August 31, 2015 was $417.3 million. We are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility Agreement expires in July 2020.

Upon the closing of the Term Loan and the Revolving Credit Facility, which occurred on July 31, 2015, we used the proceeds of approximately $2.0 billion to repay the outstanding balances on our previously existing term loan and revolving credit facility together with accrued interest and fees on each. We intend to use the remaining proceeds to support strategic capital allocation initiatives, including acquisitions and ongoing share repurchases.

We incurred fees and expenses associated with these new arrangements of approximately $4.9 million. The portion of the debt issuance costs related to the Revolving Credit Facility are included in prepaid expenses and other current assets and other noncurrent assets in our consolidated balance sheets at August 31, 2015. The portion of the debt issuance costs related to the Term Loan are reported as a reduction to the carrying amount of the debt. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the Agreements.

The Agreements contain customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios. See "Compliance with Covenants" below. Each of the Agreements includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.

Short-term Lines of Credit

We have short-term lines of credit with banks in the United States and Canada as well as several countries in Europe and in the Asia-Pacific region in which we do business. The short-term lines of credit, which are restricted for use in funding settlement, generally have variable short-term interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining the available credit. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit, while the net position is less than the credit limit. As of August 31, 2015 and May 31, 2015, a total of $108.9 million and $193.2 million, respectively, of cash on deposit was used to determine the available credit.

As of August 31, 2015 and May 31, 2015, respectively, we had $356.7 million and $592.6 million outstanding under these short-term lines of credit with additional capacity as of August 31, 2015 of $859.5 million to fund settlement. The weighted-average interest rate on these borrowings was 1.83% and 1.50% at August 31, 2015 and May 31, 2015, respectively. We are required to pay a commitment fee on unused portions of short-term lines of credit.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and Term Loan. The Agreements include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00, or up to 3.75 to 1.00 if we were to complete an acquisition, subject to certain conditions, and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with all applicable covenants as of and for the three months ended August 31, 2015.

Interest Rate Swap Agreements

We have interest rate swap agreements with major financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. A $500 million notional interest rate swap agreement, which became effective on October 31, 2014, effectively converted $500 million of our variable-rate debt to a fixed rate of 1.52% plus a leverage-based margin and will mature on February 28, 2019. A $250 million notional interest rate swap, which became effective on August 28, 2015, effectively converted $250 million of our variable-rate debt to a fixed rate of 1.34% plus a leverage-based margin and will mature on July 31, 2020.

Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income, except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the three months ended August 31, 2015, there was no ineffectiveness. The fair values of the interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included within the consolidated balance sheets (in thousands):

	Consolidated Balance Sheet Location	August 31, 2015	May 31, 2015
Interest rate swap ($250 million notional)	Other assets	$1,541	$—
Interest rate swap ($500 million notional)	Accounts payable and accrued liabilities	$5,996	$6,157

The table below presents the effects of our interest rate swaps on the consolidated statements of income and other comprehensive income for the three months ended August 31, 2015 (in thousands):

	Three Months Ended
	August 31, 2015	August 31, 2014
Derivatives in cash flow hedging relationships:
Amount of loss recognized in other comprehensive income	$32	$—
Amount of loss recognized in interest expense	$1,734	$—

At August 31, 2015, the amount in accumulated other comprehensive income related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $7.8 million.

Interest Expense

Interest expense was $13.4 million and $8.5 million for the three months ended August 31, 2015 and 2014, respectively. Interest expense is comprised primarily of interest on our long-term debt and short-term lines of credit. Interest expense also includes settlements on our interest rate swaps, amortization of deferred debt issuance costs and commitment fees on the unused portions of our Revolving Credit Facility and short-term lines of credit.

NOTE 6—INCOME TAX

Our effective income tax rates were 26.0% and 26.3% for the three months ended August 31, 2015 and August 31, 2014, respectively. Our effective income tax rates differ from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world, including, without limitation, the United States, the United Kingdom and Canada. We are no longer subject to state income tax examinations for years ended on or before May 31, 2008 and are no longer subject to U.S. federal income tax examinations by the U.S. Internal Revenue Service for fiscal years prior to 2012 and U.K. federal income tax examinations for years ended on or before May 31, 2013.

NOTE 7—SHAREHOLDERS’ EQUITY

On April 10, 2015, we entered into an accelerated share repurchase program (the ''ASR'') with a financial institution to repurchase an aggregate of $100 million of our common stock. In exchange for an up-front payment of $100 million, the financial institution committed to deliver a number of shares during the ASR's purchase period, which ended on June 16, 2015. On April 14, 2015, 815,494 shares were initially delivered to us. At May 31, 2015, we accounted for the variable component of remaining shares to be delivered under the ASR as a forward contract indexed to our common stock which met all of the applicable criteria for equity classification. On June 16, 2015, an additional 162,371 shares were delivered to us. The total number of shares delivered under the ASR was 977,865 shares at an average price of $102.26 per share.

In addition to the ASR, we repurchased and retired 347,495 shares of our common stock at a cost of $37.9 million, or an average cost of $109.11 per share, including commissions, during the three months ended August 31, 2015. As of August 31, 2015, we had a remaining authorized amount of $365.0 million for share repurchases.

During the three months ended August 31, 2014, we repurchased and retired 1.8 million shares of our common stock at a cost of $124.5 million, or an average cost of $69.82 per share, including commissions.

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options (in thousands):

	Three Months Ended
	August 31, 2015	August 31, 2014

Share-based compensation expense	$6,467	$4,066
Income tax benefit	$2,358	$3,335

Share-Based Awards

The following table summarizes the changes in unvested share-based awards for the three months ended August 31, 2015 (shares in thousands):

	Shares	Weighted-Average Grant-Date Fair Value

Unvested at May 31, 2015	924	$58
Granted	223	112
Vested	(301)	52
Forfeited	(9)	57
Unvested at August 31, 2015	837	$73

The total fair value of share-based awards vested during the three months ended August 31, 2015 and August 31, 2014 was $15.7 million and $13.0 million, respectively.

For these share-based awards, we recognized compensation expense of $6.1 million and $3.7 million during the three months ended August 31, 2015 and August 31, 2014, respectively. As of August 31, 2015, there was $58.3 million of unrecognized compensation expense related to unvested share-based awards that we expect to recognize over a weighted-average period of 2.5 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which the sale of 2.4 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. The price for shares purchased under the plan is 85% of the market value on the last day of each calendar quarter. As of August 31, 2015, 1.1 million shares had been issued under this plan, with 1.3 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.2 million in each of the three-month periods ended August 31, 2015 and August 31, 2014, respectively.

The weighted-average grant-date fair value of each designated share purchased under this plan during the three months ended August 31, 2015 and August 31, 2014 was approximately $13 and $7, respectively, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value on the date of grant and have a term of ten years. Stock options granted before fiscal 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during fiscal 2015 and thereafter vest in equal installments on each of the first three anniversaries of the grant date. During the three months ended August 31, 2015 and August 31, 2014, we granted 0.1 million and 0.2 million stock options, respectively. Our stock option plans provide for accelerated vesting under certain conditions.

The following is a summary of our stock option activity as of and for the three months ended August 31, 2015:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at May 31, 2015	447	$51	5.2	$23.9
Granted	72	112
Forfeited	(9)	37
Exercised	(37)	47
Outstanding at August 31, 2015	473	$61	5.9	$24.1

Options vested and exercisable at August 31, 2015	314	$47	4.1	$20.5

We recognized compensation expense for stock options of $0.2 million and $0.1 million during the three months ended August 31, 2015 and August 31, 2014, respectively. The aggregate intrinsic value of stock options exercised during the three months ended August 31, 2015 and August 31, 2014 was $2.7 million and $8.1 million, respectively. As of August 31, 2015, we had $3.6 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 4.1 years.

The weighted-average grant-date fair value of each stock option granted during the three months ended August 31, 2015 and August 31, 2014 was $31 and $17, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	August 31, 2015	August 31, 2014
Risk-free interest rate	1.62%	1.57%
Expected volatility	28.65%	23.65%
Dividend yield	0.10%	0.13%
Expected life (years)	5	5

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

NOTE 9—EARNINGS PER SHARE

Basic earnings per share is computed by dividing reported net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on earnings per share. The diluted share base for the three months ended August 31, 2015 and August 31, 2014 excludes 0.1 million and 0.2 million shares, respectively, related to stock options that would have an antidilutive effect on the computation of diluted earnings per share.

The following table sets forth the computation of diluted weighted-average shares outstanding for the three months ended August 31, 2015 and August 31, 2014 (in thousands):

	Three Months Ended
	August 31, 2015	August 31, 2014

Basic weighted-average shares outstanding	65,164	68,146
Plus: Dilutive effect of stock options and other share-based awards	409	471
Diluted weighted-average shares outstanding	65,573	68,617

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss were as follows for the three months ended August 31, 2015 and August 31, 2014 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss

Balance at May 31, 2014	$1,583	$—	$(3,359)	$(1,776)
Other comprehensive loss, net of income tax	(17,575)	—	—	(17,575)
Balance at August 31, 2014	$(15,992)	$—	$(3,359)	$(19,351)

Balance at May 31, 2015	$(178,309)	$(3,874)	$(3,809)	$(185,992)
Other comprehensive income (loss), net of income tax	(27,815)	1,080	—	(26,735)
Balance at August 31, 2015	$(206,124)	$(2,794)	$(3,809)	$(212,727)

Other comprehensive income (loss) attributable to noncontrolling interest, which relates only to foreign currency translation, was $1.9 million and $(5.1) million for the three months ended August 31, 2015 and August 31, 2014, respectively.

NOTE 11—SEGMENT INFORMATION

General Information

We are a leading worldwide provider of payment technology services delivering innovative solutions to our customers. Our partnerships, technologies and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types. We distribute our services across a variety of channels to merchants and partners in 29 countries throughout North America, Europe, the Asia-Pacific region and an equity method investment in Brazil. Early in fiscal 2016, we realigned our businesses into three segments: North America, Europe and Asia-Pacific. Recent and anticipated international growth have led to a realigned management structure replacing our International merchant services segment with two new operating segments: Europe and Asia-Pacific. We began reporting on the revised basis during fiscal 2016. As a result, we have recast prior year segment data to conform to our current year presentation.

Information About Profit and Assets

We evaluate performance and allocate resources based on the operating income of each segment. The operating income of each segment includes the revenues of the segment less those expenses that are directly related to those revenues. Operating overhead, shared costs and certain compensation costs are included in Corporate in the following table. Interest and other income, interest and other expense, the financial results of equity method investments and provision for income taxes are not allocated to the individual segments. We do not evaluate performance or allocate resources using segment asset data. The accounting policies of the reportable segments are the same as those described in our Annual Report on Form 10-K for the year ended May 31, 2015 and our summary of significant accounting policies in "Note 1-Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues and consolidated operating income are as follows for the three months ended August 31, 2015 and 2014 (in thousands):

	Three Months Ended
	August 31, 2015	August 31, 2014
Revenues:
North America	$530,857	$504,007
Europe	168,357	162,787
Asia-Pacific(2)	49,582	38,101
Consolidated revenues	$748,796	$704,895

Operating income (loss) for segments:
North America	$83,513	$77,937
Europe(1)	72,733	67,045
Asia-Pacific(2)	12,233	6,557
Corporate	(30,707)	(27,141)
Consolidated operating income	$137,772	$124,398

Depreciation and amortization:
North America	$23,743	$20,476
Europe	10,344	11,037
Asia-Pacific(2)	3,057	1,453
Corporate	1,613	1,600
Consolidated depreciation and amortization	$38,757	$34,566

(1) During the three months ended August 31, 2014, operating income for the Europe segment includes a $2.9 million gain on the sale of a component of our Russia business that leased automated teller machines to our sponsor bank in Russia. The gain is included in selling, general and administrative expenses in the consolidated statement of income for the three months ended August 31, 2014.

(2) The results of Ezidebit are included in the Asia-Pacific segment from the date of acquisition, October 10, 2014.

NOTE 12—SUBSEQUENT EVENT

On September 29, 2015, our board of directors declared a two-for-one stock split of the Company’s common stock to be effected in the form of a stock dividend of one additional share of common stock for each outstanding share of common stock. The stock dividend will be payable on November 2, 2015 to shareholders of record as of October 21, 2015. The financial statements presented in this quarterly report on Form 10-Q do not reflect the effect of the stock split.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2015. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. See "Cautionary Notice Regarding Forward-Looking Statements" below for additional information.

Executive Overview

We are a leading worldwide provider of payment technology services delivering innovative solutions to our customers. Our technologies, partnerships and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types. We distribute our payment services and digital commerce services across a variety of channels to merchants and partners in 29 countries throughout North America, Europe, the Asia-Pacific region and Brazil. Following is a summary of significant matters related to our financial condition and results of operations for the three months ended August 31, 2015:

•	Consolidated revenues increased 6.2% to $748.8 million from $704.9 million for the prior year period, reflecting growth in most of our markets;

•
Consolidated operating income increased 10.8% to $137.8 million from $124.4 million for the prior year period. Our operating margin was 18.4% for the three months ended August 31, 2015 and 17.6% for the prior year period;

•
Net income attributable to Global Payments increased $11.3 million, or 15.0%, to $86.6 million from $75.4 million in the prior year period, and diluted earnings per share increased $0.22 to $1.32 from $1.10 for in the prior year period;

•	We completed a refinancing of our long-term debt that expanded our debt capacity to $3 billion in the aggregate and lowered our borrowing rates; and

•	We completed two acquisitions: one in our North America segment and one in our Asia-Pacific segment.

Acquisitions

On September 30, 2014, we entered into an asset purchase agreement with Certegy Check Services, Inc., a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"), to acquire substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"). On June 1, 2015, we completed the acquisition, which included approximately 260 gaming client locations, for $237.5 million, funded from borrowings on our revolving credit facility and cash on hand.

We provide merchant acquiring services in the Philippines through our subsidiary Global Payments Asia-Pacific Philippines Incorporated ("GP Philippines"). On August 3, 2015, we made a cash payment of $3.6 million and contributed a 49% ownership interest in GP Philippines to Bank of the Philippines ("BPI") in return for its merchant acquiring business, which is now part of GP Philippines, in which we have retained a controlling 51% interest.

On July 27, 2015, we announced an agreement with CaixaBank, S.A. ("CaixaBank") and Erste Group Bank AG (“Erste Group”) to form a venture to provide merchant acquiring and payment services in three Central and Eastern European markets: the Czech Republic, the Slovak Republic and Romania. As part of the agreement, Global Payments and CaixaBank will form an entity, in which Global Payments will have a 51% controlling interest. This newly formed entity, to be included in our Europe segment, will pay €30 million ($34 million equivalent as of August 31, 2015) in cash to acquire a 51% controlling ownership in the venture with Erste Group, which will contribute its existing merchant acquiring businesses in each of the three countries to the venture and hold a 49% percent interest. The transaction is expected to close in the second half of fiscal 2016, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

See "Note 3—Business and Intangible Asset Acquisitions and Joint Ventures" in the notes to the accompanying unaudited consolidated financial statements for further discussion of these acquisitions.

Results of Operations

Early in fiscal 2016, we realigned our businesses into three segments: North America, Europe and Asia-Pacific, and we began reporting on the revised basis during fiscal 2016. As a result, we have recast prior year segment data shown in the table below to conform to our current year presentation.

The following table sets forth key selected financial data for the three months ended August 31, 2015 and August 31, 2014, this data as a percentage of total revenues, and the changes between three months ended August 31, 2015 and August 31, 2014 in dollars and as a percentage of the prior year amount.

	Three Months Ended August 31, 2015	% of Revenue(1)	Three Months Ended August 31, 2014	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)
Revenues:
North America	$530,857	70.9%	$504,007	71.5%	$26,850	5.3%
Europe	168,357	22.5%	162,787	23.1%	5,570	3.4%
Asia-Pacific(2)	49,582	6.6%	38,101	5.4%	11,481	30.1%
Total revenues	748,796	100.0%	704,895	100.0%	43,901	6.2%

Consolidated operating expenses:
Cost of service	272,666	36.4%	259,839	36.9%	12,827	4.9%
Selling, general and administrative	338,358	45.2%	320,658	45.5%	17,700	5.5%
Operating income	$137,772	18.4%	$124,398	17.6%	$13,374	10.8%

Operating income (loss) for segments:
North America	$83,513		$77,937		$5,576	7.2%
Europe	72,733		67,045		5,688	8.5%
Asia-Pacific(2)	12,233		6,557		5,676	86.6%
Corporate	(30,707)		(27,141)		(3,566)	13.1%
Operating income	$137,772		$124,398		$13,374	10.8%

Operating margin for segments:
North America	15.7%		15.5%		0.2%
Europe	43.2%		41.2%		2.0%
Asia-Pacific(2)	24.7%		17.2%		7.5%

(1)Percentage amounts may not sum to the total due to rounding.
(2)The results of Ezidebit are included in the Asia-Pacific segment from the date of acquisition.

Revenues

For the three months ended August 31, 2015, revenues increased 6.2% to $748.8 million compared to the prior-year period. The increase in our revenues during the three months ended August 31, 2015 was partially offset by the unfavorable effect of currency fluctuations of $46.7 million.

North America Segment. For the three months ended August 31, 2015, revenue from our North America segment increased 5.3% to $530.9 million compared to the prior year. The growth in the North America segment was primarily due to growth in our U.S. direct distribution channels, including increases from the acquisition of the FIS Gaming Business, partially offset by the unfavorable effect of currency fluctuations in Canada.

Europe Segment. For the three months ended August 31, 2015, Europe revenue increased 3.4% to $168.4 million compared to the prior year. Revenue growth in Europe was driven primarily by card transaction and volume growth across our major markets in Europe, partially offset by the unfavorable effect of currency fluctuations.

Asia-Pacific Segment. For the three months ended August 31, 2015, Asia-Pacific revenue increased 30.1% to $49.6 million compared to the prior year. Revenue growth in the Asia-Pacific segment for the three months ended August 31, 2015 was primarily due to growth in card transactions and volume, including increases from the acquisition of Ezidebit, partially offset by the unfavorable effect of currency fluctuations.

Operating Expenses

Cost of Service. Cost of service increased 4.9% to $272.7 million for the three months ended August 31, 2015 compared to the prior year. As a percentage of revenue, cost of service decreased to 36.4% for the three months ended August 31, 2015 from 36.9% in the prior year. The increase in cost of service was driven primarily by an increase in the variable costs associated with revenue growth and additional intangible asset amortization and other incremental cost of service associated with our acquisitions, partially offset by the favorable effect of currency fluctuations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5.5% to $338.4 million for the three months ended August 31, 2015 compared to the prior year. As a percentage of revenues, selling, general and administrative expenses decreased to 45.2% for the three months ended August 31, 2015 from 45.5% in the prior year. The increase in selling, general and administrative expenses was primarily due to an increase in commission payments to third-party sales partners and incremental costs related to our acquisitions, partially offset by the favorable effect of currency fluctuations.

Operating Income and Operating Margin for Segments

North America Segment. Operating income in our North America segment increased 7.2% to $83.5 million for the three months ended August 31, 2015 compared to the prior year, despite the unfavorable effect of currency fluctuations in Canada. The increase in operating income was primarily due to the growth in our U.S. direct distribution channels, including increases from the acquisition of the FIS Gaming Business, partially offset by the unfavorable effect of exchange rate fluctuations in Canada. The operating margin was 15.7% and 15.5% for the three months ended August 31, 2015 and August 31, 2014, respectively.

Europe Segment. Operating income in our Europe segment increased 8.5% to $72.7 million for the three months ended August 31, 2015 compared to the prior year, despite the unfavorable effect of currency fluctuations. The increase in operating income was driven primarily by revenue growth in our major markets, partially offset by the unfavorable effect of currency fluctuations in Europe. The operating margin was 43.2% and 41.2% for the three months ended August 31, 2015 and August 31, 2014, respectively.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased 86.6% to $12.2 million for the three months ended August 31, 2015 compared to the prior year, despite the unfavorable effect of currency fluctuations. The increase in operating income was driven primarily by the incremental revenue and operating margin from our acquisition of Ezidebit, partially offset by the unfavorable effect of exchange rate fluctuations. The operating margin was 24.7% and 17.2% for the three months ended August 31, 2015 and August 31, 2014, respectively.

Corporate. Corporate expenses increased 13.1% to $30.7 million for the three months ended August 31, 2015 compared to $27.1 million in the prior year, primarily due to an increase in share-based compensation expense.

Operating Income

For the three months ended August 31, 2015, our consolidated operating income increased 10.8% to $137.8 million from $124.4 million in the prior year, despite the unfavorable effect of currency fluctuations. The increase was primarily due to revenue growth in our North America, Europe and Asia-Pacific segments, partially offset by higher variable costs of services associated with revenue growth, higher intangible asset amortization and other incremental operating costs associated with acquisitions, and the unfavorable effect of currency fluctuations.

Other Income/Expense, Net

Interest and other income was relatively unchanged at $1.1 million for the three months ended August 31, 2015. Interest and other expense increased $2.2 million for the three months ended August 31, 2015, due to an increase in interest expense on our long-term debt and credit facilities resulting from an increase in average balances outstanding under those debt facilities and payments made to settle our interest rate swaps, partially offset by a decrease in losses from equity method investments. Also, in connection with our debt refinancing completed on July 31, 2015, we recorded a loss of $0.5 million, representing the write-off of certain remaining unamortized debt issuance costs associated with the previously existing term loan.

Provision for Income Taxes

Our effective income tax rates were 26.0% and 26.3% for the three months ended August 31, 2015 and August 31, 2014, respectively. Our effective income tax rate differs from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates.

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

Our capital plan objectives are to support the Company's operational needs and strategic plan for long-term growth while maintaining a low cost of capital. Short-term lines of credit are used in certain of our markets to fund settlement. Other bank financing, such as our corporate credit facility and our term loan, are used for general corporate purposes and to fund acquisitions. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise.

At August 31, 2015, we had cash and cash equivalents totaling $803.3 million. Of this amount, we consider $200.1 million to be available cash. Available cash excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement ("Merchant Reserves"). At August 31, 2015, our cash and cash equivalents included $167.8 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks.

Our available cash balance includes $165.0 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant effect on our liquidity.

Operating activities provided net cash of $513.4 million for the three months ended August 31, 2015 and used net cash of $63.5 million for the three months ended August 31, 2014. The increase in cash flow from operating activities was primarily due to a change in settlement processing assets and obligations of $582.1 million. Fluctuations in settlement processing assets and obligations are largely due to timing of month-end.

Net cash used in investing activities was $258.4 million during the three months ended August 31, 2015 and $12.2 million in the prior year. During the three months ended August 31, 2015, we invested net cash of $241.1 million to acquire the FIS Gaming Business and the merchant acquiring business of BPI. We made capital expenditures of $16.9 million and $18.2 million during the three months ended August 31, 2015 and 2014, respectively. During fiscal 2016, we expect capital expenditures to approximate $105.0 million. In the prior-year period, we received proceeds of $10.4 million from the sale of a component of our Russia business that leased automated teller machines.

During the three months ended August 31, 2015, we also entered into an agreement to acquire merchant processing businesses in Central and Eastern Europe. We expect the agreement to close in the second half of fiscal 2016, subject to receipt of regulatory approvals and satisfaction of customary closing conditions. See "Note 3 - Business and Intangible Asset Acquisitions and Joint Ventures" in the notes to the accompanying unaudited consolidated financial statements for further discussion, including expected funding requirements.

We used net cash of $90.1 million for financing activities during the three months ended August 31, 2015. During the three months ended August 31, 2014, financing activities provided cash of $94.1 million. On July 31, 2015, we refinanced our term loan and revolving credit facility as further discussed below under "Long-term Debt and Credit Facilities - Contractual Obligations." We used proceeds from the refinancing of approximately $2.0 billion to repay the outstanding balances on our previously existing term loan and revolving credit facility together with accrued interest and fees on each. During the three months ended August 31, 2015, net borrowings under long-term debt, including the refinancing, were $194.5 million compared to $26.3 million in the prior year. A portion of our borrowings during the three months ended August 31, 2015 were made to fund the acquisition of the FIS Gaming Business.

During the three months ended August 31, 2015, net repayments on short-term lines of credit used to fund settlement were $236.0 million compared to net borrowings of $212.0 million in the prior year. Fluctuations in short-term lines of credit are largely due to timing of month-end on settlement.

In addition, we used cash of $34.3 million and $132.3 million during the three months ended August 31, 2015 and 2014, respectively, to repurchase shares of our common stock.

We believe that our current level of cash and borrowing capacity under our debt facilities described below, together with future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Credit Facilities

As a result of a debt refinancing we completed on July 31, 2015, we have a long-term debt facility comprised of a five-year senior unsecured $1.75 billion term loan facility (the “Term Loan”) and a senior unsecured $1.25 billion revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Agreement, the “Agreements”). The available borrowings under the Revolving Credit Facility may be increased, at our option, by up to an additional $500 million, subject to our receipt of increased or new commitments from lenders and the satisfaction of certain conditions.

The Term Loan must be repaid in equal quarterly installments of $43.8 million commencing in November 2017 and ending in May 2020, with the remaining principal balance due upon maturity in July 2020; provided, however, that the Term Loan may be prepaid without penalty. The Term Loan and the Revolving Credit Facility bear an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of August 31, 2015, the interest rate on the Term Loan was 1.70%.

As of August 31, 2015, the outstanding balance on the Revolving Credit Facility was $187 million, and the interest rate was 1.65%. The Revolving Credit Facility allows us to issue standby letters of credit of up to $100 million in the aggregate. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At August 31, 2015, we had standby letters of credit of $9.5 million. The total available incremental borrowings under our Revolving Credit Facility at August 31, 2015 was $417.3 million. We are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility.

We intend to use the remaining proceeds to support strategic capital allocation initiatives, including acquisitions and ongoing share repurchases. The Agreements expire in July 2020.

The loan agreements contain customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios. See "Compliance with Covenants" below. Each of the Agreements includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.

Short-term Lines of Credit

We have short-term lines of credit with banks in the United States and Canada as well as several countries in Europe and in the Asia-Pacific region in which we do business. The short-term lines of credit, which are restricted for use in funding settlement, generally have variable short-term interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining the available credit. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit, while the net position is less than the credit limit. As of August 31, 2015 and May 31, 2015, a total of $108.9 million and $193.2 million, respectively, of cash on deposit was used to determine the available credit.

As of August 31, 2015 and May 31, 2015, respectively, we had $356.7 million and $592.6 million outstanding under these short-term lines of credit with additional capacity as of August 31, 2015 of $859.5 million to fund settlement. The weighted-average interest rate on these borrowings was 1.83% and 1.50% at August 31, 2015 and May 31, 2015, respectively. We are required to pay a commitment fee on unused portions of short-term lines of credit.

Compliance with Covenants

There are certain financial and non-financial covenants contained in our various credit facilities and Term Loan. Our Term Loan and Revolving Credit Facility agreements include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00, or up to 3.75 to 1.00 if we were to complete an acquisition, subject to certain conditions, and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. We complied with all applicable covenants as of and for the three months ended August 31, 2015.

See "Note 5—Long-Term Debt and Credit Facilities" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our borrowing arrangements.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of August 31, 2015 (in thousands):

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years

Long-term debt	$1,937,000	$—	$175,000	$1,762,000	$—
Interest on long-term debt(1)	167,868	43,784	71,981	52,103	—
Short-term lines of credit	356,675	356,675	—	—	—
Operating lease obligations(2)	59,934	13,079	21,818	15,941	9,096
Purchase obligations(3)	276,035	83,332	101,454	36,403	54,846
	$2,797,512	$496,870	$370,253	$1,866,447	$63,942

(1)Interest on long-term debt is based on rates effective and amounts borrowed as of August 31, 2015. The estimated effect of interest rate swaps is included in interest on long-term debt. Since the contractual rates for our long-term debt and settlements on our interest rate swaps are variable, actual cash payments may differ from the estimates provided.

(2)Includes future minimum lease payments for non-cancelable operating leases at August 31, 2015.

(3)Includes estimate of future payments for contractual obligations related to service arrangements with vendors for fixed or minimum amounts.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market, or credit risk support other than the guarantee services described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended May 31, 2015.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended May 31, 2015. During the three months ended August 31, 2015, we did not adopt any new critical accounting policies, did not change any critical accounting policies and did not change the application of any critical accounting policies from the year ended May 31, 2015.

Effect of New Accounting Pronouncements and Recently Issued Pronouncements Not Yet Adopted

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. See "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying unaudited consolidated financial statements for new accounting guidance.

Cautionary Notice Regarding Forward-Looking Statements

We believe that it is important to communicate our plans and expectations about the future to our shareholders and to the public. Investors are cautioned that some of the statements we use in this report contain forward-looking statements and are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties, are predictive in nature, and depend upon or refer to future events or conditions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plans" and similar expressions. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties, and contingencies that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors. Important factors that may cause actual events or results to differ materially from those anticipated by our forward-looking statements include our potential failure to safeguard our data; increased competition from nontraditional competitors; our ability to update our products and services in a timely manner; potential systems interruptions or failures; software defects or undetected errors; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; increased merchant, referral partner or ISO attrition; our ability to increase our share of existing markets and expand into new markets; unanticipated increases in chargeback liability; increases in credit card network fees; changes in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations; loss of key personnel; and other risk factors presented in Item 1A—Risk Factors of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, which we advise you to review.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We specifically disclaim any obligation to release publicly the results of any revisions to our forward-looking statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our long-term debt and cash investments. Our long-term debt bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term and earn a floating rate of interest. These investments are not held for trading or other speculative purposes. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have interest rate swaps that reduce a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in Note 5 to the accompanying unaudited consolidated financial statements. Using the August 31, 2015 balances outstanding under variable-rate debt arrangements, with consideration given to the aforementioned interest rate swaps, a hypothetical increase of 100 basis points in applicable interest rates as of August 31, 2015 would increase our annual interest expense by approximately $17.1 million.

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of August 31, 2015, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

None.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the first quarter of fiscal 2016, the approximate average price paid per share, including commissions, and the approximate dollar value remaining for share purchases are as follows:

Plan category	Total Number of Shares Purchased	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 2015	162,371	$102.26	162,371
July 2015	8,900	$112.30	8,900
August 2015	338,595	$109.03	338,595
Total	509,866		509,866	$365,000,000

On April 10, 2015, we entered into an Accelerated Share Repurchase program (''ASR'') with a financial institution to repurchase an aggregate of $100 million of our common stock. In exchange for an up-front payment of $100 million, the financial institution committed to deliver a number of shares during the ASR's purchase period, which ended on June 16, 2015. On April 14, 2015, 815,494 shares were initially delivered to us. At May 31, 2015, we accounted for the variable component of remaining shares to be delivered under the ASR as a forward contract indexed to our common stock which met all of the applicable criteria for equity classification. On June 16, 2015, an additional 162,371 shares was delivered to us. The total number of shares delivered under this ASR was 977,865 shares at an average price of $102.26 per share.

In addition to the ASR, we repurchased and retired 347,495 shares of our common stock at a cost of $37.9 million, or an average of $109.11 per share, respectively, including commissions during the three months ended August 31, 2015. As of August 31, 2015, we had $365.0 million of remaining authorized share repurchases.

ITEM 6—EXHIBITS

List of Exhibits

10.1
Second Amended and Restated Term Loan Agreement, dated as of July 31, 2015, by and among the Company and Global Payments Direct, Inc., as borrowers, Bank of America, N.A., as administrative agent, and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2015.

10.2
Second Amended and Restated Credit Agreement, dated as of July 31, 2015, by and among the Company and certain wholly owned subsidiaries of the Company, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and certain other lenders party thereto, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 6, 2015.

10.3*+	Second Amended and Restated Non-Employee Director Compensation Plan.
10.4*+	Form of Performance Unit Award Certificate pursuant to the 2011 Incentive Plan for Executive Officers (fiscal 2016).
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

______________________
*     Filed herewith.
+    Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: October 7, 2015	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)