Form 10-Q
period 2015-11-30
GLOBAL PAYMENTS INC
filed 2016-01-11
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of January 7, 2016 was 129,348,466.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended November 30, 2015

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	November 30, 2015	November 30, 2014

Revenues	$722,350	$697,291
Operating expenses:
Cost of service	270,565	257,796
Selling, general and administrative	328,620	315,511
	599,185	573,307
Operating income	123,165	123,984

Interest and other income	1,292	1,282
Interest and other expense	(14,126)	(10,350)
	(12,834)	(9,068)
Income before income taxes	110,331	114,916
Provision for income taxes	(27,253)	(29,660)
Net income	83,078	85,256
Less: Net income attributable to noncontrolling interests, net of income tax	(4,307)	(10,475)
Net income attributable to Global Payments	$78,771	$74,781

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.61	$0.55
Diluted earnings per share	$0.60	$0.55
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	November 30, 2015	November 30, 2014

Revenues	$1,471,146	$1,402,186
Operating expenses:
Cost of service	543,231	517,635
Selling, general and administrative	666,978	636,169
	1,210,209	1,153,804
Operating income	260,937	248,382

Interest and other income	2,434	2,474
Interest and other expense	(27,369)	(21,360)
	(24,935)	(18,886)
Income before income taxes	236,002	229,496
Provision for income taxes	(59,876)	(59,806)
Net income	176,126	169,690
Less: Net income attributable to noncontrolling interests, net of income tax	(10,708)	(19,543)
Net income attributable to Global Payments	$165,418	$150,147

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.27	$1.11
Diluted earnings per share	$1.27	$1.10
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended
	November 30, 2015	November 30, 2014

Net income	$83,078	$85,256
Other comprehensive income (loss):
Foreign currency translation adjustments	(35,582)	(92,634)
Income tax (provision) benefit related to foreign currency translation adjustments	(2,256)	4,774
Unrealized losses on hedging activities	(3,968)	(4,419)
Reclassification of losses on hedging activities to interest expense	2,467	531
Income tax benefit related to hedging activities	562	1,443
Other comprehensive loss, net of tax	(38,777)	(90,305)

Comprehensive income (loss)	44,301	(5,049)
Comprehensive loss (income) attributable to noncontrolling interests	1,965	(3,546)
Comprehensive income (loss) attributable to Global Payments	$46,266	$(8,595)

	Six Months Ended
	November 30, 2015	November 30, 2014

Net income	$176,126	$169,690
Other comprehensive income (loss):
Foreign currency translation adjustments	(72,599)	(117,855)
Income tax benefit related to foreign currency translation adjustments	8,844	7,291
Unrealized losses on hedging activities	(4,000)	(4,419)
Reclassification of losses on hedging activities to interest expense	4,201	531
Income tax (provision) benefit related to hedging activities	(60)	1,443
Other comprehensive loss, net of tax	(63,614)	(113,009)

Comprehensive income	112,512	56,681
Comprehensive income attributable to noncontrolling interests	(6,336)	(7,484)
Comprehensive income attributable to Global Payments	$106,176	$49,197
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30, 2015	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$988,457	$650,739
Accounts receivable, net of allowances for doubtful accounts of $437 and $468, respectively	202,931	202,390
Claims receivable, net of allowances for doubtful accounts of $9,091 and $2,684, respectively	7,812	548
Settlement processing assets	1,403,914	2,394,822
Prepaid expenses and other current assets	52,707	41,416
Total current assets	2,655,821	3,289,915
Goodwill	1,577,455	1,491,833
Other intangible assets, net	665,667	560,136
Property and equipment, net	367,541	374,143
Deferred income taxes	26,252	30,428
Other	35,365	32,846
Total assets	$5,328,101	$5,779,301
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$685,178	$592,629
Current portion of long-term debt	—	61,784
Accounts payable and accrued liabilities	309,117	312,647
Settlement processing obligations	1,256,458	2,033,900
Income taxes payable	16,892	14,228
Total current liabilities	2,267,645	3,015,188
Long-term debt	1,915,803	1,678,283
Deferred income taxes	202,630	202,855
Other noncurrent liabilities	15,924	19,422
Total liabilities	4,402,002	4,915,748
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 129,362,187 issued and outstanding at November 30, 2015 and 130,557,676 issued and outstanding at May 31, 2015	—	—
Paid-in capital	132,401	148,742
Retained earnings	917,989	795,226
Accumulated other comprehensive loss	(245,234)	(185,992)
Total Global Payments shareholders’ equity	805,156	757,976
Noncontrolling interests	120,943	105,577
Total equity	926,099	863,553
Total liabilities and equity	$5,328,101	$5,779,301
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	November 30, 2015	November 30, 2014
Cash flows from operating activities:
Net income	$176,126	$169,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	35,697	33,055
Amortization of acquired intangibles	41,809	36,117
Share-based compensation expense	13,472	9,145
Provision for operating losses and bad debts	11,257	7,432
Deferred income taxes	2,900	(982)
Other, net	2,198	(387)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(4,271)	17,521
Claims receivable	(18,723)	(4,881)
Settlement processing assets and obligations, net	208,446	(13,778)
Prepaid expenses and other assets	(14,097)	3,903
Accounts payable and other liabilities	(3,329)	(31,503)
Income taxes payable	2,585	1,604
Net cash provided by operating activities	454,070	226,936
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(241,934)	(223,651)
Capital expenditures	(36,246)	(33,290)
Principal collections on financing receivables	—	219
Net proceeds from sales of investments and business	—	10,528
Net cash used in investing activities	(278,180)	(246,194)
Cash flows from financing activities:
Net borrowings on lines of credit	101,464	90,593
Proceeds from issuance of long-term debt	3,030,175	1,080,000
Principal payments of long-term debt	(2,852,175)	(872,679)
Payment of debt issuance costs	(4,934)	—
Repurchase of common stock	(71,748)	(179,724)
Proceeds from stock issued under share-based compensation plans	6,317	17,099
Common stock repurchased - share-based compensation plans	(11,579)	(15,705)
Tax benefit from share-based compensation plans	6,521	3,599
Purchase of subsidiary shares from noncontrolling interest	(7,550)	—
Distributions to noncontrolling interests	(8,158)	(15,485)
Dividends paid	(2,602)	(2,693)
Net cash provided by financing activities	185,731	105,005
Effect of exchange rate changes on cash	(23,903)	(23,150)
Increase in cash and cash equivalents	337,718	62,597
Cash and cash equivalents, beginning of the period	650,739	581,872
Cash and cash equivalents, end of the period	$988,457	$644,469
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2015	130,558	$148,742	$795,226	$(185,992)	$757,976	$105,577	$863,553
Net income			165,418		165,418	10,708	176,126
Other comprehensive loss, net of tax				(59,242)	(59,242)	(4,372)	(63,614)
Stock issued under share-based compensation plans	1,079	6,317			6,317		6,317
Common stock repurchased - share-based compensation plans	(630)	(11,997)			(11,997)		(11,997)
Tax benefit from share-based compensation, net		6,521			6,521		6,521
Share-based compensation expense		13,472			13,472		13,472
Purchase of subsidiary shares from noncontrolling interest		(11)			(11)	(7,539)	(7,550)
Distributions to noncontrolling interests					—	(8,158)	(8,158)
Contribution of subsidiary shares to noncontrolling interest as consideration in business combination		4,673			4,673	24,727	29,400
Repurchase of common stock	(1,645)	(35,316)	(40,053)		(75,369)		(75,369)
Dividends paid ($0.02 per share)			(2,602)		(2,602)		(2,602)
Balance at November 30, 2015	129,362	$132,401	$917,989	$(245,234)	$805,156	$120,943	$926,099
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2014	137,692	$183,023	$815,980	$(1,776)	$997,227	$135,572	$1,132,799
Net income			150,147		150,147	19,543	169,690
Other comprehensive loss, net of tax				(100,950)	(100,950)	(12,059)	(113,009)
Stock issued under share-based compensation plans	1,882	17,099			17,099		17,099
Common stock repurchased - share-based compensation plans	(632)	(6,976)			(6,976)		(6,976)
Tax benefit from employee share-based compensation, net		3,599			3,599		3,599
Share-based compensation expense		9,145			9,145		9,145
Distributions to noncontrolling interests					—	(15,485)	(15,485)
Repurchase of common stock	(4,880)	(61,471)	(110,462)		(171,933)		(171,933)
Dividends paid ($0.02 per share)			(2,693)		(2,693)		(2,693)
Balance at November 30, 2014	134,062	$144,419	$852,972	$(102,726)	$894,665	$127,571	$1,022,236
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

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated balance sheet as of May 31, 2015 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2015 but does not include all disclosures required by GAAP.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made.  These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2015.

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

Stock split— Our board of directors declared a two-for-one stock split effected in the form of a stock dividend of one additional share of common stock for each outstanding share of common stock (the "Stock Split"). The stock dividend was paid on November 2, 2015 to all shareholders of record as of October 21, 2015. Common share and per share data in the consolidated financial statements and in the notes to our consolidated financial statements for prior periods have been adjusted to reflect the Stock Split, except for authorized common shares which were not affected.

New accounting pronouncements— From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standards setting bodies that may affect our current and/or future financial statements when adopted.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. We adopted this ASU during the three months ended November 30, 2015 and, as a result, have presented prior-period amounts for deferred income taxes in a manner that conforms to the current-period presentation.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to prior reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes to the financial statements. We adopted this ASU during the three months ended August 31, 2015. Accordingly, we applied the amendments in this update to the measurement period adjustments made during the six months ended November 30, 2015 with no material effect on prior-period or current-period earnings. See "Note 3—Business Intangible Asset Acquisition and Joint Ventures" for more information regarding adjustments to provisional amounts that occurred during the six months ended November 30, 2015.

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. In August 2015, the FASB issued ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

We adopted both ASUs as of June 1, 2015, electing to continue to present debt issuance costs related to our revolving credit facilities as an asset, and as a result, have presented prior-period amounts for debt issuance costs related to our term loans in a manner that conforms to the current-period presentation. The adoption of this standard did not affect our results of operations or cash flows in either the current or prior interim or annual periods. See "Note 6—Long-Term Debt and Credit Facilities" for more information about the presentation of debt issuance costs.

Recently Issued Pronouncements Not Yet Adopted

In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. We are evaluating the effect of ASU 2015-05 on our consolidated financial statements and internal controls over financial reporting and have not yet adopted the new standard.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or cumulative effect transition method. The standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are evaluating the impact of ASU 2014-09 on our consolidated financial statements and internal controls over financial reporting.

NOTE 2—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of November 30, 2015 and May 31, 2015, settlement processing assets and obligations consisted of the following (in thousands):

	November 30, 2015	May 31, 2015
Settlement processing assets:
Interchange reimbursement	$148	$186,660
Receivable from member sponsors	254,635	294,837
Receivable from networks	1,147,397	1,919,148
Exception items	2,019	4,920
Merchant reserves	(285)	(10,743)
	$1,403,914	$2,394,822

Settlement processing obligations:
Interchange reimbursement	$238,314	$68,444
Liability to member sponsors	(209,034)	(628)
Liability to merchants	(1,135,070)	(1,931,390)
Exception items	10,334	5,331
Merchant reserves	(159,370)	(169,442)
Reserve for operating losses	(1,316)	(1,286)
Reserve for sales allowances	(316)	(4,929)
	$(1,256,458)	$(2,033,900)

NOTE 3—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS AND JOINT VENTURES

Fiscal 2016

FIS Gaming Business

On September 30, 2014, we entered into an asset purchase agreement with Certegy Check Services, Inc., a wholly owned subsidiary of Fidelity National Information Services, Inc. ("FIS"), to acquire substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"), which consisted primarily of customer contracts. On June 1, 2015, we completed the acquisition, which included approximately 260 gaming client locations, for $237.5 million funded from borrowings on our revolving credit facility and cash on hand. We acquired the FIS Gaming Business to expand our direct distribution and service offerings in the gaming industry. This transaction was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Due to the timing of this transaction, we have not finalized the valuation of the intangible assets acquired; however, certain adjustments to estimated fair value were recorded during the three months ended November 30, 2015 based on new information obtained that existed as of the acquisition date. The adjustments associated with the revised valuation are detailed in the table below. FASB Accounting Standards Codification ("ASC") 805, "Business Combinations," as amended by ASU 2015-16, requires than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Measurement-period adjustments, which are reflected in the table below, had no material effect on earnings or other comprehensive income for the current or prior periods.

Acquisition costs associated with this business combination were not material. The revenue and earnings associated with the acquired business for the year ending May 31, 2016 are not expected to be material nor were the historical revenue and earnings of the acquired business material for the purpose of presenting pro forma information for the current or prior-year periods.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as originally determined and as revised for measurement period adjustments, including a reconciliation to the total purchase consideration, are as follows (in thousands):

	As Previously Determined	Measurement Period Adjustments	Revised

Customer-related intangible assets	$135,200	$8,200	$143,400
Liabilities	(150)	—	(150)
Total identifiable net assets	135,050	8,200	143,250
Goodwill	102,450	(8,200)	94,250
Total purchase consideration	$237,500	$—	$237,500

Goodwill arising from the acquisition was included in the North America segment and was attributable to expected growth opportunities, including cross-selling opportunities at existing and acquired gaming client locations, operating synergies in the gaming business and assembled workforce. Goodwill associated with this acquisition is deductible for income tax purposes. The customer-related intangible assets have an estimated amortization period of 15 years.

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

Venture with Bank of the Philippine Islands

We provide merchant acquiring services in the Philippines through our subsidiary, Global Payments Asia-Pacific Philippines Incorporated ("GP Philippines"). On August 3, 2015, we made a cash payment of $3.6 million and contributed a 49% ownership interest in GP Philippines to Bank of the Philippines ("BPI") in return for BPI's contribution of its merchant acquiring business to GP Philippines, in which we have retained a controlling 51% interest.

The acquisition of BPI's merchant acquiring business was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The estimated total purchase consideration paid for BPI's merchant acquiring business was $33.0 million, consisting of $3.6 million in cash and an estimated acquisition-date fair value of $29.4 million in shares of GP Philippines. Due to the timing of this transaction, we have not finalized the valuation of shares issued to BPI for the noncontrolling interest or the intangible assets acquired and, therefore, we have recorded provisional estimated amounts.

Central and Eastern European Venture

On July 27, 2015, we announced an agreement with CaixaBank, S.A. ("CaixaBank") and Erste Group Bank AG (“Erste Group”) to form a venture to provide merchant acquiring and payment services in three Central and Eastern European markets: the Czech Republic, the Slovak Republic and Romania. As part of the agreement, Global Payments and CaixaBank will form an entity, in which we will have a 51% controlling interest. This newly formed entity will pay €30 million ($32 million equivalent as of November 30, 2015) in cash to acquire a 51% controlling ownership in the venture with Erste Group, which will contribute its existing merchant acquiring businesses in each of the three countries to the venture and hold a 49% interest. The transaction is expected to close in the second half of fiscal 2016, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

Fiscal 2015

Realex Payments

On March 25, 2015, we acquired approximately 95% of the outstanding shares of Pay and Shop Limited for €110.2 million in cash ($118.9 million equivalent as of March 25, 2015) funded from borrowings on our revolving credit facility. Pay and Shop Limited, which does business as Realex Payments ("Realex"), is a leading European online payment gateway technology provider based in Dublin, Ireland. This transaction furthers our strategy to provide omnichannel solutions that combine gateway services, payment service provisioning and merchant acquiring across Europe. This transaction was accounted for as a business combination. We recorded the assets acquired, liabilities assumed and noncontrolling interest at their estimated fair values as of the acquisition date.

The estimated acquisition date fair values of the assets acquired, liabilities assumed and the noncontrolling interest, including a reconciliation to the total purchase consideration, are as follows (in thousands):

Cash	$4,082
Customer-related intangible assets	16,079
Acquired technology	39,820
Trade name	3,453
Other intangible assets	399
Other assets	6,213
Liabilities	(3,479)
Deferred income tax liabilities	(7,216)
Total identifiable net assets	59,351
Goodwill	66,809
Noncontrolling interest	(7,280)
Total purchase consideration	$118,880

Goodwill arising from the acquisition was included in the Europe segment and was attributable to expected growth opportunities in Europe, potential synergies from combining our existing business with gateway services and payment service provisioning in certain markets and an assembled workforce to support the newly acquired technology. Goodwill associated with this acquisition is not deductible for income tax purposes. The customer-related intangible assets have an estimated amortization period of 16 years. The acquired technology has an estimated amortization period of 10 years. The trade name has an estimated amortization period of 7 years.

On October 5, 2015, we paid €6.7 million ($7.5 million equivalent as of October 5, 2015) to acquire the remaining shares of Realex after which we own 100% of the outstanding shares.

Ezidebit

On October 10, 2014, we completed the acquisition of 100% of the outstanding stock of Ezi Holdings Pty Ltd ("Ezidebit") for AUD 302.6 million ($266.0 million equivalent as of the acquisition date). This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its services through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings. This transaction was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Certain adjustments to estimated fair value were recorded during the six months ended November 30, 2015 based on new information obtained that existed as of the acquisition date. During the measurement period, management determined that deferred income taxes should be reflected for certain nondeductible intangible assets. Measurement-period adjustments, which are reflected in the table below, had no material effect on earnings or other comprehensive income for the current or prior periods.

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as originally determined and as revised for measurement period adjustments, including a reconciliation to the total purchase consideration, are as follows (in thousands):

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

Goodwill arising from the acquisition was included in the Asia-Pacific segment and was attributable to expected future growth opportunities in Australia and New Zealand, growth and expansion of integrated payments in the Asia-Pacific region, economies of scale in our existing Asia-Pacific business and an assembled workforce. Neither the goodwill nor the customer-related intangible assets associated with this acquisition are deductible for income tax purposes. The customer-related intangible assets have an estimated amortization period of 15 years. The acquired technology has an estimated amortization period of 15 years. The trade name has an estimated amortization period of 5 years.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of November 30, 2015 and May 31, 2015, goodwill and other intangible assets consisted of the following (in thousands):

	November 30, 2015	May 31, 2015

Goodwill	$1,577,455	$1,491,833
Other intangible assets:
Customer-related intangible assets	$859,745	$718,011
Contract-based intangible assets	129,399	130,874
Acquired technologies	90,378	93,194
Trademarks and trade names	9,948	10,777
	1,089,470	952,856
Less accumulated amortization:
Customer-related intangible assets	365,507	342,488
Contract-based intangible assets	40,658	37,286
Acquired technologies	12,716	8,509
Trademarks and trade names	4,922	4,437
	423,803	392,720
	$665,667	$560,136

The following table sets forth the changes in the carrying amount of goodwill for the six months ended November 30, 2015 (in thousands):

	North America	Europe	Asia-Pacific	Total

Balance at May 31, 2015	$779,734	$485,921	$226,178	$1,491,833
Goodwill acquired	102,450	—	16,500	118,950
Effect of foreign currency translation	(5,386)	(17,054)	(13,880)	(36,320)
Measurement-period adjustments	(8,200)	(411)	11,603	2,992
Balance at November 30, 2015	$868,598	$468,456	$240,401	$1,577,455

There were no accumulated impairment losses as of November 30, 2015 or May 31, 2015.

NOTE 5—OTHER ASSETS

On November 2, 2015, Visa Inc. (“Visa”) announced a proposed acquisition of Visa Europe Limited (“VE”) that is currently expected to close during our fourth quarter of fiscal 2016. Through certain of our subsidiaries in Europe, we are a member and shareholder of VE. Our member interests in VE are accounted for using the cost method of accounting. The preliminary estimate of the upfront consideration we will receive consists of cash of €30 million ($31.7 million equivalent at November 30, 2015) and Visa preferred stock which is convertible into Visa common shares with an approximate value of $21.4 million as of the announcement date. We could also receive contingent earn-out consideration. The amount and composition of the total consideration are not final and could be amended. In addition, approximately €23 million, or $24.3 million equivalent at November 30, 2015, of the cash consideration could be refundable, and the conversion factor of the preferred shares could be adjusted down based on the outcome of potential litigation in the United Kingdom and elsewhere in Europe such that the number of shares ultimately received could be as low as zero.

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITIES

As of November 30, 2015 and May 31, 2015, long-term debt consisted of the following (in thousands):

	November 30, 2015	May 31, 2015

Term loan:
$1,750,000 face amount (less unamortized debt issuance costs of $4,697) at November 30, 2015 and $1,234,375 face amount (less unamortized debt issuance costs of $2,433) at May 31, 2015	$1,745,303	$1,231,942
Revolving credit facility	170,500	508,125
Total long-term debt	1,915,803	1,740,067
Less current portion of long-term debt ($62,500 face amount less unamortized debt issuance costs of $716 at May 31, 2015)	—	61,784
Long-term debt, excluding current portion	$1,915,803	$1,678,283

Maturity requirements on long-term debt as of November 30, 2015 by fiscal year are as follows (in thousands):

2016	$—
2017	—
2018	131,250
2019	175,000
2020 and thereafter	1,614,250
Total	$1,920,500

On July 31, 2015, we entered into a second amended and restated term loan agreement (the “Term Loan Agreement”) and a second amended and restated credit agreement (the “Revolving Credit Facility Agreement” and, together with the Term Loan Agreement, the “Agreements”), each with a syndicate of financial institutions. The Term Loan Agreement and the Revolving Credit Facility Agreement amended and restated our prior term loan agreement and revolving credit facility agreement, each dated February 28, 2014.

The Term Loan Agreement provides for a five-year senior unsecured $1.75 billion term loan (the “Term Loan”), and the Revolving Credit Facility Agreement provides for a senior unsecured $1.25 billion revolving credit facility (the “Revolving Credit Facility”). The available borrowings under the Revolving Credit Facility may be increased, at our option, by up to an additional $500 million, subject to our receipt of increased or new commitments from lenders and the satisfaction of certain conditions.

Pursuant to the Term Loan Agreement, the Term Loan must be repaid in equal quarterly installments of $43.8 million commencing in November 2017 and ending in May 2020, with the remaining principal balance due upon maturity in July 2020; provided, however, that the Term Loan may be prepaid without penalty. Each of the Agreements provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of November 30, 2015, the interest rate on the Term Loan was 1.73%.

As of November 30, 2015, the outstanding balance on the Revolving Credit Facility was $170.5 million, and the interest rate was 1.66%. The Revolving Credit Facility allows us to issue standby letters of credit of up to $100 million in the aggregate. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At November 30, 2015, we had standby letters of credit of $9.3 million. The total available incremental borrowings under our Revolving Credit Facility at November 30, 2015 was $424.7 million. We are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility Agreement expires in July 2020.

Upon the closing of the Term Loan and the Revolving Credit Facility, which occurred on July 31, 2015, we used the proceeds of approximately $2.0 billion to repay the outstanding balances on our previously existing term loan and revolving credit facility together with accrued interest and fees on each.

We incurred fees and expenses associated with these new arrangements of approximately $4.9 million. The portion of the debt issuance costs related to the Revolving Credit Facility are included in prepaid expenses and other current assets and other noncurrent assets in our consolidated balance sheets at November 30, 2015. The portion of the debt issuance costs related to the Term Loan are reported as a reduction to the carrying amount of the debt. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the Agreements.

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

Lines of Credit

We have lines of credit with banks in the United States and Canada as well as several countries in Europe and in the Asia-Pacific region where we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining the available credit. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit, while the net position is less than the credit limit. As of November 30, 2015 and May 31, 2015, a total of $115.6 million and $193.2 million, respectively, of cash on deposit was used to determine the available credit.

As of November 30, 2015 and May 31, 2015, respectively, we had $685.2 million and $592.6 million outstanding under these lines of credit with additional capacity of $574.7 million as of November 30, 2015 to fund settlement. The weighted-average interest rate on these borrowings was 1.70% and 1.50% at November 30, 2015 and May 31, 2015, respectively. We are required to pay commitment fees on unused portions of the lines of credit.

Compliance with Covenants

The Agreements include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00, or up to 3.75 to 1.00 if we were to complete an acquisition, subject to certain conditions, and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. The Agreements and lines of credit also include various other covenants that are customary in such borrowings. We complied with all applicable covenants as of and for the six months ended November 30, 2015.

Interest Rate Swap Agreements

We have interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. A $500 million notional interest rate swap agreement, which became effective on October 31, 2014, effectively converted $500 million of our variable-rate debt to a fixed rate of 1.52% plus a leverage-based margin and will mature on February 28, 2019. A $250 million notional interest rate swap, which became effective on August 28, 2015, effectively converted $250 million of our variable-rate debt to a fixed rate of 1.34% plus a leverage-based margin and will mature on July 31, 2020.

Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income, except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the three and six months ended November 30, 2015, there was no ineffectiveness. The fair values of the interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included within the consolidated balance sheets (in thousands):

	Consolidated Balance Sheet Location	November 30, 2015	May 31, 2015
Interest rate swap ($250 million notional)	Other assets	$196	$—
Interest rate swap ($500 million notional)	Accounts payable and accrued liabilities	$6,152	$6,157

The table below presents the effects of our interest rate swaps on the consolidated statements of income and other comprehensive income for the three and six months ended November 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Derivatives in cash flow hedging relationships:
Amount of loss recognized in other comprehensive income	$3,968	$4,419	$4,000	$4,419
Amount of loss recognized in interest expense	$2,467	$531	$4,201	$531

At November 30, 2015, the amount in accumulated other comprehensive income related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $6.8 million.

Interest Expense

Interest expense was $13.4 million and $10.4 million for the three months ended November 30, 2015 and 2014, respectively. Interest expense was $26.8 million and $18.9 million for the six months ended November 30, 2015 and 2014, respectively. Interest expense is comprised primarily of interest on our long-term debt and lines of credit. Interest expense also includes settlements on our interest rate swaps, amortization of deferred debt issuance costs and commitment fees on the unused portions of our Revolving Credit Facility and lines of credit.

NOTE 7—INCOME TAX

Our effective income tax rates were 24.7% and 25.8% for the three months ended November 30, 2015 and November 30, 2014, respectively. Our effective income tax rates were 25.4% and 26.1% for the six months ended November 30, 2015 and November 30, 2014, respectively. Our effective income tax rates differ from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower income tax rates.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world, including, without limitation, the United States, the United Kingdom and Canada. We are no longer subject to state income tax examinations for years ended on or before May 31, 2008 and are no longer subject to U.S. federal income tax examinations for fiscal years prior to 2012 and U.K. federal income tax examinations for years ended on or before May 31, 2013, and Canada federal income tax examinations for years ended on or before May 31, 2012.

NOTE 8—SHAREHOLDERS’ EQUITY

On April 10, 2015, we entered into an accelerated share repurchase program (the ''ASR'') with a financial institution to repurchase an aggregate of $100 million of our common stock. In exchange for an up-front payment of $100 million, the financial institution committed to deliver a number of shares during the ASR's purchase period, which ended on June 16, 2015. On April 14, 2015, 1,630,988 shares were initially delivered to us. At May 31, 2015, we accounted for the variable component of remaining shares to be delivered under the ASR as a forward contract indexed to our common stock which met all of the applicable criteria for equity classification. On June 16, 2015, an additional 324,742 shares were delivered to us. The total number of shares delivered under the ASR was 1,955,730 shares at an average price of $51.13 per share.

In addition to the ASR, we repurchased and retired 625,573 and 1,320,563 shares of our common stock at a cost of $37.5 million and $75.4 million, or an average cost of $59.87 and $57.07 per share, including commissions, during the three and six months ended November 30, 2015, respectively. During the three and six months ended November 30, 2014, we repurchased and retired 1,313,848 and 4,879,012 shares of our common stock at a cost of $47.4 million and $171.9 million, or an average cost of $36.11 and $35.23 per share, including commissions. As of November 30, 2015, we had a remaining authorized amount of $327.5 million for share repurchases.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Share-based compensation expense	$7,005	$5,079	$13,472	$9,145
Income tax benefit	$2,279	$1,720	$4,637	$2,824

Share-Based Awards

The following table summarizes the changes in unvested share-based awards for the six months ended November 30, 2015 (shares in thousands):

	Shares	Weighted-Average Grant-Date Fair Value

Unvested at May 31, 2015	1,848	$29
Granted	450	57
Vested	(620)	27
Forfeited	(37)	32
Unvested at November 30, 2015	1,641	$37

The total fair value of share-based awards vested during the six months ended November 30, 2015 and November 30, 2014 was $17.6 million and $14.6 million, respectively.

For these share-based awards, we recognized compensation expense of $6.4 million and $4.7 million during the three months ended November 30, 2015 and November 30, 2014, respectively. We recognized compensation expense of $12.6 million and $8.5 million during the six months ended November 30, 2015 and November 30, 2014, respectively. As of November 30, 2015, there was $52.0 million of unrecognized compensation expense related to unvested share-based awards that we expect to recognize over a weighted-average period of 2.30 years.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which the sale of 4.8 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. The price for shares purchased under the plan is 85% of the market value on the last day of each calendar quarter. As of November 30, 2015, 2.3 million shares had been issued under this plan, with 2.5 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.2 million and $0.1 million in the three months ended November 30, 2015 and November 30, 2014, respectively. We recognized compensation expense for the plan of $0.3 million and $0.3 million in the six months ended November 30, 2015 and November 30, 2014, respectively.

The weighted-average grant-date fair value of each designated share purchased under this plan during the six months ended November 30, 2015 and November 30, 2014 was approximately $7 and $4, respectively, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value on the date of grant and have a term of ten years. Stock options granted before fiscal 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during fiscal 2015 and thereafter vest in equal installments on each of the first three anniversaries of the grant date. During the six months ended November 30, 2015 and November 30, 2014, we granted 0.1 million and 0.4 million stock options, respectively. Our stock option plans provide for accelerated vesting under certain conditions.

The following is a summary of our stock option activity as of and for the six months ended November 30, 2015:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at May 31, 2015	894	$26	5.2	$23.9
Granted	145	56
Forfeited	(6)	16
Exercised	(128)	23
Outstanding at November 30, 2015	905	$31	5.7	$37.3

Options vested and exercisable at November 30, 2015	586	$23	4.0	$28.6

We recognized compensation expense for stock options of $0.4 million and $0.2 million during the three months ended November 30, 2015 and November 30, 2014, respectively. We recognized compensation expense for stock options of $0.6 million and $0.3 million during the six months ended November 30, 2015 and November 30, 2014, respectively. The aggregate intrinsic value of stock options exercised during the six months ended November 30, 2015 and November 30, 2014 was $4.8 million and $10.4 million, respectively. As of November 30, 2015, we had $3.3 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.3 years.

The weighted-average grant-date fair value of each stock option granted during the six months ended November 30, 2015 and November 30, 2014 was $16 and $9, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended
	November 30, 2015	November 30, 2014
Risk-free interest rate	1.62%	1.57%
Expected volatility	28.65%	23.65%
Dividend yield	0.10%	0.13%
Expected life (years)	5	5

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

NOTE 10—EARNINGS PER SHARE

Basic earnings per share is computed by dividing reported net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on earnings per share. For the six months ended November 30, 2015, the diluted share base excluded 0.1 million shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. There were no such antidilutive stock options for the three months ended November 30, 2015 and November 30, 2014 and the six months ended November 30, 2014.

The following table sets forth the computation of diluted weighted-average shares outstanding for the three and six months ended November 30, 2015 and November 30, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Basic weighted-average shares outstanding	129,505	134,754	129,919	135,528
Plus: Dilutive effect of stock options and other share-based awards	848	720	833	830
Diluted weighted-average shares outstanding	130,353	135,474	130,752	136,358

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss were as follows for the three months ended November 30, 2015 and November 30, 2014 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss

Balance at August 31, 2014	$(15,992)	$—	$(3,359)	$(19,351)
Other comprehensive loss, net of income tax	(80,930)	(2,445)	—	(83,375)
Balance at November 30, 2014	$(96,922)	$(2,445)	$(3,359)	$(102,726)

Balance at August 31, 2015	$(206,124)	$(2,794)	$(3,809)	$(212,727)
Other comprehensive loss, net of income tax	(31,568)	(939)	—	(32,507)
Balance at November 30, 2015	$(237,692)	$(3,733)	$(3,809)	$(245,234)

Other comprehensive loss attributable to noncontrolling interest, which relates only to foreign currency translation, was $6.3 million and $6.9 million for the three months ended November 30, 2015 and November 30, 2014, respectively.

The changes in the accumulated balances for each component of other comprehensive loss were as follows for the six months ended November 30, 2015 and November 30, 2014 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss

Balance at May 31, 2014	$1,583	$—	$(3,359)	$(1,776)
Other comprehensive loss, net of income tax	(98,505)	(2,445)	—	(100,950)
Balance at November 30, 2014	$(96,922)	$(2,445)	$(3,359)	$(102,726)

Balance at May 31, 2015	$(178,309)	$(3,874)	$(3,809)	$(185,992)
Other comprehensive income (loss), net of income tax	(59,383)	141	—	(59,242)
Balance at November 30, 2015	$(237,692)	$(3,733)	$(3,809)	$(245,234)

Other comprehensive loss attributable to noncontrolling interest, which relates only to foreign currency translation, was $4.4 million and $12.1 million for the six months ended November 30, 2015 and November 30, 2014, respectively.

NOTE 12—SEGMENT INFORMATION

General Information

We are a leading worldwide provider of payment technology services delivering innovative solutions to our customers. Our partnerships, technologies and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types. We distribute our services across a variety of channels to merchants and partners in 29 countries throughout North America, Europe, the Asia-Pacific region and an equity method investment in Brazil. Commencing with fiscal 2016, we began reporting based on realigned segments (North America, Europe and Asia-Pacific) due to international investment and a realigned management structure. As a result, we have presented prior year segment data in a manner that conforms to our current year presentation.

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

Information on segments and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and six months ended November 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Revenues:
North America	$511,335	$488,776	$1,042,192	$992,782
Europe	158,016	159,974	326,373	322,762
Asia-Pacific	52,999	48,541	102,581	86,642
Consolidated revenues	$722,350	$697,291	$1,471,146	$1,402,186

Operating income (loss):
North America	$79,121	$74,246	$162,635	$152,183
Europe(1)	62,012	64,563	134,745	131,608
Asia-Pacific	11,857	11,880	24,089	18,437
Corporate	(29,825)	(26,705)	(60,532)	(53,846)
Consolidated operating income	$123,165	$123,984	$260,937	$248,382

Depreciation and amortization:
North America	$24,222	$20,441	$47,965	$40,918
Europe	9,921	10,072	20,265	21,108
Asia-Pacific	3,358	2,494	6,415	3,948
Corporate	1,248	1,598	2,861	3,198
Consolidated depreciation and amortization	$38,749	$34,605	$77,506	$69,172

(1) During the six months ended November 30, 2014, operating income for the Europe segment included a $2.9 million gain on the sale of a component of our Russia business that leased automated teller machines to our sponsor bank in Russia. The gain is included in selling, general and administrative expenses in the consolidated statement of income for the six months ended November 30, 2014.

NOTE 13—SUBSEQUENT EVENT

On December 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Heartland Payment Systems, Inc., a Delaware corporation (“Heartland”), pursuant to which we will acquire Heartland in a cash-and-stock transaction. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, as a result of the transaction, each outstanding share of Heartland’s common stock will be converted into the right to receive $53.28 in cash and 0.6687 shares of our common stock, which at December 15, 2015 represented a transaction value of $4.3 billion, or $100.00 per share of Heartland’s common stock.

Concurrently with the signing of the Merger Agreement, we entered into a debt commitment letter for secured financing of up to $4.78 billion, the proceeds of which will be used, among other things, to (i) amend, backstop, refinance or replace certain of our existing credit facilities, (ii) repay certain portions of Heartland’s existing indebtedness and (iii) to finance, in part, the acquisition costs. We expect the merger to close in our fiscal 2016 fourth quarter, subject to regulatory approval and customary closing conditions, as well as approval by Heartland’s shareholders.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2015. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future, including, without limitation, our proposed acquisition of Heartland Payment Systems, Inc. ("Heartland"). Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. See “Forward-Looking Statements” below for additional information.

During the three months ended November 30, 2015, our board of directors declared a two-for-one stock split in the form of a stock dividend of one additional share of common stock for each outstanding share of common stock (the “Stock Split”). The stock dividend was paid on November 2, 2015. As a result, all share and per share information presented herein has been retrospectively adjusted for the Stock Split.

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

On December 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Heartland pursuant to which we will acquire Heartland in a cash-and-stock transaction. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, as a result of the transaction, each outstanding share of Heartland’s common stock will be converted into the right to receive $53.28 in cash and 0.6687 shares of our common stock, which at December 15, 2015 represented a transaction value of $4.3 billion, or $100.00 per share of Heartland’s common stock. Concurrently with the signing of the Merger Agreement, we entered into a debt commitment letter for secured financing of up to $4.78 billion, the proceeds of which will be used, among other things, to (i) amend, backstop, refinance or replace certain of our existing credit facilities, (ii) repay certain portions of Heartland’s existing indebtedness and (iii) to finance, in part, the acquisition costs. We expect the merger to close in our fiscal 2016 fourth quarter, subject to regulatory approval and customary closing conditions, as well as approval by Heartland’s shareholders.

On November 2, 2015, Visa Inc. (“Visa”) announced a proposed acquisition of Visa Europe Limited (“VE”) that is currently expected to close during our fourth quarter of fiscal 2016. Through certain of our subsidiaries in Europe, we are a member and shareholder of VE. The preliminary estimate of the upfront consideration we will receive consists of cash of €30 million ($31.7 million equivalent at November 30, 2015) and Visa preferred stock, which is convertible into Visa common shares with an approximate value of $21.4 million as of the announcement date. We could also receive contingent earn-out consideration. The amount and composition of the total consideration are not final and could be amended. In addition, certain cash consideration could be refundable and the conversion factor of the preferred shares could be adjusted down as low as zero based on the outcome of potential litigation. See "Note 5-Other Assets" in the notes to the accompanying unaudited consolidated financial statements for further discussion.

Highlights related to our financial condition and results of operations for the three and six months ended November 30, 2015 are provided below:

•	Consolidated revenues increased by 3.6% to $722.4 million in the three months ended November 30, 2015 compared to the prior year period and consolidated revenues increased by 4.9% to $1.5 billion in the six months ended November 30, 2015 compared to the prior year period despite the unfavorable effect of currency fluctuations of $36.0 million and $82.7 million, respectively;

•
Consolidated operating income was $123.2 million for the three months ended November 30, 2015 compared to $124.0 million for the prior year period, and our operating margin was 17.1% compared to 17.8% for the prior year period. Consolidated operating income was $260.9 million for the six months ended November 30, 2015 compared to $248.4 million for the prior year period, and our operating margin was 17.7% in both periods. The contribution of the revenue growth in local currency was partially offset by the unfavorable effect of currency fluctuation of $13.3 million and $31.8 million for the three and six months ended November 30, 2015, respectively;

•
Net income attributable to Global Payments increased by $4.0 million, or 5.3%, to $78.8 million for the three months ended November 30, 2015 from $74.8 million in the prior year period, and diluted earnings per share increased $0.05, or 9.1%, to $0.60 from $0.55 in the prior year period. Net income attributable to Global Payments increased by $15.3 million, or 10.2%, to $165.4 million for the six months ended November 30, 2015 from $150.1 million in the prior year period, and diluted earnings per share increased $0.17, or 15.5%, to $1.27 from $1.10 in the prior year period;

•	We completed a refinancing of our long-term debt that expanded our debt capacity to $3 billion in the aggregate and lowered our borrowing rates; and

•	We effected the two-for-one Stock Split.

Acquisitions

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

Central and Eastern European Venture

On July 27, 2015, we announced an agreement with CaixaBank, S.A. ("CaixaBank") and Erste Group Bank AG (“Erste Group”) to form a venture to provide merchant acquiring and payment services in three Central and Eastern European markets: the Czech Republic, the Slovak Republic and Romania. As part of the agreement, Global Payments and CaixaBank will form an entity, in which Global Payments will have a 51% controlling interest. This newly formed entity, to be included in our Europe segment, will pay €30 million ($32 million equivalent as of November 30, 2015) in cash to acquire a 51% controlling ownership in the venture with Erste Group, which will contribute its existing merchant acquiring businesses in each of the three countries to the venture and hold a 49% interest. The transaction is expected to close in the second half of fiscal 2016, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

See "Note 3—Business and Intangible Asset Acquisitions and Joint Ventures" in the notes to the accompanying unaudited consolidated financial statements for further discussion of these acquisitions.

Results of Operations

Commencing with fiscal 2016, we began reporting based on realigned segments (North America, Europe and Asia-Pacific) due to international investment and a realigned management structure. As a result, we have presented prior year segment data in a manner that conforms to our current year presentation.

The following table sets forth key selected financial data for the three months ended November 30, 2015 and November 30, 2014, this data as a percentage of total revenues, and the changes between the three months ended November 30, 2015 and November 30, 2014 in dollars and as a percentage of the prior year amount.

	Three Months Ended November 30, 2015	% of Revenue(1)	Three Months Ended November 30, 2014	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)
Revenues:
North America	$511,335	70.8%	$488,776	70.1%	$22,559	4.6%
Europe	158,016	21.9%	159,974	22.9%	(1,958)	(1.2)%
Asia-Pacific	52,999	7.3%	48,541	7.0%	4,458	9.2%
Total revenues	$722,350	100.0%	$697,291	100.0%	$25,059	3.6%

Consolidated operating expenses:
Cost of service	$270,565	37.5%	$257,796	37.0%	$12,769	5.0%
Selling, general and administrative	328,620	45.5%	315,511	45.2%	13,109	4.2%
Operating expenses	$599,185	82.9%	$573,307	82.2%	$25,878	4.5%

Operating income (loss):
North America	$79,121		$74,246		$4,875	6.6%
Europe	62,012		64,563		(2,551)	(4.0)%
Asia-Pacific	11,857		11,880		(23)	(0.2)%
Corporate	(29,825)		(26,705)		(3,120)	11.7%
Operating income	$123,165	17.1%	$123,984	17.8%	$(819)	(0.7)%

Operating margin:
North America	15.5%		15.2%		0.3%
Europe	39.2%		40.4%		(1.2)%
Asia-Pacific	22.4%		24.5%		(2.1)%
(1)Percentage amounts may not sum to the total due to rounding.

The following table sets forth key selected financial data for the six months ended November 30, 2015 and November 30, 2014, this data as a percentage of total revenues, and the changes between the six months ended November 30, 2015 and November 30, 2014 in dollars and as a percentage of the prior year amount.

	Six Months Ended November 30, 2015	% of Revenue(1)	Six Months Ended November 30, 2014	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)
Revenues:
North America	$1,042,192	70.8%	$992,782	70.8%	$49,410	5.0%
Europe	326,373	22.2%	322,762	23.0%	3,611	1.1%
Asia-Pacific	102,581	7.0%	86,642	6.2%	15,939	18.4%
Total revenues	$1,471,146	100.0%	$1,402,186	100.0%	$68,960	4.9%

Consolidated operating expenses:
Cost of service	$543,231	36.9%	$517,635	36.9%	$25,596	4.9%
Selling, general and administrative	666,978	45.3%	636,169	45.4%	30,809	4.8%
Operating expenses	$1,210,209	82.3%	$1,153,804	82.3%	$56,405	4.9%

Operating income (loss):
North America	$162,635		$152,183		$10,452	6.9%
Europe	134,745		131,608		3,137	2.4%
Asia-Pacific	24,089		18,437		5,652	30.7%
Corporate	(60,532)		(53,846)		(6,686)	12.4%
Operating income	$260,937	17.7%	$248,382	17.7%	$12,555	5.1%

Operating margin:
North America	15.6%		15.3%		0.3%
Europe	41.3%		40.8%		0.5%
Asia-Pacific	23.5%		21.3%		2.2%
(1)Percentage amounts may not sum to the total due to rounding.

Revenues

For the three months ended November 30, 2015, revenues increased by 3.6% compared to the prior year to $722.4 million despite the unfavorable effect of currency fluctuations of $36.0 million. For the six months ended November 30, 2015, revenues increased by 4.9% compared to the prior year to $1.5 billion, despite the unfavorable effect of currency fluctuations of $82.7 million.

North America Segment. For the three months ended November 30, 2015, revenues from our North America segment increased by $22.6 million, or 4.6%, compared to the prior year to $511.3 million. The increase was primarily due to growth in our U.S. direct distribution channels of $20.9 million, an increase in revenue from wholesale lines of business of $7.3 million and revenue growth in Canada in local currency. The growth in our U.S. direct distribution channels included additional revenue from the acquisition of the FIS Gaming Business and organic revenue growth from integrated solutions as well as revenues from new offerings, such as OptBlue for American Express Card® acceptance. For the three months ended November 30, 2015, Canada revenue decreased by $7.8 million from the prior year due to the unfavorable effect of currency fluctuations of $13.6 million.

For the six months ended November 30, 2015, revenues from our North America segment increased by $49.4 million, or 5.0%, compared to the prior year to $1.0 billion. The increase was primarily due to growth in our U.S. direct distribution channels of $50.9 million, an increase in revenue from wholesale lines of business of $16.3 million and revenue growth in Canada in local currency. The growth in our U.S. direct distribution channels included additional revenue from the acquisition of the FIS Gaming Business and organic revenue growth from integrated solutions as well as revenues from new offerings, such as OptBlue for American Express Card® acceptance. For the six months ended November 30, 2015, Canada revenue decreased by $19.1 million from the prior year due to the unfavorable effect of currency fluctuations in Canada of $27.7 million.

Europe Segment. For the three months ended November 30, 2015, Europe revenues decreased $2.0 million, or 1.2%, compared to the prior year to $158.0 million. The decrease reflects growth in local currencies, generally due to an increase in the number of card transactions and volume growth in the United Kingdom and Spain, offset by the unfavorable effect of currency fluctuations of $17.8 million.

For the six months ended November 30, 2015, Europe revenues increased by $3.6 million, or 1.1%, compared to the prior year to $326.4 million. The increase reflects growth in local currencies in the United Kingdom and Spain, partially offset by the unfavorable effect of currency fluctuations of $46.5 million.

Asia-Pacific Segment. For the three months ended November 30, 2015, Asia-Pacific revenues increased by $4.5 million, or 9.2%, compared to the prior year to $53.0 million. The increase was primarily due to the acquisition of Ezidebit, partially offset by the unfavorable effect of currency fluctuations of $4.6 million.

For the six months ended November 30, 2015, Asia-Pacific revenue increased $15.9 million, or 18.4%, compared to the prior year to $102.6 million. The increase was primarily due to the acquisition of Ezidebit, partially offset by the unfavorable effect of currency fluctuations of $8.5 million.

Operating Expenses

Cost of Service. Cost of service increased by 5.0% to $270.6 million for the three months ended November 30, 2015 and by 4.9% to $543.2 million for the six months ended November 30, 2015 compared to the prior year periods. As a percentage of revenue, cost of service increased to 37.5% for the three months ended November 30, 2015 from 37.0% for the three months ended November 30, 2014 and remained unchanged at 36.9% for the six months ended November 30, 2015 compared to the prior-year period. The increase in cost of service was driven primarily by an increase in the variable costs associated with our revenue growth.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 4.2% to $328.6 million for the three months ended November 30, 2015 and by 4.8% to $667.0 million for the six months ended November 30, 2015 compared to the prior-year periods. As a percentage of revenues, selling, general and administrative expenses increased slightly to 45.5% for the three months ended November 30, 2015 and decreased to 45.3% for the six months ended November 30, 2015. The increase in selling, general and administrative expenses was primarily due to additional costs to support the growth of our business.

Operating Income and Operating Margin for Segments

North America Segment. Operating income in our North America segment increased by 6.6% to $79.1 million for the three months ended November 30, 2015 and by 6.9% to $162.6 million for the six months ended November 30, 2015 compared to the prior-year periods despite the unfavorable effect of currency fluctuations of $7.1 million and $14.2 million for the three and six months ended November 30, 2015, respectively. The increase in operating income and operating margin was primarily due to revenue growth in our U.S. direct distribution channels.

Europe Segment. Operating income in our Europe segment decreased by 4.0% to $62.0 million for the three months ended November 30, 2015 and operating margin decreased by 1.2% compared to the prior year due to the unfavorable effect of currency fluctuations of $5.1 million.

Operating income in our Europe segment increased by 2.4% to $134.7 million for the six months ended November 30, 2015 compared to the prior year due to the effects of the revenue growth, in spite of the unfavorable effect of currency fluctuations of $15.5 million.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment decreased by 0.2% to $11.9 million for the three months ended November 30, 2015 and our operating margin in the region decreased by 2.1% compared to the prior year due to the unfavorable effect of currency fluctuations of $1.0 million.

Operating income in our Asia-Pacific segment increased by 30.7% to $24.1 million for the six months ended November 30, 2015 compared to the prior year despite the unfavorable effect of currency fluctuations of $2.1 million. The operating margin increased by 2.2% to 23.5% for the six months ended November 30, 2015. The increase in operating income and improvement in operating margin for the Asia-Pacific segment during the six months ended November 30, 2015 were largely due to our acquisition of Ezidebit, which has a higher operating margin than our legacy business in the region.

Corporate. Corporate expenses increased by 11.7% to $29.8 million for the three months ended November 30, 2015 compared to $26.7 million for the prior-year period, and by 12.4% to $60.5 million for the six months ended November 30, 2015 compared to $53.8 million. The increases in the three and six-month periods were primarily due to an increase in share-based compensation expense of $1.9 million and $4.3 million, respectively.

Other Income/Expense, Net

Interest and other income was relatively unchanged for the three and six months ended November 30, 2015. Interest and other expense increased $3.8 million and $6.0 million for the three and six months ended November 30, 2015 due to an increase in interest expense resulting from an increase in average balances outstanding under our debt facilities.

Provision for Income Taxes

Our effective income tax rates were 24.7% and 25.8% for the three months ended November 30, 2015 and November 30, 2014, respectively, and 25.4% and 26.1% for the six months ended November 30, 2015 and November 30, 2014, respectively.

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

On December 15, 2015, we entered into a Merger Agreement to acquire Heartland in a cash-and-stock transaction. The proposed merger is described in the “Executive Overview” section. Concurrently with the signing of the Merger Agreement, we entered into a debt commitment letter for secured financing of up to $4.78 billion, the proceeds of which will be used, among other things, to (i) amend, backstop, refinance or replace certain of our existing credit facilities, (ii) repay certain portions of Heartland’s existing indebtedness and (iii) to finance, in part, the acquisition costs. The anticipated borrowing arrangement would significantly increase our outstanding debt and interest expense.

At November 30, 2015, we had cash and cash equivalents totaling $988.5 million. Of this amount, we consider $216.1 million to be available cash. Available cash excludes settlement related and merchant reserve cash balances. Settlement related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement ("Merchant Reserves"). At November 30, 2015, our cash and cash equivalents included $159.7 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks.

Our available cash balance includes $170.1 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant effect on our liquidity.

Operating activities provided net cash of $454.1 million and $226.9 million for the six months ended November 30, 2015 and 2014, respectively. The increase in cash flow from operating activities was primarily due to an increase in cash from earnings and, during the six months ended November 30, 2015, a decrease in net settlement processing assets of $222.2 million. Fluctuations in settlement processing assets and obligations are largely due to timing of month-end.

Net cash used in investing activities was $278.2 million during the six months ended November 30, 2015 and $246.2 million in the prior year. During the six months ended November 30, 2015, we invested net cash of $241.1 million to acquire the FIS Gaming Business and the merchant acquiring business of BPI. We made capital expenditures of $36.2 million and $33.3 million during the six months ended November 30, 2015 and 2014, respectively. During fiscal 2016, we expect capital expenditures to approximate $105 million.

During the six months ended November 30, 2015, we also entered into an agreement to acquire merchant processing businesses in Central and Eastern Europe. We expect the agreement to close in the second half of fiscal 2016, subject to receipt of regulatory approvals and satisfaction of customary closing conditions. See "Note 3 - Business and Intangible Asset Acquisitions and Joint Ventures" in the notes to the accompanying unaudited consolidated financial statements for further discussion, including expected funding requirements.

Net cash provided by financing activities was $185.7 million and $105.0 million during the six months ended November 30, 2015 and 2014, respectively. On July 31, 2015, we refinanced our term loan and revolving credit facility as further discussed below under "Long-term Debt and Credit Facilities - Contractual Obligations." We used proceeds from the refinancing of approximately $2.0 billion to repay the outstanding balances on our previously existing term loan and revolving credit facility together with accrued interest and fees on each. During the six months ended November 30, 2015, net borrowings under long-term debt, including the refinancing, were $178.0 million compared to $207.3 million in the prior year. A portion of our borrowings during the six months ended November 30, 2015 were made to fund the acquisition of the FIS Gaming Business.

In addition, we used cash of $71.7 million and $179.7 million during the six months ended November 30, 2015 and 2014, respectively, to repurchase shares of our common stock.

We believe that our current level of cash and borrowing capacity under our debt facilities described below, together with future cash flows from operations and the committed financing for the Heartland acquisition, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Credit Facilities

As a result of a debt refinancing we completed on July 31, 2015, we have long-term debt comprised of a five-year senior unsecured $1.75 billion term loan (the “Term Loan”) and a senior unsecured $1.25 billion revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Agreement, the “Agreements”). The available borrowings under the Revolving Credit Facility may be increased, at our option, by up to an additional $500 million, subject to our receipt of increased or new commitments from lenders and the satisfaction of certain conditions.

The Term Loan must be repaid in equal quarterly installments of $43.8 million commencing in November 2017 and ending in May 2020, with the remaining principal balance due upon maturity in July 2020; provided, however, that the Term Loan may be prepaid without penalty. The Term Loan and the Revolving Credit Facility bear an interest rate, at our election, of either London

Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of November 30, 2015, the interest rate on the Term Loan was 1.73%.

As of November 30, 2015, the outstanding balance on the Revolving Credit Facility was $171 million, and the interest rate was 1.66%. The Revolving Credit Facility allows us to issue standby letters of credit of up to $100 million in the aggregate. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At November 30, 2015, we had standby letters of credit of $9.3 million. The total available incremental borrowings under our Revolving Credit Facility at November 30, 2015 was $424.7 million. We are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The Agreements expire in July 2020.

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

Lines of Credit

We have lines of credit with banks in the United States and Canada as well as several countries in Europe and in the Asia-Pacific region in which we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining the available credit. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit, while the net position is less than the credit limit. As of November 30, 2015 and May 31, 2015, a total of $115.6 million and $193.2 million, respectively, of cash on deposit was used to determine the available credit.

As of November 30, 2015 and May 31, 2015, respectively, we had $685.2 million and $592.6 million outstanding under these lines of credit with additional capacity as of November 30, 2015 of $574.7 million to fund settlement. The weighted-average interest rate on these borrowings was 1.70% and 1.50% at November 30, 2015 and May 31, 2015, respectively. We are required to pay commitment fees on unused portions of the lines of credit.

Compliance with Covenants

The Agreements include financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00, or up to 3.75 to 1.00 if we were to complete an acquisition, subject to certain conditions, and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. The Agreements and lines of credit also include various other covenants that are customary in such borrowings. We complied with all applicable covenants as of and for the six months ended November 30, 2015.

See "Note 6—Long-Term Debt and Credit Facilities" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our borrowing arrangements.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of November 30, 2015 (in thousands):

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years

Long-term debt	$1,920,500	$—	$218,750	$1,701,750	$—
Interest on long-term debt(1)	151,743	40,570	67,117	44,056	—
Lines of credit	685,178	685,178	—	—	—
Operating lease obligations(2)	62,054	13,490	23,066	16,818	8,680
Purchase obligations(3)	268,105	88,452	93,730	32,036	53,887
	$3,087,580	$827,690	$402,663	$1,794,660	$62,567

(1) Interest on long-term debt is based on rates effective and amounts borrowed as of November 30, 2015. The estimated effect of interest rate swaps is included in interest on long-term debt. Since the contractual rates for our long-term debt and settlements on our interest rate swaps are variable, actual cash payments may differ from the estimates provided. The table above does not include any committed funding associated with our proposed acquisition of Heartland.

(2) Includes future minimum lease payments for noncancelable operating leases at November 30, 2015.

(3) Includes estimate of future payments for contractual obligations related to service arrangements with vendors for fixed or minimum amounts.

The table above excludes other obligations that we may have, such as employee benefit obligations and other noncurrent liabilities reflected in our consolidated balance sheet, because the timing of the related payments is not determinable or because there is no contractual obligation associated with the underlying obligations.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended May 31, 2015. During the three and six months ended November 30, 2015, we did not adopt any new critical accounting policies, did not change any critical accounting policies and did not change the application of any critical accounting policies from the year ended May 31, 2015.

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

Forward-Looking Statements

Investors are cautioned that some of the statements we use in this report contain forward-looking statements and are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties and depend upon future events or conditions. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Such statements may include, but are not limited to, statements about the benefits of the proposed acquisition by us of Heartland, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions and other statements that are not historical facts. Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We undertake no obligation to revise any of these statements to reflect future circumstances or the occurrence of unanticipated events.

Important factors, among others, associated with the proposed acquisition of Heartland that could cause actual events or results to differ materially from those anticipated by our forward-looking statements or historical performance include the ability to meet closing conditions at all or on the expected terms and schedule, including without limitation the approval of Heartland’s stockholders and other regulatory approvals required for the merger; the possibility of a delay in closing the acquisition or failure to consummate the transaction as a result of litigation or otherwise; business disruption during the pendency of the acquisition or thereafter making it more difficult to maintain business and operational relationships, including the possibility that our announcement of the acquisition could disrupt our relationships with our sponsors, merchants, employees or other partners; difficulties and delays in integrating the Heartland business or fully realizing cost savings and other benefits of the acquisition at all or within the expected time period; the ability to accurately predict future market conditions; and changes in laws, regulations or network rules or interpretations thereof impacting us or Heartland.

Additional important factors, among others, not directly associated with the proposed acquisition of Heartland but that may otherwise cause actual events or results to differ materially from those anticipated by our forward-looking statements or historical performance include our potential failure to safeguard our data; increased competition from nontraditional competitors; our ability to update our products and services in a timely manner; potential systems interruptions or failures; software defects or undetected errors; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; increased merchant, referral partner or ISO attrition; our ability to increase our share of existing markets and expand into new markets; unanticipated increases in chargeback liability; increases in credit card network fees; changes in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations; loss of key personnel; and other risk factors presented in Item 1A-Risk Factors of our Annual Report on Form 10-K for the year ended May 31, 2015 or in Heartland’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our long-term debt and cash investments. Our long-term debt bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term and earn a floating rate of interest. These investments are not held for trading or other speculative purposes. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have interest rate swaps that reduce a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in Note 6 to the accompanying unaudited consolidated financial statements. Using the November 30, 2015 balances outstanding under variable-rate debt arrangements, with consideration given to the aforementioned interest rate swaps, a hypothetical increase of 100 basis points in applicable interest rates as of November 30, 2015 would increase our annual interest expense by approximately $7.7 million.

On December 15, 2015, we entered into a Merger Agreement with Heartland pursuant to which we will acquire Heartland in a cash-and-stock transaction. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, as a result of the transaction, each outstanding share of Heartland’s common stock will be converted into the right to receive $53.28 in cash and 0.6687 shares of our common stock, which at December 15, 2015 represented a transaction value of $4.3 billion, or $100.00 per share of Heartland’s common stock. Concurrently with the signing of the Merger Agreement, we entered into a debt commitment letter for secured financing of up to $4.78 billion, the proceeds of which will be used, among other things, to (i) amend, backstop, refinance or replace certain of our existing credit facilities, (ii) repay certain portions of Heartland’s existing indebtedness and (iii) to finance, in part, the acquisition costs. The anticipated borrowing arrangement will significantly increase our outstanding debt and interest expense.

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of November 30, 2015, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

None.

ITEM 1A - RISK FACTORS

On December 15, 2015, we and certain of our wholly owned subsidiaries entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Heartland Payment Systems, Inc., a Delaware corporation (“Heartland”), pursuant to which we agreed to acquire Heartland. There are a number of risks and uncertainties relating to the Heartland acquisition. Because of these risks, we have supplemented the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, to add the following risk factors:

We may not be able to successfully or timely complete the pending acquisition of Heartland, which could affect our future business and operations.

Risks and uncertainties related to the completion of our pending acquisition of Heartland include, among others, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement. Specifically, completion of the transaction is subject to the satisfaction of certain conditions set forth in the Merger Agreement, including adoption of the Merger Agreement by the holders of at least a majority of the outstanding shares of Heartland’s common stock, the absence of any law or order of any governmental entity which prohibits the completion of the acquisition, the expiration or termination of the waiting period applicable to the completion of the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the effectiveness under the Securities Act of 1933, as amended, of the Registration Statement on Form S-4 to be filed by us in connection with the completion of the transaction and, subject to certain materiality exceptions, the accuracy of the representations and warranties made by the parties and compliance by the parties with their respective obligations under the Merger Agreement. If any condition to the closing of the acquisition is not satisfied or, if permissible, waived, the acquisition may not be completed. In addition, satisfying the conditions to the closing of the acquisition may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to complete the acquisition.

Failure to complete the acquisition could negatively affect our future business and financial results. We could also be subject to litigation related to any failure to complete the acquisition.

If we complete our pending acquisition of Heartland, we may not realize the anticipated benefits of the transaction or we may be subject to additional costs, which could adversely affect our results of operations.

The success of the pending acquisition of Heartland will depend, in part, on our ability to realize the anticipated synergies. The achievement of the anticipated benefits of the transaction is subject to a number of uncertainties. If the Heartland transaction is completed, we can provide no assurance that (i) the anticipated benefits of the transaction, including synergies, will be fully realized in the time frame anticipated or at all; (ii) the costs related to the integration of Heartland’s business and operations into ours and the financing of the transaction will not be greater than expected; (iii) litigation relating to the transaction will not have been filed; and (iv) the transaction will not cause disruption to Heartland's business and operations and relationships with financial institution sponsors, customers, merchants, employees and other partners. Further, our management's efforts to complete the Heartland acquisition and related integration could divert its attention away from the day-to-day operations of our business. If one or more of these risks are realized, it could negatively affect our operating results and cash flows.

We will take on additional indebtedness to finance the acquisition, which could adversely affect us, including by decreasing our business flexibility.

In connection with the consummation of the proposed acquisition of Heartland, we intend to increase our indebtedness. We have secured financing commitments of up to $4.78 billion to repay our existing indebtedness, fund the cash consideration for the acquisition, repay certain of Heartland’s indebtedness and pay related fees and expenses, subject in each case to the conditions set forth in the debt commitment letters. These conditions may not be satisfied, and the commitments either may not be funded when required or may be funded at an increased cost to us. Our increased level of debt and the covenants to which we will agree in connection with the financing could, among other things, (i) require us to dedicate a larger portion of our cash flow from operations to servicing and repayment of the debt, (ii) reduce funds available for strategic initiatives and opportunities, working capital and other general corporate needs and (iii) limit our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business our industry and economic conditions.

Issuance of shares of our common stock in connection with the proposed acquisition of Heartland will reduce our existing shareholders' ownership and voting interest in our company and may adversely affect our stock price.

As partial consideration for the proposed acquisition of Heartland, we expect to issue approximately 26 million shares of common stock to Heartland's stockholders. The issuance of these new shares of our common stock will reduce our existing shareholders' ownership and voting interest in our company and, as a result, our existing shareholders will be able to exert less influence over our company. The issuance of these new shares of our common stock may also result in fluctuations in the market price of our common stock, including a stock price decrease.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the second quarter of fiscal 2016, the approximate average price paid per share, including commissions, and the approximate dollar value remaining for share purchases (in each case as adjusted for the Stock Split) are as follows:

Plan category	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
September 2015	391,608	$55.97	391,608
October 2015	88,892	$62.32	88,892
November 2015	145,073	$68.87	145,073
Total	625,573		625,573	$327,500,000

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. All shares shown in the table were repurchased pursuant to Rule 10b5-1 open-market repurchase plans.

(2)	The average price paid for share for the quarter was $59.87.

(3)
The approximate dollar value of shares that may yet be purchased under our share repurchase program, as of November 30, 2015, was comprised of (i) $27.5 million remaining available under the board’s $102.3 million authorization announced on January 8, 2015 and (ii) $300.0 million remaining available under the board’s authorization announced on July 28, 2015. The authorizations by the board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of the board’s authorizations or otherwise to complete any repurchases by any specific time or at all.

ITEM 6—EXHIBITS

List of Exhibits

10.1+	Second Amended and Restated Non-Employee Director Compensation Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 7, 2015.
10.2*+	Employment Agreement by and between the Company and Michelle V. Bonam-Ball, dated as of November 2, 2015.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

______________________
*     Filed herewith.
+    Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: January 11, 2016	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)