Form 10-Q
period 2016-02-29
GLOBAL PAYMENTS INC
filed 2016-04-06
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of March 23, 2016 was 129,259,333.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended February 29, 2016

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	February 29, 2016	February 28, 2015

Revenues	$679,940	$664,983
Operating expenses:
Cost of service	258,728	250,255
Selling, general and administrative	313,407	310,113
	572,135	560,368
Operating income	107,805	104,615

Interest and other income	1,092	1,160
Interest and other expense	(13,300)	(13,429)
	(12,208)	(12,269)
Income before income taxes	95,597	92,346
Provision for income taxes	(22,685)	(23,031)
Net income	72,912	69,315
Less: Net income attributable to noncontrolling interests, net of income tax	(3,851)	(6,747)
Net income attributable to Global Payments	$69,061	$62,568

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.53	$0.47
Diluted earnings per share	$0.53	$0.46
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	February 29, 2016	February 28, 2015

Revenues	$2,151,086	$2,067,169
Operating expenses:
Cost of service	801,959	767,890
Selling, general and administrative	980,385	946,282
	1,782,344	1,714,172
Operating income	368,742	352,997

Interest and other income	3,526	3,634
Interest and other expense	(40,669)	(34,789)
	(37,143)	(31,155)
Income before income taxes	331,599	321,842
Provision for income taxes	(82,561)	(82,837)
Net income	249,038	239,005
Less: Net income attributable to noncontrolling interests, net of income tax	(14,559)	(26,290)
Net income attributable to Global Payments	$234,479	$212,715

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.81	$1.58
Diluted earnings per share	$1.80	$1.57
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended
	February 29, 2016	February 28, 2015

Net income	$72,912	$69,315
Other comprehensive income (loss):
Foreign currency translation adjustments	(25,719)	(103,283)
Income tax benefit related to foreign currency translation adjustments	2,008	7,958
Unrealized losses on hedging activities	(11,946)	(1,859)
Reclassification of losses on hedging activities to interest expense	2,083	1,750
Income tax benefit related to hedging activities	3,681	41
Other comprehensive loss, net of tax	(29,893)	(95,393)

Comprehensive income (loss)	43,019	(26,078)
Comprehensive (income) loss attributable to noncontrolling interests	(6,026)	7,146
Comprehensive income (loss) attributable to Global Payments	$36,993	$(18,932)

	Nine Months Ended
	February 29, 2016	February 28, 2015

Net income	$249,038	$239,005
Other comprehensive income (loss):
Foreign currency translation adjustments	(98,318)	(221,138)
Income tax benefit related to foreign currency translation adjustments	10,852	15,249
Unrealized losses on hedging activities	(15,946)	(6,278)
Reclassification of losses on hedging activities to interest expense	6,284	2,281
Income tax benefit related to hedging activities	3,621	1,484
Other comprehensive loss, net of tax	(93,507)	(208,402)

Comprehensive income	155,531	30,603
Comprehensive income attributable to noncontrolling interests	(12,361)	(338)
Comprehensive income attributable to Global Payments	$143,170	$30,265
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 29, 2016	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$825,500	$650,739
Accounts receivable, net of allowances for doubtful accounts of $621 and $468, respectively	172,848	202,390
Claims receivable, net of allowances for doubtful accounts of $3,902 and $2,684, respectively	7,575	548
Settlement processing assets	1,000,683	2,394,822
Prepaid expenses and other current assets	58,497	41,416
Total current assets	2,065,103	3,289,915
Goodwill	1,556,904	1,491,833
Other intangible assets, net	645,541	560,136
Property and equipment, net	366,445	374,143
Deferred income taxes	24,549	30,428
Other	40,559	32,846
Total assets	$4,699,101	$5,779,301
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit	$189,921	$592,629
Current portion of long-term debt	86,402	61,784
Accounts payable and accrued liabilities	285,572	312,647
Settlement processing obligations	1,160,951	2,033,900
Income taxes payable	25,286	14,228
Total current liabilities	1,748,132	3,015,188
Long-term debt	1,787,675	1,678,283
Deferred income taxes	195,354	202,855
Other noncurrent liabilities	15,190	19,422
Total liabilities	3,746,351	4,915,748
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 129,258,574 issued and outstanding at February 29, 2016 and 130,557,676 issued and outstanding at May 31, 2015	—	—
Paid-in capital	136,405	148,742
Retained earnings	981,013	795,226
Accumulated other comprehensive loss	(277,301)	(185,992)
Total Global Payments shareholders’ equity	840,117	757,976
Noncontrolling interests	112,633	105,577
Total equity	952,750	863,553
Total liabilities and equity	$4,699,101	$5,779,301
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net income	$249,038	$239,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	54,343	48,628
Amortization of acquired intangibles	62,331	54,184
Share-based compensation expense	20,472	14,827
Provision for operating losses and bad debts	15,827	10,530
Deferred income taxes	(3,292)	13,479
Other, net	2,528	469
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	23,428	32,124
Claims receivable	(24,388)	(7,159)
Settlement processing assets and obligations, net	523,765	(27,948)
Prepaid expenses and other assets	(26,146)	(5,687)
Accounts payable and other liabilities	(30,514)	(36,044)
Income taxes payable	10,627	10,677
Net cash provided by operating activities	878,019	347,085
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(241,982)	(232,864)
Capital expenditures	(57,548)	(56,746)
Principal collections on financing receivables	—	219
Net proceeds from sales of investments and business	—	10,597
Net cash used in investing activities	(299,530)	(278,794)
Cash flows from financing activities:
Net (repayments) borrowings on lines of credit	(388,120)	44,622
Proceeds from issuance of long-term debt	3,186,175	1,593,500
Principal payments of long-term debt	(3,050,175)	(1,378,679)
Payment of debt issuance costs	(4,934)	—
Repurchase of common stock	(82,832)	(231,844)
Proceeds from stock issued under share-based compensation plans	7,279	18,867
Common stock repurchased - share-based compensation plans	(11,812)	(16,175)
Tax benefit from share-based compensation plans	6,625	3,851
Purchase of subsidiary shares from noncontrolling interest	(7,550)	—
Distributions to noncontrolling interests	(18,568)	(19,355)
Dividends paid	(3,895)	(4,035)
Net cash (used in) provided by financing activities	(367,807)	10,752
Effect of exchange rate changes on cash	(35,921)	(50,767)
Increase in cash and cash equivalents	174,761	28,276
Cash and cash equivalents, beginning of the period	650,739	581,872
Cash and cash equivalents, end of the period	$825,500	$610,148
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2015	130,558	$148,742	$795,226	$(185,992)	$757,976	$105,577	$863,553
Net income			234,479		234,479	14,559	249,038
Other comprehensive loss, net of tax				(91,309)	(91,309)	(2,198)	(93,507)
Stock issued under share-based compensation plans	1,099	7,279			7,279		7,279
Common stock repurchased - share-based compensation plans	(632)	(12,017)			(12,017)		(12,017)
Tax benefit from employee share-based compensation, net		6,625			6,625		6,625
Share-based compensation expense		20,472			20,472		20,472
Purchase of subsidiary shares from noncontrolling interest		(11)			(11)	(7,539)	(7,550)
Distributions to noncontrolling interest		—			—	(18,568)	(18,568)
Contribution of subsidiary shares to noncontrolling interest related to a business combination		3,853	—		3,853	20,802	24,655
Repurchase of common stock	(1,766)	(38,538)	(44,797)		(83,335)		(83,335)
Dividends paid ($0.03 per share)			(3,895)		(3,895)		(3,895)
Balance at February 29, 2016	129,259	$136,405	$981,013	$(277,301)	$840,117	$112,633	$952,750
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2014	137,692	$183,023	$815,980	$(1,776)	$997,227	$135,572	$1,132,799
Net income			212,715		212,715	26,290	239,005
Other comprehensive loss, net of tax				(182,450)	(182,450)	(25,952)	(208,402)
Stock issued under employee stock plans	2,022	18,867			18,867		18,867
Common stock repurchased - share-based compensation plans	(642)	(7,389)			(7,389)		(7,389)
Tax benefit from employee share-based compensation, net		3,851			3,851		3,851
Share-based compensation expense		14,827			14,827		14,827
Distributions to noncontrolling interest					—	(19,355)	(19,355)
Repurchase of common stock	(6,156)	(65,835)	(162,705)		(228,540)		(228,540)
Dividends paid ($0.03 per share)			(4,035)		(4,035)		(4,035)
Balance at February 28, 2015	132,916	$147,344	$861,955	$(184,226)	$825,073	$116,555	$941,628
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

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated balance sheet as of May 31, 2015 was derived from the audited financial statements for the year ended May 31, 2015 included in our Current Report on Form 8-K dated February 5, 2016 but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made.  These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2015 and in our Current Report on Form 8-K dated February 5, 2016, which was filed to update certain information from our Annual Report on Form 10-K for the year ended May 31, 2015 solely to reflect the retrospective effects of a change in reportable segments, the adoption of certain accounting standards updates and a stock split in the form of a stock dividend (described below). The update to our Annual Report on Form 10-K for the year ended May 31, 2015 was made pursuant to SEC rules in order for these updated financial statements to be incorporated by reference into our Registration Statement on Form S-4 filed in connection with our proposed acquisition of Heartland Payment Systems, Inc. ("Heartland"). See "Note 3—Business and Intangible Asset Acquisitions and Joint Ventures" for more information about the proposed Heartland acquisition.

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

Stock split— Our board of directors declared a two-for-one stock split effected in the form of a stock dividend of one additional share of common stock for each outstanding share of common stock (the "Stock Split"), and the stock dividend was paid on November 2, 2015 to all shareholders of record as of October 21, 2015. Common share and per share data for prior periods in the consolidated financial statements and in the notes to our consolidated financial statements have been adjusted to reflect the Stock Split, except for authorized common shares, which were not affected.

New accounting pronouncements— From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standards setting bodies that may affect our current and/or future financial statements when adopted.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. We adopted this ASU during the nine months ended February 29, 2016 and, as a result, have presented prior-period amounts for deferred income taxes in a manner that conforms to the current-period presentation. The adoption of this standard was not material to our balance sheets and did not affect our results of operations or cash flows in either the period of adoption or the previous interim or annual periods.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to prior reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes to the financial statements. We adopted this ASU during the nine months ended February 29, 2016. The adoption of this standard was not material to our balance sheets and did not affect our results of operations or cash flows in either the period of adoption or the previous interim or annual periods. See "Note 3—Business and Intangible Asset Acquisitions and Joint Ventures" for more information regarding adjustments to provisional amounts that occurred during the nine months ended February 29, 2016.

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. In August 2015, the FASB issued ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted both ASUs as of June 1, 2015, electing to continue to present debt issuance costs related to our revolving credit facilities as an asset, and as a result, have presented prior-period amounts for debt issuance costs related to our term loans in a manner that conforms to the current-period presentation. The adoption of these standards was not material to our balance sheets and did not affect our results of operations or cash flows in either the current or prior interim or annual periods. See "Note 6—Long-Term Debt and Credit Facilities" for more information about the presentation of debt issuance costs.

Recently Issued Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," that will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The amendments in this update will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are evaluating the effect of ASU 2016-09 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases." The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. We are evaluating the effect of ASU 2016-02 on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. Equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The guidance will be effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early application is permitted. We do not expect the amendments in ASU 2016-01 to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. We do not expect the amendments in ASU 2015-05 to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or cumulative effect transition method. The standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We are evaluating the effect of ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on our consolidated financial statements.

NOTE 2—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of February 29, 2016 and May 31, 2015, settlement processing assets and obligations consisted of the following (in thousands):

	February 29, 2016	May 31, 2015
Settlement processing assets:
Interchange reimbursement	$18,225	$186,660
Receivable from member sponsors	6,653	294,837
Receivable from networks	973,963	1,919,148
Exception items	2,114	4,920
Merchant reserves	(272)	(10,743)
	$1,000,683	$2,394,822

Settlement processing obligations:
Interchange reimbursement	$166,824	$68,444
Liability to member sponsors	(161,494)	(628)
Liability to merchants	(1,027,904)	(1,931,390)
Exception items	11,861	5,331
Merchant reserves	(148,364)	(169,442)
Reserve for operating losses	(1,441)	(1,286)
Reserve for sales allowances	(433)	(4,929)
	$(1,160,951)	$(2,033,900)

NOTE 3—BUSINESS AND INTANGIBLE ASSET ACQUISITIONS AND JOINT VENTURES

Fiscal 2016

Heartland

On December 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Heartland, pursuant to which we will acquire Heartland in a cash-and-stock transaction. In accordance with the terms and subject to the conditions set forth in the Merger Agreement, as a result of the transaction, each outstanding share of Heartland common stock will be converted into the right to receive $53.28 in cash and 0.6687 shares of our common stock, which at March 22, 2016 represented purchase consideration of $3.6 billion, or $93.15 per share of Heartland common stock. We expect the merger to close in our fiscal 2016 fourth quarter, subject to customary closing conditions, as well as approval by Heartland’s stockholders. As contemplated by the debt commitment letter that we entered into concurrently with the signing of the Merger Agreement, on February 26, 2016, we entered into an amendment to our existing credit facilities to provide for secured financing of up to $4.78 billion, the incremental proceeds of which will be used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the acquisition-related costs. See "Note 6—Long-Term Debt and Credit Facilities" for further discussion of our credit facility agreements.

FIS Gaming Business

On September 30, 2014, we entered into an asset purchase agreement with Certegy Check Services, Inc., a wholly owned subsidiary of Fidelity National Information Services, Inc. ("FIS"), to acquire substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"), which consisted primarily of customer contracts. On June 1, 2015, we completed the acquisition, which included approximately 260 gaming client locations, for $237.5 million funded from borrowings on our revolving credit facility and cash on hand. We acquired the FIS Gaming Business to expand our direct distribution and service offerings in the gaming industry. This transaction was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Due to the timing of this transaction, we have not finalized the valuation of the intangible assets acquired; however, certain adjustments to estimated fair value were recorded during the nine months ended February 29, 2016 based on new information obtained that existed as of the acquisition date. The adjustments associated with the revised valuation are detailed in the table below. Measurement-period adjustments, which are reflected in the table below, had no material effect on earnings or other comprehensive income for the current or prior periods.

Acquisition-related costs associated with this business combination were not material. The revenue and earnings associated with the acquired business for the year ending May 31, 2016 are not expected to be material nor were the historical revenue and earnings of the acquired business material for the purpose of presenting pro forma information for the current or prior-year periods.

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

Ezidebit

On October 10, 2014, we completed the acquisition of 100% of the outstanding stock of Ezi Holdings Pty Ltd ("Ezidebit") for AUD 302.6 million ($266.0 million equivalent as of the acquisition date). This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its services through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings. This transaction was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Certain adjustments to estimated fair value were recorded during the nine months ended February 29, 2016 based on new information obtained that existed as of the acquisition date. During the measurement period, management determined that deferred income taxes should be reflected for certain nondeductible intangible assets. Measurement-period adjustments, which are reflected in the table below, had no material effect on earnings or other comprehensive income for the current or prior periods.

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

Goodwill arising from the acquisition was included in the Asia-Pacific segment and was attributable to expected future growth opportunities in Australia and New Zealand, growth and expansion of integrated payments in the Asia-Pacific region, economies of scale in our existing Asia-Pacific business and an assembled workforce. Neither the goodwill nor the customer-related intangible assets associated with this acquisition is deductible for income tax purposes. The customer-related intangible assets have an estimated amortization period of 15 years. The acquired technology has an estimated amortization period of 15 years. The trade name has an estimated amortization period of 5 years.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of February 29, 2016 and May 31, 2015, goodwill and other intangible assets consisted of the following (in thousands):

	February 29, 2016	May 31, 2015

Goodwill	$1,556,904	$1,491,833
Other intangible assets:
Customer-related intangible assets	$850,629	$718,011
Contract-based intangible assets	130,356	130,874
Acquired technologies	91,107	93,194
Trademarks and trade names	12,367	10,777
	1,084,459	952,856
Less accumulated amortization:
Customer-related intangible assets	375,572	342,488
Contract-based intangible assets	43,019	37,286
Acquired technologies	15,161	8,509
Trademarks and trade names	5,166	4,437
	438,918	392,720
	$645,541	$560,136

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended February 29, 2016 (in thousands):

	North America	Europe	Asia-Pacific	Total

Balance at May 31, 2015	$779,734	$485,921	$226,178	$1,491,833
Goodwill acquired	102,450	—	16,500	118,950
Effect of foreign currency translation	(6,369)	(29,800)	(16,118)	(52,287)
Measurement-period adjustments	(8,200)	(411)	7,019	(1,592)
Balance at February 29, 2016	$867,615	$455,710	$233,579	$1,556,904

There were no accumulated impairment losses as of February 29, 2016 or May 31, 2015.

NOTE 5—OTHER ASSETS

On November 2, 2015, Visa Inc. (“Visa”) announced a proposed acquisition of Visa Europe Limited (“VE”) that is expected to close during our fourth quarter of fiscal 2016. Through certain of our subsidiaries in Europe, we are a member and shareholder of VE. Our member interests in VE are accounted for using the cost method of accounting. The preliminary estimate of the upfront consideration we will receive consists of cash of €31.0 million ($33.7 million equivalent at February 29, 2016) and Visa preferred stock which is convertible into Visa common shares with an approximate value of $21.2 million as of the announcement date. We could also receive contingent earn-out consideration. The amount and composition of the total consideration are not final and could be amended. In addition, based on the outcome of potential litigation in the United Kingdom and elsewhere in Europe, approximately €23.6 million, or $25.7 million equivalent at February 29, 2016, of the cash consideration could be refundable, and the conversion factor of the preferred shares could be adjusted down such that the number of shares ultimately received could be as low as zero.

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITIES

As of February 29, 2016 and May 31, 2015, long-term debt consisted of the following (in thousands):

	February 29, 2016	May 31, 2015

Term loan:
$1,750,000 face amount (less unamortized debt issuance costs of $4,423) at February 29, 2016, and $1,234,375 face amount (less unamortized debt issuance costs of $2,433) at May 31, 2015	$1,745,577	$1,231,942
Revolving credit facility	128,500	508,125
Total long-term debt	1,874,077	1,740,067
Less current portion of long-term debt ($87,500 face amount less unamortized debt issuance cost of $1,098 at February 29, 2016, and $62,500 face amount less unamortized debt issuance costs of $716 at May 31, 2015)	86,402	61,784
Long-term debt, excluding current portion	$1,787,675	$1,678,283

Maturity requirements on long-term debt as of February 29, 2016 by fiscal year are as follows (in thousands):

2016	$—
2017	131,250
2018	175,000
2019	175,000
2020 and thereafter	1,397,250
Total	$1,878,500

July 2015 Refinancing

On July 31, 2015, we entered into a second amended and restated term loan agreement (the "2015 Term Loan Agreement") and a second amended and restated credit agreement (the “2015 Revolving Credit Facility Agreement” and collectively, the “2015 Credit Facility Agreements”) to provide for a $1.75 billion term loan (the "Term A Loan") and a $1.25 billion revolving credit facility (the "Revolving Credit Facility"), each with a syndicate of financial institutions. We used the proceeds of approximately $2.0 billion to repay the then-outstanding balances on our previously existing term loan and revolving credit facility together with accrued interest and fees on each.

We incurred fees and expenses associated with the 2015 Credit Facility Agreements of approximately $4.9 million. The portion of the debt issuance costs related to the 2015 Revolving Credit Facility Agreement are included in other noncurrent assets, and the portion of the debt issuance costs related to the 2015 Term Loan Agreement are reported as a reduction to the carrying amount of the debt at February 29, 2016. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

February 2016 Refinancing

Concurrently with the signing of the Merger Agreement, we entered into a debt commitment letter, which was amended and restated on January 8, 2016, for secured financing of up to $4.78 billion. On February 26, 2016, as contemplated by the debt commitment letter, we entered into an amendment to the 2015 Credit Facility Agreements (as amended, the "2016 Credit Facility Agreement") to, among other things, (i) accelerate our repayment schedule for the Term A Loan effective as of February 26, 2016, and (ii) subject to the closing of the acquisition of Heartland, provide security for the Term A Loan and the Revolving Credit Facility and modify the applicable financial covenants and interest rate margins. In addition, the 2016 Credit Facility Agreement provides for a new $685 million delayed draw term loan facility (the "Delayed Draw Facility") and allows for the addition of approximately $1.095 billion of term B loans (the "Term B Loans") to be issued in connection with the proposed acquisition of Heartland, resulting in total financing of approximately $4.78 billion as contemplated by the debt commitment letter.

On March 29, 2016, we entered into a Lender Joinder Agreement to the 2016 Credit Facility Agreement (the "Lender Joinder Agreement"). The Lender Joinder Agreement increases the amount of commitments for the Delayed Draw Facility from $685 million to $735 million through the addition of a new member to the syndicate. If drawn at the closing of the Heartland acquisition, this will result in a corresponding decrease in the anticipated initial aggregate principal balance of the Term B Loans from $1.095 billion to $1.045 billion. The funding commitments for the Delayed Draw Facility and the Term B Loans remain subject to the satisfaction of customary closing conditions.

The 2016 Credit Facility Agreement provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of February 29, 2016, the interest rates on the Term A Loan and the Revolving Credit Facility were 1.94% and 1.90%, respectively.

Pursuant to the 2016 Credit Facility Agreement, the Term A Loan must be repaid in equal quarterly installments of $43.8 million commencing in November 2016 and ending in May 2020, with the remaining principal balance due upon maturity in July 2020. The Delayed Draw Facility and the Revolving Credit Facility also mature and expire, respectively, in July 2020.

As of February 29, 2016, the outstanding balance on the Revolving Credit Facility was $128.5 million. The 2016 Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At February 29, 2016, we had outstanding issued standby letters of credit of $9.2 million under the Revolving Credit Facility. The total available commitments under the Revolving Credit Facility at February 29, 2016 was $488.2 million. We are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility.

The 2016 Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios. See "Compliance with Covenants" below. The 2016 Credit Facility Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.

Lines of Credit

We have lines of credit with banks in the United States and Canada as well as several countries in Europe and in the Asia-Pacific region where we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining the available credit. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit, while the net position is less than the credit limit. As of February 29, 2016 and May 31, 2015, a total of $69.5 million and $193.2 million, respectively, of cash on deposit was used to determine the available credit.

As of February 29, 2016 and May 31, 2015, respectively, we had $189.9 million and $592.6 million outstanding under these lines of credit with additional capacity of $1,119.7 million as of February 29, 2016 to fund settlement. The weighted-average interest rate on these borrowings was 1.67% and 1.50% at February 29, 2016 and May 31, 2015, respectively.

Compliance with Covenants

The 2016 Credit Facility Agreement includes financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00, or up to 3.75 to 1.00 if we were to complete an acquisition, subject to certain conditions, and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. The financial covenants under the 2016 Credit Facility Agreement are subject to change upon the closing of the acquisition of Heartland. The 2016 Credit Facility Agreement and lines of credit also include various other covenants that are customary in such borrowings. We were in compliance with all applicable covenants as of and for the nine months ended February 29, 2016.

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

Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income, except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the three and nine months ended February 29, 2016, there was no ineffectiveness. The fair values of the interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included within the consolidated balance sheets (in thousands):

	Consolidated Balance Sheet Location	February 29, 2016	May 31, 2015
Interest rate swaps ($750 million notional)	Accounts payable and accrued liabilities	$15,818	$6,157

The table below presents the effects of our interest rate swaps on the consolidated statements of income and other comprehensive income for the three and nine months ended February 29, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Derivatives in cash flow hedging relationships:
Amount of loss recognized in other comprehensive income	$11,946	$1,859	$15,946	$6,278
Amount of loss recognized in interest expense	$2,083	$1,750	$6,284	$2,281

At February 29, 2016, the amount in accumulated other comprehensive income related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $6.3 million.

Interest Expense

Interest expense was $13.5 million and $12.2 million for the three months ended February 29, 2016 and 2015, respectively. Interest expense was $40.3 million and $31.1 million for the nine months ended February 29, 2016 and 2015, respectively. Interest expense is comprised primarily of interest payable on our long-term debt and lines of credit and also includes settlements on our interest rate swaps, amortization of deferred debt issuance costs and commitment fees on the unused portions of our Revolving Credit Facility.

NOTE 7—INCOME TAX

Our effective income tax rates were 23.7% and 24.9% for the three months ended February 29, 2016 and February 28, 2015, respectively. Our effective income tax rates were 24.9% and 25.7% for the nine months ended February 29, 2016 and February 28, 2015, respectively. Our effective income tax rates differ from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower income tax rates.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world, including, without limitation, the United States, the United Kingdom and Canada. We are no longer subject to state income tax examinations for years ended on or before May 31, 2008; U.S. federal income tax examinations for fiscal years prior to 2012; U.K. federal income tax examinations for years ended on or before May 31, 2013; and Canada federal income tax examinations for years ended on or before May 31, 2012.

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

In addition to the ASR, we repurchased and retired 120,327 and 1,440,890 shares of our common stock at a cost of $8.0 million and $83.3 million, or an average cost of $66.18 and $57.83 per share, including commissions, during the three and nine months ended February 29, 2016, respectively. During the three and nine months ended February 28, 2015, we repurchased and retired 1,275,748 and 6,154,760 shares of our common stock at a cost of $56.6 million and $228.5 million, or an average cost of $44.37 and $37.13 per share, including commissions. As of February 29, 2016, we had a remaining authorized amount of $319.5 million for share repurchases.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Share-based compensation expense	$7,000	$5,682	$20,472	$14,827
Income tax benefit	$2,191	$1,945	$6,828	$4,769

Share-Based Awards

The following table summarizes the changes in unvested share-based awards for the nine months ended February 29, 2016 (shares in thousands):

	Shares	Weighted-Average Grant-Date Fair Value

Unvested at May 31, 2015	1,848	$29
Granted	450	57
Vested	(623)	27
Forfeited	(51)	34
Unvested at February 29, 2016	1,624	$37

The total fair value of share-based awards vested during the nine months ended February 29, 2016 and February 28, 2015 was $17.0 million and $14.9 million, respectively.

For these share-based awards, we recognized compensation expense of $6.5 million and $5.4 million during the three months ended February 29, 2016 and February 28, 2015, respectively. We recognized compensation expense of $19.0 million and $13.8 million during the nine months ended February 29, 2016 and February 28, 2015, respectively. As of February 29, 2016, there was $43.4 million of unrecognized compensation expense related to unvested share-based awards that we expect to recognize over a weighted-average period of 2.1 years. Our share-based award plans provide for accelerated vesting under certain conditions.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which the sale of 4.8 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. The price for shares purchased under the plan is 85% of the market value on the last day of each calendar quarter. As of February 29, 2016, 2.3 million shares had been issued under this plan, with 2.5 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.2 million and $0.1 million in the three months ended February 29, 2016 and February 28, 2015, respectively. We recognized compensation expense for the plan of $0.5 million and $0.5 million in the nine months ended February 29, 2016 and February 28, 2015, respectively.

The weighted-average grant-date fair value of each designated share purchased under this plan during the nine months ended February 29, 2016 and February 28, 2015 was approximately $8 and $4, respectively, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value on the date of grant and have a term of ten years. Stock options granted before fiscal 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during fiscal 2015 and thereafter vest in equal installments on each of the first three anniversaries of the grant date. During the nine months ended February 29, 2016 and February 28, 2015, we granted 0.1 million and 0.4 million stock options, respectively. Our stock option plans provide for accelerated vesting under certain conditions.

The following is a summary of our stock option activity as of and for the nine months ended February 29, 2016:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at May 31, 2015	894	$26	5.2	$23.9
Granted	145	56
Forfeited	(6)	16
Exercised	(138)	23
Outstanding at February 29, 2016	895	$31	5.6	$27.3

Options vested and exercisable at February 29, 2016	575	$23	3.8	$22.0

We recognized compensation expense for stock options of $0.4 million and $0.2 million during the three months ended February 29, 2016 and February 28, 2015, respectively. We recognized compensation expense for stock options of $1.0 million and $0.5 million during the nine months ended February 29, 2016 and February 28, 2015, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended February 29, 2016 and February 28, 2015 was $5.2 million and $11.7 million, respectively. As of February 29, 2016, we had $3.3 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.1 years.

The weighted-average grant-date fair value of each stock option granted during the nine months ended February 29, 2016 and February 28, 2015 was $16 and $9, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended
	February 29, 2016	February 28, 2015
Risk-free interest rate	1.62%	1.57%
Expected volatility	28.65%	23.65%
Dividend yield	0.10%	0.13%
Expected life (years)	5	5

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

Diluted earnings per share is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on earnings per share. For the three and nine months ended February 29, 2016, the diluted share base excluded zero and 0.1 million shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. There were no such antidilutive stock options for the three months ended February 28, 2015. For the nine months ended February 28, 2015, the diluted share base excluded 0.6 million shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share.

The following table sets forth the computation of diluted weighted-average shares outstanding for the three and nine months ended February 29, 2016 and February 28, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Basic weighted-average shares outstanding	129,287	133,780	129,709	134,952
Plus: Dilutive effect of stock options and other share-based awards	873	832	846	830
Diluted weighted-average shares outstanding	130,160	134,612	130,555	135,782

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss were as follows for the three months ended February 29, 2016 and February 28, 2015 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss

Balance at November 30, 2014	$(96,922)	$(2,445)	$(3,359)	$(102,726)
Other comprehensive loss, net of income tax	(81,432)	(68)	—	(81,500)
Balance at February 28, 2015	$(178,354)	$(2,513)	$(3,359)	$(184,226)

Balance at November 30, 2015	$(237,692)	$(3,733)	$(3,809)	$(245,234)
Other comprehensive loss, net of income tax	(25,885)	(6,182)	—	(32,067)
Balance at February 29, 2016	$(263,577)	$(9,915)	$(3,809)	$(277,301)

Other comprehensive (income) loss attributable to noncontrolling interest, which relates only to foreign currency translation, was $(2.2) million and $13.9 million for the three months ended February 29, 2016 and February 28, 2015, respectively.

The changes in the accumulated balances for each component of other comprehensive loss were as follows for the nine months ended February 29, 2016 and February 28, 2015 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss

Balance at May 31, 2014	$1,583	$—	$(3,359)	$(1,776)
Other comprehensive loss, net of income tax	(179,937)	(2,513)	—	(182,450)
Balance at February 28, 2015	$(178,354)	$(2,513)	$(3,359)	$(184,226)

Balance at May 31, 2015	$(178,309)	$(3,874)	$(3,809)	$(185,992)
Other comprehensive income (loss), net of income tax	(85,268)	(6,041)	—	(91,309)
Balance at February 29, 2016	$(263,577)	$(9,915)	$(3,809)	$(277,301)

Other comprehensive loss attributable to noncontrolling interest, which relates only to foreign currency translation, was $2.2 million and $26.0 million for the nine months ended February 29, 2016 and February 28, 2015, respectively.

NOTE 12—SEGMENT INFORMATION

Commencing with fiscal 2016, we began reporting based on realigned segments (North America, Europe and Asia-Pacific) due to international investment and a realigned management structure. As a result, we have presented prior year segment data in a manner that conforms to our current year presentation.

Information About Profit and Assets

We evaluate performance and allocate resources based on the operating income of each segment. The operating income of each segment includes the revenues of the segment less those expenses that are directly related to those revenues. Operating overhead, shared costs and certain compensation costs are included in Corporate in the following table. Interest and other income, interest and other expense, the financial results of equity method investments and provision for income taxes are not allocated to the individual segments. We do not evaluate performance or allocate resources using segment asset data. The accounting policies of the reportable segments are the same as those described in our Annual Report on Form 10-K for the year ended May 31, 2015, our Current Report on Form 8-K dated February 5, 2016 and our summary of significant accounting policies in "Note 1-Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and nine months ended February 29, 2016 and February 28, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues:
North America	$478,059	$473,063	$1,520,250	$1,465,845
Europe	147,002	138,378	473,376	461,140
Asia-Pacific	54,879	53,542	157,460	140,184
Consolidated revenues	$679,940	$664,983	$2,151,086	$2,067,169

Operating income (loss):
North America	$71,379	$66,723	$234,014	$218,906
Europe(1)	59,056	52,710	193,801	184,318
Asia-Pacific	16,025	12,192	40,115	30,629
Corporate(2)	(38,655)	(27,010)	(99,188)	(80,856)
Consolidated operating income	$107,805	$104,615	$368,742	$352,997

Depreciation and amortization:
North America	$24,826	$20,100	$72,792	$61,018
Europe	9,635	8,977	29,899	30,085
Asia-Pacific	3,582	2,951	9,997	6,899
Corporate	1,125	1,612	3,986	4,810
Consolidated depreciation and amortization	$39,168	$33,640	$116,674	$102,812

(1) During the nine months ended February 28, 2015, operating income for the Europe segment included a $2.9 million gain on the sale of a component of our Russia business that leased automated teller machines to our sponsor bank in Russia. The gain is included in selling, general and administrative expenses in the consolidated statement of income for the nine months ended February 28, 2015.

(2) During the three and nine months ended February 29, 2016, operating loss for Corporate included acquisition-related costs of $6.1 million (including $2.4 million of transaction costs) incurred in connection with our proposed acquisition of Heartland. These acquisition-related costs are included in selling, general and administrative expenses in the consolidated statements of income.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2015 and in our Current Report on Form 8-K dated February 5, 2016. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future, including, without limitation, our proposed acquisition of Heartland Payment Systems, Inc. ("Heartland"). Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. See “Forward-Looking Statements” below for additional information.

On September 29, 2015, our board of directors declared a two-for-one stock split in the form of a stock dividend of one additional share of common stock for each outstanding share of common stock (the “Stock Split”), which was paid on November 2, 2015. As a result, all share and per share information presented herein has been adjusted for the Stock Split.

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

On December 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Heartland pursuant to which we will acquire Heartland in a cash-and-stock transaction. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, as a result of the transaction, each outstanding share of Heartland’s common stock will be converted into the right to receive $53.28 in cash and 0.6687 shares of our common stock, which at March 22, 2016 represented purchase consideration of $3.6 billion, or $93.15 per share of Heartland common stock. We expect the merger to close in our fiscal 2016 fourth quarter, subject to customary closing conditions and approval by Heartland’s stockholders. As contemplated by the debt commitment letter that we entered into concurrently with the signing of the Merger Agreement, on February 26, 2016, we entered into an amendment to our existing credit facilities to provide for secured financing of up to $4.78 billion, the incremental proceeds of which will be used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the acquisition-related costs. See “Liquidity and Capital Resources—Long-Term Debt and Credit Facilities” below for further discussion of our credit facilities.

On November 2, 2015, Visa Inc. (“Visa”) announced a proposed acquisition of Visa Europe Limited (“VE”) that is expected to close during our fourth quarter of fiscal 2016. Through certain of our subsidiaries in Europe, we are a member and shareholder of VE. The preliminary estimate of the upfront consideration we will receive consists of cash of €31.0 million ($33.7 million equivalent at February 29, 2016) and Visa preferred stock, which is convertible into Visa common shares with an approximate value of $21.2 million as of the announcement date. We could also receive contingent earn-out consideration. The amount and composition of the total consideration are not final and could be amended. In addition, based on the outcome of potential litigation in the United Kingdom and elsewhere in Europe, certain of the cash consideration could be refundable, and the conversion factor of the preferred shares could be adjusted down such that the number of shares ultimately received could be as low as zero. See "Note 5—Other Assets" in the notes to the accompanying unaudited consolidated financial statements for further discussion.

Highlights related to our financial condition and results of operations for the three and nine months ended February 29, 2016 are provided below:

•
Consolidated revenues increased by 2.2% to $679.9 million in the three months ended February 29, 2016 compared to $665.0 million for the prior-year period and consolidated revenues increased by 4.1% to $2.2 billion in the nine months ended February 29, 2016 compared to $2.1 billion for the prior-year period despite the unfavorable effect of currency fluctuations of $23.2 million and $105.9 million, respectively;

•
Consolidated operating income was $107.8 million for the three months ended February 29, 2016 compared to $104.6 million for the prior-year period, and our operating margin was 15.9% compared to 15.7% for the prior-year period. Consolidated operating income was $368.7 million for the nine months ended February 29, 2016 compared to $353.0 million for the prior-year period, and our operating margin was 17.1% in both periods. The contribution of the revenue growth in local currency was partially offset by the unfavorable effect of currency fluctuation of $9.1 million and $41.7 million for the three and nine months ended February 29, 2016, respectively; and

•
Net income attributable to Global Payments increased by $6.5 million, or 10.4%, to $69.1 million for the three months ended February 29, 2016 from $62.6 million in the prior-year period, and diluted earnings per share increased $0.07, or 15.2%, to $0.53 from $0.46 in the prior-year period. Net income attributable to Global Payments increased by $21.8 million, or 10.2%, to $234.5 million for the nine months ended February 29, 2016 from $212.7 million in the prior-year period, and diluted earnings per share increased $0.23, or 14.6%, to $1.80 from $1.57 in the prior-year period.

Acquisitions

FIS Gaming Business

On September 30, 2014, we entered into an asset purchase agreement with Certegy Check Services, Inc., a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"), to acquire substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"). On June 1, 2015, we completed the acquisition, which included approximately 260 gaming client locations, for $237.5 million, funded from borrowings on our revolving credit facility and cash on hand. See "Note 3—Business and Intangible Asset Acquisitions and Joint Ventures" in the notes to the accompanying unaudited consolidated financial statements for further discussion of this acquisition.

Results of Operations

Commencing with fiscal 2016, we began reporting based on realigned segments (North America, Europe and Asia-Pacific) due to international investment and a realigned management structure. As a result, we have presented prior year segment data in a manner that conforms to our current year presentation.

The following table sets forth key selected financial data for the three months ended February 29, 2016 and February 28, 2015, this data as a percentage of total revenues, and the changes between the three months ended February 29, 2016 and February 28, 2015 in dollars and as a percentage of the prior year amount.

	Three Months Ended February 29, 2016	% of Revenue(1)	Three Months Ended February 28, 2015	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)
Revenues:
North America	$478,059	70.3%	$473,063	71.1%	$4,996	1.1%
Europe	147,002	21.6%	138,378	20.8%	8,624	6.2%
Asia-Pacific	54,879	8.1%	53,542	8.1%	1,337	2.5%
Total revenues	$679,940	100.0%	$664,983	100.0%	$14,957	2.2%

Consolidated operating expenses:
Cost of service	$258,728	38.1%	$250,255	37.6%	$8,473	3.4%
Selling, general and administrative	313,407	46.1%	310,113	46.6%	3,294	1.1%
Operating expenses	$572,135	84.1%	$560,368	84.3%	$11,767	2.1%

Operating income (loss):
North America	$71,379		$66,723		$4,656	7.0%
Europe	59,056		52,710		6,346	12.0%
Asia-Pacific	16,025		12,192		3,833	31.4%
Corporate	(38,655)		(27,010)		(11,645)	43.1%
Operating income	$107,805	15.9%	$104,615	15.7%	$3,190	3.0%

Operating margin:
North America	14.9%		14.1%		0.8%
Europe	40.2%		38.1%		2.1%
Asia-Pacific	29.2%		22.8%		6.4%
(1)Percentage amounts may not sum to the total due to rounding.

The following table sets forth key selected financial data for the nine months ended February 29, 2016 and February 28, 2015, this data as a percentage of total revenues, and the changes between the nine months ended February 29, 2016 and February 28, 2015 in dollars and as a percentage of the prior year amount.

	Nine Months Ended February 29, 2016	% of Revenue(1)	Nine Months Ended February 28, 2015	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)
Revenues:
North America	$1,520,250	70.7%	$1,465,845	70.9%	$54,405	3.7%
Europe	473,376	22.0%	461,140	22.3%	12,236	2.7%
Asia-Pacific	157,460	7.3%	140,184	6.8%	17,276	12.3%
Total revenues	$2,151,086	100.0%	$2,067,169	100.0%	$83,917	4.1%

Consolidated operating expenses:
Cost of service	$801,959	37.3%	$767,890	37.1%	$34,069	4.4%
Selling, general and administrative	980,385	45.6%	946,282	45.8%	34,103	3.6%
Operating expenses	$1,782,344	82.9%	$1,714,172	82.9%	$68,172	4.0%

Operating income (loss):
North America	$234,014		$218,906		$15,108	6.9%
Europe	193,801		184,318		9,483	5.1%
Asia-Pacific	40,115		30,629		9,486	31.0%
Corporate	(99,188)		(80,856)		(18,332)	22.7%
Operating income	$368,742	17.1%	$352,997	17.1%	$15,745	4.5%

Operating margin:
North America	15.4%		14.9%		0.5%
Europe	40.9%		40.0%		0.9%
Asia-Pacific	25.5%		21.8%		3.7%
(1)Percentage amounts may not sum to the total due to rounding.

Revenues

For the three months ended February 29, 2016, revenues increased by 2.2% compared to the prior year to $679.9 million despite the unfavorable effect of currency fluctuations of $23.2 million. For the nine months ended February 29, 2016, revenues increased by 4.1% compared to the prior year to $2.2 billion despite the unfavorable effect of currency fluctuations of $105.9 million.

North America Segment. For the three months ended February 29, 2016, revenues from our North America segment increased by $5.0 million, or 1.1%, compared to the prior year to $478.1 million. The increase was primarily due to growth in our direct distribution channels of $25.2 million, partially offset by a decrease in revenue from wholesale lines of business of $8.8 million and the unfavorable effect of currency fluctuations in Canada of $9.6 million. The growth in our direct distribution channels included additional revenue from the acquisition of the FIS Gaming Business and organic revenue growth from integrated solutions as well as revenues from new offerings, such as OptBlue for American Express Card® acceptance.

For the nine months ended February 29, 2016, revenues from our North America segment increased by $54.4 million, or 3.7%, compared to the prior year to $1.5 billion. The increase was primarily due to growth in our direct distribution channels of $84.7 million and an increase in revenue from wholesale lines of business of $11.2 million, partially offset by the unfavorable effect of currency fluctuations of $37.3 million. The growth in our direct distribution channels included additional revenue from the acquisition of the FIS Gaming Business and organic revenue growth from integrated solutions as well as revenues from new offerings, such as OptBlue for American Express Card® acceptance.

Europe Segment. For the three months ended February 29, 2016, Europe revenues increased $8.6 million, or 6.2%, compared to the prior year to $147.0 million. The increase reflects revenue growth in local currencies, generally due to an increase in the number of card transactions and volume growth in the United Kingdom and Spain, partially offset by the unfavorable effect of currency fluctuations in Europe of $10.3 million.

For the nine months ended February 29, 2016, Europe revenues increased by $12.2 million, or 2.7%, compared to the prior year to $473.4 million. The increase reflects revenue growth in local currencies in the United Kingdom and Spain, partially offset by the unfavorable effect of currency fluctuations in Europe of $56.7 million.

Asia-Pacific Segment. For the three months ended February 29, 2016, Asia-Pacific revenues increased by $1.3 million, or 2.5%, compared to the prior year to $54.9 million. The increase was primarily due to revenues associated with recent acquisitions, partially offset by the unfavorable effect of currency fluctuations of $3.3 million.

For the nine months ended February 29, 2016, Asia-Pacific revenue increased $17.3 million, or 12.3%, compared to the prior year to $157.5 million. The increase was primarily due to revenues associated with recent acquisitions, partially offset by the unfavorable effect of currency fluctuations of $11.8 million.

Operating Expenses

Cost of Service. Cost of service increased by 3.4% to $258.7 million for the three months ended February 29, 2016 and by 4.4% to $802.0 million for the nine months ended February 29, 2016 compared to the prior-year periods. The increase in cost of service was driven primarily by an increase in the variable costs associated with our revenue growth. As a percentage of revenue, cost of service increased to 38.1% for the three months ended February 29, 2016 from 37.6% for the three months ended February 28, 2015 and increased to 37.3% for the nine months ended February 29, 2016 from 37.1% for the nine months ended February 28, 2015. The increase in cost of service as a percentage of revenue for the three and nine months ended February 29, 2016 was driven primarily by additional intangible asset amortization of $2.5 million and $8.1 million, respectively, related to our acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 1.1% to $313.4 million for the three months ended February 29, 2016 and by 3.6% to $980.4 million for the nine months ended February 29, 2016 compared to the prior-year periods. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 46.1% and 45.6% for the three months and nine months ended February 29, 2016, respectively, compared to the prior-year periods. The increase in selling, general and administrative expenses was primarily due to additional costs to support the growth of our business and acquisition-related costs of $6.1 million incurred during the three months ended February 29, 2016 related to our proposed acquisition of Heartland.

Operating Income and Operating Margin for Segments

North America Segment. Operating income in our North America segment increased by 7.0% to $71.4 million for the three months ended February 29, 2016 and by 6.9% to $234.0 million for the nine months ended February 29, 2016 compared to the prior-year periods despite the unfavorable effect of currency fluctuations of $4.5 million and $18.8 million for the three and nine months ended February 29, 2016, respectively. Operating margin increased 0.8 percentage points and 0.5 percentage points during the three and nine months ended February 29, 2016, respectively. The increases in operating income and operating margin were primarily due to revenue growth in our U.S. direct distribution channels.

Europe Segment. Operating income in our Europe segment increased by 12.0% to $59.1 million for the three months ended February 29, 2016 and operating margin increased by 2.1 percentage points compared to the prior year due to revenue growth, partially offset by the unfavorable effect of currency fluctuations of $3.7 million.

Operating income in our Europe segment increased by 5.1% to $193.8 million for the nine months ended February 29, 2016 compared to the prior year and operating margin increased by 0.9 percentage points due to revenue growth, partially offset by the unfavorable effect of currency fluctuations of $19.8 million.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 31.4% to $16.0 million for the three months ended February 29, 2016 and our operating margin in the region increased by 6.4 percentage points compared to the prior year despite the unfavorable effect of currency fluctuations of $0.9 million. Operating income in our Asia-Pacific segment increased by 31.0% to $40.1 million for the nine months ended February 29, 2016 compared to the prior year, and the operating margin increased by 3.7 percentage points to 25.5% for the nine months ended February 29, 2016 despite the unfavorable effect of currency fluctuations of $3.1 million. The increase in operating income and improvement in operating margin for the Asia-Pacific segment during the three and nine months ended February 29, 2016 were largely due to our acquisition of Ezidebit, which has a higher operating margin than our legacy business in the region.

Corporate. Corporate expenses increased by 43.1% to $38.7 million for the three months ended February 29, 2016 compared to $27.0 million for the prior-year period, and by 22.7% to $99.2 million for the nine months ended February 29, 2016 compared to $80.9 million for the prior-year period. The increases in the three and nine-month periods were primarily due to an increase in share-based compensation expense of $1.3 million and $5.6 million, respectively, as well as acquisition-related costs of $6.1 million incurred during the three months ended February 29, 2016 related to our proposed acquisition of Heartland.

Other Income/Expense, Net

Interest and other income was relatively unchanged for the three and nine months ended February 29, 2016. Interest and other expense was also relatively unchanged for the three months ended February 29, 2016. Interest and other expense increased $5.9 million for the nine months ended February 29, 2016 due to an increase in interest expense resulting from an increase in average balances outstanding under our debt facilities.

Provision for Income Taxes

Our effective income tax rates were 23.7% and 24.9% for the three months ended February 29, 2016 and February 28, 2015, respectively, and 24.9% and 25.7% for the nine months ended February 29, 2016 and February 28, 2015, respectively. The decrease in our effective income tax rates for the three and nine months ended February 29, 2016 is primarily due to an increase in the percentage of foreign earnings in lower tax jurisdictions.

Liquidity and Capital Resources

In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows. Cash flow from operations is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, and to pay down debt and repurchase shares of our common stock. Accumulated cash balances are invested in high-quality, marketable short-term instruments.

Our capital plan objectives are to support the Company's operational needs and strategic plan for long-term growth while maintaining a low cost of capital. Lines of credit are used in certain of our markets to fund settlement. Other bank financing, such as our revolving credit facility and our term loan, are used for general corporate purposes and to fund acquisitions. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise.

On December 15, 2015, we entered into the Merger Agreement to acquire Heartland in a cash-and-stock transaction. The proposed merger is described in the “Executive Overview” section. At closing, we expect to pay cash consideration of approximately $2.0 billion to Heartland's stockholders. In addition, we expect acquisition-related costs of approximately $52.0 million to be paid by Global Payments and Heartland in connection with the merger, including estimated transaction costs and estimated benefit payments related to existing employment agreements with change-in-control provisions. For the three months ended February 29, 2016, we incurred acquisition-related costs of $6.1 million.

As contemplated by the debt commitment letter that we entered into concurrently with the signing of the Merger Agreement, on February 26, 2016, we entered into an amendment to our existing credit facilities to provide for secured financing of up to $4.78 billion, the incremental proceeds of which will be used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the acquisition-related costs. The anticipated borrowing under the arrangement would significantly increase our outstanding debt and interest expense.

At February 29, 2016, we had cash and cash equivalents totaling $825.5 million. Of this amount, we consider $240.0 million to be available cash. Available cash excludes settlement-related and merchant reserve cash balances. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant reserve cash balances represent funds collected from our merchants that serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement ("Merchant Reserves"). At February 29, 2016, our cash and cash equivalents included $148.6 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks.

Our available cash balance includes $208.7 million of cash held by foreign subsidiaries whose earnings are considered permanently reinvested for U.S. tax purposes. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant effect on our liquidity.

Operating activities provided net cash of $878.0 million and $347.1 million for the nine months ended February 29, 2016 and February 28, 2015, respectively. The increase in cash flows from operating activities of $530.9 million was primarily due to a decrease in net settlement processing assets of $551.7 million and an increase in cash from earnings. Fluctuations in settlement processing assets and obligations are largely due to timing of month-end and transaction volume.

Net cash used in investing activities was $299.5 million during the nine months ended February 29, 2016 and $278.8 million in the prior year. During the nine months ended February 29, 2016, we invested net cash of $241.1 million in the aggregate to complete business acquisitions, including the acquisition of the FIS Gaming Business. We made capital expenditures of $57.5 million and $56.7 million during the nine months ended February 29, 2016 and February 28, 2015, respectively. During fiscal 2016, we expect capital expenditures to approximate $95 million, excluding any capital expenditures made by Heartland after the proposed acquisition date in the fourth quarter.

During the nine months ended February 29, 2016, net cash used in financing activities was $367.8 million, and during the nine months ended February 28, 2015, net cash provided by financing activities was $10.8 million. On July 31, 2015, we refinanced our then-existing term loan and revolving credit facility as further discussed below under "Long-Term Debt and Credit Facilities." We used the proceeds of approximately $2.0 billion to repay the then-outstanding balances on our previously existing term loan and revolving credit facility together with accrued interest and fees on each. During the nine months ended February 29, 2016, net borrowings under long-term debt, including the July 2015 refinancing described above, were $136.0 million compared to $214.8 million in the prior year. A portion of our borrowings during the nine months ended February 29, 2016 were made to fund the acquisition of the FIS Gaming Business.

During the nine months ended February 29, 2016 net repayments on lines of credit were $388.1 million compared to net borrowings of $44.6 million during the nine months ended February 28, 2015. Fluctuations in our lines of credit balances are largely due to timing of month-end and settlement transaction volume. In addition, we used cash of $82.8 million and $231.8 million during the nine months ended February 29, 2016 and the nine months ended February 28, 2015, respectively, to repurchase shares of our common stock.

We believe that our current level of cash and borrowing capacity under our debt facilities described below, together with future cash flows from operations and the committed financing for the Heartland acquisition, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Credit Facilities

July 2015 Refinancing. On July 31, 2015, we entered into a second amended and restated term loan agreement (the "2015 Term Loan Agreement") and a second amended and restated credit agreement (the “2015 Revolving Credit Facility Agreement” and collectively, the “2015 Credit Facility Agreements”) to provide for a $1.75 billion term loan (the “Term A Loan”) and a $1.25 billion revolving credit facility (the “Revolving Credit Facility”), each with a syndicate of financial institutions. We used the proceeds of approximately $2.0 billion to repay the then-outstanding balances on our previously existing term loan and revolving credit facility together with accrued interest and fees on each.

We incurred fees and expenses associated with the 2015 Credit Facility Agreements of approximately $4.9 million. The portion of the debt issuance costs related to the 2015 Revolving Credit Facility Agreement are included in other noncurrent assets, and the portion of the debt issuance costs related to the 2015 Term Loan Agreement are reported as a reduction to the carrying amount of the debt at February 29, 2016. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

February 2016 Refinancing. Concurrently with the signing of the Merger Agreement, we entered into a debt commitment letter, which was amended and restated on January 8, 2016, for secured financing of up to $4.78 billion. On February 26, 2016, as contemplated by the debt commitment letter, we entered into an amendment to the 2015 Credit Facility Agreements (as amended, the "2016 Credit Facility Agreement") to, among other things, (i) accelerate our repayment schedule for the Term A Loan, effective as of February 26, 2016, and (ii) subject to the closing of the acquisition of Heartland, provide security for the Term A Loan and the Revolving Credit Facility and modify the applicable financial covenants and interest rate margins. In addition, the 2016 Credit Facility Agreement provides for a new $685 million delayed draw term loan facility (the “Delayed Draw Facility”) and allows for the addition of approximately $1.095 billion of term B loans (the “Term B Loans”) to be issued in connection with the proposed acquisition of Heartland, resulting in total financing of approximately $4.78 billion as contemplated by the debt commitment letter.

On March 29, 2016, we entered into a Lender Joinder Agreement to the 2016 Credit Facility Agreement (the "Lender Joinder Agreement"). The Lender Joinder Agreement increases the amount of commitments for the Delayed Draw Facility from $685 million to $735 million through the addition of a new member to the syndicate. If drawn at the closing of the Heartland acquisition, this will result in a corresponding decrease in the anticipated initial aggregate principal balance of the Term B Loans from $1.095 billion to $1.045 billion. The funding commitments for the Delayed Draw Facility and the Term B Loans remain subject to the satisfaction of customary closing conditions.

Pursuant to the 2016 Credit Facility Agreement, the Term A Loan must be repaid in equal quarterly installments of $43.8 million commencing in November 2016 and ending in May 2020, with the remaining principal balance due upon maturity in July 2020. The Delayed Draw Facility and the Revolving Credit Facility also mature and expire, respectively, in July 2020.

As of February 29, 2016, the outstanding balance on the Revolving Credit Facility was $128.5 million. The 2016 Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At February 29, 2016, we had outstanding issued standby letters of credit of $9.2 million under the Revolving Credit Facility. The total available commitments under the Revolving Credit Facility at February 29, 2016 was $488.2 million. We are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility.

The 2016 Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios. See "Compliance with Covenants" below. The 2016 Credit Facility Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.

Lines of Credit

We have lines of credit with banks in the United States and Canada as well as several countries in Europe and in the Asia-Pacific region in which we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the line of credit balance is reduced by the amount of cash we have on deposit in specific accounts with the lender when determining the available credit. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit, while the net position is less than the credit limit. As of February 29, 2016 and May 31, 2015, a total of $69.5 million and $193.2 million, respectively, of cash on deposit was used to determine the available credit.

As of February 29, 2016 and May 31, 2015, respectively, we had $189.9 million and $592.6 million outstanding under these lines of credit with additional capacity as of February 29, 2016 of $1,119.7 million to fund settlement. The weighted-average interest rate on these borrowings was 1.67% and 1.50% at February 29, 2016 and May 31, 2015, respectively.

Compliance with Covenants

The 2016 Credit Facility Agreement includes financial covenants requiring (i) a leverage ratio no greater than 3.50 to 1.00, or up to 3.75 to 1.00 if we were to complete an acquisition, subject to certain conditions, and (ii) a fixed charge coverage ratio no less than 2.50 to 1.00. The financial covenants under the 2016 Credit Facility Agreement are subject to change upon the occurrence of the closing of the acquisition of Heartland. The 2016 Credit Facility Agreement and lines of credit also include various other covenants that are customary in such borrowings. We were in compliance with all applicable covenants as of and for the nine months ended February 29, 2016.

See "Note 6—Long-Term Debt and Credit Facilities" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our borrowing arrangements.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of February 29, 2016 (in thousands):

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years

Long-term debt	$1,878,500	$87,500	$350,000	$1,441,000	$—
Interest on long-term debt(1)	162,723	46,660	75,557	40,506	—
Lines of credit	189,921	189,921	—	—	—
Operating lease obligations(2)	68,396	14,130	24,848	18,978	10,440
Purchase obligations(3)	227,374	82,059	82,298	25,809	37,208
	$2,526,914	$420,270	$532,703	$1,526,293	$47,648

(1) Interest on long-term debt is based on rates effective and amounts borrowed as of February 29, 2016. The estimated effect of interest rate swaps is included in interest on long-term debt. Since the contractual rates for our long-term debt and settlements on our interest rate swaps are variable, actual cash payments may differ from the estimates provided. The table above does not include any committed funding associated with our proposed acquisition of Heartland.

(2) Includes future minimum lease payments for noncancelable operating leases at February 29, 2016.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market, or credit risk support other than the guarantee services described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended May 31, 2015 and in our Current Report on Form 8-K dated February 5, 2016.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended May 31, 2015 and in our Current Report on Form 8-K dated February 5, 2016. During the three and nine months ended February 29, 2016, we did not adopt any new critical accounting policies, did not change any critical accounting policies and did not change the application of any critical accounting policies from the year ended May 31, 2015.

Goodwill

We test goodwill for impairment at the reporting unit level annually as of January 1 and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have six reporting units: North America, U.K., Asia-Pacific, Central and Eastern Europe, Russia and Spain. As of January 1, 2016, we elected to perform a quantitative assessment of impairment for each of our reporting units. Based on these quantitative assessments, we determined that goodwill of our reporting units was not impaired. The fair value determined in the quantitative assessment for each reporting unit was substantially in excess of its carrying amount.

Effect of New Accounting Pronouncements and Recently Issued Pronouncements Not Yet Adopted

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. See "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying unaudited consolidated financial statements for a discussion of accounting pronouncements not yet adopted.

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

Additional important factors, among others, not directly associated with the proposed acquisition of Heartland but that may otherwise cause actual events or results to differ materially from those anticipated by our forward-looking statements or historical performance include our potential failure to safeguard our data; increased competition from nontraditional competitors; our ability to update our products and services in a timely manner; potential systems interruptions or failures; software defects or undetected errors; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; increased merchant, referral partner or ISO attrition; our ability to increase our share of existing markets and expand into new markets; unanticipated increases in chargeback liability; increases in credit card network fees; changes in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations; loss of key personnel; and other risk factors presented in Item 1A-Risk Factors of our Annual Report on Form 10-K for the year ended May 31, 2015, or our subsequent Quarterly Reports on Form 10-Q.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on our long-term debt and cash investments. Our long-term debt bears interest, at our election, at either LIBOR or a base rate, in each case plus a leverage-based margin. We invest our excess cash in securities that we believe are highly liquid and marketable in the short term and earn a floating rate of interest. These investments are not held for trading or other speculative purposes. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have interest rate swaps that reduce a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in Note 6 to the accompanying unaudited consolidated financial statements. Based on balances outstanding under variable-rate debt agreements and cash investment balances at February 29, 2016, a hypothetical increase of 100 basis points in applicable interest rates as of February 29, 2016 would increase our annual interest expense by approximately $13.2 million and increase our annual interest income by approximately $6.0 million.

On February 26, 2016, we entered into an amendment to our existing credit facilities for secured financing of up to $4.78 billion. The anticipated borrowing under the arrangement would significantly increase our outstanding debt and interest expense.

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of February 29, 2016, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of February 29, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Heartland, Heartland’s board of directors, Global Payments, Data Merger Sub One, Inc. (a wholly owned subsidiary of Global Payments, which we refer to as “Data Merger Sub One”) and Data Merger Sub Two, LLC (a wholly owned subsidiary of Global Payments, which we refer to as “Data Merger Sub Two”) have been named as defendants in a putative class action lawsuit challenging the proposed acquisition of Heartland. The suit was filed in the New Jersey Superior Court, Mercer County, Civil Division, and is captioned Kevin Merchant v. Heartland Payment Systems, et al, L-45-16 (filed January 8, 2016). An amended complaint was filed on February 29, 2016. The complaint alleges, among other things, that the directors of Heartland breached their fiduciary duties to Heartland stockholders by agreeing to sell Heartland for inadequate consideration, agreeing to improper deal protection terms in the merger agreement, failing to properly value Heartland, and filing a materially incomplete registration statement with the Securities and Exchange Commission. In addition, the complaint alleges that Heartland, Global Payments, Merger Sub One, and Merger Sub Two aided and abetted these purported breaches of fiduciary duty. The plaintiff seeks, among other things, an injunction barring the acquisition, rescission of the mergers or rescissory damages to the extent they have already been implemented, and an award of damages and attorney’s fees. We believe the lawsuit is without merit.

ITEM 1A - RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended May 31, 2015, other than the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2015.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The shares repurchased in the third quarter of fiscal 2016, the approximate average price paid per share, including commissions, and the approximate dollar value remaining for share purchases are as follows:

Plan category	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
December 2015	82,359	$69.70	82,359
January 2016	—	$—	—
February 2016	37,968	$58.53	37,968
Total	120,327		120,327	$319,524,722

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. All shares shown in the table were repurchased pursuant to Rule 10b5-1 open-market repurchase plans.

(2)	The average price paid for share for the quarter was $66.18.

(3)
The approximate dollar value of shares that may yet be purchased under our share repurchase program, as of February 29, 2016, was comprised of (i) $19.5 million remaining available under the board’s $102.3 million authorization announced on January 8, 2015 and (ii) $300.0 million remaining available under the board’s authorization announced on July 28,

2015. The authorizations by the board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of the board’s authorizations or otherwise to complete any repurchases by any specific time or at all.

ITEM 6—EXHIBITS

List of Exhibits

2.1
Agreement and Plan of Merger, dated as of December 15, 2015, by and among Global Payments Inc., Data Merger Sub One, Inc., Data Merger Sub Two, LLC and Heartland Payment Systems, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 17, 2015.++

10.1
Debt Commitment Letter, dated as of December 15, 2015, by and among Global Payments Inc., Bank of America, N.A. and Merrill, Lynch, Pierce, Fenner and Smith Incorporated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2015.

10.2
Amended and Restated Debt Commitment Letter, dated as of January 8, 2016, by and among Global Payments Inc., Bank of America, N.A., Merrill, Lynch, Pierce, Fenner and Smith Incorporated and certain other lenders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2016.

10.3
First Amendment to the Second Amended and Restated Credit Agreement, First Amendment to the Second Amended and Restated Term Loan Agreement, First Amendment to the Company Guaranties and First Amendment to the Subsidiary Guaranties, dated as of February 26, 2016, by and among the Company and Global Payments Direct, Inc., as borrowers, Bank of America, N.A., as administrative agent, and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2016.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

______________________

*	Filed herewith.
++
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Global Payments Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: April 6, 2016	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)