Form 10-K
period 2016-05-31
GLOBAL PAYMENTS INC
filed 2016-07-28
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $9,112,999,702.

The number of shares of the registrant's common stock outstanding at July 26, 2016 was 153,630,063 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2016 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2016 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this report to "Global Payments," the "Company," "we," "our" or "us," refer to Global Payments Inc. and its subsidiaries.

We believe that it is important to communicate our plans for and expectations about the future to our shareholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new services and expanding our business; and the successful integration of future acquisitions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors that may cause actual events or results to differ materially from those anticipated by our forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors; our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; changes in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations, including without limitation difficulties and delays in integrating the Heartland Payment Systems, Inc. business or fully realizing cost savings and other benefits of the acquisition at all or within the expected time period; loss of key personnel; and other risk factors presented in Item "1A - Risk Factors of this Annual Report on Form 10‑K", which we advise you to review. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

PART I

ITEM 1- BUSINESS

Introduction

We are a leading worldwide provider of payment technology services delivering innovative solutions to our customers globally. Our technologies, partnerships and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types. We distribute our services across a variety of channels to merchants and partners in 30 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

We were incorporated in Georgia as Global Payments Inc. in 2000 and spun-off from our former parent company in 2001. Including our time as part of our former parent company, we have been in the payment technology services business since 1967. Since our spin-off in 2001, we have grown our annual revenues from $353 million to $2.9 billion, through internal expansion of existing operations and through acquisitions. We recently completed our largest business combination to date when we merged with Heartland Payment Systems, Inc. ("Heartland") in April 2016.

Headquartered in Atlanta, Georgia, we are a member of the Standard & Poor's 500 Index, and our common stock is traded on the New York Stock Exchange under the symbol "GPN."

Merger with Heartland

On April 22, 2016, following the approval of Heartland’s stockholders, we completed our merger with Heartland in a transaction valued at $4.4 billion, including assumed debt of $0.4 billion. As a result, Heartland became a wholly owned subsidiary of Global Payments Inc. Prior to the merger, Heartland was one of the largest payment services companies in the United States, delivering merchant acquiring services and offering integrated commerce, point-of-sale ("POS"), omnichannel, marketing, payroll and other solutions that are highly complementary to the services offered by Global Payments. The merger significantly expanded our small and medium-sized enterprise distribution, merchant base and vertical reach in the United States, adding a 1,400-person direct sales force, over 300,000 merchants and $130 billion in annual payments volume. We intend to leverage our scalable, worldwide infrastructure to drive revenue enhancements and technological and operational synergies. See "Note 2 - Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of our merger with Heartland.

Our consolidated statements of income, comprehensive income, cash flows and changes in equity presented in the accompanying consolidated financial statements include the results of Heartland for the period from the acquisition date through May 31, 2016.

On February 26, 2016, we amended our existing credit facilities to provide for secured financing of up to $4.78 billion, the incremental proceeds of which were used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the merger-related costs. See "Liquidity and Capital Resources-Long-Term Debt and Credit Facilities" below for further discussion of our credit facilities.

Merchant Services Overview

Our payment solutions are similar around the world in that we enable our merchant customers to accept card, electronic, check and digital-based payments at the point of sale. Our comprehensive offerings include, but are not limited to, authorization services, settlement and funding services, customer support and help-desk functions, chargeback resolution, terminal sales and deployment, payment security services, consolidated billing and statements and on-line reporting. Our value proposition is to provide high-quality, responsive, secure, end-to-end service to all of our customers. We distribute our services through multiple channels and target customers in many vertical industries in 30 countries located throughout North America, Europe, the Asia-Pacific region and Brazil. The majority of merchant services revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the card type or the vertical. We also earn other fees based on specific services that may be unrelated to the number or value of transactions.

Direct Distribution

Our primary business model is to actively market and provide our payment services directly to merchants through a variety of distribution channels. We offer high touch services that provide our merchants with reliable and secure payment solutions coupled with high quality and responsive support services. Through our direct sales force worldwide, as well as bank partnerships, referral partners and our agent network, we offer rapid merchant boarding, high availability and secure payment acceptance and payment services, risk, fraud and chargeback management, reporting and analytics services, support services and other ancillary services. See “Business Segments” below for a description of our direct sales forces located around the world.

Many of our payment solutions are technology-enabled in that they incorporate or are incorporated into innovative, technology-driven solutions designed to enable merchants to better manage their businesses. Our primary technology-enabled solutions include integrated payment solutions, ecommerce and omnichannel and gaming solutions, each as described below.

Integrated Payment Solutions. Our integrated payment solutions provide advanced payments technology that is deeply integrated into business enterprise software solutions either owned by us or by our partners. We grow our business when new merchants implement our enterprise software solutions and when new and existing merchants enable payments services through enterprise software solutions sold by us or by our partners. We distribute our integrated payment solutions primarily through the following businesses:

•
OpenEdge. Through OpenEdge, we offer integrated payment solutions through more than 2,000 technology partners across over 60 different verticals primarily in North America. OpenEdge enables third-party application developers to incorporate payment innovations into their enterprise business solutions.

•
Ezidebit. Through Ezidebit, we offer integrated payment solutions in the Asia-Pacific region. Ezidebit focuses on recurring payments verticals and, similar to OpenEdge, markets its services through a network of integrated software vendors and direct channels to numerous vertical markets.

•
Education Solutions. In North America, we offer integrated payment solutions specifically designed for all levels of educational institutions. At the university level, we offer integrated commerce solutions, payment services, higher education loan services and open- and closed-loop payment solutions. For kindergarten through 12th grade, we provide ecommerce and in-person payments, cafeteria POS solutions and back-office management software, hardware, technical support and training.

•
Point-of-Sale Solutions. We offer leading-edge POS software solutions, integrated with our payment services and other adjacent business service applications, which may be on-premise or cloud-based, targeted primarily at the hospitality and retail verticals.

Ecommerce and Omnichannel. We offer ecommerce and omnichannel solutions to our customers that seamlessly blend payment gateway services, retail payment acceptance infrastructure and merchant acquiring capabilities to allow merchants to accept various payment methods through any channel across our geographical footprint. We sell ecommerce and omnichannel solutions to customers of all sizes, from small businesses accepting payments through a website in a single country, to enterprise and multinational businesses that have complex payment needs and operate retail and online businesses in multiple countries.

Gaming. We offer a comprehensive suite of cash access solutions to the gaming market in North America. These solutions include credit and debit card cash advance, traditional and electronic check processing and other services specific to this market. Our services allow casino patrons in North America fast access to cash with high limits so that gaming establishments can increase the flow of money to their gaming floors and reduce risk.

Wholesale Distribution

Although our primary business model is to build high quality direct relationships with merchants, we also provide our services through a wholesale distribution channel where we do not maintain the face-to-face relationship with the merchant.

Through our wholesale channel, we provide payment services to merchants through independent sales organizations ("ISOs"). The ISOs act as a third-party sales group selling merchant acquiring services directly to end user merchant customers. We also provide merchant services (but not funds settlement services) to merchants indirectly through financial institutions and a limited number of ISOs, whereby the financial institution or the ISO is our customer.

Credit and Debit Card Transaction Processing

Credit and debit card transaction processing includes the processing of the world's major international card brands, including American Express, Discover Card ("Discover"), JCB, MasterCard, UnionPay International ("UPI"), Visa and non-traditional payment methods, as well as certain domestic debit networks, such as Interac in Canada. Credit and debit networks establish uniform regulations that govern much of the payment card industry. During a typical payment transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on merchant acquirers, such as Global Payments, to facilitate transaction processing. A merchant acquirer performs a series of services including authorization, electronic draft capture, file transfers to facilitate funds settlement and certain exception-based, back office support services such as chargeback and retrieval resolution.

We process funds settlement under two models, a sponsorship model and a direct membership model. Under the sponsorship model, we are designated as a Merchant Service Provider by MasterCard and as an ISO by Visa. To be designated as a certified processor, member clearing banks ("Member") sponsor us and require our adherence to the standards of the networks. In certain markets, we have sponsorship or depository and clearing agreements with financial institution sponsors. These agreements allow us to route transactions under the Members' control and identification numbers to clear card transactions through MasterCard and Visa. In this model, the standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant has been funded.

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

How a Card Transaction Works

A typical payment transaction begins when a cardholder presents a card for payment at a merchant location where the card information is captured by a POS terminal card reader or mobile device card reader, which may be sold or leased to the merchant, and serviced by us. Alternatively, card and transaction information may be captured and transmitted to our network through a POS device by one of a number of services that we offer directly or through a VAR. The card reader electronically records sales draft information, such as the card identification number, transaction date and value of the goods or services purchased.

After the card and transaction information is captured by the card reader, the terminal automatically connects to our network through the internet or other communication channel in order to receive authorization of the transaction. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction value will cause the cardholder to exceed defined credit limits. In a debit card transaction, we obtain authorization for the transaction from the card issuer through the payment network verifying that the cardholder has sufficient funds for the transaction value.

As an illustration, shown below, on a $100.00 card transaction, the card issuer may fund the Member, our sponsor, (indirectly through the card network) $98.50 after retaining approximately $1.50 referred to as an interchange fee. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder's monthly credit card bill. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require us to advance the Member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction, or discount, to cover the full amount of the interchange fee and our net revenue from the transaction. If our discount rate for the merchant in the above example was 2.00%, we would bill the merchant $2.00 at the end of the month for the transaction, reimburse ourselves for $1.50 in interchange fees and retain $0.50 or 0.50% as our net revenue for the transaction. Discount rates vary based on negotiations with merchants and the economic characteristics of transactions. Interchange rates also vary based on the economic characteristics of individual transactions. Accordingly, our net revenue per transaction varies across our merchant base and is subject to change based on changes in discount rates and interchange rates. Our profit on the transaction reflects the net revenue less operating expenses, including assessments and other network fees, systems cost to process the transaction and commissions paid to our sales force or ISO. Assessments are fees charged by the card brands based on the value of transactions processed through their networks.

Illustrative Card Transaction Flow

globalpayments
Acquirer
Authorization and Transaction Data
Authorization and Transaction Data
Card Issuer
Card Network
$98.50
Funding Instructions
$1.50
Transaction Data
$2.00
Monthly Statement
$100.00
Bill
$98.50
Member/ Settlement Bank
$100.00
Merchant
Cardholder
Goods and Services
Present Card

Business Segments

We operate in three reportable segments: North America, Europe and Asia-Pacific. See "Note 15 - Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segments, including revenues, operating income or loss and depreciation and amortization by segment as well as financial information about geographic areas in which we operate. Our foreign operations subject us to various risks, including, without limitation, currency exchange risks and political, economic and regulatory risks. See "Item 1A - Risk Factors" for additional information about these risks.

North America

Approximately 70.8% of our total consolidated fiscal 2016 revenues were derived from our operations in North America, which include the United States and Canada.

Our primary mode of distribution in North America is our direct distribution channels, including our direct sales force. With the addition of the Heartland sales professionals, we now have an extensive direct sales force in North America selling our services across numerous different vertical markets, including restaurant, hospitality retail, convenience stores and petroleum, professional services, automotive and lodging.

In addition, our technology-enabled solutions represented a substantial component of our consolidated fiscal 2016 direct sales revenues in North America. Our technology-enabled distribution in North America primarily includes integrated payment solutions, as well as our gaming solutions business.

We also generate a portion of our revenues in North America from our wholesale distribution channel, primarily ISOs acting as third-party selling groups.

Europe

Approximately 21.8% of our total consolidated fiscal 2016 revenues were derived from our operations in Europe, which includes the United Kingdom, the Republic of Ireland, Spain, the Republic of Malta, the Czech Republic, Slovakia and the

Russian Federation. We have a direct sales force in the United Kingdom, Spain, the Republic of Malta and the Russian Federation through which we primarily sell our direct merchant acquiring services while leveraging our bank referral relationships.

Our ecommerce and omnichannel solutions represent a growing percentage of the services we sell in Europe, fueled in part by our recent acquisition of Realex.

In addition, on June 1, 2016, we completed our joint venture with Erste Group Bank AG, a leading financial services provider in Central and Eastern Europe, which expanded our acquiring services into Romania and provided deeper penetration into the Czech Republic and Slovakia.

Asia-Pacific

Approximately 7.4% of our total consolidated fiscal 2016 revenues were derived from our operations in the Asia-Pacific region, which includes the following countries and territories: Australia, Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, New Zealand, the Philippines, Singapore, Sri Lanka and Taiwan. Our direct sales force in the Asia-Pacific region accounts for substantially all of the services we sell in the region.

Primarily as a result of our acquisition of Ezidebit in October 2014, technology-enabled solutions represent a substantial and growing portion of our operations in the Asia-Pacific region. We also expect our acquisition of eWay in March 2016 will allow us to further expand our ecommerce and omnichannel solutions offering in this region.

Industry Overview

The payment technology services industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related information services. The industry continues to grow as a result of wider merchant acceptance, increased consumer use of credit and debit cards and advances in payment processing and telecommunications technology. The proliferation of credit and debit cards has made the acceptance of card-based payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. This increased use of cards and the availability of more sophisticated technology services to all market segments has resulted in a highly competitive and specialized industry.

Competition

We are a leading merchant acquirer in North America, where we compete primarily with Bank of America Merchant Services, LLC (a joint venture between First Data Corporation and Bank of America Corporation), Chase Paymentech Solutions, LLC, Elavon, Inc., a subsidiary of U.S. Bancorp, First Data Corporation, Moneris Solutions Corporation (a joint venture between the Bank of Montreal and the Royal Bank of Canada), Vantiv Inc. and Wells Fargo Bank, N.A. While these are our primary competitors, some of our vertically focused business in the United States compete with other organizations.

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

Competitors in Europe include Barclays Bank PLC, Spanish banking institutions and WorldPay (UK) Limited. Financial institutions that offer merchant acquiring services are our primary competitors in Asia-Pacific.

Emerging Trends

The payments industry continues to grow globally and as a result, several large merchant acquirers, including us, have expanded operations globally by pursuing acquisitions and creating alliances and joint ventures. We believe that the electronic payment services industry will continue to consolidate as banks and independent processors that lack the necessary infrastructure, scale and ability to invest look to exit the business.

We believe that payment technology transactions and services will continue to grow in the future and that an increasing percentage of these transactions will be processed through emerging technologies. We provide innovative technology-based solutions to help our merchants and partners simplify the payments process, regardless of the channel through which the transaction occurs. We have also launched a suite of security services that provide POS, point-to-point encryption, tokenization services, Payment Card Industry Data Security Standard ("PCI DSS") merchant assistance, real-time fraud protection and other services to enhance and simplify security for all merchants and partners. We continue to expand our forms of payments acceptance supporting radio frequency identification for contactless payment cards and near-field communication enabled smartphones that contain mobile wallet software. This allows us to offer customers the ability to accept payments through mobile wallets and the ability for our customers to use a tablet or other mobile device as a POS terminal. As mobile payments continue to evolve, we intend to continue partnering and developing new services that will leverage the benefits that these new technologies can offer our customers.

We believe that new markets will continue to develop in areas that have been previously dominated by paper-based transactions. We expect industries such as healthcare, education, government, recurring payments and business-to-business to continue to see transaction volumes migrate to more electronic-based settlement solutions.  We believe that the continued development of new services and the emergence of new vertical markets will be a factor in the growth of our business for the foreseeable future.

Strategy

We seek to leverage the adoption of, and transition to, card, electronic and digital-based payments by expanding share in our existing markets through our distribution channels and service innovation, as well as through acquisitions to improve our offerings and scale, while also seeking to enter new markets through acquisitions, alliances and joint ventures around the world. We intend to continue to invest in and leverage our technology infrastructure and our people to increase our penetration in existing markets.

Our key objectives include the following:

•	Grow and control our direct distribution by adding new channels and partners;

•	Deliver innovative services by developing value-added applications, enhancing existing services and developing new systems and services to blend technology with customer needs;

•	Leverage technology and operational advantages throughout our global footprint;

•	Continue to develop seamless multinational solutions for leading global customers;

•	Provide customer service at levels that exceed our competition, while investing in technology, training and enhancements to our service offerings; and

•
Pursue potential domestic and international acquisitions of, investments in and alliances with companies that have high growth potential, significant market presence, sustainable distribution platforms or key technological capabilities.

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

•
Technology Solutions - We provide innovative technology-based solutions that enable our customers to operate their business more efficiently and simplify the payments process, regardless of the channel through which the transaction occurs. We believe our robust technology solutions will continue to differentiate us in the marketplace and will position us for continued growth.

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

•
Disciplined Acquisition Approach - Our proven track record for selectively and successfully sourcing, completing and integrating acquisitions in existing and new markets positions us well for future growth and as an attractive partner for potential acquisition targets.

Safeguarding Our Business

Privacy and security are central to our service. We work with information security and forensics firms and employ advanced technologies to prevent, investigate and address issues relating to processing system security and availability. We also collaborate with industry third parties, regulators and law enforcement to resolve security incidents and assist in efforts to prevent unauthorized access to our processing systems.

Employees and Labor

As of May 31, 2016, we had approximately 8,995 employees, many of whom are highly skilled in technical areas specific to payment technology services.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), which was signed into law in the United States in 2010, resulted in significant structural and other changes to the regulation of the financial services industry. The Dodd-Frank Act directed the Board of Governors of the Federal Reserve (the "Federal Reserve Board") to regulate the debit interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction.  Pursuant to the so-called "Durbin Amendment" to the Dodd-Frank Act, these fees must be "reasonable and proportional" to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Pursuant to regulations promulgated by the Federal Reserve Board, debit interchange rates for card issuers with assets of $10 billion or more are capped at $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer's fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The cap on interchange fees has not had a material direct effect on the Company’s results of operations.

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

The rules also contain prohibitions on network exclusivity and merchant routing restrictions that require a card issuer to enable at least two unaffiliated networks on each debit card, prohibit card networks from entering into exclusivity arrangements and restrict the ability of issuers or networks to mandate transaction routing requirements. We do not expect the prohibition on network exclusivity to significantly affect our ability to pass on network fees and other costs to our customers.

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

Privacy and Information Security Laws

We provide services that may be subject to various state, federal and foreign privacy laws and regulations. These laws and regulations include the federal Gramm-Leach-Bliley Act of 1999, which applies to a broad range of financial institutions and to companies that provide services to financial institutions in the United States, including our gaming business. We are also subject to a variety of foreign data protection and privacy laws, including, without limitation, Directive 95/46/EC, as implemented in each member state of the European Union.  Among other things, these foreign and domestic laws, and their implementing regulations, in certain cases restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information.  These laws also impose requirements for safeguarding and removal or elimination of personal information.

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

Escheat Laws

We are subject to unclaimed or abandoned property state laws in the United States and in certain foreign countries that require us to transfer to certain government authorities the unclaimed property of others that we hold when that property has been unclaimed for a certain period of time.  Moreover, we are subject to audit by state and foreign regulatory authorities with regard to our escheatment practices.

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

Debt Collection and Credit Reporting Laws

Portions of our business may be subject to the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and similar state laws. These debt collection laws are designed to eliminate abusive, deceptive and unfair debt collection practices and may require licensing at the state level. The Fair Credit Reporting Act regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We have procedures in place to comply with the requirements of these laws.

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed from the investor relations section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance, including our codes of ethics applicable to our directors, senior financial officers and other employees, are also available in the investor relations section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing us using the address on the cover of this Annual Report on Form 10-K ("this Annual Report"). You may also telephone our investor relations office directly at (770) 829-8991. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report.

Our SEC filings may also be viewed and copied at the following SEC public reference room and at the offices of the New York Stock Exchange.

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

Risks Related to Our Business and Operations

Our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks could affect our reputation among our merchant clients and cardholders and may expose us to penalties, fines, liabilities and legal claims.

In order to provide our services, we process and store sensitive business information and personal information about our merchants, merchants’ customers, merchants’ employees, ISOs, vendors, partners and other parties. This information may include credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by our merchants, ISOs, third-party service providers to whom we outsource certain functions, and other agents (which we refer to collectively as our "associated third parties"). We have responsibility to the card networks and their member financial institutions for our failure or the failure of our associated third parties to protect this information.

While plans and procedures are in place to protect the sensitive data we collect, we cannot be certain that these measures will be successful and will be sufficient to counter all current and emerging technology threats that are designed to breach our systems in order to gain access to confidential information.

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

We could also be subject to liability for claims relating to misuse of personal information in violation of contractual obligations or data privacy laws. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to this data will be followed or will be adequate to prevent the misuse of this data. Any misuse of personal information or failure to adequately enforce these contractual requirements could result in liability, protracted and costly litigation and, with respect to misuse of personal information of our merchants and consumers, lost revenue and reputational harm.

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

Furthermore, we are facing increasing competition from non-traditional competitors, including new entrant technology companies who offer certain innovations in payment methods. Some of these competitors utilize proprietary software and service solutions. Others partner with traditional merchant acquirers to provide tablet-based solutions with payment processing services. Some of these non-traditional competitors have significant financial resources and robust networks and are highly regarded by consumers. In addition, some non-traditional competitors, such as private companies or startup companies, may be less risk averse than we are and, therefore, may be able to respond more quickly to market demands. If these non-traditional competitors gain a greater share of total electronic payments transactions, it could have a material adverse effect on our business, financial condition, results of operations, and cash flows. These competitors may compete in ways that minimize or remove the role of traditional card networks, processors and/or point-of-sale software in the electronic payments process.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually and quickly update our services, a process that could result in higher costs and the loss of revenues, earnings and customers if the new services do not perform as intended or are not accepted in the marketplace.

The electronic payments markets in which we compete are characterized by rapid technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects, including the development of a new authorization platform, mobile payment applications, ecommerce services and other new offerings emerging in the electronic payments industry. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the electronic payments markets, these risks are even more acute. Any delay in the delivery of new services or the failure to differentiate our services could render them less desirable to our customers, or possibly even obsolete. Furthermore, as the market for alternative payment processing services evolves, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new services targeted at this market.

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

If we fail to comply with the applicable requirements of the card networks, they could seek to fine us, suspend us or terminate our registrations. If our merchants or ISOs incur fines or penalties that we cannot collect or pursue collection from them, we may have to bear the cost of such fines or penalties.

We are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by their boards, which may be influenced by card issuers, and some of those issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks' rules or policies to the detriment of non-members including us. The termination of our registrations or our status as a service provider or a merchant processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, operating results, financial condition and cash flows. If a merchant or an ISO fails to comply with the applicable requirements of the card associations and networks, we or the merchant could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect or pursue collection of such amounts from the applicable merchant or ISO, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us. The termination of our registration, or any changes in the Visa or MasterCard rules that would impair our registration, could require us to stop providing Visa and MasterCard payment processing services, which would make it impossible for us to conduct our business on its current scale.

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

Our future growth depends in part on the continued expansion of markets in which we already operate, the emergence of new markets, and the continued availability of alliance relationships and strategic acquisition opportunities.

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

Increases in credit card network fees may result in the loss of customers and/or a reduction in our earnings.

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

Any new implementation of or changes made to laws, regulations, card network rules or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable effect on our financial results and our cash flows.

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

All persons offering or providing financial services or products to consumers, directly or indirectly, can be subject to prohibitions against unfair, deceptive, or abusive acts or practices ("UDAAP") under the Dodd-Frank Act. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products or a service provider from committing or engaging in UDAAP, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings. More generally, all persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers, are also subject to Section 5 of the Federal Trade Commission ("FTC") Act prohibiting unfair or deceptive acts or practices ("UDAP"). In addition, there are other laws, rules and or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant's payment processor, to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Various federal and state regulatory enforcement agencies, including the FTC, the CFPB and the states’ attorneys general have the authority to take action against nonbanks that engage in UDAP or violate other laws, rules or regulations and, to the extent we are processing payments for a merchant that may be in violation of these laws, rules or regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities.

In many countries, we are legally or contractually required to comply with the anti-money laundering laws and regulations, such as, in the United States, the BSA, as amended by the USA PATRIOT Act, and similar laws of other countries, which require that customer identifying information be obtained and verified. In some countries, we are directly subject to these requirements; in other countries, we have contractually agreed to assist our sponsor banks with their obligation to comply with any-money laundering requirements that apply to them. In addition, we and our sponsor banks are subject to the laws and regulations enforced by the Office of Foreign Assets Control ("OFAC"), which prohibit U.S. persons from engaging in transactions with certain prohibited persons or entities. Similar requirements apply in other countries. Our failure to comply with any of these contractual requirements or laws could adversely affect our business, financial credit results of operations and cash flows.

On July 26, 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act’s regulations to "prepaid access" products and services. This rulemaking clarifies the anti-money laundering obligations for entities engaged in the provision and sale of prepaid services such as prepaid cards. This rule increases our regulatory risks and, as with other regulatory requirements, violations of the rule could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Portions of our business may be subject to the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and similar state laws. These debt collection laws are designed to eliminate abusive, deceptive and unfair debt collection practices and may require licensing at the state level. The Fair Credit Reporting Act regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. If we fail to comply with any of these laws, to the extent they are applicable to us, we may be subject to fines, penalties and litigation.

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

A substantial portion of our indebtedness accrues interest at a variable rate, and we may incur additional variable-rate indebtedness in the future. Increases in interest rates will reduce our operating cash flows and could hinder our ability to fund our operations, capital expenditures, acquisitions, share repurchases or dividends. We are also subject to risks related to the changes in currency exchange rates as a result of our investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Revenues and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Volatility in currency exchange rates has affected and may continue to affect our financial results.

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

We may seek to reduce our exposure to fluctuations in interest rates or foreign currency exchange rates through the use of hedging arrangements. To the extent that we hedge our interest rate or foreign currency exchange rate exposures, we forgo the benefits we would otherwise experience if interest rates or foreign currency exchange rates were to change in our favor. Developing an effective strategy for dealing with movements in interest rates and currency exchange rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, a counterparty to the arrangement could default on its obligation, thereby exposing us to credit risk. We may have to repay certain costs, such as transaction fees or breakage costs, if we terminate these arrangements. Finally, our interest rate and currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.

We conduct a portion of our business in various European and Asia-Pacific countries, including the Russian Federation, where the risk of continued political, economic and regulatory change that could affect our operating results is greater than in the United States.

We expect to continue to expand our operations into various countries in Europe and the Asia-Pacific region. Some of these countries, and other foreign countries in which we operate, such as the Russian Federation and the United Kingdom, have undergone significant political, economic and social change in recent years, and the risk of new, unforeseen changes in these countries remains greater than in the United States. Our business, growth, financial condition or results of operations could be materially adversely affected by instability or changes in a country’s or region’s economic conditions; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the European Union or the United States, Canada or other governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities, such as sanctions by or against the Russian Federation.

In addition, transfer of certain types of data by electronic means and telecommunications is subject to specific regulation in many countries. Although these regulations have not had a material effect on us to date, changes in these regulations, including taxation or limitations on transfers of data between countries, could have a material adverse effect on our business, growth, financial condition, results of operations or cash flows.

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit." The referendum has caused, and may continue to cause, volatility in global stock markets and currency exchange rate fluctuations, resulting in a decline in the value of the British pound relative to the U.S. dollar. In addition, it is expected that the British government will begin negotiating the terms of the United Kingdom’s future relationship with the European Union. Although it is not known what those terms will be, it is possible that there will be increased regulatory complexities, including without limitation regulation relating to data security, privacy, and taxation. These changes may adversely affect our operations and financial results.

The integration and conversion of our acquired operations, including Heartland in particular, or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies of operating both businesses as one are not achieved, a loss of strategic opportunities if management is distracted by the integration process, and a loss of customers if our service levels drop during or following the integration process.

The acquisition, integration, and conversion of businesses, including Heartland in particular, involve a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, services, technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions often involve additional or increased risks including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of those new markets; and general economic and political conditions.

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

•
The acquisition may otherwise cause disruption to the acquired company’s business and operations and relationships with financial institution sponsors, customers, merchants, employees and other partners;

•
The acquisition and the related integration could divert the attention of our management from other strategic matters including possible acquisitions and alliances and planning for new product development or expansion into new electronic payments markets; and

•	The costs related to the integration of the acquired company’s business and operations into ours and the financing of the transaction may be greater than anticipated.

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

We have increased our indebtedness to finance the acquisition of Heartland, which could adversely affect us, including by decreasing our business flexibility.

We have incurred significant indebtedness, including without limitation approximately $4.78 billion of secured financing in connection with the Heartland transaction, which we used to fund the cash consideration for the Heartland transaction, repay certain of Heartland’s indebtedness and pay related fees and expenses. Our increased level of debt and the covenants to which we have agreed in connection with this and other financing transactions could, among other things, (i) require us to dedicate a larger portion of our cash flow from operations to servicing and repayment of the debt, (ii) reduce funds available for strategic initiatives and opportunities, working capital and other general corporate needs and (iii) limit our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business our industry and economic conditions.

The Company's debt agreements contain restrictions that may limit our flexibility in operating our business and our ability to return capital to our shareholders.

Our credit facilities contain various covenants that limit our ability and the ability of our subsidiaries to engage in specified types of transactions. These covenants limit our ability in certain circumstances to, among other things:

•	incur additional indebtedness;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain lines of business;

•	enter into certain transactions with affiliates;

•	pay dividends and repurchase shares of our common stock.

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

We may need to raise additional funds to finance our future capital needs, which may prevent us from growing our business.

We may need to raise additional funds to finance our future capital needs, including developing new products and technologies or to fund future acquisitions or operating needs. If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding common stock. We may also decide to issue securities, including debt securities that have rights, preferences and privileges senior to our common stock. We may be unable to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition and results of operations.

As a result of our acquisitions, a significant portion of our total assets are intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 67.5% of the total assets on our balance sheet as of May 31, 2016. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would negatively affect our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able or permitted to, or we may decide not to, pay dividends or repurchase shares at a level anticipated by shareholders of our common stock, which could reduce shareholder returns.

The extent to which we pay dividends on our common stock and repurchase our common stock in the future is at the discretion of our Board of Directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, compliance with debt covenants and such other factors as our Board of Directors deems relevant. Our credit facilities may prohibit us from (i) repurchasing more than $250 million of our common stock in any fiscal year and (ii) paying quarterly dividends in excess of $0.01 per share. No assurance can be given that we will be able to or will choose to pay any dividends or repurchase any shares in the foreseeable future.

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

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, this assessment may be complicated by any acquisitions we may complete.

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

Anti-takeover provisions of our articles of incorporation and by-laws and provisions of Georgia law could delay or prevent a change in control that individual shareholders favor.

Provisions of our articles of incorporation and by-laws and provisions of applicable Georgia law may discourage, delay or prevent a merger or other change in control that shareholders may consider favorable. The provisions of our articles and by-laws, among other things:

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

ITEM 2 - PROPERTIES

Our principal facilities in North America are located in Atlanta, Georgia; Jeffersonville, Indiana; Las Vegas, Nevada; Owings Mills, Maryland; Pleasant Grove, Utah; Princeton, New Jersey; and Toronto, Canada. Our principal facilities in Europe are located in Barcelona, Spain; Dublin, Ireland; Leicester, England; London, England; Moscow, Russia; and Prague, Czech Republic. Our principal facilities in the Asia-Pacific region are located in Brisbane, Australia; Hong Kong Special Administrative Region, China; and Manila, Philippines. At May 31, 2016, we owned three facilities and leased 51 domestic properties and 72 international properties which we use for operational, sales and administrative purposes. We believe that all of our facilities and equipment will be suitable and adequate for our business as presently conducted.

ITEM 3 - LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

Heartland, Heartland’s board of directors, Global Payments, Data Merger Sub One, Inc. (a wholly owned subsidiary of Global Payments, which we refer to as "Data Merger Sub One") and Data Merger Sub Two, LLC (a wholly owned subsidiary of Global Payments, which we refer to as "Data Merger Sub Two") were named as defendants in a putative class action lawsuit challenging the proposed merger with Heartland. The suit was filed on January 8, 2016 in the New Jersey Superior Court, Mercer County, Civil Division, and is captioned Kevin Merchant v. Heartland Payment Systems, et al, L-45-16. The complaint alleges, among other things, that the directors of Heartland breached their fiduciary duties to Heartland stockholders by agreeing to sell Heartland for inadequate consideration, agreeing to improper deal protection terms in the merger agreement, failing to properly value Heartland, and filing a materially incomplete registration statement with the Securities and Exchange Commission. In addition, the complaint alleges that Heartland, Global Payments, Merger Sub One, and Merger Sub Two aided and abetted these purported breaches of fiduciary duty. On April 12, 2016, solely to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made by the plaintiff, Heartland and Global Payments reached an agreement to settle the suit and entered into a Memorandum of Understanding to document the terms and conditions for settlement of the suit.  The proposed settlement is subject to court approval. If the proposed settlement is approved by the court, it will release all claims that were or could have been brought challenging any aspect of the merger with Heartland or the merger agreement related thereto and any disclosure made in connection therewith, under terms that will be disclosed to stockholders before final approval of the proposed settlement. The settlement, if approved, is not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol "GPN." The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the four quarters during fiscal 2016 and 2015. We expect to continue to pay our shareholders a dividend per share, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, capital requirements, compliance with debt covenants and such other factors as the Board of Directors deems relevant.

The amounts presented in the table below have been adjusted to reflect a two-for-one stock split of Global Payments common stock, paid to Global Payments shareholders in the form of a stock dividend on November 2, 2015.

	High	Low	Dividend Per Share
Fiscal 2016:
First Quarter	$59.29	$50.69	$0.01
Second Quarter	72.91	54.03	0.01
Third Quarter	74.64	51.29	0.01
Fourth Quarter	78.30	58.11	0.01

Fiscal 2015:
First Quarter	$37.23	$33.67	$0.01
Second Quarter	43.36	34.30	0.01
Third Quarter	46.50	38.58	0.01
Fourth Quarter	53.03	43.84	0.01

As of July 26, 2016, there were 2,122 shareholders of record.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report.

Sale of Unregistered Securities

We did not issue any unregistered securities during the year ended May 31, 2016.

Stock Performance Graph

The following graph compares our cumulative shareholder returns with the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Index for the five years ended May 31, 2016. The line graph assumes the investment of $100 in our common stock, the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Index on May 31, 2011 and assumes reinvestment of all dividends.

*$100 invested on May 31, 2011 in stock or index, including reinvestment of dividends. Fiscal year ending May 31.
Copyright© 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Global Payments	S&P 500	S&P Information Technology
May 31, 2011	$100.00	$100.00	$100.00
May 31, 2012	81.90	99.59	107.57
May 31, 2013	92.63	126.75	123.83
May 31, 2014	132.59	152.67	153.42
May 31, 2015	202.06	170.69	182.29
May 31, 2016	300.97	173.62	187.97

Issuer Purchases of Equity Securities

As announced on July 28, 2015, our Board of Directors authorized the additional repurchase of up to $300.0 million of our common stock. Under these and other existing authorizations, we repurchased and retired 2.2 million shares of our common stock at a cost of $135.9 million including commissions, or an average price of $63.17 per share, during the year ended May 31, 2016.

Information about the shares of our common stock that we repurchased during the quarter ended May 31, 2016 is set forth below:

Month	Number of Shares Purchased	Average Price per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
March 2016	10,848	$62.32	10,848
April 2016(1)	567,261	73.24	567,261
May 2016	5,538	71.97	5,538
	583,647	$73.02	583,647	$266.9

(1) On April 25, 2016, we entered into an Accelerated Share Repurchase ("ASR") with a financial institution to repurchase an aggregate of $50 million of our common stock. In exchange for an up-front payment of $50 million, the financial institution committed to deliver a number of shares during the ASR's purchase period, which ended on June 23, 2016. On April 26, 2016, 545,777 shares were initially delivered to us. On June 23, 2016, an additional 127,435 shares were delivered to us. The total number of shares delivered under this ASR was 673,212 shares at an average price of $74.27 per share.

In addition to the shares we repurchased on the open market as set forth in the table above, during the quarter ended May 31, 2016, pursuant to our employee incentive plans, we repurchased 2,555 shares at an average price per share of $68.77 in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we repurchased at fair market value on the vesting date.

ITEM 6 - SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with (i) "Item 7 ‑ Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) "Item 8 ‑ Financial Statements and Supplementary Data" included elsewhere in this Annual Report, (iii) the historical consolidated financial statements of Global Payments and the related notes presented in its Annual Report on Form 10-K for the year ended May 31, 2015, and (iv) updated portions of Global Payments’ Annual Report on Form 10-K for the year ended May 31, 2015 filed with the SEC in a Current Report on Form 8-K on February 5, 2016 to reflect, for all periods presented, the retrospective effects of a change in reportable segments, the adoption of accounting standards updates and a stock split effected in the form of a dividend paid on November 2, 2015. The income statement data for the years ended May 31, 2016, 2015, and 2014 and the balance sheet data as of May 31, 2016 and 2015 are derived from the audited consolidated financial statements included elsewhere in this Annual Report. The income statement data for fiscal years 2013 and 2012 and the balance sheet data as of May 31, 2014 and 2013 were derived from consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2014. The balance sheet data as of May 31, 2012 was derived from audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2013. The financial data reflect the retrospective effects of a stock split and the adoption of accounting standard updates as discussed in "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the accompanying consolidated financial statements.

	Year Ended May 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Income statement data:
Revenues	$2,898,150	$2,773,718	$2,554,236	$2,375,923	$2,203,847
Operating income	424,944	456,597	405,499	357,213	307,349
Net income	290,217	309,115	269,952	238,713	217,566
Net income attributable to Global Payments	271,666	278,040	245,286	216,125	188,161

Per share data:
Basic earnings per share	$2.05	$2.07	$1.70	$1.39	$1.19
Diluted earnings per share	2.04	2.06	1.69	1.38	1.18
Dividends per share	0.04	0.04	0.04	0.04	0.04

Balance sheet data (at year end):
Total assets	$10,509,952	$5,779,301	$4,002,527	$3,114,025	$2,665,678
Settlement lines of credit	378,436	592,629	440,128	187,461	215,391
Long-term debt	4,515,286	1,740,067	1,390,507	960,749	312,953
Total equity	2,877,404	863,553	1,132,799	1,286,607	1,445,343

The financial data in the table above as of and for the year ended May 31, 2016 reflect the effects of our merger with Heartland and the issuance of new long-term debt, both of which were completed on April 22, 2016. See "Note 2 - Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of our merger with Heartland.

Operating income, net income, net income attributable to Global Payments and basic and diluted earnings per share in the table above include a credit of $7.0 million (pre-tax) during the year ended May 31, 2014 and charges of $36.8 million (pre-tax) and $84.4 million (pre-tax) for the years ended May 31, 2013 and 2012, respectively, related to a processing system intrusion that occurred in the year ended May 31, 2012.

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

General

We are a leading worldwide provider of payment technology services delivering innovative solutions to our customers globally. Our technologies, partnerships and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types. We distribute our services across a variety of channels to merchants and partners in 30 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

We were incorporated in Georgia as Global Payments Inc. in 2000 and spun-off from our former parent company in 2001. Including our time as part of our former parent company, we have been in the payment technology services business since 1967. Since our spin-off in 2001, we have grown our annual revenues from $353 million to $2.9 billion, through internal expansion of existing operations and through acquisitions. In particular, we recently completed our largest business combination to date when we merged with Heartland Payment Systems, Inc. ("Heartland") in April 2016.

Headquartered in Atlanta, Georgia, we are a member of the Standard & Poor's 500 Index ("S&P 500"), and our common stock is traded on the New York Stock Exchange under the symbol "GPN." Global Payments Inc. and its consolidated subsidiaries are referred to collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

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

The majority of merchant services revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the card type or the vertical. We also earn other fees based on specific services that are unrelated to the number or value of transactions.

Our primary business model is to actively market and provide our payment services directly to merchants through a variety of distribution channels. We offer high touch services that provide our merchants with reliable and secure payment solutions coupled with high quality and responsive support services.

We also provide our services through a wholesale distribution channel where we do not maintain the face-to-face relationship with the merchant. Through our wholesale channel, we provide payment processing services through third-party sales groups referred to as independent sales organizations ("ISOs"). The ISOs act as a third-party sales group selling merchant acquiring services, with the majority of Global Payments' ISOs marketing direct merchant acquiring.

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

Executive Overview

We experienced strong business and financial performance around the world during the year ended May 31, 2016 ("fiscal 2016"). Highlights related to our financial condition and results of operations for fiscal 2016 include the following:

•
We completed the most significant business combination in our history when we merged with Heartland in April 2016. As a result of the merger, we now have more than 8,500 employees worldwide and service nearly 2.5 million merchants in 30 countries.

•
Consolidated revenues increased 4.5% to $2,898.2 million from $2,773.7 million in the year ended May 31, 2015 ("fiscal 2015"), reflecting growth in each of our operating segments and additional revenues from acquired businesses, despite the unfavorable effect of fluctuations in foreign currency exchange rates of $117.0 million.

•
Net income attributable to Global Payments was $271.7 million in fiscal 2016 compared to $278.0 million in the prior year primarily as a result of expenses of $51.3 million associated with our merger with Heartland and the unfavorable effect of fluctuations in foreign currency on our operating income of $43.6 million. Diluted earnings per share was $2.04 in fiscal 2016 compared to $2.06 in fiscal 2015.

•	We completed a 2-for-1 stock split in the form of a stock dividend, and our split-adjusted share price increased 49% during fiscal 2016, while the S&P 500 was flat.

•	We joined the S&P 500 during fiscal 2016. Companies included in the index are selected by the S&P Index Committee, a team of analysts and economists at Standard & Poor's.

Acquisitions

On December 15, 2015, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Heartland pursuant to which we merged with Heartland on April 22, 2016 in a transaction valued at $4.4 billion, including assumed debt of $0.4 billion. Prior to the merger, Heartland was one of the largest payment services companies in the United States, delivering merchant acquiring services and offering integrated commerce, point-of-sale ("POS"), ecommerce, marketing, payroll and other solutions that are highly complementary to the services offered by Global Payments. The merger significantly expanded our small and medium-sized enterprise distribution, merchant base and vertical reach in the United States, adding a 1,400-person direct sales force, over 300,000 merchants and $130 billion in annual payments volume. We intend to leverage our scalable, worldwide infrastructure to drive revenue enhancements and technological and operational synergies. See "Note 2 - Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of our merger with Heartland.

In connection with our merger with Heartland, we entered into an amendment to our existing credit facilities to provide for secured financing of up to $4.78 billion, the incremental proceeds of which were used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the merger-related costs. See "Liquidity and Capital Resources-Long-Term Debt and Credit Facilities" below for further discussion of our credit facilities.

On June 1, 2015, we acquired certain assets of Certegy Check Services, Inc., a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"). Under the purchase arrangement, we acquired substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"), including approximately 260 gaming client locations, for $237.5 million, funded from borrowings on our revolving credit facility and cash on hand.

On March 25, 2015, we acquired Pay and Shop Limited for €110.2 million in cash ($118.9 million equivalent as of the acquisition date) funded by borrowings on our revolving credit facility. Pay and Shop Limited, which does business as Realex Payments, is a leading European online payment gateway technology provider based in Dublin, Ireland. This transaction furthers our strategy to provide omni-channel solutions that combine gateway services, payment service provisioning and merchant acquiring across Europe.

On October 10, 2014, we completed the acquisition Ezi Holdings Pty Ltd ("Ezidebit") for AUD302.6 million in cash ($266.0 million equivalent as of the acquisition date). This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its services through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings.

See "Note 2 - Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of these and other acquisitions.

Visa Europe

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("VE"). The carrying amount of our member interests in VE at May 31, 2016 was approximately €30, the cost of obtaining the membership interests. On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in VE, including ours. In exchange, we received up-front consideration comprised of approximately €33.5 million ($37.7 million equivalent at June 21, 2016) in cash and Series B and C convertible preferred shares whose initial conversion ratio equates to Visa common shares valued at $22.9 million as of June 21, 2016. On the third anniversary of the closing of the acquisition, we will receive €3.1 million ($3.4 million at June 21, 2016) of deferred consideration (plus compounded interest at a rate of 4.0% per annum). The preferred shares will convert into Visa common shares at periodic intervals over a 12-year period. Based on the outcome of potential litigation involving VE in the United Kingdom and elsewhere in Europe, the conversion factor of the preferred shares could be adjusted down such that the number of Visa common shares ultimately received could be as low as zero, and approximately €25.6 million ($28.8 million equivalent at June 21, 2016) of the cash consideration could be refundable.

Results of Operations

Commencing with fiscal 2016, we began reporting based on realigned segments (North America, Europe and Asia-Pacific) due to international investment and a realigned management structure. As a result, we have presented prior year segment data in a manner that conforms to our current year presentation.

Revenues

The majority of merchant services revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number or value of transactions. These revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

In direct merchant acquiring, we provide payment services to merchants and fund settlement either directly, in markets where we have direct membership with the payment networks, or through our relationship with a member bank in markets where we are sponsored. Revenues for direct merchant services are recognized in the amount of merchant billing net of interchange. We market our direct merchant services through a variety of sales channels, including a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value-added resellers, which we generally refer to as "direct distribution." We also sell through our ISO channel, where the ISO receives a share of the merchant profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expenses in the consolidated statements of income.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, wages, commissions and related expenses paid to sales personnel, customer support functions other than those supporting revenue, administrative employees and management; commissions paid to ISOs, independent contractors and other third parties; other selling expenses; occupancy costs of leased space directly related to these functions; share-based compensation expense and advertising costs.

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

Fiscal Year Ended May 31, 2016 Compared to Fiscal Year Ended May 31, 2015

The following table sets forth key selected financial data for the years ended May 31, 2016 and 2015, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of the prior year amount.

(dollar amounts in thousands)	2016	% of Revenue(1)	2015	% of Revenue(1)	Change	% Change
Revenues:
North America	$2,052,623	70.8%	$1,968,890	71.0%	$83,733	4.3%
Europe	631,900	21.8%	615,966	22.2%	15,934	2.6%
Asia-Pacific	213,627	7.4%	188,862	6.8%	24,765	13.1%
Total revenues	$2,898,150	100.0%	$2,773,718	100.0%	$124,432	4.5%

Consolidated operating expenses:
Cost of service	$1,147,639	39.6%	$1,022,107	36.8%	$125,532	12.3%
Selling, general and administrative	1,325,567	45.7%	1,295,014	46.7%	30,553	2.4%
Operating expenses	$2,473,206	85.3%	$2,317,121	83.5%	$156,085	6.7%

Operating income (loss):
North America	$307,626		$293,139		$14,487	4.9%
Europe	244,837		240,014		4,823	2.0%
Asia-Pacific	50,743		39,697		11,046	27.8%
Corporate	(178,262)		(116,253)		(62,009)	53.3%
Operating income	$424,944	14.7%	$456,597	16.5%	$(31,653)	(6.9)%

Operating margin:
North America	15.0%		14.9%		0.1%
Europe	38.7%		39.0%		(0.3)%
Asia-Pacific	23.8%		21.0%		2.8%
(1) Percentage amounts may not sum to the total due to rounding.

Revenues

For fiscal 2016, revenues increased 4.5% to $2,898.2 million compared to the prior year, reflecting growth in each of our operating segments, in spite of the unfavorable effect of fluctuations in foreign currency exchange rates. For the year ended May 31, 2016, currency exchange rate fluctuations reduced our revenues by $117.0 million compared to the prior year, calculated by converting fiscal 2016 revenues in local currency using fiscal 2015 exchange rates.

North America Segment. For fiscal 2016, revenues from our North America segment increased by $83.7 million, or 4.3%, compared to the prior year to $2,052.6 million. The increase was due to growth of $124.4 million, primarily in our U.S. business, partially offset by the unfavorable effect of currency fluctuations in Canada of $40.7 million. The growth in revenue included additional revenues from our merger with Heartland and the acquisition of the FIS Gaming Business as well as organic growth in our direct distribution business.

Europe Segment. For fiscal 2016, Europe revenues increased by $15.9 million, or 2.6%, compared to the prior year to $631.9 million. The increase reflects revenue growth in local currencies, generally due to an increase in the number of card transactions and volume growth in the United Kingdom and Spain, partially offset by the unfavorable effect of currency fluctuations in Europe of $62.6 million.

Asia-Pacific Segment. For fiscal 2016, Asia-Pacific revenues increased by $24.8 million, or 13.1%, compared to the prior year to $213.6 million. The increase was primarily due to additional revenues of $29.6 million associated with recent acquisitions and organic growth, partially offset by the unfavorable effect of currency fluctuations.

Operating Expenses

Cost of Service. Cost of service increased by 12.3% to $1,147.6 million during fiscal 2016 compared to the prior year. As a percentage of revenues, cost of service increased to 39.6% for fiscal year 2016 compared to 36.8% in the prior year. The increase in cost of service for fiscal 2016 was driven primarily by an increase in the variable costs associated with our revenue growth. The increase in cost of service as a percentage of revenues is due to additional intangible asset amortization of $41.1 million related to acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 2.4% to $1,325.6 million during fiscal 2016 compared to the prior year. As a percentage of revenues, selling, general and administrative expenses decreased to 45.7% for fiscal year 2016 from 46.7% in the prior year. The increase in selling, general and administrative expenses for fiscal 2016 was due to additional costs to support the growth of our business, including expenses of $51.3 million associated with our merger with Heartland.

Operating Income and Operating Margin for Segments

North America Segment. Operating income in our North America segment increased by 4.9% to $307.6 million for fiscal 2016 compared to the prior year despite the effect of unfavorable currency fluctuations of $20.5 million. The operating margin was 15.0% and 14.9% for the fiscal years 2016 and 2015, respectively. The increase in operating income was primarily due to revenue growth in our U.S. business, partially offset by additional intangible asset amortization related to our acquisitions and the effect of unfavorable currency fluctuations.

Europe Segment. Operating income in our Europe segment increased by 2.0% to $244.8 million for fiscal 2016 compared to the prior year despite the effect of unfavorable currency fluctuations of $19.7 million. The operating margin was 38.7% and 39.0% for the fiscal years 2016 and 2015, respectively. The increase in operating income was primarily driven by revenue growth, partially offset by the effect of unfavorable currency fluctuations.

Asia-Pacific Segment. Operating income in our Asia segment increased by 27.8% to $50.7 million for fiscal 2016 compared to the prior year despite the effect of unfavorable currency fluctuations in the Asia-Pacific region of $3.4 million. The operating margin was 23.8% and 21.0% for the fiscal years 2016 and 2015, respectively. The increases in operating income and operating margin were due to incremental revenues from the acquisition and subsequent organic growth of Ezidebit, which generates a higher operating margin than our legacy business in the region.

Corporate. Corporate expenses increased to $178.3 million for fiscal 2016 compared to the prior year due primarily to expenses of $51.3 million associated with our merger with Heartland.

Other Income/Expense, Net

Interest and other expense increased by $24.9 million for fiscal 2016 compared to the prior year primarily due to an increase in borrowings outstanding under our long-term debt facilities, most of which related to new borrowings associated with our merger with Heartland.

Provision for Income Taxes

The provision for income taxes decreased by $37.3 million for fiscal 2016 compared to the prior year due to a decrease in income before income taxes, largely due to expenses of $51.3 million in the U.S. associated with our merger with Heartland, and a lower effective income tax rate. The decrease in our effective income tax rate from 25.9% to 19.6% was primarily due to a higher percentage of the earnings before income taxes derived from foreign operations with lower income tax rates (primarily as a result of the merger-related expenses incurred in the United States) as well as the elimination of certain net deferred tax liabilities associated with undistributed earnings from Canada as a result of management’s plans to reinvest these earnings outside of the United States indefinitely.

Fiscal Year Ended May 31, 2015 Compared to Fiscal Year Ended May 31, 2014

The following table shows key selected financial data for the years ended May 31, 2015 and 2014, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of the prior year amount.

(dollar amounts in thousands)	2015	% of Revenue (1)	2014	% of Revenue (1)	Change	% Change
Revenues:
North America	$1,968,890	71.0%	$1,808,992	70.8%	$159,898	8.8%
Europe	615,966	22.2%	587,463	23.0%	28,503	4.9%
Asia-Pacific	188,862	6.8%	157,781	6.2%	31,081	19.7%
Total revenues	$2,773,718	100.0%	$2,554,236	100.0%	$219,482	8.6%

Consolidated operating expenses:
Cost of service	$1,022,107	36.8%	$952,225	37.3%	$69,882	7.3%
Selling, general and administrative	1,295,014	46.7%	1,196,512	46.8%	98,502	8.2%
Operating expenses	$2,317,121	83.5%	$2,148,737	84.1%	$168,384	7.8%

Operating income (loss):
North America	$293,139		$272,251		$20,888	7.7%
Europe	240,014		209,334		30,680	14.7%
Asia-Pacific	39,697		30,845		8,852	28.7%
Corporate	(116,253)		(106,931)		(9,322)	8.7%
Operating income	$456,597	16.5%	$405,499	15.9%	$51,098	12.6%

Operating margin for segments:
North America	14.9%		15.0%		(0.1)%
Europe	39.0%		35.6%		3.4%
Asia-Pacific	21.0%		19.5%		1.5%
(1) Percentage amounts may not sum to the total due to rounding.

Revenues

For fiscal 2015, revenues increased by 8.6% to $2,773.7 million compared to the prior year, reflecting growth in most of our markets, partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates. For the year ended May 31, 2015, currency exchange rate fluctuations decreased our revenues by $78.4 million compared to the prior year, calculated by converting fiscal 2015 revenues in local currency using fiscal 2014 rates.

North America Segment. For fiscal 2015, revenues from our North America segment increased by 8.8% to $1,968.9 million compared to the prior year despite the effect of the unfavorable effect of currency fluctuations in Canada. U.S. revenue growth was driven by growth in our direct distribution channels, including our integrated solutions business, which reflects the addition of Payment Processing, Inc. ("PayPros").

For fiscal 2015, revenues in Canada decreased by 2.3% to $313.0 million due to the unfavorable effect of changes in exchange rates, which outweighed revenue growth achieved in local currency resulting from stable business performance and selective pricing initiatives.

Europe Segment. For fiscal 2015, Europe segment revenues increased by $28.5 million, or 4.9%, to $616.0 million compared to the prior year. The increase reflected growth in local currencies primarily due to growth in the number of card transactions and volume growth, partially offset by the unfavorable effect of currency fluctuations of $50.7 million.

Asia-Pacific Segment. For fiscal 2015, Asia-Pacific segment revenues increased by $31.1 million, or 19.7%, to $188.9 million compared to the prior year primarily due to the acquisition of Ezidebit.

Operating Expenses

Cost of Service. Cost of service increased by 7.3% during fiscal 2015 compared to the prior year. As a percentage of revenues, cost of service decreased to 36.8% for fiscal year 2015 compared to 37.3% in the prior year. The increase in cost of service for fiscal 2015 was driven primarily by an increase in the variable costs associated with revenue growth and additional intangible asset amortization and other incremental cost of service associated with our acquisitions of PayPros and Ezidebit, partially offset by favorable effects of changes in exchange rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.2% during fiscal 2015 compared to the prior year. As a percentage of revenues, selling, general and administrative expenses was 46.7% for fiscal year 2015 and 46.8% in the prior year. The increase in selling, general and administrative expenses for fiscal 2015 was primarily due to an increase in commission payments to third-party sales partners and incremental costs related to our acquisitions of PayPros and Ezidebit.

Operating Income and Operating Margin for Segments

North America Segment. Operating income in our North America segment increased 7.7% to $293.1 million for fiscal 2015 compared to the prior year despite the effect of unfavorable currency fluctuations in Canada. The increase in operating income was primarily due to growth in our U.S. direct distribution channels, including the addition of PayPros to our integrated solutions business, partially offset by intangible asset amortization and other incremental operating costs associated with PayPros and the unfavorable effect of exchange rate fluctuations in Canada. The operating margin was 14.9% and 15.0% for the fiscal years 2015 and 2014, respectively.

Europe Segment. Operating income in our Europe segment increased by 14.7% to $240.0 million for fiscal 2015 compared to the prior year due to the effects of the revenue growth, in spite of the unfavorable effect of currency fluctuations of $13.9 million. The operating margin improved to 39.0% for fiscal 2015 compared to the prior year.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased 28.7% to $39.7 million for fiscal 2015 compared to the prior year. The operating margin increased to 21.0% for fiscal 2015 compared to 19.5% for the prior year. The increase in operating income and improvement in operating margin for the Asia-Pacific segment were largely due to our acquisition of Ezidebit.

Corporate. Our corporate expenses increased 8.7% to $116.3 million for fiscal 2015 compared to the prior year primarily due to settlement of a legal claim in Europe during fiscal 2015 and a credit of $7.0 million associated with the fiscal 2012 processing system intrusion recorded in fiscal 2014.

Operating Income

During fiscal 2015, our consolidated operating income increased 12.6% to $456.6 million from $405.5 million in the prior year. The increase was primarily due to revenue growth in all reportable segments partially offset by higher variable costs of services associated with revenue growth, higher intangible asset amortization and other incremental operating costs associated with PayPros and Ezidebit and the unfavorable effect of exchange rate fluctuations. Operating income for fiscal 2014 also reflects the effect of the processing system intrusion credit of $7.0 million.

Other Income/Expense, Net

Other expense, net, increased to $39.5 million for fiscal 2015 compared to $28.1 million in the prior year. The increase is primarily due to a $10.5 million increase in interest expense on our long-term debt and other credit facilities, resulting from an increase in average balances outstanding under those debt facilities, and an increase in equity method losses on investments in unconsolidated entities, partially offset by a reversal of interest expense of $3.6 million that had been accrued related to an unrecognized tax benefit. As of May 31, 2015, we eliminated the liability for an unrecognized tax benefit and reduced Interest and other expense in the year ended May 31, 2015 in our accompanying consolidated statement of income. See "Note 9 - Income Tax" in the notes to the accompanying consolidated financial statements for further discussion.

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

Provision for Income Taxes

Our effective tax rates were 25.9% and 28.5% for the years ended May 31, 2015 and 2014, respectively. The effective tax rates for fiscal year 2014 reflects the reduction to the carrying amount of certain U.K. deferred tax assets due to enacted corporate tax rate reductions in the United Kingdom of 3 percentage points. Our effective tax rate differs from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates.

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

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. We use our financing, such as our revolving credit facility and our term loans, for general corporate purposes and to fund acquisitions. In addition, specialized lines of credit are also used in certain of our markets to pre-fund settlement. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise.

On December 15, 2015, we entered into the Merger Agreement with Heartland in a cash-and-stock transaction. The merger is described in the "Executive Overview" section and in "Note 2— Acquisitions" in the notes to the accompanying consolidated financial statements. On February 26, 2016, we amended our existing credit facilities to provide for secured financing of up to $4.78 billion, the incremental proceeds of which were used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the merger-related costs.

At May 31, 2016, we had cash and cash equivalents totaling $1,044.7 million. Of this amount, we consider $369.3 million to be available cash. Available cash excludes (1) settlement-related cash reserve balances, (2) funds held for collateral for merchant losses ("Merchant Reserves") and (3) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. At May 31, 2016, our cash and cash equivalents include $497.1 million for settlement-related cash balances. Certain of our funds collected from our merchants serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At May 31, 2016, our cash and cash equivalents included $155.3 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf. At May 31, 2016, cash and cash equivalents included funds held for customers of $189.1 million.

Our available cash balance includes $248.9 million of cash held by foreign subsidiaries whose earnings are considered indefinitely reinvested outside the United States. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant effect on our liquidity.

Operating activities provided net cash of $585.0 million during fiscal 2016 compared to $424.7 million in the prior year. The increase in cash flow from operating activities of $160.3 million was primarily due to a decrease in the change in net settlement processing assets of $296.9 million, partially offset by payments of acquisition-related costs of approximately $80 million associated with our merger with Heartland, including costs of $40 million incurred by Heartland that were included in liabilities we assumed as of the acquisition date and paid by us during the fourth quarter of fiscal 2016. Fluctuations in settlement processing assets and obligations are largely due to timing of month-end and transaction volume.

Net cash used in investing activities was $2,127.2 million during fiscal 2016 compared to $440.9 million in the prior year. During fiscal 2016, we invested net cash of $2,035.7 million to complete business acquisitions, including our merger with Heartland. In the prior year, we invested cash of $359.2 million to complete the acquisitions of Realex Payments and Ezi Holdings Pty Ltd.

We made capital expenditures of $91.6 million and $92.6 million during fiscal 2016 and 2015, respectively, including $36.5 million and $35.1 million of internal-use capitalized software development costs. During fiscal 2017, we expect capital expenditures to approximate $140.0 million.

Financing activities provided net cash of $1,965.5 million during fiscal 2016 compared to $141.4 million in the prior year. The increase is due primarily to additional borrowings of $1,780.0 million under new long-term debt facilities made in connection with our merger with Heartland in April 2016. The incremental proceeds from the new loans were used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the merger-related costs. In July 2015, we refinanced our then-existing credit facilities and used the proceeds of approximately $2.0 billion to repay the then-outstanding balances on our previously existing term loan and revolving credit facilities. These activities are further discussed below under "Long-Term Debt and Credit Facilities."

We used cash of $136.0 million and $372.4 million during fiscal 2016 and fiscal 2015, respectively, to repurchase shares of our common stock.

On June 21, 2016, in exchange for all of our membership interest in VE, Visa transferred up-front consideration, including cash of approximately €33.5 million ($37.7 million equivalent at June 21, 2016), to us. Based on the outcome of potential litigation in the United Kingdom and elsewhere in Europe, a portion of the cash consideration could be refundable.

We believe that our current level of cash and borrowing capacity under our debt facilities described below, together with future cash flows from operations will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Credit Facilities

July 2015 Refinancing. On July 31, 2015, we entered into a second amended and restated term loan agreement (the "2015 Term Loan Agreement") and a second amended and restated credit agreement (the "2015 Revolving Credit Facility Agreement" and collectively, the "2015 Credit Facility Agreements") to provide for a $1.75 billion term loan (the "Term A Loan") and a $1.25 billion revolving credit facility (the "Revolving Credit Facility"), each with a syndicate of financial institutions. We used the proceeds of approximately $2.0 billion to repay the then-outstanding balances on our previously existing term loan and revolving credit facility.

February 2016 Refinancing. In connection with the Merger Agreement on February 26, 2016, we entered into the 2015 Credit Facility Agreements (as amended, the "2016 Credit Facility Agreement") to, among other things, (i) accelerate our repayment schedule for Term A Loan, effective as of February 26, 2016, and (ii) provide security for Term A Loan and the Revolving Credit Facility and modify the applicable financial covenants and interest rate margins. In addition, the 2016 Credit Facility Agreement provided for a new $735 million delayed draw term loan facility (the "Delayed Draw Facility").

We also entered into a new $1.045 billion term B loan ("Heartland Incremental Term B Loan Lender Rejoinder Agreement" or "Term B Loans"). The Delayed Draw Facility and Term B Loans were issued on April 22, 2016 in connection with our merger with Heartland, resulting in total financing of approximately $4.78 billion as contemplated by the debt commitment letter. The incremental proceeds from the new loans were used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the merger-related costs.

Pursuant to the 2016 Credit Facility Agreement, the Term A Loan must be repaid in equal quarterly installments of $43.8 million commencing in November 2016 and ending in May 2020, with the remaining principal balance due upon maturity in July 2020. The Delayed Draw Facility must be repaid in equal quarterly installments of $1.7 million commencing in August 2016, increasing to $8.6 million in August 2018, and ending in May 2020, with the remaining principal balance due upon maturity in July 2020. The Term B Loans must be repaid in equal quarterly installments of $2.6 million commencing in September 2016 and ending in March 2023, with the remaining principal balance due upon maturity in April 2023.

As of May 31, 2016, the outstanding balance on the Revolving Credit Facility was $1,037.0 million. The 2016 Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At May 31, 2016 and 2015, we had outstanding issued standby letters of credit under the Revolving Credit Facility of $8.5 million and $7.6 million, respectively. The total available commitments under the Revolving Credit Facility at May 31, 2016 and 2015 were $204.5 million and $484.3 million, respectively. The Revolving Credit Facility expires in July 2020.

The 2015 Credit Facility, the Delayed Draw Facility, 2016 Credit Facility and the Term B Loans were combined in evaluating the accounting treatment for fees and expenses incurred. We incurred fees and expenses associated with the 2015 Credit Facility, Delayed Draw Facility, 2016 Credit Facility Agreement and the Term B Loans of approximately $63.5 million. The portion of the debt issuance costs related to the 2015 and 2016 Revolving Credit Facility Agreements are included in other noncurrent assets, and the portion of the debt issuance costs related to the 2015 and 2016 Term Loan Agreement are reported as a reduction to the carrying amount of the debt at May 31, 2016. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

We have lines of credit with banks in the United States and Canada as well as several countries in Europe and in the Asia-Pacific region where we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of May 31, 2016 a total of $42.9 million of cash on deposit was used to determine the available credit.

As of May 31, 2016 and 2015, respectively, we had $378.4 million and $592.6 million outstanding under these lines of credit with additional capacity as of May 31, 2016 of $733.2 million to fund settlement. During the year ended May 31, 2016, the maximum and average outstanding balances under these borrowings were $659.1 million and $302.6 million, respectively.

Compliance with Covenants

The 2016 Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios. Financial covenants require a leverage ratio no greater than (i)5.00 to 1.00, as of the end of any fiscal quarter ending during the period from April 22, 2016 through August 31, 2016, (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from September 1, 2016 through February 28, 2017, (iii) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from March 1, 2017 through August 31, 2017, (iv) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from September 1, 2017 through February 28, 2018 and (v) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00. The 2016 Credit Facility Agreement and settlement lines of credit also include various other covenants that are customary in such borrowings. The 2016 Credit Facility Agreement includes covenants, subject in each case to exceptions and qualifications, that may restrict certain payments, including, in certain circumstances, repurchasing our common stock and paying cash dividends in excess of our current rate of $0.01 per share per quarter.

The 2016 Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the year ended May 31, 2016.

See "Note 7 - Long-Term Debt and Credit Facilities" in the notes to the accompanying consolidated financial statements for further discussion of our borrowing arrangements.

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

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2016.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of May 31, 2016:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
	(in thousands)
Long-term debt	$4,567,000	$145,938	$412,000	$3,013,700	$995,362
Interest on long-term debt(1)	692,041	152,760	281,384	182,856	75,041
Settlement lines of credit	378,436	378,436	—	—	—
Operating lease obligations(2)	172,594	34,373	52,291	33,562	52,368
Purchase obligations(3)	230,414	81,019	76,881	25,514	47,000

(1) Interest on long-term debt is based on rates effective and amounts borrowed as of May 31, 2016. The estimated effect of interest rate swaps is included in interest on long-term debt. Since the contractual rates for our long-term debt and settlements on our interest rate swaps are variable, actual cash payments may differ from the estimates provided.
(2) Includes future minimum lease payments for noncancelable operating leases at May 31, 2016.
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

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of our critical accounting policies are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the accompanying consolidated financial statements and the risk factors contained in "Item 1A - Risk Factors" of this Annual Report.

Reserve for Operating Losses

We experience losses in our card processing services when we are unable to collect amounts from merchant customers for any charges properly reversed by the card issuing bank. When we are not able to collect these amounts from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for the reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We experience check guarantee losses when we are unable to collect the full amount of a guaranteed check from the checkwriter. We refer to both merchant credit losses and check guarantee losses as "operating losses."

We record an estimated liability for operating losses comprised of estimated known losses and estimated incurred but not reported losses. Estimated known losses arise from specific instances of, for example, merchant bankruptcies, closures or fraud of which we are aware at the balance sheet date but for which the ultimate amount of associated loss will not be determined until after the balance sheet date. Estimated known loss accruals are recorded when it is probable that we have incurred a loss and the loss is reasonably estimable. Estimated known losses are calculated at the merchant level based on chargebacks received to date, processed volume, and historical chargeback ratios. The estimate is reduced for the value of any collateral that we hold. Accruals for estimated known losses are evaluated periodically and adjusted as appropriate based on actual loss experience. Incurred but not reported losses result from transactions that we process before the balance sheet date for which we have not yet received chargeback notification. We estimate incurred but not reported losses by applying historical loss ratios to our direct merchant credit card and signature debit card sales volumes processed, or processed volume. Historically, this estimation process has been materially accurate.

For the years ended May 31, 2016, 2015 and 2014, our processed volume for direct merchant acquiring was $216.0 billion, $207.2 billion, and $201.2 billion, respectively. For these same periods, the provision for merchant losses was $3.7 million, $4.9 million, and $8.7 million, respectively. As a percentage of processed volume, these charges were 0.0017%, 0.0024%, and 0.0043%, respectively, during the corresponding periods. For these same years, we experienced actual losses of $2.6 million, $5.4 million, and $9.3 million, respectively. We believe that our estimation process has been materially accurate on a historical basis. A 10% increase or decrease in our provision for merchant losses as a percentage of processed volume for the year ended May 31, 2016 would have resulted in a decrease or increase in pretax income of $0.4 million. Further, if our provision for merchant losses as a percentage of processed volume for fiscal 2016 had equaled our actual merchant losses as a percentage of processed volume of 0.0024% for the same prior year period, our income before income taxes would have decreased by $1.4 million. As of May 31, 2016 and 2015, $2.5 million and $1.3 million, respectively, were recorded for merchant losses and were included in settlement processing obligations in the accompanying consolidated balance sheets.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. We have the right to collect the full amount of the check from the checkwriter, but have not historically recovered 100% of the guaranteed checks. We record a liability for estimated losses on returned checks and estimated incurred but not reported losses. We estimate the loss on returned checks by applying historical collection rates to our claims receivable balance.  We estimate incurred but not reported losses by applying historical loss ratios to the face value of our guaranteed checks.  For the years ended May 31, 2016, 2015 and 2014, we guaranteed total check face values of $2.4 billion, $2.5 billion and $2.6 billion, respectively. For those same periods, we recorded provisions for check guarantee losses of $22.8 million, $9.6 million, and $11.9 million, respectively. As a percentage of the total guaranteed check face value, these charges were 0.95%, 0.38%, and 0.46%, respectively. For these same years, we experienced actual losses of $20.6 million, $9.9 million, and $12.1 million, respectively. We believe that our estimation process has been materially accurate on a historical basis. A 10% increase in our projected loss rate for the year ended May 31, 2016 would have resulted in a decrease in income before income taxes of $2.3 million. Further, if our guarantee loss as a percentage of guarantee volume for fiscal 2016 had equaled our guarantee loss as a percentage of guarantee volume of 0.38% for the same prior year period, our income before income taxes would have increased by $13.7 million. As of May 31, 2016 and 2015, the liabilities for check guarantee losses were

$4.9 million and $2.7 million, respectively, which were included as a valuation allowance against claims receivable in the accompanying consolidated balance sheets.

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

We have six reporting units: North America merchant services, U.K. merchant services, Asia-Pacific merchant services, Central and Eastern Europe merchant services, Russia merchant services and Spain merchant services. As of January 1, 2016, we elected to perform a quantitative assessment of impairment for each of our reporting units. Based on this quantitative assessment, we determined that goodwill of each of our reporting units was not impaired.

Intangible and Long-lived Assets

Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), acquired technology and trademarks associated with acquisitions. Customer-related intangible assets, contract-based intangible assets and trademarks are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks and trade names are based on our plans to phase out the trademarks and trade names in the applicable markets. Acquired technology is amortized on a straight-line basis over its estimated useful life.

Amortization for most of our customer-related intangible assets is calculated using an accelerated method. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. During fiscal 2016, we did not adjust the amortization schedules.

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

Capitalization of Internally Developed Software

We develop software that is used in providing processing services to customers. Capitalization of internally developed software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are expensed as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to merchant attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. The carrying amount of internally developed software, including work in progress, at May 31, 2016 was $226.5 million. Costs capitalized during fiscal 2016, 2015 and 2014 totaled $36.5 million, $35.1 million, and $39.1 million, respectively. Internally developed software is amortized over its estimated useful life, which is typically 2 to 10 years.

Our most recently developed front-end merchant authorization processing platform, which was placed into service in fiscal 2010, is replacing several legacy platforms. As of May 31, 2016, we have placed into service $104.5 million of hardware and software associated with our authorization platform, $3.5 million of which was placed in service during fiscal 2016. Depreciation associated with these costs is calculated based on transactions processed during the period as a percentage of the transactions expected to be processed over the life of the platform. We believe that this method is more representative of the platform's use than the straight-line method. We are currently processing transactions on this authorization platform in nine markets in our Asia-Pacific region and for a limited number of U.S. merchants. Depreciation expense will increase as we complete migrations of other merchants to this authorization platform.

Income Taxes

We determine our provision for income taxes using management's judgments, estimates and the interpretation and application of complex tax laws in each of the jurisdictions in which we operate. Judgment is also required in assessing the timing and amounts of deductible and taxable items. These differences result in deferred tax assets and liabilities in our consolidated balance sheet. We believe our tax return positions are fully supportable; however, we recognize the benefit for tax positions only when it is more likely than not that the position will be sustained based on its technical merits. Issues raised by a tax authority may be resolved at an amount different than the related benefit recognized. When facts and circumstances change (including an effective settlement of an issue or statute of limitations expiration), the effect is recognized in the period of change. A portion of the unrecognized tax benefits that exist at May 31, 2016 would affect our provision for income taxes in the future if recognized. Judgment is required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these deferred tax assets are adjusted through our provision for income taxes in the period in which this determination is made.

Effect of New Accounting Pronouncements - Recently Issued Pronouncements Not Yet Adopted

Refer to "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the accompanying consolidated financial statements for information on recently issued accounting pronouncements not yet adopted.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For fiscal 2016, currency rate fluctuations reduced our revenues by $117.0 million and our operating income by $43.6 million as compared to the prior year, calculated by converting fiscal 2016 revenues and expenses in local currency using fiscal 2015 rates.

Generally, the functional currency of our various subsidiaries is their local currency.  We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the years ended May 31, 2016, 2015 and 2014, our transaction gains and losses were insignificant.

Additionally, we are affected by currency fluctuations in our funds settlement process on merchant payment, chargeback and card network settlement transactions that are not denominated in the currency of the underlying credit or debit card transaction. Gains and losses on these transactions are included in revenues for the period.

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

We have term loans and a corporate credit facility that we use for general corporate purposes, as well as various lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and settlement lines of credit are based on market rates and fluctuate accordingly. As of May 31, 2016, there was $4.9 billion outstanding under these variable-rate debt arrangements and settlement lines of credit.

The interest earned on our cash investments and the interest paid on our debt are based on variable interest rates; therefore, the exposure of our net income to a change in interest rates is partially mitigated as an increase in rates would increase both interest income and interest expense, and a reduction in rates would decrease both interest income and interest expense. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have interest rate swaps that reduce a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in "Note 7 - Long-Term Debt and Credit Facilities" in the notes to our accompanying consolidated financial statements.

Based on balances outstanding under variable-rate debt agreements and cash investment balances at May 31, 2016, a hypothetical increase of 100 basis points in applicable interest rates as of May 31, 2016 would increase our annual interest expense by approximately $42.0 million and increase our annual interest income by approximately $3.3 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Global Payments Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of May 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment a portion of the internal control over financial reporting at Heartland Payment Systems Inc. ("Heartland"), which was acquired on April 22, 2016, and whose financial statements constituted approximately 4% of consolidated revenues, 21% of consolidated total assets (excluding goodwill related to the Heartland transaction which was integrated into the Company's systems and control environment), and less than 0.5% of consolidated net income, as of and for the year ended May 31, 2016. Accordingly, our audit did not include the portion of internal control over financial reporting at Heartland Payment Systems Inc. that is excluded from management’s assessment. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 31, 2016 of the Company and our report dated July 28, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
July 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Global Payments Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of May 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended May 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of May 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 28, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
July 28, 2016

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended May 31,
	2016	2015	2014

Revenues	$2,898,150	$2,773,718	$2,554,236
Operating expenses:
Cost of service	1,147,639	1,022,107	952,225
Selling, general and administrative	1,325,567	1,295,014	1,196,512
	2,473,206	2,317,121	2,148,737

Operating income	424,944	456,597	405,499

Interest and other income	5,284	4,949	13,663
Interest and other expense	(69,316)	(44,436)	(41,812)
	(64,032)	(39,487)	(28,149)

Income before income taxes	360,912	417,110	377,350
Provision for income taxes	(70,695)	(107,995)	(107,398)
Net income	290,217	309,115	269,952
Less: Net income attributable to noncontrolling interests	(18,551)	(31,075)	(24,666)
Net income attributable to Global Payments	$271,666	$278,040	$245,286

Earnings per share attributable to Global Payments:
Basic earnings per share	$2.05	$2.07	$1.70
Diluted earnings per share	$2.04	$2.06	$1.69
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year End May 31,
	2016	2015	2014

Net income	$290,217	$309,115	$269,952
Other comprehensive (loss) income:
Foreign currency translation adjustments	(55,858)	(220,641)	17,034
Income tax benefit related to foreign currency translation adjustments	—	12,152	3,133
Unrealized losses on hedging activities	(12,859)	(10,116)	—
Reclassification of losses on hedging activities to interest expense	8,240	3,958	—
Income tax benefit related to hedging activities	1,738	2,284	—
Other	(1,382)	(691)	236
Income tax benefit (expense) related to other	534	241	(63)
Other comprehensive (loss) income	(59,587)	(212,813)	20,340
Comprehensive income	230,630	96,302	290,292
Less: comprehensive income attributable to noncontrolling interests	(19,022)	(2,478)	(31,720)
Comprehensive income attributable to Global Payments	$211,608	$93,824	$258,572
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	May 31, 2016	May 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$1,044,728	$650,739
Accounts receivable, net of allowances for doubtful accounts of $353 and $468, respectively	281,612	202,390
Claims receivable, net of allowances for doubtful accounts of $4,868 and $2,684, respectively	6,799	548
Settlement processing assets	1,336,326	2,394,822
Prepaid expenses and other current assets	181,848	41,416
Total current assets	2,851,313	3,289,915
Goodwill	4,829,405	1,491,833
Other intangible assets, net	2,264,708	560,136
Property and equipment, net	493,678	374,143
Deferred income taxes	22,719	30,428
Other noncurrent assets	48,129	32,846
Total assets	$10,509,952	$5,779,301
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$378,436	$592,629
Current portion of long-term debt	135,542	61,784
Accounts payable and accrued liabilities	696,414	326,875
Settlement processing obligations	1,220,315	2,033,900
Total current liabilities	2,430,707	3,015,188
Long-term debt	4,379,744	1,678,283
Deferred income taxes	744,862	202,855
Other noncurrent liabilities	77,235	19,422
Total liabilities	7,632,548	4,915,748
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 154,421,585 issued and outstanding at May 31, 2016 and 130,557,676 issued and outstanding at May 31, 2015	—	—
Paid-in capital	1,976,715	148,742
Retained earnings	1,015,811	795,226
Accumulated other comprehensive loss	(246,050)	(185,992)
Total Global Payments shareholders’ equity	2,746,476	757,976
Noncontrolling interests	130,928	105,577
Total equity	2,877,404	863,553
Total liabilities and equity	$10,509,952	$5,779,301
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$290,217	$309,115	$269,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	74,192	64,918	60,124
Amortization of acquired intangibles	113,689	72,587	61,945
Share-based compensation expense	30,809	21,056	29,793
Provision for operating losses and bad debts	27,202	14,506	20,574
Deferred income taxes	(18,162)	81,079	(1,799)
Other, net	9,257	3,073	(1,484)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(14,542)	1,248	(18,539)
Claims receivable	(29,078)	(9,317)	(11,569)
Settlement processing assets and obligations, net	218,061	(78,794)	(241,431)
Prepaid expenses and other assets	(35,138)	14,743	23,788
Accounts payable and other liabilities	(81,506)	(69,513)	2,744
Net cash provided by operating activities	585,001	424,701	194,098
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(2,035,657)	(359,187)	(426,524)
Capital expenditures	(91,591)	(92,550)	(81,411)
Other	—	10,816	6,265
Net cash used in investing activities	(2,127,248)	(440,921)	(501,670)
Cash flows from financing activities:
Net borrowings (repayments) on settlement lines of credit	(206,009)	198,884	252,667
Proceeds from issuance of long-term debt	6,078,230	2,496,842	2,690,000
Principal payments of long-term debt	(3,691,608)	(2,148,907)	(2,260,597)
Payment of debt issuance costs	(63,382)	—	(5,961)
Repurchase of common stock	(135,954)	(372,387)	(447,307)
Proceeds from stock issued under share-based compensation plans	8,480	22,550	31,727
Common stock repurchased - share-based compensation plans	(12,236)	(15,690)	(5,681)
Tax benefit from share-based compensation plans	7,889	5,176	6,475
Purchase of subsidiary shares from noncontrolling interest	(7,550)	—	—
Proceeds from sale of subsidiary shares to noncontrolling interest	16,374	—	—
Distributions to noncontrolling interests	(23,308)	(39,753)	(36,670)
Dividends paid	(5,439)	(5,340)	(5,757)
Net cash provided by financing activities	1,965,487	141,375	218,896
Effect of exchange rate changes on cash	(29,251)	(56,288)	(9,922)
Increase (decrease) in cash and cash equivalents	393,989	68,867	(98,598)
Cash and cash equivalents, beginning of the period	650,739	581,872	680,470
Cash and cash equivalents, end of the period	$1,044,728	$650,739	$581,872
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2015	130,558	$148,742	$795,226	$(185,992)	$757,976	$105,577	$863,553
Net income			271,666		271,666	18,551	290,217
Other comprehensive (loss) income				(60,058)	(60,058)	471	(59,587)
Stock issued under share-based compensation plans	612	8,480			8,480		8,480
Common stock repurchased - share-based compensation plans	(220)	(12,193)			(12,193)		(12,193)
Tax benefit from share-based compensation plans		7,889			7,889		7,889
Share-based compensation expense		30,809			30,809		30,809
Issuance of common stock in connection with a business combination	25,644	1,879,458			1,879,458		1,879,458
Purchase of subsidiary shares from noncontrolling interest		(11)			(11)	(7,539)	(7,550)
Sale of subsidiary shares to noncontrolling interest		—			—	16,374	16,374
Distributions to noncontrolling interests					—	(23,308)	(23,308)
Contribution of subsidiary shares to noncontrolling interest related to a business combination		3,853			3,853	20,802	24,655
Repurchase of common stock	(2,152)	(90,312)	(45,642)		(135,954)		(135,954)
Dividends paid ($0.04 per share)			(5,439)		(5,439)		(5,439)
Balance at May 31, 2016	154,442	$1,976,715	$1,015,811	$(246,050)	$2,746,476	$130,928	$2,877,404
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2014	137,692	$183,023	$815,980	$(1,776)	$997,227	$135,572	$1,132,799
Net income			278,040		278,040	31,075	309,115
Other comprehensive loss				(184,216)	(184,216)	(28,597)	(212,813)
Stock issued under share-based compensation plans	2,065	22,550			22,550		22,550
Common stock repurchased - share-based compensation plans	(197)	(7,435)			(7,435)		(7,435)
Tax benefit from share-based compensation plans		5,176			5,176		5,176
Share-based compensation expense		21,056			21,056		21,056
Distributions to noncontrolling interest					—	(39,753)	(39,753)
Noncontrolling interest from business combination					—	7,280	7,280
Repurchase of common stock	(9,002)	(75,628)	(293,454)		(369,082)		(369,082)
Dividends paid ($0.04 per share)			(5,340)		(5,340)		(5,340)
Balance at May 31, 2015	130,558	$148,742	$795,226	$(185,992)	$757,976	$105,577	$863,553
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2013	150,852	$202,396	$958,751	$(15,062)	$1,146,085	$140,522	$1,286,607
Net income			245,286		245,286	24,666	269,952
Other comprehensive income				13,286	13,286	7,054	20,340
Stock issued under share-based compensation plans	3,017	31,727			31,727		31,727
Common stock repurchased - share-based compensation plans	(503)	(14,498)			(14,498)		(14,498)
Tax benefit from share-based compensation plans		6,351			6,351		6,351
Share-based compensation expense		29,793			29,793		29,793
Distributions to noncontrolling interest					—	(36,670)	(36,670)
Repurchase of common stock	(15,674)	(72,746)	(382,300)		(455,046)		(455,046)
Dividends paid ($0.04 per share)			(5,757)		(5,757)		(5,757)
Balance at May 31, 2014	137,692	$183,023	$815,980	$(1,776)	$997,227	$135,572	$1,132,799
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— We are a leading worldwide provider of payment technology services delivering innovative solutions to our customers globally. Our technologies, partnerships and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types. We distribute our services across a variety of channels to merchants and partners in 30 countries throughout North America, Europe, the Asia-Pacific region and in Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

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

These consolidated financial statements include our accounts and those of our majority-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and present our financial position, results of operations and cash flows.

Merger with Heartland — On December 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Heartland Payment Systems, Inc. ("Heartland"), pursuant to which we merged with Heartland in a cash-and-stock transaction which we completed on April 22, 2016. See "Note 2—Acquisitions" for further information.

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

Revenue recognition— We provide payment solutions for credit cards, debit cards, electronic payments and check-related services. Revenue is recognized when such services are performed. Revenue for services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. Our primary business model provides payment services directly to merchants as our customers. We also provide similar services indirectly through financial institutions and a limited number of independent sales organizations ("ISOs"). The majority of merchant services revenue is generated on services priced as a percentage of transaction value or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number of transactions or the transaction value. Revenue from credit cards and signature debit cards is generally based on a percentage of transaction value along with other related fees, while revenue from PIN-based debit cards is typically based on a fee per transaction.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We consider certain portions of our cash and cash equivalents to be unrestricted but not available for general purposes. Available cash excludes (1) settlement-related cash reserve balances, (2) funds held for collateral for merchant losses ("Merchant Reserves") and (3) funds held for customers. Settlement-related cash balances represent surplus funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Certain funds collected from our merchants serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with banks that sponsor us and is in accordance with guidelines set by the card networks. See "Note 3 - Settlement Processing Assets and Obligations" and discussion below for further information. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf.

Settlement processing assets and obligations— Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. In accordance with Accounting Standards Codification ("ASC") Subtopic 210-20, Offsetting, we apply offsetting to our settlement processing assets and obligations where a right of setoff exists. See "Note 3 - Settlement Processing Assets and Obligations" for further information.

Reserve for operating losses— Our merchant customers are liable for any charges or losses that occur under the merchant agreement. We experience losses in our card processing services when we are unable to collect amounts from merchant customers for any charges properly reversed by the card issuing banks. When we are not able to collect these amounts from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for the reversed charges. We require cash deposits or Merchant Reserves, guarantees, letters of credit and other types of collateral from certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We experience check guarantee losses when we are unable to collect the full amount of a guaranteed check from the checkwriter. We refer to both merchant credit losses and check guarantee losses as "operating losses."

We record an estimated liability for operating losses comprised of estimated known losses and estimated incurred but not reported losses. Estimated known losses arise from specific instances of, for example, merchant bankruptcies, closures or fraud of which we are aware at the balance sheet date but for which the ultimate amount of associated loss will not be determined until after the balance sheet date. Estimated known loss accruals are recorded when it is probable that we have incurred a loss and the loss is reasonably estimable. Estimated known losses are calculated at the merchant level based on chargebacks received to date, processed volume, and historical chargeback ratios. The estimate is reduced for any collateral that we hold. Accruals for estimated known losses are evaluated periodically and adjusted as appropriate based on actual loss experience. Incurred but not reported losses result from transactions that we process before the balance sheet date for which we have not yet received chargeback notification. We estimate incurred but not reported losses by applying historical loss ratios to our direct merchant credit card and signature debit card sales volumes processed, or processed volume. The estimated known losses and the estimated incurred but not reported losses are subject to the risk that actual amounts may differ significantly from estimates recorded.

As of May 31, 2016 and 2015, the estimated liability for operating losses from merchant card processing services was $2.5 million and $1.3 million, respectively, and was included in settlement processing obligations in the consolidated balance sheets. For the years ended May 31, 2016, 2015 and 2014, the provision for merchant losses was $3.7 million, $4.9 million and $8.7 million, respectively, and was included in cost of service in the consolidated statements of income.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. We have the right to collect the full amount of the check from the checkwriter, but have not historically always recovered 100% of the guaranteed checks. We record a liability for estimated losses on returned checks and estimated incurred but not reported losses.  We estimate the loss on returned checks by applying historical collection rates to our claims receivable balance. We estimate incurred but not reported losses by applying historical loss ratios to the face value of our guaranteed checks.  As of May 31, 2016 and 2015, the liabilities for check guarantee losses were $4.9 million and $2.7 million, respectively, which are included as a valuation allowance against claims receivable in the consolidated balance sheets. For the years ended May 31, 2016, 2015 and 2014, we recorded related expenses of $22.8 million, $9.6 million and $11.9 million, respectively, which were included in cost of service in the consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from the estimated valuation allowance.

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

We develop software that is used in providing processing services to customers. Capitalization of internally developed software for our internal use, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, and it is probable the project will be completed and used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are expensed as incurred.

As of May 31, 2016, we had placed into service $104.5 million of hardware and software associated with our most recently developed authorization platform. This platform serves as a front-end operating environment for merchant processing and is intended to replace a number of legacy platforms. Depreciation and amortization associated with these costs is calculated based on transactions processed during the period as a percentage of the transactions expected to be processed over the life of the platform. We believe that this method is more representative of the pattern of the benefit to be derived from the platform's use than the straight-line method. We are currently processing transactions on this authorization platform in nine markets in our Asia-Pacific region and for a limited number of U.S. merchants. Depreciation and amortization expense will increase as we complete migrations of additional merchants to this authorization platform.

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

We have six reporting units: North America merchant services, U.K. merchant services, Asia-Pacific merchant services, Central and Eastern Europe merchant services, Russia merchant services and Spain merchant services. As of January 1, 2016, we elected to perform a quantitative assessment of impairment for each of our reporting units. Based on this quantitative assessment, we determined that goodwill of each of our reporting units was not impaired.

Other intangible assets— Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as noncompete agreements, referral agreements and processing rights), acquired technologies, trademarks and trade names associated with acquisitions. Customer-related intangible assets, contract-based intangible assets, acquired technologies, trademarks and trade names are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the cash inflows, cash outflows and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of acquired technologies are based on our expectations for the remaining useful life of developed technology before it becomes substantially obsolete. The useful lives of amortizable trademarks and trade names are based on our plans to phase out the trademarks and trade names in the applicable markets.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. The carrying amounts of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at May 31, 2016 or May 31, 2015.

Accrued buyout liability— Certain members of our direct sales force are paid residual commissions based on the gross margin generated by certain merchants. We have the right, but not the obligation, to buy out some or all of these commissions and intend to do so periodically. Such purchases of the commissions are at a fixed multiple of the last 12 months' commissions. Because of our intent and ability to execute purchases of the residual commissions, and the mutual understanding between us and our salespersons, we have accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. We therefore record the amount that we would have to pay (the "settlement cost") to buy out non-servicing related commissions in their entirety from vested salespersons, and an estimated amount for unvested salespersons, based on their progress towards vesting and the expected percentage that will become vested based on historical experience. As noted above, as the liability increases over the first year of the related merchant contract, we record a related asset for currently vested salespersons. Subsequent changes in the estimated accrued buyout liability due to merchant attrition, same-store sales growth or contraction and changes in gross margin are included in the selling, general and administrative expense in the consolidated statement of income.

The accrued buyout liability is based on merchants under contract at the balance sheet date, the gross margin generated by those merchants over the prior 12 months, and the contractual buyout multiple. The liability related to a new merchant is therefore zero when the merchant is installed, and increases over the 12 months following the installation date. The same procedure is applied to unvested commissions over the expected vesting period, but is further adjusted to reflect our estimate of the percentage of unvested salespersons that will become vested.

The classification of the accrued buyout liability between current and noncurrent on the consolidated balance sheet is based upon our estimate of the amount of the accrued buyout liability that we reasonably expect to pay over the next 12 months.

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

We formally designate and document instruments at inception that qualify for hedge accounting of underlying exposures. When qualified for hedge accounting, these financial instruments are recognized at fair value in our consolidated balance sheets, and changes in fair value are recognized as a component of other comprehensive income and included in accumulated other comprehensive income within equity in our consolidated balance sheets. Cash flows resulting from settlements are presented as a component of cash flows from operating activities within our consolidated statements of cash flows.

We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. We designated each of our interest rate swap agreements as a cash flow hedge of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument would be immediately recognized in earnings. See "Note 7 - Long-Term Debt and Credit Facilities" for more information about our interest rate swaps.

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

Fair value of financial instruments— The carrying amounts of cash and cash equivalents, receivables, settlement lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our long-term debt includes variable interest rates based on the London Interbank Offered Rate ("LIBOR"), the Federal Funds Effective Rate (as defined in the debt agreements) or the prime rate, plus a margin based on our leverage position. At May 31, 2016, the carrying amount of our long-term debt exclusive of debt issuance costs approximates fair value, which is calculated using Level 2 inputs. The fair values of our swap agreements were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date, and classified within Level 2 of the valuation hierarchy. See "Note 7 – Long-Term Debt and Credit Facilities" for further information.

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is the local currency. The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated at the period-end rate of exchange. Income statement items are translated at the weighted-average rates prevailing during the period. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in accumulated comprehensive income within equity in our consolidated balance sheets.

Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period.  For the years ended May 31, 2016, 2015 and 2014, our transaction gains and losses were insignificant. Transaction gains and losses on intercompany balances of a long-term investment nature are recorded as a component of other comprehensive income and included in accumulated comprehensive income within equity in our consolidated balance sheets.

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

Diluted earnings per share is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on earnings per share. There were no such antidilutive stock options that would have an antidilutive effect on the computation of diluted earnings per share for the years ended May 31, 2016, 2015, and 2014.

The following table sets forth the computation of the diluted weighted-average number of shares outstanding for the years ended May 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Basic weighted-average number of shares outstanding	132,284	134,072	144,238
Plus: Dilutive effect of stock options and other share-based awards	883	850	1,138
Diluted weighted-average number of shares outstanding	133,167	134,922	145,376

Repurchased shares— We account for the retirement of repurchased shares using the par value method under which the repurchase price is charged to paid-in capital up to the amount of the original issue proceeds of those shares. When the repurchase price is greater than the original issue proceeds, the excess is charged to retained earnings. We use a last-in, first-out cost flow assumption to identify the original issue proceeds of the shares repurchased.

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. We adopted this ASU during the year ended May 31, 2016 and, as a result, have presented prior-period amounts for deferred income taxes in a manner that conforms to the current-period presentation. The adoption of this standard was not material to our balance sheets and did not affect our results of operations or cash flows in either the period of adoption or the previous periods.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to prior reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes to the financial statements. We adopted this ASU during the year ended May 31, 2016. The adoption of this standard was not material to our balance sheets and did not affect our results of operations or cash flows in either the period of adoption or the previous periods. See "Note 2 - Acquisitions" for more information regarding adjustments to provisional amounts that occurred during the year ended May 31, 2016.

In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. In August 2015, the FASB issued ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting," to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted both ASUs during the year ended May 31, 2016, electing to continue to present debt issuance costs related to our revolving credit facilities as an asset, and as a result, have presented prior-period amounts for debt issuance costs related to our term loans in a manner that conforms to the current-period presentation. The adoption of these standards was not material to our balance sheets and did not affect our results of operations or cash flows in either the period of adoption or the previous periods. See "Note 7 - Long-Term Debt and Credit Facilities" for more information about the presentation of debt issuance costs.

Recently Issued Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments." The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the standard. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. We are evaluating the effect of ASU 2016-13 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The amendments in this update will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled. This update also changes the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation, and permits entities to elect to recognize forfeitures based on actuals or estimates. Finally, the update eliminates the hypothetical APIC pool, permits stock option deductions even if not realized in the current year on a return, requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity and potentially has a dilutive effect on EPS to the extent that excess tax benefits have historically been included in the calculation of diluted EPS. The amendments in this update will be effective for annual periods beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the effect of ASU 2016-09 on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through earnings. Equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for specific aspects of this pronouncement, early adoption of the amendments in this update is not permitted. We are evaluating the effect of ASU 2016-01 on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The amendments will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. We will adopt ASU 2015-05 as of June 1, 2016. The adoption of this standard is not expected to be material to our balance sheet and/or our results of operations or cash flows in either the period of adoption or the previous periods.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or cumulative effect transition method. The standard requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2016. We are evaluating the effect of ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on our consolidated financial statements.

NOTE 2— ACQUISITIONS

Fiscal 2016

Heartland

On December 15, 2015, we entered into the Merger Agreement with Heartland, pursuant to which we merged with Heartland in a cash-and-stock transaction that we completed on April 22, 2016. In accordance with the terms and subject to the conditions set forth in the Merger Agreement, as a result of the transaction, each outstanding share of Heartland common stock was converted into the right to receive $53.28 in cash and 0.6687 shares of our common stock, which as of the closing date represented total purchase consideration of $3.9 billion. In connection with our merger with Heartland, we entered into an amendment to our existing credit facilities to provide for secured financing of up to $4.78 billion, the incremental proceeds of which were used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the merger-related costs. See "Note 7 - Long-Term Debt and Credit Facilities" for further discussion of our credit facility agreements.

The following table summarizes the components of the consideration transferred on April 22, 2016 (in thousands):

Cash consideration paid to Heartland's stockholders	$2,043,362
Fair value of Global Payments common stock issued to Heartland's stockholders	1,879,458
Total purchase consideration	$3,922,820

The merger date fair value of common stock issued to Heartland stockholders and equity award holders was determined based on 38.4 million shares of Heartland common stock, including common stock outstanding and equity awards accelerated in accordance with the Merger Agreement, multiplied by the exchange ratio of 0.6687 and the closing share price of Global Payments common stock as of April 22, 2016 of $73.29 per share, as shown in the table below (in thousands, except share data):

Shares of Heartland common stock	38,350
Exchange ratio	0.6687
Shares of Global Payments common stock issued	25,645
Price per share of Global Payments common stock	$73.29
Fair value of Global Payments common stock issued to Heartland's stockholders	$1,879,458

This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The initial accounting for these acquisitions is not complete as of May 31, 2016. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as we obtain additional information. Additional time is needed particularly to refine and review the results of the valuation of assets and liabilities and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes. The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows (in thousands):

Cash and cash equivalents	$304,747
Accounts receivable	68,548
Prepaid expenses and other assets	106,450
Identified intangible assets	1,639,040
Property and equipment	112,222
Debt	(437,933)
Accounts payable and accrued liabilities	(453,550)
Settlement processing obligations	(20,978)
Deferred income taxes	(553,432)
Other liabilities	(58,542)
Total identifiable net assets	706,572
Goodwill	3,216,248
Total purchase consideration	$3,922,820

Prior to the merger, Heartland was one of the largest payment services companies in the United States, delivering merchant acquiring services and offering integrated commerce, point-of-sale, ecommerce, marketing, payroll and other solutions that are highly complementary to the services offered by Global Payments. The merger significantly expanded our small and medium-sized enterprise distribution, merchant base and vertical reach in the United States, adding a 1,400-person direct sales force, over 300,000 merchants and $130 billion in annual payments volume. Goodwill of $3.2 billion arising from the merger, included in the North America segment, was attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce, and is not deductible for income tax purposes. Due to the timing of our merger with Heartland, we are still in the process of assigning goodwill to our reporting units. During the year ended May 31, 2016, we incurred transaction costs in connection with the merger of $24.4 million, which are recorded in selling, general and administrative expenses in the consolidated statements of income.

The following reflects the preliminary estimated fair values of the identified intangible assets (in thousands):

Customer-related intangible assets	$977,400
Acquired technology	457,000
Trademarks and trade names	176,000
Covenants-not-to-compete	28,640
Total estimated acquired intangible assets	$1,639,040

The preliminary estimated fair value of customer-related intangible assets was determined using the income approach, which is based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures and future working capital requirements. Acquired technology was valued using the replacement cost method, which required us to estimate the cost to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names were valued using the relief-from-royalty approach. This method assumes that trade marks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method required us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted-average cost of capital. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics.

The weighted-average estimated amortization period for the total estimated acquired intangible assets is approximately 11 years. The customer-related intangible assets have an estimated amortization period range of 7-20 years. The acquired technology has an estimated amortization period of 5 years. The trademarks and trade names have an estimated amortization period of 7 years. Covenants-not-to-compete have an estimated amortization period range of 1-4 years.

Heartland's revenues and operating income represented approximately 4% and less than 0.5% of our total consolidated revenues and operating income, respectively, for the year ended May 31, 2016. The following unaudited pro forma information shows the results of our operations for the years ended May 31, 2016 and May 31, 2015 as if our merger with Heartland had occurred on June 1, 2014. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Global Payments and Heartland. The pro forma adjustments include incremental amortization and depreciation expense, incremental interest expense associated with new long-term debt, a reduction of revenues and operating expenses associated with fair value adjustments made in applying the acquisition-method of accounting and the elimination of nonrecurring transaction costs directly related to the merger.

The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the merger had been made as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Year Ended May 31,
	Unaudited
	2016	2016	2015	2015
	(Actual)	(Pro forma)	(Actual)	(Pro forma)
	(in thousands, except per share data)
Total revenues	$2,898,150	$3,993,974	$2,773,718	$3,668,851
Net income attributable to Global Payments	$271,666	$234,632	$278,040	$149,900

FIS Gaming Business

On June 1, 2015, we acquired certain assets of Certegy Check Services, Inc., a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"). Under the purchase arrangement, we acquired substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"), including approximately 260 gaming client locations, for $237.5 million, funded from borrowings on our revolving credit facility and cash on hand. We acquired the FIS Gaming Business to expand our direct distribution and service offerings in the gaming industry. This transaction was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the merger date. Transaction costs associated with this business combination were not material. Measurement-period adjustments, which are reflected in the table below, had no material effect on earnings or other comprehensive income for the current or prior periods.

The revenue and earnings of the FIS Gaming Business for the year ended May 31, 2016 were not material nor were the historical revenue and earnings of the FIS Gaming Business material for the purpose of presenting pro forma information for the current or prior-year periods.

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as originally determined and as revised for measurement period adjustments, including a reconciliation to the total purchase consideration, are as follows:

	As Previously Determined	Measurement Period Adjustments	Revised
	(in thousands)
Customer-related intangible assets	$135,200	$8,200	$143,400
Liabilities	(150)	—	(150)
Total identifiable net assets	135,050	8,200	143,250
Goodwill	102,450	(8,200)	94,250
Total purchase consideration	$237,500	$—	$237,500

Goodwill arising from the acquisition, included in the North America segment, was attributable to expected growth opportunities, including cross-selling opportunities at existing and acquired gaming client locations, operating synergies in the gaming business and assembled workforce. Goodwill associated with this acquisition is deductible for income tax purposes. The customer-related intangible assets have an estimated amortization period of 15 years.

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

Goodwill of $66.8 million arising from the acquisition, included in the Europe segment, was attributable to expected growth opportunities in Europe, potential synergies from combining our existing business with gateway services and payment service provisioning in certain markets and an assembled workforce to support the newly acquired technology. Goodwill associated with this acquisition is not deductible for income tax purposes. The customer-related intangible assets have an estimated amortization period of 16 years. The acquired technology has an estimated amortization period of 10 years. The trade name has an estimated amortization period of 7 years.

On October 5, 2015, we paid €6.7 million ($7.5 million equivalent as of October 5, 2015) to acquire the remaining shares of Realex after which we own 100% of the outstanding shares.

Ezidebit

On October 10, 2014, we completed the acquisition of 100% of the outstanding stock of Ezi Holdings Pty Ltd ("Ezidebit") for AUD302.6 million in cash ($266.0 million equivalent as of the acquisition date). This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its services through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings. This transaction was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Certain adjustments to estimated fair value were recorded during the year ended May 31, 2016 based on new information obtained that existed as of the acquisition date. During the measurement period, management determined that deferred income taxes should be reflected for certain nondeductible intangible assets. Measurement-period adjustments, which are reflected in the table below, had no material effect on earnings or other comprehensive income for the current or prior periods. The revenue and earnings of Ezidebit for the year ended May 31, 2015 were not material nor were the historical revenue and earnings of Ezidebit material for the purpose of presenting pro forma information for the current or prior-year periods. Transaction costs associated with this business combination were not material.

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as originally determined and as revised for measurement period adjustments, including a reconciliation to the total purchase consideration, are as follows:

	As Previously Determined	Measurement Period Adjustments	Revised
	(in thousands)
Cash	$45,826	$—	$45,826
Customer-related intangible assets	42,721	—	42,721
Acquired technology	27,954	—	27,954
Trade name	2,901	—	2,901
Other assets	2,337	—	2,337
Deferred income tax assets (liabilities)	1,815	(11,603)	(9,788)
Other liabilities	(49,797)	—	(49,797)
Total identifiable net assets	73,757	(11,603)	62,154
Goodwill	192,225	11,603	203,828
Total purchase consideration	$265,982	$—	$265,982

Goodwill of $203.8 million arising from the acquisition, included in the Asia-Pacific segment, was attributable to expected growth opportunities in Australia and New Zealand, as well as growth opportunities and operating synergies in integrated payments in our existing Asia-Pacific and North America markets. Goodwill associated with this acquisition is not deductible for income tax purposes. The customer-related intangible assets have an estimated amortization period of 15 years. The acquired technology has an estimated amortization period of 15 years. The trade name has an estimated amortization period of 5 years.

Fiscal 2014

PayPros

On March 4, 2014, we completed the acquisition of 100% of the outstanding stock of Payment Processing, Inc. ("PayPros") for $426.5 million in cash. We funded the acquisition with a combination of cash on hand and borrowings under our long-term debt facilities. PayPros is a provider of fully-integrated payment solutions for small-to-medium sized merchants in the United States.  PayPros delivers its services through a network of technology-based enterprise software partners to vertical markets that are complementary to the markets served by Accelerated Payment Technologies, which we acquired in October 2012. We acquired PayPros to expand our direct distribution capabilities in the United States and to further enhance our existing integrated solutions offerings. This transaction was recorded as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Transaction costs associated with this business combination were not material.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Property and equipment	$1,680
Customer-related intangible assets	147,500
Contract-based intangible assets	30,200
Acquired technology	10,800
Other assets	3,872
Deferred income tax liabilities	(38,478)
Total identifiable net assets	155,574
Goodwill	270,878
Total purchase consideration	$426,452

Goodwill of $270.9 million arising from the acquisition, included in the North America segment, was attributable primarily to operating synergies with the services offered and markets served by PayPros. The goodwill associated with the acquisition is not deductible for income tax purposes. The customer-related intangible assets and the contract-based intangible assets have estimated amortization periods of 13 years. The acquired technology has an estimated amortization period of 7 years.

The following unaudited pro forma information shows the results of our operations for year ended May 31, 2014 as if the PayPros acquisition had occurred June 1, 2012. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Year Ended May 31,
	Unaudited
	2014	2014
	(Actual)	(Pro forma)
	(in thousands, except per share data)
Total revenues	$2,554,236	$2,628,547
Net income attributable to Global Payments	$245,286	$241,272

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

•	Reserve for sales allowances.

We apply offsetting to our settlement processing assets and obligations where a right of setoff exists. In the sponsorship model, we apply offsetting by Member agreement because the Member is ultimately responsible for funds settlement. With these Member transactions, we do not have access to the gross proceeds of the receivable from the payment networks and, thus, do not have a direct obligation or any ability to satisfy the payable to fund the merchant. In these situations, we apply offsetting to determine a net position for each Member agreement. If that net position is an asset, we reflect the net amount in settlement processing assets on our consolidated balance sheet, and we present the individual components in the settlement processing assets table below. If that net position is a liability, we reflect the net amount in settlement processing obligations on our consolidated balance sheet, and we present the individual components in the settlement processing obligations table below. In the direct membership model, offsetting is not applied, and the individual components are presented as an asset or obligation based on the nature of that component.

As of May 31, 2016 and 2015, settlement processing assets and obligations consisted of the following:

	2016	2015
	(in thousands)
Settlement processing assets:
Interchange reimbursement	$150,644	$186,660
(Liability to) receivable from Members	(14,997)	294,837
Receivable from networks	1,203,308	1,919,148
Exception items	3,003	4,920
Merchant Reserves	(5,632)	(10,743)
	$1,336,326	$2,394,822

Settlement processing obligations:
Interchange reimbursement	$193,989	$68,444
Liability to Members	(261,945)	(628)
Liability to merchants	(1,005,009)	(1,931,390)
Exception items	5,827	5,331
Merchant Reserves	(149,667)	(169,442)
Reserve for operating losses	(2,460)	(1,286)
Reserve for sales allowances	(1,050)	(4,929)
	$(1,220,315)	$(2,033,900)

NOTE 4—PROPERTY AND EQUIPMENT

As of May 31, 2016 and 2015, property and equipment consisted of the following:

	Range of Useful Lives (Years)	2016	2015
		(in thousands)
Land	N/A	$6,221	$1,571
Buildings	25-38	62,901	26,236
Equipment	2-10	209,201	197,186
Software	2-10	290,997	248,137
Leasehold improvements	3-15	40,452	20,458
Furniture and fixtures	3-7	17,489	3,705
		627,261	497,293
Less accumulated depreciation and amortization		(200,669)	(179,932)
Work in progress		67,086	56,782
		$493,678	$374,143

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

As of May 31, 2016 and 2015, goodwill and other intangible assets consisted of the following:

	2016	2015
	(in thousands)
Goodwill	$4,829,405	$1,491,833
Other intangible assets:
Customer-related intangible assets	$1,864,709	$718,011
Acquired technologies	549,293	93,194
Trademarks and trade names	188,763	10,777
Contract-based intangible assets	159,890	130,874
	2,762,655	952,856
Less accumulated amortization on:
Customer-related intangible assets	414,979	342,488
Acquired technologies	26,403	8,509
Trademarks and trade names	7,830	4,437
Contract-based intangible assets	48,735	37,286
	497,947	392,720
	$2,264,708	$560,136

The following table sets forth the changes in the carrying amount of goodwill for the years ended May 31, 2016 and 2015:

	North America	Europe	Asia-Pacific	Total
	(in thousands)
Balance at May 31, 2014	$786,655	$491,038	$59,592	$1,337,285
Goodwill acquired	4,794	67,220	192,225	264,239
Effect of foreign currency translation	(11,715)	(72,337)	(25,639)	(109,691)
Balance at May 31, 2015	779,734	485,921	226,178	1,491,833
Goodwill acquired	3,318,768	—	53,402	3,372,170
Effect of foreign currency translation	(3,872)	(13,737)	(15,397)	(33,006)
Measurement-period adjustments	(8,200)	(411)	7,019	(1,592)
Balance at May 31, 2016	$4,086,430	$471,773	$271,202	$4,829,405

There was no accumulated impairment loss as of May 31, 2016, May 31, 2015 or May 31, 2014.

Customer-related intangible assets, acquired technologies and trademarks and trade names acquired during the year ended May 31, 2016 had weighted-average amortization periods of 13.9 years, 5.0 years and 7.0 years, respectively. Customer-related intangible assets, acquired technologies and trademarks and trade names acquired during the year ended May 31, 2015 had weighted-average amortization periods of 15.1 years, 9.1 years and 6.1 years, respectively. Amortization expense of acquired intangibles was $113.7 million, $72.6 million, and $61.9 million for fiscal 2016, 2015 and 2014, respectively.

The estimated amortization expense of acquired intangibles as of May 31, 2016 for the next five fiscal years, calculated using the exchange rate at the date of acquisition, if applicable, is as follows (in thousands):

2017	$321,802
2018	301,258
2019	294,294
2020	275,560
2021	256,312

NOTE 6—OTHER ASSETS

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("VE"). The carrying amount of our member interests in VE at May 31, 2016 was approximately €30, the cost of obtaining the membership interest. On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in VE, including ours. In exchange, we received up-front consideration comprised of approximately €33.5 million ($37.7 million equivalent at June 21, 2016) in cash and Series B and C convertible preferred shares whose initial conversion ratio equates to Visa common shares valued at $22.9 million as of June 21, 2016. On the third anniversary of the closing of the acquisition, we will receive €3.1 million ($3.4 million at June 21, 2016) of deferred consideration (plus compounded interest at a rate of 4.0% per annum). The preferred shares will convert into Visa common shares at periodic intervals over a 12-year period. Based on the outcome of potential litigation involving VE in the United Kingdom and elsewhere in Europe, the conversion factor of the preferred shares could be adjusted down such that the number of Visa common shares ultimately received could be as low as zero, and approximately €25.6 million ($28.8 million equivalent at June 21, 2016) of the cash consideration could be refundable.

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITIES

As of May 31, 2016 and 2015, long-term debt consisted of the following:

	2016	2015
	(in thousands)
Term loans (face amounts of $3,530,000 and $1,234,375 at May 31, 2016 and 2015, respectively, less unamortized debt issuance costs of $51,770 and $2,433 at May 31, 2016 and 2015, respectively)	$3,478,230	$1,231,942
Revolving credit facility	1,037,000	508,125
Capital lease obligations	56	—
Total long-term debt	4,515,286	1,740,067
Less current portion of long-term debt (face amounts of $145,938 and $62,500 at May 31, 2016 and 2015, respectively, less unamortized debt issuance costs of $10,442 and $716 at May 31, 2016 and 2015, respectively) and current portion of capital lease obligations of $46	135,542	61,784
Long-term debt, excluding current portion	$4,379,744	$1,678,283

Maturity requirements on long-term debt as of May 31, 2016 by fiscal year are as follows (in thousands):

2017	$145,938
2018	192,300
2019	219,700
2020	219,700
2021 and thereafter	3,789,362
Total	$4,567,000

July 2015 Refinancing

On July 31, 2015, we entered into a second amended and restated term loan agreement (the "2015 Term Loan Agreement") and a second amended and restated credit agreement (the "2015 Revolving Credit Facility Agreement" and collectively, the "2015 Credit Facility Agreements") to provide for a $1.75 billion term loan (the "Term A Loan") and a $1.25 billion revolving credit facility (the "Revolving Credit Facility"), each with a syndicate of financial institutions. We used the proceeds of approximately $2.0 billion to repay the then-outstanding balances on our previously existing term loan and revolving credit facility.

February 2016 Refinancing

In connection with the Merger Agreement on February 26, 2016, we entered into an amendment to the 2015 Credit Facility Agreements (as amended, the "2016 Credit Facility Agreement") to, among other things, (i) accelerate our repayment schedule for the Term A Loan, effective as of February 26, 2016, and (ii) provide security for the Term A Loan and the Revolving Credit Facility and modify the applicable financial covenants and interest rate margins. In addition, the 2016 Credit Facility Agreement provided for a new $735 million delayed draw term loan facility (the "Delayed Draw Facility").

We also entered into a new $1.045 billion term B loan ("Heartland Incremental Term B Loan Lender Rejoinder Agreement" or "Term B Loans"). The Delayed Draw Facility and Term B Loans were issued on April 22, 2016 in connection with our merger with Heartland, resulting in total financing of approximately $4.78 billion as contemplated by the debt commitment letter. The incremental proceeds from the new loans were used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the merger-related costs. Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the 2016 Credit Facility Agreement.

The 2016 Credit Facility Agreement provides for an interest rate, at our election, of either LIBOR or a base rate, in each case plus a leverage-based margin. As of May 31, 2016, the interest rates on the Term A Loan, the Term B Loans and the Delayed Draw Facility were 2.95%, 3.94% and 2.91%, respectively.

Pursuant to the 2016 Credit Facility Agreement, the Term A Loan must be repaid in equal quarterly installments of $43.8 million commencing in November 2016 and ending in May 2020, with the remaining principal balance due upon maturity in July 2020. The Delayed Draw Facility must be repaid in equal quarterly installments of $1.7 million commencing in August 2016, increasing to quarterly installments of $8.6 million in August 2018 and ending in May 2020, with the remaining principal balance due upon maturity in July 2020. The Term B Loans must be repaid in equal quarterly installments of $2.6 million commencing in September 2016 and ending in March 2023, with the remaining principal balance due upon maturity in April 2023.

As of May 31, 2016, the outstanding balance on the Revolving Credit Facility was $1,037.0 million. The 2016 Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At May 31, 2016 and 2015, we had outstanding issued standby letters of credit under the Revolving Credit Facility of $8.5 million and $7.6 million, respectively. The total available commitments under the Revolving Credit Facility at May 31, 2016 and 2015 were $204.5 million and $484.3 million, respectively. As of May 31, 2016, the interest rate on the Revolving Credit Facility was 2.91%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in July 2020.

The 2015 Credit Facility, the Delayed Draw Facility, 2016 Credit Facility and the Term B Loans were combined in evaluating the accounting treatment for fees and expenses incurred. We incurred fees and expenses associated with the 2015 Credit Facility, Delayed Draw Facility, 2016 Credit Facility Agreement and the Term B Loans of approximately $63.4 million. The portion of the debt issuance costs related to the 2015 and 2016 Revolving Credit Facility Agreements are included in other noncurrent assets, and the portion of the debt issuance costs related to the 2015 and 2016 Term Loan Agreement are reported as a reduction to the carrying amount of the debt at May 31, 2016. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

We have lines of credit with banks in the United States and Canada as well as several countries in Europe and in the Asia-Pacific region where we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of May 31, 2016 a total of $42.9 million of cash on deposit was used to determine the available credit.

As of May 31, 2016 and 2015, respectively, we had $378.4 million and $592.6 million outstanding under these lines of credit with additional capacity as of May 31, 2016 of $733.2 million to fund settlement. The weighted-average interest rate on these borrowings was 1.8% and 1.5%, at May 31, 2016 and 2015, respectively.

During the year ended May 31, 2016, the maximum and average outstanding balances under these lines of credit were $659.1 million and $302.6 million, respectively.

Compliance with Covenants

The 2016 Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios. Financial covenants require a leverage ratio no greater than (i) 5.00 to 1.00 as of the end of any fiscal quarter ending during the period from April 22, 2016 through August 31, 2016, (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from September 1, 2016 through February 28, 2017, (iii) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from March 1, 2017 through August 31, 2017, (iv) 4.25 to 1.00as of the end of any fiscal quarter ending during the period from September 1, 2017 through February 28, 2018 and (v) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00. The 2016 Credit Facility Agreement and settlement lines of credit also include various other covenants that are customary in such borrowings. The 2016 Credit Facility Agreement includes covenants, subject in each case to exceptions and qualifications, that may restrict certain payments, including, in certain circumstances, the payment of cash dividends in excess of our current rate of $0.01 per share per quarter.

The 2016 Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the year ended May 31, 2016.

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

Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as portfolio cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income, except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the years ended May 31, 2016 and 2015, there was no ineffectiveness. The fair values of the interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included within accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	2016	2015
Interest rate swaps ($750 million notional)	$10,775	$6,157

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the years ended May 31, 2016 and 2015 (in thousands):

	2016	2015
Amount of loss recognized in other comprehensive loss	$12,859	$10,116
Amount of loss recognized in interest expense	$8,240	$3,958

At May 31, 2016, the amount in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $5.9 million.

Interest Expense

Interest expense was $67.9 million, $39.9 million and $37.5 million for the years ended May 31, 2016, 2015 and 2014, respectively.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 2016 and 2015, accounts payable and accrued liabilities consisted of the following:

	2016	2015
	(in thousands)
Customer deposits	$225,067	$45,333
Compensation and benefits	90,658	57,238
Fees and assessments from card networks	54,234	39,417
Unearned revenue	42,027	5,239
Commissions payable to third parties	37,589	63,737
Trade accounts payable	25,195	22,836
Current portion of accrued buyout liability(1)	20,400	—
Third party processing fees	16,985	4,399
Other	184,259	88,676
	$696,414	$326,875
(1)Noncurrent portion of accrued buyout liability of $49.1 million is included in other noncurrent liabilities on the consolidated balance sheet as of May 31, 2016.

NOTE 9—INCOME TAX

The provision for income taxes for the years ended May 31, 2016, 2015 and 2014 consisted of the following:

	2016	2015	2014
	(in thousands)
Current income tax expense (benefit):
Federal	$26,493	$25,022	$49,178
State	5,454	3,905	3,856
Foreign	56,689	(10,346)	48,075
	88,636	18,581	101,109
Deferred income tax expense (benefit):
Federal	(18,205)	14,822	1,568
State	(3,620)	3,606	1,206
Foreign	3,884	70,986	3,515
	(17,941)	89,414	6,289
	$70,695	$107,995	$107,398

The income tax expense allocated to noncontrolling interests was $7.3 million, $8.6 million and $5.2 million for the years ended May 31, 2016, 2015 and 2014, respectively.

The following presents income before income taxes for the years ended May 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
United States	$59,876	$135,901	$153,453
Foreign	301,036	281,209	223,897
	$360,912	$417,110	$377,350

Our effective tax rates for the years ended May 31, 2016, 2015 and 2014, respectively, differ from the federal statutory rate as follows:

	2016	2015	2014
Federal U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.4	1.1	0.9
Foreign income taxes (primarily U.K.)	(10.1)	(8.5)	(7.2)
Foreign interest income not subject to tax	(2.6)	(1.8)	(2.1)
Taxes on unremitted earnings	(3.5)	—	—
Tax credits and other	0.4	1.0	3.1
Effective tax rate attributable to Global Payments	19.6	26.8	29.7
Effective tax rate allocated to noncontrolling interests	—	(0.9)	(1.2)
Effective tax rate	19.6%	25.9%	28.5%

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of May 31, 2016 and 2015 reflect the effect of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 31, 2016 and 2015, principal components of deferred tax items were as follows:

	2016	2015
	(in thousands)
Deferred income tax assets:
Basis difference - U.K. business	$17,831	$24,520
Domestic net operating loss carryforwards	14,304	6,927
Foreign income tax credit carryforwards	7,140	14,172
Foreign net operating loss carryforwards	3,721	2,330
Share-based compensation expense	11,677	7,727
Accrued expenses	42,687	—
Other	6,483	8,636
	103,843	64,312
Less valuation allowance	(15,119)	(3,823)
	88,724	60,489
Deferred income tax liabilities:
Acquired intangible assets	721,928	147,239
Property and equipment	86,969	63,957
Taxes on unremitted earnings and other	—	4,992
Foreign currency translation	—	14,659
Other	1,970	2,069
	810,867	232,916
Net deferred income tax liability	$(722,143)	$(172,427)

The net deferred income taxes reflected on our consolidated balance sheets as of May 31, 2016 and 2015 are as follows:

	2016	2015
	(in thousands)
Noncurrent deferred income tax asset	$22,719	$30,428
Noncurrent deferred income tax liability	(744,862)	(202,855)
	$(722,143)	$(172,427)

Undistributed earnings of $931.0 million from certain foreign subsidiaries are considered to be indefinitely reinvested abroad and are not expected to be repatriated to the United States in the foreseeable future. Because those earnings are considered to be indefinitely reinvested, no domestic federal or state deferred income taxes have been provided thereon. If we were to make a distribution of any portion of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign jurisdictions. Because our availability to utilize foreign tax credits is uncertain, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were no longer considered to be reinvested indefinitely.

Prior to the fourth quarter of the year ended May 31, 2016, the undistributed earnings of all foreign subsidiaries, except for certain Canadian subsidiaries, were considered to be indefinitely reinvested outside the United States. During the fourth quarter, as a result of the merger with Heartland, we changed our assertion with respect to our Canadian subsidiaries and all undistributed earnings in Canada are now considered to be indefinitely reinvested, resulting in the reversal, through income tax expense, of net deferred tax liabilities of $12.7 million that were previously recorded on the balance sheet.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the years ended May 31, 2016 and 2015 are summarized below (in thousands):

Balance at May 31, 2014	$(7,199)
Utilization of foreign net operating loss carryforwards	3,387
Other	(11)
Balance at May 31, 2015	(3,823)
Allowance for foreign income tax credit carryforward	(7,140)
Allowance for domestic net operating loss carryforwards	(4,474)
Allowance for domestic net unrealized capital loss	(1,526)
Release of allowance of domestic capital loss carryforward	1,746
Other	98
Balance at May 31, 2016	$(15,119)

The increase in the valuation allowance related to domestic net operating loss carryforwards of $4.5 million relates to acquired carryforwards from the merger with Heartland.

Foreign net operating loss carryforwards totaling $20.0 million and domestic net operating loss carryforwards related to the merger with Heartland totaling $33.4 million at May 31, 2016 will expire between May 31, 2024 and May 31, 2031 if not utilized. Tax credit carryforwards totaling $1.5 million at May 31, 2016 will expire between May 31, 2017 and May 31, 2023 if not utilized.

We conduct business globally and file income tax returns in the domestic federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world.

We are no longer subjected to state income tax examinations for years ended on or before May 31, 2008, U.S. federal income tax examinations for fiscal years prior to 2013 and U.K. federal income tax examinations for years ended on or before May 31, 2013.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits, excluding penalties and interest, for the years ended May 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
	(in thousands)
Balance at the beginning of the year	$2,559	$67,576	$53,763
Additions based on income tax positions related to the current year	287	6,311	8,551
Additions related to acquisition	6,151	—	—
Additions for income tax positions of prior years	753	512	296
Effect of foreign currency fluctuations on income tax positions	2	(5,713)	5,303
Reductions for income tax positions of prior years	(123)	(32)	(60)
Settlements with income tax authorities	(1,826)	(504)	(277)
Changes in judgment regarding tax position	—	(65,591)	—
Balance at the end of the year	$7,803	$2,559	$67,576

As a result of events that occurred in the fourth quarter of the year ended May 31, 2015, management concluded that it was more likely than not that the tax positions in a foreign jurisdiction, for which we had recorded estimated liabilities of $65.6 million in other noncurrent liabilities on our consolidated balance sheet, would be sustained on their technical merits based on information available as of May 31, 2015. Therefore, the liability and corresponding deferred tax assets were eliminated as of May 31, 2015. The uncertain tax positions had been subject to an ongoing examination in that foreign jurisdiction by the tax authority. Discussions and correspondence between the tax authority and us during the fourth quarter of fiscal 2015 indicated that the likelihood of the positions being sustained had increased. Subsequent to May 31, 2015, we received a final closure notice regarding the examination resulting in no adjustments to taxable income related to this matter for the tax returns filed for the periods ended May 31, 2010 through May 31, 2013. The unrecognized income tax benefits were effectively settled in the year ended May 31, 2016 with this final closure notice.

As of May 31, 2016, the total amount of gross unrecognized income tax benefits that, if recognized, would affect the provision for income taxes is $7.8 million.

We recognize interest and penalties related to unrecognized income tax benefits in interest expense and selling, general and administrative expenses, respectively, in our consolidated statements of income.

NOTE 10—SHAREHOLDERS’ EQUITY

We make repurchases of our common stock mainly through the use of open market purchases and accelerated share repurchase programs ("ASR's"). As of May 31, 2016, we were authorized to repurchase up to $266.9 million of our common stock.

Fiscal 2016

On April 25, 2016, we entered into an ASR with a financial institution to repurchase an aggregate of $50 million of our common stock. In exchange for an up-front payment of $50 million, the financial institution committed to deliver a number of shares during the ASR's purchase period, which ended on June 23, 2016. On April 26, 2016, 545,777 shares were initially delivered to us. At May 31, 2016, we accounted for the variable component of remaining shares to be delivered under the ASR as a forward contract indexed to our common stock which met all of the applicable criteria for equity classification. On June 23, 2016, an additional 127,435 shares were delivered to us. The total number of shares delivered under this ASR was 673,212 shares at an average price of $74.27 per share.

In addition to shares repurchased under the ASR, we repurchased and retired 1.5 million shares of our common stock at a cost of $85.9 million, or an average of $58.12 per share, including commissions, through open market repurchase plans.

Fiscal 2015

On April 10, 2015, we entered into an ASR with a financial institution to repurchase an aggregate of $100 million of our common stock. In exchange for an up-front payment of $100 million, we repurchased 1,955,730 shares at an average price of $51.13 per share. In addition to shares repurchased under the ASR, we repurchased and retired 7.0 million shares of our common stock at a cost of $269.0 million, or an average of $38.19 per share, including commissions.

Fiscal 2014

On October 7, 2013, we entered into an ASR with a financial institution to repurchase an aggregate of $100 million of our common stock. In exchange for an upfront payment of $100 million, we repurchased 3.2 million shares at an average price of $30.48 per share. In addition to shares repurchased under the ASR, we repurchased and retired 12.4 million shares of our common stock at a cost of $355.0 million, or an average of $28.65 per share, including commissions.

NOTE 11—SHARE-BASED AWARDS AND OPTIONS

We have granted nonqualified stock options and restricted stock awards to key employees, officers and directors under the Global Payments Inc. 2000 Long-Term Incentive Plan, as amended and restated (the "2000 Plan"), the Global Payments Inc. Amended and Restated 2005 Incentive Plan (the "2005 Plan"), the Amended and Restated 2000 Non-Employee Director Stock Option Plan (the "Director Stock Option Plan"), and the Global Payments Inc. 2011 Incentive Plan (the "2011 Plan") (collectively, the "Plans"). We made no further grants under the 2000 Plan after the 2005 Plan was effective, and the Director Stock Option Plan expired by its terms on February 1, 2011. We will make no future grants under the 2000 Plan, the 2005 Plan or the Director Stock Option Plan.

The 2011 Plan permits grants of equity to employees, officers, directors and consultants. A total of 14.0 million shares of our common stock was reserved and made available for issuance pursuant to awards granted under the 2011 Plan.

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options (in thousands):

	2016	2015	2014
		(in thousands)
Share-based compensation expense	$30,809	$21,056	$29,793
Income tax benefit	$9,879	$6,907	$7,126

We grant various share-based awards pursuant to the Plans under what we refer to as our "long-term incentive plan." The awards are held in escrow and released upon the grantee's satisfaction of conditions of the award certificate.

Restricted Stock

Restricted stock awards vest over a period of time, provided, however, that if the grantee is not employed by us on the vesting date, the shares are forfeited. Restricted shares cannot be sold or transferred until they have vested. Restricted stock granted before fiscal 2015 vests in equal installments on each of the first four anniversaries of the grant date. Restricted stock granted during fiscal 2015 and thereafter either vest in equal installments on each of the first three anniversaries of the grant date or cliff vest at the end of a three-year service period. The grant date fair value of restricted stock, which is based on the quoted market value of our common stock at the closing of the award date, is recognized as share-based compensation expense on a straight-line basis over the vesting period.

Performance Units

Certain of our executives have been granted performance units under our long-term incentive plan. Performance units are performance-based restricted stock units that, after a performance period, convert into common shares, which may be restricted. The number of shares is dependent upon the achievement of certain performance measures during the performance period. The target number of performance units and any market-based performance measures ("at threshold," "target," and "maximum") are set by the Compensation Committee of our Board of Directors. Performance units are converted only after the Compensation Committee certifies performance based on pre-established goals.

The performance units granted to certain executives in fiscal 2014 were based on a one-year performance period. After the Compensation Committee certified the performance results, 25% of the performance units converted to unrestricted shares.  The remaining 75% converted to restricted shares that vest in equal installments on each of the first three anniversaries of the conversion date. The performance units granted to certain executives during fiscal 2015 and fiscal 2016 were based on a three-year performance period. After the Compensation Committee certifies the performance results for the three-year period, performance units earned will convert into unrestricted common stock.

The Compensation Committee may set a range of possible performance-based outcomes for performance units. Depending on the achievement of the performance measures, the grantee may earn up to 200% of the target number of shares. For awards with only performance conditions, we recognize compensation expense on a straight-line basis over the performance period using the grant date fair value of the award, which is based on the number of shares expected to be earned according to the level of achievement of performance goals. If the number of shares expected to be earned were to change at any time during the performance period, we would make a cumulative adjustment to share-based compensation expense based on the revised number of shares expected to be earned.

Leveraged Performance Units

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

The following table summarizes the changes in unvested share-based awards for the years ended May 31, 2016 and 2015 (shares in thousands):

	Shares	Weighted-Average Grant-Date Fair Value

Unvested at May 31, 2014	1,754	$22.72
Granted	954	36.21
Vested	(648)	23.17
Forfeited	(212)	27.03
Unvested at May 31, 2015	1,848	28.97
Granted	461	57.04
Vested	(633)	27.55
Forfeited	(70)	34.69
Unvested at May 31, 2016	1,606	$37.25

Including the restricted stock, performance units and TSR units described above, the total fair value of share-based awards vested during the years ended May 31, 2016, 2015 and 2014 was $17.4 million, $15.0 million and $28.7 million, respectively.

For these share-based awards, we recognized compensation expense of $28.8 million, $19.8 million and $28.2 million in the years ended May 31, 2016, 2015 and 2014, respectively. As of May 31, 2016, there was $42.6 million of unrecognized compensation expense related to unvested share-based awards that we expect to recognize over a weighted-average period of 1.9 years. Our share-based award plans provide for accelerated vesting under certain conditions.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which the sale of 4.8 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. The price for shares purchased under the plan is 85% of the market value on the last day of each calendar quarter. As of May 31, 2016, 2.3 million shares had been issued under this plan, with 2.5 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.7 million in the year ended May 31, 2016, and $0.6 million in each of the years ended May 31, 2015 and 2014.

The weighted-average grant-date fair value of each designated option issued under this plan during the years ended May 31, 2016, 2015 and 2014 was approximately $7.56, $4.04 and $3.57, respectively, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value of our common stock on the date of grant and have a term of ten years. Stock options granted before fiscal 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during fiscal 2015 and thereafter vest in equal installments on each of the first three anniversaries of the grant date. During the years ended May 31, 2016 and May 31, 2015, we granted 144,786 and 306,366 stock options, respectively. We did not grant stock options during the year ended May 31, 2014. Our stock option plans provide for accelerated vesting under certain conditions.

The following summarizes changes in unvested stock option activity for the years ended May 31, 2016 and 2015:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31, 2014	1,532	$20.36	3.8	$21.3
Granted	306	35.78
Forfeited	(48)	27.42
Exercised	(896)	20.15
Outstanding at May 31, 2015	894	25.47	5.2	23.9
Granted	145	55.92
Forfeited	(8)	16.10
Exercised	(220)	22.46
Outstanding at May 31, 2016	811	$31.81	5.8	$36.8

Options vested and exercisable at May 31, 2016	493	$23.33	3.9	$26.6

Options vested and exercisable at May 31, 2015	618	$20.88	3.5	$19.4

We recognized compensation expense for stock options of $1.4 million, $0.7 million and $1.0 million during the years ended May 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic value of stock options exercised during fiscal 2016, 2015 and 2014 was $9.4 million, $16.6 million and $24.9 million, respectively. As of May 31, 2016, we had $2.5 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.8 years.

The weighted-average grant-date fair value of each stock option granted during the years ended May 31, 2016 and 2015 was $15.60 and $8.45, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	2016	2015
Risk-free interest rate	1.62%	1.57%
Expected volatility	28.65%	23.65%
Dividend yield	0.10%	0.13%
Expected term (years)	5	5

The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Our assumption on expected volatility is based on our historical volatility. The dividend yield assumption is calculated using our average stock price over the preceding year and the annualized amount of our most current quarterly dividend per share. We based our assumptions on the expected term of the options on our analysis of the historical exercise patterns of the options and our assumption on the future exercise pattern of options.

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the years ended May 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
	(in thousands)
Income taxes paid, net of refunds	$89,684	$66,726	$94,938
Interest paid	$58,730	$36,537	$33,214

Noncash Investing and Financing Activities

We issued 25.6 million shares of our common stock with a fair value of $1.9 billion on April 22, 2016 as a portion of the consideration paid for 100% of the outstanding common stock of Heartland as further discussed in "Note 2 - Acquisitions."

NOTE 13—NONCONTROLLING INTERESTS

The following table is the reconciliation of net income attributable to noncontrolling interests to comprehensive income attributable to noncontrolling interests for the years ended May 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Net income attributable to noncontrolling interests	$18,551	$31,075	$24,666
Foreign currency translation attributable to noncontrolling interests	471	(28,597)	7,054
Comprehensive income attributable to noncontrolling interests	$19,022	$2,478	$31,720

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss were as follows for the years ended May 31, 2016, 2015 and 2014:

	Foreign Currency Translation	Unrealized Losses on Hedging Activities	Other	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at May 31, 2013	$(11,530)	$—	$(3,532)	$(15,062)
Other comprehensive income	13,113	—	173	13,286
Balance at May 31, 2014	1,583	—	(3,359)	(1,776)
Other comprehensive loss	(179,892)	(3,874)	(450)	(184,216)
Balance at May 31, 2015	(178,309)	(3,874)	(3,809)	(185,992)
Other comprehensive loss	(56,329)	(2,881)	(848)	(60,058)
Balance at May 31, 2016	$(234,638)	$(6,755)	$(4,657)	$(246,050)

NOTE 15—SEGMENT INFORMATION

Commencing with fiscal 2016, we began reporting based on realigned operating segments (North America, Europe and Asia-Pacific) due to international investment and a realigned management structure. As a result, we have presented prior year segment data in a manner that conforms to our current year presentation.

Information About Profit and Assets

We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and certain compensation costs are included in Corporate in the following table. Interest and other income, interest and other expense and provision for income taxes are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies in "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues and consolidated operating income are as follows for the years ended May 31, 2016, 2015, and 2014:

	2016	2015	2014
	(in thousands)

Revenues:
North America(1)	$2,052,623	$1,968,890	$1,808,992
Europe	631,900	615,966	587,463
Asia-Pacific	213,627	188,862	157,781
Consolidated revenues	$2,898,150	$2,773,718	$2,554,236

Operating income (loss):
North America(1)	$307,626	$293,139	$272,251
Europe	244,837	240,014	209,334
Asia-Pacific	50,743	39,697	30,845
Corporate(2)	(178,262)	(116,253)	(106,931)
Consolidated operating income	$424,944	$456,597	$405,499

Depreciation and amortization:
North America(1)	$128,618	$81,051	$60,970
Europe	40,194	39,910	48,589
Asia-Pacific	13,935	9,973	6,139
Corporate	5,134	6,571	6,371
Consolidated depreciation and amortization	$187,881	$137,505	$122,069

(1) During the year ended May 31, 2016, revenues, operating income and depreciation and amortization for North America include results of Heartland subsequent to the acquisition date of April 22, 2016.
(2) During the year ended May 31, 2016, operating loss for Corporate included costs of $51.3 million (including $24.4 million of transaction costs) incurred in connection with our merger with Heartland. These merger-related costs are included in selling, general and administrative expenses in the consolidated statement of income.

Enterprise-Wide Information

As a percentage of our total consolidated revenues, revenues from external customers in the United States, the United Kingdom and Canada were 61%, 10% and 10%, respectively, for the year ended May 31, 2016; 60%, 13% and 11%, respectively, for the year ended May 31, 2015; and 58%, 13% and 13%, respectively, for the year ended May 31, 2014. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.

Long-lived assets, excluding goodwill and other intangible assets, by location as of May 31, 2016 and 2015 were as follows:

	2016	2015
	(in thousands)
United States	$394,716	$284,257
Foreign countries	98,962	89,886
	$493,678	$374,143

NOTE 16—COMMITMENTS AND CONTINGENCIES

Leases

We conduct a major part of our operations using leased facilities and equipment. Many of these operating leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for the years ended May 31, 2016, 2015 and 2014 was $19.7 million, $17.5 million, and $16.0 million, respectively.

Future minimum lease payments for noncancelable operating leases at May 31, 2016 were as follows:

Years ending May 31:
2017	$34,373
2018	28,824
2019	23,467
2020	18,412
2021	15,150
Thereafter	52,368
Total future minimum lease payments	$172,594

Legal

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

Heartland, Heartland’s board of directors, Global Payments, Data Merger Sub One, Inc. (a wholly owned subsidiary of Global Payments, which we refer to as "Data Merger Sub One") and Data Merger Sub Two, LLC (a wholly owned subsidiary of Global Payments, which we refer to as "Data Merger Sub Two") were named as defendants in a putative class action lawsuit challenging the proposed merger with Heartland. The suit was filed on January 8, 2016 in the New Jersey Superior Court, Mercer County, Civil Division, and is captioned Kevin Merchant v. Heartland Payment Systems, et al, L-45-16. The complaint alleges, among other things, that the directors of Heartland breached their fiduciary duties to Heartland stockholders by agreeing to sell Heartland for inadequate consideration, agreeing to improper deal protection terms in the merger agreement, failing to properly value Heartland, and filing a materially incomplete registration statement with the Securities and Exchange Commission. In addition, the complaint alleges that Heartland, Global Payments, Merger Sub One, and Merger Sub Two aided and abetted these purported breaches of fiduciary duty. On April 12, 2016, solely to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made by the plaintiff, Heartland and Global Payments reached an agreement to settle the suit and entered into a Memorandum of Understanding to document the terms and conditions for settlement of the suit.  The proposed settlement is subject to court approval. If the proposed settlement is approved by the court, it will release all claims that were or could have been brought challenging any aspect of the merger with Heartland or the merger agreement related thereto and any disclosure made in connection therewith, under terms that will be disclosed to stockholders before final approval of the proposed settlement. The settlement, if approved, is not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

Operating Taxes

We are subject to certain taxes that are not derived based on earnings (e.g., sales, gross receipts, property, value-added and other business taxes). During the course of operations, we must interpret the meaning of various operating tax regulations in the United States and in the foreign jurisdictions in which we do business.  Taxing authorities in those various jurisdictions may arrive at different interpretations of applicable tax laws and regulations which could result in the payment of additional taxes in those jurisdictions.

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the BINs for Visa transactions and an Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of these agreements contain financial covenants, and we were in compliance with all such covenants as of May 31, 2016.

NOTE 17—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended May 31, 2016 and 2015 are as follows (in thousands, except per share data):

	Quarter Ended
	August 31,	November 30,	February 29,	May 31,

2016
Revenues	$748,796	$722,350	$679,940	$747,064
Operating income	137,772	123,165	107,805	56,202
Net income	93,048	83,078	72,912	41,179
Net income attributable to Global Payments	86,646	78,771	69,061	37,188
Basic earnings per share attributable to Global Payments	0.66	0.61	0.53	0.27
Diluted earnings per share attributable to Global Payments	0.66	0.60	0.53	0.26

	Quarter Ended
	August 31,	November 30,	February 28,	May 31,
2015
Revenues	$704,895	$697,291	$664,983	$706,549
Operating income	124,398	123,984	104,615	103,600
Net income	84,434	85,256	69,315	70,110
Net income attributable to Global Payments	75,366	74,781	62,568	65,325
Basic earnings per share attributable to Global Payments	0.55	0.55	0.47	0.50
Diluted earnings per share attributable to Global Payments	0.55	0.55	0.46	0.49

The financial data in the table above for the quarter ended May 31, 2016 reflect the effects of our merger with Heartland and the refinancing and expansion of our debt facilities, which were completed on April 22, 2016. See "Note 2 - Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of the merger with Heartland.

Operating income, net income, net income attributable to Global Payments and basic and diluted earnings per share for the quarter ended May 31, 2015 include the effects of employee termination costs of $6.3 million (pre-tax) and a $1.2 million (pre-tax) charge for a transaction tax associated with the acquisition of Realex. Net income, net income attributable to Global Payments and basic and diluted earnings per share for the quarter ended May 31, 2015 also include the effect of the reversal of interest expense of $3.6 million (pre-tax) that had been previously accrued related to a previously unrecognized tax benefit. An out-of-period immaterial correction related to the measurement of certain deferred tax assets was recorded in the quarter ended May 31, 2015 as a charge to income tax expense of $14.3 million ($6.8 million of which related to the quarter ended August 31, 2014).  This charge was offset by a corresponding income tax benefit recorded in the quarter ended May 31, 2015 related to a change in judgment regarding the tax rate at which those same deferred tax assets were expected to be realized in conjunction with the recognition of the previously unrecognized tax benefit related to an uncertain tax position in a foreign jurisdiction. See "Note 9 – Income Tax" for further information. Both amounts are included in the foreign income taxes line of the reconciliation between the federal statutory rate and the effective tax rate for the year ended May 31, 2015 in "Note 9 - Income Tax."

NOTE 18—SUBSEQUENT EVENT

On July 27, 2016, the Board of Directors authorized a change in our fiscal year-end from May 31 to December 31. As a result of the change, we will file a Transition Report on Form 10-K for the seven-month transition period ending December 31, 2016 (the "Transition Period"). During the Transition Period, we will continue to file Quarterly Reports on Form 10-Q for the quarterly periods ending August 31, 2016 and November 30, 2016.

GLOBAL PAYMENTS INC.
SCHEDULE II

Valuation & Qualifying Accounts

(a)	(b)	(c)	(d)	(e)
Description	Balance at Beginning of Year	Additions: Charged to Costs and Expenses	Deductions: Uncollectible Accounts Write-Off	Balance at End of Year

Allowance for doubtful accounts
May 31, 2014	$509	$174	$282	$401
May 31, 2015	401	324	257	468
May 31, 2016	468	515	630	353

Reserve for operating losses-merchant card processing (1)
May 31, 2014	$2,318	$8,658	$9,252	$1,724
May 31, 2015	1,724	4,928	5,366	1,286
May 31, 2016	1,286	3,729	2,555	2,460

Reserve for sales allowances-merchant card processing (1)
May 31, 2014	$961	$1,330	$1,690	$601
May 31, 2015	601	7,974	3,646	4,929
May 31, 2016	4,929	3,571	7,450	1,050

Reserve for operating losses-check guarantee processing
May 31, 2014	$3,144	$11,916	$12,062	$2,998
May 31, 2015	2,998	9,578	9,892	2,684
May 31, 2016	2,684	22,827	20,643	4,868

Deferred income tax asset valuation allowance
May 31, 2014	$28,464	$(21,265)	$—	$7,199
May 31, 2015	7,199	(3,376)	—	3,823
May 31, 2016	3,823	11,296	—	15,119

(1)Included in settlement processing obligations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 31, 2016, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of May 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control - Integrated Framework (2013).

We completed our merger with Heartland on April 22, 2016. As permitted by the SEC rules and regulations, management’s assessment did not include the internal control of the acquired operations of Heartland which are included in our consolidated financial statements as of May 31, 2016 and for the period from the acquisition date through May 31, 2016. In accordance with our integration efforts, we plan to incorporate Heartland’s operations into our internal control over financial reporting program within the time period provided by applicable SEC rules and regulations. The assets, excluding goodwill, of Heartland constituted approximately 21% of our total consolidated assets as of May 31, 2016. Heartland's revenues and operating income represented approximately 4% and less than 0.5% of our total consolidated revenues and operating income, respectively, for the year ended May 31, 2016.

Based on the results of its evaluation, which excluded an assessment of the internal control of the acquired operations of Heartland, management believes that as of May 31, 2016, our internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this Annual Report.

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

Changes in Internal Control over Financial Reporting

During fiscal year 2016, we completed the acquisition of Heartland, which is being integrated into our North America segment. As part of our ongoing integration activities, we are continuing to apply our controls and procedures to the Heartland business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude. There were no other changes in our internal control over financial reporting during the fourth quarter of fiscal year 2016 (as defined in Rule

13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors, executive officers and our corporate governance contained under the headings "Proposal 1: Election of Directors" and "Biographical Information About Our Executive Officers" and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading "Additional Information-Section 16(a) Beneficial Ownership Reporting Compliance" from our proxy statement to be delivered in connection with our 2016 Annual Meeting of Shareholders to be held on September 28, 2016 (the “2016 Proxy Statement”).

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

ITEM 11 - EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation and the report of the Compensation Committee contained under the headings "Compensation, Discussion, and Analysis," and "Corporate Governance-Director Compensation" from our 2016 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings "Common Stock Ownership-Common Stock Ownership of Management" and "Common Stock Ownership-Common Stock Ownership by Certain Other Persons" from our 2016 Proxy Statement.

The following table provides certain information as of May 31, 2016 concerning the shares of our common stock that may be issued under existing equity compensation plans. For more information on these plans, see "Note 10 - Shareholders' Equity" in the notes to the accompanying consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	811,036	$31.81	14,985,644
Equity compensation plans not approved by security holders	—	—	—
Total	811,036	$31.81	14,985,644

Includes 12,110,609 shares authorized for issuance under the 2011 Incentive Plan, all of which are available for issuance pursuant to grants of full-value stock awards. Also includes 233,740 shares authorized under the Amended and Restated 2005 Incentive Plan and 179,172 shares authorized under the 2000 Director Option Plan. We do not intend to issue shares under either the Amended and Restated 2005 Incentive Plan or the 2000 Director Option Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and our affiliates and the independence of our directors contained under the headings "Additional Information--Relationships and Related Party Transactions" and "Corporate Governance--Board Independence" from our 2016 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading "Proposal Four: Ratification of Reappointment of Auditors" from our 2016 Proxy Statement.

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
2.1
Agreement and Plan of Merger, dated as of December 15, 2015, by and among Global Payments Inc., Data Merger Sub One, Inc., Data Merger Sub Two, LLC and Heartland Payment Systems, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 17, 2015.++

2.2
Agreement and Plan of Merger, dated as of January 23, 2014, by and among the Company, Payment Processing, Inc. and, solely for the limited purposes set forth therein, certain additional parties thereto, incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed April 3, 2014.++

2.3
Asset Purchase Agreement, dated September 30, 2014, by and among Certegy Check Services, Inc., Global Payments Gaming Services, Inc. and Global Payments Inc., incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.

2.4
Sale and Purchase Agreement, dated as of September 15, 2014, by and among Global Payments Australia 2 Pty Ltd, Global Payments Inc., as guarantor, shareholders of Ezi Holdings Pty Ltd and certain guarantors of the sellers, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed January 8, 2015.

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed July 25, 2013.
3.2*	Seventh Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 28, 2016.
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

10.4
Amended and Restated Debt Commitment Letter, dated as of January 8, 2016, by and among Global Payments Inc., Bank of America, N.A., Merrill, Lynch, Pierce, Fenner and Smith Incorporated and certain other lenders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2016.

10.5
Second Amended and Restated Term Loan Agreement, dated as of July 31, 2015, by and among the Company and Global Payments Direct, Inc., as borrowers, Bank of America, N.A., as administrative agent, and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2015.

10.6
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

10.7
Heartland Incremental Term B Loan Lender Joinder Agreement, dated as of April 22, 2016, by and among each of the Persons identified as “Heartland Incremental Term B Lenders” on the signature pages thereto, Global Payments Inc., certain other borrowers party thereto, the guarantors party thereto and Bank of America, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2016.

10.8
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

10.9
Lender Joinder Agreement, dated as of March 29, 2016, by and among the Company and Global Payments Direct, Inc., as borrowers, Bank of America, N.A., as administrative agent, and Bank of the Philippine Islands, as a new lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2016.

10.10
First Amended and Restated Marketing Alliance Agreement with HSBC Bank plc, dated June 12, 2009, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed July 28, 2009, File No. 001-16111.

10.11+	Amended and Restated 2000 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed August 26, 2003, File No. 001-16111.
10.12+
First Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated March 28, 2007, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed July 30, 2007, File No. 001-16111.

10.13+
Second Amendment to Amended and Restated 2000 Long-Term Incentive Plan, dated December 15, 2008, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed April 6, 2009, File No. 001-16111.

10.14+	2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed January 16, 2001, File No. 333-53774.
10.15+
Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed July 30, 2007, File No. 001-16111.

10.16+
Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007, incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed July 30, 2007, File No. 001-16111.

10.17+	Third Amended and Restated 2005 Incentive Plan, dated December 31, 2008, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed April 6, 2009, File No. 001-16111.
10.18+
Form of Non-Statutory Stock Option Award pursuant to the Amended and Restated 2005 Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed January 8, 2007, File No. 001-16111.

10.19+	Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed September 16, 2010.
10.20+	2011 Incentive Plan, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 29, 2011.
10.21+
Form of Restricted Stock Award pursuant to the 2011 Incentive Plan (2013 and 2014 fiscal years), incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.22+
Form of Performance Unit Award (Performance Units) (2013 fiscal year) pursuant to the 2011 Incentive Plan, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.23+
Form of Performance Unit Award (Performance Units) (2014 fiscal year) pursuant to the 2011 Incentive Plan, incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.24+
Form of Performance Unit Award (TSRs) (2013 fiscal year) pursuant to the 2011 Incentive Plan, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.25+
Form of Performance Unit Award (TSRs) (2014 fiscal year) pursuant to the 2011 Incentive Plan, incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.26+
Form of Restricted Stock Award pursuant to the 2011 Incentive Plan (2015 and 2016 fiscal year), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.

10.27+	Form of Stock Option Award pursuant to the 2011 Incentive Plan (2015 fiscal year), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.
10.28+
Form of Performance Unit Award Certificate pursuant to the 2011 Incentive Plan (2015 fiscal year), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.

10.29+
Form of Performance Unit Award Certificate (Leveraged Performance Units) pursuant to the 2011 Incentive Plan (2015 fiscal year), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.

10.30+	Form of Stock Option Award (2015 and 2016 fiscal year), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2014.
10.31+
Form of Performance Unit Award Certificate pursuant to 2011 Incentive Plan (2016 fiscal year), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 7, 2015.

10.32+
Second Amended and Restated Non-Employee Director Compensation Plan, dated September 29, 2015 (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011), incorporated by reference to Exhibit 10.1 to the to the Company's Quarterly Report on Form 10-Q filed October 7, 2015.

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

10.37+
Employment Agreement by and between the Company and David E. Mangum, dated as of March 1, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2010.

10.38+
Amendment to Employment Agreement by and between the Company and David E. Mangum, dated as of August 29, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2014.

10.39+
Employment Agreement by and between the Company and Cameron M. Bready, dated as of May 21, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2014.

10.40+
Employment Agreement by and between the Company and Guido F. Sacchi, dated as of December 1, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2014.

10.41+
Employment Agreement by and between the Company and David L. Green, dated as of December 1, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2014.

10.42+
Employment Agreement by and between the Company and Jane M. Elliott, dated as of December 1, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2014.

10.43+
Employment Agreement by and between the Company and Michelle V. Bonam-Ball, dated as of November 2, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed January 11, 2016.

10.44+
Change in Control, Non-Competition and Non-Solicitation Agreement between David M. Sheffield and the Company, dated as of April 6, 2015, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.

10.45+
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
101.1*
The following financial information from the Annual Report on Form 10-K for the year ended May 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

* Filed herewith.
+ Management contract or compensatory plan or arrangement.
++ Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Global Payments Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

(b) Exhibits

Page Number
Index to Exhibits	93

(c)    Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2016.

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

	Signature	Title	Date

	/s/ William I Jacobs *	Chairman of the Board	July 28, 2016
William I Jacobs

	/s/ Robert H.B. Baldwin, Jr.*	Director	July 28, 2016
Robert H.B. Baldwin, Jr.

	/s/ John G. Bruno*	Director	July 28, 2016
John G. Bruno

	/s/ Mitchell L. Hollin*	Director	July 28, 2016
Mitchell L. Hollin

	/s/ Ruth Ann Marshall *	Director	July 28, 2016
Ruth Ann Marshall

	/s/ Alan M. Silberstein *	Director	July 28, 2016
Alan M. Silberstein

	/s/ Jeffrey S. Sloan	Director	July 28, 2016
Jeffrey S. Sloan

	/s/ Michael W. Trapp *	Director	July 28, 2016
Michael W. Trapp

*By:	/s/ Jeffrey S. Sloan	Attorney-in-fact	July 28, 2016
Jeffrey S. Sloan