Form 10-Q
period 2016-08-31
GLOBAL PAYMENTS INC
filed 2016-10-05
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of October 3, 2016 was 153,697,386.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended August 31, 2016

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	August 31, 2016	August 31, 2015

Revenues	$939,492	$748,796
Operating expenses:
Cost of service	462,626	272,666
Selling, general and administrative	355,760	338,358
	818,386	611,024
Operating income	121,106	137,772

Interest and other income	42,473	1,142
Interest and other expense	(43,077)	(13,243)
	(604)	(12,101)
Income before income taxes	120,502	125,671
Provision for income taxes	(28,044)	(32,623)
Net income	92,458	93,048
Less: Net income attributable to noncontrolling interests, net of income tax	(7,365)	(6,402)
Net income attributable to Global Payments	$85,093	$86,646

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.55	$0.66
Diluted earnings per share	$0.55	$0.66
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	August 31, 2016	August 31, 2015

Net income	$92,458	$93,048
Other comprehensive income (loss):
Foreign currency translation adjustments	(18,781)	(37,017)
Income tax benefit related to foreign currency translation adjustments	—	11,100
Unrealized losses on hedging activities	(3,205)	(32)
Reclassification of losses on hedging activities to interest expense	1,897	1,734
Income tax benefit (expense) related to hedging activities	518	(622)
Other	108	—
Other comprehensive loss, net of tax	(19,463)	(24,837)

Comprehensive income	72,995	68,211
Comprehensive income attributable to noncontrolling interests	(7,363)	(8,300)
Comprehensive income attributable to Global Payments	$65,632	$59,911
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	August 31, 2016	May 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$977,776	$1,044,728
Accounts receivable, net of allowances for doubtful accounts of $326 and $353, respectively	286,645	281,612
Claims receivable, net of allowances for doubtful accounts of $5,106 and $4,868, respectively	7,974	6,799
Settlement processing assets	1,105,470	1,336,326
Prepaid expenses and other current assets	206,964	181,848
Total current assets	2,584,829	2,851,313
Goodwill	4,849,015	4,829,405
Other intangible assets, net	2,211,954	2,264,708
Property and equipment, net	512,079	493,678
Deferred income taxes	20,921	22,719
Other	58,982	48,129
Total assets	$10,237,780	$10,509,952
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$332,078	$378,436
Current portion of long-term debt	182,012	135,542
Accounts payable and accrued liabilities	702,277	696,414
Settlement processing obligations	1,015,805	1,220,315
Total current liabilities	2,232,172	2,430,707
Long-term debt	4,289,666	4,379,744
Deferred income taxes	724,023	744,862
Other noncurrent liabilities	86,707	77,235
Total liabilities	7,332,568	7,632,548
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 153,684,060 issued and outstanding at August 31, 2016 and 154,421,585 issued and outstanding at May 31, 2016	—	—
Paid-in capital	1,913,164	1,976,715
Retained earnings	1,099,026	1,015,811
Accumulated other comprehensive loss	(265,511)	(246,050)
Total Global Payments shareholders’ equity	2,746,679	2,746,476
Noncontrolling interests	158,533	130,928
Total equity	2,905,212	2,877,404
Total liabilities and equity	$10,237,780	$10,509,952
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	August 31, 2016	August 31, 2015
Cash flows from operating activities:
Net income	$92,458	$93,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,657	17,909
Amortization of acquired intangibles	80,529	20,848
Share-based compensation expense	7,619	6,467
Provision for operating losses and bad debts	9,626	4,263
Deferred income taxes	(20,861)	3,584
Gain on sale of investments	(41,150)	—
Other, net	8,855	1,333
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(7,726)	(7,512)
Claims receivable	(7,097)	(12,261)
Settlement processing assets and obligations, net	30,409	402,676
Prepaid expenses and other assets	(50,498)	(18,114)
Accounts payable and other liabilities	30,846	1,151
Net cash provided by operating activities	155,667	513,392
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(34,563)	(241,530)
Capital expenditures	(41,381)	(16,858)
Proceeds from sale of investments	37,717	—
Net cash used in investing activities	(38,227)	(258,388)
Cash flows from financing activities:
Net payments on settlement lines of credit	(47,336)	(236,041)
Proceeds from issuance of long-term debt	215,000	2,821,425
Principal payments of long-term debt	(261,219)	(2,626,925)
Payment of debt issuance costs	—	(4,934)
Repurchase of common stock	(67,633)	(34,296)
Proceeds from stock issued under share-based compensation plans	3,037	2,513
Common stock repurchased - share-based compensation plans	(22,204)	(8,154)
Tax benefit from share-based compensation plans	12,303	5,760
Distributions to noncontrolling interests	(5,475)	(8,158)
Dividends paid	(1,539)	(1,305)
Net cash used in financing activities	(175,066)	(90,115)
Effect of exchange rate changes on cash	(9,326)	(12,319)
(Decrease) increase in cash and cash equivalents	(66,952)	152,570
Cash and cash equivalents, beginning of the period	1,044,728	650,739
Cash and cash equivalents, end of the period	$977,776	$803,309
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2016	154,422	$1,976,715	$1,015,811	$(246,050)	$2,746,476	$130,928	$2,877,404
Net income			85,093		85,093	7,365	92,458
Other comprehensive loss, net of tax				(19,461)	(19,461)	(2)	(19,463)
Stock issued under share-based compensation plans	605	3,037			3,037		3,037
Common stock repurchased - share-based compensation plans	(255)	(19,216)			(19,216)		(19,216)
Tax benefit from employee share-based compensation		12,303			12,303		12,303
Share-based compensation expense		7,619			7,619		7,619
Contribution of subsidiary shares to noncontrolling interest related to a business combination					—	25,717	25,717
Distributions to noncontrolling interest					—	(5,475)	(5,475)
Repurchase of common stock	(1,088)	(67,294)	(339)		(67,633)		(67,633)
Dividends paid ($0.01 per share)			(1,539)		(1,539)		(1,539)
Balance at August 31, 2016	153,684	$1,913,164	$1,099,026	$(265,511)	$2,746,679	$158,533	$2,905,212
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2015	130,558	$148,742	$795,226	$(185,992)	$757,976	$105,577	$863,553
Net income			86,646		86,646	6,402	93,048
Other comprehensive loss, net of tax				(26,735)	(26,735)	1,898	(24,837)
Stock issued under employee stock plans	551	2,513			2,513		2,513
Common stock repurchased - share-based compensation plans	(207)	(11,381)			(11,381)		(11,381)
Tax benefit from employee share-based compensation		5,760			5,760		5,760
Share-based compensation expense		6,467			6,467		6,467
Distributions to noncontrolling interest					—	(8,158)	(8,158)
Contribution of subsidiary shares to noncontrolling interest related to a business combination		4,673			4,673	24,727	29,400
Repurchase of common stock	(1,020)	(18,562)	(19,355)		(37,917)		(37,917)
Dividends paid ($0.01 per share)			(1,305)		(1,305)		(1,305)
Balance at August 31, 2015	129,882	$138,212	$861,212	$(212,727)	$786,697	$130,446	$917,143
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

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated balance sheet as of May 31, 2016 was derived from the audited financial statements for the year ended May 31, 2016 included in our Annual Report on Form 10-K for the year ended May 31, 2016 but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made.  These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended May 31, 2016.

On July 27, 2016, the Board of Directors authorized a change in our fiscal year-end from May 31 to December 31. As a result of the change, we will file a Transition Report on Form 10-K for the seven-month transition period ending December 31, 2016 (the "Transition Period"). During the Transition Period, we will continue to file Quarterly Reports on Form 10-Q based on our prior year-end.

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

Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change GAAP for a customer’s accounting for service contracts. We adopted this standard as of June 1, 2016 on a prospective basis, and it was not material to our balance sheet and/or our results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which makes clarifications to how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for years beginning after December 15, 2017, including interim periods, and will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. We are evaluating the effect of ASU 2016-15 on our consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments." The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will be effective for years beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted for annual and interim periods in years beginning after December 15, 2018. We are evaluating the effect of ASU 2016-13 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The amendments in this update will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled. This update also changes the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation, and permits entities to elect to recognize forfeitures based on actuals or estimates. Finally, the update eliminates the hypothetical additional paid-in capital pool, permits stock option deductions even if not realized in the current year on a return, requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity and potentially has a dilutive effect on earnings per share ("EPS") to the extent that excess tax benefits have historically been included in the calculation of diluted EPS. The amendments in this update will be effective for years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted. We are evaluating the effect of ASU 2016-09 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases." The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance will be effective for years, including interim periods, beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. We are evaluating the effect of ASU 2016-02 on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures and limited liability companies) to be measured at fair value with changes in the fair value recognized through earnings. Equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The guidance will be effective for years beginning after December 15, 2017, including interim periods within those years. Except for specific aspects of this pronouncement, early adoption of the amendments in this update is not permitted. We are evaluating the effect of ASU 2016-01 on our consolidated financial statements.

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

The update requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. We are evaluating the effect of ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on our consolidated financial statements.

NOTE 2—ACQUISITIONS

Heartland

On December 15, 2015, we entered into a merger agreement with Heartland, pursuant to which we merged with Heartland in a cash-and-stock transaction that we completed on April 22, 2016 for total purchase consideration of $3.9 billion.

This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The initial accounting for these acquisitions was not complete as of August 31, 2016. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as we obtain additional information. There were no material measurement-period adjustments during the three months ended August 31, 2016. Additional time is needed to refine and review the results of the valuation of assets and liabilities and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes. Also, we are still in the process of assigning goodwill to our reporting units.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows (in thousands):

Cash and cash equivalents	$304,747
Accounts receivable	68,585
Prepaid expenses and other assets	106,450
Identified intangible assets	1,639,040
Property and equipment	108,882
Debt	(437,933)
Accounts payable and accrued liabilities	(453,575)
Settlement processing obligations	(20,978)
Deferred income taxes	(553,454)
Other liabilities	(58,542)
Total identifiable net assets	703,222
Goodwill	3,219,598
Total purchase consideration	$3,922,820

FIS Gaming Business

On June 1, 2015, we acquired certain assets of Certegy Check Services, Inc., a wholly owned subsidiary of Fidelity National Information Services, Inc. ("FIS"). Under the purchase agreement, we acquired substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"), including approximately 260 gaming client locations, for $237.5 million, funded from borrowings on our revolving credit facility and cash on hand. We acquired the FIS Gaming Business to expand our direct distribution and service offerings in the gaming industry. This transaction was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Transaction costs associated with this business combination were not material. The revenue and earnings of the FIS Gaming Business for the year ended May 31, 2016 were not material nor were the historical revenue and earnings of the acquired business material for the purpose of presenting pro forma information.

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed including a reconciliation to the total purchase consideration, are as follows (in thousands):

Customer-related intangible assets	$143,400
Liabilities	(150)
Total identifiable net assets	143,250
Goodwill	94,250
Total purchase consideration	$237,500

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

NOTE 3—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of August 31, 2016 and May 31, 2016, settlement processing assets and obligations consisted of the following:

	August 31, 2016	May 31, 2016

	(in thousands)
Settlement processing assets:
Interchange reimbursement	$295,277	$150,644
Liability to Members	(74,326)	(14,997)
Receivable from networks	894,132	1,203,308
Exception items	5,276	3,003
Merchant Reserves	(14,889)	(5,632)
	$1,105,470	$1,336,326

Settlement processing obligations:
Interchange reimbursement	$69,703	$193,989
Liability to Members	(41,248)	(261,945)
Liability to merchants	(903,319)	(1,005,009)
Exception items	7,915	5,827
Merchant Reserves	(145,278)	(149,667)
Reserves for operating losses and sales allowances	(3,578)	(3,510)
	$(1,015,805)	$(1,220,315)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of August 31, 2016 and May 31, 2016, goodwill and other intangible assets consisted of the following:

	August 31, 2016	May 31, 2016

	(in thousands)

Goodwill	$4,849,015	$4,829,405
Other intangible assets:
Customer-related intangible assets	$1,884,155	$1,864,709
Acquired technologies	550,366	549,293
Trademarks and trade names	188,938	188,763
Contract-based intangible assets	159,928	159,890
	2,783,387	2,762,655
Less accumulated amortization:
Customer-related intangible assets	443,428	414,979
Acquired technologies	51,776	26,403
Trademarks and trade names	15,193	7,830
Contract-based intangible assets	61,036	48,735
	571,433	497,947
	$2,211,954	$2,264,708

The following table sets forth the changes in the carrying amount of goodwill for the three months ended August 31, 2016:

	North America	Europe	Asia-Pacific	Total

	(in thousands)

Balance at May 31, 2016	$4,086,430	$471,773	$271,202	$4,829,405
Goodwill acquired	—	26,923	—	26,923
Effect of foreign currency translation	(75)	(19,183)	8,564	(10,694)
Measurement-period adjustments	3,381	—	—	3,381
Balance at August 31, 2016	$4,089,736	$479,513	$279,766	$4,849,015

There was no accumulated impairment loss as of August 31, 2016 or May 31, 2016.

NOTE 5—OTHER ASSETS

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("Visa Europe"). On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe, including ours, upon which we recorded a gain of $41.2 million included in interest and other income in our consolidated statement of income for the three months ended August 31, 2016. We received up-front consideration comprised of €33.5 million ($37.7 million equivalent at June 21, 2016) in cash and Series B and C convertible preferred shares whose initial conversion rate equates to Visa common shares valued at $22.9 million as of June 21, 2016. However, the preferred shares, which we account for using the cost method, have been assigned a value of zero as of June 21, 2016, based on transfer restrictions, Visa's ability to adjust the conversion rate, and the estimation uncertainty associated with those factors. The fair value was determined using inputs classified as Level 3 within the fair value hierarchy due to the absence of quoted market prices, lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. The preferred shares will convert into Visa common shares at periodic intervals over a 12-year period. Based on the outcome of potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares ultimately received could be as low as zero, and approximately €25.6 million ($28.8 million equivalent at June 21, 2016) of the up-front cash consideration could be refundable. On the third anniversary of the closing of the acquisition by Visa, we will also receive €3.1 million ($3.5 million at June 21, 2016) of deferred consideration (plus compounded interest at a rate of 4.0% per annum).

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITIES

As of August 31, 2016 and May 31, 2016, long-term debt consisted of the following:

	August 31, 2016	May 31, 2016

	(in thousands)
Term loans (face amounts of $3,528,288 and $3,530,000 at August 31, 2016 and May 31, 2016, respectively, less unamortized debt issuance costs of $49,156 and $51,770 at August 31, 2016 and May 31, 2016, respectively)	$3,479,132	$3,478,230
Revolving credit facility	992,500	1,037,000
Capital lease obligations	46	56
Total long-term debt	4,471,678	4,515,286
Less current portion of long-term debt (face amounts of $192,300 and $145,938 at August 31, 2016 and May 31, 2016, respectively, less unamortized debt issuance costs of $10,327 and $10,442 at August 31, 2016 and May 31, 2016, respectively) and current portion of capital lease obligations of $39 and $46 at August 31, 2016 and May 31, 2016, respectively	182,012	135,542
Long-term debt, excluding current portion	$4,289,666	$4,379,744

Maturity requirements on long-term debt as of August 31, 2016 are as follows (in thousands):

Fiscal years ending May 31,
2017	$144,264
2018	192,307
2019	219,700
2020	219,700
2021	2,749,500
2022	10,450
2023 and thereafter	984,913
Total	$4,520,834

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

We also entered into a new $1.045 billion term B loan ("Term B Loan"). The Delayed Draw Facility and Term B Loan were issued on April 22, 2016 in connection with our merger with Heartland, resulting in total financing of approximately $4.78 billion. The incremental proceeds from the new loans were used, among other things, to repay certain portions of Heartland's existing indebtedness and to finance, in part, the cash consideration and the merger-related costs. Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the 2016 Credit Facility Agreement.

The 2016 Credit Facility Agreement provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of August 31, 2016, the interest rates on the Term A Loan, the Term B Loan and the Delayed Draw Facility were 3.02%, 4.02% and 2.94%, respectively.

Pursuant to the 2016 Credit Facility Agreement, the Term A Loan must be repaid in equal quarterly installments of $43.8 million commencing in November 2016 and ending in May 2020, with the remaining principal balance due upon maturity in July 2020. The Delayed Draw Facility must be repaid in quarterly installments of $1.7 million, the first installment of which was made in August 2016, increasing to quarterly installments of $8.6 million in August 2018 and ending in May 2020, with the remaining balance due upon maturity in July 2020. The Term B Loan must be repaid in quarterly installments of $2.6 million, the first installment of which was made in September 2016, ending in March 2023, with the remaining principal balance due upon maturity in April 2023.

As of August 31, 2016, the outstanding balance on the Revolving Credit Facility was $992.5 million. The 2016 Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At August 31, 2016 and May 31, 2016, we had outstanding standby letters of credit of $21.3 million and $8.5 million, respectively. The total available commitments under the Revolving Credit Facility at August 31, 2016 and May 31, 2016 were $236.2 million and $204.5 million, respectively. As of August 31, 2016, the interest rate on the Revolving Credit Facility was 2.94%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in July 2020.

The 2015 Credit Facility Agreement and the 2016 Credit Facility Agreement were combined in evaluating the accounting treatment for fees and expenses incurred. We incurred fees and expenses associated with the 2015 Credit Facility Agreement and the 2016 Credit Facility Agreement of approximately $63.4 million. The portion of the debt issuance costs related to the Revolving Credit Facility is included in other noncurrent assets, and the portion of the debt issuance costs related to the Term A Loan, the Term B Loan and the Delayed Draw Facility is reported as a reduction to the carrying amount of the debt. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

We have lines of credit with banks in various markets where we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of August 31, 2016 and May 31, 2016, a total of $46.6 million and $42.9 million, respectively, of cash on deposit was used to determine the available credit.

As of August 31, 2016 and May 31, 2016, respectively, we had $332.1 million and $378.4 million outstanding under these lines of credit with additional capacity of $744.3 million as of August 31, 2016 to fund settlement. The weighted-average interest rate on these borrowings was 1.98% and 1.80% at August 31, 2016 and May 31, 2016, respectively.

During the three months ended August 31, 2016, the maximum and average outstanding balances under these lines of credit were $550.1 million and $311.1 million, respectively.

Compliance with Covenants

The 2016 Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios. Financial covenants require a leverage ratio no greater than (i) 5.00 to 1.00 as of the end of any fiscal quarter ended during the period from April 22, 2016 through August 31, 2016, (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from September 1, 2016 through February 28, 2017, (iii)

4.50 to 1.00 as of the end of any fiscal quarter ending during the period from March 1, 2017 through August 31, 2017, (iv) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from September 1, 2017 to February 28, 2018 and (v) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00. The 2016 Credit Facility Agreement and settlement lines of credit also include various other covenants that are customary in such borrowings. The 2016 Credit Facility Agreement includes covenants, subject in each case to exceptions and qualifications, that may restrict certain payments, including, in certain circumstances, the payment of cash dividends in excess of our current rate of $0.01 per share per quarter.

The 2016 Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the three months ended August 31, 2016.

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

Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as portfolio cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income, except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the three months ended August 31, 2016, there was no ineffectiveness. The fair values of the interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included within accounts payable and accrued liabilities in the consolidated balance sheets:

	August 31, 2016	May 31, 2016

	(in thousands)

Interest rate swaps ($750 million notional)	$12,083	$10,775

The table below presents the effects of our interest rate swaps on the consolidated statements of income and other comprehensive loss for the three months ended August 31, 2016 and 2015:

	Three Months Ended
	August 31, 2016	August 31, 2015

	(in thousands)

Amount of loss recognized in other comprehensive loss	$3,205	$32
Amount of loss recognized in interest expense	$1,897	$1,734

At August 31, 2016, the amount in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $5.9 million.

Interest Expense

Interest expense was approximately $43 million and $13 million for the three months ended August 31, 2016 and 2015, respectively.

NOTE 7—INCOME TAX

Our effective income tax rates were 23.3% and 26.0% for the three months ended August 31, 2016 and August 31, 2015, respectively. Our effective income tax rates differ from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world, including, without limitation, the United States and the United Kingdom. We are no longer subject to state income tax examinations for years ended on or before May 31, 2008, U.S. federal income tax examinations for fiscal years prior to 2013 and U.K. federal income tax examinations for years ended on or before May 31, 2013.

NOTE 8—SHAREHOLDERS’ EQUITY

From time-to-time, we make repurchases of our common stock mainly through the use of open market purchases and accelerated share repurchase programs ("ASR's"). As of August 31, 2016, we were authorized to repurchase up to $199.3 million of our common stock.

During the three months ended August 31, 2016, 127,435 shares were delivered to us in connection with the completion of an ASR initiated on April 25, 2016. In addition, through open market repurchase plans, we repurchased and retired 960,716 shares of our common stock at a cost of $67.6 million, or an average cost of $70.39 per share, including commissions.

During the three months ended August 31, 2015, 324,742 shares were delivered to us in connection with the completion of an ASR initiated on April 10, 2015. In addition to the ASR, through open market repurchase plans, we repurchased and retired 694,990 shares of our common stock at a cost of $37.9 million, or an average cost of $54.56 per share, including commissions.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended
	August 31, 2016	August 31, 2015

	(in thousands)

Share-based compensation expense	$7,619	$6,467
Income tax benefit	$3,572	$2,358

Share-Based Awards

The following table summarizes the changes in unvested share-based awards for the three months ended August 31, 2016:

	Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)

Unvested at May 31, 2016	1,606	$37.25
Granted	418	74.18
Vested	(687)	30.46
Forfeited	(18)	40.85
Unvested at August 31, 2016	1,319	$48.95

The total fair value of share-based awards vested during the three months ended August 31, 2016 and August 31, 2015 was $20.9 million and $15.7 million, respectively.

For these share-based awards, we recognized compensation expense of $7.0 million and $6.1 million during the three months ended August 31, 2016 and August 31, 2015, respectively. As of August 31, 2016, there was $56.6 million of unrecognized compensation expense related to unvested share-based awards that we expect to recognize over a weighted-average period of 2.3 years. Our share-based award plans provide for accelerated vesting under certain conditions.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value of our common stock on the date of grant and have a term of ten years. Stock options granted before fiscal 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during fiscal 2015 and thereafter vest in equal installments on each of the first three anniversaries of the grant date. During the three months ended August 31, 2016 and August 31, 2015, we granted 72,733 and 72,393 stock options, respectively. Our stock option plans provide for accelerated vesting under certain conditions.

The following summarizes changes in unvested stock option activity for the three months ended August 31, 2016:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31, 2016	811	$31.81	5.8	$36.8
Granted	73	74.66
Forfeited	(1)	22.93
Exercised	(111)	20.14
Outstanding at August 31, 2016	772	$37.56	6.4	$29.9

Options vested and exercisable at August 31, 2016	515	$29.18	5.1	$24.2

We recognized compensation expense for stock options of $0.4 million and $0.2 million during the three months ended August 31, 2016 and August 31, 2015, respectively. The aggregate intrinsic value of stock options exercised during the three months ended August 31, 2016 and August 31, 2015 was $6.1 million and $2.7 million, respectively. As of August 31, 2016, we had $3.7 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.1 years.

The weighted-average grant-date fair value of each stock option granted during the three months ended August 31, 2016 and August 31, 2015 was $21.87 and $15.60, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	August 31, 2016	August 31, 2015
Risk-free interest rate	1.05%	1.62%
Expected volatility	31.58%	28.65%
Dividend yield	0.06%	0.10%
Expected term (years)	5	5

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

Diluted earnings per share is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on earnings per share. There were no stock options that would have an antidilutive effect on the computation of diluted earnings per share for the three months ended August 31, 2016. The diluted share base for the three months ended August 31, 2015 excludes less than 0.1 million shares related to stock options that would have an antidilutive effect on earnings per share.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three months ended August 31, 2016 and August 31, 2015:

	Three Months Ended
	August 31, 2016	August 31, 2015

	(in thousands)

Basic weighted-average number of shares outstanding	153,901	130,328
Plus: Dilutive effect of stock options and other share-based awards	974	818
Diluted weighted-average number of shares outstanding	154,875	131,146

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss were as follows for the three months ended August 31, 2016 and August 31, 2015:

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at May 31, 2015	$(178,309)	$(3,874)	$(3,809)	$(185,992)
Other comprehensive income (loss)	(27,815)	1,080	—	(26,735)
Balance at August 31, 2015	$(206,124)	$(2,794)	$(3,809)	$(212,727)

Balance at May 31, 2016	$(234,638)	$(6,755)	$(4,657)	$(246,050)
Other comprehensive income (loss)	(18,779)	(790)	108	(19,461)
Balance at August 31, 2016	$(253,417)	$(7,545)	$(4,549)	$(265,511)

Other comprehensive income attributable to noncontrolling interest, which relates only to foreign currency translation, was approximately zero and $1.9 million for the three months ended August 31, 2016 and August 31, 2015, respectively.

NOTE 12—SEGMENT INFORMATION

We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and certain compensation costs are included in Corporate in the following table. Interest and other income, interest and other expense and provision for income taxes are not allocated to the individual operating segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in our Annual Report on Form 10-K for the year ended May 31, 2016 and our summary of significant accounting policies in "Note 1-Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues and consolidated operating income are as follows for the three months ended August 31, 2016 and August 31, 2015:

	Three Months Ended
	August 31, 2016	August 31, 2015

	(in thousands)
Revenues:
North America	$711,765	$530,857
Europe	169,565	168,357
Asia-Pacific	58,162	49,582
Consolidated revenues	$939,492	$748,796

Operating income (loss):
North America	$105,700	$83,513
Europe	65,539	72,733
Asia-Pacific	14,022	12,233
Corporate(1)	(64,155)	(30,707)
Consolidated operating income	$121,106	$137,772

Depreciation and amortization:
North America	$86,915	$23,743
Europe	10,413	10,344
Asia-Pacific	4,426	3,057
Corporate	1,432	1,613
Consolidated depreciation and amortization	$103,186	$38,757

(1) During the three months ended August 31, 2016, operating loss for Corporate included expenses of $30.5 million incurred in connection with the integration of Heartland. These merger-related expenses are included in selling, general and administrative expenses in the consolidated statement of income.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended May 31, 2016. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. See "Forward-Looking Statements" below for additional information.

On September 29, 2015, our board of directors declared a two-for-one stock split in the form of a stock dividend of one additional share of common stock for each outstanding share of common stock (the “Stock Split”), which was paid on November 2, 2015. As a result, all share and per share information presented herein for prior periods has been adjusted for the Stock Split.

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

On December 15, 2015, we entered into a merger agreement with Heartland, pursuant to which we merged with Heartland in a cash-and-stock transaction that we completed on April 22, 2016 for total purchase consideration of $3.9 billion. See "Note 2—Acquisitions" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our merger with Heartland.

Highlights related to our financial condition and results of operations for the three months ended August 31, 2016 are provided below:

•
Consolidated revenues increased by 25.5% to $939.5 million in the three months ended August 31, 2016 compared to $748.8 million for the prior-year period primarily due to the inclusion of Heartland, partially offset by the unfavorable effect of currency fluctuations in foreign markets of $14.4 million.

•
Consolidated operating income was $121.1 million for the three months ended August 31, 2016 compared to $137.8 million for the prior-year period, and our operating margin was 12.9% compared to 18.4% for the prior-year period. The contribution of the revenue growth in local currency was more than offset by an increase in depreciation and amortization expense of $64.4 million and Heartland integration expenses of $30.5 million for the three months ended August 31, 2016.

•
On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe Limited ("Visa Europe"), including ours, and we recorded a gain on the sale of those investments of $41.2 million.

•
Net income attributable to Global Payments was $85.1 million for the three months ended August 31, 2016 compared to $86.6 million in the prior-year period. Diluted earnings per share was $0.55 compared to $0.66 in the prior-year period.

Results of Operations

The following table sets forth key selected financial data for the three months ended August 31, 2016 and August 31, 2015, this data as a percentage of total revenues, and the changes between the periods in dollars and as a percentage of the prior year amount.

	Three Months Ended August 31, 2016	% of Revenue(1)	Three Months Ended August 31, 2015	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)
Revenues:
North America	$711,765	75.8%	$530,857	70.9%	$180,908	34.1%
Europe	169,565	18.0%	168,357	22.5%	1,208	0.7%
Asia-Pacific	58,162	6.2%	49,582	6.6%	8,580	17.3%
Total revenues	$939,492	100.0%	$748,796	100.0%	$190,696	25.5%

Consolidated operating expenses:
Cost of service	$462,626	49.2%	$272,666	36.4%	$189,960	69.7%
Selling, general and administrative	355,760	37.9%	338,358	45.2%	17,402	5.1%
Operating expenses	$818,386	87.1%	$611,024	81.6%	$207,362	33.9%

Operating income (loss):
North America	$105,700		$83,513		$22,187	26.6%
Europe	65,539		72,733		(7,194)	(9.9)%
Asia-Pacific	14,022		12,233		1,789	14.6%
Corporate	(64,155)		(30,707)		(33,448)	108.9%
Operating income	$121,106	12.9%	$137,772	18.4%	$(16,666)	(12.1)%

Operating margin:
North America	14.9%		15.7%		(0.8)%
Europe	38.7%		43.2%		(4.5)%
Asia-Pacific	24.1%		24.7%		(0.6)%
(1)Percentage amounts may not sum to the total due to rounding.

Revenues

For the three months ended August 31, 2016, revenues increased by 25.5% compared to the prior year to $939.5 million, despite the unfavorable effect of currency fluctuations of $14.4 million.

North America Segment. For the three months ended August 31, 2016, revenues from our North America segment increased by $180.9 million, or 34.1%, compared to the prior year to $711.8 million, primarily due to the merger with Heartland.

Europe Segment. For the three months ended August 31, 2016, Europe revenues increased $1.2 million, or 0.7%, compared to the prior year to $169.6 million. The increase was primarily due to revenues associated with a joint venture with Erste Group Bank AG ("Erste Group") in Central and Eastern Europe.

Asia-Pacific Segment. For the three months ended August 31, 2016, Asia-Pacific revenues increased by $8.6 million, or 17.3%, compared to the prior year to $58.2 million, primarily due to revenues associated with recent acquisitions.

Operating Expenses

Cost of Service. Cost of service increased by 69.7% to $462.6 million for the three months ended August 31, 2016 compared to the prior year. As a percentage of revenue, cost of service increased to 49.2% for the three months ended August 31, 2016 from 36.4% for the prior year. The increase in cost of service was driven primarily by an increase in the variable costs associated with our revenue growth, including those related to our merger with Heartland, and by additional intangible asset amortization of $59.7 million associated with recently acquired businesses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 5.1% to $355.8 million for the three months ended August 31, 2016 compared to the prior year. As a percentage of revenues, selling, general and administrative expenses decreased to 37.9% for the three months ended August 31, 2016 from 45.2% for the prior year. The increase in selling, general and administrative expenses was primarily due to additional costs to support the growth of our business, including incremental expenses associated with the integration of Heartland.

Operating Income and Operating Margin for Segments

North America Segment. Operating income in our North America segment increased by 26.6% to $105.7 million for the three months ended August 31, 2016 compared to the prior year. Operating margin decreased 0.8 percentage points for the three months ended August 31, 2016. The increase in operating income was primarily due to revenue growth in our U.S. business offset by expenses associated with the merger with Heartland, including intangible asset amortization.

Europe Segment. Operating income in our Europe segment decreased by 9.9% to $65.5 million for the three months ended August 31, 2016 compared to the prior year, including the effect of unfavorable currency fluctuations of $7.1 million. The operating margin was 38.7% and 43.2% for the three months ended August 31, 2016 and 2015, respectively. The decrease in operating income was primarily driven by the effect of unfavorable currency fluctuations. The decrease in operating margin was primarily associated with the integration of our new joint venture with Erste Group.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 14.6% to $14.0 million for the three months ended August 31, 2016 compared to the prior year. The operating margin was 24.1% and 24.7% for the three months ended August 31, 2016 and 2015, respectively. The increase in operating income was due to revenue growth.

Corporate. Corporate expenses increased by 108.9% to $64.2 million for the three months ended August 31, 2016 compared to the prior year, primarily due to the merger with Heartland and expenses of $30.5 million associated with integration.

Other Income/Expense, Net

Interest and other income increased primarily due to a gain of $41.2 million recorded in connection with the sale of our membership interests in Visa Europe. See "Note 5—Other Assets" in the notes to the accompanying unaudited consolidated financial statements for further discussion of this transaction.

Interest and other expense increased $29.8 million due primarily to an increase in interest expense resulting from an increase in borrowings under our recently expanded credit facilities to fund the merger with Heartland.

Provision for Income Taxes

Our effective income tax rates were 23.3% and 26.0% for the three months ended August 31, 2016 and August 31, 2015, respectively. The decrease in our effective income tax rates for the three months ended August 31, 2016 is primarily due to income generated in international jurisdictions with lower tax rates.

Liquidity and Capital Resources

In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows. Cash flow from operations is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends and to pay down debt and repurchase shares of our common stock. Accumulated cash balances are invested in high-quality, marketable short-term instruments.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. We use debt financing, such as our revolving credit facility and our term loans, for general corporate purposes and to fund acquisitions. In addition, specialized lines of credit are also used in certain of our markets to pre-fund settlement. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise.

At August 31, 2016, we had cash and cash equivalents totaling $977.8 million. Of this amount, we consider $355.2 million to be available cash. Available cash excludes (1) settlement-related cash reserve balances, (2) funds held for collateral for merchant losses ("Merchant Reserves") and (3) funds held for customers. Settlement-related cash reserve balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash reserve balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. At August 31, 2016, our cash and cash equivalents included $433.7 million for settlement-related cash reserve balances. Certain of our funds collected from our merchants serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At August 31, 2016, our cash and cash equivalents included $160.2 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf. At August 31, 2016, cash and cash equivalents included funds held for customers of $201.4 million.

Our available cash balance includes $223.3 million of cash held by foreign subsidiaries whose earnings are considered indefinitely reinvested outside the United States. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant effect on our liquidity.

Operating activities provided net cash of $155.7 million and $513.4 million for the three months ended August 31, 2016 and August 31, 2015, respectively. The decrease in cash flows from operating activities of $357.7 million was primarily due to a decrease in the change in net settlement processing assets of $372.3 million. Fluctuations in settlement processing assets and obligations are largely due to timing of month-end and transaction volume.

Net cash used in investing activities was $38.2 million during the three months ended August 31, 2016 and $258.4 million in the prior year. During the three months ended August 31, 2016 and August 31, 2015, respectively, we invested net cash of $34.6 million and $241.5 million in the aggregate to complete business acquisitions. We made capital expenditures of $41.4 million and $16.9 million during the three months ended August 31, 2016 and August 31, 2015, respectively. During the twelve-month period ending May 31, 2017, we expect capital expenditures to approximate $140 million.

In addition, during the three months ended August 31, 2016, we received cash of €33.5 million ($37.7 million equivalent at June 21, 2016) in connection with the sale of our membership interests in Visa Europe to Visa.

Net cash used in financing activities was $175.1 million and $90.1 million during the three months ended August 31, 2016 and August 31, 2015, respectively. During the three months ended August 31, 2016, net repayments under long-term debt were $46.2 million compared to net borrowings of $194.5 million in the prior year, reflecting the July 2015 refinancing described above.

Net repayments on settlement lines of credit were $47.3 million and $236.0 million during the three months ended August 31, 2016 and August 31, 2015, respectively. Fluctuations in our settlement lines of credit balances are largely due to timing of month-end and settlement transaction volume.

In addition, we used cash of $67.6 million and $34.3 million during the three months ended August 31, 2016 and August 31, 2015, respectively, to repurchase shares of our common stock.

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

February 2016 Refinancing. On February 26, 2016, we entered into an amendment to the 2015 Credit Facility Agreement (as amended, the "2016 Credit Facility Agreement") to, among other things, (i) accelerate our repayment schedule for the Term A Loan, effective as of February 26, 2016, and (ii) provide security for the Term A Loan and the Revolving Credit Facility and modify the applicable financial covenants and interest rate margins. In addition, the 2016 Credit Facility Agreement provided for a new $735 million delayed draw term loan facility (the "Delayed Draw Facility").

We also entered into a new $1.045 billion term B loan ("Term B Loan"). The Delayed Draw Facility and Term B Loan were issued on April 22, 2016 in connection with our merger with Heartland, resulting in total financing of approximately $4.78 billion. The incremental proceeds from the new loans were used, among other things, to repay certain portions of Heartland's existing indebtedness and to finance, in part, the cash consideration and the merger-related costs.

Pursuant to the 2016 Credit Facility Agreement, the Term A Loan must be repaid in equal quarterly installments of $43.8 million commencing in November 2016 and ending in May 2020, with the remaining principal balance due upon maturity in July 2020. The Delayed Draw Facility must be repaid in quarterly installments of $1.7 million, the first installment of which was made in August 2016, increasing to quarterly installments of $8.6 million in August 2018 and ending in May 2020, with the remaining balance due upon maturity in July 2020. The Term B Loan must be repaid in quarterly installments of $2.6 million, the first installment of which was made in September 2016, ending in March 2023, with the remaining principal balance due upon maturity in April 2023.

As of August 31, 2016, the outstanding balance on the Revolving Credit Facility was $992.5 million. The 2016 Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At August 31, 2016 and May 31, 2016, we had outstanding issued standby letters of credit of $21.3 million and $8.5 million, respectively. The total available commitments under the Revolving Credit Facility at August 31, 2016 and May 31, 2016 were $236.2 million and $204.5 million, respectively. The Revolving Credit Facility expires in July 2020.

Settlement Lines of Credit

We have lines of credit with banks in various markets where we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of August 31, 2016 and May 31, 2016, a total of $46.6 million and $42.9 million, respectively, of cash on deposit was used to determine the available credit.

As of August 31, 2016 and May 31, 2016, respectively, we had $332.1 million and $378.4 million outstanding under these lines of credit with additional capacity of $744.3 million as of August 31, 2016 to fund settlement. The weighted-average interest rate on these borrowings was 1.98% and 1.80% at August 31, 2016 and May 31, 2016, respectively.

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

The 2016 Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the three months ended August 31, 2016.

See "Note 6—Long-Term Debt and Credit Facilities" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our borrowing arrangements.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market, or credit risk support other than the guarantee services described in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended May 31, 2016.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended May 31, 2016. During the three months ended August 31, 2016, we did not adopt any new critical accounting policies, did not change any critical accounting policies and did not change the application of any critical accounting policies from the year ended May 31, 2016.

Effect of New Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. See "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying unaudited consolidated financial statements for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Forward-Looking Statements

Investors are cautioned that some of the statements we use in this report contain forward-looking statements and are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties and depend upon future events or conditions. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Such statements may include, but are not limited to, statements about the benefits of our merger with Heartland, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions and other statements that are not historical facts. Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We undertake no obligation to revise any of these statements to reflect future circumstances or the occurrence of unanticipated events.

Important factors that may cause actual events or results to differ materially from those anticipated by our forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors; our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; changes in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations, including without limitation difficulties and delays in integrating the Heartland Payment Systems, Inc. business or fully realizing cost savings and other benefits of the acquisition at all or within the expected time period; loss of key personnel; and other risk factors presented in Item 1A - Risk Factors of our Annual Report on Form 10‑K for the year ended May 31, 2016.

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

We have term loans and a corporate credit facility that we use for general corporate purposes, as well as various lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and settlement lines of credit are based on market rates and fluctuate accordingly. As of August 31, 2016, there was $4.9 billion outstanding under these variable-rate debt arrangements and settlement lines of credit.

The interest earned on our cash investments and the interest paid on our debt are based on variable interest rates; therefore, the exposure of our net income to a change in interest rates is partially mitigated as an increase in rates would increase both interest income and interest expense, and a reduction in rates would decrease both interest income and interest expense. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have interest rate swaps that reduce a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in "Note 6 - Long-Term Debt and Credit Facilities" in the notes to the accompanying unaudited consolidated financial statements.

Based on balances outstanding under variable-rate debt agreements and cash investment balances at August 31, 2016, a hypothetical increase of 100 basis points in applicable interest rates as of August 31, 2016 would increase our annual interest expense by approximately $41.0 million and increase our annual interest income by approximately $3.3 million.

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of August 31, 2016, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In April 2016, we completed the merger with Heartland, which is being integrated into our North America segment. As part of our ongoing integration activities, we are continuing to apply our controls and procedures to the Heartland business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude. Otherwise, there were no changes in our internal control over financial reporting during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for our fiscal year ended May 31, 2016.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended August 31, 2016 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
June 2016(4)	709,756	$70.44	709,756
July 2016	105,679	$71.78	105,679
August 2016	272,716	$73.51	272,716
Total	1,088,151		1,088,151	$199,300,000

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

(2)	Through open market repurchase plans, we repurchased and retired 960,716 shares of our common stock at a cost of $67.6 million, or an average cost of $70.39 per share, including commissions.

(3)
The approximate dollar value of shares that may yet be purchased under our share repurchase program, as of August 31, 2016, was comprised of $199.3 million remaining available under the board’s authorization announced on July 28, 2015. The authorizations by the board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of the board’s authorizations or otherwise to complete any repurchases by any specific time or at all.

(4)
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

10.4*	Form of Performance Unit Award Agreement pursuant to the 2011 Incentive Plan for Executive Officers (Synergy Incentive Program).
10.5*	Third Amended and Restated Non-Employee Director Compensation Plan.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended August 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

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

Global Payments Inc.
(Registrant)

Date: October 5, 2016	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)