Form 10-Q
period 2016-11-30
GLOBAL PAYMENTS INC
filed 2017-01-09
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of January 4, 2017 was 152,263,156.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended November 30, 2016

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	November 30, 2016	November 30, 2015

Revenues	$941,821	$722,350
Operating expenses:
Cost of service	468,383	270,565
Selling, general and administrative	368,171	328,620
	836,554	599,185
Operating income	105,267	123,165

Interest and other income	1,353	1,292
Interest and other expense	(52,448)	(14,126)
	(51,095)	(12,834)
Income before income taxes	54,172	110,331
Provision for income taxes	(1,557)	(27,253)
Net income	52,615	83,078
Less: Net income attributable to noncontrolling interests, net of income tax	(3,163)	(4,307)
Net income attributable to Global Payments	$49,452	$78,771

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.32	$0.61
Diluted earnings per share	$0.32	$0.60
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	November 30, 2016	November 30, 2015

Revenues	$1,881,313	$1,471,146
Operating expenses:
Cost of service	931,009	543,231
Selling, general and administrative	723,931	666,978
	1,654,940	1,210,209
Operating income	226,373	260,937

Interest and other income	43,826	2,434
Interest and other expense	(95,524)	(27,369)
	(51,698)	(24,935)
Income before income taxes	174,675	236,002
Provision for income taxes	(29,601)	(59,876)
Net income	145,074	176,126
Less: Net income attributable to noncontrolling interests, net of income tax	(10,529)	(10,708)
Net income attributable to Global Payments	$134,545	$165,418

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.88	$1.27
Diluted earnings per share	$0.87	$1.27
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended
	November 30, 2016	November 30, 2015

Net income	$52,615	$83,078
Other comprehensive income (loss):
Foreign currency translation adjustments	(58,008)	(35,582)
Income tax provision related to foreign currency translation adjustments	—	(2,256)
Unrealized gains (losses) on hedging activities	7,089	(3,968)
Reclassification of losses on hedging activities to interest expense	1,768	2,467
Income tax (expense) benefit related to hedging activities	(3,328)	562
Other	(246)	—
Other comprehensive loss, net of tax	(52,725)	(38,777)

Comprehensive income	(110)	44,301
Comprehensive loss attributable to noncontrolling interests	5,356	1,965
Comprehensive income attributable to Global Payments	$5,246	$46,266

	Six Months Ended
	November 30, 2016	November 30, 2015

Net income	$145,074	$176,126
Other comprehensive income (loss):
Foreign currency translation adjustments	(76,789)	(72,599)
Income tax benefit related to foreign currency translation adjustments	—	8,844
Unrealized gains (losses) on hedging activities	3,884	(4,000)
Reclassification of losses on hedging activities to interest expense	3,665	4,201
Income tax expense related to hedging activities	(2,810)	(60)
Other	(139)	—
Other comprehensive loss, net of tax	(72,189)	(63,614)

Comprehensive income	72,885	112,512
Comprehensive income attributable to noncontrolling interests	(2,007)	(6,336)
Comprehensive income attributable to Global Payments	$70,878	$106,176
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	November 30, 2016	May 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$995,816	$1,044,728
Accounts receivable, net of allowances for doubtful accounts of $294 and $353, respectively	266,245	281,612
Claims receivable, net of allowances for doubtful accounts of $4,771 and $4,868, respectively	8,772	6,799
Settlement processing assets	1,117,666	1,336,326
Prepaid expenses and other current assets	186,464	181,848
Total current assets	2,574,963	2,851,313
Goodwill	4,823,756	4,829,405
Other intangible assets, net	2,115,842	2,264,708
Property and equipment, net	520,714	493,678
Deferred income taxes	20,419	22,719
Other	57,420	48,129
Total assets	$10,113,114	$10,509,952
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$467,293	$378,436
Current portion of long-term debt	177,759	135,542
Accounts payable and accrued liabilities	681,356	696,414
Settlement processing obligations	883,447	1,220,315
Total current liabilities	2,209,855	2,430,707
Long-term debt	4,316,391	4,379,744
Deferred income taxes	695,258	744,862
Other noncurrent liabilities	89,773	77,235
Total liabilities	7,311,277	7,632,548
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 152,267,428 issued and outstanding at November 30, 2016 and 154,421,585 issued and outstanding at May 31, 2016	—	—
Paid-in capital	1,818,487	1,976,715
Retained earnings	1,146,844	1,015,811
Accumulated other comprehensive loss	(309,717)	(246,050)
Total Global Payments shareholders’ equity	2,655,614	2,746,476
Noncontrolling interests	146,223	130,928
Total equity	2,801,837	2,877,404
Total liabilities and equity	$10,113,114	$10,509,952
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	November 30, 2016	November 30, 2015
Cash flows from operating activities:
Net income	$145,074	$176,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	45,681	35,697
Amortization of acquired intangibles	166,188	41,809
Share-based compensation expense	16,366	13,472
Provision for operating losses and bad debts	19,024	11,257
Amortization of capitalized customer acquisition costs	12,291	—
Deferred income taxes	(52,710)	2,900
Gain on sale of investments	(41,150)	—
Other, net	18,784	2,198
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	9,693	(4,271)
Claims receivable	(14,067)	(18,723)
Settlement processing assets and obligations, net	(113,359)	208,446
Prepaid expenses and other assets	(5,846)	(14,097)
Accounts payable and other liabilities	(12,426)	(744)
Net cash provided by operating activities	193,543	454,070
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(35,260)	(241,934)
Capital expenditures	(83,268)	(36,246)
Proceeds from sale of investments	37,717	—
Net cash used in investing activities	(80,811)	(278,180)
Cash flows from financing activities:
Net borrowings on settlement lines of credit	94,757	101,464
Proceeds from issuance of long-term debt	1,289,000	3,030,175
Principal payments of long-term debt	(1,314,799)	(2,852,175)
Payment of debt issuance costs	(9,279)	(4,934)
Repurchase of common stock	(172,405)	(71,748)
Proceeds from stock issued under share-based compensation plans	4,882	6,317
Common stock repurchased - share-based compensation plans	(20,390)	(11,579)
Tax benefit from share-based compensation plans	13,017	6,521
Purchase of subsidiary shares from noncontrolling interest	—	(7,550)
Distributions to noncontrolling interests	(12,365)	(8,158)
Dividends paid	(3,069)	(2,602)
Net cash (used in) provided by financing activities	(130,651)	185,731
Effect of exchange rate changes on cash	(30,993)	(23,903)
(Decrease) increase in cash and cash equivalents	(48,912)	337,718
Cash and cash equivalents, beginning of the period	1,044,728	650,739
Cash and cash equivalents, end of the period	$995,816	$988,457
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2016	154,422	$1,976,715	$1,015,811	$(246,050)	$2,746,476	$130,928	$2,877,404
Net income			134,545		134,545	10,529	145,074
Other comprehensive loss, net of tax				(63,667)	(63,667)	(8,522)	(72,189)
Stock issued under share-based compensation plans	671	4,882			4,882		4,882
Common stock repurchased - share-based compensation plans	(267)	(20,531)			(20,531)		(20,531)
Tax benefit from employee share-based compensation		13,017			13,017		13,017
Share-based compensation expense		16,366			16,366		16,366
Contribution of subsidiary shares to noncontrolling interest related to a business combination					—	25,653	25,653
Distributions to noncontrolling interest					—	(12,365)	(12,365)
Repurchase of common stock	(2,559)	(171,962)	(443)		(172,405)		(172,405)
Dividends paid ($0.02 per share)			(3,069)		(3,069)		(3,069)
Balance at November 30, 2016	152,267	$1,818,487	$1,146,844	$(309,717)	$2,655,614	$146,223	$2,801,837

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2015	130,558	$148,742	$795,226	$(185,992)	$757,976	$105,577	$863,553
Net income			165,418		165,418	10,708	176,126
Other comprehensive loss, net of tax				(59,242)	(59,242)	(4,372)	(63,614)
Stock issued under employee stock plans	644	6,317			6,317		6,317
Common stock repurchased - share-based compensation plans	(195)	(11,997)			(11,997)		(11,997)
Tax benefit from employee share-based compensation		6,521			6,521		6,521
Share-based compensation expense		13,472			13,472		13,472
Purchase of subsidiary shares from noncontrolling interest		(11)			(11)	(7,539)	(7,550)
Contribution of subsidiary shares to noncontrolling interest related to a business combination		4,673			4,673	24,727	29,400
Distributions to noncontrolling interest					—	(8,158)	(8,158)
Repurchase of common stock	(1,645)	(35,316)	(40,053)		(75,369)		(75,369)
Dividends paid ($0.02 per share)			(2,602)		(2,602)		(2,602)
Balance at November 30, 2015	129,362	$132,401	$917,989	$(245,234)	$805,156	$120,943	$926,099

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

On July 27, 2016, the Board of Directors authorized a change in our fiscal year-end from May 31 to December 31. As a result of the change, we will file a Transition Report on Form 10-K for the seven-month transition period ended December 31, 2016.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Accounting Standard Codification ("ASC") 606 - New Revenue Standard

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or modified retrospective transition method. The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued additional interpretive guidance, including new accounting standards updates, that clarify certain points of the standard and modifies certain requirements.

We have performed a review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We are reviewing customer contracts and are in the process of applying the five-step model of the new standard to each contact category we have identified and will compare the results to our current accounting practices. We plan to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018. We will likely apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, we would not restate the prior financial statements presented, therefore the new standard requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

The new standard could change the amount and timing of revenue and costs under certain arrangement types and could increase the administrative burden on our operations to properly account for customer contracts and provide the more expansive required disclosures. We have not yet determined what effect, if any, the new guidance will have on our consolidated financial statements and/or related disclosures.

Other Accounting Standards Updates

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The amendments in this update state that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property and equipment, when the transfer occurs. The amendments in this update will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those periods. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are evaluating the effect of ASU 2016-16 on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The amendments in this update will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects the excess deficiencies or shortfalls of awards in the statement of income when the awards vest or are settled. This update also changes the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and permits entities to elect to recognize forfeitures based on actuals or estimates. Finally, the update eliminates the hypothetical additional paid-in capital pool, permits stock option deductions even if not realized in the current year on a return, requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity and potentially has a dilutive effect on earnings per share ("EPS") to the extent that excess tax benefits have historically been included in the calculation of diluted EPS. We will adopt the various amendments in ASU 2016-09 in our consolidated financial statements for the quarterly period ending March 31, 2017 with an effective date of January 1, 2017. As required, we will use the modified retrospective transition method for amendments related to the timing of when excess tax benefits are recognized by means of a cumulative-effect adjustment to shareholders' equity as of January 1, 2017. In addition, the excess tax benefits from our share-based compensation plans are currently presented as a financing activity in our consolidated statement of cash flows and will be presented as an operating activity using a retrospective transition method. We do not expect the adoption of these amendments will have a material effect on our consolidated financial statements.

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

This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The initial accounting for these acquisitions was not complete as of November 30, 2016. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as we obtain additional information. See Note 4 - Goodwill and Other Intangible Assets for measurement-period adjustments by segment during the six months ended November 30, 2016. Additional time is needed to refine and review the results of the valuation of assets and liabilities and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes. Also, we are still in the process of assigning goodwill to our reporting units.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows (in thousands):

Cash and cash equivalents	$304,747
Accounts receivable	68,585
Prepaid expenses and other assets	106,442
Identified intangible assets	1,639,040
Property and equipment	106,525
Debt	(437,933)
Accounts payable and accrued liabilities	(454,225)
Settlement processing obligations	(20,978)
Deferred income taxes	(553,454)
Other liabilities	(58,542)
Total identifiable net assets	700,207
Goodwill	3,222,613
Total purchase consideration	$3,922,820

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

NOTE 3—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of November 30, 2016 and May 31, 2016, settlement processing assets and obligations consisted of the following:

	November 30, 2016	May 31, 2016

	(in thousands)
Settlement processing assets:
Interchange reimbursement	$260,227	$150,644
Liability to Members	(120,422)	(14,997)
Receivable from networks	1,003,108	1,203,308
Exception items	5,420	3,003
Merchant Reserves	(30,667)	(5,632)
	$1,117,666	$1,336,326

Settlement processing obligations:
Interchange reimbursement	$66,519	$193,989
Liability to Members	(33,566)	(261,945)
Liability to merchants	(771,239)	(1,005,009)
Exception items	8,742	5,827
Merchant Reserves	(150,260)	(149,667)
Reserves for operating losses and sales allowances	(3,643)	(3,510)
	$(883,447)	$(1,220,315)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of November 30, 2016 and May 31, 2016, goodwill and other intangible assets consisted of the following:

	November 30, 2016	May 31, 2016

	(in thousands)

Goodwill	$4,823,756	$4,829,405
Other intangible assets:
Customer-related intangible assets	$1,867,753	$1,864,709
Acquired technologies	548,007	549,293
Trademarks and trade names	188,360	188,763
Contract-based intangible assets	158,103	159,890
	2,762,223	2,762,655
Less accumulated amortization:
Customer-related intangible assets	476,322	414,979
Acquired technologies	79,263	26,403
Trademarks and trade names	21,835	7,830
Contract-based intangible assets	68,961	48,735
	646,381	497,947
	$2,115,842	$2,264,708

The following table sets forth the changes in the carrying amount of goodwill for the six months ended November 30, 2016:

	North America	Europe	Asia-Pacific	Total

	(in thousands)

Balance at May 31, 2016	$4,086,430	$471,773	$271,202	$4,829,405
Goodwill acquired	—	28,820	—	28,820
Effect of foreign currency translation	(1,925)	(41,863)	2,924	(40,864)
Measurement-period adjustments	6,395	—	—	6,395
Balance at November 30, 2016	$4,090,900	$458,730	$274,126	$4,823,756

There was no accumulated impairment loss as of November 30, 2016 or May 31, 2016.

NOTE 5—OTHER ASSETS

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("Visa Europe"). On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe, including ours, upon which we recorded a gain of $41.2 million included in interest and other income in our consolidated statement of income for the six months ended November 30, 2016. We received up-front consideration comprised of €33.5 million ($37.7 million equivalent at June 21, 2016) in cash and Series B and C convertible preferred shares whose initial conversion rate equates to Visa common shares valued at $22.9 million as of June 21, 2016. However, the preferred shares, which we account for using the cost method, have been assigned a value of zero as of June 21, 2016, based on transfer restrictions, Visa's ability to adjust the conversion rate, and the estimation uncertainty associated with those factors. The fair value was determined using inputs classified as Level 3 within the fair value hierarchy due to the absence of quoted market prices, lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. The preferred shares will convert into Visa common shares at periodic intervals over a 12-year period. Based on the outcome of potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares ultimately received could be as low as zero, and approximately €25.6 million ($28.8 million equivalent at June 21, 2016) of the up-front cash consideration could be refundable. On the third anniversary of the closing of the acquisition by Visa, we will also receive €3.1 million ($3.5 million at June 21, 2016) of deferred consideration (plus compounded interest at a rate of 4.0% per annum).

NOTE 6—LONG-TERM DEBT AND CREDIT FACILITIES

As of November 30, 2016 and May 31, 2016, long-term debt consisted of the following:

	November 30, 2016	May 31, 2016

	(in thousands)
Term loans (face amounts of $3,730,213 and $3,530,000 at November 30, 2016 and May 31, 2016, respectively, less unamortized debt issuance costs of $47,102 and $51,770 at November 30, 2016 and May 31, 2016, respectively)	$3,683,111	$3,478,230
Revolving credit facility	811,000	1,037,000
Capital lease obligations	39	56
Total long-term debt	4,494,150	4,515,286
Less current portion of long-term debt (face amounts of $187,274 and $145,938 at November 30, 2016 and May 31, 2016, respectively, less unamortized debt issuance costs of $9,551 and $10,442 at November 30, 2016 and May 31, 2016, respectively) and current portion of capital lease obligations of $36 and $46 at November 30, 2016 and May 31, 2016, respectively	177,759	135,542
Long-term debt, excluding current portion	$4,316,391	$4,379,744

Maturity requirements on long-term debt as of November 30, 2016 are as follows (in thousands):

Fiscal years ending May 31,
2017	$93,637
2018	187,274
2019	214,674
2020	214,674
2021	214,674
2022	3,103,724
2023 and thereafter	512,556
Total	$4,541,213

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

February 2016 Refinancing

On February 26, 2016, we entered into an amendment to the 2015 Credit Facility Agreements (as amended, the "2016 Credit Facility Agreement") to, among other things, (i) accelerate our repayment schedule for the Term A Loan, effective as of February 26, 2016, and (ii) provide security for the Term A Loan and the Revolving Credit Facility and modify the applicable financial covenants and interest rate margins. In addition, the 2016 Credit Facility Agreement provided for a $735 million delayed draw term loan facility (the "Delayed Draw Facility").

We also entered into a $1.045 billion term B loan ("Term B Loan"). The Delayed Draw Facility and Term B Loan were issued on April 22, 2016 in connection with our merger with Heartland, resulting in total financing of approximately $4.78 billion. The incremental proceeds from the new loans were used, among other things, to repay certain portions of Heartland's existing indebtedness and to finance, in part, the cash consideration and the merger-related costs. Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the 2016 Credit Facility Agreement.

October 2016 Refinancing

On October 31, 2016, we entered into the Second Amendment to the 2016 Credit Facility Agreement (the "October 2016 Refinancing"), which (i) increased our borrowing capacity under the Delayed Draw Facility (which we now refer to as "Term A-2 Loan") by $750 million to $1.48 billion, (ii) decreased our outstanding borrowings under the Term B Loan by $500 million to $542 million, (iii) extended the maturity dates for the Term A Loan, the Term A-2 Loan and the Revolving Credit Facility and (iv) decreased the interest rate margin on our term loans and Revolving Credit Facility. The October 2016 Refinancing increased the total financing capacity available under the 2016 Credit Facility Agreement from $4.78 billion to $5.03 billion; although, the aggregate outstanding debt did not change as we repaid $250 million outstanding under the Revolving Credit Facility in connection with the October 2016 Refinancing.

The 2016 Credit Facility Agreement provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of November 30, 2016, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B Loan were 2.86%, 2.71% and 3.11%, respectively.

The Term A Loan must be repaid in equal quarterly installments of $43.8 million through August 2021, with the remaining principal balance due upon maturity in October 2021. The Term A-2 Loan must be repaid in quarterly installments of $1.7 million, the first installment of which was made in August 2016, increasing to quarterly installments of $8.6 million in August 2018 and ending in August 2021, with the remaining balance due upon maturity in October 2021. The Term B Loan must be repaid in quarterly installments of $1.4 million, the first installment commencing in December 2016, ending in March 2023, with the remaining principal balance due upon maturity in April 2023.

As of November 30, 2016, the outstanding balance on the Revolving Credit Facility was $811.0 million. The 2016 Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At November 30, 2016 and May 31, 2016, we had outstanding standby letters of credit of $20.5 million and $8.5 million, respectively. The total available commitments under the Revolving Credit Facility at November 30, 2016 and May 31, 2016 were $418.5 million and $204.5 million, respectively. As of November 30, 2016, the interest rate on the Revolving Credit Facility was 2.71%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in October 2021.

We incurred fees and expenses associated with the July 2015 refinancing, the February 2016 refinancing and October 2016 refinancing of $74.5 million, in the aggregate. The portion of the debt issuance costs related to the Revolving Credit Facility is included in other noncurrent assets, and the portion of the debt issuance costs related to the Term A Loan, the Term B Loan and the Delayed Draw Facility is reported as a reduction to the carrying amount of the debt. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

We have lines of credit with banks in various markets where we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of November 30, 2016 and May 31, 2016, a total of $49.6 million and $42.9 million, respectively, of cash on deposit was used to determine the available credit.

As of November 30, 2016 and May 31, 2016, respectively, we had $467.3 million and $378.4 million outstanding under these lines of credit with additional capacity of $776.6 million as of November 30, 2016 to fund settlement. The weighted-average interest rate on these borrowings was 2.05% and 1.80% at November 30, 2016 and May 31, 2016, respectively.

During the three months ended November 30, 2016, the maximum and average outstanding balances under these lines of credit were $691.7 million and $402.4 million, respectively.

Compliance with Covenants

The 2016 Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios. Financial covenants require a leverage ratio no greater than (i) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from September 1, 2016 through February 28, 2017, (ii) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from March 1, 2017 through August 31, 2017, (iii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from September 1, 2017 to February 28, 2018 and (iv) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00. The 2016 Credit Facility Agreement and settlement lines of credit also include various other covenants that are customary in such borrowings. The 2016 Credit Facility Agreement includes covenants, subject in each case to exceptions and qualifications, that may restrict certain payments, including in certain circumstances, the payment of cash dividends in excess of our current rate of $0.01 per share per quarter.

The 2016 Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the six months ended November 30, 2016.

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

Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as portfolio cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income, except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the three and six months ended November 30, 2016, there was no ineffectiveness. The fair values of the interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included within the consolidated balance sheets:

		November 30, 2016	May 31, 2016

		(in thousands)

Interest rate swaps ($250 million notional)	Other assets	$827	$—
Interest rate swaps ($500 million notional)	Accounts payable and accrued liabilities	$4,054	$10,775

The table below presents the effects of our interest rate swaps on the consolidated statements of income and other comprehensive loss for the three and six months ended November 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

	(in thousands)

Amount of gain (loss) recognized in other comprehensive loss	$7,089	$(3,968)	$3,884	$(4,000)
Amount of loss recognized in interest expense	$1,768	$2,467	$3,665	$4,201

At November 30, 2016, the amount in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $4.4 million.

Interest Expense

Interest expense was $50.8 million and $13.4 million for the three months ended November 30, 2016 and 2015, respectively, and $95.3 million and $26.8 million for the six months ended November 30, 2016 and 2015, respectively.

NOTE 7—INCOME TAX

Our effective income tax rates were 2.9% and 24.7% for the three months ended November 30, 2016 and November 30, 2015, respectively. Our effective income tax rates were 16.9% and 25.4% for the six months ended November 30, 2016 and November 30, 2015, respectively. Our effective income tax rates differ from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates. We also changed our estimate of the mix of earnings by jurisdiction in determining our annual estimated effective tax rate and our estimate of certain U.S. inclusion items during the three months ended November 30, 2016.

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

NOTE 8—SHAREHOLDERS’ EQUITY

From time-to-time, we make repurchases of our common stock mainly through the use of open market purchases and accelerated share repurchase programs ("ASR's"). As of November 30, 2016, we were authorized to repurchase up to $94.5 million of our common stock.

During the six months ended November 30, 2016, 127,435 shares were delivered to us in connection with the completion of an ASR initiated on April 25, 2016. In addition, through open market repurchase plans, we repurchased and retired 1,470,643 and 2,431,359 shares of our common stock at a cost of $104.8 million and $172.4 million, or an average cost of $71.24 and $70.91 per share, including commissions, during the three and six months ended November 30, 2016, respectively.

During the six months ended November 30, 2015, 324,742 shares were delivered to us in connection with the completion of an ASR initiated on April 10, 2015. In addition, through open market repurchase plans, we repurchased and retired 625,573 and 1,320,563 shares of our common stock at a cost of $37.5 million and $75.4 million, or an average cost of $59.87 and $57.07 per share, including commissions, during the three and six months ended November 30, 2015, respectively.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

	(in thousands)

Share-based compensation expense	$8,747	$7,005	$16,366	$13,472
Income tax benefit	$2,206	$2,279	$5,778	$4,637

Share-Based Awards

The following table summarizes the changes in unvested share-based awards for the six months ended November 30, 2016:

	Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)

Unvested at May 31, 2016	1,606	$37.25
Granted	436	74.29
Vested	(730)	31.38
Forfeited	(39)	44.87
Unvested at November 30, 2016	1,273	$49.46

The total fair value of share-based awards vested during the six months ended November 30, 2016 and November 30, 2015 was $22.9 million and $17.6 million, respectively.

For these share-based awards, we recognized compensation expense of $8.1 million and $6.4 million during the three months ended November 30, 2016 and November 30, 2015, respectively, and $15.0 million and $12.6 million during the six months ended November 30, 2016 and November 30, 2015, respectively. As of November 30, 2016, there was $49.1 million of unrecognized compensation expense related to unvested share-based awards that we expect to recognize over a weighted-average period of 2.08 years. Our share-based award plans provide for accelerated vesting under certain conditions.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value of our common stock on the date of grant and have a term of ten years. Stock options granted before fiscal 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during fiscal 2015 and thereafter vest in equal installments on each of the first three anniversaries of the grant date. During each of the six months ended November 30, 2016 and November 30, 2015, we granted 0.1 million stock options. Our stock option plans provide for accelerated vesting under certain conditions.

The following summarizes changes in unvested stock option activity for the six months ended November 30, 2016:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31, 2016	811	$31.81	5.8	$36.8
Granted	73	74.66
Forfeited	(1)	22.93
Exercised	(124)	22.26
Outstanding at November 30, 2016	759	$37.51	6.1	$25.0

Options vested and exercisable at November 30, 2016	502	$28.88	4.8	$20.6

We recognized compensation expense for stock options of $0.5 million and $0.4 million during the three months ended November 30, 2016 and November 30, 2015, respectively, and $0.9 million and $0.6 million during the six months ended November 30, 2016 and November 30, 2015, respectively. The aggregate intrinsic value of stock options exercised during the six months ended November 30, 2016 and November 30, 2015 was $6.5 million and $4.8 million, respectively. As of November 30,

2016, we had $1.8 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.9 years.

The weighted-average grant-date fair value of each stock option granted during the six months ended November 30, 2016 and November 30, 2015 was $21.87 and $15.60, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended
	November 30, 2016	November 30, 2015
Risk-free interest rate	1.05%	1.62%
Expected volatility	31.58%	28.65%
Dividend yield	0.06%	0.10%
Expected term (years)	5	5

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

Diluted earnings per share is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on earnings per share. There were less than 0.1 million stock options that would have an antidilutive effect on the computation of diluted earnings per share for the three and six months ended November 30, 2016 and for the six months ended November 30, 2015. There were no such antidilutive stock options for the three months ended November 30, 2015.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and six months ended November 30, 2016 and November 30, 2015:

	Three Months Ended		Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

	(in thousands)

Basic weighted-average number of shares outstanding	153,173	129,505	153,539	129,919
Plus: Dilutive effect of stock options and other share-based awards	818	848	896	833
Diluted weighted-average number of shares outstanding	153,991	130,353	154,435	130,752

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss were as follows for the three and six months ended November 30, 2016 and November 30, 2015:

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at August 31, 2015	$(206,124)	$(2,794)	$(3,809)	$(212,727)
Other comprehensive loss	(31,568)	(939)	—	(32,507)
Balance at November 30, 2015	$(237,692)	$(3,733)	$(3,809)	$(245,234)

Balance at August 31, 2016	$(253,417)	$(7,545)	$(4,549)	$(265,511)
Other comprehensive income (loss)	(49,488)	5,529	(247)	(44,206)
Balance at November 30, 2016	$(302,905)	$(2,016)	$(4,796)	$(309,717)

Other comprehensive loss attributable to noncontrolling interest, which relates only to foreign currency translation, was approximately $8.5 million and $6.3 million for the three months ended November 30, 2016 and November 30, 2015, respectively.

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at May 31, 2015	$(178,309)	$(3,874)	$(3,809)	$(185,992)
Other comprehensive income (loss)	(59,383)	141	—	(59,242)
Balance at November 30, 2015	$(237,692)	$(3,733)	$(3,809)	$(245,234)

Balance at May 31, 2016	$(234,638)	$(6,755)	$(4,657)	$(246,050)
Other comprehensive income (loss)	(68,267)	4,739	(139)	(63,667)
Balance at November 30, 2016	$(302,905)	$(2,016)	$(4,796)	$(309,717)

Other comprehensive loss attributable to noncontrolling interest, which relates only to foreign currency translation, was approximately $8.5 million and $4.4 million for the six months ended November 30, 2016 and November 30, 2015, respectively.

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

Information on segments and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and six months ended November 30, 2016 and November 30, 2015:

	Three Months Ended		Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

	(in thousands)
Revenues(1):
North America	$701,300	$511,335	$1,413,064	$1,042,192
Europe	174,904	158,016	344,469	326,373
Asia-Pacific	65,617	52,999	123,780	102,581
Consolidated revenues	$941,821	$722,350	$1,881,313	$1,471,146

Operating income (loss)(1):
North America	$105,746	$79,121	$211,446	$162,635
Europe	60,875	62,012	126,414	134,745
Asia-Pacific	16,658	11,857	30,680	24,089
Corporate(2)	(78,012)	(29,825)	(142,167)	(60,532)
Consolidated operating income	$105,267	$123,165	$226,373	$260,937

Depreciation and amortization(1):
North America	$90,964	$24,222	$177,880	$47,965
Europe	12,188	9,921	22,601	20,265
Asia-Pacific	4,476	3,358	8,902	6,415
Corporate	1,054	1,248	2,486	2,861
Consolidated depreciation and amortization	$108,682	$38,749	$211,869	$77,506

(1) Revenues, operating income and depreciation and amortization reflect the effect of acquired businesses from the respective dates of acquisition. Notably, on April 22, 2016, we merged with Heartland as further discussed in "Note 2 - Acquisitions."

(2) During the three and six months ended November 30, 2016, operating loss for Corporate included expenses of $36.6 million and $67.2 million incurred in connection with the integration of Heartland. These expenses are included in selling, general and administrative expenses in the consolidated statements of income.

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

Highlights related to our financial condition and results of operations for the three and six months ended November 30, 2016 are provided below:

•
Consolidated revenues increased by 30.4% and 27.9% to $941.8 million and $1.9 billion, respectively, in the three and six months ended November 30, 2016 compared to $722.4 million and $1.5 billion for the prior-year periods primarily due to the inclusion of Heartland, partially offset by the unfavorable effect of currency fluctuations in foreign markets of $16.0 million and $30.4 million, respectively.

•
Consolidated operating income was $105.3 million and $226.4 million, respectively, for the three and six months ended November 30, 2016 compared to $123.2 million and $260.9 million, respectively, for the prior-year periods. Our operating margin for the three and six months ended November 30, 2016 was 11.2% and 12.0%, respectively, compared to 17.1% and 17.7%, respectively, for the prior-year periods. The contribution of the revenue growth in local currency was more than offset by an increase in depreciation and amortization expense of $69.9 million and $134.4 million, respectively, and Heartland integration expenses of $36.6 million and $67.2 million, respectively, for the three and six months ended November 30, 2016.

•
On October 31, 2016, we amended our 2016 Credit Facility Agreement, which among other things reduced the interest rate spread on our term loans and revolving credit facility. We expect this refinancing to yield $10 million to $12 million of annual interest expense savings, net of additional anticipated expense associated with future interest rate hedging activities.

•
On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe Limited ("Visa Europe"), including ours, and we recorded a gain on the sale of those investments of $41.2 million.

•
Net income attributable to Global Payments was $49.5 million and $134.5 million, respectively, for the three and six months ended November 30, 2016 compared to $78.8 million and $165.4 million, respectively, in the prior-year periods. Diluted earnings per share was $0.32 and $0.87, respectively, for the three and six months ended November 30, 2016 compared to $0.60 and $1.27, respectively, in the prior-year periods.

Emerging Trends

The payments industry continues to grow worldwide and as a result, certain large payment technology companies, including us, have expanded operations globally by pursuing acquisitions and creating alliances and joint ventures. We expect to continue to expand to new markets internationally or increase our scale and improve our competitiveness in existing markets by pursuing further acquisitions and joint ventures in the future.

We believe that electronic payment transactions will continue to grow and that an increasing percentage of these will be facilitated through emerging technologies.  As a result, we expect an increasing portion of our future capital investment will be allocated to support the development of new and emerging technologies; however, we do not expect our aggregate capital spending to increase materially from our current level of spending as a result of this.

We also believe new markets will continue to develop in areas that have been previously dominated by paper-based transactions. We expect industries such as education, government and healthcare, as well as payment types such as recurring payments and business-to-business payments, to continue to see transactions migrate to electronic-based solutions.  We anticipate that the continued development of new services and the emergence of new vertical markets will be a factor in the growth of our business and our revenue in the future.

Results of Operations

The following table sets forth key selected financial data for the three months ended November 30, 2016 and November 30, 2015, this data as a percentage of total revenues, and the changes between the periods in dollars and as a percentage of the prior year amount.

	Three Months Ended November 30, 2016	% of Revenue(1)	Three Months Ended November 30, 2015	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)
Revenues(2):
North America	$701,300	74.5%	$511,335	70.8%	$189,965	37.2%
Europe	174,904	18.6%	158,016	21.9%	16,888	10.7%
Asia-Pacific	65,617	7.0%	52,999	7.3%	12,618	23.8%
Total revenues	$941,821	100.0%	$722,350	100.0%	$219,471	30.4%

Consolidated operating expenses(2):
Cost of service	$468,383	49.7%	$270,565	37.5%	$197,818	73.1%
Selling, general and administrative	368,171	39.1%	328,620	45.5%	39,551	12.0%
Operating expenses	$836,554	88.8%	$599,185	82.9%	$237,369	39.6%

Operating income (loss)(2):
North America	$105,746		$79,121		$26,625	33.7%
Europe	60,875		62,012		(1,137)	(1.8)%
Asia-Pacific	16,658		11,857		4,801	40.5%
Corporate	(78,012)		(29,825)		(48,187)	161.6%
Operating income	$105,267	11.2%	$123,165	17.1%	$(17,898)	(14.5)%

Operating margin(2):
North America	15.1%		15.5%		(0.4)%
Europe	34.8%		39.2%		(4.4)%
Asia-Pacific	25.4%		22.4%		3.0%
(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effect of acquired businesses from the respective dates of acquisition. Notably, on April 22, 2016, we merged with Heartland as further discussed in "Note 2 - Acquisitions" in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the six months ended November 30, 2016 and November 30, 2015, this data as a percentage of total revenues, and the changes between the periods in dollars and as a percentage of the prior year amount.

	Six Months Ended November 30, 2016	% of Revenue(1)	Six Months Ended November 30, 2015	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)
Revenues(2):
North America	$1,413,064	75.1%	$1,042,192	70.8%	$370,872	35.6%
Europe	344,469	18.3%	326,373	22.2%	18,096	5.5%
Asia-Pacific	123,780	6.6%	102,581	7.0%	21,199	20.7%
Total revenues	$1,881,313	100.0%	$1,471,146	100.0%	$410,167	27.9%

Consolidated operating expenses(2):
Cost of service	$931,009	49.5%	$543,231	36.9%	$387,778	71.4%
Selling, general and administrative	723,931	38.5%	666,978	45.3%	56,953	8.5%
Operating expenses	$1,654,940	88.0%	$1,210,209	82.3%	$444,731	36.7%

Operating income (loss)(2):
North America	$211,446		$162,635		$48,811	30.0%
Europe	126,414		134,745		(8,331)	(6.2)%
Asia-Pacific	30,680		24,089		6,591	27.4%
Corporate	(142,167)		(60,532)		(81,635)	134.9%
Operating income	$226,373	12.0%	$260,937	17.7%	$(34,564)	(13.2)%

Operating margin(2):
North America	15.0%		15.6%		(0.6)%
Europe	36.7%		41.3%		(4.6)%
Asia-Pacific	24.8%		23.5%		1.3%
(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effect of acquired businesses from the respective dates of acquisition. Notably, on April 22, 2016, we merged with Heartland as further discussed in "Note 2 - Acquisitions" in the notes to the accompanying unaudited consolidated financial statements.

Revenues

For the three months ended November 30, 2016, revenues increased by 30.4% compared to the prior year to $941.8 million, despite the unfavorable effect of currency fluctuations of $16.0 million. For the six months ended November 30, 2016, revenues increased by 27.9% compared to the prior year to $1.9 billion, despite the unfavorable effect of currency fluctuations of $30.4 million.

North America Segment. For the three and six months ended November 30, 2016, revenues from our North America segment increased by $190.0 million and $370.9 million, or 37.2% and 35.6%, respectively, compared to the prior year to $701.3 million and $1.4 billion, respectively, primarily due to the merger with Heartland.

Europe Segment. For the three and six months ended November 30, 2016, Europe revenues increased $16.9 million and $18.1 million, or 10.7% and 5.5%, respectively, compared to the prior year to $174.9 million and $344.5 million, respectively, primarily due to a joint venture with Erste Group Bank AG ("Erste Group") in Central and Eastern Europe that commenced in June 2016, despite the unfavorable effect of currency fluctuations of $16.4 million and $29.0 million, respectively.

Asia-Pacific Segment. For the three and six months ended November 30, 2016, Asia-Pacific revenues increased by $12.6 million and $21.2 million, or 23.8% and 20.7%, respectively, compared to the prior year to $65.6 million and $123.8 million, respectively, primarily due to organic growth.

Operating Expenses

Cost of Service. Cost of service increased by 73.1% and 71.4% to $468.4 million and $931.0 million, respectively, for the three and six months ended November 30, 2016 compared to the prior year. As a percentage of revenue, cost of service increased to 49.7% for the three months ended November 30, 2016 from 37.5% for the prior year and to 49.5% for the six months ended November 30, 2016 from 36.9% for the prior year. The increase in cost of service was driven primarily by an increase in the variable costs associated with our revenue growth, including those related to our merger with Heartland, and by additional intangible asset amortization associated with recently acquired businesses of $64.7 million and $124.4 million for the three and six months ended November 30, 2016, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 12.0% and 8.5% to $368.2 million and $723.9 million, respectively, for the three and six months ended November 30, 2016 compared to the prior year. As a percentage of revenues, selling, general and administrative expenses decreased to 39.1% for the three months ended November 30, 2016 from 45.5% for the prior year and to 38.5% for the six months ended November 30, 2016 from 45.3% for the prior year. The increase in selling, general and administrative expenses was primarily due to additional costs to support the growth of our business, including incremental expenses associated with the integration of Heartland. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to synergies achieved in general and administrative expenses from the merger with Heartland.

Operating Income and Operating Margin for Segments

North America Segment. Operating income in our North America segment increased by 33.7% and 30.0% to $105.7 million and $211.4 million, respectively, for the three and six months ended November 30, 2016 compared to the prior year. The increase in operating income was primarily due to revenue growth in our U.S. business offset by expenses associated with the integration of Heartland and additional intangible asset amortization associated with the merger. Operating margin decreased 0.4 percentage points for the three months ended November 30, 2016 and 0.6 percentage points for the six months ended November 30, 2016 compared to the prior year periods.

Europe Segment. Operating income in our Europe segment decreased by 1.8% and 6.2% to $60.9 million and $126.4 million, respectively, for the three and six months ended November 30, 2016 compared to the prior year, including the effect of unfavorable currency fluctuations of $9.5 million and $16.6 million, respectively. Operating margin decreased 4.4 percentage points for the three months ended November 30, 2016 and 4.6 percentage points for the six months ended November 30, 2016 compared to the prior year periods. The decreases in operating income and operating margin was primarily driven by the effect of unfavorable currency fluctuations.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 40.5% and 27.4% to $16.7 million and $30.7 million, respectively, for the three and six months ended November 30, 2016 compared to the prior year. Operating margin increased 3.0 percentage points for the three months ended November 30, 2016 and 1.3 percentage points for the six months ended November 30, 2016 compared to the prior year periods. The increase in operating income and operating margin was due to revenue growth.

Corporate. Corporate expenses increased by 161.6% and 134.9% to $78.0 million and $142.2 million, respectively, for the three and six months ended November 30, 2016 compared to the prior year, primarily due to the merger with Heartland and expenses of $36.6 million and $67.2 million, respectively, associated with its integration.

Other Income/Expense, Net

Interest and other income for the six months ended November 30, 2016 increased primarily due to a gain of $41.2 million recorded in connection with the sale of our membership interests in Visa Europe. See "Note 5—Other Assets" in the notes to the accompanying unaudited consolidated financial statements for further discussion of this transaction.

Interest and other expense increased $38.3 million and $68.2 million, respectively, for the three and six months ended November 30, 2016 compared to the prior year primarily due to an increase in interest expense resulting from an increase in borrowings under our recently expanded credit facilities to fund the merger with Heartland.

Provision for Income Taxes

Our effective income tax rates were 2.9% and 24.7% for the three months ended November 30, 2016 and November 30, 2015, respectively, and 16.9% and 25.4% for the six months ended November 30, 2016. The decrease in our effective income tax rates is primarily due to income generated in international jurisdictions with lower tax rates. We also changed our estimate of the mix of earnings by jurisdiction in determining our annual estimated effective tax rate and our estimate of certain U.S. inclusion items during the three months ended November 30, 2016.

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

At November 30, 2016, we had cash and cash equivalents totaling $995.8 million. Of this amount, we consider $387.4 million to be available cash. Available cash excludes (1) settlement-related cash reserve balances, (2) funds held for collateral for merchant losses ("Merchant Reserves") and (3) funds held for customers. Settlement-related cash reserve balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash reserve balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. At November 30, 2016, our cash and cash equivalents included $415.7 million for settlement-related cash reserve balances. Certain of our funds collected from our merchants serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At November 30, 2016, our cash and cash equivalents included $180.9 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf. At November 30, 2016, cash and cash equivalents included funds held for customers of $181.4 million.

Our available cash balance includes $263.4 million of cash held by foreign subsidiaries whose earnings are considered indefinitely reinvested outside the United States. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant effect on our liquidity.

Operating activities provided net cash of $193.5 million and $454.1 million for the six months ended November 30, 2016 and November 30, 2015, respectively. The decrease in cash flows from operating activities of $260.5 million was primarily due to a decrease in the change in net settlement processing assets of $321.8 million and payment of Heartland integration costs. Fluctuations in settlement processing assets and obligations are largely due to timing of month-end and settlement transaction volume.

Net cash used in investing activities was $80.8 million during the six months ended November 30, 2016 and $278.2 million in the prior year. During the six months ended November 30, 2016 and November 30, 2015, respectively, we invested net cash of $35.3 million and $241.9 million in the aggregate to complete business acquisitions. We made capital expenditures of $83.3 million and $36.2 million during the six months ended November 30, 2016 and November 30, 2015, respectively. During the calendar year ending December 31, 2017, we expect capital expenditures to approximate $160 million.

In addition, during the six months ended November 30, 2016, we received cash of €33.5 million ($37.7 million equivalent at June 21, 2016) in connection with the sale of our membership interests in Visa Europe to Visa.

Net cash used in financing activities was $130.7 million during the six months ended November 30, 2016. During the six months ended November 30, 2015, financing activities provided net cash of $185.7 million.

During the six months ended November 30, 2016, net repayments of principal under long-term borrowing arrangements were $25.8 million compared to net borrowings of $178.0 million in the prior year, reflecting incremental proceeds from the July 2015 refinancing described below.

On October 31, 2016, we amended our 2016 Credit Facility Agreement as further discussed below. Under the terms of the amendment, we increased our aggregate Delayed Draw Facility (which we now refer to as "Term A-2 Loan") by $750 million with the proceeds being used to reduce a portion of the Term B Loan and outstanding Revolving Credit Facility borrowings. Our total borrowings remained unchanged as a result of the amendment. The amendment also reduced the interest rate spread on the Term A Loan, Term A-2 Loan and the Revolving Credit Facility by 25 basis points (subject to adjustment based on an amended leveraged-based pricing grid) and on the Term B Loan by 100 basis points. We expect this refinancing to yield $10 million to $12 million of annual interest expense savings, net of additional anticipated expense associated with future interest rate hedging activities.

Net borrowings on settlement lines of credit were $94.8 million and $101.5 million during the six months ended November 30, 2016 and November 30, 2015, respectively. Fluctuations in our settlement lines of credit balances are largely due to timing of month-end and settlement transaction volume.

In addition, we used cash of $172.4 million and $71.7 million during the six months ended November 30, 2016 and November 30, 2015, respectively, to repurchase shares of our common stock.

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

We also entered into a $1.045 billion term B loan ("Term B Loan"). The Delayed Draw Facility and Term B Loan were issued on April 22, 2016 in connection with our merger with Heartland, resulting in total financing of approximately $4.78 billion. The incremental proceeds from the new loans were used, among other things, to repay certain portions of Heartland's existing indebtedness and to finance, in part, the cash consideration and the merger-related costs.

October 2016 Refinancing. On October 31, 2016, we entered into the Second Amendment to the 2016 Credit Facility Agreement (the "October 2016 Refinancing"), which (i) increased our borrowing capacity under the Delayed Draw Facility (which we now refer to as "Term A-2 Loan") by $750 million to $1.48 billion, (ii) decreased our outstanding borrowings under the Term B Loan by $500 million to $542 million, (iii) extended the maturity dates for the Term A Loan, the Term A-2 Loan and the Revolving Credit Facility and (iv) decreased the interest rate margin on our term loans and Revolving Credit Facility. The October 2016 Refinancing increased the total financing capacity available under the 2016 Credit Facility Agreement from $4.78 billion to $5.03 billion, although the aggregate outstanding debt did not change as we repaid $250 million outstanding under the Revolving Credit Facility in connection with the October 2016 Refinancing.

The Term A Loan must be repaid in equal quarterly installments of $43.8 million through August 2021, with the remaining principal balance due upon maturity in October 2021. The Term A-2 Loan must be repaid in quarterly installments of $1.7 million, the first installment of which was made in August 2016, increasing to quarterly installments of $8.6 million in August 2018 and ending in August 2021, with the remaining balance due upon maturity in October 2021. The Term B Loan must be repaid in quarterly installments of $1.4 million, the first installment commencing in December 2016, ending in March 2023, with the remaining principal balance due upon maturity in April 2023.

As of November 30, 2016, the outstanding balance on the Revolving Credit Facility was $811.0 million. The 2016 Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." At November 30, 2016 and May 31, 2016, we had outstanding issued standby letters of credit of $20.5 million and $8.5 million, respectively. The total available commitments under the Revolving Credit Facility at November 30, 2016 and May 31, 2016 were $418.5 million and $204.5 million, respectively. The Revolving Credit Facility expires in October 2021.

Settlement Lines of Credit

We have lines of credit with banks in various markets where we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The credit facilities are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of November 30, 2016 and May 31, 2016, a total of $49.6 million and $42.9 million, respectively, of cash on deposit was used to determine the available credit.

As of November 30, 2016 and May 31, 2016, respectively, we had $467.3 million and $378.4 million outstanding under these lines of credit with additional capacity of $776.6 million as of November 30, 2016 to fund settlement. The weighted-average interest rate on these borrowings was 2.05% and 1.80% at November 30, 2016 and May 31, 2016, respectively.

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

The 2016 Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the six months ended November 30, 2016.

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

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended May 31, 2016. During the three and six months ended November 30, 2016, we did not adopt any new critical accounting policies, did not change any critical accounting policies and did not change the application of any critical accounting policies from the year ended May 31, 2016.

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

Important factors that may cause actual events or results to differ materially from those anticipated by our forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors; our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; changes in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations, including without limitation difficulties and delays in integrating the Heartland Payment Systems, Inc. business or fully realizing cost savings and other benefits of the acquisition at all or within the expected time period; fully realizing anticipated annual interest expense savings from refinancing our corporate debt facilities; our loss of key personnel; and other risk factors presented in Item 1A - Risk Factors of our Annual Report on Form 10‑K for the year ended May 31, 2016.

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

We have term loans and a corporate credit facility that we use for general corporate purposes, as well as various lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and settlement lines of credit are based on market rates and fluctuate accordingly. As of November 30, 2016, there was $5.0 billion outstanding under these variable-rate debt arrangements and settlement lines of credit.

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

Based on balances outstanding under variable-rate debt agreements, existing interest rate swaps and cash investments at November 30, 2016, a hypothetical increase of 50 basis points in applicable interest rates as of November 30, 2016 would increase our annual interest expense by approximately $21.3 million and increase our annual interest income by approximately $1.5 million.

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of November 30, 2016, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of November 30, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In April 2016, we completed the merger with Heartland, which is being integrated into our North America segment. As part of our ongoing integration activities, we are continuing to apply our controls and procedures to the Heartland business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude. Otherwise, there were no changes in our internal control over financial reporting during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

Heartland, Heartland’s board of directors, Global Payments, Data Merger Sub One, Inc. (a wholly owned subsidiary of Global Payments, which we refer to as "Data Merger Sub One") and Data Merger Sub Two, LLC (a wholly owned subsidiary of Global Payments, which we refer to as "Data Merger Sub Two") were named as defendants in a putative class action lawsuit challenging the proposed merger with Heartland. The suit was filed on January 8, 2016 in the New Jersey Superior Court, Mercer County, Civil Division, and is captioned Kevin Merchant v. Heartland Payment Systems, et al, L-45-16. The complaint alleges, among other things, that the directors of Heartland breached their fiduciary duties to Heartland stockholders by agreeing to sell Heartland for inadequate consideration, agreeing to improper deal protection terms in the merger agreement, failing to properly value Heartland, and filing a materially incomplete registration statement with the Securities and Exchange Commission. In addition, the complaint alleges that Heartland, Global Payments, Merger Sub One, and Merger Sub Two aided and abetted these purported breaches of fiduciary duty. On April 12, 2016, solely to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made by the plaintiff, Heartland and Global Payments reached an agreement to settle the suit and entered into a Memorandum of Understanding to document the terms and conditions for settlement of the suit.  The proposed settlement is subject to court approval and a motion for such approval is now pending with the court. If the proposed settlement is approved by the court, it will release all claims that were or could have been brought challenging any aspect of the merger with Heartland or the merger agreement related thereto and any disclosure made in connection therewith, under terms that will be disclosed to stockholders before final approval of the proposed settlement. The settlement, if approved, is not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

ITEM 1A - RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for our fiscal year ended May 31, 2016.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended November 30, 2016 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
September 2016	105,861	$74.02	105,861
October 2016	648,704	$73.51	648,704
November 2016	716,078	$68.78	716,078
Total	1,470,643		1,470,643	$94,505,014

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

(2)	Through open market repurchase plans, we repurchased and retired 1,470,643 shares of our common stock at a cost of $104.8 million, or an average cost of $71.24 per share, including commissions.

(3)
The approximate dollar value of shares that may yet be purchased under our share repurchase program, as of November 30, 2016, was comprised of $94.5 million remaining available under the board’s authorization announced on July 28, 2015. The authorizations by the board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of the board’s authorizations or otherwise to complete any repurchases by any specific time or at all.

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

10.4*
Second Amendment to the Second Amended and Restated Credit Agreement, Second Amendment to the Second Amended and Restated Term Loan Agreement, Second Amendment to the Company Guaranties and Second Amendment to the Subsidiary Guaranties, dated as of October 31, 2016, by and among the Company and Global Payments Direct, Inc., as borrowers, Bank of America, N.A., as administrative agent, and certain other lenders party thereto.

10.5*	Fourth Amended and Restated Non-Employee Director Compensation Plan.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended November 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

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

Global Payments Inc.
(Registrant)

Date: January 9, 2017	/s/ Cameron M. Bready
Cameron M. Bready
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)