Form 10-KT
period 2016-12-31
GLOBAL PAYMENTS INC
filed 2017-02-28
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
OR
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from June 1, 2016 to December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $10,361,276,769.

The number of shares of the registrant's common stock outstanding at February 22, 2017 was 152,230,376 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2017 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
TRANSITION REPORT ON FORM 10-K

EXPLANATORY NOTE REGARDING THE TRANSITION PERIOD

We have changed our fiscal year-end from May 31 to December 31, effective December 31, 2016. As a result, the period consisting of the seven-months ended December 31, 2016 is considered the "2016 fiscal transition period."

When our financial results for the 2016 fiscal transition period are compared to our financial results for the same period in 2015, the results compare the seven-month period from June 1, 2016 through December 31, 2016 to the seven-month period from June 1, 2015 through December 31, 2015. The results for the seven months ended December 31, 2015 are unaudited.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this report to "Global Payments," the "Company," "we," "our" or "us," refer to Global Payments Inc. and its subsidiaries.

We believe that it is important to communicate our plans for and expectations about the future to our shareholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new services and expanding our business; statements about the benefits of our merger with Heartland Payment Systems, Inc., or Heartland, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions, and the successful integration of future acquisitions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors that may cause actual events or results to differ materially from those anticipated by our forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors; our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; changes in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations, including without limitation difficulties and delays in integrating the Heartland Payment Systems, Inc. business or fully realizing cost savings and other benefits of the acquisition at all or within the expected time period; fully realizing anticipated annual interest expense savings from refinancing our corporate credit facility; loss of key personnel; and other risk factors presented in Item "1A - Risk Factors of this Transition Report on Form 10‑K," which we advise you to review. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

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

We were incorporated in Georgia as Global Payments Inc. in 2000 and spun-off from our former parent company in 2001. Including our time as part of our former parent company, we have been in the payment technology services business since 1967. Since our spin-off, we have grown our annual revenues from $353 million for the year ended May 31, 2001 to $2.9 billion for the year ended May 31, 2016, through internal expansion of existing operations and through acquisitions. We recently completed our largest business combination to date when we merged with Heartland Payment Systems, Inc. ("Heartland") in April 2016.

Headquartered in Atlanta, Georgia, we are a member of the Standard & Poor's 500 Index, and our common stock is traded on the New York Stock Exchange under the symbol "GPN."

Merger with Heartland

On April 22, 2016, following the approval of Heartland’s stockholders, we completed our merger with Heartland in a transaction valued at $4.4 billion, including assumed debt of $0.4 billion. As a result, Heartland became a wholly owned subsidiary of Global Payments Inc. Prior to the merger, Heartland was one of the largest payment services companies in the United States, delivering payment technology services and offering integrated commerce, omnichannel, vertically-oriented software, cloud-based point-of-sale ("POS"), analytics, marketing, payroll and other solutions that are highly complementary to the services offered by Global Payments. The merger significantly expanded our small and medium-sized enterprise distribution, merchant base and vertical reach in the United States, adding a 1,400-person direct sales force, over 300,000 merchants and $130 billion in annual payments volume. We are leveraging our scalable, worldwide infrastructure to drive revenue enhancements and technological and operational synergies from the merger. See "Note 2 - Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of our merger with Heartland.

Our consolidated statements of income, comprehensive income, cash flows and changes in equity presented in the accompanying consolidated financial statements include the results of Heartland from the acquisition date, including the effects of merger-related costs to effect that transaction and its integration.

On February 26, 2016, we amended our existing corporate credit facility to provide for secured financing of up to $4.78 billion, the incremental proceeds of which were used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the merger-related costs. On October 31, 2016, we further amended our existing corporate credit facility to increase our borrowing capacity and to provide for secured financing of up to $5.03 billion. See "Liquidity and Capital Resources-Long-Term Debt and Lines of Credit" below for further discussion of our credit facilities.

Merchant Services Overview

Our payment solutions are similar around the world in that we enable our merchant customers to accept card, electronic, check and digital-based payments at the point of sale. Our comprehensive offerings include, but are not limited to, authorization services, settlement and funding services, customer support and help-desk functions, chargeback resolution, terminal rental, sales and deployment, payment security services, consolidated billing and statements and on-line reporting. Our value proposition is to provide high-quality, responsive, secure, end-to-end service to all of our customers. We distribute our services through multiple channels and target customers in many vertical industries in 30 countries located throughout North America, Europe, the Asia-Pacific region and in Brazil. The majority of merchant services revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the card type or the vertical. We also earn other fees based on specific services that may be unrelated to the number or value of transactions.

Direct Distribution

Our primary business model is to actively market and provide payment services directly to merchants through a variety of distribution channels. We offer high touch services that provide our merchants with reliable and secure payment solutions coupled with high quality and responsive support services. Through our direct sales force worldwide, as well as bank partnerships, referral partners and our agent network, we offer rapid merchant boarding, high availability and secure payment acceptance and payment services, risk, fraud and chargeback management, reporting and analytics services, support services and other ancillary services. See “Business Segments” below for a description of our direct sales forces located around the world.

Many of our payment solutions are technology-enabled in that they incorporate or are incorporated into innovative, technology-driven solutions designed to enable merchants to better manage their businesses. Our primary technology-enabled solutions include integrated payment solutions, ecommerce and omnichannel and gaming solutions, each as described below.

Integrated Payment Solutions. Our integrated payment solutions provide advanced payments technology that is deeply integrated into business enterprise software solutions either owned by us or by our partners. We grow our business when new merchants implement our enterprise software solutions and when new or existing merchants enable payments services through enterprise software solutions sold by us or by our partners. We distribute our integrated payment solutions primarily through the following businesses:

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

Through our wholesale channel, we provide payment services to merchants through independent sales organizations ("ISOs"). The ISOs act as third-party sales groups selling our payment technology services directly to end user merchant customers. We also provide merchant services (but not funds settlement services) to merchants indirectly through financial institutions and a limited number of ISOs, whereby the financial institution or the ISO is our customer.

Credit and Debit Card Transaction Processing

Credit and debit card transaction processing includes the processing of the world's major international card brands, including American Express, Discover Card ("Discover"), JCB, MasterCard, UnionPay International ("UPI"), Visa and non-traditional payment methods, as well as certain domestic debit networks, such as Interac in Canada. Credit and debit networks establish uniform regulations that govern much of the payment card industry. During a typical payment transaction, the merchant and the card issuer do not interface directly with each other, but instead rely on payments technology companies, such as Global Payments, to facilitate transaction processing services, including authorization, electronic draft capture, file transfers to facilitate funds settlement and certain exception-based, back office support services such as chargeback and retrieval resolution.

We process funds settlement under two models, a sponsorship model and a direct membership model. Under the sponsorship model, we are designated as a Merchant Service Provider by MasterCard and as an ISO by Visa. To be designated as a certified processor, member clearing financial institutions ("Member") sponsor us and require our adherence to the standards of the networks. In certain markets, we have sponsorship or depository and clearing agreements with financial institution sponsors. These agreements allow us to route transactions under the Members' control and identification numbers to clear card transactions through MasterCard and Visa. In this model, the standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant has been funded.

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

How a Card Transaction Works

A typical payment transaction begins when a cardholder presents a card for payment at a merchant location where the card information is captured by a POS terminal card reader or mobile device card reader, which may be sold or leased to the merchant, and serviced by us. Alternatively, card and transaction information may be captured and transmitted to our network through a POS device by one of a number of services that we offer directly or through a value-added reseller ("VAR"). The card reader electronically records sales draft information, such as the card identification number, transaction date and transaction amount.

After the card and transaction information is captured, the POS device automatically connects to our network through the internet or other communication channel in order to receive authorization of the transaction. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction amount will cause the cardholder to exceed defined credit limits. In a debit card transaction, we obtain authorization for the transaction from the card issuer through the payment network verifying that the cardholder has sufficient funds for the transaction amount.

As an illustration, shown below, on a $100.00 card transaction, the card issuer may fund the Member, our sponsor, (indirectly through the card network) $98.50 after retaining approximately $1.50 referred to as an interchange fee. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder's monthly credit card statement. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require us to advance the Member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction amount, or discount, to cover the full amount of the interchange fee and our fee from the transaction. If our discount rate for the merchant in the above example was 2.00%, we would bill the merchant $2.00 after the end of the month for the transaction, reimburse ourselves for $1.50 in interchange fees and retain $0.50 as our fees for the transaction. Discount rates vary based on negotiations with merchants and the economic characteristics of transactions. Interchange rates also vary based on the economic characteristics of individual transactions. Accordingly, our fee per transaction varies across our merchant base and is subject to change based on changes in discount rates and interchange rates. Our profit on the transaction reflects the fee received less operating expenses, including assessments and other network fees, systems cost to process the transaction and commissions paid to our sales force or ISO. Assessments are fees charged by the card brands based on the value of transactions processed through their networks.

Illustrative Card Transaction Flow

globalpayments
Acquirer
Authorization and Transaction Data
Authorization and Transaction Data
Card Issuer
Card Network
$98.50
Funding Instructions
$1.50
Transaction Data
$2.00
Monthly Statement
$100.00
Bill
$98.50
Member/ Settlement Bank
$100.00
Merchant
Cardholder
Goods and Services
Present Card

Business Segments

We operate in three reportable segments: North America, Europe and Asia-Pacific. See "Note 15 - Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segments, including revenues, operating income and depreciation and amortization by segment as well as financial information about geographic areas in which we operate. Our foreign operations subject us to various risks, including, without limitation, currency exchange risks and political, economic and regulatory risks. See "Item 1A - Risk Factors" for additional information about these risks.

North America

Approximately 74.9% of our revenues for the 2016 fiscal transition period were derived from our operations in North America, which include the United States and Canada.

Our primary mode of distribution in North America is our direct distribution channels, including our direct sales force. With the addition of the Heartland sales professionals, we have an extensive direct sales force in North America selling our services across numerous different vertical markets, including restaurant, hospitality, retail, convenience stores and petroleum, professional services, automotive and lodging.

In addition, our technology-enabled solutions represented a substantial component of our revenues in North America for the 2016 fiscal transition period. Our technology-enabled distribution in North America primarily includes integrated payment solutions, as well as our gaming solutions business.

We also generate a portion of our revenues in North America from our wholesale distribution channel, primarily ISOs acting as third-party selling groups.

Europe

Approximately 18.3% of our revenues for the 2016 fiscal transition period were derived from our operations in Europe, which includes the United Kingdom, the Republic of Ireland, Spain, the Republic of Malta, the Czech Republic, Hungary, Slovakia, Romania and the Russian Federation. We have direct sales forces in these markets through which we primarily sell our services while also leveraging our bank referral relationships.

Our ecommerce and omnichannel solutions represent a growing percentage of the services we sell in Europe, fueled in part by our acquisition of Realex in March 2015. In addition, in June 2016, we completed our joint venture with Erste Group Bank AG, a leading financial services provider in Central and Eastern Europe, which expanded our services into Romania and provided deeper penetration into the Czech Republic and Slovakia.

Asia-Pacific

Approximately 6.8% of our revenues for the 2016 fiscal transition period were derived from our operations in the Asia-Pacific region, which includes the following countries and territories: Australia, Brunei, China, Hong Kong, India, Macau, Malaysia, Maldives, New Zealand, the Philippines, Singapore, Sri Lanka and Taiwan. Our direct sales force in the Asia-Pacific region accounts for substantially all of the services we sell in the region.

Primarily as a result of our acquisition of Ezidebit in October 2014, technology-enabled solutions represent a substantial and growing portion of our operations in the Asia-Pacific region. Our acquisition of eWay Limited in April 2016 has allowed us to further expand our ecommerce and omnichannel solutions offerings in this region.

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

Competition

We are a leading provider of payments technology services in North America, where we compete primarily with Bank of America Merchant Services, LLC (a joint venture between First Data Corporation and Bank of America Corporation), Chase Paymentech Solutions, LLC, Elavon, Inc., a subsidiary of U.S. Bancorp, First Data Corporation, Total System Services, Inc., Vantiv Inc. and Wells Fargo Bank, N.A. While these are our primary competitors, some of our vertically focused business in the United States compete with other organizations.

In Europe and the Asia-Pacific region, financial institutions remain the primary providers of payment services to merchants, although the outsourcing of these services to third-party service providers is becoming more prevalent. Payment services have become increasingly complex, requiring significant capital commitments to develop, maintain and update the systems necessary to provide these advanced services at competitive prices.

Competitors in Europe include Barclays Bank PLC, Spanish banking institutions and WorldPay (UK) Limited. Financial institutions that offer merchant acquiring services are our primary competitors in Asia-Pacific.

Emerging Trends

The payments industry continues to grow worldwide and as a result, certain large payment technology companies, including us, have expanded operations globally by pursuing acquisitions and creating alliances and joint ventures. We expect to continue to expand into new markets internationally or increase our scale and improve our competitiveness in existing markets by pursuing further acquisitions and joint ventures.

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

We also believe new markets will continue to develop in areas that have been previously dominated by paper-based transactions. We expect industries such as education, government and healthcare, as well as recurring payments and business-to-business payments, to continue to see transactions migrate to electronic-based solutions.  We anticipate that the continued development of new services and the emergence of new vertical markets will be a factor in the growth of our business and our revenue in the future.

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

•
Pursue potential domestic and international acquisitions of, investments in and alliances with companies that have high growth potential, significant market presence, sustainable distribution platforms and/or key technological capabilities.

Competitive Strengths

We believe that our competitive strengths include the following:

•
Global Footprint and Distribution - Our worldwide presence allows us to focus our investments on markets with promising GDP fundamentals and favorable secular trends, makes us more attractive to merchants with international operations and exposes us to emerging innovations that we can adopt globally, while diversifying our economic risk.

•
Technology Solutions - We provide innovative technology-based solutions that enable our customers to operate their business more efficiently and simplify the payments process, regardless of the channel through which the transaction occurs. We believe our robust technology solutions will continue to differentiate us in the marketplace and will position us for continued growth.

•
Scalable Operating Environment and Technology Infrastructure - We operate as a single, unified international organization, with a multi-channel, global technology infrastructure, which provides scalable and innovative service offerings and a consistent service experience to our merchants and partners worldwide, while also driving sustainable operating efficiencies.

•
Strong, Long-lasting Partner Relationships - We have established strong, long-lasting relationships with many financial institutions, enterprise software providers, VARs and other technology-based payment service providers, which facilitate lead generation and enable us to deliver a diverse solutions set to our merchant customers.

•
Disciplined Acquisition Approach - Our proven track record for selectively and successfully sourcing, completing and integrating acquired businesses in existing and new markets positions us well for future growth and as an attractive partner for potential acquisition targets.

Safeguarding Our Business

Privacy and security are central to our services. We work with information security and forensics firms and employ advanced technologies to prevent, investigate and address issues relating to processing system security and availability. We also collaborate with industry third parties, regulators and law enforcement to resolve security incidents and assist in efforts to prevent unauthorized access to our processing systems.

Employees and Labor

As of December 31, 2016, we had approximately 8,760 employees, many of whom are highly skilled in technical areas specific to payment technology services.

Regulation

Various aspects of our business are subject to regulation and supervision under federal, state and local laws in the United States, as well as foreign laws, regulations and rules. In addition, we are subject to rules promulgated by the various payment networks, including American Express, Discover, Interac, MasterCard, UPI and Visa; Directive 2007/64/EC in the European Union (the "Payment Services Directive"); as well as a variety of other regulations, including escheat laws and applicable privacy and information security regulations. In addition, because we provide data processing services to banks and other financial institutions, we are subject to examination by the Federal Financial Institutions Examination Council (the "FFIEC"). Set forth below is a brief summary of some of the significant laws and regulations that apply to us. These descriptions are not exhaustive, and these laws, regulations and rules frequently change.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), which was signed into law in the United States in 2010, resulted in significant structural and other changes to the regulation of the financial services industry. The Dodd-Frank Act directed the Board of Governors of the Federal Reserve (the "Federal Reserve Board") to regulate the debit interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction.  Pursuant to the so-called "Durbin Amendment" to the Dodd-Frank Act, these fees must be "reasonable and proportional" to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Pursuant to regulations promulgated by the Federal Reserve Board, debit interchange rates for card issuers with assets of $10 billion or more are capped at $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer's fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The cap on interchange fees has not had a material direct effect on our results of operations.

In addition, the Dodd-Frank Act limits the ability of payment card networks to impose certain restrictions because it allows merchants to: (i) set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (and allows federal governmental entities and institutions of higher education to set maximum amounts for the acceptance of credit cards) and (ii) provide discounts or incentives to encourage consumers to pay with cash, checks, debit cards or credit cards.

The rules also contain prohibitions on network exclusivity and merchant routing restrictions that require a card issuer to enable at least two unaffiliated networks on each debit card, prohibit card networks from entering into exclusivity arrangements and restrict the ability of issuers or networks to mandate transaction routing requirements. The prohibition on network exclusivity has not significantly affected our ability to pass on network fees and other costs to our customers, nor do we expect it to in the future.

The Dodd-Frank Act also created the Financial Stability Oversight Council (the "FSOC"), which was established to, among other things, identify risks to the stability of the U.S. financial system.  The FSOC has the authority to require supervision and regulation of nonbank financial companies that the FSOC determines pose a systemic risk to the U.S. financial system. Accordingly, we may be subject to additional systemic risk-related oversight.

Payment Network Rules

We are subject to the rules of American Express, Discover, Interac MasterCard, UPI and Visa and other payment networks. In order to provide our services, several of our subsidiaries are either registered as service providers for member institutions with MasterCard, Visa and other networks or are direct members of MasterCard, Visa and other networks. Accordingly, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions.

Banking Laws and Regulations

The FFIEC is an interagency body comprised of federal bank and credit union regulators such as the Federal Reserve Board, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency and the Bureau of Consumer Financial Protection. The FFIEC examines large data processors in order to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry. In addition, we are subject to the "Payment Services Directive, which was implemented in most European Union member states through national legislation. As a result of this legislation, we are subject to regulation and oversight in certain European Union member nations, including the requirement that we maintain specified regulatory capital; however, these regulatory capital requirements are generally insignificant to our total assets and total equity and have no material effect on our liquidity.

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

Foreign Laws and Regulations

We are subject to foreign laws and regulations that affect the electronic payments industry in each of the foreign countries in which we operate. Some of these countries, such as the Russian Federation and the United Kingdom, have undergone significant political, economic and social change in recent years. In these countries, there is a greater risk of new, unforeseen changes that could result from, among other things, instability or changes in a country’s or region’s economic conditions; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the European Union or the United States, Canada or other governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities, such as sanctions by or against the Russian Federation.

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

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed from the investor relations section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance, including our codes of ethics applicable to our directors, senior financial officers and other employees, are also available in the investor relations section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing us using the address on the cover of this Transition Report on Form 10-K. You may also telephone our investor relations office directly at (770) 829-8478. We are not including the information on our website as a part of, or incorporating it by reference into, this Transition Report on Form 10-K.

Our SEC filings may also be viewed and copied at the following SEC public reference room and at the offices of the New York Stock Exchange.

SEC Public Reference Room
100 F Street, N.E.
Washington, DC 20549
(You may call the SEC at 1-800-SEC-0330 for further information on the public reference room.)

NYSE Euronext
20 Broad Street
New York, NY 10005

ITEM 1A - RISK FACTORS

An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information contained in this Transition Report on Form 10-K and other SEC filings before you decide whether to buy our common stock. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations, financial condition and cash flows could suffer significantly. As a result, the market price of our common stock could decline and you may lose all or part of your investment in our common stock.

Risks Related to Our Business and Operations

Our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks could affect our reputation among our merchant clients and cardholders and may expose us to penalties, fines, liabilities and legal claims.

In order to provide our services, we process and store sensitive business information and personal information about our merchants, merchants’ customers, merchants’ employees, ISOs, vendors, partners and other parties. This information may include credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by our merchants, ISOs, third-party service providers to whom we outsource certain functions, and other agents (which we refer to collectively as our "associated third parties"). We have responsibility to the card networks, their member financial institutions, our merchants, and in some instances, individuals, for our failure or the failure of our associated third parties to protect this information.

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

We could also be subject to liability for claims relating to misuse of personal information in violation of contractual obligations or data privacy laws. Regulatory authorities around the world are considering or have enacted a number of legislative and regulatory proposals concerning data protection and use, and the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere is increasingly uncertain, particularly where the laws do not contemplate newly developed technologies or uses for personal information. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices or operations model, which could result in potential liability for fines, damages or a need to incur substantial costs to modify our operations. In addition, we cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to this data will be followed or will be adequate to prevent the misuse of this data. Any misuse of personal information or failure to adequately enforce these contractual requirements could result in liability, protracted and costly litigation and, with respect to misuse of personal information of our merchants and consumers, lost revenue and reputational harm.

Any type of security breach, attack or misuse of data described above or otherwise, whether experienced by us or an associated third party, could harm our reputation and deter existing and prospective customers from using our services or from making electronic payments generally, increase our operating expenses in order to contain and remediate the incident, expose us to unanticipated or uninsured liability, disrupt our operations (including potential service interruptions), distract our management, increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks, and adversely affect our continued card network registration or membership and financial institution sponsorship. Our removal from networks' lists of Payment Card Industry Data Security Standard compliant service providers could mean that existing merchant customers, sales partners or other third parties may cease using or referring our services. Also, prospective merchant customers, sales partners or other third parties may choose to terminate negotiations with us, or delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks.

The payment processing industry is highly competitive, and some of our competitors are larger and have greater financial and operational resources than we do, which may give them an advantage in our market with respect to the pricing of services offered to customers and the ability to develop new technologies.

We operate in the electronic payments market, which is highly competitive. In this market, our primary competitors include other independent payment processors, as well as financial institutions, ISOs and, potentially, card networks. Many of our competitors are companies that are larger than we are, with greater financial and operational resources than we have. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a direct member for participation in the card networks, as we do in certain jurisdictions, and may be able to settle transactions more quickly for merchants than we can. These financial institutions may also provide payment processing services to merchants at a loss in order to generate banking fees from the merchants. It is also possible that larger financial institutions could decide to perform in-house some or all of the services that we currently provide or could provide. These attributes may provide them with a competitive advantage in the market.

Furthermore, we are facing increasing competition from nontraditional competitors, including new entrant technology companies who offer certain innovations in payment methods. Some of these competitors utilize proprietary software and service solutions. Others partner with traditional merchant acquirers to provide tablet-based solutions with payment processing services. Some of these nontraditional competitors have significant financial resources and robust networks and are highly regarded by consumers. In addition, some nontraditional competitors, such as private companies or startup companies, may be less risk averse than we are and, therefore, may be able to respond more quickly to market demands. If these nontraditional competitors gain a greater share of total electronic payments transactions, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. These competitors may compete in ways that minimize or remove the role of traditional card networks, processors and/or point-of-sale software in the electronic payments process.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually and quickly update our services, a process that could result in higher costs and the loss of revenues, earnings and customers if the new services do not perform as intended or are not accepted in the marketplace.

The electronic payments markets in which we compete are characterized by rapid technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects, including the development of a new authorization platform, mobile payment applications, ecommerce services and other new offerings emerging in the electronic payments industry. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the electronic payments markets, these risks are even more acute. Any delay in the delivery of new services or the failure to differentiate our services could render our services less desirable to customers, or possibly even obsolete. Furthermore, as the market for alternative payment processing services evolves, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new services targeted at this market.

In addition, the services we deliver to the electronic payments markets are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver an effective and secure product or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. As a result of these factors, our development efforts could result in higher costs that could reduce our earnings in addition to a loss of revenues and earnings if promised new services are not delivered timely to our customers or do not perform as anticipated. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies.

Our revenues from the sale of services to merchants that accept Visa cards and MasterCard cards are dependent upon our continued Visa and MasterCard registrations, financial institution sponsorship and, in some cases, continued membership in certain card networks.

In order to provide our Visa and MasterCard transaction processing services, we must be either a direct member or be registered as a merchant processor or service provider of Visa and MasterCard, respectively. Registration as a merchant processor or service provider is dependent upon our being sponsored by Members of each organization in certain jurisdictions. If our sponsor financial institution should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to attain direct membership with the card networks, either of which could prove to be difficult and expensive. If we are unable to find a replacement financial institution to provide sponsorship or attain direct membership, we may no longer be able to provide processing services to affected customers, which would negatively affect our revenues and earnings. Furthermore, some agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our sponsors' discretionary actions under these agreements could have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with direct membership, the rules and regulations of various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would limit our use of capital for other purposes.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services, we must find other financial institutions to provide those services. If we are unable to find a replacement financial institution we may no longer be able to provide processing services to certain customers, which could negatively affect our revenues and earnings.

If we fail to comply with the applicable requirements of the card networks, they could seek to fine us, suspend us or terminate our registrations or membership. If we incur fines or penalties for which our merchants or ISOs are responsible that we cannot collect or pursue collection from them, we may have to bear the cost of such fines or penalties.

We are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by their boards, which may be influenced by card issuers, and some of those issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks' rules or policies to the detriment of non-members, including us in certain jurisdictions. The termination of our registrations or our membership or our status as a service provider or a merchant processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, operating results, financial condition and cash flows. If a merchant or an ISO fails to comply with the applicable requirements of the card associations and networks, we or the merchant or ISO could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect or pursue collection of such amounts from the applicable merchant or ISO, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us. The termination of our registration, or any changes in the Visa or MasterCard rules that would impair our registration, could require us to stop providing Visa and MasterCard payment processing services, which would make it impossible for us to conduct our business on its current scale.

Our systems or our third-party providers' systems may fail, which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

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

If consumers do not continue to use credit or debit cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, checks, credit cards, and debit cards, which is adverse to us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. In each case, our business, financial condition, results of operations and cash flows may be adversely affected. We believe future growth in the use of credit and debit cards and other electronic payments will be driven by the cost, ease-of-use, and quality of services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process, including credit and debit cards.

We incur chargeback losses when our merchants refuse or cannot reimburse us for chargebacks resolved in favor of their customers. Any increase in chargebacks not paid by our merchants may adversely affect our results of operations, financial condition and cash flows.

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

We have potential liability for fraudulent electronic payment transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit or debit card, card number, or other credentials to record a false sales or credit transaction, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase our chargeback losses or cause us to incur other liabilities. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could have a material adverse effect on our operating results, financial condition and cash flows.

We are subject to economic and political risk, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition, results of operations and cash flows.

The global electronic payments industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate or increases in interest rates may adversely affect our financial performance by reducing the number or average purchase amount of transactions made using electronic payments. A reduction in the amount of consumer spending could result in a decrease in our revenues and profits. If our merchants make fewer sales to consumers using electronic payments or consumers using electronic payments spend less per transaction, we will have fewer transactions to process or lower transaction amounts, each of which would contribute to lower revenues.

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

From time-to-time, the card networks, including Visa and MasterCard, increase the fees that they charge processors. We could attempt to pass these increases along to our merchant customers, but this strategy might result in the loss of customers to our competitors who may not pass along the increases, thereby reducing our revenues and earnings. If competitive practices prevent us from passing along the higher fees to our merchant customers in the future, we may have to absorb all or a portion of such increases, thereby increasing our operating costs and reducing our earnings.

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

In many countries, we are legally or contractually required to comply with the anti-money laundering laws and regulations, such as, in the United States, the BSA, as amended by the USA PATRIOT Act, and similar laws of other countries, which require that customer identifying information be obtained and verified. In some countries, we are directly subject to these requirements; in other countries, we have contractually agreed to assist our sponsor financial institutions with their obligation to comply with anti-money laundering requirements that apply to them. In addition, we and our sponsor financial institutions are subject to the laws and regulations enforced by the Office of Foreign Assets Control ("OFAC"), which prohibit U.S. persons from engaging in transactions with certain prohibited persons or entities. Similar requirements apply in other countries. Our failure to comply with any of these contractual requirements or laws could adversely affect our business, financial credit results of operations and cash flows.

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

We conduct a portion of our business in various European and Asia-Pacific countries, including the United Kingdom and the Russian Federation, where the risk of continued political, economic and regulatory change that could affect our operating results is greater than in the United States.

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

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit." The referendum has caused, and may continue to cause, volatility in global stock markets and currency exchange rate fluctuations, resulting in a decline in the value of the British pound relative to the U.S. dollar. In addition, it is expected that the British government will begin negotiating the terms of the United Kingdom’s future relationship with the European Union. Although it is not known what those terms will be, it is possible that there will be increased regulatory complexities, including without limitation regulation relating to data security, privacy, and taxation. These changes may adversely affect our operations, financial results and cash flows.

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

If the integration and conversion process does not proceed smoothly, the following factors, among others, could reduce our revenues and earnings, increase our operating costs, and result in not achieving projected synergies:

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

•	The costs related to the integration of the acquired company’s business and operations into ours may be greater than anticipated.

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

As a payment services company we are or may be subject in various jurisdictions to certain taxes that are not derived based on earnings (e.g. sales, gross receipts, property, value-added and other business taxes). Application of these taxes is an emerging issue in our industry and the taxing authorities have not yet all adopted uniform regulations on certain of these topics. If we are required to pay such taxes and are not able to pass the tax expense through to our merchant customers, our costs will increase, reducing our earnings.

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

We increased our indebtedness to finance our merger with Heartland, which could adversely affect us, including by decreasing our business flexibility.

In connection with our merger with Heartland, we entered into an amendment to our corporate credit facility to fund the cash consideration for the Heartland transaction, repay certain of Heartland’s indebtedness and pay related fees and expenses. As of December 31, 2016, the outstanding balance under our corporate credit facility was $4.5 billion. Our increased level of debt and the covenants to which we have agreed in connection with this and other financing transactions could, among other things, (i) require us to dedicate a larger portion of our cash flow from operations to servicing and repayment of the debt, (ii) reduce funds available for strategic initiatives and opportunities, working capital and other general corporate needs and (iii) limit our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business our industry and economic conditions.

The Company's debt agreements contain restrictions that may limit our flexibility in operating our business and our ability to return capital to our shareholders.

Our corporate credit facility contains various covenants that limit our ability and the ability of our subsidiaries to engage in specified types of transactions. These covenants limit our ability in certain circumstances to, among other things:

•	incur additional indebtedness;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain lines of business;

•	enter into certain transactions with affiliates;

•	pay dividends and repurchase shares of our common stock.

Our corporate credit facility also contains customary financial covenants based on our leverage ratio and our fixed charge coverage ratio.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our corporate credit facility, the lenders could elect to declare all amounts outstanding under our corporate credit facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under certain of our other indebtedness. If we are unable to repay those amounts, the lenders under our corporate credit facility could accelerate the repayment of borrowings, and we may not have sufficient assets to repay our corporate credit facility as well as our other indebtedness.

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

As a result of our acquisitions, a significant portion of our total assets are intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 65% of the total assets on our balance sheet as of December 31, 2016. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would negatively affect our earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able or permitted to, or we may decide not to, pay dividends or repurchase shares at a level anticipated by shareholders of our common stock, which could reduce shareholder returns.

The extent to which we pay dividends on our common stock and repurchase our common stock in the future is at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, compliance with debt covenants and such other factors as our board of directors deems relevant. Our corporate credit facility may prohibit us from (i) repurchasing more than $250 million of our common stock in any fiscal year and (ii) paying quarterly dividends in excess of $0.01 per share. No assurance can be given that we will be able to or will choose to pay any dividends or repurchase any shares in the foreseeable future.

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

In certain markets, including, without limitation, China, the Republic of Malta and Spain, our member sponsors perform payment processing operations and related support services pursuant to services agreements.  We expect that the member sponsors will continue to provide these services until such time as we may integrate these functions into our operations.  Accordingly, we rely on our member sponsors to provide financial data, such as amounts billed to merchants, to assist us with compiling our accounting records.  As such, our internal control over financial reporting could be materially affected, or is reasonably likely to be materially affected, by the internal control and procedures of our member sponsors in these markets.  In order to mitigate this risk, we have implemented internal controls over financial reporting to monitor the accuracy of the financial data being provided by our member sponsors.

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

Provisions of our articles of incorporation and by-laws and provisions of applicable Georgia law may discourage, delay or prevent a merger or other change in control that individual shareholders may consider favorable. The provisions of our articles and by-laws, among other things:

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

ITEM 2 - PROPERTIES

Our principal facilities in North America are located in Atlanta, Georgia; Jeffersonville, Indiana; Las Vegas, Nevada; Lindon, Utah; and Toronto, Canada. Our principal facilities in Europe are located in Barcelona, Spain; Dublin, Ireland; Leicester, England; London, England; Moscow, Russia; and Prague, Czech Republic. Our principal facilities in the Asia-Pacific region are located in Brisbane, Australia; Hong Kong Special Administrative Region, China; and Manila, Philippines. At December 31, 2016, we owned five facilities and leased 46 domestic properties and 81 international properties which we use for operational, sales and administrative purposes. We believe that all of our facilities and equipment will be suitable and adequate for our business as presently conducted.

ITEM 3 - LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

Heartland, Heartland’s board of directors, Global Payments, Data Merger Sub One, Inc. (a wholly owned subsidiary of Global Payments, which we refer to as "Data Merger Sub One") and Data Merger Sub Two, LLC (a wholly owned subsidiary of Global Payments, which we refer to as "Data Merger Sub Two") were named as defendants in a putative class action lawsuit challenging the proposed merger with Heartland. The suit was filed on January 8, 2016 in the New Jersey Superior Court, Mercer County, Civil Division, and is captioned Kevin Merchant v. Heartland Payment Systems, et al, L-45-16. The complaint alleges, among other things, that the directors of Heartland breached their fiduciary duties to Heartland stockholders by agreeing to sell Heartland for inadequate consideration, agreeing to improper deal protection terms in the merger agreement, failing to properly value Heartland, and filing a materially incomplete registration statement with the Securities and Exchange Commission. In addition, the complaint alleges that Heartland, Global Payments, Merger Sub One, and Merger Sub Two aided and abetted these purported breaches of fiduciary duty. On April 12, 2016, solely to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made by the plaintiff, Heartland and Global Payments reached an agreement to settle the suit and entered into a Memorandum of Understanding to document the terms and conditions for settlement of the suit.  The court has approved the settlement and the parties are working with a class administrator to notify the class members. The settlement releases all claims that were or could have been brought challenging any aspect of the merger with Heartland or the merger agreement related thereto. The terms of the settlement will be disclosed to stockholders before final approval of the proposed settlement. The settlement is not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol "GPN." The table set forth below provides the intraday high and low sales prices and dividends paid per share of our common stock for the fiscal 2016 transition period and each of the four quarters during fiscal 2016 and 2015. We expect to continue to pay our shareholders a dividend, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements, compliance with debt covenants and such other factors as the board of directors deems relevant.

	High	Low	Dividend Per Share
2016 Fiscal Transition Period:
First Quarter	$79.93	$67.04	$0.01
Second Quarter	79.24	64.63	0.01
June 1, 2016 through December 31, 2016	79.93	64.63	0.02

Fiscal 2016:
First Quarter	$59.29	$50.69	$0.01
Second Quarter	72.91	54.03	0.01
Third Quarter	74.64	51.29	0.01
Fourth Quarter	78.30	58.11	0.01

Fiscal 2015:
First Quarter	$37.23	$33.67	$0.01
Second Quarter	43.36	34.30	0.01
Third Quarter	46.50	38.58	0.01
Fourth Quarter	53.03	43.84	0.01

As of February 22, 2017, there were 2,182 shareholders of record.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Transition Report.

Sale of Unregistered Securities

We did not issue any unregistered securities during the 2016 fiscal transition period or during the years ended May 31, 2016, 2015 and 2014.

Stock Performance Graph

The following graph compares our cumulative shareholder returns with the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Index for the five years ended May 31, 2016 and for the 2016 fiscal transition period. The line graph assumes the investment of $100 in our common stock, the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Index on May 31, 2011 and assumes reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Global Payments Inc., the S&P 500 Index
and the S&P Information Technology Index
For the Period from May 31, 2011 to December 31, 2016
*$100 invested on May 31, 2011 in stock or index, including reinvestment of dividends.
Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

	Global Payments	S&P 500	S&P Information Technology
May 31, 2011	$100.00	$100.00	$100.00
May 31, 2012	81.90	99.59	107.57
May 31, 2013	92.63	126.75	123.83
May 31, 2014	132.59	152.67	153.42
May 31, 2015	202.06	170.69	182.29
May 31, 2016	300.97	173.62	187.97
December 31, 2016	268.97	187.69	208.77

Issuer Purchases of Equity Securities

We repurchased and retired 2.5 million shares of our common stock at a cost of $178.2 million including commissions, or an average price of $70.77 per share, during the 2016 fiscal transition period, as previously authorized. On January 5, 2017, our board of directors increased the authorization to repurchase up to $300 million of our common stock.

Information about the shares of our common stock that we repurchased during the month ended December 31, 2016 is set forth below:

Month	Number of Shares Purchased	Average Price per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
December 2016	86,246	$66.79	86,246	$88.7

ITEM 6 - SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with (i) "Item 7 ‑ Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) "Item 8 ‑ Financial Statements and Supplementary Data" and (iii) the historical consolidated financial statements of Global Payments and the related notes presented in its Annual Report on Form 10-K for the year ended May 31, 2016. The income statement data for the 2016 fiscal transition period and the fiscal years ended May 31, 2016, 2015, and 2014 and the balance sheet data as of December 31, 2016, May 31, 2016 and 2015 are derived from the audited consolidated financial statements included elsewhere in this Transition Report. The income statement data for fiscal years 2013 and 2012 and the balance sheet data as of May 31, 2014 and 2013 were derived from consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2014. The balance sheet data as of May 31, 2012 was derived from audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2013.

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015	2014	2013	2012

	(in thousands, except per share data)
Income statement data:
Revenues	$2,202,896	$2,898,150	$2,773,718	$2,554,236	$2,375,923	$2,203,847
Operating income	237,951	424,944	456,597	405,499	357,213	307,349
Net income	137,683	290,217	309,115	269,952	238,713	217,566
Net income attributable to Global Payments	124,931	271,666	278,040	245,286	216,125	188,161

Per share data:
Basic earnings per share	$0.81	$2.05	$2.07	$1.70	$1.39	$1.19
Diluted earnings per share	0.81	2.04	2.06	1.69	1.38	1.18
Dividends per share	0.02	0.04	0.04	0.04	0.04	0.04

Balance sheet data (at period end):
Total assets	$10,664,350	$10,509,952	$5,779,301	$4,002,527	$3,114,025	$2,665,678
Settlement lines of credit	392,072	378,436	592,629	440,128	187,461	215,391
Long-term debt	4,438,612	4,515,286	1,740,067	1,390,507	960,749	312,953
Total equity	2,779,342	2,877,404	863,553	1,132,799	1,286,607	1,445,343

The selected financial data in the table above as of December 31, 2016 and May 31, 2016 and for periods then ended reflect the effects of our merger with Heartland and the associated refinancing and increase of our corporate credit facility. See "Note 2 - Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of the merger with Heartland.

Operating income, net income, net income attributable to Global Payments and basic and diluted earnings per share in the table above reflect:

(a) expenses incurred in connection with our merger with Heartland of $91.6 million for the 2016 fiscal transition period and $51.3 million for the year ended May 31, 2016; and,

(b) a credit of $7.0 million (pre-tax) during the year ended May 31, 2014 and charges of $36.8 million (pre-tax) and $84.4 million (pre-tax) for the years ended May 31, 2013 and 2012, respectively, related to a processing system intrusion that occurred in the year ended May 31, 2012.

Finally, net income, net income attributable to Global Payments and basic and diluted earnings per share in the table above reflect for the seven months ended December 31, 2016 a gain of $41.2 million recorded in connection with the sale of our membership interests in Visa Europe.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in "Item 1A - Risk Factors." See "Cautionary Notice Regarding Forward-Looking Statements" located above "Item 1 - Business."

You should read the following discussion and analysis in conjunction with "Item 6 - Selected Financial Data" and "Item 8 - Financial Statements and Supplementary Data."

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

We were incorporated in Georgia as Global Payments Inc. in 2000 and spun-off from our former parent company in 2001. Including our time as part of our former parent company, we have been in the payment technology services business since 1967. Since our spin-off, we have grown our annual revenues from $353 million for the year ended May 31, 2001 to $2.9 billion for the year ended May 31, 2016, through internal expansion of existing operations and through acquisitions. In particular, we recently completed our largest business combination to date when we merged with Heartland Payment Systems, Inc. ("Heartland") in April 2016.

Headquartered in Atlanta, Georgia, we are a member of the Standard & Poor's 500 Index ("S&P 500"), and our common stock is traded on the New York Stock Exchange under the symbol "GPN." Global Payments Inc. and its consolidated subsidiaries are referred to collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

Our payment solutions are similar around the world in that we enable our merchant customers to accept card, electronic, check and digital-based payments at the point of sale. Our comprehensive offerings include terminal sales and deployment, authorization processing, settlement and funding processing, customer support and help-desk functions, chargeback resolution, industry compliance, Payment Card Industry security, consolidated billing and statements and on-line reporting.

The majority of merchant services revenues is generated by services priced as a percentage of transaction amount or a specified fee per transaction, depending on the card type or the vertical. We also earn other fees based on specific services that are unrelated to the number or value of transactions.

Our primary business model is to actively market and provide our payment services directly to merchants through a variety of distribution channels. We offer high touch services that provide our merchants with reliable and secure payment solutions coupled with high quality and responsive support services.

We also provide our services through a wholesale distribution channel where we do not maintain the face-to-face relationship with the merchant. Through our wholesale channel, we provide payment processing services through third-party sales groups referred to as independent sales organizations ("ISOs"). The ISOs act as a third-party sales group selling our payment technology services, with the majority of Global Payments' ISOs marketing direct merchant services.

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

Our business has not had pronounced seasonality in which more than 30% of our revenues occurred in one fiscal quarter. However, each geographic channel has somewhat higher and lower quarters given the nature of the merchant portfolio. While there has been some variation in seasonality across markets, the first (June, July and August) and fourth (March, April and May) fiscal quarters were generally the strongest, and the third (December, January and February) fiscal quarter tended to be the weakest due to lower volumes processed in the months of January and February.

We have changed our fiscal year end from May 31 to December 31, effective December 31, 2016. As a result, the period consisting of the seven months ended December 31, 2016 is considered the "2016 fiscal transition period." When our financial results for the 2016 fiscal transition period are compared to our financial results for the same period in 2015, the results compare the seven-month period from June 1, 2016 through December 31, 2016 to the financial results for the seven-month period from June 1, 2015 through December 31, 2015. The results for the seven months ended December 31, 2015 are unaudited.

Executive Overview

We experienced strong business and financial performance around the world during the 2016 fiscal transition period. Highlights related to our financial condition and results of operations as of December 31, 2016 and for the seven months then ended include the following:

•
Consolidated revenues increased by 27.3% to $2,202.9 million for the 2016 fiscal transition period from $1,730.1 million for the prior-year period, reflecting growth in each of our operating segments and additional revenues from acquired businesses, despite the unfavorable effect of fluctuations in foreign currency exchange rates of $35.3 million.

•
Consolidated operating income was $238.0 million for the 2016 fiscal transition period compared to $306.5 million for the prior-year period. Our operating margin for the 2016 fiscal transition period was 10.8% compared to 17.7% for the prior-year period. The contribution of the revenue growth in local currency was more than offset by an increase in amortization expense of $145.6 million and Heartland integration expenses of $91.6 million.

•
On October 31, 2016, we amended our corporate credit facility, which among other things increased our borrowing capacity by $250 million and reduced the leverage-based margin on our term loans and revolving credit facility. We expect this refinancing to yield $10 million to $12 million of annual interest expense savings, net of additional anticipated expense associated with future interest rate hedging activities.

•
On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe Limited ("Visa Europe"), including ours, and we recorded a gain on the sale of those investments of $41.2 million.

•
Net income attributable to Global Payments was $124.9 million for the 2016 fiscal transition period compared to $194.8 million for prior-year period, reflecting the increase in depreciation and amortization expense, the Heartland integration expenses and the unfavorable effect of fluctuations in foreign currency. Diluted earnings per share were $0.81 for the 2016 fiscal transition period compared to $1.49 for the prior-year period.

Emerging Trends

The payments industry continues to grow worldwide and as a result, certain large payment technology companies, including us, have expanded operations globally by pursuing acquisitions and creating alliances and joint ventures. We expect to continue to expand into new markets internationally or increase our scale and improve our competitiveness in existing markets by pursuing further acquisitions and joint ventures.

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

Acquisitions

On December 15, 2015, we entered into a merger agreement with Heartland, pursuant to which we merged with Heartland on April 22, 2016 in a transaction valued at $4.4 billion, including assumed debt of $0.4 billion. Prior to the merger, Heartland was one of the largest payment services companies in the United States, delivering payment technology services and offering integrated commerce, omnichannel, vertically-oriented software, cloud-based point-of-sale, analytics, marketing, payroll and other solutions that are highly complementary to the services offered by Global Payments. The merger significantly expanded our small and medium-sized enterprise distribution, merchant base and vertical reach in the United States, adding a 1,400-person direct sales force, over 300,000 merchants and $130 billion in annual payments volume. We are leveraging our scalable, worldwide infrastructure to drive revenue enhancements and technological and operational synergies from the merger. See "Note 2— Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of our merger with Heartland.

In connection with our merger with Heartland, we entered into an amendment to our existing corporate credit facility to provide for secured financing of up to $4.78 billion, the incremental proceeds of which were used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the merger-related costs. On October 31, 2016, we further amended our existing corporate credit facility to increase our borrowing capacity and to provide for secured financing of up to $5.03 billion. See "Liquidity and Capital Resources-Long-Term Debt and Lines of Credit" below for further discussion of our credit facilities.

On June 1, 2015, we acquired certain assets of Certegy Check Services, Inc., a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"). Under the purchase arrangement, we acquired substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"), including relationships with gaming clients in approximately 260 locations, for $237.5 million, funded from borrowings on our revolving credit facility and cash on hand.

On March 25, 2015, we acquired Pay and Shop Limited for €110.2 million in cash ($118.9 million equivalent as of the acquisition date) funded by borrowings on our revolving credit facility. Pay and Shop Limited, which does business as Realex Payments, is a leading European online payment gateway technology provider based in Dublin, Ireland. This transaction furthers our strategy to provide omni-channel solutions that combine gateway services, payment service provisioning and payment technology services across Europe.

On October 10, 2014, we completed the acquisition of Ezi Holdings Pty Ltd ("Ezidebit") for AUD302.6 million in cash ($266.0 million equivalent as of the acquisition date). This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its services through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings.

See "Note 2— Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of these and other acquisitions.

Visa Europe

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe. On June 21, 2016, Visa acquired all of the membership interests in Visa Europe, including ours, upon which we recorded a gain of $41.2 million included in interest and other income in our consolidated statement of income for the seven months ended December 31, 2016. We received up-front consideration comprised of €33.5 million ($37.7 million equivalent at June 21, 2016) in cash and Series B and C convertible preferred shares whose initial conversion rate equates to Visa common shares valued at $22.9 million as of June 21, 2016. However, the preferred shares were assigned a value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate, and the estimation uncertainty associated with those factors. The fair value of the preferred shares was determined using inputs classified as Level 3 within the fair value hierarchy due to the absence of quoted market prices, lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. The preferred shares will convert into Visa common shares at periodic intervals over a 12-year period. Based on the outcome of potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares we ultimately receive could be as low as zero, and approximately €25.6 million ($28.8 million equivalent at June 21, 2016) of the up-front cash consideration could be refundable. On the third anniversary of the closing of the acquisition by Visa, we will also receive €3.1 million ($3.5 million at June 21, 2016) of deferred consideration (plus compounded interest at a rate of 4.0% per annum).

Results of Operations

Revenues

The majority of merchant services revenues is generated by services priced as a percentage of transaction amount or a specified fee per transaction, depending on card type. We also charge other fees based on specific services that are unrelated to the number or value of transactions. These revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

In direct merchant acquiring, we provide payment services to merchants and fund settlement either directly, in markets where we have direct membership with the payment networks, or through our relationship with a member financial institution in markets where we are sponsored. Revenues for direct merchant services are recognized in the amount of merchant billing net of interchange. We market our direct merchant services through a variety of sales channels, including a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value-added resellers, which we generally refer to as "direct distribution." We also sell through our ISO channel, where the ISO receives a share of the merchant profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expenses in the consolidated statements of income.

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

Seven Months Ended December 31, 2016 Compared to Seven Months Ended December 31, 2015

The following table sets forth key selected financial data for the seven months ended December 31, 2016 and 2015, this data as a percentage of total revenues, and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the 2016 fiscal transition period are derived from the audited consolidated financial statements included elsewhere in this Transition Report. The income statement data for the seven months ended December 31, 2015 are derived from our unaudited consolidated financial statements for that period.

	Seven Months Ended December 31,		Seven Months Ended December 31,
(dollar amounts in thousands)	2016	% of Revenue(1)	2015	% of Revenue(1)	Change	% Change
Revenues(2):
North America	$1,650,616	74.9%	$1,227,916	71.0%	$422,700	34.4%
Europe	403,823	18.3%	380,246	22.0%	23,577	6.2%
Asia-Pacific	148,457	6.8%	121,908	7.0%	26,549	21.8%
Total revenues	$2,202,896	100.0%	$1,730,070	100.0%	$472,826	27.3%

Consolidated operating expenses(2):
Cost of service	$1,094,593	49.7%	$638,700	36.9%	$455,893	71.4%
Selling, general and administrative	870,352	39.5%	784,823	45.4%	85,529	10.9%
Operating expenses	$1,964,945	89.2%	$1,423,523	82.3%	$541,422	38.0%

Operating income (loss)(2):
North America	$233,850		$191,185		$42,665	22.3%
Europe	145,767		157,722		(11,955)	(7.6)%
Asia-Pacific	37,530		29,564		7,966	26.9%
Corporate(3)	(179,196)		(71,924)		(107,272)	149.1%
Operating income	$237,951	10.8%	$306,547	17.7%	$(68,596)	(22.4)%

Operating margin:
North America	14.2%		15.6%		(1.4)%
Europe	36.1%		41.5%		(5.4)%
Asia-Pacific	25.3%		24.3%		1.0%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effect of acquired businesses from the respective dates of acquisition. Notably, on April 22, 2016, we merged with Heartland as further discussed in "Note 2 - Acquisitions" in the notes to the accompanying consolidated financial statements.

(3) During the seven months ended December 31, 2016, operating loss for Corporate included Heartland integration costs of $91.6 million, which are included in selling, general and administrative expenses in the consolidated statements of income.

Revenues

For the seven months ended December 31, 2016, revenues increased 27.3% to $2,202.9 million compared to the prior-year period, reflecting growth in each of our operating segments, in spite of the unfavorable effect of fluctuations in foreign currency exchange rates. For the seven months ended December 31, 2016, currency exchange rate fluctuations reduced our revenues by $35.3 million compared to the prior-year period, calculated by converting revenues for the seven months ended December 31, 2016 in local currencies using exchange rates for the seven months ended December 31, 2015.

North America Segment. For the seven months ended December 31, 2016, revenues from our North America segment increased by $422.7 million, or 34.4%, compared to the prior-year period to $1,650.6 million primarily due to our merger with Heartland.

Europe Segment. For the seven months ended December 31, 2016, revenues from our Europe segment increased by $23.6 million, or 6.2%, compared to the prior-year period to $403.8 million due to a joint venture with Erste Group Bank AG ("Erste Group") in Central and Eastern Europe that commenced in June 2016, despite the unfavorable effect of currency fluctuations in Europe of $34.3 million.

Asia-Pacific Segment. For the seven months ended December 31, 2016, revenues from our Asia-Pacific segment increased by $26.5 million, or 21.8%, compared to the prior-year period to $148.5 million, primarily due to organic growth.

Operating Expenses

Cost of Service. Cost of service increased by 71.4% to $1,094.6 million for the seven months ended December 31, 2016 compared to the prior-year period. As a percentage of revenues, cost of service increased to 49.7% for the seven months ended December 31, 2016 compared to 36.9% in the prior year. The increase in cost of service was driven primarily by an increase in the variable costs associated with our revenue growth, including those related to our merger with Heartland, and by additional intangible asset amortization associated with recently acquired businesses of $145.6 million for the seven months ended December 31, 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 10.9% to $870.4 million for the seven months ended December 31, 2016 compared to the prior-year period. As a percentage of revenues, selling, general and administrative expenses decreased to 39.5% for the seven months ended December 31, 2016 compared to 45.4% in the prior year. The increase in selling, general and administrative expenses was primarily due to additional costs to support the growth of our business, including incremental expenses associated with the integration of Heartland. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to synergies achieved in general and administrative expenses from the merger with Heartland.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 22.3% to $233.9 million for the seven months ended December 31, 2016 compared to the prior-year period. The increase in operating income was primarily due to revenue growth in our U.S. business, partially offset by expenses associated with the integration of Heartland and additional intangible asset amortization associated with the merger. Operating margin decreased by 1.4 percentage points for the seven months ended December 31, 2016 compared to the prior-year period primarily as a result of the incremental merger-related expenses.

Europe Segment. Operating income in our Europe segment decreased by 7.6% to $145.8 million for the seven months ended December 31, 2016 compared to the prior-year period, including the effect of unfavorable currency fluctuations of $19.6 million. Operating margin decreased 5.4 percentage points for the seven months ended December 31, 2016 compared to the prior-year period. The decreases in operating income and operating margin were primarily driven by the effect of unfavorable currency fluctuations.

Asia-Pacific Segment. Operating income in our Asia segment increased by 26.9% to $37.5 million for the seven months ended December 31, 2016 compared to the prior-year period. Operating margin increased 1.0 percentage point for the seven months ended December 31, 2016 compared to the prior-year period. The increases in operating income and operating margin were primarily due to organic revenue growth.

Corporate. Corporate expenses increased by $107.3 million for the seven months ended December 31, 2016 compared to the prior-year period, primarily due to the merger with Heartland and incremental expenses of $91.6 million associated with its integration.

Other Income/Expense, Net

Interest and other income for the seven months ended December 31, 2016 increase primarily due to a gain of $41.2 million recorded in connection with the sale of our membership interests in Visa Europe.

Interest and other expense increased by $76.8 million for the seven months ended December 31, 2016 compared to the prior-year period primarily due to an increase in interest expense incurred resulting from an increase in the outstanding borrowings to fund the merger with Heartland.

Provision for Income Taxes

Our effective income tax rates were 20.6% and 25.3%, respectively, for the seven months ended December 31, 2016 and 2015. The decrease in our effective income tax rate was primarily due to a higher percentage of income generated in international jurisdictions with lower tax rates (primarily as a result of the merger-related expenses incurred in the United States).

Fiscal Year Ended May 31, 2016 Compared to Fiscal Year Ended May 31, 2015

The following table sets forth key selected financial data for the fiscal years ended May 31, 2016 and 2015, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of the prior year amount.

(dollar amounts in thousands)	2016	% of Revenue(1)	2015	% of Revenue(1)	Change	% Change
Revenues(2):
North America	$2,052,623	70.8%	$1,968,890	71.0%	$83,733	4.3%
Europe	631,900	21.8%	615,966	22.2%	15,934	2.6%
Asia-Pacific	213,627	7.4%	188,862	6.8%	24,765	13.1%
Total revenues	$2,898,150	100.0%	$2,773,718	100.0%	$124,432	4.5%

Consolidated operating expenses(2):
Cost of service	$1,147,639	39.6%	$1,022,107	36.8%	$125,532	12.3%
Selling, general and administrative	1,325,567	45.7%	1,295,014	46.7%	30,553	2.4%
Operating expenses	$2,473,206	85.3%	$2,317,121	83.5%	$156,085	6.7%

Operating income (loss)(2):
North America	$307,626		$293,139		$14,487	4.9%
Europe	244,837		240,014		4,823	2.0%
Asia-Pacific	50,743		39,697		11,046	27.8%
Corporate(3)	(178,262)		(116,253)		(62,009)	53.3%
Operating income	$424,944	14.7%	$456,597	16.5%	$(31,653)	(6.9)%

Operating margin:
North America	15.0%		14.9%		0.1%
Europe	38.7%		39.0%		(0.3)%
Asia-Pacific	23.8%		21.0%		2.8%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effect of acquired businesses from the respective dates of acquisition. Notably, on April 22, 2016, we merged with Heartland as further discussed in "Note 2 - Acquisitions" in the notes to the accompanying consolidated financial statements.

(3) During the fiscal year ended May 31, 2016, operating loss for Corporate included costs of $51.3 million incurred in connection with our merger with Heartland. These merger-related costs are included in selling, general and administrative expenses in the consolidated statements of income.

Revenues

For the fiscal year ended May 31, 2016, revenues increased by 4.5% to $2,898.2 million compared to the prior year, reflecting growth in each of our operating segments, in spite of the unfavorable effect of fluctuations in foreign currency exchange rates. For the fiscal year ended May 31, 2016, currency exchange rate fluctuations reduced our revenues by $117.0 million compared to the prior year, calculated by converting revenues for the year ended May 31, 2016 in local currencies using exchange rates for the year ended May 31, 2015.

North America Segment. For the fiscal year ended May 31, 2016, revenues from our North America segment increased by $83.7 million, or 4.3%, compared to the prior year to $2,052.6 million. The increase was due to growth of $124.4 million, primarily in our U.S. business, partially offset by the unfavorable effect of currency fluctuations in Canada of $40.7 million. The growth in revenues was primarily due to additional revenues from our merger with Heartland and the acquisition of the FIS Gaming Business as well as organic growth in our direct distribution business.

Europe Segment. For the fiscal year ended May 31, 2016, revenues from our Europe segment increased by $15.9 million, or 2.6%, compared to the prior year to $631.9 million. The increase reflects revenue growth in local currencies, generally due to an increase in the number of card transactions and volume growth in the United Kingdom and Spain, partially offset by the unfavorable effect of currency fluctuations in Europe of $62.6 million.

Asia-Pacific Segment. For the fiscal year ended May 31, 2016, revenues from our Asia-Pacific segment increased by $24.8 million, or 13.1%, compared to the prior year to $213.6 million. The increase was primarily due to additional revenues of $29.6 million associated with recent acquisitions and organic growth, partially offset by the unfavorable effect of currency fluctuations.

Operating Expenses

Cost of Service. Cost of service increased by 12.3% to $1,147.6 million during the fiscal year ended May 31, 2016 compared to the prior year. As a percentage of revenues, cost of service increased to 39.6% for fiscal year ended May 31, 2016 compared to 36.8% in the prior year, driven primarily by an increase in the variable costs associated with our revenue growth. The increase in cost of service as a percentage of revenues is due to additional intangible asset amortization of $41.1 million related to acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 2.4% to $1,325.6 million during the fiscal year ended May 31, 2016 compared to the prior year. As a percentage of revenues, selling, general and administrative expenses decreased to 45.7% for fiscal year ended May 31, 2016 from 46.7% in the prior year. The increase in selling, general and administrative expenses was due to additional costs to support the growth of our business, including expenses of $51.3 million associated with our merger with Heartland.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 4.9% to $307.6 million for the fiscal year ended May 31, 2016 compared to the prior year despite the effect of unfavorable currency fluctuations of $20.5 million. The operating margin was 15.0% and 14.9% for the fiscal years ended May 31, 2016 and 2015, respectively. The increase in operating income was primarily due to revenue growth in our U.S. business, partially offset by additional intangible asset amortization related to our acquisitions and the effect of unfavorable currency fluctuations.

Europe Segment. Operating income in our Europe segment increased by 2.0% to $244.8 million for the fiscal year ended May 31, 2016 compared to the prior year despite the effect of unfavorable currency fluctuations of $19.7 million. The operating margin was 38.7% and 39.0% for the fiscal years ended May 31, 2016 and 2015, respectively. The increase in operating income was primarily driven by revenue growth, partially offset by the effect of unfavorable currency fluctuations.

Asia-Pacific Segment. Operating income in our Asia segment increased by 27.8% to $50.7 million for the fiscal year ended May 31, 2016 compared to the prior year despite the effect of unfavorable currency fluctuations in the Asia-Pacific region of $3.4 million. The operating margin was 23.8% and 21.0% for the fiscal years ended May 31, 2016 and 2015, respectively. The increases in operating income and operating margin were due to incremental revenues from the acquisition and subsequent organic growth of Ezidebit, which generates a higher operating margin than our legacy business in the region.

Corporate. Corporate expenses increased to $178.3 million for the fiscal year ended May 31, 2016 compared to the prior year due primarily to expenses of $51.3 million associated with our merger with Heartland.

Other Income/Expense, Net

Interest and other expense increased by $24.9 million for the fiscal year ended May 31, 2016 compared to the prior year primarily due to an increase in borrowings to fund our merger with Heartland.

Provision for Income Taxes

The provision for income taxes decreased by $37.3 million for the fiscal year ended May 31, 2016 compared to the prior year due to a decrease in income before income taxes, largely due to expenses of $51.3 million in the U.S. associated with our merger with Heartland, and a lower effective income tax rate. The decrease in our effective income tax rate from 25.9% to 19.6% during the fiscal year ended May 31, 2016 was primarily due to a higher percentage of the earnings before income taxes derived from foreign operations with lower income tax rates (primarily as a result of the merger-related expenses incurred in the United States) as well as the elimination of certain net deferred tax liabilities associated with undistributed earnings from Canada as a result of management’s plans to reinvest these earnings outside of the United States indefinitely.

Fiscal Year Ended May 31, 2015 Compared to Fiscal Year Ended May 31, 2014

The following table shows key selected financial data for the fiscal years ended May 31, 2015 and 2014, this data as a percentage of total revenues, and the changes between fiscal years in dollars and as a percentage of the prior year amount.

(dollar amounts in thousands)	2015	% of Revenue (1)	2014	% of Revenue (1)	Change	% Change
Revenues(2):
North America	$1,968,890	71.0%	$1,808,992	70.8%	$159,898	8.8%
Europe	615,966	22.2%	587,463	23.0%	28,503	4.9%
Asia-Pacific	188,862	6.8%	157,781	6.2%	31,081	19.7%
Total revenues	$2,773,718	100.0%	$2,554,236	100.0%	$219,482	8.6%

Consolidated operating expenses(2):
Cost of service	$1,022,107	36.8%	$952,225	37.3%	$69,882	7.3%
Selling, general and administrative	1,295,014	46.7%	1,196,512	46.8%	98,502	8.2%
Operating expenses	$2,317,121	83.5%	$2,148,737	84.1%	$168,384	7.8%

Operating income (loss)(2):
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

Revenues

For the fiscal year ended May 31, 2015, revenues increased by 8.6% to $2,773.7 million compared to the prior year, reflecting growth in most of our markets, partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates. For the fiscal year ended May 31, 2015, currency exchange rate fluctuations decreased our revenues by $78.4 million compared to the prior year, calculated by converting revenues for the fiscal year ended May 31, 2015 in local currencies using the prior year rates.

North America Segment. For the fiscal year ended May 31, 2015, revenues from our North America segment increased by 8.8% to $1,968.9 million compared to the prior year despite the unfavorable effect of currency fluctuations in Canada. U.S. revenue growth was driven by growth in our direct distribution channels, including our integrated solutions business, which reflects the addition of Payment Processing, Inc. ("PayPros").

For the fiscal year ended May 31, 2015, revenues in Canada decreased by 2.3% to $313.0 million due to the unfavorable effect of changes in exchange rates, which outweighed revenue growth achieved in local currency resulting from stable business performance and selective pricing initiatives.

Europe Segment. For the fiscal year ended May 31, 2015, revenues from our Europe segment increased by $28.5 million, or 4.9%, to $616.0 million compared to the prior year. The increase reflected growth in local currencies primarily due to growth in the number of card transactions and volume growth, partially offset by the unfavorable effect of currency fluctuations of $50.7 million.

Asia-Pacific Segment. For the fiscal year ended May 31, 2015, revenues from our Asia-Pacific segment increased by $31.1 million, or 19.7%, to $188.9 million compared to the prior year primarily due to the acquisition of Ezidebit.

Operating Expenses

Cost of Service. Cost of service increased by 7.3% during the fiscal year ended May 31, 2015 compared to the prior year. As a percentage of revenues, cost of service decreased to 36.8% for fiscal year 2015 compared to 37.3% in the prior year. The increase in cost of service was driven primarily by an increase in the variable costs associated with revenue growth and additional intangible asset amortization and other incremental cost of service associated with our acquisitions of PayPros and Ezidebit, partially offset by favorable effects of changes in exchange rates.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.2% during the fiscal year ended May 31, 2015 compared to the prior year. As a percentage of revenues, selling, general and administrative expenses was 46.7% for the fiscal year ended May 31, 2015 and 46.8% for the prior year. The increase in selling, general and administrative expenses was primarily due to an increase in commission payments to third-party sales partners and incremental costs related to our acquisitions of PayPros and Ezidebit.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 7.7% to $293.1 million for the fiscal year ended May 31, 2015 compared to the prior year despite the effect of unfavorable currency fluctuations in Canada. The increase in operating income was primarily due to growth in our U.S. direct distribution channels, including the addition of PayPros to our integrated solutions business, partially offset by intangible asset amortization and other incremental operating costs associated with PayPros and the unfavorable effect of exchange rate fluctuations in Canada. The operating margin was 14.9% and 15.0% for the fiscal years ended May 31, 2015 and 2014, respectively.

Europe Segment. Operating income in our Europe segment increased by 14.7% to $240.0 million for the fiscal year ended May 31, 2015 compared to the prior year due to the effects of revenue growth, in spite of the unfavorable effect of currency fluctuations of $13.9 million. The operating margin improved to 39.0% for the fiscal year ended May 31, 2015 compared to the prior year.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 28.7% to $39.7 million for the fiscal year ended May 31, 2015 compared to the prior year. The operating margin increased to 21.0% for the fiscal year ended May 31, 2015 compared to 19.5% for the prior year. The increases in operating income and operating margin for the Asia-Pacific segment were largely due to our acquisition of Ezidebit.

Corporate. Our corporate expenses increased by 8.7% to $116.3 million for the fiscal year ended May 31, 2015 compared to the prior year primarily due to settlement of a legal claim in Europe during the fiscal year ended May 31, 2015 and a credit of $7.0 million associated with the fiscal 2012 processing system intrusion recorded in the fiscal year ended May 31, 2014.

Operating Income

During the fiscal year ended May 31, 2015, our consolidated operating income increased by 12.6% to $456.6 million from $405.5 million in the prior year. The increase was primarily due to revenue growth in all reportable segments partially offset by higher variable costs of services associated with revenue growth, higher intangible asset amortization and other incremental operating costs associated with PayPros and Ezidebit and the unfavorable effect of exchange rate fluctuations. Operating income for the fiscal year ended May 31, 2014 also reflects the effect of the processing system intrusion credit of $7.0 million.

Other Income/Expense, Net

Other expense, net, increased to $39.5 million for the fiscal year ended May 31, 2015 compared to $28.1 million in the prior year. The increase was primarily due to a $10.5 million increase in interest expense on our corporate credit facility and settlement lines of credit, resulting from an increase in average balances outstanding under those debt facilities, and an increase in equity method losses on investments in unconsolidated entities, partially offset by a reversal of interest expense of $3.6 million that had been accrued related to an unrecognized tax benefit. As of May 31, 2015, we eliminated the liability for an unrecognized tax benefit and reduced Interest and other expense in the year ended May 31, 2015 in our accompanying consolidated statement of income. See "Note 9 - Income Tax" in the notes to the accompanying consolidated financial statements for further discussion.

During the fiscal year ended May 31, 2014, we recorded a loss on extinguishment of debt of $2.1 million in connection with the refinancing of our corporate credit facility. In addition, during the fiscal year ended May 31, 2014, we made a final dividend payment to HSBC Asia in the amount of $3.3 million related to a redeemable noncontrolling interest that HSBC Asia held in Global Payments Asia-Pacific, a subsidiary of the Company. The dividend was reflected as interest expense in our consolidated statements of income. During the fiscal year ended May 31, 2014, we recorded a $2.1 million gain in connection with the sale of 50% of our subsidiary in Brazil.

Provision for Income Taxes

Our effective tax rates were 25.9% and 28.5% for the fiscal years ended May 31, 2015 and 2014, respectively. The effective tax rates for the fiscal year ended May 31, 2014 reflects the reduction to the carrying amount of certain U.K. deferred tax assets due to enacted corporate tax rate reductions in the United Kingdom of 3 percentage points. Our effective tax rate differs from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates.

Liquidity and Capital Resources

In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows. Cash flow from operations is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay down debt and to repurchase shares of our common stock. Accumulated cash balances are invested in high-quality, marketable short-term instruments.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. We use our financing, such as our revolving credit facility and our term loans, for general corporate purposes and to fund acquisitions. In addition, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card network. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise.

On December 15, 2015, we entered into a merger agreement with Heartland in a cash-and-stock transaction, as previously described under "Acquisitions" in this discussion and analysis and in "Note 2— Acquisitions" in the notes to the accompanying consolidated financial statements. On February 26, 2016, we amended our existing corporate credit facility to provide for secured financing of up to $4.78 billion, the incremental proceeds of which were used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the merger-related costs. On October 31, 2016, we further amended our corporate credit facility to, among other things, increase our borrowing capacity by $250 million to a total of $5.03 billion and reduce the interest rate margins on the outstanding borrowings under our existing corporate credit facility, as more fully described below in this discussion and analysis under "Long-Term Debt and Lines of Credit" and in "Note 7—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements.

At December 31, 2016, we had cash and cash equivalents totaling $1,162.8 million. Of this amount, we consider $388.8 million to be available for general purposes, which does not include the following: (1) settlement-related cash balances, (2) funds held as collateral for merchant losses ("Merchant Reserves") and (3) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. At December 31, 2016, our cash and cash equivalents included $287.3 million for settlement-related cash balances. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At December 31, 2016, our cash and cash equivalents included $165.2 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf. At December 31, 2016, cash and cash equivalents included funds held for customers of $298.6 million.

Our available cash balance at December 31, 2016 included $275.7 million of cash held by foreign subsidiaries whose earnings are considered indefinitely reinvested outside the United States. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant effect on our liquidity.

Operating activities provided net cash of $502.8 million during the 2016 fiscal transition period, which was primarily attributable to net income of $137.7 million adjusted for non-cash items, including depreciation and amortization expense of $247.6 million, and an increase in working capital of $114.8 million. Fluctuations in working capital are affected by timing of month-end and transaction volume.

Operating activities provided net cash of $585.0 million and $424.7 million, respectively, during the fiscal years ended May 31, 2016 and 2015. The increase in cash flow from operating activities of $160.3 million during fiscal 2016 was primarily due to a decrease in the change in net settlement processing assets of $296.9 million, partially offset by payments of acquisition-related costs of approximately $80 million associated with our merger with Heartland, including costs of $40 million incurred by Heartland that were included in liabilities we assumed as of the acquisition date and paid by us during the fourth quarter of the fiscal year ended May 31, 2016. Fluctuations in settlement processing assets and obligations are largely due to timing of month-end and transaction volume.

Net cash used in investing activities was $86.7 million during the 2016 fiscal transition period, including net cash of $35.5 million used primarily to fund the establishment of our joint venture with Erste Group Bank AG in Central and Eastern Europe. We made capital expenditures of $88.9 million during the 2016 fiscal transition period. In addition, on June 21, 2016, in exchange for all of our membership interest in VE, Visa transferred up-front consideration, including cash of approximately €33.5 million ($37.7 million equivalent at June 21, 2016), to us.

Net cash used in investing activities was $2,127.2 million and $440.9 million, respectively, during the fiscal years ended May 31, 2016 and 2015, including net cash of $2,035.7 million and $359.2 million, respectively, to fund business acquisitions, including our merger with Heartland during the fiscal year ended May 31, 2016. We made capital expenditures of $91.6 million, $92.6 million and $81.4 million during the fiscal years ended May 31, 2016, 2015 and 2014, respectively. During the year ending December 31, 2017, we expect capital expenditures for property and equipment, including internal-use capitalized software development costs, to approximate $160 million.

Net cash used in financing activities for the 2016 fiscal transition period was $265.7 million. Financing activities provided net cash of $1,965.5 million and $141.4 million, respectively, during the fiscal years ended May 31, 2016 and 2015.

During the 2016 fiscal transition period, net repayments of principal under long-term borrowing arrangements were $82.2 million, reflecting repayments of outstanding borrowings under our corporate credit facility. During the fiscal year ended May 31, 2016, we borrowed $1,780 million under our corporate credit facility, which was amended in connection with our merger with Heartland. The incremental proceeds from the new term loans were used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the merger-related costs. In July 2015, we refinanced our then-existing corporate credit facility and used the proceeds of approximately $2.0 billion to repay the then-outstanding balances on our previously existing term loans and revolving credit facility. These activities are further discussed below under "Long-Term Debt and Lines of Credit."

In addition, we used cash of $178.2 million, $136.0 million and $372.4 million during the 2016 fiscal transition period and during the fiscal years ended May 31, 2016 and 2015, respectively, to repurchase shares of our common stock.

We believe that our current level of cash and borrowing capacity under our long-term debt and lines of credit described below, together with future cash flows from operations will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Lines of Credit

July 2015 Refinancing. On July 31, 2015, we amended and restated our existing term loan agreement and our existing revolving credit agreement to provide for a $1.75 billion term loan (the "Term A Loan") and a $1.25 billion revolving credit facility (the "Revolving Credit Facility"), each with a syndicate of financial institutions. We used the proceeds of approximately $2.0 billion to repay the then-outstanding balances on our previously existing term loan and revolving credit facility.

February 2016 Refinancing. On February 26, 2016, in anticipation of our merger with Heartland, we amended and restated our term loan agreement and revolving credit agreement (collectively, the "2016 Credit Facility Agreement") to, among other things, (i) accelerate our repayment schedule for Term A Loan, effective as of February 26, 2016, and (ii) provide security for Term A Loan and the Revolving Credit Facility and modify the applicable financial covenants and interest rate margins. In addition, the 2016 Credit Facility Agreement provided for a new $735 million delayed draw term loan facility (the "Delayed Draw Facility") and a new $1.045 billion term B loan (the "Term B Loan"). The Delayed Draw Facility and Term B Loan were issued on April 22, 2016 in connection with our merger with Heartland, resulting in total financing of approximately $4.78 billion as contemplated by the debt commitment letter that was executed in connection with the Heartland merger agreement. The incremental proceeds from the new loans were used, among other things, to repay certain portions of Heartland’s existing indebtedness and to finance, in part, the cash consideration and the merger-related costs.

October 2016 Refinancing. On October 31, 2016, we amended the 2016 Credit Facility Agreement (as amended, the "Amended 2016 Credit Facility Agreement"), which (i) increased our borrowing capacity under the Delayed Draw Facility (which we now refer to as the "Term A-2 Loan") by $750 million to $1.48 billion, (ii) decreased our outstanding borrowings under the Term B Loan by $500 million to $542 million, (iii) extended the maturity dates for the Term A Loan, the Term A-2 Loan and the Revolving Credit Facility and (iv) decreased the interest rate margin on our term loans and Revolving Credit Facility. The Amended 2016 Credit Facility Agreement provides for secured financing of up to $5.03 billion comprised of (i) the $1.75 billion Term A Loan, (ii) the $1.48 billion Term A-2 Loan, (iii) a $542 million Term B Loan (iv) a $1.25 billion Revolving Credit Facility.

The Amended 2016 Credit Facility Agreement also reduced the leverage-based margin on our term loans and Revolving Credit Facility. We expect this refinancing to yield $10 million to $12 million of annual interest expense savings, net of additional anticipated expense associated with future interest rate hedging activities.

The Amended 2016 Credit Facility Agreement provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of December 31, 2016, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B Loan were 3.02%, 2.97% and 3.27%, respectively.

As of December 31, 2016, the outstanding balance on the term loans was $3,728.9 million. The Term A Loan must be repaid in equal quarterly installments of $43.8 million through August 2021, with the remaining principal balance due upon maturity in October 2021. The Term A-2 Loan must be repaid in quarterly installments of $1.7 million, the first installment of which was made in August 2016, increasing to quarterly installments of $8.6 million in August 2018 and ending in August 2021, with the remaining balance due upon maturity in October 2021. The Term B Loan must be repaid in quarterly installments of $1.4 million, the first installment commencing in December 2016, ending in March 2023, with the remaining principal balance due upon maturity in April 2023.

As of December 31, 2016, the outstanding balance on the Revolving Credit Facility was $756.0 million. The Amended 2016 Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at December 31, 2016 were $446.3 million. As of December 31, 2016, the interest rate on the Revolving Credit Facility was 2.97%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in October 2021.

The portion of debt issuance costs related to the Revolving Credit Facility are included in other noncurrent assets, and the portion of debt issuance costs related to the term loans is reported as a reduction to the carrying amount of the term loans. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

We have lines of credit with banks in the United States and Canada as well as several countries in Europe and in the Asia-Pacific region where we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The lines of credit are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of December 31, 2016, a total of $51.0 million of cash on deposit was used to determine the available credit.

As of December 31, 2016, we had $392.1 million outstanding under these lines of credit with additional capacity of $882.6 million to fund settlement. The weighted-average interest rate on these borrowings was 1.9% at December 31, 2016. During the 2016 fiscal transition period, the maximum and average outstanding balances under these lines of credit were $691.7 million and $365.9 million, respectively.

Compliance with Covenants

The Amended 2016 Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the agreement. Financial covenants require a leverage ratio no greater than (i) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from September 1, 2016 through February 28, 2017, (ii) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from March 1, 2017 through August 31, 2017, (iii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from September 1, 2017 through February 28, 2018 and (iv) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00. The Amended 2016 Credit Facility Agreement and settlement lines of credit also include various other covenants that are customary in such borrowings. The Amended 2016 Credit Facility Agreement includes covenants, subject in each case to exceptions and qualifications that may restrict certain payments, including, in certain circumstances, repurchasing our common stock and paying cash dividends in excess of our current rate of $0.01 per share per quarter.

The Amended 2016 Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of December 31, 2016 and for the 2016 fiscal transition period.

See "Note 7 - Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements for further discussion of our borrowing arrangements.

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

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2016.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2016:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years

	(in thousands)
Long-term debt	$4,484,894	$187,311	$415,648	$3,368,023	$513,912
Interest on long-term debt(1)	620,363	140,374	248,471	209,412	22,106
Settlement lines of credit	392,072	392,072	—	—	—
Operating lease obligations	283,068	36,885	63,962	44,506	137,715
Purchase obligations(2)	245,739	72,732	77,825	58,799	36,383

(1) Interest on long-term debt is based on rates effective and amounts borrowed as of December 31, 2016. The estimated effect of interest rate swaps is included in interest on long-term debt. Since the contractual rates for our long-term debt and settlements on our interest rate swaps are variable, actual cash payments may differ from the estimates provided.

(2) Includes estimate of future payments for noncancelable contractual obligations related to service arrangements with suppliers for fixed or minimum amounts.

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

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of our critical accounting policies are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with "Note 1 - Basis of

Presentation and Summary of Significant Accounting Policies" of the notes to the accompanying consolidated financial statements and the risk factors contained in "Item 1A - Risk Factors" of this Transition Report.

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

Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a two-step quantitative test would be required. In the first step, the reporting unit's carrying amount, including goodwill, would be compared to its fair value. If the carrying amount of the reporting unit is greater than its fair value, step two must be performed. Step two measures the impairment loss, if any, by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill would be determined by assigning the fair value of the reporting unit to all the assets and liabilities of that unit (including unrecognized intangibles) as if the reporting unit had been acquired in a business combination. The excess of the fair value over the amounts assigned to the assets and liabilities of the reporting unit would be the implied fair value of the goodwill. The excess of the carrying amount over the implied fair value of the goodwill would be the impairment loss.

Our assessment of qualitative factors involves significant judgments about expected future business performance and general market conditions. In a quantitative assessment, we estimate the fair value of the reporting unit using a combination of the income approach and the market approach. This requires various assumptions about a reporting unit’s future financial results and cost of capital, including discount rates.

We have seven reporting units: North America merchant services, U.K. merchant services, Asia-Pacific merchant services, Central and Eastern Europe merchant services, Russia merchant services, Spain merchant services and Heartland. As of January 1, 2017, we elected to perform a qualitative assessment of impairment for each of our reporting units, except Heartland for which we performed a quantitative assessment. We determined on the basis of qualitative factors that the fair values of the reporting units for which we performed a qualitative assessment were not "more likely than not" less than their respective carrying amounts. Based on a quantitative assessment, we determined that the goodwill of Heartland was not impaired. We believe that the fair values of our reporting units are substantially in excess of their carrying amounts.

Intangible and Long-lived Assets

Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), acquired technology and trademarks associated with acquisitions. These assets are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks and trade names are based on our plans to phase out the trademarks and trade names in the applicable markets. Acquired technology is amortized on a straight-line basis over its estimated useful life.

Amortization for most of our customer-related intangible assets is calculated using an accelerated method. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. We did not make any significant adjustments to the amortization schedules of our intangible assets during the 2016 fiscal transition period.

We believe that our accelerated method better approximates the expected distribution of cash flows generated by our acquired customer relationships. We use the straight-line method of amortization for our contract-based intangibles and amortizable trademarks.

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

Capitalization of Internal-Use Software

We develop software that is used in providing services to customers. Capitalization of internal-use software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are expensed as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to merchant attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. The carrying amount of internal-use software, including work in progress, at December 31, 2016 was $264.8 million. Costs capitalized during the 2016 fiscal transition period and the years ended May 31, 2016, 2015 and 2014 totaled $37.7 million, $36.5 million, $35.1 million, and $39.1 million, respectively. Internal-use software is amortized over its estimated useful life, which is typically 2 to 10 years, in a manner that best reflects the pattern of economic use of the assets.

Income Taxes

We determine our provision for income taxes using management's judgments, estimates and the interpretation and application of complex tax laws in each of the jurisdictions in which we operate. Judgment is also required in assessing the timing and amounts of deductible and taxable items. These differences result in deferred tax assets and liabilities in our consolidated balance sheet. We believe our tax return positions are fully supportable; however, we recognize the benefit for tax positions only when it is more likely than not that the position will be sustained based on its technical merits. Issues raised by a tax authority may be resolved at an amount different than the related benefit recognized. When facts and circumstances change (including an effective settlement of an issue or statute of limitations expiration), the effect is recognized in the period of change. A portion of the unrecognized tax benefits that exist at December 31, 2016 would affect our provision for income taxes in the future if recognized. Judgment is required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these deferred tax assets are adjusted through our provision for income taxes in the period in which this determination is made.

Reserve for Operating Losses

We experience losses in our card processing services when we are unable to collect amounts from merchant customers for any charges properly reversed by the card issuing financial institution. When we are not able to collect these amounts from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for the reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral by certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We experience check guarantee losses when we are unable to collect the full amount of a guaranteed check from the checkwriter. We refer to both merchant credit losses and check guarantee losses as "operating losses."

We record an estimated liability for operating losses comprised of estimated known losses and estimated incurred but not reported losses. Estimated known losses arise from specific instances of, for example, merchant bankruptcies, closures or fraud of which we are aware at the balance sheet date but for which the ultimate amount of associated loss will not be determined until after the balance sheet date. Estimated known loss accruals are recorded when it is probable that we have incurred a loss and the loss is reasonably estimable. Estimated known losses are calculated at the merchant level based on chargebacks received to date, processed volume, and historical chargeback ratios. The estimate is reduced for the value of any collateral that we hold. Accruals for estimated known losses are evaluated periodically and adjusted as appropriate based on actual loss experience. Incurred but not reported losses result from transactions that we process before the balance sheet date for which we have not yet received chargeback notification. We estimate incurred but not reported losses by applying historical loss ratios to our direct merchant credit card and signature debit card volumes processed. Historically, this estimation process has been materially accurate.

For the 2016 fiscal transition period and for the years ended May 31, 2016, 2015 and 2014, the provision for merchant losses was $4.6 million, $3.7 million, $4.9 million, and $8.7 million, respectively. A 10% increase or decrease in our provision for merchant losses as a percentage of processed volume for the 2016 fiscal transition period would have resulted in a decrease or increase in pretax income of $0.5 million. Further, if our provision for merchant losses as a percentage of processed volume for the 2016 fiscal transition period had equaled our actual merchant losses as a percentage of processed volume for the same prior year period, our income before income taxes would have increased by $0.7 million. As of December 31, 2016, May 31, 2016 and 2015, $2.3 million, $2.5 million and $1.3 million, respectively, were recorded as the estimated liability for merchant losses and were included in settlement processing obligations in the accompanying consolidated balance sheets.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. We have the right to collect the full amount of the check from the checkwriter, but have not historically recovered 100% of the guaranteed checks. We record a liability for estimated losses on returned checks and estimated incurred but not reported losses. We estimate the loss on returned checks by applying historical collection rates to our claims receivable balance.  We estimate incurred but not reported losses by applying historical loss ratios to the face value of our guaranteed checks.  For the 2016 fiscal transition period and for the years ended May 31, 2016, 2015 and 2014, we recorded provisions for check guarantee losses of $15.2 million, $22.8 million, $9.6 million, and $11.9 million, respectively. A 10% increase in our projected loss rate for the 2016 fiscal transition period would have resulted in a decrease in income before income taxes of $1.5 million. Further, if our guarantee loss as a percentage of guarantee volume for the 2016 fiscal transition period had equaled our guarantee loss as a percentage of guarantee volume for the same prior year period, our income before income taxes would have increased by $2.8 million. As of December 31, 2016, May 31, 2016 and 2015, the liabilities for check guarantee losses were $5.8 million, $4.9 million and $2.7 million, respectively, which were included as a valuation allowance against claims receivable in the accompanying consolidated balance sheets.

We derive our projected loss rate assumptions primarily based on a rolling six-to-twelve-month analysis of historic loss activity. These assumptions, however, bear the risk of change, which may occur as a result of several qualitative factors. For merchant losses, these factors include the following: a change in the creditworthiness of our merchant customers; a change in the levels of credit card fraud affecting our merchant customers; and a change in the effectiveness of our internal credit, risk management, and collection departments. For check guarantee losses, these factors include a change in the levels of dishonored consumer checks presented to our guarantee service merchant customers and a change in the effectiveness of our internal check guarantee procedures, customer acceptance and retention policies, or collection protocols. Application of our percentage assumptions involve uncertainty regarding changes in any of the factors above, especially those that are outside of our control, such as the financial health of the economies in which we operate at a regional or national level and the related impact on our customers.

Effect of New Accounting Pronouncements - Recently Issued Pronouncements Not Yet Adopted

Refer to "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the accompanying consolidated financial statements for information on recently issued accounting pronouncements not yet adopted.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For the 2016 fiscal transition period, currency rate fluctuations reduced our revenues by $35.3 million and our operating income by $19.8 million as compared to the prior year, calculated by converting current period revenues and expenses in local currency using the prior period rates. For the year ended May 31, 2016, currency rate fluctuations reduced our revenues by $117.0 million and our operating income by $43.6 million as compared to the prior fiscal year, calculated by converting revenues and expenses for fiscal 2016 in local currency using prior-year period rates.

Generally, the functional currency of our various subsidiaries is their local currency.  We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the 2016 fiscal transition period and the years ended May 31, 2016, 2015 and 2014, our transaction gains and losses were insignificant.

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

We have term loans and a revolving credit facility that we use for general corporate purposes, as well as various lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and settlement lines of credit are based on market rates and fluctuate accordingly. As of December 31, 2016, $4.9 billion was outstanding under these variable-rate debt arrangements and settlement lines of credit.

The interest earned on our cash investments and the interest paid on our debt are based on variable interest rates; therefore, the exposure of our net income to a change in interest rates is partially mitigated as an increase in rates would increase both interest income and interest expense, and a reduction in rates would decrease both interest income and interest expense. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have interest rate swaps that reduce a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in "Note 7 - Long-Term Debt and Lines of Credit" in the notes to our accompanying consolidated financial statements.

Based on balances outstanding under variable-rate debt agreements and cash investment balances at December 31, 2016, a hypothetical increase of 50 basis points in applicable interest rates as of December 31, 2016 would increase our annual interest expense by approximately $19.4 million and increase our annual interest income by approximately $2.6 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Global Payments Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the seven months ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company changing its fiscal year end from May 31 to December 31.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Global Payments Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2016, May 31, 2016 and May 31, 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the seven months ended December 31, 2016 and for each of the three years in the period ended May 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Payments Inc. and subsidiaries as of December 31, 2016, May 31, 2016 and May 31, 2015, and the results of their operations and their cash flows for the seven months ended December 31, 2016 and for each of the three years in the period ended May 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from May 31 to December 31.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 28, 2017

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015	2014

Revenues	$2,202,896	$2,898,150	$2,773,718	$2,554,236
Operating expenses:
Cost of service	1,094,593	1,147,639	1,022,107	952,225
Selling, general and administrative	870,352	1,325,567	1,295,014	1,196,512
	1,964,945	2,473,206	2,317,121	2,148,737

Operating income	237,951	424,944	456,597	405,499

Interest and other income	44,382	5,284	4,949	13,663
Interest and other expense	(108,989)	(69,316)	(44,436)	(41,812)
	(64,607)	(64,032)	(39,487)	(28,149)

Income before income taxes	173,344	360,912	417,110	377,350
Provision for income taxes	(35,661)	(70,695)	(107,995)	(107,398)
Net income	137,683	290,217	309,115	269,952
Less: Net income attributable to noncontrolling interests	(12,752)	(18,551)	(31,075)	(24,666)
Net income attributable to Global Payments	$124,931	$271,666	$278,040	$245,286

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.81	$2.05	$2.07	$1.70
Diluted earnings per share	$0.81	$2.04	$2.06	$1.69
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Seven Months Ended December 31,	Year End May 31,
	2016	2016	2015	2014

Net income	$137,683	$290,217	$309,115	$269,952
Other comprehensive (loss) income:
Foreign currency translation adjustments	(92,229)	(55,858)	(220,641)	17,034
Income tax benefit related to foreign currency translation adjustments	—	—	12,152	3,133
Unrealized gains (losses) on hedging activities	5,532	(12,859)	(10,116)	—
Reclassification of losses on hedging activities to interest expense	4,222	8,240	3,958	—
Income tax (expense) benefit related to hedging activities	(3,639)	1,738	2,284	—
Other, net of tax	1,030	(848)	(450)	173
Other comprehensive (loss) income	(85,084)	(59,587)	(212,813)	20,340
Comprehensive income	52,599	230,630	96,302	290,292
Less: comprehensive income attributable to noncontrolling interests	(4,335)	(19,022)	(2,478)	(31,720)
Comprehensive income attributable to Global Payments	$48,264	$211,608	$93,824	$258,572
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2016	May 31, 2016	May 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$1,162,779	$1,044,728	$650,739
Accounts receivable, net of allowances for doubtful accounts of $1,092, $353 and $468, respectively	275,032	281,612	202,390
Claims receivable, net of allowances for doubtful accounts of $5,786, $4,868 and $2,684, respectively	8,202	6,799	548
Settlement processing assets	1,546,854	1,336,326	2,394,822
Prepaid expenses and other current assets	123,139	181,848	41,416
Total current assets	3,116,006	2,851,313	3,289,915
Goodwill	4,807,594	4,829,405	1,491,833
Other intangible assets, net	2,085,292	2,264,708	560,136
Property and equipment, net	526,370	493,678	374,143
Deferred income taxes	15,789	22,719	30,428
Other noncurrent assets	113,299	48,129	32,846
Total assets	$10,664,350	$10,509,952	$5,779,301
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$392,072	$378,436	$592,629
Current portion of long-term debt	177,785	135,542	61,784
Accounts payable and accrued liabilities	804,887	696,414	326,875
Settlement processing obligations	1,477,212	1,220,315	2,033,900
Total current liabilities	2,851,956	2,430,707	3,015,188
Long-term debt	4,260,827	4,379,744	1,678,283
Deferred income taxes	676,472	744,862	202,855
Other noncurrent liabilities	95,753	77,235	19,422
Total liabilities	7,885,008	7,632,548	4,915,748
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—	—
Common stock, no par value; 200,000,000 shares authorized; 152,185,616 issued and outstanding at December 31, 2016; 154,421,585 issued and outstanding at May 31, 2016 and 130,557,676 issued and outstanding at May 31, 2015	—	—	—
Paid-in capital	1,816,278	1,976,715	148,742
Retained earnings	1,137,230	1,015,811	795,226
Accumulated other comprehensive loss	(322,717)	(246,050)	(185,992)
Total Global Payments shareholders’ equity	2,630,791	2,746,476	757,976
Noncontrolling interests	148,551	130,928	105,577
Total equity	2,779,342	2,877,404	863,553
Total liabilities and equity	$10,664,350	$10,509,952	$5,779,301
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015	2014
Cash flows from operating activities:
Net income	$137,683	$290,217	$309,115	$269,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	53,242	74,192	64,918	60,124
Amortization of acquired intangibles	194,329	113,689	72,587	61,945
Share-based compensation expense	18,707	30,809	21,056	29,793
Provision for operating losses and bad debts	24,074	27,202	14,506	20,574
Amortization of capitalized customer acquisition costs	14,982	1,776	—	—
Deferred income taxes	(33,523)	(18,162)	81,079	(1,799)
Gain on sale of investments	(41,150)	—	—	—
Other, net	19,701	7,481	3,073	(1,484)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	2,189	(14,542)	1,248	(18,539)
Claims receivable	(16,607)	(29,078)	(9,317)	(11,569)
Settlement processing assets and obligations, net	35,599	218,061	(78,794)	(241,431)
Prepaid expenses and other assets	30,604	(23,176)	14,743	23,788
Capitalized customer acquisition costs	(58,161)	(11,962)	—	—
Accounts payable and other liabilities	121,140	(81,506)	(69,513)	2,744
Net cash provided by operating activities	502,809	585,001	424,701	194,098
Cash flows from investing activities:
Business, intangible and other asset acquisitions, net of cash acquired	(35,487)	(2,035,657)	(359,187)	(426,524)
Capital expenditures	(88,913)	(91,591)	(92,550)	(81,411)
Net proceeds from sale of investments	37,717	—	—	—
Other	—	—	10,816	6,265
Net cash used in investing activities	(86,683)	(2,127,248)	(440,921)	(501,670)
Cash flows from financing activities:
Net borrowings (repayments) on settlement lines of credit	20,582	(206,009)	198,884	252,667
Proceeds from issuance of long-term debt	1,299,000	6,078,230	2,496,842	2,690,000
Principal payments of long-term debt	(1,381,161)	(3,691,608)	(2,148,907)	(2,260,597)
Payment of debt issuance costs	(9,279)	(63,382)	—	(5,961)
Repurchase of common stock	(178,165)	(135,954)	(372,387)	(447,307)
Proceeds from stock issued under share-based compensation plans	6,093	8,480	22,550	31,727
Common stock repurchased - share-based compensation plans	(20,390)	(12,236)	(15,690)	(5,681)
Tax benefit from share-based compensation plans	13,017	7,889	5,176	6,475
Purchase of subsidiary shares from noncontrolling interest	—	(7,550)	—	—
Proceeds from sale of subsidiary shares to noncontrolling interest	—	16,374	—	—
Distributions to noncontrolling interests	(12,365)	(23,308)	(39,753)	(36,670)
Dividends paid	(3,069)	(5,439)	(5,340)	(5,757)
Net cash (used in) provided by financing activities	(265,737)	1,965,487	141,375	218,896
Effect of exchange rate changes on cash	(32,338)	(29,251)	(56,288)	(9,922)
Increase (decrease) in cash and cash equivalents	118,051	393,989	68,867	(98,598)
Cash and cash equivalents, beginning of the period	1,044,728	650,739	581,872	680,470
Cash and cash equivalents, end of the period	$1,162,779	$1,044,728	$650,739	$581,872
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2016	154,422	$1,976,715	$1,015,811	$(246,050)	$2,746,476	$130,928	$2,877,404
Net income			124,931		124,931	12,752	137,683
Other comprehensive loss, net of tax				(76,667)	(76,667)	(8,417)	(85,084)
Stock issued under share-based compensation plans	549	6,093			6,093		6,093
Common stock repurchased - share-based compensation plans	(267)	(20,532)			(20,532)		(20,532)
Tax benefit from employee share-based compensation		13,017			13,017		13,017
Share-based compensation expense		18,707			18,707		18,707
Contribution of subsidiary shares to noncontrolling interest related to a business combination						25,653	25,653
Distributions to noncontrolling interests						(12,365)	(12,365)
Repurchase of common stock	(2,518)	(177,722)	(443)		(178,165)		(178,165)
Dividends paid ($0.02 per share)			(3,069)		(3,069)		(3,069)
Balance at December 31, 2016	152,186	$1,816,278	$1,137,230	$(322,717)	$2,630,791	$148,551	$2,779,342
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2015	130,558	$148,742	$795,226	$(185,992)	$757,976	$105,577	$863,553
Net income			271,666		271,666	18,551	290,217
Other comprehensive (loss) income				(60,058)	(60,058)	471	(59,587)
Stock issued under share-based compensation plans	591	8,480			8,480		8,480
Common stock repurchased - share-based compensation plans	(220)	(12,193)			(12,193)		(12,193)
Tax benefit from share-based compensation plans		7,889			7,889		7,889
Share-based compensation expense		30,809			30,809		30,809
Issuance of common stock in connection with a business combination	25,645	1,879,458			1,879,458		1,879,458
Purchase of subsidiary shares from noncontrolling interest		(11)			(11)	(7,539)	(7,550)
Sale of subsidiary shares to noncontrolling interest						16,374	16,374
Distributions to noncontrolling interests						(23,308)	(23,308)
Contribution of subsidiary shares to noncontrolling interest related to a business combination		3,853			3,853	20,802	24,655
Repurchase of common stock	(2,152)	(90,312)	(45,642)		(135,954)		(135,954)
Dividends paid ($0.04 per share)			(5,439)		(5,439)		(5,439)
Balance at May 31, 2016	154,422	$1,976,715	$1,015,811	$(246,050)	$2,746,476	$130,928	$2,877,404
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2014	137,692	$183,023	$815,980	$(1,776)	$997,227	$135,572	$1,132,799
Net income			278,040		278,040	31,075	309,115
Other comprehensive loss				(184,216)	(184,216)	(28,597)	(212,813)
Stock issued under share-based compensation plans	2,065	22,550			22,550		22,550
Common stock repurchased - share-based compensation plans	(197)	(7,435)			(7,435)		(7,435)
Tax benefit from share-based compensation plans		5,176			5,176		5,176
Share-based compensation expense		21,056			21,056		21,056
Distributions to noncontrolling interest						(39,753)	(39,753)
Noncontrolling interest from business combination						7,280	7,280
Repurchase of common stock	(9,002)	(75,628)	(293,454)		(369,082)		(369,082)
Dividends paid ($0.04 per share)			(5,340)		(5,340)		(5,340)
Balance at May 31, 2015	130,558	$148,742	$795,226	$(185,992)	$757,976	$105,577	$863,553
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

These consolidated financial statements include our accounts and those of our majority-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and present our financial position, results of operations and cash flows. On July 27, 2016, the board of directors authorized a change in our fiscal year end from May 31 to December 31. As a result, the period consisting of the seven months ended December 31, 2016 is considered the "2016 fiscal transition period."

Merger with Heartland— On December 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Heartland Payment Systems, Inc. ("Heartland"), pursuant to which we merged with Heartland in a cash-and-stock transaction which we completed on April 22, 2016. See "Note 2—Acquisitions" for further information.

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

Certain of our integrated payments solutions arrangements contain multiple elements, such as equipment, perpetual licenses, software-as-a-service, maintenance, installation and training. We allocate consideration to each element based on the relative-selling-price method.  For certain arrangements, customers pay in advance, but revenue is recognized over the service period.  In multiple element arrangements where more-than-incidental software elements are included, the entire amount of revenue under the arrangement is deferred until all elements have been delivered or objective evidence of the fair value of the undelivered items can be established. The amounts paid by in advance by customers and amounts deferred for software arrangements are reflected as unearned revenue in the consolidated balance sheets with the portion estimated to be recognized as revenue within the next twelve months reflected in current liabilities and the remainder reflected in other noncurrent liabilities.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We consider certain portions of our cash and cash equivalents to be unrestricted but not available for general purposes. The amount of cash that we consider to be available for general purposes does not include the following: (1) settlement-related cash balances, (2) funds held as collateral for merchant losses ("Merchant Reserves") and (3)

funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with financial institutions that sponsor us and is in accordance with guidelines set by the card networks. See "Note 3 - Settlement Processing Assets and Obligations" and discussion below for further information. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf.

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

Reserve for operating losses— Our merchant customers are liable for any charges or losses that occur under the merchant agreement. We experience losses in our card processing services when we are unable to collect amounts from merchant customers for any charges properly reversed by the card issuing financial institutions. When we are not able to collect these amounts from the merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for the reversed charges. We require cash deposits, guarantees, letters of credit and other types of collateral from certain merchants to minimize any such contingent liability, and we also utilize a number of systems and procedures to manage merchant risk. We experience check guarantee losses when we are unable to collect the full amount of a guaranteed check from the checkwriter. We refer to both merchant credit losses and check guarantee losses as "operating losses."

We record an estimated liability for operating losses comprised of estimated known losses and estimated incurred but not reported losses. Estimated known losses arise from specific instances of, for example, merchant bankruptcies, closures or fraud of which we are aware at the balance sheet date but for which the ultimate amount of associated loss will not be determined until after the balance sheet date. Estimated known loss accruals are recorded when it is probable that we have incurred a loss and the loss is reasonably estimable. Estimated known losses are calculated at the merchant level based on chargebacks received to date, processed volume, and historical chargeback ratios. The estimate is reduced for any collateral that we hold. Accruals for estimated known losses are evaluated periodically and adjusted as appropriate based on actual loss experience. Incurred but not reported losses result from transactions that we process before the balance sheet date for which we have not yet received chargeback notification. We estimate incurred but not reported losses by applying historical loss ratios to our direct merchant credit card and signature debit card volumes processed. The estimated known losses and the estimated incurred but not reported losses are subject to the risk that actual amounts may differ significantly from estimates recorded.

As of December 31, 2016, May 31, 2016 and 2015, the estimated liability for operating losses from merchant card processing services was $2.3 million, $2.5 million and $1.3 million, respectively, and was included in settlement processing obligations in the consolidated balance sheets. For the 2016 fiscal transition period and the fiscal years ended May 31, 2016, 2015 and 2014, the provision for merchant losses was $4.6 million, $3.7 million, $4.9 million and $8.7 million, respectively, and was included in cost of service in the consolidated statements of income.

In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. We have the right to collect the full amount of the check from the checkwriter, but have not historically always recovered 100% of the guaranteed checks. We record a liability for estimated losses on returned checks and estimated incurred but not reported losses.  We estimate the loss on returned checks by applying historical collection rates to our claims receivable balance. We estimate incurred but not reported losses by applying historical loss ratios to the face value of our guaranteed checks.  As of December 31, 2016, May 31, 2016 and 2015, the liabilities for check guarantee losses were $5.8 million, $4.9 million and $2.7 million, respectively, which are included as a valuation allowance against claims receivable in the consolidated balance sheets. For the 2016 fiscal transition period and the fiscal years ended May 31, 2016, 2015 and 2014, we recorded related expenses of $15.2 million, $22.8 million, $9.6 million and $11.9 million, respectively, which were included in cost of service in the consolidated statements of income. The estimated check returns and recovery amounts are subject to the risk that actual amounts returned and recovered in the future may differ significantly from the estimated valuation allowance.

As the potential for merchants’ failure to settle individual reversed charges from consumers in our merchant card processing offering and the timing of individual checks clearing the payers’ banks in our check guarantee offering are not predictable, it is not practicable to calculate the maximum amounts for which we could be liable under the guarantees issued under the merchant card processing and check guarantee service offerings. It is also not practicable to estimate the extent to which merchant collateral or subsequent collections of dishonored checks, respectively, would offset these exposures due to these same uncertainties.

Capitalized customer acquisition costs— Capitalized customer acquisition costs, which are included in other noncurrent assets, consist of (1) up-front signing bonus payments made to certain salespersons for the establishment of certain of our new merchant relationships and (2) a deferred acquisition cost representing the estimated cost of buying out the residual commissions of certain vested salespersons. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through merchant profitability. The capitalized customer acquisition costs are amortized using a method which approximates a proportional revenue approach over the initial term of the related merchant contract.

Up-front signing bonuses paid for certain new accounts are based on the estimated profitability for the first year of the merchant contract. The signing bonus, amount capitalized, and related amortization are adjusted after the first year to reflect the actual profitability generated by the merchant contract during that year. The deferred customer acquisition cost asset is accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, as described below.

We evaluate the capitalized customer acquisition costs for impairment on an annual basis by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss would be charged to operations. Based on our evaluation, we determined that no impairment of capitalized customer acquisition costs had occurred as of December 31, 2016.

Property and equipment— Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, except for certain technology assets discussed below. Leasehold improvements are amortized over the lesser of the remaining term of the lease and the useful life of the asset.

We develop software that is used to provide services to customers. Capitalization of internal-use software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, and it is probable the project will be completed and used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are expensed as incurred. Internal-use software is amortized over its estimated useful life, which is typically 2 to 10 years, in a manner that best reflects the pattern of economic use of the assets.

Goodwill— We test goodwill for impairment at the reporting unit level annually as of January 1 and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit.

Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a two-step quantitative test would be required.

We have seven reporting units: North America merchant services, U.K. merchant services, Asia-Pacific merchant services, Central and Eastern Europe merchant services, Russia merchant services, Spain merchant services and Heartland. As of January 1, 2017, we elected to perform a qualitative assessment of impairment for each of our reporting units, except Heartland for which we performed a quantitative assessment. We determined on the basis of qualitative factors that the fair values of the reporting units for which we performed a qualitative assessment were not more likely than not less than their respective carrying amounts. Based on a quantitative assessment, we determined that the goodwill of Heartland was not impaired. We believe that the fair values of our reporting units are substantially in excess of their carrying amounts.

Other intangible assets— Other intangible assets primarily represent customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as noncompete agreements, referral agreements and processing rights), acquired technologies, trademarks and trade names associated with acquisitions. These assets are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks and trade names are based on our plans to use the trademarks and trade names in the applicable markets. Acquired technology is amortized on a straight-line basis over its estimated useful life.

Amortization for most of our customer-related intangible assets is calculated using an accelerated method. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquisition-date fair value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant number of asset interdependencies that exist in our business. We believe that our accelerated method reflects the expected pattern of the benefit to be derived from the acquired customer relationships.

We use the straight-line method of amortization for our contract-based intangibles, amortizable trademarks and trade names and acquired technologies.

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. The carrying amounts of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at December 31, 2016, May 31, 2016 or May 31, 2015.

Accrued buyout liability— Certain of our salespersons are paid residual commissions based on the profitability generated by certain merchants. We have the right, but not the obligation, to buy out some or all of these commissions and intend to do so periodically. Such purchases of the commissions are at a fixed multiple of the last 12 months' commissions. Because of our intent and ability to execute purchases of the residual commissions, and the mutual understanding between us and our salespersons, we have accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. We therefore record the amount that we would have to pay (the "settlement cost") to buy out non-servicing related commissions in their entirety from vested salespersons, and an estimated amount for unvested salespersons, based on their progress towards vesting and the expected percentage that will become vested. As noted above, as the liability increases over the first year of the related merchant contract, we record a related asset for currently vested salespersons. Subsequent changes in the estimated accrued buyout liability due to merchant attrition, same-store sales growth or contraction and changes in profitability are included in the selling, general and administrative expense in the consolidated statement of income.

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

We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. We designated each of our interest rate swap agreements as a cash flow hedge of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument would be immediately recognized in earnings. See "Note 7 - Long-Term Debt and Lines of Credit" for more information about our interest rate swaps.

Fair value measurements— Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. GAAP establishes a fair value hierarchy that categorizes the inputs to valuation techniques into three broad levels. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our assumptions and include situations where there is little or no market activity for the asset or liability.

Fair value of financial instruments— The carrying amounts of cash and cash equivalents, receivables, settlement lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our long-term debt includes variable interest rates based on the London Interbank Offered Rate ("LIBOR"), the Federal Funds Effective Rate (as defined in the debt agreements) or the prime rate, plus a margin based on our leverage position. At December 31, 2016, the carrying amount of our long-term debt exclusive of debt issuance costs approximated fair value, which is calculated using Level 2 inputs. The fair values of our swap agreements were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date, and classified within Level 2 of the valuation hierarchy. See "Note 7 – Long-Term Debt and Lines of Credit" for further information.

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is the local currency. The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated into the reporting currency at the period-end rate of exchange. Income statement items are translated at the weighted-average rates prevailing during the period. The resulting translation adjustment is recorded as a component of other comprehensive income and is included in accumulated comprehensive income within equity in our consolidated balance sheets.

Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period.  For the 2016 fiscal transition period and the fiscal years ended May 31, 2016, 2015 and 2014, our transaction gains and losses were insignificant. Transaction gains and losses on intercompany balances of a long-term investment nature are recorded as a component of other comprehensive income and included in accumulated comprehensive income within equity in our consolidated balance sheets.

Earnings per share— Basic earnings per share ("EPS") is computed by dividing reported net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. There were no antidilutive stock options that would have an antidilutive effect on the computation of diluted EPS for the 2016 fiscal transition period or for the fiscal years ended May 31, 2016, 2015, and 2014.

The following table sets forth the computation of the diluted weighted-average number of shares outstanding for all periods presented:

	Seven Months Ended December 31,	Years Ended May 31,
	2016	2016	2015	2014

	(in thousands)
Basic weighted-average number of shares outstanding	153,342	132,284	134,072	144,238
Plus: Dilutive effect of stock options and other share-based awards	889	883	850	1,138
Diluted weighted-average number of shares outstanding	154,231	133,167	134,922	145,376

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

Reclassifications— To conform to the presentation in the transition period, we made a reclassification in our cash flow statement for the fiscal year ended May 31, 2016 to separately present $1.8 million of "amortization of capitalized customer acquisition costs" previously included in "other, net" among the adjustments to reconcile net income to net cash provided by operating activities. We also made a reclassification to separately present $12.0 million of "capitalized customer acquisition costs" previously included in "prepaid expenses and other" among the changes in operating assets and liabilities. These reclassifications had no effect on net cash provided by operating activities for the fiscal year ended May 31, 2016.

Recently Adopted Accounting Pronouncements— In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, "Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance did not change GAAP for a customer’s accounting for service contracts. We adopted this standard as of June 1, 2016 on a prospective basis, and it was not material to our balance sheet and/or our results of operations or cash flows.

Recently Issued Pronouncements Not Yet Adopted

Accounting Standard Codification ("ASC") 606 - New Revenue Standard

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or modified retrospective transition method. The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued additional interpretive guidance, including new accounting standards updates that clarify certain points of the standard and modifies certain requirements.

We have performed a review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We are reviewing customer contracts and are in the process of applying the five-step model of the new standard to each contract category we have identified and will compare the results to our current accounting practices. We plan to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018. We will likely apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, we would not restate the prior financial statements presented, therefore the new standard requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

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

Other Accounting Standards Updates

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The ASU proposes to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Amendments in this ASU should be applied on a prospective basis. The ASU will become effective for us on January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the effect of ASU 2017-04 on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, with the expectation that fewer will qualify as acquisitions (or disposals) of businesses. The amendments in this update should be applied prospectively on or after the effective date. The ASU will become effective for us on January 1, 2018. Early adoption is permitted for certain transactions that occur before the effective date. We are evaluating the effect of ASU 2017-01 on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The amendments in this update state that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property and equipment, when the transfer occurs. The amendments in this update will become effective for us on January 1, 2018. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are evaluating the effect of ASU 2016-16 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which makes clarifications to how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. ASU 2016-15 will become effective for us on January 1, 2018, and will require adoption on a retrospective basis. Early adoption is permitted. We are evaluating the effect of ASU 2016-15 on our consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments." The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will become effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. We are evaluating the effect of ASU 2016-13 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The amendments in this update will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of the excess deficiencies or shortfalls of awards in the statement of income when the awards vest or are settled. This update also changes the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and permits entities to elect to recognize forfeitures based on actuals or estimates. Finally, the update eliminates the hypothetical additional paid-in capital pool, permits stock option deductions even if not realized in the current year on a return, requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity and potentially has a dilutive effect on EPS to the extent that excess tax benefits have historically been included in the calculation of diluted EPS. We will adopt the various amendments in ASU 2016-09 in our consolidated financial statements for the quarterly period ending March 31, 2017 with an effective date of January 1, 2017. As required, we will use the modified retrospective transition method for amendments related to the timing of when excess tax benefits are recognized by means of a cumulative-effect adjustment to shareholders' equity as of January 1, 2017. We also plan to account for forfeitures when they occur. Finally, the excess tax benefits from our share-based compensation plans are currently presented as a financing activity in our consolidated statement of cash flows and will be presented as an operating activity using a retrospective transition method. We do not expect the adoption of these amendments will have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases." The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. In addition, several new disclosures will be required. Although early adoption is permitted, we expect to adopt ASU 2016-02 when it becomes effective for us on January 1, 2019. Adoption will require a modified retrospective transition where the lessees are required to recognize and measure leases at the beginning of the earliest period presented. We have not completed our evaluation of the effect of ASU 2016-02 on our consolidated financial statements; however, we expect to recognize right of use assets and liabilities for our operating leases in the balance sheet upon adoption.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures and limited liability companies) to be measured at fair value with changes in the fair value recognized through earnings. Equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The guidance will become effective for us on January 1, 2018. Except for specific aspects of this pronouncement, early adoption of the amendments in this update is not permitted. We are evaluating the effect of ASU 2016-01 on our consolidated financial statements.

NOTE 2— ACQUISITIONS

Fiscal Year Ended May 31, 2016

Heartland

On December 15, 2015, we entered into the Merger Agreement with Heartland, pursuant to which we merged with Heartland in a cash-and-stock transaction that we completed on April 22, 2016. In accordance with the terms and subject to the conditions set forth in the Merger Agreement, as a result of the transaction, each outstanding share of Heartland common stock was converted into the right to receive $53.28 in cash and 0.6687 shares of our common stock, which as of the closing date represented total purchase consideration of $3.9 billion, the cash portion of which was financed with debt.

The following table summarizes the cash and non cash components of the consideration transferred on April 22, 2016 (in thousands):

Cash consideration paid to Heartland stockholders	$2,043,362
Fair value of Global Payments common stock issued to Heartland stockholders	1,879,458
Total purchase consideration	$3,922,820

The merger date fair value of common stock issued to Heartland stockholders and equity award holders was determined based on 38.4 million shares of Heartland common stock, including common stock outstanding and equity awards for which vesting accelerated in accordance with the Merger Agreement, multiplied by the exchange ratio of 0.6687 and the closing share price of Global Payments common stock as of April 22, 2016 of $73.29 per share, as shown in the table below (in thousands, except share data):

Shares of Heartland common stock	38,350
Exchange ratio	0.6687
Shares of Global Payments common stock issued	25,645
Price per share of Global Payments common stock	$73.29
Fair value of Global Payments common stock issued to Heartland stockholders	$1,879,458

This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The initial accounting for this acquisition was complete as of December 31, 2016, except for the fair value of deferred income taxes and certain other assets and liabilities, which are subject to adjustment as we obtain additional information. Additional time is needed particularly to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes. Measurement-period adjustments, which are reflected in the table below, had no material effect on earnings or other comprehensive income for the current or prior periods.

The estimated provisional acquisition-date fair values of major classes of assets acquired and liabilities assumed as originally reported as of May 31, 2016 and as subsequently revised during the 2016 fiscal transition period for measurement period adjustments, including a reconciliation to the total purchase consideration, are as follows:

	May 31, 2016	Measurement Period Adjustments	December 31, 2016

	(in thousands)
Cash and cash equivalents	$304,747	$—	$304,747
Accounts receivable	68,548	1,837	70,385
Prepaid expenses and other assets	106,450	(3,360)	103,090
Identified intangible assets	1,639,040	—	1,639,040
Property and equipment	112,222	(5,639)	106,583
Debt	(437,933)	—	(437,933)
Accounts payable and accrued liabilities	(453,550)	(4,213)	(457,763)
Settlement processing obligations	(20,978)	(15,600)	(36,578)
Deferred income taxes	(553,432)	34,638	(518,794)
Other liabilities	(58,542)	(6,396)	(64,938)
Total identifiable net assets	706,572	1,267	707,839
Goodwill	3,216,248	(1,267)	3,214,981
Total purchase consideration	$3,922,820	$—	$3,922,820

Prior to the merger, Heartland was one of the largest payment services companies in the United States, delivering payment technology services and offering integrated commerce, omnichannel, vertically-oriented software, cloud-based point-of-sale, analytics, marketing, payroll and other solutions that are highly complementary to the services offered by Global Payments. The merger significantly expanded our small and medium-sized enterprise distribution, merchant base and vertical reach in the United States, adding a 1,400-person direct sales force, over 300,000 merchants and $130 billion in annual payments volume. Goodwill of $3.2 billion arising from the merger, included in the North America segment, was attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce, and is not deductible for income tax purposes. During the year ended May 31, 2016, we incurred transaction costs in connection with the merger of $24.4 million, which are recorded in selling, general and administrative expenses in the consolidated statements of income.

The following reflects the estimated fair values of the identified intangible assets and the respective weighted-average estimated amortization periods:

	Estimated Fair Values	Estimated Weighted-Average Amortization Periods

	(in thousands)	(years)
Customer-related intangible assets	$977,400	15
Acquired technology	457,000	5
Trademarks and trade names	176,000	7
Covenants-not-to-compete	28,640	1
Total estimated acquired intangible assets	$1,639,040	11

The estimated fair value of customer-related intangible assets was determined using the income approach, which is based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Other significant assumptions include terminal value margin rates, future capital expenditures and future working capital requirements. Acquired technology was valued using the replacement cost method, which required us to estimate the cost to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names were valued using the relief-from-royalty approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method required us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted-average cost of capital. The discount rate used is the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics.

Heartland's revenues and operating income represented approximately 4% and less than 0.5% of our total consolidated revenues and operating income, respectively, for the fiscal year ended May 31, 2016. The following unaudited pro forma information shows the results of our operations for the fiscal years ended May 31, 2016 and May 31, 2015 as if our merger with Heartland had occurred on June 1, 2014. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Global Payments and Heartland. The pro forma adjustments include incremental amortization and depreciation expense, incremental interest expense associated with new long-term debt, a reduction of revenues and operating expenses associated with fair value adjustments made in applying the acquisition-method of accounting and the elimination of nonrecurring transaction costs directly related to the merger.

The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the merger had been made as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Year Ended May 31,
	(Unaudited)
	2016	2016	2015	2015
	(Actual)	(Pro forma)	(Actual)	(Pro forma)

	(in thousands)
Total revenues	$2,898,150	$3,870,368	$2,773,718	$3,668,851
Net income attributable to Global Payments	$271,666	$212,511	$278,040	$149,900

FIS Gaming Business

On June 1, 2015, we acquired certain assets of Certegy Check Services, Inc., a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"). Under the purchase arrangement, we acquired substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"), including relationships with gaming clients in approximately 260 locations, for $237.5 million, funded from borrowings on our revolving credit facility and cash on hand. We acquired the FIS Gaming Business to expand our direct distribution and service offerings in the gaming industry. This transaction was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the merger date. Transaction costs associated with this business combination were not material. Measurement-period adjustments, which are reflected in the table below, had no material effect on earnings or other comprehensive income for the current or prior periods.

The revenue and earnings of the FIS Gaming Business for the year ended May 31, 2016 were not material nor were the historical revenue and earnings of the FIS Gaming Business material for the purpose of presenting pro forma information.

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as provisionally determined at the acquisition date and as subsequently revised for measurement period adjustments, including a reconciliation to the total purchase consideration, are as follows:

	As Provisionally Determined	Measurement Period Adjustments	As Revised
	(in thousands)
Customer-related intangible assets	$135,200	$8,200	$143,400
Liabilities	(150)	—	(150)
Total identifiable net assets	135,050	8,200	143,250
Goodwill	102,450	(8,200)	94,250
Total purchase consideration	$237,500	$—	$237,500

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

Fiscal Year Ended May 31, 2015

Realex Payments

On March 25, 2015, we acquired approximately 95% of the outstanding shares of Pay and Shop Limited for €110.2 million in cash ($118.9 million equivalent as of the acquisition date) funded from borrowings on our revolving credit facility. Pay and Shop Limited, which does business as Realex Payments ("Realex"), is a leading European online payment gateway technology provider based in Dublin, Ireland. This transaction furthers our strategy to provide omni-channel solutions that combine gateway services, payment service provisioning and payment technology services across Europe. This transaction was accounted for as a business combination. We recorded the assets acquired, liabilities assumed and noncontrolling interest at their estimated fair values as of the acquisition date. In connection with the acquisition of Realex, we paid a transaction-related tax of $1.2 million. Other acquisition costs were not material.

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

On October 5, 2015, we paid €6.7 million ($7.5 million equivalent as of October 5, 2015) to acquire the remaining shares of Realex, after which we own 100% of the outstanding shares.

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

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows (in thousands):

Cash	$45,826
Customer-related intangible assets	42,721
Acquired technology	27,954
Trade name	2,901
Other assets	2,337
Deferred income tax assets (liabilities)	(9,788)
Other liabilities	(49,797)
Total identifiable net assets	62,154
Goodwill	203,828
Total purchase consideration	$265,982

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

Fiscal Year Ended May 31, 2014

PayPros

On March 4, 2014, we completed the acquisition of 100% of the outstanding stock of Payment Processing, Inc. ("PayPros") for $426.5 million in cash. We funded the acquisition with a combination of cash on hand and borrowings under our corporate credit facility. PayPros is a provider of fully-integrated payment solutions for small-to-medium sized merchants in the United States.  PayPros delivers its services through a network of technology-based enterprise software partners to vertical markets that are complementary to the markets served by Accelerated Payment Technologies, which we acquired in October 2012. We acquired PayPros to expand our direct distribution capabilities in the United States and to further enhance our existing integrated solutions offerings. This transaction was recorded as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

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

The following unaudited pro forma information shows the results of our operations for the fiscal year ended May 31, 2014 as if the PayPros acquisition had occurred June 1, 2012. The unaudited pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired business.

	Year Ended May 31,
	Unaudited
	2014	2014
	(Actual)	(Pro forma)

	(in thousands)
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

•
Reserve for sales allowance and operating losses - our reserve for allowances, charges or losses that we do not expect to collect from the merchants due to concessions, merchant fraud, insolvency, bankruptcy or any other merchant-related reason.

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

As of December 31, 2016, May 31, 2016 and 2015, settlement processing assets and obligations consisted of the following:

	December 31,	May 31,
	2016	2016	2015

	(in thousands)
Settlement processing assets:
Interchange reimbursement	$150,612	$150,644	$186,660
Receivable from (liability to) Members	71,590	(14,997)	294,837
Receivable from networks	1,325,029	1,203,308	1,919,148
Exception items	6,450	3,003	4,920
Merchant Reserves	(6,827)	(5,632)	(10,743)
	$1,546,854	$1,336,326	$2,394,822

Settlement processing obligations:
Interchange reimbursement	$199,202	$193,989	$68,444
Liability to Members	(177,979)	(261,945)	(628)
Liability to merchants	(1,358,271)	(1,005,009)	(1,931,390)
Exception items	21,194	5,827	5,331
Merchant Reserves	(158,419)	(149,667)	(169,442)
Reserve for operating losses and sales allowances	(2,939)	(3,510)	(6,215)
	$(1,477,212)	$(1,220,315)	$(2,033,900)

NOTE 4—PROPERTY AND EQUIPMENT

As of December 31, 2016, May 31, 2016 and 2015, property and equipment consisted of the following:

	Range of Depreciable Lives	December 31,	May 31,
	(Years)	2016	2016	2015

		(in thousands)
Land	N/A	$6,159	$6,221	$1,571
Buildings	25-38	61,135	62,901	26,236
Equipment	2-20	224,460	209,201	197,186
Software	2-10	319,214	290,997	248,137
Leasehold improvements	3-15	40,158	40,452	20,458
Furniture and fixtures	3-7	15,913	17,489	3,705
		667,039	627,261	497,293
Less accumulated depreciation and amortization		(226,570)	(200,669)	(179,932)
Work in progress		85,901	67,086	56,782
		$526,370	$493,678	$374,143

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2016, May 31, 2016 and 2015, goodwill and other intangible assets consisted of the following:

	December 31,	May 31,
	2016	2016	2015

	(in thousands)
Goodwill	$4,807,594	$4,829,405	$1,491,833
Other intangible assets:
Customer-related intangible assets	$1,864,731	$1,864,709	$718,011
Acquired technologies	547,151	549,293	93,194
Trademarks and trade names	188,311	188,763	10,777
Contract-based intangible assets	157,882	159,890	130,874
	2,758,075	2,762,655	952,856
Less accumulated amortization on:
Customer-related intangible assets	487,729	414,979	342,488
Acquired technologies	89,633	26,403	8,509
Trademarks and trade names	24,142	7,830	4,437
Contract-based intangible assets	71,279	48,735	37,286
	672,783	497,947	392,720
	$2,085,292	$2,264,708	$560,136

The following table sets forth the changes in the carrying amount of goodwill for the 2016 fiscal transition period and for the fiscal years ended May 31, 2016 and 2015:

	North America	Europe	Asia-Pacific	Total

	(in thousands)
Balance at May 31, 2014	$786,655	$491,038	$59,592	$1,337,285
Goodwill acquired	4,794	67,220	192,225	264,239
Effect of foreign currency translation	(11,715)	(72,337)	(25,639)	(109,691)
Balance at May 31, 2015	779,734	485,921	226,178	1,491,833
Goodwill acquired	3,318,768	—	53,402	3,372,170
Effect of foreign currency translation	(3,872)	(13,737)	(15,397)	(33,006)
Measurement-period adjustments	(8,200)	(411)	7,019	(1,592)
Balance at May 31, 2016	4,086,430	471,773	271,202	4,829,405
Goodwill acquired	—	28,820	—	28,820
Effect of foreign currency translation	(1,911)	(45,265)	(2,160)	(49,336)
Measurement-period adjustments	(1,267)	(28)	—	(1,295)
Balance at December 31, 2016	$4,083,252	$455,300	$269,042	$4,807,594

There was no accumulated impairment loss as of December 31, 2016, May 31, 2016, May 31, 2015 or May 31, 2014.

Customer-related intangible assets acquired during the 2016 fiscal transition period had a weighted-average amortization period of 12.1 years. Customer-related intangible assets, acquired technologies and trademarks and trade names acquired during the fiscal year ended May 31, 2016 had weighted-average amortization periods of 13.9 years, 5.0 years and 7.0 years, respectively. Customer-related intangible assets, acquired technologies and trademarks and trade names acquired during the fiscal year ended May 31, 2015 had weighted-average amortization periods of 15.1 years, 9.1 years and 6.1 years, respectively. Amortization expense of acquired intangibles was $194.3 million for the 2016 fiscal transition period and $113.7 million, $72.6 million, and $61.9 million for fiscal years ended May 31, 2016, 2015 and 2014, respectively.

The estimated amortization expense of acquired intangibles as of December 31, 2016 for the next five years, calculated using the currency exchange rate at the date of acquisition, if applicable, is as follows (in thousands):

2017	$343,063
2018	310,528
2019	287,938
2020	261,989
2021	187,021

NOTE 6—OTHER ASSETS

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("Visa Europe"). On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe, including ours, upon which we recorded a gain of $41.2 million included in interest and other income in our consolidated statement of income for the seven months ended December 31, 2016. We received up-front consideration comprised of €33.5 million ($37.7 million equivalent at June 21, 2016) in cash and Series B and C convertible preferred shares whose initial conversion rate equates to Visa common shares valued at $22.9 million as of June 21, 2016. However, the preferred shares were assigned a value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate, and the estimation uncertainty associated with those factors. The fair value of the preferred shares was determined using inputs classified as Level 3 within the fair value hierarchy due to the absence of quoted market prices, lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. The preferred shares will convert into Visa common shares at periodic intervals over a 12-year period. Based on the outcome of potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares we ultimately receive could be as low as zero, and approximately €25.6 million ($28.8 million equivalent at June 21, 2016) of the up-front cash consideration could be refundable. We account for the preferred shares using the cost method. On the third anniversary of the closing of the acquisition by Visa, we will also receive €3.1 million ($3.5 million equivalent at June 21, 2016) of deferred consideration (plus compounded interest at a rate of 4.0% per annum).

NOTE 7—LONG-TERM DEBT AND LINES OF CREDIT

As of December 31, 2016, May 31, 2016 and 2015, long-term debt consisted of the following:

	December 31,	May 31,
	2016	2016	2015

	(in thousands)
Corporate credit facility:
Term loans (face amounts of $3,728,857, $3,530,000 and $1,234,375 at December 31, 2016, May 31, 2016 and 2015, respectively, less unamortized debt issuance costs of $46,282, $51,770 and $2,433 at December 31, 2016, May 31, 2016 and 2015, respectively)	$3,682,575	$3,478,230	$1,231,942
Revolving credit facility	756,000	1,037,000	508,125
Capital lease obligations	37	56	—
Total long-term debt	4,438,612	4,515,286	1,740,067
Less current portion of corporate credit facility (face amounts of $187,274, $145,938 and $62,500 at December 31, 2016, May 31, 2016 and 2015, respectively, less unamortized debt issuance costs of $9,526, $10,442 and $716 at December 31, 2016, May 31, 2016 and 2015, respectively) and current portion of capital lease obligations of $37 and $46 at December 31, 2016 and May 31, 2016, respectively	177,785	135,542	61,784
Long-term debt, excluding current portion	$4,260,827	$4,379,744	$1,678,283

Maturity requirements on long-term debt as of December 31, 2016 by year are as follows (in thousands):

2017	$187,311
2018	200,974
2019	214,674
2020	214,674
2021	3,153,349
2022 and thereafter	513,912
Total	$4,484,894

We amended our existing corporate credit facility on October 31, 2016 (the "Amended 2016 Credit Facility Agreement"). The Amended 2016 Credit Facility Agreement provides for secured financing of up to $5.03 billion comprised of (i) a $1.75 billion term loan (the "Term A Loan"), (ii) a $1.48 billion term loan (the "Term A-2 Loan"), (iii) a $542 million term loan (the "Term B Loan") and (iv) a $1.25 billion revolving credit facility (the "Revolving Credit Facility"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Amended 2016 Credit Facility.

The Amended 2016 Credit Facility Agreement provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of December 31, 2016, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B Loan were 3.02%, 2.97% and 3.27%, respectively.

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

The Amended 2016 Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at December 31, 2016 were $446.3 million. As of December 31, 2016, the interest rate on the Revolving Credit Facility was 2.97%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility expires in October 2021.

The portion of debt issuance costs related to the Revolving Credit Facility are included in other noncurrent assets, and the portion of debt issuance costs related to the term loans is reported as a reduction to the carrying amount of the term loans. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

We have lines of credit with banks in various markets where we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The lines of credit are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of December 31, 2016, a total of $51.0 million of cash on deposit was used to determine the available credit.

As of December 31, 2016, we had $392.1 million outstanding under these lines of credit with additional capacity of $882.6 million to fund settlement. The weighted-average interest rate on these borrowings was 1.9% at December 31, 2016. During the 2016 fiscal transition period, the maximum and average outstanding balances under these lines of credit were $691.7 million and $365.9 million, respectively.

Compliance with Covenants

The Amended 2016 Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the agreement. Financial covenants require a leverage ratio no greater than (i) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from September 1, 2016 through February 28, 2017, (ii) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from March 1, 2017 through August 31, 2017, (iv) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from September 1, 2017 through February 28, 2018 and (v) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00. The Amended 2016 Credit Facility Agreement and settlement lines of credit also include various other covenants that are customary in such borrowings. The Amended 2016 Credit Facility Agreement includes covenants, subject in each case to exceptions and qualifications that may restrict certain payments, including, in certain circumstances, the payment of cash dividends in excess of our current rate of $0.01 per share per quarter.

The Amended 2016 Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of December 31, 2016 and for the 2016 fiscal transition period.

Interest Rate Swap Agreements

We have interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as portfolio cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income, except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the 2016 fiscal transition period and the fiscal years ended May 31, 2016, 2015 and 2014, there was no ineffectiveness. The fair values of the interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included in the consolidated balance sheets:

Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at December 31, 2016	Range of Maturity Dates	December 31, 2016	May 31, 2016	May 31, 2015
				(in thousands)
Interest rate swaps (Notional of $250 million at December 31, 2016)	Other assets	1.34%	July 31, 2020	$2,147	$—	$—
Interest rate swaps (Notional of $750 million at December 31, 2016, $750 million at May 31, 2016, and $500 million at May 31, 2015)	Accounts payable and accrued liabilities	1.54%	February 28, 2019 to December 31, 2019	$3,175	$10,775	$6,157

As of December 31, 2016, the interest rate swap agreements effectively convert $1.0 billion of our variable-rate debt to the weighted-average fixed rates shown in the table above plus a leverage-based margin.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for periods presented:

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015	2014
	(in thousands)
Amount of (gain) loss recognized in other comprehensive loss	$(5,532)	$12,859	$10,116	$—
Amount reclassified out of other comprehensive loss to interest expense	$4,222	$8,240	$3,958	$—

At December 31, 2016, the amount in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $5.3 million.

Interest Expense

Interest expense was $108.6 million, $67.9 million, $39.9 million and $37.5 million for the 2016 fiscal transition period and the fiscal years ended May 31, 2016, 2015 and 2014, respectively.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2016, May 31, 2016 and May 31, 2015, accounts payable and accrued liabilities consisted of the following:

	December 31,	May 31,
	2016	2016	2015

	(in thousands)
Customer deposits	$303,353	$232,121	$45,333
Compensation and benefits	94,190	90,658	57,238
Fees and assessments from card networks	87,591	54,234	39,417
Unearned revenue	69,437	42,027	5,239
Commissions payable to third parties	39,370	37,589	63,737
Trade accounts payable	28,178	25,195	22,836
Third-party processing fees	24,971	16,985	4,399
Current portion of accrued buyout liability(1)	19,392	20,400	—
Other	138,405	177,205	88,676
	$804,887	$696,414	$326,875

(1) The noncurrent portion of accrued buyout liability of $58.6 million and $49.1 million is included in other noncurrent liabilities on the consolidated balance sheets as of December 31, 2016 and May 31, 2016, respectively.

NOTE 9—INCOME TAX

The provision for income taxes for the 2016 fiscal transition period and the fiscal years ended May 31, 2016, 2015, and 2014 consisted of the following:

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015	2014

	(in thousands)
Current income tax expense (benefit):
Federal	$22,859	$26,493	$25,022	$49,178
State	3,443	5,454	3,905	3,856
Foreign	42,681	56,689	(10,346)	48,075
	68,983	88,636	18,581	101,109
Deferred income tax expense (benefit):
Federal	(36,447)	(18,205)	14,822	1,568
State	(1,842)	(3,620)	3,606	1,206
Foreign	4,967	3,884	70,986	3,515
	(33,322)	(17,941)	89,414	6,289
	$35,661	$70,695	$107,995	$107,398

The income tax expense allocated to noncontrolling interests was $4.4 million for the 2016 fiscal transition period and $7.3 million, $8.6 million and $5.2 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively.

The following presents income (loss) before income taxes for the 2016 fiscal transition period and the fiscal years ended May 31, 2016, 2015, and 2014:

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015	2014

	(in thousands)
United States	$(55,279)	$59,876	$135,901	$153,453
Foreign	228,623	301,036	281,209	223,897
	$173,344	$360,912	$417,110	$377,350

Our effective tax rates for periods presented differ from the federal statutory rate for the 2016 fiscal transition period and the fiscal years ended May 31, 2016, 2015, and 2014 as follows:

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015	2014
Federal U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.6	0.4	1.1	0.9
Foreign income taxes (primarily U.K.)	(12.6)	(10.1)	(8.5)	(7.2)
Foreign interest income not subject to tax	(2.3)	(2.6)	(1.8)	(2.1)
Taxes on unremitted earnings	—	(3.5)	—	—
Tax credits and other	(0.1)	0.4	1.0	3.1
Effective tax rate attributable to Global Payments	20.6	19.6	26.8	29.7
Effective tax rate allocated to noncontrolling interests	—	—	(0.9)	(1.2)
Effective tax rate	20.6%	19.6%	25.9%	28.5%

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of December 31, 2016, May 31, 2016 and 2015 reflect the effect of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of December 31, 2016, May 31, 2016 and 2015, principal components of deferred tax items were as follows:

	December 31,	May 31,
	2016	2016	2015

	(in thousands)
Deferred income tax assets:
Basis difference - U.K. business	$11,145	$17,831	$24,520
Domestic net operating loss carryforwards	12,723	14,304	6,927
Foreign income tax credit carryforwards	7,140	7,140	14,172
Foreign net operating loss carryforwards	2,559	3,721	2,330
Share-based compensation expense	11,656	11,677	7,727
Accrued expenses	54,030	42,687	—
Other	9,101	6,483	8,636
	108,354	103,843	64,312
Less valuation allowance	(16,611)	(15,119)	(3,823)
	91,743	88,724	60,489
Deferred tax liabilities:
Acquired intangibles	663,922	721,928	147,239
Property and equipment	86,548	86,969	63,957
Taxes on unremitted earnings	—	—	4,992
Foreign currency translation	—	—	14,659
Other	1,956	1,970	2,069
	752,426	810,867	232,916
Net deferred income tax liability	$(660,683)	$(722,143)	$(172,427)

The net deferred income taxes reflected on our consolidated balance sheets as of December 31, 2016, May 31, 2016 and 2015 are as follows:

	December 31,	May 31,
	2016	2016	2015

	(in thousands)
Noncurrent deferred income tax asset	$15,789	$22,719	$30,428
Noncurrent deferred income tax liability	(676,472)	(744,862)	(202,855)
	$(660,683)	$(722,143)	$(172,427)

Undistributed earnings of approximately $1.4 billion from certain foreign subsidiaries are considered to be indefinitely reinvested abroad and are not expected to be repatriated to the United States in the foreseeable future. Because those earnings are considered to be indefinitely reinvested, no domestic federal or state deferred income taxes have been provided thereon. If we were to make a distribution of any portion of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign jurisdictions. Because our availability to utilize foreign tax credits is uncertain, it is not practicable to determine the domestic federal income tax liability that would be payable if such earnings were no longer considered to be reinvested indefinitely.

Prior to the fourth quarter of the fiscal year ended May 31, 2016, the undistributed earnings of all foreign subsidiaries, except for certain Canadian subsidiaries, were considered to be indefinitely reinvested outside the United States. During the fourth quarter of the fiscal year ended May 31, 2016, as a result of the merger with Heartland, we changed our assertion with respect to our Canadian subsidiaries and all undistributed earnings in Canada are now considered to be indefinitely reinvested, resulting in the reversal, through income tax expense, of net deferred tax liabilities of $12.7 million that were previously recorded on the balance sheet.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the 2016 fiscal transition period and the fiscal years ended May 31, 2016 and 2015 are summarized below (in thousands):

Balance at May 31, 2014	$(7,199)
Utilization of foreign net operating loss carryforwards	3,387
Other	(11)
Balance at May 31, 2015	(3,823)
Allowance for foreign income tax credit carryforward	(7,140)
Allowance for domestic net operating loss carryforwards	(4,474)
Allowance for domestic net unrealized capital loss	(1,526)
Release of allowance of domestic capital loss carryforward	1,746
Other	98
Balance at May 31, 2016	(15,119)
Allowance for domestic net operating loss carryforwards	(1,504)
Release of allowance of domestic net unrealized capital loss	12
Balance at December 31, 2016	$(16,611)

The increase in the valuation allowance related to domestic net operating loss carryforwards of $1.5 million and $4.5 million for the 2016 fiscal transition period and the year ended May 31, 2016, respectively, relates to acquired carryforwards from the merger with Heartland.

Foreign net operating loss carryforwards totaling $15.0 million and domestic net operating loss carryforwards related to the merger with Heartland totaling $24.3 million at December 31, 2016 will expire between December 31, 2026 and December 31, 2031 if not utilized. Tax credit carryforwards totaling $1.4 million at December 31, 2016 will expire between December 31, 2017 and December 31, 2026 if not utilized.

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

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits, excluding penalties and interest, for the 2016 fiscal transition period and the fiscal years ended May 31, 2016, 2015, and 2014 is as follows:

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015	2014

	(in thousands)
Balance at the beginning of the year	$7,803	$2,559	$67,576	$53,763
Additions based on income tax positions related to the current year	4,626	287	6,311	8,551
Additions related to acquisition	6,149	6,151	—	—
Additions for income tax positions of prior years	247	753	512	296
Effect of foreign currency fluctuations on income tax positions	(3)	2	(5,713)	5,303
Reductions for income tax positions of prior years	(906)	(123)	(32)	(60)
Settlements with income tax authorities	—	(1,826)	(504)	(277)
Changes in judgment regarding tax position	—	—	(65,591)	—
Balance at the end of the year	$17,916	$7,803	$2,559	$67,576

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

As of December 31, 2016, the total amount of gross unrecognized income tax benefits that, if recognized, would affect the provision for income taxes is $13.3 million.

We recognize interest and penalties related to unrecognized income tax benefits in interest expense and selling, general and administrative expenses, respectively, in our consolidated statements of income.

NOTE 10—SHAREHOLDERS’ EQUITY

We make repurchases of our common stock mainly through the use of open market purchases and accelerated share repurchase programs ("ASR's"). Our board of directors has authorized management to repurchase up to a specified amount of our common stock, of which $88.7 million may yet be repurchased as of December 31, 2016. On January 5, 2017, our board of directors increased the authorization to repurchase up to $300 million of our common stock.

2016 Fiscal Transition Period

During the 2016 fiscal transition period we repurchased and retired 2.5 million shares of our common stock at a cost of $178.2 million, or an average of $70.77 per share, including commissions, through open market repurchase plans.

Fiscal Year Ended May 31, 2016

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

In addition to shares repurchased under the ASR during the fiscal year ended May 31, 2016, we repurchased and retired 1.5 million shares of our common stock at a cost of $85.9 million, or an average of $58.12 per share, including commissions, through open market repurchase plans.

Fiscal Year Ended May 31, 2015

On April 10, 2015, we entered into an ASR with a financial institution to repurchase an aggregate of $100 million of our common stock. In exchange for an up-front payment of $100 million, we repurchased 1,955,730 shares at an average price of $51.13 per share. In addition to shares repurchased under the ASR during the fiscal year ended May 31, 2015, we repurchased and retired 7.0 million shares of our common stock at a cost of $269.0 million, or an average of $38.19 per share, including commissions.

Fiscal Year Ended May 31, 2014

On October 7, 2013, we entered into an ASR with a financial institution to repurchase an aggregate of $100 million of our common stock. In exchange for an upfront payment of $100 million, we repurchased 3.2 million shares at an average price of $30.48 per share. In addition to shares repurchased under the ASR during the fiscal year ended May 31, 2014, we repurchased and retired 12.4 million shares of our common stock at a cost of $355.0 million, or an average of $28.65 per share, including commissions.

NOTE 11—SHARE-BASED AWARDS AND OPTIONS

We have granted nonqualified stock options and restricted stock awards to key employees, officers and directors under a long-term incentive plan, which permits grants of equity to employees, officers, directors and consultants. A total of 14.0 million shares of our common stock was reserved and made available for issuance pursuant to awards granted under the plan. The awards are held in escrow and released upon the grantee's satisfaction of conditions of the award certificate.

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015	2014

	(in thousands)
Share-based compensation expense	$18,707	$30,809	$21,056	$29,793
Income tax benefit	$6,582	$9,879	$6,907	$7,126

Restricted Stock

Restricted stock awards vest over a period of time, provided, however, that if the grantee is not employed by us on the vesting date, the shares are forfeited. Restricted shares cannot be sold or transferred until they have vested. Restricted stock granted before the fiscal year ended May 31, 2015 vests in equal installments on each of the first four anniversaries of the grant date. Restricted stock granted during the fiscal years ended May 31, 2015 and thereafter either vest in equal installments on each of the first three anniversaries of the grant date or cliff vest at the end of a three-year service period. The grant date fair value of restricted stock, which is based on the quoted market value of our common stock at the closing of the award date, is recognized as share-based compensation expense on a straight-line basis over the vesting period.

Performance Units

Certain of our executives have been granted performance units under our long-term incentive plan. Performance units are performance-based restricted stock units that, after a performance period, may convert into common shares, which may be restricted. The number of shares is dependent upon the achievement of certain performance measures during the performance period. The target number of performance units and any market-based performance measures ("at threshold," "target," and "maximum") are set by the compensation committee of our board of directors. Performance units are converted only after the compensation committee certifies performance based on pre-established goals.

The compensation committee may set a range of possible performance-based outcomes for performance units. For awards with only performance conditions, we recognize compensation expense on a straight-line basis over the performance period using the grant date fair value of the award, which is based on the number of shares expected to be earned according to the level of achievement of performance goals. If the number of shares expected to be earned were to change at any time during the performance period, we would make a cumulative adjustment to share-based compensation expense based on the revised number of shares expected to be earned. The performance period for awards granted range from 28 months to three years.

Leveraged Performance Units

During the fiscal year ended May 31, 2015, certain executives were granted performance units that we refer to as "leveraged performance units," or "LPUs." LPUs contain a market condition based on our relative stock price growth over a three-year performance period. The LPUs contain a minimum threshold performance which, if not met, would result in no payout. The LPUs also contain a maximum award opportunity set as a fixed dollar and fixed number of shares. After the three-year performance period, one-third of any earned units converts to unrestricted common stock. The remaining two-thirds convert to restricted stock that will vest in equal installments on each of the first two anniversaries of the conversion date. We recognize share-based compensation expense based on the grant date fair value of the LPUs, as determined by use of a Monte Carlo model, on a straight-line basis over the requisite service period for each separately vesting portion of the LPU award.

Total Shareholder Return Units

During the fiscal year ended May 31, 2014, certain of our executives were granted total shareholder return ("TSR") units, which are performance-based restricted stock units that are earned based on our total shareholder return over a three-year performance period compared to companies in the S&P 500. Once the performance results are certified, TSR units convert into unrestricted common stock. Depending on our performance, the grantee may earn up to 200% of the target number of shares. The target number of TSR units for each executive is set by the compensation committee. We recognize share-based compensation expense based on the grant date fair value of the TSR units, as determined by use of a Monte Carlo model, on a straight-line basis over the vesting period.

The following table summarizes the changes in unvested share-based awards for the 2016 fiscal transition period and for the fiscal years ended May 31, 2016, 2015 and 2014 (shares in thousands):

	Shares	Weighted-Average Grant-Date Fair Value

Unvested at May 31, 2013	2,192	$22.00
Granted	1,088	23.55
Vested	(1,286)	22.31
Forfeited	(240)	22.40
Unvested at May 31, 2014	1,754	22.72
Granted	954	36.21
Vested	(648)	23.17
Forfeited	(212)	27.03
Unvested at May 31, 2015	1,848	28.97
Granted	461	57.04
Vested	(633)	27.55
Forfeited	(70)	34.69
Unvested at May 31, 2016	1,606	37.25
Granted	348	74.26
Vested	(639)	31.38
Forfeited	(52)	45.27
Unvested at December 31, 2016	1,263	$49.55

The total fair value of share-based awards vested was $20.0 million for the 2016 fiscal transition period and $17.4 million, $15.0 million and $28.7 million, respectively, for the fiscal years ended May 31, 2016, 2015 and 2014.

For these share-based awards, we recognized compensation expense of $17.2 million for the 2016 fiscal transition period and $28.8 million, $19.8 million and $28.2 million, respectively, for the fiscal years ended May 31, 2016, 2015 and 2014. As of December 31, 2016, there was $45.5 million of unrecognized compensation expense related to unvested share-based awards that we expect to recognize over a weighted-average period of 2.03 years. Our share-based award plans provide for accelerated vesting under certain conditions.

Employee Stock Purchase Plan

We have an employee stock purchase plan under which the sale of 4.8 million shares of our common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of our common stock. The price for shares purchased under the plan is 85% of the market value on the last day of each calendar quarter. As of December 31, 2016, 2.4 million shares had been issued under this plan, with 2.4 million shares reserved for future issuance. We recognized compensation expense for the plan of $0.4 million in the 2016 fiscal transition period, $0.7 million in the fiscal year ended May 31, 2016, and $0.6 million in each of the fiscal years ended May 31, 2015 and 2014.

The weighted-average grant-date fair value of each designated option issued under this plan during the 2016 fiscal transition period, and the fiscal years ended May 31, 2016, 2015 and 2014 was approximately $9.28, $7.56, $4.04 and $3.57, respectively, which represents the fair value of the 15% discount.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value of our common stock on the date of grant and have a term of ten years. Stock options granted before the fiscal year ended May 31, 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during the fiscal year ended May 31, 2015 and thereafter vest in equal installments on each of the first three anniversaries of the grant date. Our stock option plans provide for accelerated vesting under certain conditions.

The following summarizes changes in unvested stock option activity for the 2016 fiscal transition period and the fiscal years ended May 31, 2016, 2015 and 2014:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31, 2013	3,530	$17.55	3.5	$23.9
Granted	—	—
Forfeited	(130)	19.69
Exercised	(1,868)	15.20		24.9
Outstanding at May 31, 2014	1,532	20.36	3.8	21.3
Granted	306	35.78
Forfeited	(48)	27.42
Exercised	(896)	20.15		16.6
Outstanding at May 31, 2015	894	25.47	5.2	23.9
Granted	145	55.92
Forfeited	(8)	16.10
Exercised	(220)	22.46		9.4
Outstanding at May 31, 2016	811	31.81	5.8	36.8
Granted	73	74.66
Forfeited	(1)	22.93
Exercised	(124)	22.26		6.5
Outstanding at December 31, 2016	759	$37.51	6.0	$24.5

Options vested and exercisable at December 31, 2016	502	$28.88	4.7	$20.3

We recognized compensation expense for stock options of $1.1 million during the 2016 fiscal transition period and $1.4 million, $0.7 million and $1.0 million during the fiscal years ended May 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had $1.7 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.9 years.

The weighted-average grant-date fair value of stock options granted during the 2016 fiscal transition period was $21.87 and $15.60 and $8.45, respectively, during the fiscal years ended May 31, 2016 and 2015. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015
Risk-free interest rate	1.05%	1.62%	1.57%
Expected volatility	31.58%	28.65%	23.65%
Dividend yield	0.06%	0.10%	0.13%
Expected term (years)	5	5	5

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

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the periods presented are as follows:

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015	2014

	(in thousands)
Income taxes (refunded) paid, net	$(3,680)	$89,684	$66,726	$94,938
Interest paid	$93,624	$58,730	$36,537	$33,214

NOTE 13—NONCONTROLLING INTERESTS

The following table is the reconciliation of net income attributable to noncontrolling interests to comprehensive income attributable to noncontrolling interests for the periods presented:

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015	2014

	(in thousands)
Net income attributable to noncontrolling interests	$12,752	$18,551	$31,075	$24,666
Foreign currency translation attributable to noncontrolling interests	(8,417)	471	(28,597)	7,054
Comprehensive income attributable to noncontrolling interests	$4,335	$19,022	$2,478	$31,720

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax, were as follows for the periods presented:

	Foreign Currency Translation	Unrealized Losses on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)
Balance at May 31, 2013	$(11,530)	$—	$(3,532)	$(15,062)
Other comprehensive income, net of tax	13,113	—	173	13,286
Balance at May 31, 2014	1,583	—	(3,359)	(1,776)
Other comprehensive loss, net of tax	(179,892)	(3,874)	(450)	(184,216)
Balance at May 31, 2015	(178,309)	(3,874)	(3,809)	(185,992)
Other comprehensive loss, net of tax	(56,329)	(2,881)	(848)	(60,058)
Balance at May 31, 2016	(234,638)	(6,755)	(4,657)	(246,050)
Other comprehensive income (loss), net of tax	(83,812)	6,115	1,030	(76,667)
Balances at December 31, 2016	$(318,450)	$(640)	$(3,627)	$(322,717)

NOTE 15—SEGMENT INFORMATION

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

Information on segments and reconciliations to consolidated revenues and consolidated operating income are as follows for the periods presented:

	Seven Months Ended December 31,	Year Ended May 31,
	2016	2016	2015	2014

	(in thousands)
Revenues (1):
North America	$1,650,616	$2,052,623	$1,968,890	$1,808,992
Europe	403,823	631,900	615,966	587,463
Asia-Pacific	148,457	213,627	188,862	157,781
Consolidated revenues	$2,202,896	$2,898,150	$2,773,718	$2,554,236

Operating income (loss) (1):
North America	$233,850	$307,626	$293,139	$272,251
Europe	145,767	244,837	240,014	209,334
Asia-Pacific	37,530	50,743	39,697	30,845
Corporate(2)	(179,196)	(178,262)	(116,253)	(106,931)
Consolidated operating income	$237,951	$424,944	$456,597	$405,499

Depreciation and amortization (1):
North America	$208,198	$128,618	$81,051	$60,970
Europe	26,178	40,194	39,910	48,589
Asia-Pacific	10,385	13,935	9,973	6,139
Corporate	2,810	5,134	6,571	6,371
Consolidated depreciation and amortization	$247,571	$187,881	$137,505	$122,069

(1) Revenues, operating income and depreciation and amortization reflect the effect of acquired businesses from the respective dates of acquisition. Notably, on April 22, 2016, we merged with Heartland as further discussed in "Note 2 - Acquisitions."

(2) During the seven months ended December 31, 2016 and the fiscal year ended May 31, 2016, operating loss for Corporate included costs of $91.6 million and $51.3 million, respectively, incurred in connection with our merger with Heartland. These merger-related costs are included in selling, general and administrative expenses in the consolidated statements of income.

Enterprise-Wide Information

As a percentage of our total consolidated revenues, revenues from external customers in the United States and the United Kingdom were 67% and 10%, respectively, for the 2016 fiscal transition period. Revenues from external customers in the United States, the United Kingdom, and Canada were 61%, 10% and 10%, respectively, for the fiscal year ended May 31, 2016; 60%, 13% and 11%, respectively, for the fiscal year ended May 31, 2015; and 58%, 13% and 13%, respectively, for the fiscal year ended May 31, 2014. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.

Long-lived assets, excluding goodwill and other intangible assets, by location as of December 31, 2016, May 31, 2016 and 2015 were as follows:

	December 31,	May 31,
	2016	2016	2015

	(in thousands)
United States	$413,499	$394,716	$284,257
Foreign countries	112,871	98,962	89,886
	$526,370	$493,678	$374,143

NOTE 16—COMMITMENTS AND CONTINGENCIES

Leases and Purchase Obligations

We conduct a major part of our operations using leased facilities and equipment. Many of these operating leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for the 2016 fiscal transition period and for the fiscal years ended May 31, 2016, 2015 and 2014 was $19.2 million, $19.7 million, $17.5 million, and $16.0 million, respectively. We also have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts.

Future minimum payments at December 31, 2016 for noncancelable operating leases and purchase obligations were as follows:

	Operating Leases	Purchase Obligations

	(in thousands)
Years ending December 31:
2017	$36,885	$43,567
2018	33,952	40,191
2019	30,010	36,464
2020	23,333	30,748
2021	21,173	28,051
Thereafter	137,715	36,383
Total future minimum payments	$283,068	$215,404

Legal

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

Heartland, Heartland’s board of directors, Global Payments, Data Merger Sub One, Inc. (a wholly owned subsidiary of Global Payments, which we refer to as "Data Merger Sub One") and Data Merger Sub Two, LLC (a wholly owned subsidiary of Global Payments, which we refer to as "Data Merger Sub Two") were named as defendants in a putative class action lawsuit challenging the proposed merger with Heartland. The suit was filed on January 8, 2016 in the New Jersey Superior Court, Mercer County, Civil Division, and is captioned Kevin Merchant v. Heartland Payment Systems, et al, L-45-16. The complaint alleges, among other things, that the directors of Heartland breached their fiduciary duties to Heartland stockholders by agreeing to sell Heartland for inadequate consideration, agreeing to improper deal protection terms in the merger agreement, failing to properly value Heartland, and filing a materially incomplete registration statement with the Securities and Exchange Commission. In addition, the complaint alleges that Heartland, Global Payments, Merger Sub One, and Merger Sub Two aided and abetted these purported breaches of fiduciary duty. On April 12, 2016, solely to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made by the plaintiff, Heartland and Global Payments reached an agreement to settle the suit and entered into a Memorandum of Understanding to document the terms and conditions for settlement of the suit. The court has approved the settlement and the parties are working with a class administrator to notify the class members. The settlement releases all claims that were or could have been brought challenging any aspect of the merger with Heartland or the merger agreement related thereto. The terms of the settlement will be disclosed to stockholders before final approval of the proposed settlement. The settlement is not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

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

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers ("BIN") for Visa transactions and an Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of these agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2016.

NOTE 17—COMPARATIVE DATA FOR SEVEN MONTHS ENDED DECEMBER 31, 2015 (UNAUDITED)

The condensed consolidated statement of income for the seven months ended December 31, 2015 is as follows (in thousands, except per share data):

Seven Months Ended December 31,
2015

Revenues	$1,730,070
Operating expenses:
Cost of service	638,700
Selling, general and administrative	784,823
1,423,523

Operating income	306,547

Interest and other income	2,886
Interest and other expense	(32,149)
(29,263)

Income before income taxes	277,284
Provision for income taxes	(70,089)
Net income	207,195
Less: Net income attributable to noncontrolling interests	(12,351)
Net income attributable to Global Payments	$194,844

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.50
Diluted earnings per share	$1.49

NOTE 18—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the 2016 fiscal transition period and the fiscal years ended May 31, 2016 and 2015 are as follows (in thousands, except per share data):

	Quarter Ended
	August 31, 2016	November 30, 2016

2016 Fiscal Transition Period
Revenues	$939,492	$941,821
Operating income	121,106	105,267
Net income	92,458	52,615
Net income attributable to Global Payments	85,093	49,452
Basic earnings per share attributable to Global Payments	0.55	0.32
Diluted earnings per share attributable to Global Payments	0.55	0.32

	Quarter Ended
	August 31, 2015	November 30, 2015	February 29, 2016	May 31, 2016

Fiscal Year Ended May 31, 2016
Revenues	$748,796	$722,350	$679,940	$747,064
Operating income	137,772	123,165	107,805	56,202
Net income	93,048	83,078	72,912	41,179
Net income attributable to Global Payments	86,646	78,771	69,061	37,188
Basic earnings per share attributable to Global Payments	0.66	0.61	0.53	0.27
Diluted earnings per share attributable to Global Payments	0.66	0.60	0.53	0.26

	Quarter Ended
	August 31, 2014	November 30, 2014	February 28, 2015	May 31, 2015

Fiscal Year Ended May 31, 2015
Revenues	$704,895	$697,291	$664,983	$706,549
Operating income	124,398	123,984	104,615	103,600
Net income	84,434	85,256	69,315	70,110
Net income attributable to Global Payments	75,366	74,781	62,568	65,325
Basic earnings per share attributable to Global Payments	0.55	0.55	0.47	0.50
Diluted earnings per share attributable to Global Payments	0.55	0.55	0.46	0.49

The quarterly financial data in the table above for the 2016 fiscal transition period and the fiscal quarter ended May 31, 2016 include the results of Heartland from the date of the merger and reflect the refinancing and increase of our corporate credit facility. Additionally, operating income, net income, net income attributable to Global Payments and basic and diluted EPS, reflected incremental expenses associated with the integration of Heartland of $6.1 million, $45.2 million, $30.6 million and $36.6 million, respectively, during the quarterly fiscal periods ended February 29, 2016, May 31, 2016, August 31, 2016 and November 30, 2016. See "Note 2 - Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of the merger with Heartland.

Net income, net income attributable to Global Payments and basic and diluted earnings per share in the table above reflect for the quarter ended August 31, 2016 reflect a gain of $41.2 million recorded in connection with the sale of our membership interests in Visa Europe.

Operating income, net income, net income attributable to Global Payments and basic and diluted EPS for the fiscal quarter ended May 31, 2015 include the effects of employee termination costs of $6.3 million (pre-tax) and a $1.2 million (pre-tax) charge for a transaction tax associated with the acquisition of Realex. Net income, net income attributable to Global Payments and basic and diluted EPS for the fiscal quarter ended May 31, 2015 also include the effect of the reversal of interest expense of $3.6 million (pre-tax) that had been previously accrued related to a previously unrecognized tax benefit. An out-of-period immaterial correction related to the measurement of certain deferred tax assets was recorded in the fiscal quarter ended May 31, 2015 as a charge to income tax expense of $14.3 million ($6.8 million of which related to the fiscal quarter ended August 31, 2014).  This charge was offset by a corresponding income tax benefit recorded in the fiscal quarter ended May 31, 2015 related to a change in judgment regarding the tax rate at which those same deferred tax assets were expected to be realized in conjunction with the recognition of the previously unrecognized tax benefit related to an uncertain tax position in a foreign jurisdiction. Both amounts are included in the foreign income taxes line of the reconciliation between the federal statutory rate and the effective tax rate for the fiscal year ended May 31, 2015 in "Note 9 - Income Tax."

GLOBAL PAYMENTS INC.
SCHEDULE II

Valuation & Qualifying Accounts

(a)	(b)	(c)	(d)	(e)
Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Uncollectible Accounts Write-Offs (Recoveries)	Balance at End of Period

Allowance for doubtful accounts
May 31, 2014	$509	$174	$282	$401
May 31, 2015	401	324	257	468
May 31, 2016	468	515	630	353
December 31, 2016	353	4,283	3,544	1,092

Reserve for operating losses-merchant card processing (1)
May 31, 2014	$2,318	$8,658	$9,252	$1,724
May 31, 2015	1,724	4,928	5,366	1,286
May 31, 2016	1,286	3,729	2,555	2,460
December 31, 2016	2,460	4,629	4,810	2,279

Reserve for sales allowances-merchant card processing (1)
May 31, 2014	$961	$1,330	$1,690	$601
May 31, 2015	601	7,974	3,646	4,929
May 31, 2016	4,929	3,571	7,450	1,050
December 31, 2016	1,050	2,637	3,027	660

Reserve for operating losses-check guarantee processing
May 31, 2014	$3,144	$11,916	$12,062	$2,998
May 31, 2015	2,998	9,578	9,892	2,684
May 31, 2016	2,684	22,827	20,643	4,868
December 31, 2016	4,868	15,204	14,286	5,786

Deferred income tax asset valuation allowance
May 31, 2014	$28,464	$(21,265)	$—	$7,199
May 31, 2015	7,199	(3,376)	—	3,823
May 31, 2016	3,823	11,296	—	15,119
December 31, 2016	15,119	1,492	—	16,611

(1)Included in settlement processing obligations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control - Integrated Framework (2013). As of December 31, 2016, management believes that the Company's internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this Transition Report.

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

Changes in Internal Control over Financial Reporting

In April 2016, we completed our merger with Heartland, which is being integrated into our North America business. As part of our ongoing integration activities, we have applied our controls and procedures to the Heartland business and augmented our company-wide controls to reflect the risks inherent in an acquisition of this magnitude; and, our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 includes the acquired operations of Heartland. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the period from our most recent quarterly period ended November 30, 2016 to the end of the 2016 fiscal transition period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors, executive officers and our corporate governance contained under the headings "Proposal 1: Election of Directors" and "Biographical Information About Our Executive Officers" and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading "Additional Information-Section 16(a) Beneficial Ownership Reporting Compliance" from our proxy statement to be delivered in connection with our 2017 Annual Meeting of Shareholders to be held on May 3, 2017 (the "2017 Proxy Statement").

We have adopted codes of ethics that apply to our senior financial officers. The senior financial officers include our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The code of ethics is available in the investor relations section of our website at www.globalpaymentsinc.com, and as indicated in the section entitled "Where To Find Additional Information" in Part I to this Transition Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics by posting such information on our website at the address and location set forth above.

ITEM 11 - EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation and the report of the Compensation Committee contained under the headings "Compensation, Discussion, and Analysis," and "Corporate Governance-Director Compensation" from our 2017 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings "Common Stock Ownership-Common Stock Ownership of Management" and "Common Stock Ownership-Common Stock Ownership by Certain Other Persons" from our 2017 Proxy Statement.

The following table provides certain information as of December 31, 2016 concerning the shares of our common stock that may be issued under existing equity compensation plans. For more information on these plans, see "Note 10 - Shareholders' Equity" in the notes to the accompanying consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	757,529	$37.51	13,256,941
Equity compensation plans not approved by security holders	—	—	—
Total	757,529	$37.51	13,256,941

Includes 11,846,453 shares authorized for issuance under the 2011 Incentive Plan, all of which are available for issuance pursuant to grants of full-value stock awards. Also includes 129,342 shares authorized under the Amended and Restated 2005 Incentive Plan and 168,432 shares authorized under the 2000 Director Option Plan. We do not intend to issue shares under either the Amended and Restated 2005 Incentive Plan or the 2000 Director Option Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and our affiliates and the independence of our directors contained under the headings "Additional Information--Relationships and Related Party Transactions" and "Corporate Governance--Board Independence" from our 2017 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading "Proposal Four: Ratification of Reappointment of Auditors" from our 2017 Proxy Statement.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES:

(a)   The following documents are filed as part of this Transition Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in “Item 8 - Financial Statements and Supplementary Data” of this Transition Report on Form 10-K:

(2) Financial Statement Schedules

Page Number
Schedule II, Valuation and Qualifying Accounts	95

All other schedules to our consolidated financial statements have been omitted because they are not required under the related instruction or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

(3) Exhibits

The following exhibits either (i) are filed with this Transition Report on Form 10-K or (ii) have previously been filed with the SEC and are incorporated in this Item 15 by reference to those prior filings.

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

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed July 25, 2013.
3.2	Seventh Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 28, 2016.
10.1
Amended and Restated Debt Commitment Letter, dated as of January 8, 2016, by and among Global Payments Inc., Bank of America, N.A., Merrill, Lynch, Pierce, Fenner and Smith Incorporated and certain other lenders named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2016.

10.2
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

10.3
Second Amendment to Second Amended and Restated Credit Agreement, dated as of October 31, 2016, by and among the Company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on January 9, 2017.

10.4
First Amended and Restated Marketing Alliance Agreement with HSBC Bank plc, dated June 12, 2009, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed July 28, 2009, File No. 001-16111.

10.5+	Amended and Restated 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed July 28, 2010.
10.6+
Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed July 30, 2007, File No. 001-16111.

10.7+
Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007, incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed July 30, 2007, File No. 001-16111.

10.8+	Third Amended and Restated 2005 Incentive Plan, dated December 31, 2008, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed April 6, 2009, File No. 001-16111.
10.9+
Form of Non-Statutory Stock Option Award pursuant to the Amended and Restated 2005 Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed January 8, 2007, File No. 001-16111.

10.10+	Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed September 16, 2010.
10.11+*	Amended and Restated 2011 Incentive Plan.
10.12+
Form of Restricted Stock Award pursuant to the 2011 Incentive Plan (2013 and 2014 fiscal years), incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.13+
Form of Performance Unit Award (Performance Units) (2013 fiscal year) pursuant to the 2011 Incentive Plan, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed July 29, 2014.

10.14+
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

10.18+	Form of Stock Option Award pursuant to the 2011 Incentive Plan (2015 fiscal year), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.
10.19+
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

10.21+	Form of Stock Option Award (2015 and 2016 fiscal year), incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2014.
10.22+
Form of Performance Unit Award Certificate pursuant to 2011 Incentive Plan (2016 fiscal year), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 7, 2015.

10.23+	Form of Performance Unit Award Certificate pursuant to the 2011 Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed October 5, 2016.
10.24+
Fourth Amended and Restated Non-Employee Director Compensation Plan, dated September 28, 2016 (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011), incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed January 9, 2017.

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

10.35+
Change in Control, Non-Competition and Non-Solicitation Agreement between David M. Sheffield and the Company, dated as of April 6, 2015, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney of Directors.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of CEO.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of CFO.
32.1*	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial information from the Transition Report on Form 10-K for the period from June 1, 2016 to December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

* Filed herewith.
+ Management contract or compensatory plan or arrangement.
++ Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Global Payments Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

(b) Exhibits

Page Number
Index to Exhibits	99

(c)    Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2017.

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

	Signature	Title	Date

	/s/ William I Jacobs *	Chairman of the Board	February 28, 2017
William I Jacobs

	/s/ Robert H.B. Baldwin, Jr.*	Director	February 28, 2017
Robert H.B. Baldwin, Jr.

	/s/ John G. Bruno*	Director	February 28, 2017
John G. Bruno

	/s/ Mitchell L. Hollin*	Director	February 28, 2017
Mitchell L. Hollin

	/s/ Ruth Ann Marshall *	Director	February 28, 2017
Ruth Ann Marshall

	/s/ John M. Partridge *	Director	February 28, 2017
John M. Partridge

	/s/ Alan M. Silberstein *	Director	February 28, 2017
Alan M. Silberstein

	/s/ Jeffrey S. Sloan	Director	February 28, 2017
Jeffrey S. Sloan

	/s/ Michael W. Trapp *	Director	February 28, 2017
Michael W. Trapp

*By:	/s/ Jeffrey S. Sloan	Attorney-in-fact	February 28, 2017
Jeffrey S. Sloan