Form 10-Q
period 2017-03-31
GLOBAL PAYMENTS INC
filed 2017-05-04
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-16111
GLOBAL PAYMENTS INC.
(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Lenox Road, Atlanta, Georgia	30321
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 829-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of May 2, 2017 was 152,484,189.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended March 31, 2017

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31, 2017	March 31, 2016

Revenues	$919,762	$626,259
Operating expenses:
Cost of service	455,936	248,187
Selling, general and administrative	358,856	283,499
	814,792	531,686
Operating income	104,970	94,573

Interest and other income	1,607	1,282
Interest and other expense	(41,297)	(13,075)
	(39,690)	(11,793)
Income before income taxes	65,280	82,780
Provision for income taxes	(12,321)	(19,333)
Net income	52,959	63,447
Less: Net income attributable to noncontrolling interests, net of income tax	(4,146)	(3,536)
Net income attributable to Global Payments	$48,813	$59,911

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.32	$0.46
Diluted earnings per share	$0.32	$0.46
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016

Net income	$52,959	$63,447
Other comprehensive income:
Foreign currency translation adjustments	34,336	44,220
Income tax provision related to foreign currency translation adjustments	—	(3,250)
Unrealized gains (losses) on hedging activities	827	(10,818)
Reclassification of unrealized losses on hedging activities to net income	1,596	1,955
Income tax (provision) benefit related to hedging activities	(910)	3,306
Other	(217)	—
Other comprehensive income, net of tax	35,632	35,413

Comprehensive income	88,591	98,860
Less: comprehensive income attributable to noncontrolling interests	(4,867)	(10,463)
Comprehensive income attributable to Global Payments	$83,724	$88,397
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,261,845	$1,162,779
Accounts receivable, net of allowances for doubtful accounts of $1,280 and $1,092 respectively	264,042	275,032
Claims receivable, net of allowances for doubtful accounts of $5,740 and $5,786, respectively	7,961	8,202
Settlement processing assets	751,509	1,546,854
Prepaid expenses and other current assets	113,823	123,139
Total current assets	2,399,180	3,116,006
Goodwill	4,859,387	4,807,594
Other intangible assets, net	1,997,420	2,085,292
Property and equipment, net	551,951	526,370
Deferred income taxes	15,838	15,789
Other	135,940	113,299
Total assets	$9,959,716	$10,664,350
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$276,403	$392,072
Current portion of long-term debt	179,004	177,785
Accounts payable and accrued liabilities	824,319	804,887
Settlement processing obligations	813,136	1,477,212
Total current liabilities	2,092,862	2,851,956
Long-term debt	4,221,258	4,260,827
Deferred income taxes	636,908	676,472
Other noncurrent liabilities	132,397	95,753
Total liabilities	7,083,425	7,885,008
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 152,502,543 issued and outstanding at March 31, 2017 and 152,185,616 issued and outstanding at December 31, 2016	—	—
Paid-in capital	1,826,166	1,816,278
Retained earnings	1,192,519	1,137,230
Accumulated other comprehensive loss	(287,806)	(322,717)
Total Global Payments shareholders’ equity	2,730,879	2,630,791
Noncontrolling interests	145,412	148,551
Total equity	2,876,291	2,779,342
Total liabilities and equity	$9,959,716	$10,664,350
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income	$52,959	$63,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,984	18,767
Amortization of acquired intangibles	84,049	20,545
Share-based compensation expense	8,816	7,047
Provision for operating losses and bad debts	13,482	6,553
Amortization of capitalized customer acquisition costs	8,948	—
Deferred income taxes	(19,391)	(2,328)
Other, net	4,692	2,598
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	11,929	52,461
Claims receivable	(6,557)	(4,970)
Settlement processing assets and obligations, net	122,948	66,233
Prepaid expenses and other assets	4,644	(12,587)
Capitalized customer acquisition costs	(4,559)	—
Accounts payable and other liabilities	(12,979)	(9,553)
Net cash provided by operating activities	293,965	208,213
Cash flows from investing activities:
Capital expenditures	(46,219)	(24,367)
Other, net	(422)	(74)
Net cash used in investing activities	(46,641)	(24,441)
Cash flows from financing activities:
Net payments on settlement lines of credit	(117,789)	(135,071)
Proceeds from long-term debt	149,000	142,000
Repayments of long-term debt	(189,732)	(157,000)
Payment of debt issuance costs	(896)	(2,099)
Repurchase of common stock	—	(2,901)
Proceeds from stock issued under share-based compensation plans	1,149	179
Common stock repurchased - share-based compensation plans	(167)	(527)
Distributions to noncontrolling interests	(8)	(4,740)
Dividends paid	(1,522)	(1,293)
Net cash used in financing activities	(159,965)	(161,452)
Effect of exchange rate changes on cash	11,707	17,849
Increase in cash and cash equivalents	99,066	40,169
Cash and cash equivalents, beginning of the period	1,162,779	587,751
Cash and cash equivalents, end of the period	$1,261,845	$627,920
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	152,186	$1,816,278	$1,137,230	$(322,717)	$2,630,791	$148,551	$2,779,342
Net income			48,813		48,813	4,146	52,959
Other comprehensive income, net of tax				34,911	34,911	721	35,632
Stock issued under share-based compensation plans	318	1,149			1,149		1,149
Common stock repurchased - share-based compensation plans	(1)	(77)			(77)		(77)
Share-based compensation expense		8,816			8,816		8,816
Dissolution of a subsidiary			7,998		7,998	(7,998)	—
Distributions to noncontrolling interest					—	(8)	(8)
Dividends paid ($0.01 per share)			(1,522)		(1,522)		(1,522)
Balance at March 31, 2017	152,503	$1,826,166	$1,192,519	$(287,806)	$2,730,879	$145,412	$2,876,291

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	129,274	$133,345	$943,879	$(247,190)	$830,034	$112,176	$942,210
Net income			59,911		59,911	3,536	63,447
Other comprehensive income, net of tax				28,486	28,486	6,927	35,413
Stock issued under employee stock plans	22	179			179		179
Common stock repurchased - share-based compensation plans	(1)	(84)			(84)		(84)
Tax benefit from employee share-based compensation plans		135			135		135
Share-based compensation expense		7,047			7,047		7,047
Contribution of subsidiary shares to noncontrolling interest related to a business combination		(820)			(820)	(3,925)	(4,745)
Distributions to noncontrolling interest					—	(4,740)	(4,740)
Repurchase of common stock	(49)	(1,307)	(1,594)		(2,901)		(2,901)
Dividends paid ($0.01 per share)			(1,293)		(1,293)		(1,293)
Balance at March 31, 2016	129,246	$138,495	$1,000,903	$(218,704)	$920,694	$113,974	$1,034,668
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

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements included in our Transition Report on Form 10-K for the seven months ended December 31, 2016 but does not include all disclosures required by GAAP for annual financial statements. As a result of the change in our fiscal year end from May 31 to December 31, we presented our interim financial information for the quarter ended March 31, 2016 on the basis of the new fiscal year for comparative purposes.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made.  These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Transition Report on Form 10-K for the seven months ended December 31, 2016.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The amendments in this update changed how companies account for certain aspects of share-based payments to employees. We adopted the various amendments in ASU 2016-09 in our unaudited consolidated financial statements effective January 1, 2017 with no material effect. On a prospective basis, as required, we recognize the income tax effects of the excess benefits or deduction deficiencies of share-based awards in the statement of income when the awards vest or are settled. Previously, these amounts were recorded as an adjustment to additional paid-in capital. In addition, these excess tax benefits or deduction deficiencies from share-based compensation plans, which were previously presented as a financing activity in our consolidated statement of cash flows, are now presented as an operating activity using a retrospective transition method for all periods presented. Finally, we have elected to account for forfeitures of share-based awards with service conditions as they occur.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which makes clarifications to how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. We adopted ASU 2016-15 on a retrospective basis effective January 1, 2017 with no effect on our unaudited consolidated statements of cash flows for any period presented.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The ASU eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We adopted ASU 2017-04 on a prospective basis effective January 1, 2017. The adoption of this standard had no effect on our unaudited consolidated financial statements.

Recently Issued Pronouncements Not Yet Adopted

Accounting Standard Codification ("ASC") 606 - New Revenue Standard

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or modified retrospective transition method. The update requires significant additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09, as amended by ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," is effective for years beginning after December 15, 2017, including interim periods, with early adoption permitted for years beginning after December 15, 2016. Since the issuance of ASU 2014-09, the FASB has issued additional interpretive guidance, including new accounting standards updates, that clarifies certain points of the standard and modifies certain requirements.

We have performed a review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We have established a cross-functional implementation team to assess the effects of the new revenue standard in a multi-phase approach. In the first phase, we are analyzing customer contracts, applying the five-step model of the new standard to each contract category we have identified and comparing the results to our current accounting practices. The new standard could change the amount and timing of revenue and expenses to be recognized under certain arrangement types. In addition, it could also increase the administrative burden on our operations to properly account for customer contracts and provide the more expansive required disclosures. More judgment and estimates may be required within the process of applying the requirements of the new standard than are required under existing GAAP, such as identifying performance obligations in contracts, estimating the amount of variable consideration to include in transaction price, allocating transaction price to each separate performance obligation and estimating expected customer lives. We have not completed our assessment or quantified the effect, if any, the new guidance will have on our consolidated financial statements, related disclosures and/or our internal control over financial reporting. This will occur during the design and implementation phases over the remainder of the calendar year. However, our preliminary view is that we expect the amount and timing of revenue to be recognized under ASU 2014-09 for our most significant contract category, core payment services, will be similar to the amount and timing of revenue recognized under our current accounting practices. We also expect to be required to capitalize additional costs to obtain contracts with customers, and, in some cases, may be required to amortize these costs and costs that we currently capitalize (such as capitalized customer acquisition costs) over a longer time period. Finally, we expect disclosures about our revenues and related customer acquisition costs will be more extensive.

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

Other Accounting Standards Updates

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The ASU clarifies the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, with the expectation that fewer will qualify as acquisitions (or disposals) of businesses. The ASU will become effective for us on January 1, 2018. Early adoption is permitted for certain transactions that occur before the effective date. We are evaluating the effect of ASU 2017-01 on our consolidated financial statements.

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

NOTE 2—ACQUISITIONS

Heartland

We merged with Heartland Payment Systems, Inc. ("Heartland") in a cash-and-stock transaction on April 22, 2016 for total purchase consideration of $3.9 billion. This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date.

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed previously determined as of December 31, 2016 and as subsequently revised during the three months ended March 31, 2017 for measurement-period adjustments, including a reconciliation to the total purchase consideration, are as follows:

	December 31, 2016	Measurement-Period Adjustments	March 31, 2017
	(in thousands)

Cash and cash equivalents	$304,747	$—	$304,747
Accounts receivable	70,385	—	70,385
Prepaid expenses and other assets	103,090	(5,131)	97,959
Identified intangible assets	1,639,040	—	1,639,040
Property and equipment	106,583	—	106,583
Debt	(437,933)	—	(437,933)
Accounts payable and accrued liabilities	(457,763)	(65)	(457,828)
Settlement processing obligations	(36,578)	(3,727)	(40,305)
Deferred income taxes	(518,794)	18,907	(499,887)
Other liabilities	(64,938)	(33,495)	(98,433)
Total identifiable net assets	707,839	(23,511)	684,328
Goodwill	3,214,981	23,511	3,238,492
Total purchase consideration	$3,922,820	$—	$3,922,820

The measurement-period adjustments are the result of continued refinement of certain estimates, particularly regarding certain tax positions and deferred income taxes.

NOTE 3—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of March 31, 2017 and December 31, 2016, settlement processing assets and obligations consisted of the following:

	March 31, 2017	December 31, 2016

	(in thousands)
Settlement processing assets:
Interchange reimbursement	$143,782	$150,612
(Liability to) receivable from members	(14,266)	71,590
Receivable from networks	623,691	1,325,029
Exception items	5,885	6,450
Merchant reserves	(7,583)	(6,827)
	$751,509	$1,546,854

Settlement processing obligations:
Interchange reimbursement	$198,220	$199,202
Liability to members	(154,331)	(177,979)
Liability to merchants	(708,914)	(1,358,271)
Exception items	8,643	21,194
Merchant reserves	(152,510)	(158,419)
Reserve for operating losses and sales allowances	(4,244)	(2,939)
	$(813,136)	$(1,477,212)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2017 and December 31, 2016, goodwill and other intangible assets consisted of the following:

	March 31, 2017	December 31, 2016

	(in thousands)

Goodwill	$4,859,387	$4,807,594
Other intangible assets:
Customer-related intangible assets	$1,854,876	$1,864,731
Acquired technologies	556,400	547,151
Trademarks and trade names	189,212	188,311
Contract-based intangible assets	158,403	157,882
	2,758,891	2,758,075
Less accumulated amortization:
Customer-related intangible assets	531,614	487,729
Acquired technologies	118,554	89,633
Trademarks and trade names	31,011	24,142
Contract-based intangible assets	80,292	71,279
	761,471	672,783
	$1,997,420	$2,085,292

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2017:

	North America	Europe	Asia-Pacific	Total

	(in thousands)

Balance at December 31, 2016	$4,083,252	$455,300	$269,042	$4,807,594
Effect of foreign currency translation	676	8,279	12,297	21,252
Measurement-period adjustments	23,511	—	7,030	30,541
Balance at March 31, 2017	$4,107,439	$463,579	$288,369	$4,859,387

There was no accumulated impairment loss as of March 31, 2017 or December 31, 2016.

NOTE 5—LONG-TERM DEBT AND LINES OF CREDIT

As of March 31, 2017 and December 31, 2016, long-term debt consisted of the following:

	March 31, 2017	December 31, 2016

	(in thousands)
Corporate credit facility:
Term loans (face amounts of $3,683,132 and $3,728,857 at March 31, 2017 and December 31, 2016, respectively, less unamortized debt issuance costs of $43,900 and $46,282 at March 31, 2017 and December 31, 2016, respectively)	$3,639,232	$3,682,575
Revolving credit facility	761,000	756,000
Capital lease obligations	30	37
Total long-term debt	4,400,262	4,438,612
Less current portion of corporate credit facility (face amounts of $188,368 and $187,274 at March 31, 2017 and December 31, 2016, respectively, less unamortized debt issuance costs of $9,394 and $9,526 at March 31, 2017 and December 31, 2016, respectively) and current portion of capital lease obligations of $30 and $37 at March 31, 2017 and December 31, 2016, respectively	179,004	177,785
Long-term debt, excluding current portion	$4,221,258	$4,260,827

Maturity requirements on long-term debt as of March 31, 2017 by year are as follows (in thousands):

Years ending December 31,
2017	$141,579
2018	200,974
2019	214,674
2020	214,674
2021	3,158,349
2022	5,424
2023 and thereafter	508,488
Total	$4,444,162

We are party to a credit facility agreement (as amended from time to time, the "Credit Facility Agreement"), which, as of March 31, 2017, provided for secured financing of up to $5.0 billion, comprised of (i) a $1.8 billion term loan (the "Term A Loan"), (ii) a $1.5 billion term loan (the "Term A-2 Loan"), (iii) a $542 million term loan (the "Term B Loan") and (iv) a $1.3 billion revolving credit facility (the "Revolving Credit Facility"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility Agreement. On May 2, 2017, we entered into an amendment to the Credit Facility Agreement, which, among other things, increased the total financing capacity available under the Credit Facility Agreement to $5.2 billion, as described in more detail in "Note 12—Subsequent Event."

The Credit Facility Agreement provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of March 31, 2017, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B Loan were 3.23%, 3.20% and 3.48%, respectively.

The Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at March 31, 2017 and December 31, 2016 were $228.8 million and $446.3 million, respectively. As of March 31, 2017, the interest rate on the Revolving Credit Facility was 3.20%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility.

The portion of debt issuance costs related to the Revolving Credit Facility are included in other noncurrent assets, and the portion of debt issuance costs related to the term loans is reported as a reduction to the carrying amount of the term loans. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

We have lines of credit with banks in various markets where we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The settlement lines of credit are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our settlement lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of March 31, 2017 and December 31, 2016, a total of $41.0 million and $51.0 million, respectively, of cash on deposit was used to determine the available credit.

As of March 31, 2017 and December 31, 2016, respectively, we had $276.4 million and $392.1 million outstanding under these lines of credit with additional capacity of $856.5 million as of March 31, 2017 to fund settlement. The weighted-average interest rate on these borrowings was 2.40% and 1.90% at March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017, the maximum and average outstanding balances under these lines of credit were $577.9 million and $310.4 million, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the agreement. As of March 31, 2017, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than (i) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from March 1, 2017 through August 31, 2017; (ii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from September 1, 2017 through February 28, 2018 and (iii) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. As of March 31, 2017, the fixed charge coverage ratio was required to be no less than 2.25 to 1.00. The Credit Facility Agreement and settlement lines of credit also include various other covenants that are customary in such borrowings. The Credit Facility Agreement includes covenants, subject in each case to exceptions and qualifications, that may restrict certain payments, including in certain circumstances, the payment of cash dividends in excess of our current rate of $0.01 per share per quarter. In connection with the May 2, 2017 amendment to the Credit Facility Agreement, the required leverage ratios were updated, as described in more detail in "Note 12—Subsequent Event."

The Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the three months ended March 31, 2017.

Interest Rate Swap Agreements

We have interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as portfolio cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income, except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the three months ended March 31, 2017, there was no ineffectiveness. The fair values of the interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included in the consolidated balance sheets:

Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at March 31, 2017	Range of Maturity Dates	March 31, 2017	December 31, 2016
				(in thousands)
Interest rate swaps (Notional of $500 million at March 31, 2017, $250 million at December 31, 2016)	Other assets	1.46%	December 31, 2019 - July 31, 2020	$3,305	$2,147
Interest rate swaps (Notional of $800 million at March 31, 2017, $750 million at December 31, 2016)	Accounts payable and accrued liabilities	1.67%	February 28, 2019 - March 31, 2021	$1,906	$3,175

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)

Amount of gain (loss) recognized in other comprehensive income	$827	$(10,818)
Amount reclassified out of other comprehensive income to interest expense	$1,596	$1,955

As of March 31, 2017, the amount in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $4.6 million.

Interest Expense

Interest expense was $41.1 million and $13.5 million for the three months ended March 31, 2017 and 2016, respectively.

NOTE 6—INCOME TAX

Our effective income tax rates were 18.9% and 23.4% for the three months ended March 31, 2017 and March 31, 2016, respectively. Our effective income tax rates differ from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates.

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

NOTE 7—SHAREHOLDERS’ EQUITY

We make repurchases of our common stock mainly through the use of open market purchases and, at times, through accelerated share repurchase programs. As of March 31, 2017, we were authorized to repurchase up to $299.7 million of our common stock. During the three months ended March 31, 2016, through open market repurchase plans, we repurchased and retired 48,816 shares of our common stock at a cost of $2.9 million, or an average cost of $59.37 per share, including commissions.

NOTE 8—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)

Share-based compensation expense	$8,816	$7,047
Income tax benefit	$3,065	$2,344

Share-Based Awards

The following table summarizes the changes in unvested share-based awards for the three months ended March 31, 2017:

	Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)

Unvested at December 31, 2016	1,263	$49.55
Granted	441	79.47
Vested	(3)	42.90
Forfeited	(24)	56.74
Unvested at March 31, 2017	1,677	$57.30

The total fair value of share-based awards vested during the three months ended March 31, 2017 and March 31, 2016 was $0.1 million and $0.2 million, respectively.

For these share-based awards, we recognized compensation expense of $8.0 million and $6.5 million during the three months ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017, there was $72.2 million of unrecognized compensation expense related to unvested share-based awards that we expect to recognize over a weighted-average period of 2.38 years. Our share-based award plans provide for accelerated vesting under certain conditions.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value of our common stock on the date of grant and have a term of ten years. Stock options granted before the year ended May 31, 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during the year ended May 31, 2015 and thereafter vest in equal installments on each of the first three anniversaries of the grant date. During the three months ended March 31, 2017, we granted stock options to purchase 0.1 million shares of our common stock. There were no stock options granted during the three months ended March 31, 2016. Our stock option plans provide for accelerated vesting under certain conditions.

The following summarizes changes in unvested stock option activity for the three months ended March 31, 2017:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at December 31, 2016	759	$37.51	6.0	$24.5
Granted	124	79.45
Forfeited	—	—
Exercised	(52)	23.68
Outstanding at March 31, 2017	831	$44.65	6.6	$29.9

Options vested and exercisable at March 31, 2017	449	$29.49	4.7	$23.0

We recognized compensation expense for stock options of $0.6 million and $0.4 million during the three months ended March 31, 2017 and March 31, 2016, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 and March 31, 2016 was $2.8 million and $0.3 million, respectively. As of March 31, 2017, we had $2.5 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.37 years.

The weighted-average grant-date fair value of each stock option granted during the three months ended March 31, 2017 was $10.28. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Three Months Ended
March 31, 2017
Risk-free interest rate	1.99%
Expected volatility	30%
Dividend yield	0.06%
Expected term (years)	5

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

NOTE 9—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted earnings per share is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on earnings per share. There were less than 0.1 million stock options that would have an antidilutive effect on the computation of diluted earnings per share for the three months ended March 31, 2017. There were no such antidilutive stock options for the three months ended March 31, 2016.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)

Basic weighted-average number of shares outstanding	152,304	129,268
Plus: Dilutive effect of stock options and other share-based awards	951	869
Diluted weighted-average number of shares outstanding	153,255	130,137

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax, were as follows for the three months ended March 31, 2017 and March 31, 2016:

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2016	$(318,450)	$(640)	$(3,627)	$(322,717)
Other comprehensive income (loss), net of tax	33,615	1,513	(217)	34,911
Balance at March 31, 2017	$(284,835)	$873	$(3,844)	$(287,806)

Balance at December 31, 2015	$(239,650)	$(3,732)	$(3,808)	$(247,190)
Other comprehensive income (loss), net of tax	34,043	(5,557)	—	28,486
Balance at March 31, 2016	$(205,607)	$(9,289)	$(3,808)	$(218,704)

NOTE 11—SEGMENT INFORMATION

We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and certain compensation costs are included in Corporate in the following table. Interest and other income, interest and other expense and provision for income taxes are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in our Transition Report on Form 10-K for the seven months ended December 31, 2016 and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues and consolidated operating income are as follows for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016

	(in thousands)
Revenues(1):
North America	$687,044	$427,860
Europe	165,549	144,119
Asia-Pacific	67,169	54,280
Consolidated revenues	$919,762	$626,259

Operating income (loss)(1):
North America	$94,083	$65,190
Europe	54,507	55,778
Asia-Pacific	19,754	14,559
Corporate(2)	(63,374)	(40,954)
Consolidated operating income	$104,970	$94,573

Depreciation and amortization(1):
North America	$92,708	$24,927
Europe	11,576	9,621
Asia-Pacific	3,275	3,666
Corporate	1,474	1,098
Consolidated depreciation and amortization	$109,033	$39,312

(1) Revenues, operating income and depreciation and amortization reflect the effect of acquired businesses from the respective dates of acquisition. Notably, on April 22, 2016, we merged with Heartland as further discussed in "Note 2—Acquisitions."

(2) During the three months ended March 31, 2017, operating loss for Corporate included Heartland integration expenses of $26.1 million, which are included in selling, general and administrative expenses in the consolidated statements of income.

NOTE 12—SUBSEQUENT EVENT

On May 2, 2017, we entered into the Fourth Amendment to the Credit Facility Agreement (the "Fourth Amendment"). The Fourth Amendment increased the total financing capacity available under the Credit Facility Agreement to $5.2 billion, consisting of (i) the $1.2 billion Revolving Credit Facility; (ii) the $1.5 billion Term A Loan; (iii) the $1.3 billion Term A-2 Loan; and (iv) a $1.2 billion term loan facility, which replaced the Term B Loan (the "Term B-2 Loan"). The aggregate outstanding debt under the Credit Facility Agreement did not change because we repaid certain outstanding amounts under the Term A Loan, the Term A-2 Loan and the Revolving Credit Facility in connection with the Fourth Amendment.

As amended by the Fourth Amendment, the Credit Facility Agreement provides for an interest rate with respect to borrowings under the Term A Loan, the Term A-2 Loan and the Revolving Credit Facility of (a) in the case of Base Rate Loans (as defined in the Credit Facility Agreement), a base rate plus a margin ranging from 0.25% to 1.00%, in each case depending on our leverage ratio and (b) in the case of Eurocurrency Loans (as defined in the Credit Facility Agreement), a base rate plus a margin ranging from 1.25% to 2.00%, in each case depending on our leverage ratio. As amended by the Fourth Amendment, the Credit Facility Agreement provides for an interest rate with respect to the borrowings under the Term B-2 Loan of a base rate plus a margin of 1.00% in the case of Base Rate Loans and a base rate plus a margin of 2.00% in the case of Eurocurrency Loans. With respect to the Base Rate Loans, the base rate is the highest of (a) the Federal Funds Effective Rate (as defined in the Credit Facility Agreement)

plus 0.50%, (b) the Bank of America prime rate and (c) the applicable Eurocurrency Base Rate (as defined in the Credit Facility Agreement) plus 1.00%. The Credit Facility Agreement also provides for a commitment fee with respect to borrowings under the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

Pursuant to the Fourth Amendment, the Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility Agreement expires, on May 2, 2022. The Term B-2 Loan matures on April 22, 2023. The Term A Loan principal must be repaid in quarterly installments in the amount of 1.25% of principal through June 2019, increasing to 1.875% of principal through June 2021, and increasing to 2.50% of principal through March 2022, with the remaining principal balance due upon maturity in May 2022. The Term A-2 Loan principal must be repaid in quarterly installments of $1.7 million through June 2018, increasing to quarterly installments of $8.6 million through March 2022, with the remaining balance due upon maturity in May 2022. The Term B-2 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023.

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios. The Credit Facility Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.

Pursuant to the Fourth Amendment, financial covenants require a leverage ratio for the period beginning May 2, 2017 no greater than: (i) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from May 2, 2017 through June 30, 2017; (ii) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2017 through June 30, 2018; (iii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2018 through June 30, 2019; and (iv) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Transition Report on Form 10-K for the seven months ended December 31, 2016. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. See "Forward-Looking Statements" below for additional information.

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

We merged with Heartland Payments Systems, Inc. ("Heartland") in a cash-and-stock transaction on April 22, 2016 for total purchase consideration of $3.9 billion. See "Note 2—Acquisitions" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our merger with Heartland.

Highlights related to our financial condition and results of operations for the three months ended March 31, 2017 are provided below:

•
Consolidated revenues increased by 46.9% to $919.8 million in the three months ended March 31, 2017, compared to $626.3 million for the prior-year period, primarily due to the inclusion of Heartland, partially offset by the unfavorable effect of currency fluctuations in foreign markets of $8.2 million.

•
Consolidated operating income was $105.0 million for the three months ended March 31, 2017 compared to $94.6 million, for the prior-year period. Our operating margin for the three months ended March 31, 2017 was 11.4%, compared to 15.1%, for the prior-year period. The contribution of the revenue growth in local currency was partially offset by an increase in depreciation and amortization expense of $69.7 million and Heartland integration expenses of $26.1 million for the three months ended March 31, 2017.

•
Net income attributable to Global Payments was $48.8 million for the three months ended March 31, 2017 compared to $59.9 million for the prior-year period. Diluted earnings per share was $0.32 for the three months ended March 31, 2017 compared to $0.46 in the prior-year period.

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

Results of Operations

The following table sets forth key selected financial data for the three months ended March 31, 2017 and March 31, 2016, this data as a percentage of total revenues, and the changes between the periods in dollars and as a percentage of the prior year amount. The income statement data for the three months ended March 31, 2016 are derived from our unaudited consolidated financial statements for that period.

	Three Months Ended March 31, 2017	% of Revenue(1)	Three Months Ended March 31, 2016	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)
Revenues(2):
North America	$687,044	74.7%	$427,860	68.3%	$259,184	60.6%
Europe	165,549	18.0%	144,119	23.0%	21,430	14.9%
Asia-Pacific	67,169	7.3%	54,280	8.7%	12,889	23.7%
Total revenues	$919,762	100.0%	$626,259	100.0%	$293,503	46.9%

Consolidated operating expenses(2):
Cost of service	$455,936	49.6%	$248,187	39.6%	$207,749	83.7%
Selling, general and administrative	358,856	39.0%	283,499	45.3%	75,357	26.6%
Operating expenses	$814,792	88.6%	$531,686	84.9%	$283,106	53.2%

Operating income (loss)(2):
North America	$94,083		$65,190		$28,893	44.3%
Europe	54,507		55,778		(1,271)	(2.3)%
Asia-Pacific	19,754		14,559		5,195	35.7%
Corporate(3)	(63,374)		(40,954)		(22,420)	54.7%
Operating income	$104,970	11.4%	$94,573	15.1%	$10,397	11.0%

Operating margin(2):
North America	13.7%		15.2%		(1.5)%
Europe	32.9%		38.7%		(5.8)%
Asia-Pacific	29.4%		26.8%		2.6%
(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effect of acquired businesses from the respective dates of acquisition. Notably, on April 22, 2016, we merged with Heartland as further discussed in "Note 2—Acquisitions" in the notes to the accompanying unaudited consolidated financial statements.

(3) During the three months ended March 31, 2017, operating loss for Corporate included Heartland integration costs of $26.1 million, which are included in selling, general and administrative expenses in the unaudited consolidated statements of income.

Revenues

For the three months ended March 31, 2017, revenues increased by $293.5 million, or 46.9%, compared to the prior year, to $919.8 million, reflecting growth in each of our operating segments, despite the unfavorable effect of currency fluctuations of $8.2 million.

North America Segment. For the three months ended March 31, 2017, revenues from our North America segment increased by $259.2 million, or 60.6%, compared to the prior year, to $687.0 million, primarily due to our merger with Heartland.

Europe Segment. For the three months ended March 31, 2017, revenues from our Europe segment increased by $21.4 million, or 14.9%, compared to the prior year, to $165.5 million, primarily due to growth in local currencies partially offset by the unfavorable effect of currency fluctuations of $10.6 million.

Asia-Pacific Segment. For the three months ended March 31, 2017, revenues from our Asia-Pacific segment increased by $12.9 million, or 23.7%, compared to the prior year, to $67.2 million, primarily due to organic growth.

Operating Expenses

Cost of Service. For the three months ended March 31, 2017, cost of service increased by $207.7 million, or 83.7%, compared to the prior year, to $455.9 million. As a percentage of revenues, cost of service increased to 49.6% for the three months ended March 31, 2017 from 39.6% for the prior year. The increase in cost of service was driven primarily by an increase in the variable costs associated with our revenue growth, including those related to our merger with Heartland, and by additional intangible asset amortization associated with recently acquired businesses of $63.5 million for the three months ended March 31, 2017.

Selling, General and Administrative Expenses. For the three months ended March 31, 2017, selling, general and administrative expenses increased by $75.4 million, or 26.6%, compared to the prior year, to $358.9 million. As a percentage of revenues, selling, general and administrative expenses decreased to 39.0% for the three months ended March 31, 2017 from 45.3% for the prior year. The increase in selling, general and administrative expenses was primarily due to additional costs to support the growth of our business, including incremental expenses associated with the integration of Heartland. The decrease in selling, general and administrative expenses as a percentage of revenues is primarily due to synergies achieved in general and administrative expenses from the merger with Heartland.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 44.3% to $94.1 million for the three months ended March 31, 2017 compared to the prior year. The increase in operating income was primarily due to revenue growth in our U.S. business offset by expenses associated with the integration of Heartland and additional intangible asset amortization associated with the merger. Operating margin decreased 1.5 percentage points for the three months ended March 31, 2017.

Europe Segment. Operating income in our Europe segment decreased by 2.3% to $54.5 million for the three months ended March 31, 2017 compared to the prior year, including the effect of unfavorable currency fluctuations of $6.5 million. Operating margin decreased 5.8 percentage points for the three months ended March 31, 2017. The decreases in operating income and operating margin were primarily driven by the effect of unfavorable currency fluctuations.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 35.7% to $19.8 million for the three months ended March 31, 2017 compared to the prior year. Operating margin increased 2.6 percentage points for the three months ended March 31, 2017. The increase in operating income and operating margin was due to organic revenue growth.

Corporate. Corporate expenses increased by 54.7% to $63.4 million for the three months ended March 31, 2017 compared to the prior year, primarily due to the merger with Heartland and expenses of $26.1 million associated with its integration.

Other Income/Expense, Net

Interest and other expense increased $28.2 million for the three months ended March 31, 2017 compared to the prior year, primarily due to an increase in interest expense incurred resulting from an increase in the outstanding borrowings to fund the merger with Heartland.

Provision for Income Taxes

Our effective income tax rates were 18.9% and 23.4% for the three months ended March 31, 2017 and March 31, 2016, respectively. The decrease in our effective income tax rate was primarily due to a higher percentage of income generated in international jurisdictions with lower tax rates (primarily as a result of the merger-related expenses incurred in the United States).

Liquidity and Capital Resources

In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows. Cash flow from operations is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay principal and interest on our outstanding debt and to repurchase shares of our common stock. Accumulated cash balances are invested in high-quality, marketable short-term instruments.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. We use our financing, such as our revolving credit facility and our term loans, for general corporate purposes and to fund acquisitions. In addition, lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card network. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise.

At March 31, 2017, we had cash and cash equivalents totaling $1,261.8 million. Of this amount, we consider $423.3 million to be available for general purposes, which does not include the following: (1) settlement-related cash balances, (2) funds held as collateral for merchant losses ("Merchant Reserves") and (3) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. At March 31, 2017, our cash and cash equivalents included $322.7 million for settlement-related cash balances. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At March 31, 2017, our cash and cash equivalents included $160.1 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf. At March 31, 2017, cash and cash equivalents included funds held for customers of $315.9 million.

Our available cash balance at March 31, 2017 included $342.9 million of cash held by foreign subsidiaries whose earnings are considered indefinitely reinvested outside the United States. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant effect on our liquidity.

Operating activities provided net cash of $294.0 million and $208.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The increase in cash flows from operating activities of $85.8 million was primarily due to an increase in the change in net settlement processing assets of $56.7 million. Fluctuations in settlement processing assets and obligations are largely due to timing of month-end and settlement transaction volume.

Net cash used in investing activities was $46.6 million and $24.4 million during the three months ended March 31, 2017 and March 31, 2016, respectively, reflecting capital expenditures of $46.2 million and $24.4 million, respectively. During the year ending December 31, 2017, we expect capital expenditures for property and equipment, including internal-use capitalized software development costs, to approximate $160 million.

Net cash used in financing activities was $160.0 million and $161.5 million during the three months ended March 31, 2017 and March 31, 2016, respectively, primarily due to net repayments of our settlement lines of credit. Fluctuations in our settlement lines of credit balances are largely due to timing of month-end and settlement transaction volume.

We generally pay dividends to our shareholders on a quarterly basis. In connection with the change in our fiscal year end from May 31 to December 31, our board of directors approved a quarterly dividend of $0.0133 per share, payable June 23, 2017 to shareholders of record as of June 9, 2017. This dividend includes the period from December 1, 2016 through March 31, 2017.

We believe that our current level of cash and borrowing capacity under our long-term debt and lines of credit described below, together with future cash flows from operations will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Lines of Credit

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents (as amended from time to time, the "Credit Facility Agreement"). The Credit Facility Agreement was most recently amended on May 2, 2017 (the "Fourth Amendment") and, as amended, provides for (i) a $1.2 billion revolving credit facility (the "Revolving Credit Facility"); (ii) a $1.5 billion term loan (the "Term A Loan"); (iii) a $1.3 billion term loan (the "Term A-2 Loan"); and (iv) a $1.2 billion term loan facility, which replaced the Term B Loan (the "Term B-2 Loan"). The Fourth Amendment increased the total financing capacity under the Credit Facility Agreement on May 2, 2017 from $4.9 billion to $5.2 billion, although the outstanding debt under the Credit Facility Agreement did not change because we repaid certain outstanding amounts under the Term A Loan, the Term A-2 Loan and the Revolving Credit Facility in connection with the Fourth Amendment. Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility Agreement.

The Credit Facility Agreement provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of March 31, 2017, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B Loan (which was superseded by the Term B-2 Loan under the Fourth Amendment) were 3.23%, 3.20% and 3.48%, respectively, and the interest rate on the Revolving Credit Facility was 3.20%. As of March 31, 2017, the aggregate outstanding balance on the term loans was $3.7 billion, and the outstanding balance on the Revolving Credit Facility was $761.0 million.

As amended by the Fourth Amendment, the Credit Facility Agreement provides for an interest rate with respect to borrowings under the Term A Loan, the Term A-2 Loan and the Revolving Credit Facility of (a) in the case of Base Rate Loans (as defined in the Credit Facility Agreement), a base rate plus a margin ranging from 0.25% to 1.00%, in each case depending on our leverage ratio and (b) in the case of Eurocurrency Loans (as defined in the Credit Facility Agreement), a base rate plus a margin ranging from 1.25% to 2.00%, in each case depending on our leverage ratio. As amended by the Fourth Amendment, the Credit Facility Agreement provides for an interest rate with respect to the borrowings under the Term B-2 Loan of a base rate plus a margin of 1.00% in the case of Base Rate Loans and a base rate plus a margin of 2.00% in the case of Eurocurrency Loans. With respect to the Base Rate Loans, the base rate is the highest of (a) the Federal Funds Effective Rate (as defined in the Credit Facility Agreement) plus 0.50%, (b) the Bank of America prime rate and (c) the applicable Eurocurrency Base Rate (as defined in the Credit Facility Agreement) plus 1.00%. The Credit Facility Agreement also provides for a commitment fee with respect to borrowings under the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

Pursuant to the Fourth Amendment, the Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility Agreement expires, on May 2, 2022. The Term B-2 Loan matures on April 22, 2023. The Term A Loan principal must be repaid in quarterly installments in the amount of 1.25% of principal through June 2019, increasing to 1.875% of principal through June 2021, and increasing to 2.50% of principal through March 2022, with the remaining principal balance due upon maturity in May 2022. The Term A-2 Loan principal must be repaid in quarterly installments of $1.7 million through June 2018, increasing to quarterly installments of $8.6 million through March 2022, with the remaining balance due upon maturity in May 2022. The Term B-2 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023.

The Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at March 31, 2017 were $228.8 million.

Settlement Lines of Credit

We have lines of credit with banks in the United States and Canada as well as several countries in Europe and in the Asia-Pacific region where we do business. The lines of credit, which are restricted for use in funding settlement, generally have variable interest rates and are subject to annual review. The lines of credit are generally denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of March 31, 2017 and December 31, 2016, a total of $41.0 million and $51.0 million, respectively, of cash on deposit was used to determine the available credit.

As of March 31, 2017 and December 31, 2016, respectively, we had $276.4 million and $392.1 million outstanding under these lines of credit with additional capacity of $856.5 million as of March 31, 2017 to fund settlement. The weighted-average interest rate on these borrowings was 2.40% and 1.90% at March 31, 2017 and December 31, 2016, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios as defined in the agreement. Pursuant to the Fourth Amendment, financial covenants require a leverage ratio for the period beginning May 2, 2017 no greater than: (i) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from May 2, 2017 through June 30, 2017; (ii) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2017 through June 30, 2018; (iii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2018 through June 30, 2019; and (iv) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00. Refer to "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for the required leverage ratios as of March 31, 2017.

The Credit Facility Agreement and settlement lines of credit also include various other covenants that are customary in such borrowings. The Credit Facility Agreement includes covenants, subject in each case to exceptions and qualifications that may restrict certain payments, including, in certain circumstances, repurchasing our common stock and paying cash dividends in excess of our current rate of $0.01 per share per quarter.

The Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the three months ended March 31, 2017.

See "Note 5—Long-Term Debt and Lines of Credit" and "Note 12—Subsequent Event" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our borrowing arrangements.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market, or credit risk support other than the guarantee services described in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Transition Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Transition Report on Form 10-K for the seven-months ended December 31, 2016.

During the first quarter of 2017, we revised our reporting unit structure within our North America segment to reflect changes made in connection with the integration of Heartland. Under the revised reporting unit structure, we operate two reporting units in our North America segment: (i) Payments and (ii) Integrated Solutions and Vertical Markets. We reassigned the goodwill previously allocated to North America merchant services and Heartland to the two new reporting units using a relative fair value approach. As a result of the change in reporting units, we performed goodwill impairment tests immediately before and after this change in reporting units and determined that there was no impairment.

Effect of New Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. See "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying unaudited consolidated financial statements for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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

Important factors that may cause actual events or results to differ materially from those anticipated by our forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors; our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; changes in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations, including without limitation difficulties and delays in integrating the Heartland business or fully realizing cost savings and other benefits of the acquisition at all or within the expected time period; fully realizing anticipated annual interest expense savings from refinancing our corporate debt facilities; our loss of key personnel; and other risk factors presented in Item 1A— Risk Factors of our Transition Report on Form 10‑K for the seven months ended December 31, 2016.

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

We have term loans and a revolving credit facility that we use for general corporate purposes, as well as various lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and settlement lines of credit are based on market rates and fluctuate accordingly. As of March 31, 2017, there was $4.7 billion outstanding under these variable-rate debt arrangements and settlement lines of credit.

The interest earned on our cash investments and the interest paid on our debt are based on variable interest rates; therefore, the exposure of our net income to a change in interest rates is partially mitigated as an increase in rates would increase both interest income and interest expense, and a reduction in rates would decrease both interest income and interest expense. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have interest rate swaps that reduce a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in "Note 5—Long-Term Debt and Lines of Credit" in the notes to our accompanying unaudited consolidated financial statements.

Based on balances outstanding under variable-rate debt agreements and cash investment balances at March 31, 2017, a hypothetical increase of 50 basis points in applicable interest rates as of March 31, 2017 would increase our annual interest expense by approximately $17.1 million and increase our annual interest income by approximately $2.7 million.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In April 2016, we completed our merger with Heartland, which is being integrated into our North America segment. As part of our ongoing integration activities, we are continuing to apply our controls and procedures to the Heartland business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude. Otherwise, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

Heartland, Heartland’s board of directors, Global Payments, Data Merger Sub One, Inc. (a wholly owned subsidiary of Global Payments, which we refer to as "Data Merger Sub One") and Data Merger Sub Two, LLC (a wholly owned subsidiary of Global Payments, which we refer to as "Data Merger Sub Two") were named as defendants in a putative class action lawsuit challenging the merger with Heartland. The suit was filed on January 8, 2016 in the New Jersey Superior Court, Mercer County, Civil Division, and is captioned Kevin Merchant v. Heartland Payment Systems, et al, L-45-16. The complaint alleges, among other things, that the directors of Heartland breached their fiduciary duties to Heartland stockholders by agreeing to sell Heartland for inadequate consideration, agreeing to improper deal protection terms in the merger agreement, failing to properly value Heartland, and filing a materially incomplete registration statement with the Securities and Exchange Commission. In addition, the complaint alleges that Heartland, Global Payments, Merger Sub One, and Merger Sub Two aided and abetted these purported breaches of fiduciary duty. On April 12, 2016, solely to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made by the plaintiff, Heartland and Global Payments reached an agreement to settle the suit and entered into a Memorandum of Understanding to document the terms and conditions for settlement of the suit.  The court has approved the parties' settlement agreement under which Heartland amended its pre-acquisition disclosures and agreed to pay Plaintiffs’ counsel $325,000 in attorney’s fees. The settlement releases all claims that were or could have been brought challenging any aspect of the merger with Heartland or the merger agreement related thereto.

ITEM 1A - RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" of our Transition Report on Form 10-K for the seven months ended December 31, 2016.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2017 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
(in millions)
January 2017	—	$—	—
February 2017	—	$—	—
March 2017	—	$—	—
Total	—		—	$299.7

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

(2)	We did not repurchase any shares of our common stock under our share repurchase program during the three months ended March 31, 2017.

(3)
The approximate dollar value of shares that may yet be purchased under our share repurchase program, as of March 31, 2017, was comprised of $299.7 million remaining available under the board’s authorization announced on January 5, 2017. The authorizations by the board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of the board’s authorizations or otherwise to complete any repurchases by any specific time or at all.

During the quarter ended March 31, 2017, pursuant to our employee incentive plans, we withheld 1,018 shares at an average price per share of $79.38 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

ITEM 6—EXHIBITS

List of Exhibits

2.1
Agreement and Plan of Merger, dated as of December 15, 2015, by and among Global Payments Inc., Data Merger Sub One, Inc., Data Merger Sub Two, LLC and Heartland Payment Systems, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 17, 2015.++

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed July 25, 2013.
3.2	Seventh Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed July 25, 2013.
10.1*	Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2017)
10.2*	Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2017)
10.3*	Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2017)
10.4*
Third Amendment, dated March 30, 2017, to Second Amended and Restated Credit Agreement, dated as of July 31, 2015 among the Company, the other borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

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

Global Payments Inc.
(Registrant)

Date: May 4, 2017	/s/ Cameron M. Bready
Cameron M. Bready
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)