Form 10-Q
period 2017-06-30
GLOBAL PAYMENTS INC
filed 2017-08-03
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-16111
GLOBAL PAYMENTS INC.
(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Lenox Road, Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 829-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of July 31, 2017 was 152,488,772.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended June 30, 2017

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	June 30, 2017	June 30, 2016

Revenues	$962,240	$842,644
Operating expenses:
Cost of service	469,149	406,873
Selling, general and administrative	361,239	374,610
	830,388	781,483
Operating income	131,852	61,161

Interest and other income	1,832	42,565
Interest and other expense	(48,361)	(36,597)
	(46,529)	5,968
Income before income taxes	85,323	67,129
(Provision for) benefit from income taxes	(12,880)	4
Net income	72,443	67,133
Less: Net income attributable to noncontrolling interests, net of income tax	(5,534)	(4,900)
Net income attributable to Global Payments	$66,909	$62,233

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.44	$0.42
Diluted earnings per share	$0.44	$0.42
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	June 30, 2017	June 30, 2016

Revenues	$1,882,002	$1,468,904
Operating expenses:
Cost of service	925,085	655,060
Selling, general and administrative	720,095	658,110
	1,645,180	1,313,170
Operating income	236,822	155,734

Interest and other income	3,439	43,847
Interest and other expense	(89,658)	(49,672)
	(86,219)	(5,825)
Income before income taxes	150,603	149,909
Provision for income taxes	(25,201)	(19,329)
Net income	125,402	130,580
Less: Net income attributable to noncontrolling interests, net of income tax	(9,679)	(8,436)
Net income attributable to Global Payments	$115,723	$122,144

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.76	$0.88
Diluted earnings per share	$0.75	$0.87
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30, 2017	June 30, 2016

Net income	$72,443	$67,133
Other comprehensive income (loss):
Foreign currency translation adjustments	57,172	(55,173)
Income tax benefit related to foreign currency translation adjustments	—	9,066
Unrealized losses on hedging activities	(3,382)	(5,276)
Reclassification of unrealized losses on hedging activities to net income	1,897	1,925
Income tax benefit related to hedging activities	661	1,261
Other	3	(826)
Other comprehensive income (loss), net of tax	56,351	(49,023)

Comprehensive income	128,794	18,110
Less: comprehensive income attributable to noncontrolling interests	(17,535)	(2,560)
Comprehensive income attributable to Global Payments	$111,259	$15,550

	Six Months Ended
	June 30, 2017	June 30, 2016

Net income	$125,402	$130,580
Other comprehensive income (loss):
Foreign currency translation adjustments	91,508	(10,953)
Income tax benefit related to foreign currency translation adjustments	—	5,816
Unrealized losses on hedging activities	(2,555)	(16,094)
Reclassification of unrealized losses on hedging activities to net income	3,493	3,880
Income tax (provision) benefit related to hedging activities	(249)	4,569
Other	(214)	(826)
Other comprehensive income (loss), net of tax	91,983	(13,608)

Comprehensive income	217,385	116,972
Less: comprehensive income attributable to noncontrolling interests	(22,404)	(13,023)
Comprehensive income attributable to Global Payments	$194,981	$103,949
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,080,576	$1,162,779
Accounts receivable, net of allowances for doubtful accounts of $1,295 and $1,092 respectively	283,640	275,032
Claims receivable, net of allowances for doubtful accounts of $6,616 and $5,786, respectively	4,513	8,202
Settlement processing assets	999,946	1,546,854
Prepaid expenses and other current assets	147,396	123,139
Total current assets	2,516,071	3,116,006
Goodwill	4,890,016	4,807,594
Other intangible assets, net	1,927,167	2,085,292
Property and equipment, net	537,879	526,370
Deferred income taxes	16,388	15,789
Other noncurrent assets	149,260	113,299
Total assets	$10,036,781	$10,664,350
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$318,284	$392,072
Current portion of long-term debt	86,510	177,785
Accounts payable and accrued liabilities	823,236	804,887
Settlement processing obligations	870,434	1,477,212
Total current liabilities	2,098,464	2,851,956
Long-term debt	4,175,411	4,260,827
Deferred income taxes	617,308	676,472
Other noncurrent liabilities	140,960	95,753
Total liabilities	7,032,143	7,885,008
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 152,556,769 issued and outstanding at June 30, 2017 and 152,185,616 issued and outstanding at December 31, 2016	—	—
Paid-in capital	1,838,889	1,816,278
Retained earnings	1,255,552	1,137,230
Accumulated other comprehensive loss	(243,459)	(322,717)
Total Global Payments shareholders’ equity	2,850,982	2,630,791
Noncontrolling interests	153,656	148,551
Total equity	3,004,638	2,779,342
Total liabilities and equity	$10,036,781	$10,664,350
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income	$125,402	$130,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	51,197	40,079
Amortization of acquired intangibles	165,117	87,675
Share-based compensation expense	21,153	17,372
Provision for operating losses and bad debts	25,940	16,720
Amortization of capitalized customer acquisition costs	19,681	3,352
Deferred income taxes	(38,603)	(19,719)
Gain on sale of investments	—	(41,150)
Other, net	17,057	8,901
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(4,901)	8,907
Claims receivable	(11,335)	(10,854)
Settlement processing assets and obligations, net	(63,523)	14,307
Prepaid expenses and other assets	30,679	(47,940)
Capitalized customer acquisition costs	(44,351)	(20,127)
Accounts payable and other liabilities	(25,452)	61,194
Net cash provided by operating activities	268,061	249,297
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(1,826,657)
Capital expenditures	(89,958)	(62,910)
Proceeds from sale of investments	—	37,717
Proceeds from sales of property and equipment	37,497	57
Other, net	(34,242)	(370)
Net cash used in investing activities	(86,703)	(1,852,163)
Cash flows from financing activities:
Net payments on settlement lines of credit	(88,490)	(97,652)
Proceeds from long-term debt	902,324	3,047,052
Repayments of long-term debt	(1,082,898)	(809,933)
Payment of debt issuance costs	(9,461)	(58,448)
Repurchase of common stock	(5,342)	(82,836)
Proceeds from stock issued under share-based compensation plans	6,188	2,424
Common stock repurchased - share-based compensation plans	(418)	(337)
Proceeds from sale of subsidiary shares to noncontrolling interest	—	16,374
Distributions to noncontrolling interests	(9,301)	(4,740)
Dividends paid	(3,551)	(2,837)
Net (used in) provided by financing activities	(290,949)	2,009,067
Effect of exchange rate changes on cash	27,388	(5,582)
(Decrease) increase in cash and cash equivalents	(82,203)	400,619
Cash and cash equivalents, beginning of the period	1,162,779	587,751
Cash and cash equivalents, end of the period	$1,080,576	$988,370
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	152,186	$1,816,278	$1,137,230	$(322,717)	$2,630,791	$148,551	$2,779,342
Net income			115,723		115,723	9,679	125,402
Other comprehensive income, net of tax				79,258	79,258	12,725	91,983
Stock issued under share-based compensation plans	445	6,188			6,188		6,188
Common stock repurchased - share-based compensation plans	(9)	(758)			(758)		(758)
Share-based compensation expense		21,153			21,153		21,153
Dissolution of a subsidiary			7,998		7,998	(7,998)	—
Distributions to noncontrolling interest					—	(9,301)	(9,301)
Repurchase of common stock	(65)	(3,972)	(1,848)		(5,820)		(5,820)
Dividends paid ($0.02133 per share)			(3,551)		(3,551)		(3,551)
Balance at June 30, 2017	152,557	$1,838,889	$1,255,552	$(243,459)	$2,850,982	$153,656	$3,004,638

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	129,274	$133,345	$943,879	$(247,190)	$830,034	$112,176	$942,210
Net income			122,144		122,144	8,436	130,580
Other comprehensive income (loss), net of tax				(18,195)	(18,195)	4,587	(13,608)
Stock issued under employee stock plans	143	2,424			2,424		2,424
Common stock repurchased - share-based compensation plans	(9)	(640)			(640)		(640)
Tax benefit from employee share-based compensation plans		1,368			1,368		1,368
Share-based compensation expense		17,372			17,372		17,372
Issuance of common stock in connection with a business combination	25,644	1,879,458			1,879,458		1,879,458
Purchase of subsidiary shares from noncontrolling interest					—	48,161	48,161
Contribution of subsidiary shares to noncontrolling interest related to a business combination		(820)			(820)	(3,925)	(4,745)
Distributions to noncontrolling interest					—	(4,740)	(4,740)
Repurchase of common stock	(1,331)	(82,982)	146		(82,836)		(82,836)
Dividends paid ($0.02 per share)			(2,837)		(2,837)		(2,837)
Balance at June 30, 2016	153,721	$1,949,525	$1,063,332	$(265,385)	$2,747,472	$164,695	$2,912,167
See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— We are a leading worldwide provider of payment technology services delivering innovative solutions to our customers globally. Our technologies and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types. We distribute our services across a variety of channels to customers in 30 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

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

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements included in our Transition Report on Form 10-K for the seven months ended December 31, 2016 but does not include all disclosures required by GAAP for annual financial statements. As a result of the change in our fiscal year end from May 31 to December 31, we presented our interim financial information for the three and six months ended June 30, 2016 on the basis of the new fiscal year for comparative purposes.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The amendments in this update changed how companies account for certain aspects of share-based payments to employees. We adopted the various amendments in ASU 2016-09 in our unaudited consolidated financial statements effective January 1, 2017 with no material effect. On a prospective basis, as required, we recognize the income tax effects of the excess benefits or deduction deficiencies of share-based awards in the statement of income when the awards vest or are settled. Previously, these amounts were recorded as an adjustment to additional paid-in capital. In addition, these excess tax benefits or deduction deficiencies from share-based compensation plans, which were previously presented as a financing activity in our consolidated statement of cash flows, are now presented as an operating activity using a retrospective transition method for all periods presented. Finally, we have elected to account for forfeitures of share-based awards with service conditions as they occur.

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

We have performed a review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We have established a cross-functional implementation team to assess the effects of the new revenue standard in a multi-phase approach. In the first phase, we analyzed customer contracts for our most significant contract categories, applied the five-step model of the new standard to each contract category and compared the results to our current accounting practices. We have begun the second phase, which includes quantifying the potential effects identified during the first phase, assessing additional contract categories and principal agent considerations, revising accounting policies and considering the effects on related disclosures and/or internal control over financial reporting.

The new standard could change the amount and timing of revenue and expenses to be recognized under certain of our arrangement types. In addition, it could also increase the administrative burden on our operations to properly account for customer contracts and provide the more expansive required disclosures. More judgment and estimates may be required within the process of applying the requirements of the new standard than are required under existing GAAP, such as identifying performance obligations in contracts, estimating the amount of variable consideration to include in transaction price, allocating transaction price to each separate performance obligation and estimating expected customer lives. We have not completed our assessment or quantified the effect, if any, the new guidance will have on our consolidated financial statements, related disclosures and/or our internal control over financial reporting. This will occur during the design and implementation phases over the remainder of the calendar year. However, our preliminary view is that we expect the amount and timing of revenue to be recognized under ASU 2014-09 for our most significant contract category, core payment services, will be similar to the amount and timing of revenue recognized under our current accounting practices. We also expect to be required to capitalize additional costs to obtain contracts with customers, and, in some cases, may be required to amortize these costs and costs that we currently capitalize (such as capitalized customer acquisition costs) over a longer time period. Finally, we expect disclosures about our revenues and related customer acquisition costs will be more extensive.

We plan to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, on January 1, 2018. We will likely apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts that are not completed at the date of initial application. Under this method, we would not restate the prior financial statements presented, therefore the new standard requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

Other Accounting Standards Updates

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The ASU clarifies the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, with the expectation that fewer will qualify as acquisitions (or disposals) of businesses. The ASU will become effective for us on January 1, 2018. Early adoption is permitted for certain transactions that occur before the effective date. We are evaluating the effect of ASU 2017-01 on our consolidated financial statements.

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

This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed previously determined as of December 31, 2016 and as subsequently revised, including a reconciliation to the total purchase consideration, are as follows:

	December 31, 2016	Measurement-Period Adjustments	Final

	(in thousands)

Cash and cash equivalents	$304,747	$—	$304,747
Accounts receivable	70,385	—	70,385
Prepaid expenses and other assets	103,090	(5,131)	97,959
Identified intangible assets	1,639,040	—	1,639,040
Property and equipment	106,583	—	106,583
Debt	(437,933)	—	(437,933)
Accounts payable and accrued liabilities	(457,763)	(65)	(457,828)
Settlement processing obligations	(36,578)	(3,727)	(40,305)
Deferred income taxes	(518,794)	18,907	(499,887)
Other liabilities	(64,938)	(33,495)	(98,433)
Total identifiable net assets	707,839	(23,511)	684,328
Goodwill	3,214,981	23,511	3,238,492
Total purchase consideration	$3,922,820	$—	$3,922,820

The measurement-period adjustments were the result of continued refinement of certain estimates, particularly regarding certain tax positions and deferred income taxes.

Goodwill of $3.2 billion arising from the merger, included in the North America segment, was attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce, and is not deductible for income tax purposes. During the three and six months ended June 30, 2016, we incurred transaction costs in connection with the merger of $22.3 million and $24.7 million, respectively, which are recorded in selling, general and administrative expenses in the consolidated statements of income.

The following reflects the estimated fair values of the identified intangible assets and the respective weighted-average estimated amortization periods:

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods

	(in thousands)	(years)
Customer-related intangible assets	$977,400	15
Acquired technology	457,000	5
Trademarks and trade names	176,000	7
Covenants-not-to-compete	28,640	1
Total estimated acquired intangible assets	$1,639,040	11

NOTE 3—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of June 30, 2017 and December 31, 2016, settlement processing assets and obligations consisted of the following:

	June 30, 2017	December 31, 2016

	(in thousands)
Settlement processing assets:
Interchange reimbursement	$292,935	$150,612
(Liability to) receivable from members	(138,825)	71,590
Receivable from networks	855,021	1,325,029
Exception items	6,731	6,450
Merchant reserves	(15,916)	(6,827)
	$999,946	$1,546,854

Settlement processing obligations:
Interchange reimbursement	$67,467	$199,202
Liability to members	(17,468)	(177,979)
Liability to merchants	(768,353)	(1,358,271)
Exception items	7,531	21,194
Merchant reserves	(154,826)	(158,419)
Reserve for operating losses and sales allowances	(4,785)	(2,939)
	$(870,434)	$(1,477,212)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2017 and December 31, 2016, goodwill and other intangible assets consisted of the following:

	June 30, 2017	December 31, 2016

	(in thousands)

Goodwill	$4,890,016	$4,807,594
Other intangible assets:
Customer-related intangible assets	$1,872,300	$1,864,731
Acquired technologies	559,251	547,151
Trademarks and trade names	189,683	188,311
Contract-based intangible assets	160,852	157,882
	2,782,086	2,758,075
Less accumulated amortization:
Customer-related intangible assets	583,743	487,729
Acquired technologies	147,742	89,633
Trademarks and trade names	37,797	24,142
Contract-based intangible assets	85,637	71,279
	854,919	672,783
	$1,927,167	$2,085,292

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2017:

	North America	Europe	Asia-Pacific	Total

	(in thousands)

Balance at December 31, 2016	$4,083,252	$455,300	$269,042	$4,807,594
Effect of foreign currency translation	2,693	34,989	14,199	51,881
Measurement-period adjustments	23,511	—	7,030	30,541
Balance at June 30, 2017	$4,109,456	$490,289	$290,271	$4,890,016

There was no accumulated impairment loss as of June 30, 2017 or December 31, 2016.

NOTE 5—OTHER ASSETS

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("Visa Europe"). On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe, including ours, upon which we recorded a gain of $41.2 million included in interest and other income in our consolidated statements of income for the three and six months ended June 30, 2016. We received up-front consideration comprised of €33.5 million ($37.7 million equivalent at June 21, 2016) in cash and Series B and C convertible preferred shares whose initial conversion rate equates to Visa common shares valued at $22.9 million as of June 21, 2016. However, the preferred shares were assigned a value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate, and the estimation uncertainty associated with those factors. Based on the outcome of potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares we ultimately receive could be as low as zero, and approximately €25.6 million ($28.8 million equivalent at June 21, 2016) of the up-front cash consideration could be refundable. On the third anniversary of the closing of the acquisition by Visa, we will also receive €3.1 million ($3.5 million equivalent at June 21, 2016) of deferred consideration (plus compounded interest at a rate of 4.0% per annum).

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of June 30, 2017 and December 31, 2016, long-term debt consisted of the following:

	June 30, 2017	December 31, 2016

	(in thousands)
Corporate credit facility:
Term loans (face amounts of $3,980,316 and $3,728,857 at June 30, 2017 and December 31, 2016, respectively, less unamortized debt issuance costs of $42,399 and $46,282 at June 30, 2017 and December 31, 2016, respectively)	$3,937,917	$3,682,575
Revolving Credit Facility	324,000	756,000
Capital lease obligations	4	37
Total long-term debt	4,261,921	4,438,612
Less current portion of corporate credit facility (face amounts of $95,279 and $187,274 at June 30, 2017 and December 31, 2016, respectively, less unamortized debt issuance costs of $8,773 and $9,526 at June 30, 2017 and December 31, 2016, respectively) and current portion of capital lease obligations of $4 and $37 at June 30, 2017 and December 31, 2016, respectively	86,510	177,785
Long-term debt, excluding current portion	$4,175,411	$4,260,827

Maturity requirements on long-term debt as of June 30, 2017 by year are as follows (in thousands):

Years ending December 31,
2017	$47,644
2018	108,979
2019	141,912
2020	161,144
2021	180,376
2022	2,580,390
2023 and thereafter	1,083,875
Total	$4,304,320

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility Agreement"). On May 2, 2017, we entered into the Fourth Amendment to the Credit Facility Agreement (the "Fourth Amendment"), which increased the total financing capacity available under the Credit Facility Agreement to $5.2 billion; however, the aggregate outstanding debt under the Credit Facility Agreement did not change as we repaid certain outstanding amounts under the Term A Loan, the Term A-2 Loan and the Revolving Credit Facility (each as defined below) in connection with the Fourth Amendment. As of June 30, 2017, the Credit Facility Agreement provided for secured financing comprised of (i) a $1.5 billion term loan (the "Term A Loan"), (ii) a $1.3 billion term loan (the "Term A-2 Loan"), (iii) a $1.2 billion term loan facility, (the "Term B-2 Loan") and (iv) a $1.25 billion revolving credit facility (the "Revolving Credit Facility"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility Agreement.

The Credit Facility Agreement provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of June 30, 2017, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B-2 Loan were 2.98%, 2.94% and 3.23%, respectively.

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

The Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at June 30, 2017 and December 31, 2016 were $915.3 million and $446.3 million, respectively. As of June 30, 2017, the interest rate on the Revolving Credit Facility was 2.94%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

The portion of deferred debt issuance costs related to the Revolving Credit Facility is included in other noncurrent assets, and the portion of deferred debt issuance costs related to the term loans is reported as a reduction to the carrying amount of the term loans. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

In various markets where we do business, we have lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our settlement lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of June 30, 2017 and December 31, 2016, a total of $50.2 million and $51.0 million, respectively, of cash on deposit was used to determine the available credit.

As of June 30, 2017 and December 31, 2016, respectively, we had $318.3 million and $392.1 million outstanding under these lines of credit with additional capacity of $817.9 million as of June 30, 2017 to fund settlement. The weighted-average interest rate on these borrowings was 2.64% and 1.90% at June 30, 2017 and December 31, 2016, respectively. During the three months ended June 30, 2017, the maximum and average outstanding balances under these lines of credit were $687.4 million and $311.6 million, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the agreement. As of June 30, 2017, pursuant to the Fourth Amendment, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than: (i) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from May 2, 2017 through June 30, 2017; (ii) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2017 through June 30, 2018; (iii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2018 through June 30, 2019; and (iv) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00.

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

The Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the six months ended June 30, 2017.

Interest Rate Swap Agreements

We have interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as portfolio cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income, except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the three and six months ended June 30, 2017 and 2016, there was no ineffectiveness. The fair values of the interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included in the consolidated balance sheets:

Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at June 30, 2017	Range of Maturity Dates	June 30, 2017	December 31, 2016
				(in thousands)
Interest rate swaps (Notional of $500 million at June 30, 2017, $250 million at December 31, 2016)	Other assets	1.46%	December 31, 2019 - July 31, 2020	$2,395	$2,147
Interest rate swaps (Notional of $800 million at June 30, 2017, $750 million at December 31, 2016)	Accounts payable and accrued liabilities	1.67%	February 28, 2019 - March 31, 2021	$2,479	$3,175

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)

Amount of loss recognized in other comprehensive income	$(3,382)	$(5,276)	$(2,555)	$(16,094)
Amount reclassified out of other comprehensive income to interest expense	$1,897	$1,925	$3,493	$3,880

As of June 30, 2017, the amount in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $3.0 million.

Interest Expense

Interest expense was $47.4 million and $37.5 million for the three months ended June 30, 2017 and 2016, respectively, and $88.5 million and $51.0 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 7—INCOME TAX

Our effective income tax rates were 15.1% and 0.0% for the three months ended June 30, 2017 and June 30, 2016, respectively. Our effective income tax rates were 16.7% and 12.9% for the six months ended June 30, 2017 and June 30, 2016, respectively. Our effective income tax rates differ from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates. In addition, during the three and six months ended June 30, 2016, we recorded an income tax benefit of $12.7 million associated with the elimination of certain net deferred tax liabilities associated with undistributed earnings from Canada as a result of management's plans to reinvest these earnings outside the United States indefinitely. This income tax benefit reduced our effective income tax rates for those periods.

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

NOTE 8—SHAREHOLDERS’ EQUITY

We make repurchases of our common stock mainly through the use of open market purchases and, at times, through accelerated share repurchase programs. As of June 30, 2017, we were authorized to repurchase up to $293.9 million of our common stock. During the three and six months ended June 30, 2017, through open market repurchase plans, we repurchased and retired 64,716 shares of our common stock at a cost of $5.8 million, or an average cost of $89.70 per share, including commissions.

During the three and six months ended June 30, 2016, respectively, through open market repurchase plans, we repurchased and retired 609,343 and 658,159 shares of our common stock at a cost of $41.9 million and $44.8 million, or an average cost of $68.82 and $68.12 per share, including commissions. In addition to shares repurchased through open market repurchase plans, we repurchased 673,212 shares of our common stock at an average price of $74.27 per share, including commissions, through an accelerated share repurchase program during the three and six months ended June 30, 2016.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)

Share-based compensation expense	$12,337	$10,325	$21,153	$17,372
Income tax benefit	$4,199	$3,367	$7,265	$5,711

Share-Based Awards

The following table summarizes the changes in unvested share-based awards for the six months ended June 30, 2017:

	Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)

Unvested at December 31, 2016	1,263	$49.55
Granted	490	80.21
Vested	(34)	60.89
Forfeited	(54)	58.22
Unvested at June 30, 2017	1,665	$58.05

The total fair value of share-based awards vested during the six months ended June 30, 2017 and June 30, 2016 was $2.2 million and $1.0 million, respectively.

For these share-based awards, we recognized compensation expense of $11.2 million and $9.8 million during the three months ended June 30, 2017 and June 30, 2016, respectively, and $19.2 million and $16.3 million during the six months ended June 30, 2017 and June 30, 2016, respectively. As of June 30, 2017, there was $65.2 million of unrecognized compensation expense related to unvested share-based awards that we expect to recognize over a weighted-average period of 2.3 years. Our share-based award plans provide for accelerated vesting under certain conditions.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value of our common stock on the date of grant and have a term of ten years. Stock options granted before the year ended May 31, 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during the year ended May 31, 2015 and thereafter vest in equal installments on each of the first three anniversaries of the grant date. During the six months ended June 30, 2017, we granted stock options to purchase 123,958 shares of our common stock. There were no stock options granted during the six months ended June 30, 2016. Our stock option plans provide for accelerated vesting under certain conditions.

The following summarizes changes in unvested stock option activity for the six months ended June 30, 2017:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at December 31, 2016	759	$37.51	6.0	$24.5
Granted	124	79.45
Forfeited	—	—
Exercised	(122)	22.03
Outstanding at June 30, 2017	761	$46.79	6.7	$33.2

Options vested and exercisable at June 30, 2017	381	$31.05	4.8	$22.6

We recognized compensation expense for stock options of $0.7 million and $0.4 million during the three months ended June 30, 2017 and June 30, 2016, respectively, and $1.3 million and $0.7 million during the six months ended June 30, 2017 and June 30, 2016, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2017 and June 30,

2016 was $7.5 million and $4.6 million, respectively. As of June 30, 2017, we had $4.7 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.2 years.

The weighted-average grant-date fair value of each stock option granted during the six months ended June 30, 2017 was $23.68. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Six Months Ended
June 30, 2017
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

Diluted earnings per share is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on earnings per share. There were less than 0.1 million stock options that would have an antidilutive effect on the computation of diluted earnings per share for the three and six months ended June 30, 2017. There were no such antidilutive stock options for the three and six months ended June 30, 2016.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)

Basic weighted-average number of shares outstanding	152,525	148,338	152,415	138,803
Plus: Dilutive effect of stock options and other share-based awards	1,030	1,080	990	975
Diluted weighted-average number of shares outstanding	153,555	149,418	153,405	139,778

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax, were as follows for the three and six months ended June 30, 2017 and June 30, 2016:

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at March 31, 2016	$(205,607)	$(9,289)	$(3,808)	$(218,704)
Other comprehensive loss, net of tax	(43,767)	(2,088)	(826)	(46,681)
Balance at June 30, 2016	$(249,374)	$(11,377)	$(4,634)	$(265,385)

Balance at March 31, 2017	$(284,835)	$873	$(3,844)	$(287,806)
Other comprehensive income (loss), net of tax	45,166	(822)	3	44,347
Balance at June 30, 2017	$(239,669)	$51	$(3,841)	$(243,459)

Other comprehensive loss (income) attributable to noncontrolling interest, which relates only to foreign currency translation, was approximately $(12.0) million and $2.3 million for the three months ended June 30, 2017 and June 30, 2016, respectively.

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2015	$(239,650)	$(3,732)	$(3,808)	$(247,190)
Other comprehensive loss, net of tax	(9,724)	(7,645)	(826)	(18,195)
Balance at June 30, 2016	$(249,374)	$(11,377)	$(4,634)	$(265,385)

Balance at December 31, 2016	$(318,450)	$(640)	$(3,627)	$(322,717)
Other comprehensive income (loss), net of tax	78,781	691	(214)	79,258
Balance at June 30, 2017	$(239,669)	$51	$(3,841)	$(243,459)

Other comprehensive income attributable to noncontrolling interest, which relates only to foreign currency translation, was approximately $12.7 million and $4.6 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

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

Information on segments and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

	(in thousands)
Revenues(1):
North America	$710,965	$624,120	$1,398,009	$1,051,980
Europe	186,506	162,255	352,054	306,374
Asia-Pacific	64,769	56,269	131,939	110,550
Consolidated revenues	$962,240	$842,644	$1,882,002	$1,468,904

Operating income (loss)(1):
North America	$112,176	$82,476	$206,259	$147,665
Europe	65,673	52,788	120,180	108,566
Asia-Pacific	17,535	11,050	37,289	25,609
Corporate(2)	(63,532)	(85,153)	(126,906)	(126,106)
Consolidated operating income	$131,852	$61,161	$236,822	$155,734

Depreciation and amortization(1):
North America	$89,455	$72,868	$182,163	$97,795
Europe	11,487	10,140	23,063	19,761
Asia-Pacific	4,308	4,088	7,584	7,754
Corporate	2,030	1,346	3,504	2,444
Consolidated depreciation and amortization	$107,280	$88,442	$216,314	$127,754

(1) Revenues, operating income and depreciation and amortization reflect the effect of acquired businesses from the respective dates of acquisition. Notably, on April 22, 2016, we merged with Heartland as further discussed in "Note 2—Acquisitions."

(2) During the three and six months ended June 30, 2017, respectively, operating loss for Corporate included Heartland integration expenses of $21.9 million and $48.0 million, which are included in selling, general and administrative expenses in the consolidated statements of income. During the three and six months ended June 30, 2016, respectively, operating loss for Corporate included Heartland integration expenses and transaction costs of $50.5 million and $59.0 million, which are included in selling, general and administrative expenses in the consolidated statements of income.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases

In May 2017, we sold our operating facility in Jeffersonville, Indiana, which we acquired as part of the Heartland merger, for $37.5 million and simultaneously leased the property back for an initial term of 20 years, followed by four optional renewal terms of 5 years. The arrangement met the criteria to be treated as a sale for accounting purposes, and as a result, we derecognized the associated property. There was no resulting gain or loss on the sale because the proceeds received were equal to the carrying amount of the property. We are accounting for the lease as an operating lease.

NOTE 14—SUBSEQUENT EVENT

On August 2, 2017, we entered into a Stock Purchase and Merger Agreement (the "Purchase Agreement") with Vista Equity Partners to acquire the communities and sports divisions of Athlaction Topco, LLC ("ACTIVE Network") in a cash-and-stock transaction.  Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, we will pay the sellers aggregate consideration in the amount of $1.2 billion, consisting of $600 million in cash, which we will fund primarily by drawing on our Revolving Credit Facility, and $600 million in shares of our common stock, which will be subject to certain transfer restrictions. We expect the acquisition to close in our 2017 fourth quarter, subject to regulatory approval and customary closing conditions.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Transition Report on Form 10-K for the seven months ended December 31, 2016. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future, including, without limitation, our proposed acquisition of the communities and sports divisions of Athlaction Topco, LLC ("ACTIVE Network") from Vista Equity Partners. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. See "Forward-Looking Statements" below for additional information.

Executive Overview

We are a leading worldwide provider of payment technology services delivering innovative solutions to our customers globally. Our technologies and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types. We distribute our services across a variety of channels to customers in 30 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

We merged with Heartland Payments Systems, Inc. ("Heartland") in a cash-and-stock transaction on April 22, 2016 for total purchase consideration of $3.9 billion. See "Note 2—Acquisitions" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our merger with Heartland.

On August 2, 2017, we entered into a Stock Purchase and Merger Agreement (the "Purchase Agreement") with ACTIVE Network, pursuant to which we will acquire ACTIVE Network’s communities and sports divisions in a cash-and-stock transaction. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, we will pay the sellers aggregate consideration in the amount of $1.2 billion, consisting of $600 million in cash, which we will fund primarily by drawing on our Revolving Credit Facility (as defined in "Liquidity and Capital Resources - Long-Term Debt and Lines of Credit" below), and $600 million in shares of our common stock, which will be subject to certain transfer restrictions. We expect the acquisition to close in our 2017 fourth quarter, subject to regulatory approval and customary closing conditions.

Highlights related to our financial condition and results of operations for the three and six months ended June 30, 2017 are provided below:

•
Consolidated revenues increased by 14.2% and 28.1% to $962.2 million and $1,882.0 million, respectively, for the three and six months ended June 30, 2017, compared to $842.6 million and $1,468.9 million, respectively, for the prior-year period, primarily due to the merger with Heartland, partially offset by the unfavorable effect of currency fluctuations in foreign markets of $13.4 million and $21.5 million, respectively.

•
Consolidated operating income was $131.9 million and $236.8 million, respectively, for the three and six months ended June 30, 2017 compared to $61.2 million and $155.7 million, respectively, for the prior-year periods. Our operating margin for the three and six months ended June 30, 2017 was 13.7% and 12.6%, respectively, compared to 7.3% and 10.6%, respectively, for the prior-year periods. The contribution of the revenue growth in local currency was partially offset by an increase in depreciation and amortization expense of $18.8 million and $88.6 million, respectively, for the three and six months ended June 30, 2017.

•
Net income attributable to Global Payments was $66.9 million and $115.7 million, respectively, for the three and six months ended June 30, 2017 compared to $62.2 million and $122.1 million, respectively, for the prior-year periods. Diluted earnings per share was $0.44 and $0.75, respectively, for the three and six months ended June 30, 2017 compared to $0.42 and $0.87, respectively, for the prior-year periods. The prior-year periods included a gain of $41.2 million from the sale of all of our membership interests in Visa Europe Limited ("Visa Europe") to Visa Inc. ("Visa").

Emerging Trends

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

Results of Operations

The following table sets forth key selected financial data for the three months ended June 30, 2017 and June 30, 2016, this data as a percentage of total revenues, and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended June 30, 2016 are derived from our unaudited consolidated financial statements for that period.

	Three Months Ended June 30, 2017	% of Revenue(1)	Three Months Ended June 30, 2016	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)
Revenues(2):
North America	$710,965	73.9%	$624,120	74.1%	$86,845	13.9%
Europe	186,506	19.4%	162,255	19.3%	24,251	14.9%
Asia-Pacific	64,769	6.7%	56,269	6.7%	8,500	15.1%
Total revenues	$962,240	100.0%	$842,644	100.0%	$119,596	14.2%

Consolidated operating expenses(2):
Cost of service	$469,149	48.8%	$406,873	48.3%	$62,276	15.3%
Selling, general and administrative	361,239	37.5%	374,610	44.5%	(13,371)	(3.6)%
Operating expenses	$830,388	86.3%	$781,483	92.7%	$48,905	6.3%

Operating income (loss)(2):
North America	$112,176		$82,476		$29,700	36.0%
Europe	65,673		52,788		12,885	24.4%
Asia-Pacific	17,535		11,050		6,485	58.7%
Corporate(3)	(63,532)		(85,153)		21,621	(25.4)%
Operating income	$131,852	13.7%	$61,161	7.3%	$70,691	115.6%

Operating margin(2):
North America	15.8%		13.2%		2.6%
Europe	35.2%		32.5%		2.7%
Asia-Pacific	27.1%		19.6%		7.5%
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

(3) Operating loss for Corporate included Heartland integration expenses of $21.9 million during the three months ended June 30, 2017 and transaction costs and integration expenses of $50.5 million during the three months ended June 30, 2016. These integration expenses and transaction costs are included in selling, general and administrative expenses in the unaudited consolidated statements of income.

The following table sets forth key selected financial data for the six months ended June 30, 2017 and June 30, 2016, this data as a percentage of total revenues, and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the six months ended June 30, 2016 are derived from our unaudited consolidated financial statements for that period.

	Six Months Ended June 30, 2017	% of Revenue(1)	Six Months Ended June 30, 2016	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)
Revenues(2):
North America	$1,398,009	74.3%	$1,051,980	71.6%	$346,029	32.9%
Europe	352,054	18.7%	306,374	20.9%	45,680	14.9%
Asia-Pacific	131,939	7.0%	110,550	7.5%	21,389	19.3%
Total revenues	$1,882,002	100.0%	$1,468,904	100.0%	$413,098	28.1%

Consolidated operating expenses(2):
Cost of service	$925,085	49.2%	$655,060	44.6%	$270,025	41.2%
Selling, general and administrative	720,095	38.3%	658,110	44.8%	61,985	9.4%
Operating expenses	$1,645,180	87.4%	$1,313,170	89.4%	$332,010	25.3%

Operating income (loss)(2):
North America	$206,259		$147,665		$58,594	39.7%
Europe	120,180		108,566		11,614	10.7%
Asia-Pacific	37,289		25,609		11,680	45.6%
Corporate(3)	(126,906)		(126,106)		(800)	0.6%
Operating income	$236,822	12.6%	$155,734	10.6%	$81,088	52.1%

Operating margin(2):
North America	14.8%		14.0%		0.8%
Europe	34.1%		35.4%		(1.3)%
Asia-Pacific	28.3%		23.2%		5.1%
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

(3) Operating loss for Corporate included Heartland integration expenses of $48.0 million during the six months ended June 30, 2017 and transaction costs and integration expenses of $59.0 million during the six months ended June 30, 2016. These integration expenses and transaction costs are included in selling, general and administrative expenses in the unaudited consolidated statements of income.

Revenues

For the three months ended June 30, 2017, revenues increased by $119.6 million, or 14.2%, compared to the prior year, to $962.2 million, reflecting growth in each of our operating segments, despite the unfavorable effect of currency fluctuations of $13.4 million. For the six months ended June 30, 2017, revenues increased by $413.1 million, or 28.1%, compared to the prior year, to $1,882.0 million, reflecting growth in each of our operating segments, despite the unfavorable effect of currency fluctuations of $21.5 million.

North America Segment. For the three and six months ended June 30, 2017, revenues from our North America segment increased by $86.8 million and $346.0 million, or 13.9% and 32.9%, respectively, compared to the prior year, to $711.0 million and $1,398.0 million, respectively, primarily due to our merger with Heartland.

Europe Segment. For the three and six months ended June 30, 2017, revenues from our Europe segment increased by $24.3 million and $45.7 million, or 14.9% each period, compared to the prior year, to $186.5 million and $352.1 million, respectively, primarily due to organic growth in local currencies, partially offset by the unfavorable effect of currency fluctuations of $9.5 million and $20.0 million, respectively.

Asia-Pacific Segment. For the three and six months ended June 30, 2017, revenues from our Asia-Pacific segment increased by $8.5 million and $21.4 million, or 15.1% and 19.3%, respectively, compared to the prior year, to $64.8 million and $131.9 million, respectively, primarily due to organic growth in local currencies.

Operating Expenses

Cost of Service. For the three and six months ended June 30, 2017, cost of service increased by $62.3 million and $270.0 million, or 15.3% and 41.2%, respectively, compared to the prior year, to $469.1 million and $925.1 million, respectively. As a percentage of revenues, cost of service increased to 48.8% and 49.2%, respectively, for the three and six months ended June 30, 2017 from 48.3% and 44.6%, respectively, for the prior year. The increase in cost of service was driven primarily by an increase in the variable costs associated with our revenue growth, including those related to our merger with Heartland, and by additional intangible asset amortization associated with recently acquired businesses of $13.9 million and $77.4 million for the three and six months ended June 30, 2017, respectively.

Selling, General and Administrative Expenses. For the three months ended June 30, 2017, selling, general and administrative expenses decreased by $13.4 million, or 3.6%, compared to the prior year, to $361.2 million. For the six months ended June 30, 2017, selling, general and administrative expenses increased by $62.0 million, or 9.4%, compared to the prior year, to $720.1 million. As a percentage of revenues, selling, general and administrative expenses decreased to 37.5% and 38.3% for the three and six months ended June 30, 2017 from 44.5% and 44.8%, respectively, for the prior year.

During the three months ended June 30, 2017, the decrease in selling, general and administrative expenses was primarily due to a decrease in merger-related expenses of $28.6 million. During the six months ended June 30, 2017, the increase in selling, general and administrative expenses was primarily due to additional costs to support the growth of our business, including incremental expenses associated with the integration of Heartland. The decrease in selling, general and administrative expenses as a percentage of revenues is due to synergies achieved in general and administrative expenses from the merger with Heartland, as well as the decrease in merger-related costs during the three and six months ended June 30, 2017.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 36.0% and 39.7% to $112.2 million and $206.3 million, respectively, for the three and six months ended June 30, 2017 compared to the prior year. The increase in operating income was primarily due to revenue growth in our U.S. business, partially offset by additional intangible asset amortization associated with the merger with Heartland. Operating margin increased by 2.6 and 0.8 percentage points for the three and six months ended June 30, 2017, respectively.

Europe Segment. Operating income in our Europe segment increased by 24.4% and 10.7% to $65.7 million and $120.2 million, respectively, for the three and six months ended June 30, 2017 compared to the prior year, despite the effect of unfavorable currency fluctuations of $6.0 million and $12.5 million, respectively. Operating margin increased by 2.7 percentage points for the three months ended June 30, 2017 and decreased by 1.3 percentage points for the six months ended June 30, 2017. The increase in operating income for the three and six months ended June 30, 2017 was primarily due to revenue growth. The operating margins for the prior-year periods reflect the effects of startup costs associated with our investment in a joint venture in Central and Eastern Europe, which we commenced during the three months ended June 30, 2016.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 58.7% and 45.6% to $17.5 million and $37.3 million, respectively, for the three and six months ended June 30, 2017 compared to the prior year. Operating margin increased by 7.5 and 5.1 percentage points, respectively, for the three and six months ended June 30, 2017. The increase in operating income and operating margin was due to organic revenue growth.

Corporate. Corporate expenses decreased by 25.4% to $63.5 million for the three months ended June 30, 2017 compared to the prior year, primarily due to a decrease in merger-related expenses. Corporate expenses increased by 0.6% to $126.9 million for the six months ended June 30, 2017 compared to the prior year.

Other Income/Expense, Net

Interest and other income decreased $40.7 million and $40.4 million, respectively, for the three and six months ended June 30, 2017 compared to the prior year, due to the gain of $41.2 million that we recorded in connection with our sale of all of the membership interests in Visa Europe during the three and six months ended June 30, 2016. See "Note 5—Other Assets" in the notes to the accompanying unaudited consolidated financial statements for further discussion of this transaction.

Interest and other expense increased $11.8 million and $40.0 million, respectively, for the three and six months ended June 30, 2017 compared to the prior year, primarily due to an increase in interest expense incurred resulting from an increase in the outstanding borrowings to fund the merger with Heartland.

Provision for Income Taxes

Our effective income tax rates were 15.1% and 0.0% for the three months ended June 30, 2017 and June 30, 2016, respectively, and 16.7% and 12.9% for the six months ended June 30, 2017 and June 30, 2016, respectively. Effective income tax rates for the prior-year periods include the effect of eliminating certain net deferred tax liabilities associated with undistributed earnings from Canada, during the three months ended June 30, 2016, as a result of management's plans to reinvest these earnings outside the United States indefinitely.

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

On August 2, 2017, we entered into a Purchase Agreement with ACTIVE Network, pursuant to which we will acquire ACTIVE Network’s communities and sports divisions in a cash-and-stock transaction. The proposed acquisition is described in the "Executive Overview" section of this Quarterly Report. In connection with the consummation of the proposed acquisition, we intend to draw on our Revolving Credit Facility, primarily, to fund the cash consideration for the acquisition of $600 million, repay certain of

ACTIVE Network’s indebtedness and pay related fees and expenses. The anticipated increased level of debt could, among other things: (i) require us to dedicate a larger portion of our cash flow from operations to servicing and repayment of the debt; (ii) reduce funds available for strategic initiatives and opportunities, working capital and other general corporate needs; and (iii) limit our ability to incur certain kinds or amounts of additional indebtedness.

At June 30, 2017, we had cash and cash equivalents totaling $1,080.6 million. Of this amount, we consider $500.9 million to be available for general purposes, which does not include the following: (1) settlement-related cash balances, (2) funds held as collateral for merchant losses ("Merchant Reserves") and (3) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. At June 30, 2017, our cash and cash equivalents included $150.2 million for settlement-related cash balances. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. At June 30, 2017, our cash and cash equivalents included $170.7 million related to Merchant Reserves. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf. At June 30, 2017, cash and cash equivalents included funds held for customers of $244.7 million.

Our available cash balance at June 30, 2017 included $428.3 million of cash held by foreign subsidiaries whose earnings are considered indefinitely reinvested outside the United States. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant effect on our liquidity.

Operating activities provided net cash of $268.1 million and $249.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively. The increase in cash flows from operating activities of $18.8 million was primarily due to the improvement in our earnings before non-cash expenses, such as amortization of acquired intangibles, partially offset by a decrease in the change in net settlement processing assets of $77.8 million and other working capital accounts. Fluctuations in settlement processing assets and obligations are largely due to timing of month-end and settlement transaction volume. During six months ended June 30, 2016, we made payments of acquisition-related costs associated with our merger with Heartland, including approximately $40 million of acquisition-related costs incurred by Heartland that were included in liabilities we assumed as of the acquisition date.

Net cash used in investing activities was $86.7 million and $1,852.2 million during the six months ended June 30, 2017 and June 30, 2016, respectively. During the six months ended June 30, 2016, we paid Heartland shareholders $2,043.4 million of cash as a portion of the consideration for the merger.

We made capital expenditures of $90.0 million and $62.9 million during the six months ended June 30, 2017 and June 30, 2016, respectively. During the year ending December 31, 2017, we expect capital expenditures for property and equipment, including internal-use capitalized software development costs, to approximate $170 million.

During the six months ended June 30, 2017, we completed a sale-leaseback of our operating facility in Jeffersonville, Indiana and received cash of $37.5 million. During the six months ended June 30, 2016, we received cash of $37.7 million from the sale of our membership interests in Visa Europe.

Net cash used in financing activities was $290.9 million during the six months ended June 30, 2017, while financing activities provided net cash of $2,009.1 million during the six months ended June 30, 2016. The changes in each year were primarily due to financing activities associated with our corporate credit facility. During the six months ended June 30, 2016, we increased our long-term debt by $2,237.1 million, primarily to fund our merger with Heartland. During the six months ended June 30, 2017, we made net repayments on our long-term debt of $180.6 million.

As of June 30, 2017, we have approximately $293.9 million of share repurchase authority remaining under a program authorized by the board of directors, announced on January 5, 2017, to repurchase shares of our common stock. We make repurchases of our common stock mainly through the use of open market purchases and, at times, through accelerated share repurchase programs. The manner, timing and amount of any purchases are determined by our management based on an evaluation of market conditions, stock price and other factors. During the six months ended June 30, 2017 and June 30, 2016, we used cash of $5.3 million and $82.8 million, respectively, to repurchase shares of our common stock.

We believe that our current level of cash and borrowing capacity under our long-term debt and lines of credit described below, together with future cash flows from operations will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future (including the additional borrowings on our Revolving Credit Facility for the acquisition of ACTIVE Network).

Long-Term Debt and Lines of Credit

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents (as amended from time to time, the "Credit Facility Agreement"). The Credit Facility Agreement was most recently amended on May 2, 2017 (the "Fourth Amendment") and, as amended, provides for (i) a $1.25 billion revolving credit facility (the "Revolving Credit Facility"); (ii) a $1.5 billion term loan (the "Term A Loan"); (iii) a $1.3 billion term loan (the "Term A-2 Loan"); and (iv) a $1.2 billion term loan facility, which replaced the Term B Loan (the "Term B-2 Loan"). The Fourth Amendment increased the total financing capacity under the Credit Facility Agreement on May 2, 2017 from $4.9 billion to $5.2 billion, although the outstanding debt under the Credit Facility Agreement did not change as we repaid certain outstanding amounts under the Term A Loan, the Term A-2 Loan and the Revolving Credit Facility in connection with the Fourth Amendment. Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility Agreement.

The Credit Facility Agreement provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin as were fully disclosed in our Current Report on Form 8-K filed on May 4, 2017. As of June 30, 2017, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B-2 Loan were 2.98%, 2.94% and 3.23%, respectively, and the interest rate on the Revolving Credit Facility was 2.94%. The Credit Facility Agreement also provides for a commitment fee with respect to borrowings under the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio. As of June 30, 2017, the aggregate outstanding balance on the term loans was $4.0 billion, and the outstanding balance on the Revolving Credit Facility was $324.0 million.

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

The Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at June 30, 2017 were $915.3 million.

Settlement Lines of Credit

In various markets where we do business, we have lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of June 30, 2017 and December 31, 2016, a total of $50.2 million and $51.0 million, respectively, of cash on deposit was used to determine the available credit.

As of June 30, 2017 and December 31, 2016, respectively, we had $318.3 million and $392.1 million outstanding under these lines of credit with additional capacity of $817.9 million as of June 30, 2017 to fund settlement. The weighted-average interest rate on these borrowings was 2.64% and 1.90% at June 30, 2017 and December 31, 2016, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios as defined in the agreement. Pursuant to the Fourth Amendment, financial covenants require a leverage ratio for the period beginning May 2, 2017 no greater than: (i) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from May 2, 2017 through June 30, 2017; (ii) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2017 through June 30, 2018; (iii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2018 through June 30, 2019; and (iv) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00. Refer to "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for the required leverage ratios as of June 30, 2017.

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

The Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the six months ended June 30, 2017.

See "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our borrowing arrangements.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market, or credit risk support other than the guarantee services described in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Transition Report on Form 10-K for the seven months ended December 31, 2016.

Commitments and Contractual Obligations

As a result of the Fourth Amendment, the repayment schedules for our term loans and Revolving Credit Facility were extended. See "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for updated repayment requirements by year as of June 30, 2017.

In addition, as a result of the sale-leaseback of our operating facility in Jeffersonville, Indiana, we entered into an operating lease with escalating future minimum payments totaling $56.1 million at June 30, 2017. See "Note 13—Commitments and Contingencies" in the notes to the accompanying unaudited consolidated financial statements for further discussion about the sale-leaseback transaction.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which often require the judgment of management in the selection and application of certain accounting principles and methods. We discuss our critical accounting policies in Item 7, "Management’s Discussion and Analysis of Financial Condition and

Results of Operations,” in our Transition Report on Form 10-K for the seven months ended December 31, 2016.

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

Forward-Looking Statements

Investors are cautioned that some of the statements we use in this report contain forward-looking statements and are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties and depend upon future events or conditions. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Such statements may include, but are not limited to, statements about the benefits of our merger with Heartland, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions, statements about the proposed acquisition of ACTIVE Network, and other statements that are not historical facts.

Important factors that may cause actual events or results to differ materially from those anticipated by such forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors, our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; change in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations; including without limitation difficulties and delays in integrating the Heartland business or fully realizing cost savings and other benefits of the acquisition at all or within the expected time period; fully realizing anticipated annual interest expense savings from refinancing our corporate debt facilities; our loss of key personnel and other risk factors presented in Item 1- Risk Factors of our Transition Report on Form 10-K for the seven months ended December 31, 2016 and any subsequent SEC filings, which we advise you to review. Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We undertake no obligation to revise any of these statements to reflect future circumstances or the occurrence of unanticipated events.

Additional important factors that could cause actual events or results to differ materially from those anticipated by our forward-looking statements or historical performance associated with the proposed acquisition of ACTIVE Network include the ability to meet closing conditions at all or on the expected terms and schedule, business disruption during the pendency of the acquisition or thereafter making it more difficult to maintain business and operational relationships, including the possibility that our announcement of the acquisition could disrupt our or ACTIVE Network’s relationships with financial institutions, customers, employees or other partners; difficulties and delays in integrating the ACTIVE Network business or fully realizing benefits of the acquisition at all or within the expected time period.

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

We have term loans and a Revolving Credit Facility that we use for general corporate purposes, as well as various lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and settlement lines of credit are based on market rates and fluctuate accordingly. As of June 30, 2017, there was $4.6 billion outstanding under these variable-rate debt arrangements and settlement lines of credit.

The interest earned on our cash investments and the interest paid on our debt are based on variable interest rates; therefore, the exposure of our net income to a change in interest rates is partially mitigated as an increase in rates would increase both interest income and interest expense, and a reduction in rates would decrease both interest income and interest expense. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have interest rate swaps that reduce a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in "Note 6—Long-Term Debt and Lines of Credit" in the notes to our accompanying unaudited consolidated financial statements.

Based on balances outstanding under variable-rate debt agreements and cash investment balances at June 30, 2017, a hypothetical increase of 50 basis points in applicable interest rates as of June 30, 2017 would increase our annual interest expense by approximately $16.6 million and increase our annual interest income by approximately $2.4 million.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In April 2016, we completed our merger with Heartland, which is being integrated into our North America segment. As part of our ongoing integration activities, we are continuing to apply our controls and procedures to the Heartland business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude. Otherwise, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

Heartland, Heartland’s board of directors, Global Payments, Data Merger Sub One, Inc. (a wholly owned subsidiary of Global Payments) and Data Merger Sub Two, LLC (a wholly owned subsidiary of Global Payments) were named as defendants in a putative class action lawsuit challenging the merger with Heartland. The suit was filed on January 8, 2016 in the New Jersey Superior Court, Mercer County, Civil Division, and is captioned Kevin Merchant v. Heartland Payment Systems, et al, L-45-16. The complaint alleged, among other things, that the directors of Heartland breached their fiduciary duties to Heartland stockholders by agreeing to sell Heartland for inadequate consideration, agreeing to improper deal protection terms in the merger agreement, failing to properly value Heartland, and filing a materially incomplete registration statement with the Securities and Exchange Commission. In addition, the complaint alleged that Heartland, Global Payments, Data Merger Sub One, and Data Merger Sub Two aided and abetted these purported breaches of fiduciary duty. On April 12, 2016, solely to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made by the plaintiff, Heartland and Global Payments reached an agreement to settle the suit and entered into a Memorandum of Understanding to document the terms and conditions for settlement of the suit.  On April 7, 2017, the court approved the parties' settlement agreement under which Heartland agreed to pay Plaintiffs’ counsel $325,000 in attorney’s fees. The settlement releases all claims that were or could have been brought challenging any aspect of the merger with Heartland or the merger agreement related thereto.

ITEM 1A - RISK FACTORS

As disclosed in "Note 14—Subsequent Event" of the accompanying unaudited consolidated financial statements, on August 2, 2017, we entered into a Purchase Agreement to acquire the communities and sports divisions of ACTIVE Network in a cash-and-stock transaction. There are certain risks and uncertainties relating to the ACTIVE Network acquisition. Because of these risks, we have supplemented the risk factors previously disclosed in our Transition Report on Form 10-K for the seven months ended December 31, 2016, to add the following risk factors:

We may not be able to successfully or timely complete the pending acquisition of ACTIVE Network, which could harm our ability to realize anticipated benefits from the acquisition.

Our ability to successfully complete the acquisition depends on a variety of factors, including, among others, the occurrence of any event, change or other circumstance that could give rise to the termination of the Purchase Agreement and the expiration or termination of the waiting periods under applicable antitrust laws. In addition, satisfying the conditions to the closing of the acquisition may take longer than we expect, which could cause us to incur extra transaction expenses or to delay or fail to realize fully the benefits that we currently expect to receive if the acquisition is successfully completed within the expected time frame.

If we complete our pending acquisition of ACTIVE Network, we may not realize anticipated benefits of the transaction or we may be subject to additional costs or liabilities, which could adversely affect our results of operations.

The achievement of the anticipated benefits of the transaction is subject to a number of uncertainties. If the acquisition of ACTIVE Network is completed, we can provide no assurance that: (i) the anticipated benefits of the transaction will be fully realized in the time frame anticipated or at all; (ii) the costs related to the integration of ACTIVE Network’s business and operations into ours and the financing of the transaction will not be greater than expected; (iii) the transaction will not cause disruption to our or ACTIVE Network’s business and operations and relationships with financial institutions, customers, employees and other partners; and (iv) we will not incur liabilities for the past activities of ACTIVE Network and its subsidiaries. Further, our management’s efforts to complete the acquisition of ACTIVE Network and related integration could divert its attention away from the day-to-day operations of our business. If one or more of these risks is realized, it could negatively affect our operating results and cash flows.

We will take on additional indebtedness to finance the acquisition, which could adversely affect us, including by decreasing our business flexibility.

In connection with the consummation of the proposed acquisition of ACTIVE Network, we intend to draw on our Revolving Credit Facility to fund the cash consideration of $600 million for the acquisition. Our increased level of debt could, among other things, (i) require us to dedicate a larger portion of our cash flow from operations to servicing and repayment of debt; (ii) reduce funds available for strategic initiatives and opportunities, working capital and other general corporate needs; and (iii) limit our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business, industry and economic conditions.

Issuance of shares of common stock in connection with the proposed acquisition of ACTIVE Network will reduce our existing shareholders’ ownership and voting interest in our company and may adversely affect our stock price.

As partial consideration for the proposed acquisition of ACTIVE Network, we expect to issue shares of our common stock to the sellers in the amount of $600 million. The issuance of these new shares of our common stock will reduce our existing shareholders’ ownership and voting interest in our company and, as a result, our existing shareholders will be able to exert less influence over our company. The issuance of these new shares of our common stock, which will be subject to certain transfer restrictions, may also result in fluctuations in the market price of our common stock, including a stock price decrease.

We may not be able to successfully or timely complete the pending acquisition of ACTIVE Network, which could harm our ability to realize anticipated benefits from the acquisition.

Our ability to successfully complete the acquisition depends on a variety of factors, including, among others, the occurrence of any event, change or other circumstance that could give rise to the termination of the Purchase Agreement and the expiration or termination of the waiting periods under applicable antitrust laws. In addition, satisfying the conditions to the closing of the acquisition may take longer than we expect, which could cause us to incur extra transaction expenses or to delay or fail to realize fully the benefits that we currently expect to receive if the acquisition is successfully completed within the expected time frame.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2017 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
April 2017	—	$—	—
May 2017	—	$—	—
June 2017	64,716	$89.70	64,716
Total	64,716		64,716	$293.9

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

(2)
As of June 30, 2017, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $293.9 million remaining available under the board’s authorization announced on January 5, 2017. The authorizations by the board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of the board’s authorizations or otherwise to complete any repurchases by any specific time or at all.

During the quarter ended June 30, 2017, pursuant to our employee incentive plans, we withheld 7,621 shares at an average price per share of $85.70 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

ITEM 6—EXHIBITS

List of Exhibits

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed July 25, 2013.
3.2	Eighth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 4, 2017.
10.1*
Fourth Amendment, dated May 2, 2017, to Second Amended and Restated Credit Agreement, dated as of July 31, 2015 among the Company, the other borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

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

Global Payments Inc.
(Registrant)

Date: August 3, 2017	/s/ Cameron M. Bready
Cameron M. Bready
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)