Form 10-Q
period 2017-09-30
GLOBAL PAYMENTS INC
filed 2017-11-08
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of November 2, 2017 was 159,142,431.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended September 30, 2017

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	September 30, 2017	September 30, 2016

Revenues	$1,038,907	$951,885
Operating expenses:
Cost of service	493,883	469,980
Selling, general and administrative	372,553	361,516
	866,436	831,496
Operating income	172,471	120,389

Interest and other income	2,347	1,465
Interest and other expense	(40,764)	(45,609)
	(38,417)	(44,144)
Income before income taxes	134,054	76,245
Provision for income taxes	(15,692)	(14,021)
Net income	118,362	62,224
Less: Net income attributable to noncontrolling interests, net of income tax	(7,622)	(6,714)
Net income attributable to Global Payments	$110,740	$55,510

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.72	$0.36
Diluted earnings per share	$0.71	$0.36
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	September 30, 2017	September 30, 2016

Revenues	$2,920,910	$2,420,789
Operating expenses:
Cost of service	1,418,969	1,125,041
Selling, general and administrative	1,092,648	1,019,626
	2,511,617	2,144,667
Operating income	409,293	276,122

Interest and other income	5,787	45,312
Interest and other expense	(130,422)	(95,280)
	(124,635)	(49,968)
Income before income taxes	284,658	226,154
Provision for income taxes	(40,893)	(33,350)
Net income	243,765	192,804
Less: Net income attributable to noncontrolling interests, net of income tax	(17,302)	(15,150)
Net income attributable to Global Payments	$226,463	$177,654

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.48	$1.24
Diluted earnings per share	$1.47	$1.23
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	September 30, 2017	September 30, 2016

Net income	$118,362	$62,224
Other comprehensive income:
Foreign currency translation adjustments	42,417	1,694
Unrealized gains on hedging activities	341	3,429
Reclassification of unrealized losses on hedging activities to net income	1,172	1,853
Income tax provision related to hedging activities	(670)	(1,951)
Other	18	23
Other comprehensive income, net of tax	43,278	5,048

Comprehensive income	161,640	67,272
Less: comprehensive income attributable to noncontrolling interests	(9,950)	(5,902)
Comprehensive income attributable to Global Payments	$151,690	$61,370

	Nine Months Ended
	September 30, 2017	September 30, 2016

Net income	$243,765	$192,804
Other comprehensive income (loss):
Foreign currency translation adjustments	133,921	(9,259)
Income tax benefit related to foreign currency translation adjustments	—	5,816
Unrealized losses on hedging activities	(2,214)	(12,665)
Reclassification of unrealized losses on hedging activities to net income	4,667	5,733
Income tax (provision) benefit related to hedging activities	(919)	2,618
Other	(196)	(803)
Other comprehensive income (loss), net of tax	135,259	(8,560)

Comprehensive income	379,024	184,244
Less: comprehensive income attributable to noncontrolling interests	(32,352)	(18,926)
Comprehensive income attributable to Global Payments	$346,672	$165,318
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,186,050	$1,162,779
Accounts receivable, net of allowances for doubtful accounts of $1,423 and $1,092, respectively	296,366	275,032
Settlement processing assets	1,847,232	1,546,854
Prepaid expenses and other current assets	220,649	131,341
Total current assets	3,550,297	3,116,006
Goodwill	5,616,414	4,807,594
Other intangible assets, net	2,328,709	2,085,292
Property and equipment, net	577,188	526,370
Deferred income taxes	16,736	15,789
Other noncurrent assets	192,205	113,299
Total assets	$12,281,549	$10,664,350
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$487,513	$392,072
Current portion of long-term debt	93,408	177,785
Accounts payable and accrued liabilities	992,363	804,887
Settlement processing obligations	1,550,627	1,477,212
Total current liabilities	3,123,911	2,851,956
Long-term debt	4,677,910	4,260,827
Deferred income taxes	632,648	676,472
Other noncurrent liabilities	152,127	95,753
Total liabilities	8,586,596	7,885,008
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 158,762,894 issued and outstanding at September 30, 2017 and 152,185,616 issued and outstanding at December 31, 2016	—	—
Paid-in capital	2,376,331	1,816,278
Retained earnings	1,357,526	1,137,230
Accumulated other comprehensive loss	(202,508)	(322,717)
Total Global Payments shareholders’ equity	3,531,349	2,630,791
Noncontrolling interests	163,604	148,551
Total equity	3,694,953	2,779,342
Total liabilities and equity	$12,281,549	$10,664,350
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$243,765	$192,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	80,868	62,964
Amortization of acquired intangibles	249,095	173,345
Share-based compensation expense	30,771	26,060
Provision for operating losses and bad debts	37,203	26,069
Amortization of capitalized customer acquisition costs	32,863	9,337
Deferred income taxes	(51,093)	(30,504)
Gain on sale of investments	—	(41,150)
Other, net	34,190	26,790
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(6,070)	14,216
Settlement processing assets and obligations, net	(232,713)	(109)
Prepaid expenses and other assets	(12,605)	(27,474)
Capitalized customer acquisition costs	(65,697)	(45,425)
Accounts payable and other liabilities	19,546	(19,491)
Net cash provided by operating activities	360,123	367,432
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(563,009)	(1,825,975)
Capital expenditures	(136,612)	(102,442)
Proceeds from sale of investments	—	37,783
Proceeds from sales of property and equipment	37,520	—
Other, net	(48,056)	(1,409)
Net cash used in investing activities	(710,157)	(1,892,043)
Cash flows from financing activities:
Net proceeds from (repayments of) settlement lines of credit	77,397	(952)
Proceeds from long-term debt	1,713,324	3,263,045
Repayments of long-term debt	(1,386,721)	(1,110,258)
Payment of debt issuance costs	(9,520)	(58,448)
Repurchase of common stock	(32,811)	(130,314)
Proceeds from stock issued under share-based compensation plans	7,068	5,614
Common stock repurchased - share-based compensation plans	(21,171)	(15,622)
Proceeds from sale of subsidiary shares to noncontrolling interest	—	16,374
Distributions to noncontrolling interests	(9,301)	(10,216)
Dividends paid	(5,141)	(4,376)
Net cash provided by financing activities	333,124	1,954,847
Effect of exchange rate changes on cash	40,181	(7,142)
Increase in cash and cash equivalents	23,271	423,094
Cash and cash equivalents, beginning of the period	1,162,779	587,751
Cash and cash equivalents, end of the period	$1,186,050	$1,010,845
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	152,186	$1,816,278	$1,137,230	$(322,717)	$2,630,791	$148,551	$2,779,342
Net income			226,463		226,463	17,302	243,765
Other comprehensive income, net of tax				120,209	120,209	15,050	135,259
Stock issued under share-based compensation plans	851	7,068			7,068		7,068
Common stock repurchased - share-based compensation plans	(256)	(24,078)			(24,078)		(24,078)
Share-based compensation expense		30,771			30,771		30,771
Issuance of common stock in connection with a business combination	6,358	572,079			572,079		572,079
Dissolution of a subsidiary			7,998		7,998	(7,998)	—
Distributions to noncontrolling interest					—	(9,301)	(9,301)
Repurchase of common stock	(376)	(25,787)	(9,024)		(34,811)		(34,811)
Dividends paid ($0.03133 per share)			(5,141)		(5,141)		(5,141)
Balance at September 30, 2017	158,763	$2,376,331	$1,357,526	$(202,508)	$3,531,349	$163,604	$3,694,953

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	129,274	$133,345	$943,879	$(247,190)	$830,034	$112,176	$942,210
Net income			177,654		177,654	15,150	192,804
Other comprehensive income (loss), net of tax				(12,336)	(12,336)	3,776	(8,560)
Stock issued under share-based compensation plans	761	5,614			5,614		5,614
Common stock repurchased - share-based compensation plans	(258)	(19,850)			(19,850)		(19,850)
Tax benefit from employee share-based compensation plans		13,896			13,896		13,896
Share-based compensation expense		26,060			26,060		26,060
Issuance of common stock in connection with a business combination	25,644	1,879,458			1,879,458		1,879,458
Purchase of subsidiary shares from noncontrolling interest					—	42,027	42,027
Contribution of subsidiary shares to noncontrolling interest related to a business combination		(820)			(820)	(3,925)	(4,745)
Distributions to noncontrolling interest					—	(10,216)	(10,216)
Repurchase of common stock	(1,816)	(127,816)	(2,498)		(130,314)		(130,314)
Dividends paid ($0.03 per share)			(4,376)		(4,376)		(4,376)
Balance at September 30, 2016	153,605	$1,909,887	$1,114,659	$(259,526)	$2,765,020	$158,988	$2,924,008
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

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements included in our Transition Report on Form 10-K for the seven months ended December 31, 2016 but does not include all disclosures required by GAAP for annual financial statements. As a result of the change in our fiscal year end from May 31 to December 31, we presented our interim financial information for the three and nine months ended September 30, 2016 on the basis of the new fiscal year for comparative purposes.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The amendments in this update changed how companies account for certain aspects of share-based payments to employees. We adopted the various amendments in ASU 2016-09 in our unaudited consolidated financial statements effective January 1, 2017 with no material effect at the date of adoption. On a prospective basis, as required, we recognize the income tax effects of the excess benefits or deduction deficiencies of share-based awards in the statement of income when the awards vest or are settled. Previously, these amounts were recorded as an adjustment to additional paid-in capital. In addition, these excess tax benefits or deduction deficiencies from share-based compensation plans, which were previously presented as a financing activity in our consolidated statement of cash flows, are now presented as an operating activity using a retrospective transition method for all periods presented. Finally, we have elected to account for forfeitures of share-based awards with service conditions as they occur.

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

We have performed a review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We have established a cross-functional implementation team to assess the effects of the new revenue standard in a multi-phase approach. In the first phase, we analyzed customer contracts for our most significant contract categories, applied the five-step model of the new standard to each contract category and compared the results to our current accounting practices. We are nearing completion of the second phase, which includes quantifying the potential effects, assessing additional contract categories and principal agent considerations, revising accounting policies and considering the effects on related disclosures and/or internal control over financial reporting. The third phase, which will complete our adoption and implementation of the new revenue standard, includes activities such as implementing parallel accounting and reporting for areas affected by the new standard, quantifying the cumulative effect adjustment (including tax effects), evaluating and testing modified and newly implemented internal controls and revising financial statement disclosures.

The new standard could change the amount and timing of revenue and expenses to be recognized under certain of our arrangement types. In addition, it could increase the administrative burden on our operations to properly account for customer contracts and provide the more expansive required disclosures. More judgment and estimates may be required within the process of applying the requirements of the new standard than are required under existing GAAP, such as identifying performance obligations in contracts, estimating the amount of variable consideration to include in transaction price, allocating transaction price to each separate performance obligation and estimating expected customer lives. We have not completed our assessment or quantified the effect the new guidance will have on our consolidated financial statements, related disclosures and/or our internal control over financial reporting. This will occur during the third and final phase of our implementation as discussed in the previous paragraph. Our preliminary view is that we expect the amount and timing of revenue to be recognized under ASU 2014-09 for our most significant contract category, core payment services, will be similar to the amount and timing of revenue recognized under our current accounting practices. However, we are still evaluating principal agent considerations for certain amounts that we pay to third parties and currently recognize as a component of operating expense, which could result in such amounts being recorded as a reduction of revenue under ASU 2014-09. This change would not affect operating income. We also expect to be required to capitalize additional costs to obtain contracts with customers, and, in some cases, may be required to amortize these costs and costs that we currently capitalize (such as capitalized customer acquisition costs) over a longer time period. Finally, we expect disclosures about our revenues and related customer acquisition costs will be more extensive.

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

Other Accounting Standards Updates

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In addition, the amendments in this update modify disclosure requirements for presentation of hedging activities. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments, if any. The ASU will become effective for us on January 1, 2019. Early application is permitted for all hedging relationships that exist at the date of adoption. We are evaluating the effect of ASU 2017-12 on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The ASU clarifies the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, with the expectation that fewer will qualify as acquisitions (or disposals) of businesses. The ASU will become effective for us on January 1, 2018. These amendments will be applied prospectively from the date of adoption. The effect of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions that we make, if any.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The amendments in this update state that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property and equipment, when the transfer occurs. The amendments in this update will become effective for us on January 1, 2018. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We do not expect that the adoption of ASU 2016-16 will have a material effect on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, "Leases." The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. In addition, several new disclosures will be required. Although early adoption is permitted, we expect to adopt ASU 2016-02 when it becomes effective for us on January 1, 2019. Adoption will require a modified retrospective transition where the lessees are required to recognize and measure leases at the beginning of the earliest period presented. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition" (Topic 605), "Revenue from Contracts with Customers" (Topic 606), "Leases" (Topic 840), and "Leases" (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02. We have not completed our evaluation of the effect of ASU 2016-02 or ASU 2017-13 on our consolidated financial statements; however, we expect to recognize right of use assets and liabilities for our operating leases in the balance sheet upon adoption.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures and limited liability companies) to be measured at fair value with changes in the fair value recognized through earnings. Equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The guidance will become effective for us on January 1, 2018. We do not expect that the adoption of ASU 2016-01 will have a material effect on our consolidated financial statements and related disclosures.

NOTE 2—ACQUISITIONS

ACTIVE Network

On September 1, 2017, we acquired the communities and sports divisions of Athlaction Topco, LLC ("ACTIVE Network") in a cash-and-stock transaction with Vista Equity Partners. We paid the sellers consideration of $600 million in cash, which we funded primarily by drawing on our revolving credit facility, and 6,357,509 shares of our common stock having an estimated fair value of approximately $572 million. The acquisition-date fair value of common stock issued to the sellers was determined based on the share price of our common stock as of the acquisition date and the effect of certain transfer restrictions.

This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The accounting for this acquisition was not complete as of September 30, 2017. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as we obtain additional information. In particular, additional time is needed to refine and review the results of the valuation of assets and liabilities and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows (in thousands):

Cash and cash equivalents	$42,866
Property and equipment	22,889
Identified intangible assets	471,120
Other assets	80,485
Deferred income taxes	(26,757)
Other liabilities	(123,047)
Total identifiable net assets	467,556
Goodwill	704,020
Total purchase consideration	$1,171,576

ACTIVE Network delivers cloud-based, mission critical enterprise software, including payment technology solutions, to event organizers in the communities and health and fitness verticals. This acquisition aligns with our technology-enabled, software driven strategy and adds an enterprise software business operating in two new vertical markets that we believe offer attractive growth fundamentals. Goodwill of $704.0 million arising from the acquisition, included in the North America operating segment, was attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce. We expect that approximately 80% of the goodwill will be deductible for income tax purposes.

We are still evaluating information to separately identify and value the intangible assets acquired. We expect such assets to include primarily customer-related intangible assets and acquired technology as well as other identifiable intangible assets that are similar to those we have identified in previous acquisitions. We estimate the amortization periods for the more significant intangible assets to be in a range of 5 to 15 years.

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

Goodwill of $3.2 billion arising from the merger, included in the North America segment, was attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce, and is not deductible for income tax purposes. During the nine months ended September 30, 2016, we incurred transaction costs in connection with the merger of $24.7 million, which are recorded in selling, general and administrative expenses in the consolidated statements of income.

The following reflects the estimated fair values of the identified intangible assets and the respective weighted-average estimated amortization periods:

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods

	(in thousands)	(years)

Customer-related intangible assets	$977,400	15
Acquired technology	457,000	5
Trademarks and trade names	176,000	7
Covenants-not-to-compete	28,640	1
Total estimated acquired intangible assets	$1,639,040	11

NOTE 3—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of September 30, 2017 and December 31, 2016, settlement processing assets and obligations consisted of the following:

	September 30, 2017	December 31, 2016

	(in thousands)

Settlement processing assets:
Interchange reimbursement	$288,923	$150,612
Receivable from members	14,483	71,590
Receivable from networks	1,546,821	1,325,029
Exception items	9,570	6,450
Merchant reserves	(12,565)	(6,827)
	$1,847,232	$1,546,854

Settlement processing obligations:
Interchange reimbursement	$74,970	$199,202
Liability to members	(20,340)	(177,979)
Liability to merchants	(1,472,221)	(1,358,271)
Exception items	11,018	21,194
Merchant reserves	(140,327)	(158,419)
Reserve for operating losses and sales allowances	(3,727)	(2,939)
	$(1,550,627)	$(1,477,212)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2017 and December 31, 2016, goodwill and other intangible assets consisted of the following:

	September 30, 2017	December 31, 2016

	(in thousands)

Goodwill	$5,616,414	$4,807,594
Other intangible assets:
Customer-related intangible assets	$2,119,873	$1,864,731
Acquired technologies	804,485	547,151
Trademarks and trade names	190,021	188,311
Contract-based intangible assets	162,107	157,882
	3,276,486	2,758,075
Less accumulated amortization:
Customer-related intangible assets	635,574	487,729
Acquired technologies	179,006	89,633
Trademarks and trade names	44,586	24,142
Contract-based intangible assets	88,611	71,279
	947,777	672,783
	$2,328,709	$2,085,292

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2017:

	North America	Europe	Asia-Pacific	Total

	(in thousands)

Balance at December 31, 2016	$4,083,252	$455,300	$269,042	$4,807,594
Goodwill acquired	704,020	—	—	704,020
Effect of foreign currency translation	5,559	50,515	18,185	74,259
Measurement-period adjustments	23,511	—	7,030	30,541
Balance at September 30, 2017	$4,816,342	$505,815	$294,257	$5,616,414

There was no accumulated impairment loss as of September 30, 2017 or December 31, 2016.

NOTE 5—OTHER ASSETS

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("Visa Europe"). On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe, including ours, upon which we recorded a gain of $41.2 million included in interest and other income in our consolidated statements of income for the nine months ended September 30, 2016. We received up-front consideration comprised of €33.5 million ($37.7 million equivalent at June 21, 2016) in cash and Series B and C convertible preferred shares whose initial conversion rate equates to Visa common shares valued at $22.9 million as of June 21, 2016. However, the preferred shares were assigned a value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate, and the estimation uncertainty associated with those factors. Based on the outcome of potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares we ultimately receive could be as low as zero, and approximately €25.6 million ($28.8 million equivalent at June 21, 2016) of the up-front cash consideration could be refundable. On the third anniversary of the closing of the acquisition by Visa, we will also receive €3.1 million ($3.5 million equivalent at June 21, 2016) of deferred consideration (plus compounded interest at a rate of 4.0% per annum).

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of September 30, 2017 and December 31, 2016, long-term debt consisted of the following:

	September 30, 2017	December 31, 2016

	(in thousands)

Corporate credit facility:
Term loans (face amounts of $3,956,497 and $3,728,857 at September 30, 2017 and December 31, 2016, respectively, less unamortized debt issuance costs of $40,180 and $46,282 at September 30, 2017 and December 31, 2016, respectively)	$3,916,317	$3,682,575
Revolving Credit Facility	855,000	756,000
Capital lease obligations	1	37
Total long-term debt	4,771,318	4,438,612
Less current portion of corporate credit facility (face amounts of $102,129 and $187,274 at September 30, 2017 and December 31, 2016, respectively, less unamortized debt issuance costs of $8,722 and $9,526 at September 30, 2017 and December 31, 2016, respectively) and current portion of capital lease obligations of $1 and $37 at September 30, 2017 and December 31, 2016, respectively	93,408	177,785
Long-term debt, excluding current portion	$4,677,910	$4,260,827

Maturity requirements on long-term debt as of September 30, 2017 by year are as follows (in thousands):

Years ending December 31,
2017	$23,821
2018	108,979
2019	141,912
2020	161,144
2021	180,376
2022	3,111,391
2023 and thereafter	1,083,875
Total	$4,811,498

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility Agreement"). On May 2, 2017, we entered into the Fourth Amendment to the Credit Facility Agreement (the "Fourth Amendment"), which increased the total financing capacity available under the Credit Facility Agreement to $5.2 billion; however, the aggregate outstanding debt under the Credit Facility Agreement did not change as we repaid certain outstanding amounts under the Term A Loan, the Term A-2 Loan and the Revolving Credit Facility (each as defined below) in connection with the Fourth Amendment. As of September 30, 2017, the Credit Facility Agreement provided for secured financing comprised of (i) a $1.5 billion term loan (the "Term A Loan"), (ii) a $1.3 billion term loan (the "Term A-2 Loan"), (iii) a $1.2 billion term loan facility, (the "Term B-2 Loan") and (iv) a $1.25 billion revolving credit facility (the "Revolving Credit Facility"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility Agreement.

The Credit Facility Agreement provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of September 30, 2017, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B-2 Loan were 2.99%, 2.95% and 3.23%, respectively.

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

The Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at September 30, 2017 and December 31, 2016 were $383.1 million and $446.3 million, respectively. As of September 30, 2017, the interest rate on the Revolving Credit Facility was 2.95%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

The portion of deferred debt issuance costs related to the Revolving Credit Facility is included in other noncurrent assets, and the portion of deferred debt issuance costs related to the term loans is reported as a reduction to the carrying amount of the term loans. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

In various markets where we do business, we have lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our settlement lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of September 30, 2017 and December 31, 2016, a total of $55.5 million and $51.0 million, respectively, of cash on deposit was used to determine the available credit.

As of September 30, 2017 and December 31, 2016, respectively, we had $487.5 million and $392.1 million outstanding under these lines of credit with additional capacity of $669.9 million as of September 30, 2017 to fund settlement. The weighted-average interest rate on these borrowings was 2.11% and 1.90% at September 30, 2017 and December 31, 2016, respectively. During the three months ended September 30, 2017, the maximum and average outstanding balances under these lines of credit were $627.3 million and $334.2 million, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the agreement. As of September 30, 2017, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than: (i) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2017 through June 30, 2018; (ii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2018 through June 30, 2019; and (iii) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00.

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

The Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the nine months ended September 30, 2017.

Interest Rate Swap Agreements

We have interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as portfolio cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income, except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the three and nine months ended September 30, 2017 and 2016, there was no ineffectiveness. The fair values of the interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included in the consolidated balance sheets:

Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at September 30, 2017	Range of Maturity Dates	September 30, 2017	December 31, 2016
				(in thousands)

Interest rate swaps (Notional of $1,000 million at September 30, 2017, $250 million at December 31, 2016)	Other assets	1.49%	February 28, 2019 - July 31, 2020	$2,923	$2,147
Interest rate swaps (Notional of $300 million at September 30, 2017, $750 million at December 31, 2016)	Accounts payable and accrued liabilities	1.91%	March 31, 2021	$1,495	$3,175

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

	(in thousands)

Amount of gain (loss) recognized in other comprehensive income	$341	$3,429	$(2,214)	$(12,665)
Amount reclassified out of other comprehensive income to interest expense	$1,172	$1,853	$4,667	$5,733

As of September 30, 2017, the amount in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $1.7 million.

Interest Expense

Interest expense was $41.8 million and $44.6 million for the three months ended September 30, 2017 and 2016, respectively, and $130.3 million and $95.6 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 7—INCOME TAX

Our effective income tax rates were 11.7% and 18.4% for the three months ended September 30, 2017 and September 30, 2016, respectively. Our effective income tax rates were 14.4% and 14.7% for the nine months ended September 30, 2017 and September 30, 2016, respectively. Our effective income tax rates differ from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates. In addition, as a result of adopting ASU 2016-09 on January 1, 2017, as described in "Note 1— Basis of Presentation and Summary of Significant Accounting Policies," we recognize the income tax effects of the excess benefits or deficiencies of share-based awards in the statement of income when share-based awards vest or are settled, which contributed to lower effective income tax rates in the current year periods. During the nine months ended September 30, 2016, we recorded an income tax benefit of $12.7 million associated with the elimination of certain net deferred tax liabilities associated with undistributed earnings from Canada as a result of management's plans to reinvest these earnings outside the United States indefinitely.

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

NOTE 8—SHAREHOLDERS’ EQUITY

We make repurchases of our common stock mainly through the use of open market purchases and, at times, through accelerated share repurchase programs. As of September 30, 2017, we were authorized to repurchase up to $264.9 million of our common stock. During the three and nine months ended September 30, 2017, respectively, through open market repurchase plans, we repurchased and retired 311,593 and 376,309 shares of our common stock, at a cost of $29.0 million and $34.8 million, or an average cost of $93.09 and $92.51 per share, including commissions.

During the three and nine months ended September 30, 2016, respectively, through open market repurchase plans, we repurchased and retired 484,256 and 1,142,415 shares of our common stock at a cost of $35.5 million and $80.3 million, or an average cost of $73.25 and $70.29 per share, including commissions. In addition to shares repurchased through open market repurchase plans, we repurchased 673,212 shares of our common stock at a cost of $50.0 million, or an average cost of $74.27 per share, including commissions, through an accelerated share repurchase program during the nine months ended September 30, 2016.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

	(in thousands)

Share-based compensation expense	$9,617	$8,688	$30,771	$26,060
Income tax benefit	$3,523	$2,968	$10,788	$8,679

Share-Based Awards

The following table summarizes the changes in unvested share-based awards for the nine months ended September 30, 2017:

	Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)

Unvested at December 31, 2016	1,263	$49.55
Granted	611	71.77
Vested	(685)	40.35
Forfeited	(71)	60.36
Unvested at September 30, 2017	1,118	$66.74

The total fair value of share-based awards vested during the nine months ended September 30, 2017 and September 30, 2016 was $27.6 million and $22.2 million, respectively.

For these share-based awards, we recognized compensation expense of $8.6 million and $8.0 million during the three months ended September 30, 2017 and September 30, 2016, respectively, and $27.7 million and $24.3 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. As of September 30, 2017, there was $53.2 million of unrecognized compensation expense related to unvested share-based awards that we expect to recognize over a weighted-average period of 2.1 years. Our share-based award plans provide for accelerated vesting under certain conditions.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value of our common stock on the date of grant and have a term of ten years. Stock options granted before the year ended May 31, 2015 vest in equal installments on each of the first four anniversaries of the grant date. Stock options granted during the year ended May 31, 2015 and thereafter vest in equal installments on each of the first three anniversaries of the grant date. During the nine months ended September 30, 2017 and September 30, 2016, we granted stock options to purchase 123,958 and 72,733 shares of our common stock. Our stock option plans provide for accelerated vesting under certain conditions.

The following summarizes changes in stock option activity for the nine months ended September 30, 2017:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2016	759	$37.51	6.0	$24.5
Granted	124	79.45
Exercised	(156)	23.56
Outstanding at September 30, 2017	727	$47.67	6.6	$34.4

Options vested and exercisable at September 30, 2017	505	$36.49	5.6	$29.6

We recognized compensation expense for stock options of $0.7 million and $0.5 million during the three months ended September 30, 2017 and September 30, 2016, respectively, and $2.0 million and $1.2 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2017 and September 30, 2016 was $9.9 million and $10.6 million, respectively. As of September 30,

2017, we had $4.0 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.0 years.

The weighted-average grant-date fair value of each stock option granted during the nine months ended September 30, 2017 was $23.68. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Nine Months Ended
September 30, 2017
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

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

	(in thousands)

Basic weighted-average number of shares outstanding	154,560	153,668	153,138	143,794
Plus: Dilutive effect of stock options and other share-based awards	842	862	941	937
Diluted weighted-average number of shares outstanding	155,402	154,530	154,079	144,731

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax, were as follows for the three and nine months ended September 30, 2017 and September 30, 2016:

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at June 30, 2016	$(249,374)	$(11,377)	$(4,634)	$(265,385)
Other comprehensive income, net of tax	2,505	3,331	23	5,859
Balance at September 30, 2016	$(246,869)	$(8,046)	$(4,611)	$(259,526)

Balance at June 30, 2017	$(239,669)	$51	$(3,841)	$(243,459)
Other comprehensive income, net of tax	40,090	843	18	40,951
Balance at September 30, 2017	$(199,579)	$894	$(3,823)	$(202,508)

Other comprehensive income (loss) attributable to noncontrolling interest, which relates only to foreign currency translation, was approximately $2.3 million and $(0.8) million for the three months ended September 30, 2017 and September 30, 2016, respectively.

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2015	$(239,650)	$(3,732)	$(3,808)	$(247,190)
Other comprehensive loss, net of tax	(7,219)	(4,314)	(803)	(12,336)
Balance at September 30, 2016	$(246,869)	$(8,046)	$(4,611)	$(259,526)

Balance at December 31, 2016	$(318,450)	$(640)	$(3,627)	$(322,717)
Other comprehensive income (loss), net of tax	118,871	1,534	(196)	120,209
Balance at September 30, 2017	$(199,579)	$894	$(3,823)	$(202,508)

Other comprehensive income attributable to noncontrolling interest, which relates only to foreign currency translation, was approximately $15.1 million and $3.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

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

Information on segments and reconciliations to consolidated revenues and consolidated operating income are as follows for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

	(in thousands)

Revenues(1):
North America	$764,902	$718,977	$2,162,911	$1,770,957
Europe	205,203	173,246	557,258	479,620
Asia-Pacific	68,802	59,662	200,741	170,212
Consolidated revenues	$1,038,907	$951,885	$2,920,910	$2,420,789

Operating income (loss)(1):
North America	$138,345	$110,983	$344,604	$258,648
Europe	76,214	63,727	196,394	172,293
Asia-Pacific	20,032	14,657	57,321	40,266
Corporate(2)	(62,120)	(68,978)	(189,026)	(195,085)
Consolidated operating income	$172,471	$120,389	$409,293	$276,122

Depreciation and amortization(1):
North America	$95,056	$91,790	$277,219	$189,585
Europe	11,863	11,019	34,926	30,780
Asia-Pacific	4,484	4,450	12,068	12,204
Corporate	2,246	1,296	5,750	3,740
Consolidated depreciation and amortization	$113,649	$108,555	$329,963	$236,309

(1) Revenues, operating income and depreciation and amortization reflect the effect of acquired businesses from the respective dates of acquisition. For further discussion, see "Note 2—Acquisitions."

(2) During the three and nine months ended September 30, 2017, respectively, operating loss for Corporate included acquisition and integration expenses of $21.5 million and $69.5 million. During the three and nine months ended September 30, 2016, respectively, operating loss for Corporate included acquisition and integration expenses of $34.0 million and $93.0 million.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases

In May 2017, we received $37.5 million from the sale of our operating facility in Jeffersonville, Indiana, which we acquired as part of the Heartland merger, and simultaneously leased the property back for an initial term of 20 years, followed by four optional renewal terms of 5 years. The arrangement met the criteria to be treated as a sale for accounting purposes, and as a result, we derecognized the associated property. There was no resulting gain or loss on the sale because the proceeds received were equal to the carrying amount of the property. We are accounting for the lease as an operating lease.

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

On September 1, 2017, we acquired the communities and sports divisions of Athlaction Topco, LLC ("ACTIVE Network") in a cash-and-stock transaction with Vista Equity Partners. We paid the sellers consideration of $600 million in cash, which we funded primarily by drawing on our Revolving Credit Facility (as defined in "Liquidity and Capital Resources - Long-Term Debt and Lines of Credit" below), and 6,357,509 shares of our common stock having an estimated fair value of approximately $572 million.

Highlights related to our financial condition and results of operations for the three and nine months ended September 30, 2017 are provided below:

•
Consolidated revenues increased by 9.1% and 20.7% to $1,038.9 million and $2,920.9 million, respectively, for the three and nine months ended September 30, 2017, compared to $951.9 million and $2,420.8 million, respectively, for the prior-year periods. The increase for the three month-period was primarily due to organic growth across our operating segments and the increase for the nine month-period was primarily due to our merger with Heartland.

•
Consolidated operating income was $172.5 million and $409.3 million, respectively, for the three and nine months ended September 30, 2017 compared to $120.4 million and $276.1 million, respectively, for the prior-year periods. Our operating margin for the three and nine months ended September 30, 2017 was 16.6% and 14.0%, respectively, compared to 12.6% and 11.4%, respectively, for the prior-year periods. The contribution of the revenue growth was partially offset by an increase in depreciation and amortization expense of $5.1 million and $93.7 million, respectively.

•
Net income attributable to Global Payments was $110.7 million and $226.5 million, respectively, for the three and nine months ended September 30, 2017 compared to $55.5 million and $177.7 million, respectively, for the prior-year periods. The nine months ended September 30, 2016 included a gain of $41.2 million from the sale of all of our membership interests in Visa Europe Limited ("Visa Europe") to Visa Inc. ("Visa").

•	Diluted earnings per share was $0.71 and $1.47, respectively, for the three and nine months ended September 30, 2017 compared to $0.36 and $1.23, respectively, for the prior-year periods.

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

Results of Operations

The following table sets forth key selected financial data for the three months ended September 30, 2017 and September 30, 2016, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended September 30, 2016 are derived from our unaudited consolidated financial statements for that period.

	Three Months Ended September 30, 2017	% of Revenue(1)	Three Months Ended September 30, 2016	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
North America	$764,902	73.6%	$718,977	75.5%	$45,925	6.4%
Europe	205,203	19.8%	173,246	18.2%	31,957	18.4%
Asia-Pacific	68,802	6.6%	59,662	6.3%	9,140	15.3%
Total revenues	$1,038,907	100.0%	$951,885	100.0%	$87,022	9.1%

Consolidated operating expenses:
Cost of service	$493,883	47.5%	$469,980	49.4%	$23,903	5.1%
Selling, general and administrative	372,553	35.9%	361,516	38.0%	11,037	3.1%
Operating expenses	$866,436	83.4%	$831,496	87.4%	$34,940	4.2%

Operating income (loss):
North America	$138,345		$110,983		$27,362	24.7%
Europe	76,214		63,727		12,487	19.6%
Asia-Pacific	20,032		14,657		5,375	36.7%
Corporate(2)	(62,120)		(68,978)		6,858	(9.9)%
Operating income	$172,471	16.6%	$120,389	12.6%	$52,082	43.3%

Operating margin:
North America	18.1%		15.4%		2.7%
Europe	37.1%		36.8%		0.3%
Asia-Pacific	29.1%		24.6%		4.5%
(1) Percentage amounts may not sum to the total due to rounding.

(2) Operating loss for Corporate included acquisition and integration expenses of $21.5 million and $34.0 million during the three months ended September 30, 2017 and 2016, respectively. These expenses are included primarily in selling, general and administrative expenses in the unaudited consolidated statements of income.

The following table sets forth key selected financial data for the nine months ended September 30, 2017 and September 30, 2016, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the nine months ended September 30, 2016 are derived from our unaudited consolidated financial statements for that period.

	Nine Months Ended September 30, 2017	% of Revenue(1)	Nine Months Ended September 30, 2016	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
North America	$2,162,911	74.0%	$1,770,957	73.2%	$391,954	22.1%
Europe	557,258	19.1%	479,620	19.8%	77,638	16.2%
Asia-Pacific	200,741	6.9%	170,212	7.0%	30,529	17.9%
Total revenues	$2,920,910	100.0%	$2,420,789	100.0%	$500,121	20.7%

Consolidated operating expenses(2):
Cost of service	$1,418,969	48.6%	$1,125,041	46.5%	$293,928	26.1%
Selling, general and administrative	1,092,648	37.4%	1,019,626	42.1%	73,022	7.2%
Operating expenses	$2,511,617	86.0%	$2,144,667	88.6%	$366,950	17.1%

Operating income (loss)(2):
North America	$344,604		$258,648		$85,956	33.2%
Europe	196,394		172,293		24,101	14.0%
Asia-Pacific	57,321		40,266		17,055	42.4%
Corporate(3)	(189,026)		(195,085)		6,059	(3.1)%
Operating income	$409,293	14.0%	$276,122	11.4%	$133,171	48.2%

Operating margin(2):
North America	15.9%		14.6%		1.3%
Europe	35.2%		35.9%		(0.7)%
Asia-Pacific	28.6%		23.7%		4.9%
(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effect of acquired businesses from the respective dates of acquisition. For further discussion, see "Note 2—Acquisitions" in the notes to the accompanying unaudited consolidated financial statements.

(3) Operating loss for Corporate included acquisition and integration expenses of $69.5 million and $93.0 million during the nine months ended September 30, 2017 and 2016, respectively. These expenses are included primarily in selling, general and administrative expenses in the unaudited consolidated statements of income.

Revenues

For the three months ended September 30, 2017, revenues increased by $87.0 million, or 9.1%, compared to the prior year, to $1,038.9 million, reflecting organic growth in each of our operating segments and the favorable effect of currency fluctuations of $9.1 million. For the nine months ended September 30, 2017, revenues increased by $500.1 million, or 20.7%, compared to the prior year, to $2,920.9 million, due primarily to our merger with Heartland, despite the unfavorable effect of currency fluctuations of $13.1 million.

North America Segment. For the three and nine months ended September 30, 2017, revenues from our North America segment increased by $45.9 million and $392.0 million, or 6.4% and 22.1%, respectively, compared to the prior year, to $764.9 million and $2,162.9 million, respectively. The increase for the three months ended September 30, 2017 was primarily due to organic growth and the increase for the nine months ended September 30, 2017 was primarily due to our merger with Heartland.

Europe Segment. For the three and nine months ended September 30, 2017, revenues from our Europe segment increased by $32.0 million and $77.6 million, or 18.4% and 16.2%, respectively, compared to the prior year, to $205.2 million and $557.3 million, respectively, primarily due to organic growth. During the three and nine months ended September 30, 2017, revenues from our Europe segment included a favorable effect from currency fluctuations of $5.6 million and an unfavorable effect from currency fluctuations of $15.1 million, respectively.

Asia-Pacific Segment. For the three and nine months ended September 30, 2017, revenues from our Asia-Pacific segment increased by $9.1 million and $30.5 million, or 15.3% and 17.9%, respectively, compared to the prior year, to $68.8 million and $200.7 million, respectively, primarily due to organic growth.

Operating Expenses

Cost of Service. For the three and nine months ended September 30, 2017, cost of service increased by $23.9 million and $293.9 million, or 5.1% and 26.1%, respectively, compared to the prior year, to $493.9 million and $1,419.0 million, respectively. The increase in cost of service was driven primarily by an increase in the variable costs associated with our revenue growth, including during the nine months ended September 30, 2017, the incremental expenses associated with the merger with and integration of Heartland as well as additional intangible asset amortization of $75.8 million from recently acquired businesses. As a percentage of revenues, cost of service decreased to 47.5% for the three months ended September 30, 2017 from 49.4% for the prior year. As a percentage of revenues, cost of service increased to 48.6% for the nine months ended September 30, 2017 from 46.5% for the prior year. The decrease in cost of service as a percentage of revenue for the three months ended September 30, 2017 was due to a decrease in Heartland customer-related intangible asset amortization, which is calculated using an accelerated method.

Selling, General and Administrative Expenses. For the three and nine months ended September 30, 2017, selling, general and administrative expenses increased by $11.0 million and $73.0 million, or 3.1% and 7.2%, respectively, compared to the prior year, to $372.6 million and $1,092.6 million, respectively. As a percentage of revenues, selling, general and administrative expenses decreased to 35.9% and 37.4% for the three and nine months ended September 30, 2017 from 38.0% and 42.1%, respectively, for the prior year.

During the three and nine months ended September 30, 2017, the increase in selling, general and administrative expenses was primarily due to additional costs to support the growth of our business, including during the nine months ended September 30, 2017 incremental acquisition and integration expenses. The decrease in selling, general and administrative expenses as a percentage of revenues was due to synergies achieved in general and administrative expenses from the merger with Heartland, as well as the decrease in acquisition and integration expenses during the three and nine months ended September 30, 2017.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 24.7% and 33.2% to $138.3 million and $344.6 million, respectively, for the three and nine months ended September 30, 2017 compared to the prior year. Operating margin increased by 2.7 and 1.3 percentage points for the three and nine months ended September 30, 2017, respectively. The increase in operating income was primarily due to revenue growth in our U.S. business, which during the nine months ended September 30,

2017 was partially offset by additional intangible asset amortization associated with acquired businesses. The increase in operating margin during the three months ended September 30, 2017 was primarily due to the decrease in intangible asset amortization expense from the merger with Heartland as a percentage of revenue.

Europe Segment. Operating income in our Europe segment increased by 19.6% and 14.0% to $76.2 million and $196.4 million, respectively, for the three and nine months ended September 30, 2017 compared to the prior year, despite the effect of unfavorable currency fluctuations of $11.3 million for the nine months ended September 30, 2017. The increase in operating income for the three and nine months ended September 30, 2017 was primarily due to revenue growth.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 36.7% and 42.4% to $20.0 million and $57.3 million, respectively, for the three and nine months ended September 30, 2017 compared to the prior year. Operating margin increased by 4.5 and 4.9 percentage points, respectively, for the three and nine months ended September 30, 2017. The increase in operating income and operating margin was due to organic revenue growth.

Corporate. Corporate expenses decreased by 9.9% and 3.1% to $62.1 million and $189.0 million, respectively, for the three and nine months ended September 30, 2017 compared to the prior year, primarily due to a decrease in acquisition and integration expenses.

Other Income/Expense, Net

Interest and other income decreased $39.5 million for the nine months ended September 30, 2017 compared to the prior year, which included a gain of $41.2 million in connection with our sale of all of the membership interests in Visa Europe. See "Note 5—Other Assets" in the notes to the accompanying unaudited consolidated financial statements for further discussion of this transaction.

Interest and other expense decreased $4.8 million for the three months ended September 30, 2017 compared to the prior year, and increased $35.1 million for the nine months ended September 30, 2017 compared to the prior year. The outstanding borrowings on our long-term debt facilities increased significantly in April 2016 as a result of incremental borrowings we made to fund a portion of the total consideration for our merger with Heartland. Since then, we have made principal repayments that have lowered our average outstanding borrowings, and we have lowered the leverage-based margins we pay on interest rates through refinancing activities that we completed in October 2016 and May 2017. The savings we realized during the three months ended September 30, 2017 compared to the prior year were partially offset by increases in LIBOR during the intervening time frame.

Provision for Income Taxes

Our effective income tax rates were 11.7% and 18.4% for the three months ended September 30, 2017 and September 30, 2016, respectively, and 14.4% and 14.7% for the nine months ended September 30, 2017 and September 30, 2016, respectively. The effective income tax rates for the three and nine months ended September 30, 2017 included the effect of excess tax benefits associated with share-based awards that vested during the periods. The effective income tax rate for the nine months ended September 30, 2016 included the effect of eliminating certain net deferred tax liabilities associated with undistributed earnings from Canada, as a result of management's plans to reinvest these earnings outside the United States indefinitely.

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

At September 30, 2017, we had cash and cash equivalents totaling $1,186.1 million. Of this amount, we consider $560.7 million to be available for general purposes, which does not include the following: (1) settlement-related cash balances, (2) funds held as collateral for merchant losses ("Merchant Reserves") and (3) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf.

Our available cash balance at September 30, 2017 included $500.1 million of cash held by foreign subsidiaries whose earnings are considered indefinitely reinvested outside the United States. These cash balances reflect our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. We believe that we are able to maintain a sufficient level of liquidity for our domestic operations and commitments without repatriation of the earnings of these foreign subsidiaries. If we were to repatriate some or all of the cash held by such foreign subsidiaries, we do not believe that the associated income tax liabilities would have a significant effect on our liquidity.

Operating activities provided net cash of $360.1 million and $367.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The decrease in cash flows from operating activities of $7.3 million was primarily due to the improvement in our earnings before non-cash expenses, such as amortization of acquired intangibles, offset by a decrease in the change in net settlement processing assets of $232.6 million and other working capital accounts. Fluctuations in settlement processing assets and obligations are largely due to timing of month-end and settlement transaction volume.

Net cash used in investing activities was $710.2 million and $1,892.0 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. During the nine months ended September 30, 2017, we paid $600 million of cash as a portion of the consideration for the acquisition of ACTIVE Network. During the nine months ended September 30, 2016, we paid Heartland shareholders $2,043.4 million of cash as a portion of the consideration for the merger.

We made capital expenditures of $136.6 million and $102.4 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. During the year ending December 31, 2017, we expect capital expenditures for property and equipment, including internal-use capitalized software development costs, to approximate $180 million.

During the nine months ended September 30, 2017, we completed a sale-leaseback of our operating facility in Jeffersonville, Indiana and received cash of $37.5 million. During the nine months ended September 30, 2016, we received cash of $37.8 million from the sale of our membership interests in Visa Europe.

Net cash provided by financing activities was $333.1 million and $1,954.8 million during the nine months ended September 30, 2017 and September 30, 2016, respectively. The changes in each period were primarily due to financing activities associated with our corporate credit facility. During the nine months ended September 30, 2017, we amended our corporate credit facility and subsequently borrowed an additional $600 million under our Revolving Credit Facility primarily to fund the cash portion of the consideration for the acquisition of ACTIVE Network. After repayments made during the nine months ended September 30, 2017, we had net proceeds from long-term debt of $326.6 million. During the nine months ended September 30, 2016, we increased our long-term debt by $2,152.8 million, primarily to fund our merger with Heartland.

As of September 30, 2017, we have approximately $264.9 million of share repurchase authority remaining under a program authorized by the board of directors, announced on January 5, 2017, to repurchase shares of our common stock. We make repurchases of our common stock mainly through the use of open market purchases and, at times, through accelerated share repurchase programs. The manner, timing and amount of any purchases are determined by our management based on an evaluation of market conditions, stock price and other factors. During the nine months ended September 30, 2017 and September 30, 2016, we used cash of $32.8 million and $130.3 million, respectively, to repurchase shares of our common stock.

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

The Credit Facility Agreement provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin as were fully disclosed in our Current Report on Form 8-K filed on May 4, 2017. As of September 30, 2017, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B-2 Loan were 2.99%, 2.95% and 3.23%, respectively, and the interest rate on the Revolving Credit Facility was 2.95%. The Credit Facility Agreement also provides for a commitment fee with respect to borrowings under the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio. As of September 30, 2017, the aggregate outstanding balance on the term loans was $4.0 billion, and the outstanding balance on the Revolving Credit Facility was $855.0 million.

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

The Credit Facility Agreement allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at September 30, 2017 were $383.1 million.

Settlement Lines of Credit

In various markets where we do business, we have lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of September 30, 2017 and December 31, 2016, a total of $55.5 million and $51.0 million, respectively, of cash on deposit was used to determine the available credit.

As of September 30, 2017 and December 31, 2016, respectively, we had $487.5 million and $392.1 million outstanding under these lines of credit with additional capacity of $669.9 million as of September 30, 2017 to fund settlement. The weighted-average interest rate on these borrowings was 2.11% and 1.90% at September 30, 2017 and December 31, 2016, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios as defined in the agreement. As of September 30, 2017, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than: (i) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2017 through June 30, 2018; (ii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2018 through June 30, 2019; and (iii) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00.

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

The Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the nine months ended September 30, 2017.

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

Commitments and Contractual Obligations

As a result of the Fourth Amendment, the repayment schedules for our term loans and Revolving Credit Facility were extended. See "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for updated repayment requirements by year as of September 30, 2017. In addition, during the three months ended September 30, 2017, we borrowed an additional $600 million under our Revolving Credit Facility to fund a portion of the consideration for the acquisition of ACTIVE Network.

As a result of the sale-leaseback of our operating facility in Jeffersonville, Indiana, we entered into an operating lease with escalating future minimum payments totaling $55.5 million at September 30, 2017. See "Note 13—Commitments and Contingencies" in the notes to the accompanying unaudited consolidated financial statements for further discussion about the sale-leaseback transaction.

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

Forward-Looking Statements

Investors are cautioned that some of the statements we use in this report contain forward-looking statements and are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties and depend upon future events or conditions. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Such statements may include, but are not limited to, statements about the benefits of our merger with Heartland and the acquisition of ACTIVE Network, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions and other statements that are not historical facts.

Important factors that may cause actual events or results to differ materially from those anticipated by such forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors, our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; change in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations; including without limitation difficulties and delays in integrating the Heartland and ACTIVE Network businesses or fully realizing cost savings and other benefits of the acquisitions at all or within the expected time period; fully realizing anticipated annual interest expense savings from refinancing our corporate debt facilities; our loss of key personnel and other risk factors presented in Item 1- Risk Factors of our Transition Report on Form 10-K for the seven months ended December 31, 2016 and any subsequent SEC filings, which we advise you to review. Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We undertake no obligation to revise any of these statements to reflect future circumstances or the occurrence of unanticipated events.

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

We have term loans and a Revolving Credit Facility that we use for general corporate purposes, as well as various lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and settlement lines of credit are based on market rates and fluctuate accordingly. As of September 30, 2017, $5.3 billion was outstanding under these variable-rate debt arrangements and settlement lines of credit.

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

Based on balances outstanding under variable-rate debt agreements and cash investment balances at September 30, 2017, a hypothetical increase of 50 basis points in applicable interest rates as of September 30, 2017 would increase our annual interest expense by approximately $20.0 million and increase our annual interest income by approximately $3.5 million.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In September 2017, we completed the acquisition of ACTIVE Network. In accordance with our integration efforts, we plan to incorporate ACTIVE Network's operations into our internal control over financial reporting program within the time period provided by the applicable SEC rules and regulations. The assets, excluding goodwill, of ACTIVE Network constituted approximately 4% of our total consolidated assets as of September 30, 2017. Revenues and operating income of ACTIVE Network for the three and nine months ended September 30, 2017 were not material to our consolidated financial statements.

Otherwise, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

ITEM 1A - RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” of our Transition Report on Form 10-K for the seven months ended December 31, 2016, other than the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed previously, in connection with the Company’s acquisition of ACTIVE Network, we issued 6,357,509 shares of the Company’s common stock having an estimated fair value of approximately $572 million. The Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof and rules and regulations of the SEC promulgated thereunder. Each of the sellers who received the Company’s common stock in the acquisition is an “accredited investor” as defined in Regulation D promulgated by the SEC under the Securities Act.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2017 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 2017	75,894	89.16	75,894
August 2017	156,581	94.24	156,581
September 2017	79,118	94.57	79,118
Total	311,593		311,593	$264.9

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

(2)
As of September 30, 2017, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $264.9 million remaining available under the board’s authorization announced on January 5, 2017. The authorizations by the board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of the board’s authorizations or otherwise to complete any repurchases by any specific time or at all.

During the quarter ended September 30, 2017, pursuant to our employee incentive plans, we withheld 247,345 shares at an average price per share of $94.50 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

ITEM 6—EXHIBITS

List of Exhibits

2.1
Stock Purchase and Merger Agreement, dated as of August 2, 2017, by and among Athlaction Topco, LLC, the Vista Blocker Sellers (as defined therein), Vista Equity Partners Management, LLC, as Sellers’ Representative, Global Payments Inc., Athens Merger Sub, LLC and the Vista AIVs and Vista GPs (as defined therein and solely for the limited purposes set forth therein), incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 8, 2017. ++

2.2
Amendment No. 1 to the Stock Purchase and Merger Agreement, dated as of August 31, 2017, by and among Global Payments Inc., Athlaction Topco, LLC, Vista Equity Partners Management, LLC, as Sellers’ Representative, and VEP Global Aggregator, LLC, incorporated by reference to Exhibit 2.2. to the Company’s Current Report on Form 8-K filed on September 6, 2017. ++

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed July 25, 2013.
3.2	Eighth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 4, 2017.
10.1
Stockholders’ Agreement, dated as of August 31, 2017, by and among Global Payments Inc., VEPF IV AIV VII-A, L.P., VEP Global Aggregator, LLC, VEPF III AIV VI, L.P., VEPF IV AIV VII, L.P., VFF I AIV IV, L.P., Vista Equity Partners Fund III GP, LLC, Vista Equity Partners Fund IV GP, LLC, Vista Foundation Fund I GP, LLC, Todd Tyler, Ronald Tanner and certain other signatories thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2017.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

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

Global Payments Inc.
(Registrant)

Date: November 8, 2017	/s/ Cameron M. Bready
Cameron M. Bready
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)