Form 10-K
period 2017-12-31
GLOBAL PAYMENTS INC
filed 2018-02-23
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
NONE
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐
Non-accelerated filer ☐    Smaller reporting company ☐
Emerging growth company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $13,694,503,028. The number of shares of the registrant's common stock outstanding at February 19, 2018 was 159,205,866 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2018 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2017 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE REGARDING TRANSITION PERIOD

In 2016, we changed our fiscal year-end from May 31 to December 31. As a result, we refer to the period consisting of the seven-months ended December 31, 2016 as the "2016 fiscal transition period."

When our financial results for the year ended December 31, 2017 and the 2016 fiscal transition period are compared to our financial results for the prior-year periods, the results compare the twelve-month period from January 1, 2017 through December 31, 2017 to the twelve-month period from January 1, 2016 through December 31, 2016 and compare the seven-month period from June 1, 2016 through December 31, 2016 to the seven-month period from June 1, 2015 through December 31, 2015. The results for the twelve months ended December 31, 2016 and the seven months ended December 31, 2015 are unaudited.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this report to "Global Payments," the "Company," "we," "our" or "us," refer to Global Payments Inc. and its subsidiaries.

We believe that it is important to communicate our plans for and expectations about the future to our shareholders and to the public. Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new services and expanding our business; statements about the benefits of our acquisition of the communities and sports divisions of Athlaction Topco, LLC ("ACTIVE Network"), including future financial and operating results, the combined company’s plans, objectives, expectations and intentions, and the successful integration of future acquisitions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors that may cause actual events or results to differ materially from those anticipated by our forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors; our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; changes in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations, including without limitation difficulties and delays in integrating or fully realizing cost savings and other benefits of our acquisitions at all or within the expected time period; fully realizing anticipated annual interest expense savings from refinancing our Credit Facility; loss of key personnel; and other risk factors presented in Item "1A - Risk Factors of this Annual Report on Form 10‑K," which we advise you to review. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

PART I

ITEM 1- BUSINESS

Introduction

We are a leading worldwide provider of payment technology and software solutions delivering innovative services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels to customers in 30 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

We were incorporated in Georgia as Global Payments Inc. in 2000 and spun-off from our former parent company in 2001. Including our time as part of our former parent company, we have been in the payment technology services business since 1967. Since our spin-off, we have grown our annual revenues from $353 million for the year ended May 31, 2001 to $4.0 billion for the year ended December 31, 2017, through internal expansion of existing operations and through acquisitions.

Headquartered in Atlanta, Georgia, we are a member of the Standard & Poor's 500 Index, and our common stock is traded on the New York Stock Exchange under the symbol "GPN."

Recent Developments

On September 1, 2017, we acquired ACTIVE Network for total purchase consideration of $1.2 billion, consisting of approximately $600 million in cash and 6.4 million shares of our common stock. ACTIVE Network delivers cloud-based enterprise software, including payment technology solutions, to event organizers in the communities and health and fitness vertical markets. This acquisition aligns with our technology-enabled, software driven strategy and adds an enterprise software business operating in two additional vertical markets that we believe offer attractive growth fundamentals. On April 22, 2016, we merged with Heartland Payment Systems, Inc. ("Heartland") in a cash-and-stock transaction for total purchase consideration of $3.9 billion. The merger significantly expanded our small and medium-sized enterprise distribution, merchant base and vertical reach in the United States. See "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of these and other acquisitions.

On May 2, 2017, we amended our existing corporate credit facility (the "Credit Facility") to increase the total financing capacity available under the Credit Facility to $5.2 billion. As of December 31, 2017, the Credit Facility provided for secured financing compromised of (i) a $1.5 billion term loan (the "Term A Loan"), (ii) a $1.3 billion term loan (the "Term A-2 Loan"), (iii) a $1.2 billion term loan facility (the "Term B-2 Loan") and (iv) a $1.25 billion revolving credit facility (the "Revolving Credit Facility"). See "Management's Discussion and Analysis - Liquidity and Capital Resources - Long-Term Debt and Lines of Credit" below for further discussion of our credit facilities.

Payment Technology Services and Software Solutions Overview

We provide payment technology and software solutions to customers globally. Our payment solutions are similar around the world in that we enable our customers to accept card, electronic, check and digital-based payments. Our comprehensive offerings include, but are not limited to, authorization services, settlement and funding services, customer support and help-desk functions, chargeback resolution, terminal rental, sales and deployment, payment security services, consolidated billing and statements and on-line reporting.

In addition, we offer a wide array of enterprise software solutions that streamline business operations to customers in numerous vertical markets. We also provide a variety of value-added services, including analytic and engagement tools, payroll services and reporting that assist our customers with driving demand and operating their businesses more efficiently.

Our value proposition is to provide distinctive high-quality, responsive and secure services to all of our customers. We distribute our services through multiple channels and target customers in many vertical markets in 30 countries located throughout North America, Europe, the Asia-Pacific region and in Brazil. The majority of revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the card type or the market. We also earn software licensing and subscription fees and other fees based on specific value-added services that may be unrelated to the number or value of transactions.

Direct Distribution

Our primary business model is to actively market and provide our payment services, enterprise software solutions and other value-added services directly to our customers through a variety of distribution channels. We offer high touch services that provide our customers with reliable and secure solutions coupled with high quality and responsive support services. Through our direct sales force worldwide, as well as bank partnerships, we offer our payment technology services, software and other value-added solutions directly to customers in the markets we serve. See "Business Segments" below for a description of our direct sales forces located around the world.

Many of our payment solutions are technology-enabled in that they incorporate or are incorporated into innovative, technology-driven solutions, including enterprise software solutions, designed to enable merchants to better manage their businesses. Our primary technology-enabled solutions include integrated and vertical markets, ecommerce and omnichannel and gaming solutions, each as described below.

Integrated and Vertical Markets. Our integrated and vertical market solutions provide advanced payments technology that is deeply integrated into business enterprise software solutions either owned by us or by our partners. We grow our business when new merchants implement our enterprise software solutions and when new or existing merchants enable payments services through enterprise software solutions sold by us or by our partners. We distribute our integrated payment solutions primarily through the following businesses:

•
OpenEdge. Through OpenEdge, we offer integrated payment solutions through more than 2,000 technology partners across over 60 different verticals primarily in North America. OpenEdge enables third-party application developers to incorporate payment innovations into their enterprise business solutions.

•
Ezidebit. Through Ezi Holdings Pty Ltd ("Ezidebit"), we offer integrated payment solutions in the Asia-Pacific region. Ezidebit focuses on recurring payments verticals and, similar to OpenEdge, markets its services through a network of integrated software vendors and direct channels to numerous vertical markets.

•	ACTIVE Network. Through ACTIVE Network, we deliver cloud-based enterprise software, including payment technology solutions, to event organizers in the communities and health and fitness markets.

•
Education Solutions. We offer integrated payment solutions specifically designed for all levels of educational institutions. At the university level, we offer integrated commerce solutions, payment services, higher education loan services and open- and closed-loop payment solutions. For kindergarten through 12th grade, we provide ecommerce and in-person payments, cafeteria POS solutions and back-office management software, hardware, technical support and training.

•
Point-of-Sale Solutions. We offer leading-edge POS software solutions, integrated with our payment services and other adjacent business service applications, which may be on-premise or cloud-based, targeted primarily at the hospitality and retail verticals.

Ecommerce and Omnichannel. We offer ecommerce and omnichannel solutions to our customers that seamlessly blend payment gateway services, retail payment acceptance infrastructure and payment technology service capabilities to allow merchants to accept various payment methods through any channel across our geographical footprint. We sell ecommerce and omnichannel solutions to customers of all sizes, from small businesses accepting payments in a single country, to enterprise and multinational businesses that have complex payment needs and operate retail and online businesses in multiple countries.

Gaming. We offer a comprehensive suite of cash access solutions to the gaming market in North America. These solutions include credit and debit card cash advance, traditional and electronic check processing and other services specific to this market. Our services allow casino patrons in North America fast access to cash with high limits to enable gaming establishments to increase the flow of money to their gaming floors and reduce risk.

Wholesale Distribution

Although our primary business model is to build high quality direct relationships with merchants, we also provide our services through a wholesale distribution channel where we do not maintain the face-to-face relationship with the merchant. Through our wholesale channel, we provide payment services to merchants through independent sales organizations ("ISOs"). The ISOs act as third-party sales groups selling our payment technology services directly to end-user merchant customers.

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

How a Card Transaction Works

A typical payment transaction begins when a cardholder presents a card for payment at a merchant location where the card information is captured by a POS terminal card reader or mobile device card reader, which may be sold or leased to the merchant and serviced by us. Alternatively, card and transaction information may be captured and transmitted to our network through a POS device or ecommerce portal by one of a number of services that we offer directly or through a value-added reseller. The card reader electronically records sales draft information, such as the card identification number, transaction date and transaction amount.

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

As an illustration, shown below, on a $100.00 card transaction, the card issuer may fund the Member, our sponsor, (indirectly through the card network) $98.50 after retaining approximately $1.50 referred to as an interchange fee. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder's monthly credit card statement. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require us to advance the Member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction amount, or merchant discount, to cover the full amount of the interchange fee and our fee from the transaction. If our discount rate for the merchant in the above example was 2.00%, we would bill the merchant $2.00 after the end of the month for the transaction, reimburse ourselves for $1.50 in interchange fees and retain $0.50 as our fees for the transaction. Under some arrangements, we remit the net amount of $98.50 to the merchant, rather than funding the full $100.00 and subsequently billing the merchant at the end of the month. Discount rates vary based on negotiations with merchants and the economic characteristics of transactions. Interchange rates also vary based on the economic characteristics of individual transactions. Accordingly, our fee per transaction varies across our merchant base and is subject to change based on changes in discount rates and interchange rates. Our profit on the transaction reflects the fee received less operating expenses, including payment network fees, systems cost to process the transaction and commissions paid to our sales force or ISO. Payment network fees are charged by the card brands based on the value of transactions processed through their networks.

Illustrative Card Transaction Flow

globalpayments
Acquirer
Authorization and Transaction Data
Authorization and Transaction Data
Card Issuer
Card Network
$98.50
Funding Instructions
$1.50
Transaction Data
$2.00
Monthly Statement
$100.00
Bill
$98.50
Member/ Settlement Bank
$100.00
Merchant
Cardholder
Goods and Services
Present Card

Business Segments

We operate in three reportable segments: North America, Europe and Asia-Pacific. See "Note 15—Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segments, including revenues, operating income and depreciation and amortization by segment as well as financial information about geographic areas in which we operate. Our foreign operations subject us to various risks, including, without limitation, currency exchange risks and political, economic and regulatory risks. See "Item 1A - Risk Factors" for additional information about these risks.

North America

Approximately 73.7% of our revenues for the year ended December 31, 2017 were derived from our operations in North America, which include the United States and Canada.

Our primary mode of distribution in North America is our direct distribution channels, including an extensive direct sales force selling our services and solutions across numerous vertical markets, including, but not limited too, education, restaurant, event management, hospitality, retail, healthcare, convenience stores and petroleum, professional services, automotive and lodging.

In addition, our technology-enabled solutions represented a substantial component of our revenues in North America for the year ended December 31, 2017. Our technology-enabled distribution in North America primarily includes integrated and vertical market solutions as well as our gaming solutions business.

We also generate a portion of our revenues in North America from our wholesale distribution channel, primarily ISOs acting as third-party selling groups.

Europe

Approximately 19.3% of our revenues for the year ended December 31, 2017 were derived from our operations in Europe, which includes the United Kingdom, the Republic of Ireland, Spain, the Republic of Malta, the Czech Republic, Hungary, Slovakia, Romania and the Russian Federation. We have direct sales forces in these markets through which we sell our services while also leveraging our bank referral relationships. Our ecommerce and omnichannel solutions represent a growing percentage of the services we sell in Europe.

Asia-Pacific

Approximately 7.0% of our revenues for the year ended December 31, 2017 were derived from our operations in the Asia-Pacific region, which includes the following countries and territories: Australia, China, Hong Kong, India, Macau, Malaysia, Maldives, New Zealand, the Philippines, Singapore, Sri Lanka and Taiwan. Our direct sales force in the Asia-Pacific region accounts for substantially all of the services we sell in the region.

Technology-enabled solutions represent a substantial and growing portion of our operations in the Asia-Pacific region, driven by Ezidebit in Australia. Our acquisition of eWay Limited in April 2016 has allowed us to further expand our ecommerce and omnichannel solutions offerings in this region.

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

Competition

We are a leading provider of payments technology services in North America, where we compete primarily with Bank of America Merchant Services, LLC (a joint venture between First Data Corporation and Bank of America Corporation), Chase Paymentech Solutions, LLC, Elavon, Inc., a subsidiary of U.S. Bancorp, First Data Corporation, Total System Services, Inc., Wells Fargo Bank, N.A and Worldpay, Inc. While these are our primary competitors, some of our vertically focused business in the United States compete with other organizations.

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

Competitors in Europe include Barclays Bank PLC, Spanish banking institutions and WorldPay, Inc. Financial institutions that offer merchant acquiring services are our primary competitors in Asia-Pacific.

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

We believe that the number of electronic payment transactions will continue to grow and that an increasing percentage of these will be facilitated through emerging technologies.  As a result, we expect an increasing portion of our future capital investment will be allocated to support the development of new and emerging technologies; however, we do not expect our aggregate capital spending to increase materially from our current level of spending as a result of this.

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

Our key objectives include the following:

•	Grow and control our direct distribution by adding new channels and partners, including expanding our ownership of additional enterprise software solutions in select vertical markets;

•	Deliver innovative services by developing value-added applications, enhancing existing services and developing new systems and services to blend technology with customer needs;

•	Leverage technology and operational advantages throughout our global footprint;

•	Continue to develop seamless multinational solutions for leading global customers;

•	Provide customer service at levels that exceed our competition, while investing in technology, training and enhancements to our service offerings; and

•
Pursue potential domestic and international acquisitions of, investments in and alliances with companies that have high growth potential, significant market presence, sustainable distribution platforms and/or key technological capabilities.

Competitive Strengths

We believe that our competitive strengths include the following:

•
Global Footprint and Distribution - Our worldwide presence allows us to focus our investments on markets with promising gross domestic product fundamentals and favorable secular trends, makes us more attractive to merchants with international operations and exposes us to emerging innovations that we can adopt globally, while diversifying our economic risk.

•
Technology Solutions - We provide innovative technology-based solutions, including enterprise software solutions, that enable our customers to operate their business more efficiently and simplify the payments process, regardless of the channel through which the transaction occurs. We believe our robust technology solutions will continue to differentiate us in the marketplace and will position us for continued growth.

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

Employees and Labor

As of December 31, 2017, we had approximately 10,000 employees, many of whom are highly skilled in technical areas specific to payment technology services.

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

Payment Network Rules

We are subject to the rules of American Express, Discover, Interac, MasterCard, UPI and Visa and other payment networks. In order to provide our services, several of our subsidiaries are either registered as service providers for member institutions with MasterCard, Visa and other networks or are direct members of MasterCard, Visa and other networks. Accordingly, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions.

Banking Laws and Regulations

The FFIEC is an interagency body comprised of federal bank and credit union regulators such as the Federal Reserve Board, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency and the Bureau of Consumer Financial Protection. The FFIEC examines large data processors in order to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry. In addition, we are subject to the Payment Services Directive, which was implemented in most European Union member states through national legislation. As a result of this legislation, we are subject to regulation and oversight in certain European Union member nations, including the requirement that we maintain specified regulatory capital; however, these regulatory capital requirements are generally insignificant to our total assets and total equity and have no material effect on our liquidity.

Privacy and Information Security Laws

We provide services that may be subject to various state, federal and foreign privacy laws and regulations. These laws and regulations include the federal Gramm-Leach-Bliley Act of 1999, which applies to a broad range of financial institutions and to companies that provide services to financial institutions in the United States, including our gaming business. We are also subject to a variety of foreign data protection and privacy laws, including, without limitation, Directive 95/46/EC, as implemented in each member state of the European Union and its successor, the General Data Protection Regulation, which becomes effective in May 2018.  Among other things, these foreign and domestic laws, and their implementing regulations, in certain cases restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information.  These laws also impose requirements for safeguarding and removal or elimination of personal information.

Anti-Money Laundering and Counter Terrorist Requirements

In many countries, we are legally or contractually required to comply with anti-money laundering laws and regulations, such as, in the United States, the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the "BSA"), and the BSA implementing regulations of the Financial Crimes Enforcement Network ("FinCEN"), a bureau of the U.S. Department of the Treasury. A variety of similar anti-money laundering requirements apply in other countries. In some countries, we are directly subject to these requirements; in other countries, we have contractually agreed to assist our sponsor banks with their obligation to comply with anti-money laundering requirements that apply to them. These laws typically require organizations to:

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

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual reports on Form 10-K, our transition report on Form 10-K for the 2016 fiscal transition period, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed from the investor relations section of our website at www.globalpaymentsinc.com free of charge. Certain materials relating to our corporate governance, including our codes of ethics applicable to our directors, senior financial officers and other employees, are also available in the investor relations section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing us using the address on the cover of this Annual Report on Form 10-K. You may also telephone our investor relations office directly at (770) 829-8478. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

Risks Related to Our Business and Operations

Our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks could affect our reputation among our customers and cardholders, adversely affect our continued card network registration or membership and financial institution sponsorship, and may expose us to penalties, fines, liabilities and legal claims.

In order to provide our services, we process and store sensitive business information and personal information about our merchants, merchants’ customers, merchants’ employees, ISOs, vendors, partners and other parties. This information may include credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by our third-party service providers to whom we outsource certain functions and other agents (which we refer to collectively as our "associated third parties") as well as merchants and ISOs. We have responsibility to the card networks, their member financial institutions, and in some instances, our merchants, ISOs and/or individuals, for our failure or the failure of our associated third parties to protect this information.

We are a regular target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of our associated third parties. Such access could lead to the compromise of sensitive, business, personal or confidential information. As a result, we follow a defense-in-depth model for cybersecurity, meaning we proactively seek to employ multiple methods at different layers to defend our systems against intrusion and attack and to protect the data we collect. However, we cannot be certain that these measures will be successful and will be sufficient to counter all current and emerging technology threats.

Our computer systems and/or our associated third parties’ computer systems could be subject to penetration, and our data protection measures may not prevent unauthorized access. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are often difficult to detect. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent downtime, unauthorized access or use of sensitive data. While we maintain first- and third-party insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Further, while we select our associated third parties carefully, we do not control their actions. Any problems experienced by these third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyberattacks and security breaches, could adversely affect our ability to service our merchant customers or otherwise conduct our business.

We also could be subject to liability for claims relating to misuse of personal information in violation of contractual obligations or data privacy laws. Regulatory authorities around the world are considering or have enacted a number of legislative and regulatory proposals concerning data protection and use, and the interpretation and application of consumer and data protection laws in the United States, Europe, the Asia-Pacific region and elsewhere is increasingly uncertain. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices or operations model, which could result in potential liability for fines, damages or a need to incur substantial costs to modify our operations. In addition, we cannot provide assurance that the contractual requirements related to use, security and privacy that we impose on our associated third parties who have access to this data will be followed or will be adequate to prevent the misuse of this data. Any misuse or compromise of personal information or failure to adequately enforce these contractual requirements could result in liability, protracted and costly litigation and, with respect to misuse of personal information of our merchants and consumers, lost revenue and reputational harm.

Any type of security breach, attack or misuse of data described above or otherwise, whether experienced by us or an associated third party, could harm our reputation and deter existing and prospective customers from using our services or from making electronic payments generally, increase our operating expenses in order to contain and remediate the incident, expose us to unanticipated or uninsured liability, disrupt our operations (including potential service interruptions), distract our management, increase our risk of litigation or regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by the card networks, and adversely affect our continued card network registration or membership and financial institution sponsorship. Our removal from networks' lists of Payment Card Industry Data Security Standard compliant service providers could mean that existing merchant customers, sales partners or other third parties may cease using or referring our services. Also, prospective merchant customers, sales partners or other third parties may choose to terminate negotiations with us, or delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks.

The payment processing industry is highly competitive, and some of our competitors are larger and have greater financial and operational resources than we do, which may give them an advantage with respect to the pricing of services offered to customers and the ability to develop new technologies.

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

In order to provide our Visa and MasterCard transaction processing services, we must be either a direct member or be registered as a merchant processor or service provider of Visa and MasterCard, respectively. Registration as a merchant processor or service provider is dependent upon our being sponsored by Members of each organization in certain jurisdictions. If our sponsor financial institution in any market should stop providing sponsorship for us, we would need to find another financial institution to provide those services or we would need to attain direct membership with the card networks, either of which could prove to be difficult and expensive. If we are unable to find a replacement financial institution to provide sponsorship or attain direct membership, we may no longer be able to provide processing services to affected customers and potential customers in that market, which would negatively affect our revenues, earnings and cash flows. Furthermore, some agreements with our financial institution sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our sponsors' discretionary actions under these agreements could have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with direct membership, the rules and regulations of various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would limit our use of capital for other purposes.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services, we must find other financial institutions to provide those services. If we are unable to find a replacement financial institution we may no longer be able to provide processing services to certain customers, which could negatively affect our revenues, earnings and cash flows.

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

Our services are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in our software services and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation and exposure to liability claims.

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

There may be a decline in the use of cards and other electronic payments as a payment mechanism for consumers or adverse developments with respect to the card industry in general.

If consumers do not continue to use credit or debit cards or other electronic payment methods as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, checks, credit cards, and debit cards, which is adverse to us, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. In each case, our business, financial condition, results of operations and cash flows may be adversely affected. We believe future growth in the use of credit and debit cards and other electronic payments will be driven by the cost, ease-of-use, and quality of services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process, including credit and debit cards.

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

Increases in card network fees may result in the loss of customers and/or a reduction in our earnings.

From time-to-time, the card networks, including Visa and MasterCard, increase the fees that they charge processors. We could attempt to pass these increases along to our merchant customers, but this strategy might result in the loss of customers to our competitors who may not pass along the increases, thereby reducing our revenues and earnings. If competitive practices prevent us from passing along the higher fees to our merchant customers in the future, we may have to absorb all or a portion of such increases, thereby increase our operating costs and reducing our earnings.

Any new implementation of or changes made to laws, regulations, card network rules or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable effect on our financial results and our cash flows.

Our business is affected by laws and regulations and examinations that affect us and our industry in the countries in which we operate. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations or guidelines may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, or may cause customers or potential customers to be reluctant to do business with us, any of which could have an adverse effect on our financial condition. For example, we are subject to the card network rules of Visa, MasterCard and other card networks, Interac, and various debit networks; applicable privacy and information security regulations in the regions where we operate and of the card networks; the Payment Services Directive in Europe; The Code of Conduct for the Credit and Debit Card Industry in Canada (issued by Canada's Department of Finance); the Housing Assistance Tax Act of 2008 in the United States, which requires information returns to be made for each calendar year by merchant acquiring entities; and a myriad of U.S. federal and state consumer protection laws and state escheat regulations. We are also subject to examination by the FFIEC as a result of our provision of data processing services to financial institutions. Additionally, we manage a membership discount program that is billed to customers annually on a recurring basis. Change in regulation of this type of billing could negatively affect our revenue.

Interchange fees (which are retained by the card issuer in connection with transactions) are subject to intense legal, regulatory and legislative scrutiny worldwide. For instance, the Dodd-Frank Act, which was signed into law in July 2010, significantly changed the U.S. financial regulatory system. Changes affecting the payment processing industry include restricting amounts of debit card fees that certain issuing institutions can charge merchants and allowing merchants to set minimum amounts for the acceptance of credit cards and to offer discounts for different payment methods. These types of restrictions could negatively affect the number of debit transactions, which would adversely affect our business. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the "CFPB"), which has assumed responsibility for enforcing federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any nonbank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve") on the ground that it is "systemically important "to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business, which increases our risk profile and may have an adverse effect on our business, financial condition, results of operations and cash flows.

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

We are also subject to a variety of foreign and domestic laws, and their implementing regulations, including, without limitation, Directive 95/46/EC, as implemented in each member state of the European Union and its successor, the General Data Protection Regulation, which becomes effective in May 2018, that govern the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. Compliance with these laws and regulations can be costly and time consuming, adding a layer of complexity to business practices and innovation.  As with other regulatory schemes, our failure to comply could result in public or private enforcement action and accompanying litigation costs, losses, fines and penalties.

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

A substantial portion of our indebtedness bears interest at a variable rate, and we may incur additional variable-rate indebtedness in the future. Increases in interest rates will reduce our operating cash flows and could hinder our ability to fund our operations, capital expenditures, acquisitions, share repurchases or dividends. We are also subject to risks related to the changes in currency exchange rates as a result of our investments in foreign operations and from revenues generated in currencies other than the U.S. dollar. Revenues and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in currency exchange rates. Volatility in currency exchange rates has affected and may continue to affect our financial results.

In certain of the jurisdictions in which we operate, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our foreign currencies into U.S. dollars or limit our ability to freely move currency in or out of particular jurisdictions. The occurrence of any of these factors could decrease the value of revenues we receive from our international operations and have a material adverse effect on our business.

We may seek to reduce our exposure to fluctuations in interest rates or currency exchange rates through the use of hedging arrangements. To the extent that we hedge our interest rate or currency exchange rate exposures, we forgo the benefits we would otherwise experience if interest rates or currency exchange rates were to change in our favor. Developing an effective strategy for dealing with movements in interest rates and currency exchange rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, a counterparty to the arrangement could default on its obligation, thereby exposing us to credit risk. We may have to repay certain costs, such as transaction fees or breakage costs, if we terminate these arrangements. Finally, our interest rate and currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.

We conduct a portion of our business in various foreign countries where the risk of continued political, economic and regulatory change that could affect our operating results is greater than in the United States.

We expect to continue to expand our operations in North America, Europe and the Asia-Pacific region. Some of the countries in which we operate, such as the Russian Federation and the United Kingdom, have undergone significant political, economic and social change in recent years, and the risk of new, unforeseen changes in these countries remains greater than in the United States. Our business, growth, financial condition or results of operations could be materially adversely affected by instability or changes in a country’s or region’s economic conditions; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the European Union or the United States, Canada or other governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities, such as sanctions by or against the Russian Federation.

In addition, maintenance of certain types of data by electronic means and telecommunications is subject to specific regulation in many countries. Changes in these regulations, such as taxation or limitations on transfers of data between countries or the type of permission that must be obtained in conjunction with the use of such data, could have a material adverse effect on our business, growth, financial condition, results of operations or cash flows.

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit," and on March 29, 2017, notified the European Union that it intended to exit as provided in Article 50 of the Treaty on European Union. The terms of the withdrawal are subject to a negotiation period that could last at least two years from the withdrawal notification date. Nevertheless, the referendum has caused, and may continue to cause, volatility in global stock markets and currency exchange rate fluctuations, resulting in a decline in the value of the British pound relative to the U.S. dollar. In addition, Brexit could lead to increased regulatory complexities, including without limitation regulation relating to data security, privacy, and taxation. These changes may adversely affect our operations, financial results and cash flows.

The integration and conversion of our acquired operations or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies of operating these businesses as one are not achieved, a loss of strategic opportunities if management is distracted by the integration process, and a loss of customers if our service levels drop during or following the integration process.

The acquisition, integration, and conversion of businesses (such as the acquisition of ACTIVE Network) involve a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, services, technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions often involve additional or increased risks including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of those new markets; and general economic and political conditions.

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

In our rapidly developing legal framework, we rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop software or technology that competes with ours. Our competitors may independently develop similar technology, duplicate our services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive and could cause a diversion of resources and may not prove to be successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.

We may also be subject to costly litigation in the event our services and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that would be infringed by our services or technology. Any of these third parties could make a claim of infringement against us with respect to our services or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could limit our ability to use the intellectual property subject to these claims and require us to design around a third party’s patent, which may not be possible, or to license alternative technology from another party, which may be costly. In addition, litigation is often time consuming and expensive to defend and could result in the diversion of the time and attention of our management and employees.

New or revised tax regulations, unfavorable resolution of tax contingencies or changes to enacted tax rates could adversely affect our tax expense.

Changes in tax laws or their interpretations could result in changes to enacted tax rates and may require complex computations to be performed that were not previously required, significant judgments to be made in interpretation of the new or revised tax regulations and significant estimates in calculations, as well as the preparation and analysis of information not previously relevant or regularly produced. Future changes in enacted tax rates could negatively affect our results of operations.

As a result of the recently enacted U.S. Tax Cuts and Jobs Act of 2017 (the "2017 U.S. Tax Act"), we remeasured our U.S. deferred tax assets and liabilities based on the rates at which they are now expected to reverse due to the change in the U.S. federal income tax rate. We also recorded a "transition tax" payable on our previously deferred foreign earnings as a result of a new one-time tax established by the 2017 U.S. Tax Act. To address the application of U.S. generally accepted accounting principles ("GAAP") in situations in which a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting under the 2017 U.S. Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") that provides for the reporting of provisional amounts that may change during a measurement period and the deferral of recognition of any amounts in other instances until a reasonable estimate can be made. The U.S. Treasury Department, the U.S. Internal Revenue Service and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 U.S. Tax Act will be applied or otherwise administered that is different from our interpretation. Changes in the provisional amounts that we recorded could negatively affect our results of operations.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively affecting our results of operations and cash flows. We have recognized estimated liabilities on the balance sheet for material known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. These liabilities reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While we believe that the liabilities are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial amount no more than any related liability. An unfavorable resolution, therefore, could negatively affect our financial position, results of operations and cash flows in the current and/or future periods.

We may become subject to additional U.S., state or foreign taxes that cannot be passed through to our customers, in which case our earnings could be adversely affected.

We are or may be subject in various jurisdictions to certain taxes that are not derived based on earnings (e.g. sales, gross receipts, property, value-added and other business taxes). Application of these taxes is an emerging issue in our industry and the taxing authorities have not yet all adopted uniform regulations on certain of these topics. If we are required to pay such taxes and are not able to pass the tax cost through to our customers, our earnings and cash flows would be negatively affected.

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

Our substantial indebtedness could adversely affect us and decrease our business flexibility.

We have a significant amount of indebtedness. As of December 31, 2017, the outstanding balance under our Credit Facility was $4.7 billion. Our increased level of debt and the covenants to which we have agreed in connection with this and other financing transactions could, among other things, (i) require us to dedicate a larger portion of our cash flow from operations to servicing and repayment of the debt, (ii) reduce funds available for strategic initiatives and opportunities, working capital, capital investment and other general corporate needs and (iii) limit our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business our industry and economic conditions.

The Company's debt agreements contain restrictions that may limit our flexibility in operating our business and our ability to return capital to our shareholders.

Our Credit Facility contains various covenants that limit our ability and the ability of our subsidiaries to engage in specified types of transactions. These covenants limit our ability in certain circumstances to, among other things:

•	incur additional indebtedness;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain lines of business;

•	enter into certain transactions with affiliates;

•	pay dividends and repurchase shares of our common stock.

Our Credit Facility also contains customary financial covenants based on our leverage ratio and our fixed charge coverage ratio.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the Revolving Credit Facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding under our Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under certain of our other indebtedness. If we are unable to repay those amounts, the lenders under our Credit Facility could accelerate the repayment of borrowings, and we may not have sufficient assets to repay our Credit Facility as well as our other indebtedness.

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

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a portion of these assets could negatively affect our business, financial condition and results of operations.

As a result of our acquisitions, a significant portion of our total assets are intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 61% of the total assets on our balance sheet as of December 31, 2017. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would negatively affect our earnings. An impairment of a portion of our goodwill or intangible assets could have a material adverse effect on our business, financial condition and results of operations.

We may not be able or permitted to, or we may decide not to, pay dividends or repurchase shares at a level anticipated by shareholders of our common stock, which could reduce shareholder returns.

The extent to which we pay dividends on our common stock and repurchase our common stock in the future is at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, compliance with debt covenants and such other factors as our board of directors deems relevant. Our Credit Facility may prohibit us from (i) repurchasing more than $250 million of our common stock in any fiscal year and (ii) paying quarterly dividends in excess of $0.01 per share. No assurance can be given that we will be able to or will choose to pay any dividends or repurchase any shares in the foreseeable future.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor and manage our risks. If our policies and procedures are not fully effective or if we are not always successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

While we continue to dedicate resources and management time to ensuring that we have effective internal control over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market's perception of our business and on our stock price.

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

ITEM 2 - PROPERTIES

Our principal facilities in North America are located in Atlanta, Georgia; Dallas, Texas; Jeffersonville, Indiana; Las Vegas, Nevada; Lindon, Utah; and Toronto, Canada. Our principal facilities in Europe are located in Barcelona, Spain; Dublin, Ireland; Leicester, England; London, England; Moscow, Russia; and Prague, Czech Republic. Our principal facilities in the Asia-Pacific region are located in Brisbane, Australia; Hong Kong Special Administrative Region, China; and Manila, Philippines. At December 31, 2017, we owned four international facilities and leased 51 domestic properties and 96 international properties, which we use for operational, sales and administrative purposes. We believe that all of our facilities and equipment will be suitable and adequate for our business as presently conducted.

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

Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol "GPN." The following table provides the intraday high and low prices of our common stock and dividends paid per share for each of the quarters during the year ended December 31, 2017, the 2016 fiscal transition period and the year ended May 31, 2016. We expect to continue to pay our shareholders a dividend, on a quarterly basis, in an amount comparable to the dividends indicated in the table. However, any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements, compliance with debt covenants and such other factors as the board of directors deems relevant. Further, our Credit Facility may prohibit us from paying quarterly dividends in excess of $0.01 per share.

As of February 16, 2018, there were 2,384 shareholders of record.

	High	Low	Dividend Per Share
Year Ended December 31, 2017:
First Quarter (January 2017 - March 2017)	$81.63	$69.04	$0.01
Second Quarter (April 2017 - June 2017)	93.52	76.47	0.01
Third Quarter (July 2017 - September 2017)	98.14	87.86	0.01
Fourth Quarter (October 2017 - December 2017)	104.90	95.01	0.01

2016 Fiscal Transition Period:
First Quarter (June 2016 - August 2016)	$79.93	$67.04	$0.01
Second Quarter (September 2016 - November 2016)	79.24	64.63	0.01
June 1, 2016 through December 31, 2016	79.93	64.63	0.02

Year Ended May 31, 2016
First Quarter (June 2015 - August 2015)	$59.29	$50.69	$0.01
Second Quarter (September 2015 - November 2015)	72.91	54.03	0.01
Third Quarter (December 2015 - February 2016)	74.64	51.29	0.01
Fourth Quarter (March 2016 - May 2016)	78.30	58.11	0.01

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report.

Stock Performance Graph

The following graph compares our cumulative shareholder returns with the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Index for the year ended December 31, 2017, the 2016 fiscal transition period, and the years ended May 31, 2016, 2015, 2014 and 2013. The line graph assumes the investment of $100 in our common stock, the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index on May 31, 2012 and assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Global Payments Inc., the S&P 500 Index
and the S&P Information Technology Index
*$100 invested on May 31, 2012 in stock or index, including reinvestment of dividends.
Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

	Global Payments	S&P 500 Index	S&P Information Technology Index
May 31, 2012	$100.00	$100.00	$100.00
May 31, 2013	113.10	127.28	115.12
May 31, 2014	161.90	153.30	142.63
May 31, 2015	246.72	171.40	169.46
May 31, 2016	367.50	174.34	174.75
December 31, 2016	328.42	188.47	194.08
December 31, 2017	474.52	229.61	269.45

Issuer Purchases of Equity Securities

Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. As of December 31, 2017, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $264.9 million remaining available under the board's authorization announced on January 5, 2017. On February 6, 2018, the board increased its authorization to repurchase shares of our common stock to $600 million. The authorizations by the board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of the board's authorizations or otherwise to complete any repurchases by any specific time or at all.

We repurchased and retired 376,309 shares of our common stock at a cost of $34.8 million including commissions, or an average price of $92.51 per share, during the year ended December 31, 2017, as previously authorized; however, we did not repurchase any shares of our common stock during the quarter ended December 31, 2017.

During the quarter ended December 31, 2017, pursuant to our employee incentive plans, we withheld 81,889 shares at an average price of $96.82 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

ITEM 6 - SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with (i) "Item 7 ‑ Management's Discussion and Analysis of Financial Condition and Results of Operations," (ii) "Item 8 ‑ Financial Statements and Supplementary Data" and (iii) the historical consolidated financial statements of Global Payments and the related notes presented in this Annual Report on Form 10-K. The income statement data for the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The income statement data for the year ended May 31, 2014 and the balance sheet data as of May 31, 2016 and 2015 were derived from consolidated financial statements included in our Transition Report on Form 10-K for the fiscal transition period ended December 31, 2016. The income statement data for the year ended May 31, 2013 and the balance sheet data as of May 31, 2014 were derived from audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2015. The balance sheet data as of May 31, 2013 were derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2014.

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015	2014	2013

	(in thousands, except per share data)
Income statement data:
Revenues	$3,975,163	$2,202,896	$2,898,150	$2,773,718	$2,554,236	$2,375,923
Operating income	558,868	237,951	424,944	456,597	405,499	357,213
Net income	494,070	137,683	290,217	309,115	269,952	238,713
Net income attributable to Global Payments	468,425	124,931	271,666	278,040	245,286	216,125

Per share data:
Basic earnings per share	$3.03	$0.81	$2.05	$2.07	$1.70	$1.39
Diluted earnings per share	3.01	0.81	2.04	2.06	1.69	1.38
Dividends per share	0.04	0.02	0.04	0.04	0.04	0.04

Balance sheet data (at period end):
Total assets	$12,998,069	$10,664,350	$10,509,952	$5,779,301	$4,002,527	$3,114,025
Settlement lines of credit	635,166	392,072	378,436	592,629	440,128	187,461
Long-term debt	4,659,716	4,438,612	4,515,286	1,740,067	1,390,507	960,749
Total equity	3,965,231	2,779,342	2,877,404	863,553	1,132,799	1,286,607

The selected financial data in the table above reflect the effects of acquisitions and borrowings to fund certain of those acquisitions. See "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of our acquisitions.

Operating income, net income, net income attributable to Global Payments and basic and diluted earnings per share in the table above reflect:

(a) acquisition and integration expenses were $94.6 million for the year ended December 31, 2017, $91.6 million for the 2016 fiscal transition period and $51.3 million for the year ended May 31, 2016; and,

(b) a credit of $7.0 million during the year ended May 31, 2014 and a charge of $36.8 million for the year ended May 31, 2013 related to a processing system intrusion that occurred in the year ended May 31, 2012.

Net income, net income attributable to Global Payments and basic and diluted earnings per share in the table above reflect:

(a) a provisional net income tax benefit of $158.7 million recorded in connection with the 2017 U.S. Tax Act. See "Note 9—Income Tax" in the notes to the accompanying consolidated financial statements for further discussion; and,

(b) a gain of $41.2 million recorded in connection with the sale of our membership interests in Visa Europe Limited ("Visa Europe") for the seven months ended December 31, 2016.

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

General

We are a leading worldwide provider of payment technology services and software solutions delivering innovative services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels to customers in 30 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

We were incorporated in Georgia as Global Payments Inc. in 2000 and spun-off from our former parent company in 2001. Including our time as part of our former parent company, we have been in the payment technology services business since 1967. Since our spin-off, we have grown our annual revenues from $353 million for the year ended May 31, 2001 to $4.0 billion for the year ended December 31, 2017, through internal expansion of existing operations and through acquisitions.

We provide payment technology and software solutions to customers globally. Our payment solutions are similar around the world in that we enable our customers to accept card, electronic, check and digital-based payments. Our comprehensive offerings include terminal sales and deployment, authorization processing, settlement and funding processing, customer support and help-desk functions, chargeback resolution, industry compliance, payment security services, consolidated billing and statements and on-line reporting.

In addition, we offer a wide array of enterprise software solutions that streamline business operations to customers in numerous vertical markets. We also provide a variety of value-added services, including analytic and engagement tools, payroll services and reporting that assist our customers with driving demand and operating their businesses more efficiently.

The majority of our revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the card type or the vertical. We also earn software licensing and subscription fees and other fees based on specific value-added services that may be unrelated to the number or value of transactions.

Our primary business model is to actively market and provide our payment services, enterprise software solutions and other value-added services directly to our customers through a variety of distribution channels. We offer high touch services that provide our customers with reliable and secure solutions coupled with high quality and responsive support services. Through our direct sales force worldwide, as well as bank partnerships, we offer our payment technology services, software and other value-added solutions directly to customers in the markets we serve. In addition, we also provide certain of our services through a wholesale distribution channel where we do not maintain the face-to-face relationship with the customer.

We seek to leverage the continued shift to electronic payments by expanding market share in our existing markets through our distribution channels or through acquisitions in North America, Europe and the Asia-Pacific region and investing in and leveraging technology and people, thereby maximizing shareholder value. We also seek to enter new markets through acquisitions in Europe, the Asia-Pacific region and the Latin America region.

Our business has not had pronounced seasonality in which more than 30% of our revenues occurred in one fiscal quarter. However, each geographic channel has somewhat higher and lower quarters given the nature of the merchant portfolio.

In 2016, we changed our fiscal year end from May 31 to December 31. As a result, the period consisting of the seven months ended December 31, 2016 is considered the "2016 fiscal transition period." When our financial results for the year ended December 31, 2017 and the 2016 fiscal transition period are compared to our financial results for the prior-year periods, the results compare the twelve-month period from January 1, 2017 through December 31, 2017 to the twelve-month period from January 1, 2016 through December 31, 2016 and compare the seven-month period from June 1, 2016 through December 31, 2016 to the seven-month period from June 1, 2015 through December 31, 2015. The results for the twelve months ended December 31, 2016 and the seven months ended December 31, 2015 are unaudited.

Executive Overview

We experienced strong business and financial performance around the world during the year ended December 31, 2017. Highlights related to our financial condition and results of operations as of December 31, 2017 and for the year then ended include the following:

•
Consolidated revenues increased by 17.9% to $3,975.2 million for the year ended December 31, 2017 from $3,371.0 million for 2016, reflecting growth in each of our operating segments and additional revenues from acquired businesses.

•
Consolidated operating income was $558.9 million for the year ended December 31, 2017 compared to $356.3 million for 2016. Our operating margin for the year ended December 31, 2017 was 14.1% compared to 10.6% for 2016. The increase in operating income and operating margin was primarily due to the contribution of revenue growth and a decrease in costs associated with acquisition and integration expenses of $47.5 million.

•
Net income attributable to Global Payments was $468.4 million for the year ended December 31, 2017 compared to $201.8 million for 2016, and diluted earnings per share was $3.01 for the year ended December 31, 2017 compared to $1.37 for 2016.

•
On December 22, 2017, the United States enacted the 2017 U.S. Tax Act. As a result, we recorded a provisional net income tax benefit of $158.7 million, which increased diluted earnings per share by $1.02 for the year ended December 31, 2017. The 2017 U.S. Tax Act resulted in numerous changes, including a reduction in the U.S. federal tax rate from 35% to 21% effective January 1, 2018 and the transition of the U.S. federal tax system to a territorial regime. As part of this transition, the 2017 U.S. Tax Act imposed a one-time mandatory "transition" tax on foreign earnings not previously subjected to U.S. income tax, payable over eight years. We expect that the reduction in the U.S. federal income tax rate and the new territorial tax regime will have a favorable effect on our earnings and cash flows in future periods. A territorial tax regime rather than a worldwide system will generally allow companies to repatriate future foreign source earnings without incurring additional U.S. income taxes by providing a 100% exemption for the foreign source portion of dividends from certain foreign subsidiaries.

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

We believe that the number of electronic payment transactions will continue to grow and that an increasing percentage of these will be facilitated through emerging technologies.  As a result, we expect an increasing portion of our future capital investment will be allocated to support the development of new and emerging technologies; however, we do not expect our aggregate capital spending to increase materially from our current level of spending as a result of this.

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

Acquisitions

On September 1, 2017, we acquired ACTIVE Network for total purchase consideration of $1.2 billion, consisting of approximately $600 million in cash and 6.4 million shares of our common stock. ACTIVE Network delivers cloud-based enterprise software, including payment technology solutions, to event organizers in the communities and health and fitness vertical markets. This acquisition aligns with our technology-enabled, software driven strategy and adds an enterprise software business operating in two additional vertical markets that we believe offer attractive growth fundamentals.

On April 22, 2016, we merged with Heartland in a cash-and-stock transaction for total purchase consideration of $3.9 billion. The merger significantly expanded our small and medium-sized enterprise distribution, merchant base and vertical reach in the United States.

On June 1, 2015, we acquired certain assets of Certegy Check Services, Inc., a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"). Under the purchase arrangement, we acquired substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"), including relationships with gaming clients in approximately 260 locations as of the acquisition date, for $237.5 million.

On March 25, 2015, we acquired Pay and Shop Limited, which does business as Realex Payments ("Realex"), for €110.2 million ($118.9 million equivalent as of the acquisition date). Realex is a leading European online payment gateway technology provider based in Dublin, Ireland. This transaction furthered our strategy to provide omnichannel solutions that combine gateway services, payment service provisioning and payment technology services across Europe.

On October 10, 2014, we completed the acquisition of Ezidebit for AUD302.6 million ($266.0 million equivalent as of the acquisition date). Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. Ezidebit markets its services through a network of integrated software vendors and direct channels to numerous vertical markets. We acquired Ezidebit to establish a direct distribution channel in Australia and New Zealand and to further enhance our existing integrated solutions offerings.

See "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of these and other acquisitions.

Visa Europe

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe. On June 21, 2016, Visa acquired all of the membership interests in Visa Europe, including ours, upon which we recorded a gain of $41.2 million included in interest and other income in our consolidated statement of income for the seven months ended December 31, 2016. We received up-front consideration comprised of €33.5 million ($37.7 million equivalent at June 21, 2016) in cash and Series B and C convertible preferred shares whose initial conversion rate equates to Visa common shares valued at $22.9 million as of June 21, 2016. However, the preferred shares were assigned a value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate, and the estimation uncertainty associated with those factors. The fair value of the preferred shares was determined using inputs classified as Level 3 within the fair value hierarchy due to the absence of quoted market prices, lack of liquidity and the fact that inputs used to measure fair value are unobservable and require management’s judgment. The preferred shares will convert into Visa common shares at periodic intervals over a 12-year period. Based on the outcome of potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares we ultimately receive could be as low as zero, and approximately €25.6 million ($28.8 million equivalent at June 21, 2016) of the up-front cash consideration could be refundable. On the third anniversary of the closing of the acquisition by Visa, we are contractually entitled to receive €3.1 million ($3.5 million at June 21, 2016) of deferred consideration (plus compounded interest at a rate of 4.0% per annum).

Results of Operations

Revenues

The majority of our revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on card type or the vertical. We also earn software licensing and subscription fees and other fees based on specific value-added services that may be unrelated to the number or value of transactions. These revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

We provide payment technology services and software solutions to customers and fund settlement either directly, in markets where we have direct membership with the payment networks, or through our relationship with a member financial institution in markets where we are sponsored. Revenues are recognized in the amount of customer billing net of interchange fees. We market our services through a variety of sales channels, including a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value-added resellers, which we generally refer to as "direct distribution." We also sell services through our ISO channel, where the ISO receives a share of the customer profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expenses in the consolidated statements of income.

Operating Expenses

Cost of Service

Cost of service consists primarily of salaries, wages and related expenses paid to operations and technology-related personnel, including those who monitor our transaction processing systems and settlement functions; payment network fees; the cost of transaction processing systems, including third-party services; the cost of network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets and provisions for operating losses.

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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth key selected financial data for the year ended December 31, 2017 and 2016, this data as a percentage of total revenues, and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the year ended December 31, 2017 are derived from the audited consolidated financial statements included in Item 8 - Financial Statements and Supplementary Data. The income statement data for the year ended December 31, 2016 are derived from our unaudited consolidated financial statements for that period.

	Year Ended December 31,		Year Ended December 31,
(dollar amounts in thousands)	2017	% of Revenue(1)	2016	% of Revenue(1)	Change	% Change
Revenues(2):
North America	$2,929,522	73.7%	$2,475,323	73.4%	$454,199	18.3%
Europe	767,524	19.3%	655,477	19.4%	112,047	17.1%
Asia-Pacific	278,117	7.0%	240,176	7.1%	37,941	15.8%
Total revenues	$3,975,163	100.0%	$3,370,976	100.0%	$604,187	17.9%

Consolidated operating expenses(2):
Cost of service	$1,928,037	48.5%	$1,603,532	47.6%	$324,505	20.2%
Selling, general and administrative	1,488,258	37.4%	1,411,096	41.9%	77,162	5.5%
Operating expenses	$3,416,295	85.9%	$3,014,628	89.4%	$401,667	13.3%

Operating income (loss)(2):
North America	$457,009	11.5%	$350,291	10.4%	$106,718	30.5%
Europe	272,769	6.9%	232,882	6.9%	39,887	17.1%
Asia-Pacific	81,273	2.0%	58,709	1.7%	22,564	38.4%
Corporate(3)	(252,183)	(6.3)%	(285,534)	(8.5)%	33,351	(11.7)%
Operating income	$558,868	14.1%	$356,348	10.6%	$202,520	56.8%

Operating margin:
North America	15.6%		14.2%		1.4%
Europe	35.5%		35.5%		—%
Asia-Pacific	29.2%		24.4%		4.8%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, operating expenses, operating income and operating margin reflect the effect of acquired businesses from the respective dates of acquisition. For further discussion, see "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements.

(3) During the years ended December 31, 2017 and 2016, operating loss for Corporate included acquisition and integration expenses of $94.6 million and $142.1 million, respectively, which are included primarily in selling, general and administrative expenses in the consolidated statements of income.

Revenues

For the year ended December 31, 2017, revenues increased by $604.2 million, or 17.9%, compared to the prior year, to $3,975.2 million, reflecting growth in each of our operating segments.

North America Segment. For the year ended December 31, 2017, revenues from our North America segment increased by $454.2 million, or 18.3%, compared to the prior year, to $2,929.5 million primarily due to our merger with Heartland, the results of which were included in our consolidated statement of income for a full year during the year ended December 31, 2017 compared to approximately eight months during the year ended December 31, 2016.

Europe Segment. For the year ended December 31, 2017, revenues from our Europe segment increased by $112.0 million, or 17.1%, compared to the prior year, to $767.5 million primarily due to organic growth.

Asia-Pacific Segment. For the year ended December 31, 2017, revenues from our Asia-Pacific segment increased by $37.9 million, or 15.8%, compared to the prior year, to $278.1 million primarily due to organic growth.

Operating Expenses

Cost of Service. For the year ended December 31, 2017, cost of service increased by $324.5 million, or 20.2%, compared to the prior year, to $1,928.0 million. As a percentage of revenues, cost of service increased to 48.5% for the year ended December 31, 2017 from 47.6% for the prior year. These increases were driven primarily by an increase in the variable costs associated with our revenue growth, including the incremental expenses associated with acquired businesses, as well as additional intangible asset amortization of $78.6 million.

Selling, General and Administrative Expenses. For the year ended December 31, 2017, selling, general and administrative expenses increased by $77.2 million, or 5.5%, compared to the prior year, to $1,488.3 million. The increase in selling, general and administrative expenses was primarily due to additional costs to support the growth of our business, including incremental costs associated with acquired businesses. As a percentage of revenues, selling, general and administrative expenses decreased to 37.4% for the year ended December 31, 2017 from 41.9% for the prior year. The decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to synergies achieved in general and administrative expenses from the merger with Heartland, as well as the decrease in acquisition and integration expenses during the year ended December 31, 2017 of $47.5 million.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 30.5% to $457.0 million for the year ended December 31, 2017 compared to the prior year and operating margin increased by 1.4 percentage points. The increase in operating income was primarily due to revenue growth in our U.S. business, which during the year ended December 31, 2017 was partially offset by additional intangible asset amortization associated with acquired businesses. The increase in operating margin during the year ended December 31, 2017 was primarily due to revenue growth and a decrease in Heartland customer-related intangible asset amortization, which is calculated using an accelerated method.

Europe Segment. Operating income in our Europe segment increased by 17.1% to $272.8 million for the year ended December 31, 2017 compared to the prior year, while operating margin remained equal to the prior year. The increase in operating income was primarily due to revenue growth.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 38.4% to $81.3 million for the year ended December 31, 2017 compared to the prior year and operating margin increased by 4.8 percentage points. The increase in operating income and operating margin was due to revenue growth.

Corporate. Corporate expenses decreased by 11.7% to $252.2 million for the year ended December 31, 2017 compared to the prior year primarily due to a decrease in acquisition and integration expenses.

Other Income/Expense, Net

Interest and other income decreased by $38.1 million for the year ended December 31, 2017 compared to the prior year, which included a gain of $41.2 million in connection with our sale of all of the membership interests in Visa Europe, as previously described above.

Interest and other expense increased by $28.7 million for the year ended December 31, 2017 compared to the prior year. The outstanding borrowings on our long-term debt facilities increased significantly in April 2016 as a result of incremental borrowings we made to fund a portion of the total consideration for our merger with Heartland. Since then, we have made principal repayments that have lowered our average outstanding borrowings, and we have lowered the leverage-based margins we pay on interest rates through refinancing activities that we completed in October 2016 and May 2017. The savings in interest expense that we realized during the second half of 2017 due to these refinancing activities were partially offset by increases in London Interbank Offered Rate ("LIBOR") during the intervening time frame and additional borrowings under our Revolving Credit Facility to complete the acquisition of ACTIVE Network.

Income Tax Benefit (Provision)

We reported an income tax benefit of $101.4 million for the year ended December 31, 2017, reflecting the effect of a provisional net income tax benefit of $158.7 million recorded in connection with the 2017 U.S. Tax Act. Our effective tax rate for the year ended December 31, 2017 was a benefit of 25.8%, which differs from the federal U.S. statutory rate and the effective income tax rate for the year ended December 31, 2016 primarily due to the net tax benefit we recorded in connection with the 2017 U.S. Tax Act. See "Note 9—Income Tax" in the notes to the accompanying consolidated financial statements for more discussion about the effects of the 2017 U.S. Tax Act on our accounting for income taxes for the year ended December 31, 2017.

For the year ended December 31, 2016, we recorded an income tax provision of $36.3 million, which equated to an effective tax rate of 14.1%. The effective income tax rate for the year ended December 31, 2016 included a benefit from eliminating certain net deferred tax liabilities associated with undistributed earnings from Canada, as a result of management's plans at that time to reinvest these earnings outside the United States indefinitely.

Seven Months Ended December 31, 2016 Compared to Seven Months Ended December 31, 2015

The following table sets forth key selected financial data for the seven months ended December 31, 2016 and 2015, this data as a percentage of total revenues, and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the seven months ended December 31, 2016 are derived from the audited consolidated financial statements included in Item 8 - Financial Statements and Supplementary Data. The income statement data for the seven months ended December 31, 2015 are derived from our unaudited consolidated financial statements for that period.

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

(2) Revenues, operating expenses, operating income and operating margin reflect the effect of acquired businesses from the respective dates of acquisition. Notably, on April 22, 2016, we merged with Heartland as further discussed in "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements.

(3) During the seven months ended December 31, 2016, operating loss for Corporate included acquisition and integration costs of $91.6 million, which are included in selling, general and administrative expenses in the consolidated statements of income.

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

Other Income/Expense, Net

Interest and other income for the seven months ended December 31, 2016 increased primarily due to a gain of $41.2 million recorded in connection with the sale of our membership interests in Visa Europe.

Interest and other expense increased by $76.8 million for the seven months ended December 31, 2016 compared to the prior-

year period primarily due to an increase in interest expense incurred resulting from an increase in the outstanding borrowings to fund the merger with Heartland.

Income Tax Provision

Our effective income tax rates were 20.6% and 25.3%, respectively, for the seven months ended December 31, 2016 and 2015. The decrease in our effective income tax rate was primarily due to a higher percentage of income generated in international jurisdictions with lower tax rates (primarily as a result of the merger-related expenses incurred in the United States).

Year Ended May 31, 2016 Compared to Year Ended May 31, 2015

The following table sets forth key selected financial data for the years ended May 31, 2016 and 2015, this data as a percentage of total revenues, and the changes between years in dollars and as a percentage of the prior year amount.

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

(2) Revenues, operating expenses, operating income and operating margin reflect the effect of acquired businesses from the respective dates of acquisition. Notably, on April 22, 2016, we merged with Heartland as further discussed in "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements.

(3) During the year ended May 31, 2016, operating loss for Corporate included costs of $51.3 million incurred in connection with our merger with Heartland. These merger-related costs are included in selling, general and administrative expenses in the consolidated statements of income.

Revenues

For the year ended May 31, 2016, revenues increased by 4.5% to $2,898.2 million compared to the prior year, reflecting growth in each of our operating segments, in spite of the unfavorable effect of fluctuations in foreign currency exchange rates. For the year ended May 31, 2016, currency exchange rate fluctuations reduced our revenues by $117.0 million compared to the prior year, calculated by converting revenues for the year ended May 31, 2016 in local currencies using exchange rates for the year ended May 31, 2015.

North America Segment. For the year ended May 31, 2016, revenues from our North America segment increased by $83.7 million, or 4.3%, compared to the prior year to $2,052.6 million. The increase was due to growth of $124.4 million, primarily in our U.S. business, partially offset by the unfavorable effect of currency fluctuations in Canada of $40.7 million. The growth in revenues was primarily due to additional revenues from our merger with Heartland and the acquisition of the FIS Gaming Business as well as organic growth in our direct distribution business.

Europe Segment. For the year ended May 31, 2016, revenues from our Europe segment increased by $15.9 million, or 2.6%, compared to the prior year to $631.9 million. The increase reflects revenue growth in local currencies, generally due to an increase in the number of card transactions and volume growth in the United Kingdom and Spain, partially offset by the unfavorable effect of currency fluctuations in Europe of $62.6 million.

Asia-Pacific Segment. For the year ended May 31, 2016, revenues from our Asia-Pacific segment increased by $24.8 million, or 13.1%, compared to the prior year to $213.6 million. The increase was primarily due to additional revenues of $29.6 million associated with recent acquisitions and organic growth, partially offset by the unfavorable effect of currency fluctuations.

Operating Expenses

Cost of Service. Cost of service increased by 12.3% to $1,147.6 million during the year ended May 31, 2016 compared to the prior year. As a percentage of revenues, cost of service increased to 39.6% for the year ended May 31, 2016 compared to 36.8% in the prior year, driven primarily by an increase in the variable costs associated with our revenue growth. The increase in cost of service as a percentage of revenues is due to additional intangible asset amortization of $41.1 million related to acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 2.4% to $1,325.6 million during the year ended May 31, 2016 compared to the prior year. As a percentage of revenues, selling, general and administrative expenses decreased to 45.7% for the year ended May 31, 2016 from 46.7% in the prior year. The increase in selling, general and administrative expenses was due to additional costs to support the growth of our business, including expenses of $51.3 million associated with our merger with Heartland.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 4.9% to $307.6 million for the year ended May 31, 2016 compared to the prior year despite the effect of unfavorable currency fluctuations of $20.5 million. The operating margin was 15.0% and 14.9% for the years ended May 31, 2016 and 2015, respectively. The increase in operating income was primarily due to revenue growth in our U.S. business, partially offset by additional intangible asset amortization related to our acquisitions and the effect of unfavorable currency fluctuations.

Europe Segment. Operating income in our Europe segment increased by 2.0% to $244.8 million for the year ended May 31, 2016 compared to the prior year despite the effect of unfavorable currency fluctuations of $19.7 million. The operating margin was 38.7% and 39.0% for the years ended May 31, 2016 and 2015, respectively. The increase in operating income was primarily driven by revenue growth, partially offset by the effect of unfavorable currency fluctuations.

Asia-Pacific Segment. Operating income in our Asia segment increased by 27.8% to $50.7 million for the year ended May 31, 2016 compared to the prior year despite the effect of unfavorable currency fluctuations in the Asia-Pacific region of $3.4 million. The operating margin was 23.8% and 21.0% for the years ended May 31, 2016 and 2015, respectively. The increases in operating income and operating margin were due to incremental revenues from the acquisition and subsequent organic growth of Ezidebit, which generates a higher operating margin than our legacy business in the region.

Corporate. Corporate expenses increased to $178.3 million for the year ended May 31, 2016 compared to the prior year due primarily to expenses of $51.3 million associated with our merger with Heartland.

Other Income/Expense, Net

Interest and other expense increased by $24.9 million for the year ended May 31, 2016 compared to the prior year primarily due to an increase in borrowings to fund our merger with Heartland.

Income Taxes Provision

The provision for income taxes decreased by $37.3 million for the year ended May 31, 2016 compared to the prior year due to a decrease in income before income taxes, largely due to expenses of $51.3 million in the U.S. associated with our merger with Heartland, and a lower effective income tax rate. The decrease in our effective income tax rate from 25.9% to 19.6% during the year ended May 31, 2016 was primarily due to a higher percentage of the earnings before income taxes derived from foreign operations with lower income tax rates (primarily as a result of the merger-related expenses incurred in the United States) as well as the elimination of certain net deferred tax liabilities associated with undistributed earnings from Canada as a result of management’s plans to reinvest these earnings outside of the United States indefinitely.

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

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. We use our Credit Facility for general corporate purposes and to fund acquisitions. In addition, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card network. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise.

At December 31, 2017, we had cash and cash equivalents totaling $1,335.9 million. Of this amount, we consider $658.4 million to be available for general purposes, which does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in "customer deposits" include amounts collected prior to remittance on our customers' behalf.

Our available cash balance at December 31, 2017 included $595.1 million of cash held by foreign subsidiaries whose earnings were considered indefinitely reinvested outside the United States prior to the enactment of the 2017 U.S. Tax Act. These cash balances reflected our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. Under the 2017 U.S. Tax Act, a company's foreign earnings accumulated under legacy tax laws are deemed repatriated, and the 2017 U.S. Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries. As a result, our provisional position is that we now only consider approximately $60 million of our undistributed foreign earnings to be indefinitely reinvested outside the United States as of December 31, 2017. In February 2018, we repatriated approximately $300 million from certain of our foreign subsidiaries and used the cash to reduce outstanding borrowings under our Revolving Credit Facility.

Operating activities provided net cash of $512.4 million during the year ended December 31, 2017, which was primarily attributable to net income of $494.1 million adjusted for non-cash items, including depreciation and amortization expense of $451.2 million, partially offset by a decrease in working capital of $358.9 million.

Fluctuations in working capital are affected primarily by timing of month-end and transaction volume, especially changes in settlement processing assets and liabilities. Changes in settlement processing assets and liabilities decreased operating cash flows by $361.7 million and $78.8 million during the years ended December 31, 2017 and May 31, 2015, respectively. Changes in settlement processing assets and liabilities increased operating cash flows by $35.6 million during the 2016 fiscal transition period and $218.1 million during the year ended May 31, 2016.

Operating activities provided net cash of $515.8 million during the 2016 fiscal transition period and $592.9 million and $429.9 million, respectively, during the years ended May 31, 2016 and 2015. The increase in cash flows provided by operating activities since 2015, during which time we completed the acquisitions of Heartland and ACTIVE Network, among others, was primarily due to our revenue growth and corresponding increase in operating income. The increase in operating cash flows from our growing business during this period was partially offset by investments made to integrate the acquired businesses. During the year ended December 31, 2017, the 2016 fiscal transition period and the year ended May 31, 2016, we incurred $94.6 million, $91.6 million and $51.3 million, respectively, of acquisition and integration expenses primarily related to Heartland. In addition, during that same period of time, our interest expense increased substantially as a result of long-term debt we have issued, primarily to help fund these acquisitions. During the year ended December 31, 2017, the 2016 fiscal transition period and the year ended May 31, 2016, cash paid for interest expense was $154.2 million, $93.6 million and $58.7 million, respectively.

We used net cash in investing activities of $736.0 million, $86.7 million and $2,127.2 million during the year ended December 31, 2017, the 2016 fiscal transition period and the year ended May 31, 2016, respectively. Cash used for investing activities represents primarily cash used to fund business acquisitions and capital expenditures. During the year ended December 31, 2017, we used cash of $599.5 million to acquire ACTIVE Network, and during the year ended May 31, 2016, we used cash of $2.0 billion to acquire Heartland. In addition to cash, we have used our common stock to fund a portion of the consideration for both the Heartland and ACTIVE Network acquisitions. See "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of our business acquisitions and how we funded those acquired businesses.

We made capital expenditures of $181.9 million, $88.9 million and $91.6 million to purchase property and equipment (including internal-use capitalized software development projects) during the year ended December 31, 2017, the 2016 fiscal transition period and the year ended May 31, 2016, respectively. These investments include software and hardware to support the development of new technologies, continued consolidation and enhancement of our operating platforms and infrastructure to support our growing business.

During the year ended December 31, 2017, we sold our operating facility in Jeffersonville, Indiana for $37.5 million. In addition, during the 2016 fiscal transition period we exchanged all of our membership interest in Visa Europe to Visa for up-front consideration, including cash of approximately $37.7 million.

Financing activities include borrowings and repayments made under our Credit Facility as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs as well as cash distributions made to noncontrolling interests and our shareholders. Cash flows from financing activities provided net cash of $352.3 million and $2.0 billion during the years ended December 31, 2017 and May 31, 2016, respectively. During the 2016 fiscal transition period, we used net cash in financing activities of $278.8 million.

Proceeds from long-term debt were $2.0 billion, $1.3 billion and $6.1 billion for the year ended December 31, 2017, the 2016 fiscal transition period and the year ended May 31, 2016, respectively. Repayments of long-term debt were $1.8 billion, $1.4 billion and $3.7 billion for the year ended December 31, 2017, the 2016 fiscal transition period and the year ended May 31, 2016, respectively. Proceeds from long-term debt include borrowings that we make from time-to-time under our Revolving Credit Facility. Proceeds from long-term debt also include incremental borrowings we have made to fund a portion of the consideration paid for acquired businesses and the effect of various refinancing activities to optimize our borrowing programs. Repayments of long-term debt include repayments that we make from time-to-time under our Revolving Credit Facility as well as scheduled principal repayments made under our term loans. Debt issuance costs reflect the amount we paid to complete these financing activities. During the year ended

May 31, 2016, we added incremental borrowings to the credit facility then in place of $1.8 billion to fund, in part, the cash consideration and merger-related costs associated with Heartland and to repay certain portions of Heartland's indebtedness.

Because we often receive funding from the payment networks after we fund our merchants, we have specialized lines of credit in various markets where we do business to fund settlement. Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the year ended December 31, 2017 and the 2016 fiscal transition period, we had net proceeds from settlement lines of credit of $221.5 million and $20.6 million. During the year ended May 31, 2016, we had net repayments of settlement lines of credit of $206.0 million.

We make repurchases of our common stock mainly through the use of open market purchases and, at times, through accelerated share repurchase programs. During the year ended December 31, 2017, the 2016 fiscal transition period and the year ended May 31, 2016, we invested $34.8 million, $178.2 million and $136.0 million, respectively, to repurchase shares of our common stock. On February 6, 2018, the board increased its authorization to repurchase shares of our common stock to $600 million.

We believe that our current level of cash and borrowing capacity under our long-term debt and lines of credit described below, together with future cash flows from operations will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Lines of Credit

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents (as amended from time to time). This Credit Facility was most recently amended on May 2, 2017 (the "Fourth Amendment") and, as amended, provides for (i) a $1.25 billion revolving credit facility; (ii) a $1.5 billion term loan; (iii) a $1.3 billion term loan; and (iv) a $1.2 billion term loan facility. The Fourth Amendment increased the total financing capacity under the Credit Facility on May 2, 2017 from $4.9 billion to $5.2 billion, although the outstanding debt under the Credit Facility did not change as we repaid certain outstanding amounts under the Term A Loan, the Term A-2 Loan and the Revolving Credit Facility in connection with the Fourth Amendment. Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility.

The Credit Facility provides for an interest rate, at our election, of either LIBOR or a base rate, in each case plus a leverage-based margin. As of December 31, 2017, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B-2 Loan were 3.32%, 3.24% and 3.57%, respectively, and the interest rate on the Revolving Credit Facility was 3.24%. The Credit Facility also provides for a commitment fee with respect to borrowings under the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio. As of December 31, 2017, the aggregate outstanding balance on the term loans was $3.9 billion, and the outstanding balance on the Revolving Credit Facility was $765.0 million.

The Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility expires, on May 2, 2022. The Term B-2 Loan matures on April 22, 2023. The Term A Loan principal must be repaid in quarterly installments in the amount of 1.25% of principal through June 2019, increasing to 1.875% of principal through June 2021, and increasing to 2.50% of principal through March 2022, with the remaining principal balance due upon maturity in May 2022. The Term A-2 Loan principal must be repaid in quarterly installments of $1.7 million through June 2018, increasing to quarterly installments of $8.6 million through March 2022, with the remaining balance due upon maturity in May 2022. The Term B-2 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023.

The Credit Facility allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at December 31, 2017 were $473.3 million.

Settlement Lines of Credit

In various markets where we do business, we have lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of December 31, 2017 and 2016, a total of $59.3 million and $51.0 million, respectively, of cash on deposit was used to determine the available credit.

As of December 31, 2017 and 2016, we had $635.2 million and $392.1 million, respectively, outstanding under these lines of credit with additional capacity of $689.4 million as of December 31, 2017 to fund settlement. The weighted-average interest rate on these borrowings was 2.0% and 1.90% at December 31, 2017 and 2016, respectively.

Compliance with Covenants

The Credit Facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the agreement. As of December 31, 2017, financial covenants under the Credit Facility required a leverage ratio no greater than: (i) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2017 through June 30, 2018; (ii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2018 through June 30, 2019; and (iii) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00.

The Credit Facility and settlement lines of credit also include various other covenants that are customary in such borrowings. The Credit Facility includes covenants, subject in each case to exceptions and qualifications that may restrict certain payments, including, in certain circumstances, the payment of cash dividends in excess of our current rate of $0.01 per share per quarter.

The Credit Facility also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the year ended December 31, 2017.

See "Note 7—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements for further discussion of our borrowing arrangements.

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

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2017.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2017:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years

	(in thousands)
Long-term debt	$4,697,677	$108,979	$303,056	$3,201,767	$1,083,875
Interest on long-term debt(1)	678,440	155,324	295,870	215,340	11,906
Settlement lines of credit	635,166	635,166	—	—	—
Operating lease obligations	334,284	41,542	64,065	49,382	179,295
Purchase obligations(2)	268,951	70,663	110,344	56,433	31,511
Transition tax payable under 2017 U.S. Tax Act(3)	63,744	8,022	9,691	9,691	36,340

(1) Interest on long-term debt is based on rates effective and amounts borrowed as of December 31, 2017. The estimated effect of interest rate swaps is included in interest on long-term debt. Since the contractual rates for our long-term debt and settlements on our interest rate swaps are variable, actual cash payments may differ from the estimates provided.

(2) Includes estimate of future payments for noncancelable contractual obligations related to service arrangements with suppliers for fixed or minimum amounts.

(3) Under the 2017 U.S. Tax Act, a company's foreign earnings accumulated under legacy tax laws are deemed repatriated with a one-time mandatory "transition" tax on foreign earnings not previously subjected to U.S. income tax. The transition tax on those deemed repatriated earnings may be paid over eight years. The total amount of the transition tax payable and the payments due by future period are estimates as of December 31, 2017 and subject to change. See "Note 9—Income Tax" in the notes to the accompanying consolidated financial statements for more discussion about the effects of the 2017 U.S. Tax Act on our accounting for income taxes for the year ended December 31, 2017.

The table above excludes other obligations that we may have, such as employee benefit obligations and other noncurrent liabilities reflected in our consolidated balance sheet, because the timing of the related payments is not determinable or because there is no contractual obligation associated with the underlying obligations.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP, which often require the judgment of management in the selection and application of certain accounting principles and methods. We consider the following accounting policies to be critical to understanding our consolidated financial statements because the application of these policies requires significant judgment on the part of management, and as a result, actual future developments may be different from those expected at the time that we make these critical judgments. We have discussed these critical accounting policies with the audit committee of the board of directors.

Accounting estimates necessarily require subjective determinations about future events and conditions. Therefore, the following descriptions of our critical accounting policies are forward-looking statements, and actual results could differ materially from the results anticipated by these forward-looking statements. You should read the following in conjunction with "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the accompanying consolidated financial statements and the risk factors contained in "Item 1A - Risk Factors" of this Annual Report on Form 10-K.

Goodwill

We have historically performed our annual goodwill impairment test as of January 1. As a result of the change in our fiscal year end from May 31 to December 31, we elected to change our annual goodwill impairment test date from January 1 to October 1 to give us sufficient time to complete our assessment in conjunction with our year-end reporting. We performed an annual goodwill impairment test on January 1, 2017 and on October 1, 2017.

We test goodwill for impairment at the reporting unit level annually and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit.

Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required.

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

Following the revision described above, we now have seven reporting units: North America Payments, North America Integrated Solutions and Vertical Markets, U.K. merchant services, Asia-Pacific merchant services, Central and Eastern Europe merchant services, Russia merchant services and Spain merchant services. As of October 1, 2017, we elected to perform a qualitative assessment of impairment for each of our reporting units. We determined on the basis of qualitative factors that the fair value of each reporting unit was not more likely than not less than the respective carrying amounts. We believe that the fair value of each of our reporting units is substantially in excess of its carrying amount.

Intangible and Long-lived Assets

Other intangible assets include customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), acquired technology and trademarks associated with acquisitions. These assets are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks and trade names are based on our plans to phase out the trademarks and trade names in the applicable markets. Acquired technology is amortized on a straight-line basis over its estimated useful life.

Amortization for most of our customer-related intangible assets is calculated using an accelerated method. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. We did not make any significant adjustments to the amortization schedules of our intangible assets during the year ended December 31, 2017.

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

Capitalization of Internal-Use Software

We develop software that is used in providing services to customers. Capitalization of internal-use software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are expensed as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to merchant attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. The carrying amount of internal-use software, including work in progress, at December 31, 2017 was $327.2 million. Costs capitalized during the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015 totaled $79.3 million, $37.7 million, $36.5 million and $35.1 million, respectively. Internal-use software is amortized over its estimated useful life, which is typically 2 to 10 years, in a manner that best reflects the pattern of economic use of the assets.

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

Accounting Standards Codification ("ASC") Topic 740, "Income Taxes" ("ASC 740") requires companies to recognize the effect of tax law changes in the period of enactment. To address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 U.S. Tax Act, which was enacted on December 22, 2017, the SEC staff issued SAB 118. SAB 118 provides guidance for registrants regarding the application of ASC Topic 740 in the reporting period that includes December 22, 2017, including reporting provisional amounts for those specific income tax effects of the 2017 U.S. Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. In addition, SAB 118 requires provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, to be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined.

As a result of the enactment of the 2017 U.S. Tax Act, our income tax benefit for the year ended December 31, 2017 included a net benefit of $158.7 million, reflecting provisional amounts for specific income tax effects as a result of the enactment of the 2017 U.S. Tax Act for which our accounting is incomplete but could be reasonably estimated as of December 31, 2017. We are in the process of determining the actual effect of the 2017 U.S. Tax Act. Our reasonable estimates are based on provisional amounts that may be adjusted upon obtaining, preparing or analyzing additional information. We could make adjustments to the provisional amounts of the tax effects during subsequent periods in 2018.

SAB 118 provides that the measurement period is complete when a company's accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date. Due to the timing of enactment of this new tax legislation, certain details of the 2017 U.S. Tax Act may not be fully understood or operationalized by the time we issue this Annual Report on Form 10-K. Further guidance could be forthcoming from the U.S. Treasury, the SEC or the accounting profession that could give rise to further effects of the 2017 U.S. Tax Act on our consolidated financial statements in future periods. The effect of the 2017 U.S. Tax Act on our consolidated financial statements and the status of our accounting for its effects is further described along with other disclosures required by SAB 118 in "Note 9—Income Taxes" of the notes to the accompanying consolidated financial statements.

We believe our tax return positions are fully supportable; however, we recognize the benefit for tax positions only when it is more likely than not that the position will be sustained based on its technical merits. Issues raised by a tax authority may be resolved at an amount different than the related benefit recognized. When facts and circumstances change (including an effective settlement of an issue or statute of limitations expiration), the effect is recognized in the period of change. A portion of the unrecognized tax benefits that exist at December 31, 2017 would affect our provision for income taxes in the future if recognized. Judgment is required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these deferred tax assets are adjusted through our provision for income taxes in the period in which this determination is made.

Effect of New Accounting Pronouncements - Recently Issued Pronouncements Not Yet Adopted

As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying consolidated financial statements, effective January 1, 2018, we will adopt a new revenue accounting standard that will change the presentation of certain fees that we pay to third parties and currently present as an operating expense. Effective January 1, 2018, our revenues will be presented net of such payments, including payment network fees, which represented approximately 23% of our total consolidated revenues in 2017. We expect a similar amount of payment network fees in 2018. This change in presentation of fees paid to third parties will reduce our reported revenues and operating expenses by the same amount and will have no effect on operating income.

The application of the new standard will also change the amount and timing of revenue and expenses to be recognized under certain of our customer arrangements for periods after December 31, 2017. Further, we will also be required to capitalize additional costs to obtain contracts with customers, as well as certain implementation and set-up costs, and in some cases, will be required to amortize these costs and costs that we currently capitalize (such as capitalized customer acquisition costs) over a longer time period. We currently estimate that the net effect of applying the provision of the new accounting standard will be an increase of less than 1% of our operating income in 2018.

Refer to "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" of the notes to the accompanying consolidated financial statements for information on other recently issued accounting pronouncements not yet adopted.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For the year ended December 31, 2017, currency rate fluctuations calculated by converting revenues and expenses for the year ended December 31, 2017 in local currency using prior-year period rates had an immaterial effect on our revenues and operating income. For the 2016 fiscal transition period, currency rate fluctuations reduced our revenues by $35.3 million and our operating income by $19.8 million as compared to the prior-year period, calculated by converting current period revenues and expenses in local currency using the prior-year period rates. For the year ended May 31, 2016, currency rate fluctuations reduced our revenues by $117.0 million and our operating income by $43.6 million as compared to the prior-year period, calculated by converting revenues and expenses for the year ended May 31, 2016 in local currency using prior-year period rates.

Generally, the functional currency of our various subsidiaries is their local currency.  We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015, our transaction gains and losses were insignificant.

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

We have a Credit Facility for general corporate purposes, as well as various lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and settlement lines of credit are based on market rates and fluctuate accordingly. As of December 31, 2017, $4.7 billion was outstanding under these variable-rate debt arrangements and settlement lines of credit.

The interest earned on our invested cash and the interest paid on our debt are based on variable interest rates; therefore, the exposure of our net income to a change in interest rates is partially mitigated as an increase in rates would increase both interest income and interest expense, and a reduction in rates would decrease both interest income and interest expense. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have interest rate swaps that reduce a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in "Note 7—Long-Term Debt and Lines of Credit" in the notes to our accompanying consolidated financial statements.

Based on balances outstanding under variable-rate debt agreements and invested cash balances at December 31, 2017, a hypothetical increase of 50 basis points in applicable interest rates as of December 31, 2017 would increase our annual interest expense by approximately $20.2 million and increase our annual interest income by approximately $3.5 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company changing its fiscal year end from May 31 to December 31 in 2016.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment a portion of the internal control over financial reporting at Athlaction Topco, LLC ("ACTIVE Network"), which was acquired on September 1, 2017, and whose financial statements constitute less than 1.5% of consolidated revenues, and 4.3% of consolidated assets (excluding goodwill related to the ACTIVE Network transaction which was integrated into the Company's systems and control environment), as of and for the year ended December 31, 2017. ACTIVE Network did not contribute to net income for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at ACTIVE Network that is excluded from management’s assessment.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2017, the seven months ended December 31, 2016, and the years ended May 31, 2016 and 2015, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017, the seven months ended December 31, 2016, and the years ended May 31, 2016 and 2015, in conformity with the applicable accounting principles generally accepted in the United States of America. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from May 31 to December 31 in 2016.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 22, 2018

We have served as the Company’s auditors since 2002.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015

Revenues	$3,975,163	$2,202,896	$2,898,150	$2,773,718
Operating expenses:
Cost of service	1,928,037	1,094,593	1,147,639	1,022,107
Selling, general and administrative	1,488,258	870,352	1,325,567	1,295,014
	3,416,295	1,964,945	2,473,206	2,317,121

Operating income	558,868	237,951	424,944	456,597

Interest and other income	8,662	44,382	5,284	4,949
Interest and other expense	(174,847)	(108,989)	(69,316)	(44,436)
	(166,185)	(64,607)	(64,032)	(39,487)

Income before income taxes	392,683	173,344	360,912	417,110
Income tax benefit (provision)	101,387	(35,661)	(70,695)	(107,995)
Net income	494,070	137,683	290,217	309,115
Less: Net income attributable to noncontrolling interests	(25,645)	(12,752)	(18,551)	(31,075)
Net income attributable to Global Payments	$468,425	$124,931	$271,666	$278,040

Earnings per share attributable to Global Payments:
Basic earnings per share	$3.03	$0.81	$2.05	$2.07
Diluted earnings per share	$3.01	$0.81	$2.04	$2.06
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015

Net income	$494,070	$137,683	$290,217	$309,115
Other comprehensive income (loss):
Foreign currency translation adjustments	146,401	(92,229)	(55,858)	(220,641)
Income tax benefit related to foreign currency translation adjustments	—	—	—	12,152
Net unrealized gains (losses) on hedging activities	4,549	5,532	(12,859)	(10,116)
Reclassification of net unrealized losses on hedging activities to interest expense	5,673	4,222	8,240	3,958
Income tax (provision) benefit related to hedging activities	(2,583)	(3,639)	1,738	2,284
Other comprehensive income (loss), net of tax	(660)	1,030	(848)	(450)
Other comprehensive income (loss)	153,380	(85,084)	(59,587)	(212,813)
Comprehensive income	647,450	52,599	230,630	96,302
Less: comprehensive income attributable to noncontrolling interests	(39,452)	(4,335)	(19,022)	(2,478)
Comprehensive income attributable to Global Payments	$607,998	$48,264	$211,608	$93,824
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$1,335,855	$1,162,779
Accounts receivable, net of allowances for doubtful accounts of $1,827 and $1,092, respectively	301,887	275,032
Settlement processing assets	2,459,292	1,546,854
Prepaid expenses and other current assets	206,545	131,341
Total current assets	4,303,579	3,116,006
Goodwill	5,703,992	4,807,594
Other intangible assets, net	2,181,707	2,085,292
Property and equipment, net	588,348	526,370
Deferred income taxes	13,146	15,789
Other noncurrent assets	207,297	113,299
Total assets	$12,998,069	$10,664,350
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$635,166	$392,072
Current portion of long-term debt	100,308	177,785
Accounts payable and accrued liabilities	1,039,607	804,887
Settlement processing obligations	2,040,509	1,477,212
Total current liabilities	3,815,590	2,851,956
Long-term debt	4,559,408	4,260,827
Deferred income taxes	436,879	676,472
Other noncurrent liabilities	220,961	95,753
Total liabilities	9,032,838	7,885,008
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 159,180,317 issued and outstanding at December 31, 2017 and 152,185,616 issued and outstanding at December 31, 2016	—	—
Paid-in capital	2,379,774	1,816,278
Retained earnings	1,597,897	1,137,230
Accumulated other comprehensive loss	(183,144)	(322,717)
Total Global Payments shareholders’ equity	3,794,527	2,630,791
Noncontrolling interests	170,704	148,551
Total equity	3,965,231	2,779,342
Total liabilities and equity	$12,998,069	$10,664,350
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015
Cash flows from operating activities:
Net income	$494,070	$137,683	$290,217	$309,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	113,273	53,242	74,192	64,918
Amortization of acquired intangibles	337,878	194,329	113,689	72,587
Share-based compensation expense	39,095	18,707	30,809	21,056
Provision for operating losses and bad debts	48,443	24,074	27,202	14,506
Amortization of capitalized customer acquisition costs	45,098	14,982	1,776	—
Deferred income taxes	(250,670)	(33,523)	(18,162)	81,079
Gain on sale of investments	—	(41,150)	—	—
Other, net	44,070	32,718	15,370	8,249
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(14,096)	2,189	(14,542)	1,248
Settlement processing assets and obligations, net	(361,673)	35,599	218,061	(78,794)
Prepaid expenses and other assets	(46,439)	13,997	(52,254)	5,426
Capitalized customer acquisition costs	(82,988)	(58,161)	(11,962)	—
Accounts payable and other liabilities	146,327	121,140	(81,506)	(69,513)
Net cash provided by operating activities	512,388	515,826	592,890	429,877
Cash flows from investing activities:
Acquisitions, net of cash acquired	(562,688)	(33,865)	(2,034,406)	(355,971)
Capital expenditures	(181,905)	(88,913)	(91,591)	(92,550)
Net proceeds from sale of investments	—	37,717	—	—
Net proceeds from sales of property and equipment	37,565	—	—	10,597
Other, net	(28,997)	(1,622)	(1,251)	(2,997)
Net cash used in investing activities	(736,025)	(86,683)	(2,127,248)	(440,921)
Cash flows from financing activities:
Net proceeds from (repayments of) settlement lines of credit	221,532	20,582	(206,009)	198,884
Proceeds from long-term debt	1,994,324	1,299,000	6,078,230	2,496,842
Repayments of long-term debt	(1,781,541)	(1,381,161)	(3,691,608)	(2,148,907)
Payment of debt issuance costs	(9,520)	(9,279)	(63,382)	—
Repurchase of common stock	(34,811)	(178,165)	(135,954)	(372,387)
Proceeds from stock issued under share-based compensation plans	10,115	6,093	8,480	22,550
Common stock repurchased - share-based compensation plans	(31,761)	(20,390)	(12,236)	(15,690)
Purchase of subsidiary shares from noncontrolling interest	—	—	(7,550)	—
Proceeds from sale of subsidiary shares to noncontrolling interest	—	—	16,374	—
Distributions to noncontrolling interests	(9,301)	(12,365)	(23,308)	(39,753)
Dividends paid	(6,732)	(3,069)	(5,439)	(5,340)
Net cash provided by (used in) financing activities	352,305	(278,754)	1,957,598	136,199
Effect of exchange rate changes on cash	44,408	(32,338)	(29,251)	(56,288)
Increase in cash and cash equivalents	173,076	118,051	393,989	68,867
Cash and cash equivalents, beginning of the period	1,162,779	1,044,728	650,739	581,872
Cash and cash equivalents, end of the period	$1,335,855	$1,162,779	$1,044,728	$650,739
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	152,186	$1,816,278	$1,137,230	$(322,717)	$2,630,791	$148,551	$2,779,342
Net income			468,425		468,425	25,645	494,070
Other comprehensive income, net of tax				139,573	139,573	13,807	153,380
Stock issued under share-based compensation plans	1,350	10,115			10,115		10,115
Common stock repurchased - share-based compensation plans	(338)	(32,006)			(32,006)		(32,006)
Share-based compensation expense		39,095			39,095		39,095
Issuance of common stock in connection with a business combination	6,358	572,079			572,079		572,079
Dissolution of a subsidiary			7,998		7,998	(7,998)	—
Distributions to noncontrolling interest						(9,301)	(9,301)
Repurchase of common stock	(376)	(25,787)	(9,024)		(34,811)		(34,811)
Dividends paid ($0.04 per share)			(6,732)		(6,732)		(6,732)
Balance at December 31, 2017	159,180	$2,379,774	$1,597,897	$(183,144)	$3,794,527	$170,704	$3,965,231

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2016	154,422	$1,976,715	$1,015,811	$(246,050)	$2,746,476	$130,928	$2,877,404
Net income			124,931		124,931	12,752	137,683
Other comprehensive loss, net of tax				(76,667)	(76,667)	(8,417)	(85,084)
Stock issued under share-based compensation plans	549	6,093			6,093		6,093
Common stock repurchased - share-based compensation plans	(267)	(20,532)			(20,532)		(20,532)
Tax benefit from employee share-based compensation		13,017			13,017		13,017
Share-based compensation expense		18,707			18,707		18,707
Contribution of subsidiary shares to noncontrolling interest related to a business combination						25,653	25,653
Distributions to noncontrolling interests						(12,365)	(12,365)
Repurchase of common stock	(2,518)	(177,722)	(443)		(178,165)		(178,165)
Dividends paid ($0.02 per share)			(3,069)		(3,069)		(3,069)
Balance at December 31, 2016	152,186	$1,816,278	$1,137,230	$(322,717)	$2,630,791	$148,551	$2,779,342
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
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— We are a leading worldwide provider of payment technology and software solutions delivering innovative services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels to customers in 30 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

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

These consolidated financial statements include our accounts and those of our majority-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and present our financial position, results of operations and cash flows. On July 27, 2016, the board of directors authorized a change in our fiscal year end from May 31 to December 31. As a result, we refer to the period consisting of the seven months ended December 31, 2016 as the "2016 fiscal transition period."

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

Revenue recognition— We provide payment technology services for credit cards, debit cards, electronic payments and check-related services. Revenue is recognized when such services are performed. Revenue for services provided directly to merchants is recorded net of interchange fees charged by card issuing banks. Our primary business model is to provide our payment services, enterprise software solutions and other value-added services directly to our customers. We also provide certain of our payment services through a wholesale distribution channel comprised of independent sales organizations ("ISOs"). The majority of our revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on card type or the vertical. We also charge software licensing and subscription fees and other fees based on specific services that are unrelated to the number of transactions or the transaction value. Revenue from credit cards and signature debit cards is generally based on a percentage of transaction value along with other related fees, while revenue from PIN-based debit cards is typically based on a fee per transaction.

Certain of our integrated and vertical market solutions arrangements contain multiple elements, such as equipment, perpetual licenses, software-as-a-service, maintenance, installation and training. We allocate consideration to each element based on the relative-selling-price method.  For certain arrangements, customers pay in advance, but revenue is recognized over the service period.  In multiple element arrangements where more-than-incidental software elements are included, the entire amount of revenue under the arrangement is deferred until all elements have been delivered or objective evidence of the fair value of the undelivered items can be established. The amounts paid in advance by customers and amounts deferred for software arrangements are reflected as unearned revenue in the consolidated balance sheets with the portion estimated to be recognized as revenue within the next twelve months reflected in current liabilities and the remainder reflected in other noncurrent liabilities.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We consider certain portions of our cash and cash equivalents to be unrestricted but not available for general purposes. The amount of cash that we consider to be available for general purposes does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with financial institutions that sponsor us and is in accordance with guidelines set by the card networks. See "Note 3—Settlement Processing Assets and Obligations" and discussion below for further information. Funds held for customers and the corresponding liability that we record in "customer deposits" include amounts collected prior to remittance on our customers' behalf.

Settlement processing assets and obligations— Settlement processing assets and obligations represent intermediary balances arising in our settlement process for direct merchants. In accordance with Accounting Standards Codification ("ASC") Subtopic 210-20, Offsetting, we apply offsetting to our settlement processing assets and obligations where a right of setoff exists. See "Note 3—Settlement Processing Assets and Obligations" for further information.

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

We evaluate the capitalized customer acquisition costs for impairment on an annual basis by comparing, on a pooled basis by vintage month of origination, the expected future net cash flows from underlying merchant relationships to the carrying amount of the capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the value of the capitalized customer acquisition costs, the impairment loss would be charged to operations. Based on our evaluation, we determined that no impairment of capitalized customer acquisition costs had occurred as of December 31, 2017.

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

Goodwill— We have historically performed our annual goodwill impairment test as of January 1. As a result of the change in our fiscal year end from May 31 to December 31, we elected to change our annual goodwill impairment test date from January 1 to October 1 to give us sufficient time to complete our assessment in conjunction with our year-end reporting. We performed an annual goodwill impairment test on January 1, 2017 and on October 1, 2017.

We test goodwill for impairment at the reporting unit level annually and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit.

Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, sustained decrease in our share price, and other relevant entity-specific events. If we elect to bypass the qualitative assessment or if we determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, a quantitative test would be required.

During the first quarter of 2017, we revised our reporting unit structure within our North America segment to reflect changes made in connection with the integration of Heartland Payment Systems, Inc. ("Heartland"). Under the revised reporting unit structure, we operate two reporting units in our North America segment: (i) Payments and (ii) Integrated Solutions and Vertical Markets. We reassigned the goodwill previously allocated to North America merchant services and Heartland to the two new reporting units using a relative fair value approach. As a result of the change in reporting units, we performed goodwill impairment tests immediately before and after this change in reporting units and determined that there was no impairment.

Following the revision described above, we now have seven reporting units: North America Payments, North America Integrated Solutions and Vertical Markets, U.K. merchant services, Asia-Pacific merchant services, Central and Eastern Europe merchant services, Russia merchant services and Spain merchant services. As of October 1, 2017, we elected to perform a qualitative assessment of impairment for each of our reporting units. We determined on the basis of qualitative factors that the fair value of each reporting unit was not more likely than not less than the respective carrying amount. We believe that the fair value of each of our reporting units is substantially in excess of its carrying amount.

Other intangible assets— Other intangible assets include customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as noncompete agreements, referral agreements and processing rights), acquired technologies, trademarks and trade names associated with acquisitions. These assets are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks and trade names are based on our plans to use the trademarks and trade names in the applicable markets. Acquired technology is amortized on a straight-line basis over its estimated useful life.

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

Impairment of long-lived assets— We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of property and equipment and finite-life intangible assets may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, we assess the potential impairment by determining whether the carrying amount of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market prices or discounted cash flow analysis as applicable. We regularly evaluate whether events and circumstances have occurred that indicate the useful lives of property and equipment and finite-life intangible assets may warrant revision. The carrying amounts of our long-lived assets, including property and equipment and finite-life intangible assets, were not impaired at December 31, 2017 and 2016.

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

Accounting Standards Codification ("ASC") Topic 740, "Income Taxes" ("ASC 740") requires companies to recognize the effect of tax law changes in the period of enactment. To address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 U.S. Tax Act"), which was enacted on December 22, 2017, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance for registrants regarding the application of ASC Topic 740 in the reporting period that includes December 22, 2017 under three scenarios:

•	Measurement of certain income tax effects is complete. Registrants must reflect the tax effects of the 2017 U.S. Tax Act for which the accounting is complete.

•
Measurement of certain income tax effects can be reasonably estimated. Registrants must report provisional amounts for those specific income tax effects of the 2017 U.S. Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, should be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined.

•
Measurement of certain income tax effects cannot be reasonably estimated. Registrants are not required to report provisional amounts for any specific income tax effects of the 2017 U.S. Tax Act for which a reasonable estimate cannot be determined, and would continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the 2017 U.S. Tax Act. Registrants would report the provisional amounts of the tax effects of the 2017 U.S. Tax Act in the first reporting period in which a reasonable estimate can be determined.

SAB 118 provides that the measurement period is complete when a company's accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date. Due to the timing of enactment of this new tax legislation, certain details of the 2017 U.S. Tax Act were not fully understood or operationalized by the time we issued this Annual Report on Form 10-K.

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02 "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02. The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 U.S. Tax Act and require certain disclosures about stranded tax effects. This update is effective January 1, 2019, and we are still evaluating the effect of the update on our consolidated financial statements. Further guidance could be forthcoming from the FASB, the U.S. Treasury or the SEC that could give rise to further effects of the 2017 U.S. Tax Act on our consolidated financial statements in future periods.

We periodically assess our tax exposures related to periods that are open to examination. Based on the latest available information, we evaluate our tax positions to determine whether the position will more likely than not be sustained upon examination by the U.S. Internal Revenue Service or other taxing authorities. If we cannot reach a more-likely-than-not determination, no benefit is recorded. If we determine that the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. We record interest and penalties related to unrecognized income tax benefits in interest and selling, general and administrative expenses, respectively, in our consolidated statements of income.

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

We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. We designated each of our interest rate swap agreements as a cash flow hedge of interest payments on variable rate borrowings. Any ineffective portion of a change in the fair value of a qualifying instrument would be immediately recognized in earnings. See "Note 7—Long-Term Debt and Lines of Credit" for more information about our interest rate swaps.

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

Fair value of financial instruments— The carrying amounts of cash and cash equivalents, receivables, settlement lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our long-term debt includes variable interest rates based on the London Interbank Offered Rate ("LIBOR"), the Federal Funds Effective Rate (as defined in the debt agreements) or the prime rate, plus a margin based on our leverage position. At December 31, 2017, the carrying amount of our long-term debt exclusive of debt issuance costs approximated fair value, which is calculated using

Level 2 inputs. The fair values of our swap agreements were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date, and classified within Level 2 of the valuation hierarchy. See "Note 7—Long-Term Debt and Lines of Credit" for further information.

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

Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period.  For the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015, our transaction gains and losses were insignificant. Transaction gains and losses on intercompany balances of a long-term investment nature are recorded as a component of other comprehensive income and included in accumulated comprehensive income within equity in our consolidated balance sheets.

Earnings per share— Basic earnings per share ("EPS") is computed by dividing reported net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. There were no stock options that would have an antidilutive effect on the computation of diluted EPS for the year ended December 31, 2017, the 2016 fiscal transition period or for the years ended May 31, 2016 and 2015.

The following table sets forth the computation of the diluted weighted-average number of shares outstanding for all periods presented:

	Year Ended December 31,	Seven Months Ended December 31,	Years Ended May 31,
	2017	2016	2016	2015

	(in thousands)
Basic weighted-average number of shares outstanding	154,652	153,342	132,284	134,072
Plus: Dilutive effect of stock options and other share-based awards	876	889	883	850
Diluted weighted-average number of shares outstanding	155,528	154,231	133,167	134,922

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

Reclassifications— To conform to the presentation as of December 31, 2017, we made a reclassification in the consolidated balance sheet as of December 31, 2016 to include $8.2 million of "claims receivable, net" within "prepaid expenses and other current assets." This reclassification had no effect on current assets or total assets as of December 31, 2016. We also made a corresponding reclassification in the statements of cash flows for the 2016 fiscal transition period and for the years ended May 31, 2016 and 2015 to include changes in "claims receivable" of $16.6 million, $29.1 million and $9.3 million, respectively, within "prepaid expenses and other" among the changes in operating assets and liabilities. These reclassifications had no effect on net cash provided by operating activities for any period.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The amendments in this update changed how companies account for certain aspects of share-based payments to employees. We adopted the various amendments in ASU 2016-09 in our consolidated financial statements effective January 1, 2017 with no material effect at the date of adoption. On a prospective basis, as required, we recognize the income tax effects of the excess benefits or deduction deficiencies of share-based awards in the statement of income when the awards vest or are settled. Previously, these amounts were recorded as an adjustment to additional paid-in capital. In addition, these excess tax benefits or deduction deficiencies from share-based compensation plans, which were previously presented as a financing activity in our consolidated statement of cash flows, are now presented as an operating activity using a retrospective transition method for all periods presented. Finally, we elected to account for forfeitures of share-based awards with service conditions as they occur, which had no material effect on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which makes clarifications to how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. We adopted ASU 2016-15 on a retrospective basis effective January 1, 2017 with no effect on our consolidated statements of cash flows for any period presented.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The ASU eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We adopted ASU 2017-04 on a prospective basis effective January 1, 2017 with no effect on our consolidated financial statements.

Recently Issued Pronouncements Not Yet Adopted

ASC 606 - New Revenue Accounting Standard

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

We have performed a review of the requirements of the new revenue standard and have monitored the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We established a cross-functional implementation team to assess the effects of the new revenue standard in a multi-phase approach. In the first phase, we analyzed customer contracts for our most significant contract categories, applied the five-step model of the new standard to each contract category and compared the results to our current accounting practices. In the second phase, we quantified the potential effects, assessed additional contract categories and principal agent considerations, revised accounting policies and considered the effects on related disclosures and/or internal control over financial reporting. The third phase, which will complete our adoption and implementation of the new revenue standard, includes activities such as implementing parallel accounting and reporting for areas affected by the new standard, quantifying the cumulative-effect adjustment (including tax effects), evaluating and testing modified and newly implemented internal controls and revising financial statement disclosures.

The new standard will change the amount and timing of revenue and expenses to be recognized under certain of our arrangement types. In addition, it could increase the administrative burden on our operations to properly account for customer contracts and provide the more expansive required disclosures. More judgment and estimates will be required when applying the requirements of the new standard than are required under existing GAAP, such as identifying performance obligations in contracts, estimating the amount of variable consideration to include in transaction price, allocating transaction price to each separate performance obligation and estimating expected periods of benefit for certain costs. We expect the timing of revenue to be recognized under ASU 2014-09 for our most significant contract category, core payment services, will be similar to the timing of revenue recognized under our current accounting practices. However, under the new standard, we will reflect revenue net of certain fees that we pay to third parties, including payment network fees, that we currently recognize as a component of operating expense under existing standards. This change in presentation will have no effect on the reported amount of operating income. We will also capitalize additional costs to obtain contracts with customers, as well as certain implementation and set-up costs, and, in some cases, may be required to amortize these costs and costs that we currently capitalize (such as capitalized customer acquisition costs) over a longer period. Finally, the new standard requires additional disclosures regarding our revenues and related capitalized contract costs.

We plan to adopt ASU 2014-09, as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard, effective as of January 1, 2018 applying the modified retrospective transition method, which will result in an adjustment to equity for the cumulative-effect of applying the standard to active customer contracts for which certain performance obligations were not completed at the date of initial application. Under this transition method, we would not recast the prior financial statements presented, therefore the new standard requires us to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period during 2018, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

Our preliminary estimate is that we will record a net increase to retained earnings of approximately $50 million as of January 1, 2018, primarily due to the requirement to utilize longer amortization periods for signing bonuses and other sales commissions that are capitalized in connection with obtaining customer contracts. Previously, we amortized these capitalized costs over the term of the related contract. Under ASU 2014-09, we now expect to amortize these capitalized costs over the expected period of benefit, which is generally longer. The expected increase in retained earnings also reflects the capitalization of sales commissions and certain implementation and setup costs for new customers that were not previously capitalized. The expected adjustment to retained earnings is net of the estimated effect of income taxes related to the adjustments described above.

ASC 842 - New Lease Accounting Standard

In February 2016, the FASB issued ASU 2016-02, "Leases." The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. In addition, several new disclosures will be required. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition" (Topic 605), "Revenue from Contracts with Customers" (Topic 606), "Leases" (Topic 840) and "Leases" (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02.

Although early adoption is permitted, we expect to adopt ASU 2016-02 when it becomes effective for us on January 1, 2019. As written, the standard would require a modified retrospective transition under which lessees must recognize and measure leases at the beginning of the earliest period presented. The FASB is currently considering an option to allow these entities to choose that transition method or to recognize the effects of applying the new standard as a cumulative-effect adjustment to retained earnings as of the adoption date, which would not require a recast of comparative periods. We have not completed our evaluation of the effect of ASU 2016-02 or ASU 2017-13 on our consolidated financial statements; however, we expect to recognize right of use assets and liabilities for our operating leases in the balance sheet upon adoption.

To evaluate the potential effects of this new accounting standard on our consolidated financial statements, we are currently gathering information about our existing leases, which primarily include real estate leases for office space throughout the various global markets in which we conduct business. We expect that we will have to implement new accounting processes and internal controls to meet the requirements for financial reporting and disclosures of our leases and are coordinating with various internal stakeholders to evaluate, design and implement these new processes and controls. We are also evaluating the process by which we will maintain the necessary information about our leases and make the required calculations to support the requirements of the new accounting standard. We further expect these evaluation and implementation activities will continue throughout most of 2018 prior to the effective date of adoption on January 1, 2019.

Other Accounting Standards Updates

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In addition, the amendments in this update modify disclosure requirements for presentation of hedging activities. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments, if any. We will adopt ASU 2017-12 effective January 1, 2018 with no expected effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The ASU clarifies the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, with the expectation that fewer will qualify as acquisitions (or disposals) of businesses. The ASU became effective for us on January 1, 2018. These amendments will be applied prospectively from the date of adoption. The effect of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions that we make, if any.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The amendments in this update state that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property and equipment, when the transfer occurs. We will adopt ASU 2016-16 effective January 1, 2018 with no expected effect on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures and limited liability companies) to be measured at fair value with changes in the fair value recognized through earnings. Equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. We will adopt ASU 2016-01 effective January 1, 2018 with no expected effect on our consolidated financial statements.

NOTE 2— ACQUISITIONS

ACTIVE Network

We acquired the communities and sports divisions of Athlaction Topco, LLC ("ACTIVE Network") on September 1, 2017, for total purchase consideration of $1.2 billion. ACTIVE Network delivers cloud-based enterprise software, including payment technology solutions, to event organizers in the communities and health and fitness markets. This acquisition aligns with our technology-enabled, software driven strategy and adds an enterprise software business operating in two additional vertical markets that we believe offer attractive growth fundamentals.

The following table summarizes the cash and non-cash components of the consideration transferred on September 1, 2017 (in thousands):

Cash consideration paid to ACTIVE Network stockholders	$599,497
Fair value of Global Payments common stock issued to ACTIVE Network stockholders	572,079
Total purchase consideration	$1,171,576

We funded the cash portion of the total purchase consideration primarily by drawing on our Revolving Credit Facility (described in "Note 7—Long-term Debt and Lines of Credit"). The acquisition-date fair value of 6,357,509 shares of our common stock issued to the sellers was determined based on the share price of our common stock as of the acquisition date and the effect of certain transfer restrictions.

This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The accounting for this acquisition was not complete as of December 31, 2017. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as we obtain additional information. In particular, additional time is needed to refine and review the results of the valuation of assets and liabilities and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed provisionally determined as of September 30, 2017 and as subsequently revised for measurement-period adjustments, including a reconciliation to the total purchase consideration, are as follows:

	Provisional at September 30, 2017	Measurement- Period Adjustments	Provisional at December 31, 2017

	(in thousands)
Cash and cash equivalents	$42,866	$47	$42,913
Property and equipment	22,889	(904)	21,985
Identified intangible assets	471,120	(60,575)	410,545
Other assets	80,485	6,755	87,240
Deferred income taxes	(26,757)	(4,886)	(31,643)
Other liabilities	(123,047)	(21,085)	(144,132)
Total identifiable net assets	467,556	(80,648)	386,908
Goodwill	704,020	80,648	784,668
Total purchase consideration	$1,171,576	$—	$1,171,576

The measurement-period adjustments were the result of continued refinement of certain estimates, particularly regarding the valuation of identified intangible assets, certain tax positions and deferred income taxes. As of December 31, 2017, we still consider these balances to be provisional because we are still in the process of gathering and reviewing information to support the valuation of identified intangible assets, certain tax positions and deferred income taxes.

Goodwill of $784.7 million arising from the acquisition, included in the North America operating segment, was attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce. We expect that approximately 80% of the goodwill will be deductible for income tax purposes.

The following reflects the provisional estimated fair values of the identified intangible assets and the respective weighted-average estimated amortization periods:

	Provisional Estimated Fair Values	Weighted-Average Estimated Amortization Periods

	(in thousands)	(years)
Customer-related intangible assets	$189,000	17
Acquired technology	153,300	9
Trademarks and trade names	59,400	15
Covenants-not-to-compete	8,845	3
Total estimated acquired intangible assets	$410,545	13

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

Heartland

We merged with Heartland on April 22, 2016 for total purchase consideration of $3.9 billion. The merger significantly expanded our small and medium-sized enterprise distribution, customer base and vertical reach in the United States. The following table summarizes the cash and non-cash components of the consideration transferred on April 22, 2016 (in thousands):

Cash consideration paid to Heartland stockholders	$2,043,362
Fair value of Global Payments common stock issued to Heartland stockholders	1,879,458
Total purchase consideration	$3,922,820

The merger date fair value of common stock issued to Heartland stockholders and equity award holders was determined based on 38.4 million shares of Heartland common stock, including common stock outstanding and equity awards for which vesting accelerated in accordance with the Merger Agreement, multiplied by the exchange ratio of 0.6687 and the closing share price of Global Payments common stock as of April 22, 2016 of $73.29 per share.

This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed provisionally determined as of December 31, 2016 and as subsequently revised for measurement-period adjustments, including a reconciliation to the total purchase consideration, are as follows:

	Provisional at December 31, 2016	Measurement- Period Adjustments	Final

	(in thousands)
Cash and cash equivalents	$304,747	$—	$304,747
Accounts receivable	70,385	—	70,385
Prepaid expenses and other assets	103,090	(5,131)	97,959
Identified intangible assets	1,639,040	—	1,639,040
Property and equipment	106,583	—	106,583
Debt	(437,933)	—	(437,933)
Accounts payable and accrued liabilities	(457,763)	(65)	(457,828)
Settlement processing obligations	(36,578)	(3,727)	(40,305)
Deferred income taxes	(518,794)	18,907	(499,887)
Other liabilities	(64,938)	(33,495)	(98,433)
Total identifiable net assets	707,839	(23,511)	684,328
Goodwill	3,214,981	23,511	3,238,492
Total purchase consideration	$3,922,820	$—	$3,922,820

The measurement-period adjustments were the result of continued refinement of certain estimates, particularly regarding certain tax positions and deferred income taxes.

Goodwill of $3.2 billion arising from the merger, included in the North America segment, was attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce, and is not deductible for income tax purposes. During the year ended December 31, 2016, we incurred transaction costs in connection with the merger of $24.7 million, which were recorded in selling, general and administrative expenses in the consolidated statements of income.

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

FIS Gaming Business

On June 1, 2015, we acquired certain assets of Certegy Check Services, Inc., a wholly-owned subsidiary of Fidelity National Information Services, Inc. ("FIS"). Under the purchase arrangement, we acquired substantially all of the assets of its gaming business related to licensed gaming operators (the "FIS Gaming Business"), including relationships with gaming clients in approximately 260 locations as of the acquisition date, for $237.5 million, funded from borrowings on our revolving credit facility and cash on hand. We acquired the FIS Gaming Business to expand our direct distribution and service offerings in the gaming market.

This transaction was accounted for as a business combination. The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows (in thousands):

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

Realex Payments

On March 25, 2015, we acquired approximately 95% of the outstanding shares of Pay and Shop Limited, which does business as Realex Payments ("Realex"), for €110.2 million in cash ($118.9 million equivalent as of the acquisition date). Realex is a leading European online payment gateway technology provider. This acquisition furthered our strategy to provide omnichannel solutions that combine gateway services, payment service provisioning and payment technology services across Europe.

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

Goodwill of $66.8 million arising from the acquisition, included in the Europe segment, was attributable to expected growth opportunities in Europe, potential synergies from combining our existing business with gateway services and payment service provisioning in certain markets and an assembled workforce to support the newly acquired technology. Goodwill associated with this acquisition is not deductible for income tax purposes. The customer-related intangible assets have an estimated amortization period of 16 years. The acquired technology has an estimated amortization of 10 years. The trade name has an estimated amortization period of 7 years.

Ezidebit

On October 10, 2014, we completed the acquisition of 100% of the outstanding stock of Ezi Holdings Pty Ltd ("Ezidebit") for AUD302.6 million in cash ($266.0 million equivalent as of the acquisition date). This acquisition was funded by a combination of cash on hand and borrowings on our revolving credit facility. Ezidebit is a leading integrated payments company focused on recurring payments verticals in Australia and New Zealand. The acquisition of Ezidebit further enhanced our existing integrated solutions offerings. This transaction was accounted for as a business combination. We recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.

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

Timing differences, interchange fees, Merchant Reserves and exception items cause differences between the amount received from the payment networks and the amount funded to the merchants. These intermediary balances arising in our settlement process for direct merchants are reflected as settlement processing assets and obligations on our consolidated balance sheets. Settlement processing assets and obligations include the components outlined below:

•	Interchange reimbursement. Our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange fee.

•	Receivable from Members. Our receivable from the Members for transactions in which we have advanced funding to the Members to fund merchants in advance of receipt of funding from networks.

•	Receivable from networks. Our receivable from a payment network for transactions processed on behalf of merchants where we are a direct member of that particular network.

•	Exception items. Items such as customer chargeback amounts received from merchants.

•	Merchant Reserves. Reserves held to minimize contingent liabilities associated with losses that may occur under the merchant agreement.

•	Liability to Members. Our liability to the Members for transactions for which funding from the payment network has been received by the Members but merchants have not yet been funded.

•	Liability to merchants. Our liability to merchants for transactions that have been processed but not yet funded where we are a direct member of a particular payment network.

•
Reserve for operating losses and sales allowances. Our reserve for allowances, charges or losses that we do not expect to collect from the merchants due to concessions, merchant fraud, insolvency, bankruptcy or any other merchant-related reason.

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

As of December 31, 2017 and 2016 settlement processing assets and obligations consisted of the following:

	2017	2016

	(in thousands)
Settlement processing assets:
Interchange reimbursement	$304,964	$150,612
Receivable from Members	104,339	71,590
Receivable from networks	2,055,390	1,325,029
Exception items	7,867	6,450
Merchant Reserves	(13,268)	(6,827)
	$2,459,292	$1,546,854

Settlement processing liabilities:
Interchange reimbursement	$72,053	$199,202
Liability to Members	(20,369)	(177,979)
Liability to merchants	(1,961,107)	(1,358,271)
Exception items	6,863	21,194
Merchant Reserves	(133,907)	(158,419)
Reserve for operating losses and sales allowances	(4,042)	(2,939)
	$(2,040,509)	$(1,477,212)

NOTE 4—PROPERTY AND EQUIPMENT

As of December 31, 2017 and 2016, property and equipment consisted of the following:

	Range of Depreciable Lives
	(Years)	2017	2016

		(in thousands)
Land	N/A	$2,742	$6,159
Buildings	25-30	29,309	61,135
Equipment	2-20	280,774	224,460
Software	2-10	411,975	319,214
Leasehold improvements	3-15	63,154	40,158
Furniture and fixtures	3-7	24,054	15,913
		812,008	667,039
Less accumulated depreciation and amortization		(314,336)	(226,570)
Work-in-progress		90,676	85,901
		$588,348	$526,370

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2017 and 2016, goodwill and other intangible assets consisted of the following:

	2017	2016

	(in thousands)
Goodwill	$5,703,992	$4,807,594
Other intangible assets:
Customer-related intangible assets	$2,078,891	$1,864,731
Acquired technologies	722,466	547,151
Trademarks and trade names	247,688	188,311
Contract-based intangible assets	171,522	157,882
	3,220,567	2,758,075
Less accumulated amortization:
Customer-related intangible assets	685,869	487,729
Acquired technologies	210,063	89,633
Trademarks and trade names	50,849	24,142
Contract-based intangible assets	92,079	71,279
	1,038,860	672,783
	$2,181,707	$2,085,292

The following table sets forth the changes in the carrying amount of goodwill for the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015:

	North America	Europe	Asia-Pacific	Total

	(in thousands)
Balance at May 31, 2015	$779,734	$485,921	$226,178	$1,491,833
Goodwill acquired	3,318,768	—	53,402	3,372,170
Effect of foreign currency translation	(3,872)	(13,737)	(15,397)	(33,006)
Measurement-period adjustments	(8,200)	(411)	7,019	(1,592)
Balance at May 31, 2016	4,086,430	471,773	271,202	4,829,405
Goodwill acquired	—	28,820	—	28,820
Effect of foreign currency translation	(1,911)	(45,265)	(2,160)	(49,336)
Measurement-period adjustments	(1,267)	(28)	—	(1,295)
Balance at December 31, 2016	4,083,252	455,300	269,042	4,807,594
Goodwill acquired	784,668	—	—	784,668
Effect of foreign currency translation	5,060	57,838	18,291	81,189
Measurement-period adjustments	23,511	—	7,030	30,541
Balance at December 31, 2017	$4,896,491	$513,138	$294,363	$5,703,992

There was no accumulated impairment loss at any date reflected in the above table.

Customer-related intangible assets, acquired technologies, contract-based intangible assets, and trademarks and trade names acquired during the year ended December 31, 2017 had weighted-average amortization periods of 16.8 years, 8.8 years, 3 years, and 15 years, respectively. Customer-related intangible assets acquired during the 2016 fiscal transition period had a weighted-average amortization period of 12.1 years. Customer-related intangible assets, acquired technologies and trademarks and trade names acquired during the year ended May 31, 2016 had weighted-average amortization periods of 13.9 years, 5.0 years and 7.0 years, respectively. Customer-related intangible assets, acquired technologies and trademarks and trade names acquired during the year ended May 31, 2015 had weighted-average amortization periods of 15.1 years, 9.1 years and 6.1 years, respectively.

Amortization expense of acquired intangibles was $337.9 million for the year ended December 31, 2017, $194.3 million for the 2016 fiscal transition period and $113.7 million and $72.6 million for the years ended May 31, 2016 and 2015, respectively.

The estimated amortization expense of acquired intangibles as of December 31, 2017 for the next five years, calculated using the currency exchange rate at the date of acquisition, if applicable, is as follows (in thousands):

2018	$345,351
2019	323,457
2020	298,135
2021	216,758
2022	177,891

NOTE 6—OTHER ASSETS

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("Visa Europe"). On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe, including ours, upon which we recorded a gain of $41.2 million included in interest and other income in our consolidated statements of income for the 2016 fiscal transition period. We received up-front consideration comprised of €33.5 million ($37.7 million equivalent at June 21, 2016) in cash and Series B and C convertible preferred shares whose initial conversion rate equates to Visa common shares valued at $22.9 million as of June 21, 2016. However, the preferred shares were assigned a value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate, and the estimation uncertainty associated with those factors. Based on the outcome of potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares we ultimately receive could be as low as zero, and approximately €25.6 million ($28.8 million equivalent at June 21, 2016) of the up-front cash consideration could be refundable. We account for the preferred shares using the cost method. On the third anniversary of the closing of the acquisition by Visa, we are contractually entitled to receive €3.1 million ($3.5 million equivalent at June 21, 2016) of deferred consideration (plus compounded interest at a rate of 4.0% per annum).

NOTE 7—LONG-TERM DEBT AND LINES OF CREDIT

As of December 31, 2017 and 2016, long-term debt consisted of the following:

	2017	2016

	(in thousands)
Credit Facility:
Term loans (face amounts of $3,932,677 and $3,728,857 at December 31, 2017 and 2016, respectively, less unamortized debt issuance costs of $37,961 and $46,282 at December 31, 2017 and 2016, respectively)	$3,894,716	$3,682,575
Revolving Credit Facility	765,000	756,000
Capital lease obligations	—	37
Total long-term debt	4,659,716	4,438,612
Less current portion of Credit Facility (face amounts of $108,979 and $187,274 at December 31, 2017 and 2016, respectively, less unamortized debt issuance costs of $8,671 and $9,526 at December 31, 2017 and 2016, respectively) and current portion of capital lease obligations of $37 at December 31, 2016	100,308	177,785
Long-term debt, excluding current portion	$4,559,408	$4,260,827

Maturity requirements on long-term debt as of December 31, 2017 by year are as follows (in thousands):

Years ending December 31,
2018	$108,979
2019	141,912
2020	161,144
2021	180,376
2022	3,021,391
2023 and thereafter	1,083,875
Total	$4,697,677

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). On May 2, 2017, we entered into the Fourth Amendment to the Credit Facility (the "Fourth Amendment"), which increased the total financing capacity available under the Credit Facility to $5.2 billion; however, the aggregate outstanding debt under the Credit Facility did not change as we repaid certain outstanding amounts under the Term A Loan, the Term A-2 Loan and the Revolving Credit Facility (each as defined below) in connection with the Fourth Amendment. As of December 31, 2017, the Credit Facility provided for secured financing comprised of (i) a $1.25 billion revolving credit facility (the "Revolving Credit Facility"); (ii) a $1.5 billion term loan (the "Term A Loan"), (iii) a $1.3 billion term loan (the "Term A-2 Loan"); and (iv) a $1.2 billion term loan facility, which replaced the Term B Loan (the "Term B-2 Loan"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility.

The Credit Facility provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a leverage-based margin. As of December 31, 2017, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B Loan were 3.32%, 3.24% and 3.57%, respectively.

The Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility expires, on May 2, 2022. The Term B-2 Loan matures on April 22, 2023. The Term A Loan principal must be repaid in quarterly installments in the amount of 1.25% of principal through June 2019, increasing to 1.875% of principal through June 2021, and increasing to 2.50% of principal through March 2022, with the remaining principal balance due upon maturity in May 2022. The Term A-2 Loan principal must be repaid in quarterly installments of $1.7 million through June 2018, increasing to quarterly installments of $8.6 million through March 2022, with the remaining balance due upon maturity in May 2022. The Term B-2 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023.

The Credit Facility allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at December 31, 2017 were $473.3 million. As of December 31, 2017, the interest rate on the Revolving Credit Facility was 3.24%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

The portion of deferred debt issuance costs related to the Revolving Credit Facility is included in other noncurrent assets, and the portion of deferred debt issuance costs related to the term loans is reported as a reduction to the carrying amount of the term loans. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our settlement lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of December 31, 2017 and 2016, a total of $59.3 million and $51.0 million, respectively, of cash on deposit was used to determine the available credit.

As of December 31, 2017 and 2016, respectively, we had $635.2 million and $392.1 million outstanding under these lines of credit with additional capacity of $689.4 million as of December 31, 2017 to fund settlement. The weighted-average interest rate on these borrowings was 1.97% and 1.90% at December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the maximum and average outstanding balances under these lines of credit were $863.6 million and $334.0 million, respectively.

Compliance with Covenants

The Credit Facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the agreement. As of December 31, 2017, financial covenants under the Credit Facility required a leverage ratio no greater than: (i) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2017 through June 30, 2018; (ii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2018 through June 30, 2019; and (iii) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00.

The Credit Facility and settlement lines of credit also include various other covenants that are customary in such borrowings. The Credit Facility includes covenants, subject in each case to exceptions and qualifications that may restrict certain payments, including, in certain circumstances, the payment of cash dividends in excess of our current rate of $0.01 per share per quarter.

The Credit Facility also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the year ended December 31, 2017.

Interest Rate Swap Agreements

We have interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as portfolio cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income, except for any ineffective portion of the change in fair value, which would be immediately recorded in interest expense. During the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015, there was no ineffectiveness. The fair values of the interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included in the consolidated balance sheets:

		Weighted-Average Fixed Rate of Interest at	Range of Maturity Dates at	December 31,
Derivative Financial Instruments	Balance Sheet Location	December 31, 2017	December 31, 2017	2017	2016
				(in thousands)
Interest rate swaps (Notional of $1,300 and $250 million at December 31, 2017 and 2016, respectively)	Other noncurrent assets	1.59%	February 28, 2019 - March 31, 2021	$9,202	$2,147
Interest rate swaps (Notional of $0 million and $750 million at December 31, 2017 and 2016, respectively)	Accounts payable and accrued liabilities	NA	NA	$—	$3,175

NA = Not applicable.

As of December 31, 2017, the interest rate swap agreements effectively convert $1.3 billion of our variable-rate debt to the weighted-average fixed rates shown in the table above plus a leverage-based margin.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the periods presented:

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015
	(in thousands)
Amount of net unrealized gain (loss) recognized in other comprehensive income	$4,549	$5,532	$(12,859)	$(10,116)
Amount of net losses reclassified out of other comprehensive income to interest expense	$5,673	$4,222	$8,240	$3,958

At December 31, 2017, the amount of gain in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $2.4 million.

Interest Expense

Interest expense was $174.3 million, $108.6 million, $67.9 million and $39.9 million for the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015, respectively.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2017 and 2016, accounts payable and accrued liabilities consisted of the following:

	2017	2016

	(in thousands)
Customer deposits	$397,085	$303,353
Compensation and benefits	102,187	94,190
Unearned revenue	101,029	69,437
Payment network fees	97,304	87,591
Trade accounts payable	47,391	28,178
Commissions payable to third parties	35,855	39,370
Income taxes payable(1)	35,405	16,810
Unclaimed property	26,468	15,156
Third-party processing fees	24,267	24,971
Current portion of accrued buyout liability(2)	20,739	19,392
Other	151,877	106,439
	$1,039,607	$804,887

(1) The 2017 U.S. Tax Act creates a territorial tax system (with a one-time mandatory "transition" tax on previously deferred foreign earnings), effective January 1, 2018. The transition tax on those deemed repatriated earnings may be paid over eight years. We recorded income taxes payable of $63.7 million on previously deferred foreign earnings, of which $55.7 million is included in other noncurrent liabilities on the consolidated balance sheet as of December 31, 2017 since those payments are not due within the next 12 months.

(2) The noncurrent portion of accrued buyout liability of $64.1 million and $58.6 million is included in other noncurrent liabilities on the consolidated balance sheets as of December 31, 2017 and 2016, respectively.

NOTE 9—INCOME TAX

The income tax provision (benefit) for the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015 consisted of the following:

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015

	(in thousands)
Current income tax provision (benefit):
Federal	$79,903	$22,859	$26,493	$25,022
State	3,468	3,443	5,454	3,905
Foreign	67,851	42,681	56,689	(10,346)
	151,222	68,983	88,636	18,581
Deferred income tax provision (benefit):
Federal	(266,869)	(36,447)	(18,205)	14,822
State	9,678	(1,842)	(3,620)	3,606
Foreign	4,582	4,967	3,884	70,986
	(252,609)	(33,322)	(17,941)	89,414
	$(101,387)	$35,661	$70,695	$107,995

The income tax provision allocated to noncontrolling interests was $8.6 million for the year ended December 31, 2017, $4.4 million for the 2016 fiscal transition period and $7.3 million and $8.6 million for the years ended May 31, 2016 and 2015, respectively.

The following presents income (loss) before income taxes for the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015:

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015

	(in thousands)
United States	$29,692	$(55,279)	$59,876	$135,901
Foreign	362,991	228,623	301,036	281,209
	$392,683	$173,344	$360,912	$417,110

On December 22, 2017, the United States enacted the 2017 U.S. Tax Act, which resulted in numerous changes, including a reduction in the U.S. federal tax rate from 35% to 21% effective January 1, 2018 and the transition of the U.S. federal tax system to a territorial regime. As part of this transition, the 2017 U.S. Tax Act imposed a one-time mandatory "transition" tax on foreign earnings not previously subjected to U.S. income tax, payable over eight years.

As of December 31, 2017, pursuant to guidance provided in SAB 118, we have not completed our accounting for the effects of the 2017 U.S. Tax Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For these items, which are further described below, we have recognized a provisional net income tax benefit of $158.7 million, which is included as a component of income tax benefit in our consolidated statement of income for the year ended December 31, 2017. To the extent that any other provisions of the 2017 U.S. Tax Act are determined to affect our December 31, 2017 provision, we have not recorded provisional amounts.

We remeasured our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse, which is now 21% instead of 35%. We are still analyzing certain aspects of the 2017 U.S. Tax Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts during the measurement period. The provisional income tax benefit recorded as a result of remeasuring our deferred tax assets and liabilities at the lower income tax rate was $222.4 million.

The one-time transition tax established by the 2017 U.S. Tax Act is based on our total post-1986 foreign earnings and profits, offset by allowable foreign tax credits. The transition tax rate applied to our foreign earnings is based on the amount of those earnings held in cash and cash equivalents, as well as other assets. We recorded a provisional income tax expense of $63.7 million for the transition tax on our previously deferred foreign earnings. We have not yet finalized our calculation of the post-1986 earnings and profits for our foreign subsidiaries, on which the transition tax is based. We are continuing to gather additional information to more precisely compute the amount of the transition tax.

Prior to the enactment of the 2017 U.S. Tax Act, the undistributed earnings of all foreign subsidiaries were considered to be indefinitely reinvested outside the United States (approximately $1.4 billion at December 31, 2016). As a result of the enactment of the 2017 U.S. Tax Act, our provisional position is that we now only consider approximately $60 million of our undistributed foreign earnings to be indefinitely reinvested outside the United States as of December 31, 2017. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If we were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax.

Our effective tax rates for periods presented differ from the federal statutory rate for the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015 as follows:

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015
Federal U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.9	0.6	0.4	1.1
Federal U.S. transition tax	16.2	—	—	—
Federal U.S. rate reduction	(55.6)	—	—	—
Foreign income taxes (primarily U.K.)	(12.0)	(12.6)	(10.1)	(8.5)
Foreign interest income not subject to tax	(2.2)	(2.3)	(2.6)	(1.8)
Taxes on unremitted earnings	—	—	(3.5)	—
Share-based compensation expense	(4.2)	—	—	—
Valuation allowance	(3.2)	—	—	—
Other	(1.7)	(0.1)	0.4	1.0
Effective tax rate attributable to Global Payments	(25.8)	20.6	19.6	26.8
Effective tax rate allocated to noncontrolling interests	—	—	—	(0.9)
Effective tax rate	(25.8)%	20.6%	19.6%	25.9%

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of December 31, 2017 and 2016 reflect the effect of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of December 31, 2017 and 2016, principal components of deferred tax items were as follows:

	2017	2016

	(in thousands)
Deferred income tax assets:
Basis difference - U.K. business	$8,961	$11,145
Domestic net operating loss carryforwards	17,228	12,723
Foreign income tax credit carryforwards	—	7,140
Foreign net operating loss carryforwards	3,819	2,559
Share-based compensation expense	7,856	11,656
Accrued expenses	34,582	54,030
Other	18,502	9,101
	90,948	108,354
Less valuation allowance	(16,550)	(16,611)
	74,398	91,743
Deferred tax liabilities:
Acquired intangibles	410,563	663,922
Property and equipment	77,481	86,548
Other	10,087	1,956
	498,131	752,426
Net deferred income tax liability	$(423,733)	$(660,683)

The net deferred income taxes reflected on our consolidated balance sheets as of December 31, 2017 and 2016 are as follows:

	2017	2016

	(in thousands)
Noncurrent deferred income tax asset	$13,146	$15,789
Noncurrent deferred income tax liability	(436,879)	(676,472)
	$(423,733)	$(660,683)

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015 are summarized below (in thousands):

Balance at May 31, 2014	$(7,199)
Utilization of foreign net operating loss carryforwards	3,387
Other	(11)
Balance at May 31, 2015	(3,823)
Allowance for foreign income tax credit carryforward	(7,140)
Allowance for domestic net operating loss carryforwards	(4,474)
Allowance for domestic net unrealized capital loss	(1,526)
Release of allowance of domestic capital loss carryforward	1,746
Other	98
Balance at May 31, 2016	(15,119)
Allowance for domestic net operating loss carryforwards	(1,504)
Release of allowance of domestic net unrealized capital loss	12
Balance at December 31, 2016	(16,611)
Allowance for foreign net operating loss carryforwards	(6,469)
Allowance for domestic net operating loss carryforwards	(3,793)
Allowance for state credit carryforwards	(685)
Rate change on domestic net operating loss and capital loss carryforwards	3,868
Utilization of foreign income tax credit carryforward	7,140
Balance at December 31, 2017	$(16,550)

The increase in the valuation allowance related to net operating loss carryforwards of $10.3 million for the year ended December 31, 2017 relates primarily to carryforward assets recorded as part of the acquisition of ACTIVE Network. The increase in the valuation allowance related to domestic net operating loss carryforwards of $1.5 million and $4.5 million for the 2016 fiscal transition period and the year ended May 31, 2016, respectively, relates to acquired carryforwards from the merger with Heartland.

Foreign net operating loss carryforwards of $43.2 million and domestic net operating loss carryforwards of $28.9 million at December 31, 2017 will expire between December 31, 2026 and December 31, 2037 if not utilized.

We conduct business globally and file income tax returns in the domestic federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world. We are no longer subjected to state income tax examinations for years ended on or before May 31, 2008, U.S. federal income tax examinations for years ended on or before December 31, 2013 and U.K. federal income tax examinations for years ended on or before May 31, 2014.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits, excluding penalties and interest, for the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015 is as follows:

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015

	(in thousands)
Balance at the beginning of the year	$17,916	$7,803	$2,559	$67,576
Additions based on income tax positions related to the current year	7,537	4,626	287	6,311
Additions related to acquisition	13,061	6,149	6,151	—
Additions for income tax positions of prior years	411	247	753	512
Effect of foreign currency fluctuations on income tax positions	27	(3)	2	(5,713)
Reductions for income tax positions of prior years	(7,285)	(906)	(123)	(32)
Settlements with income tax authorities	(449)	—	(1,826)	(504)
Changes in judgment regarding tax position	—	—	—	(65,591)
Balance at the end of the year	$31,218	$17,916	$7,803	$2,559

As of December 31, 2017, the total amount of gross unrecognized income tax benefits that, if recognized, would affect the provision for income taxes is $24.1 million.

NOTE 10—SHAREHOLDERS’ EQUITY

We make repurchases of our common stock mainly through the use of open market purchases and, at times, through accelerated share repurchase programs ("ASR's"). As of December 31, 2017, we were authorized to repurchase up to $264.9 million of our common stock. On February 6, 2018, the board increased its authorization to repurchase shares to $600 million.

Year Ended December 31, 2017

During the year ended December 31, 2017, through open market repurchase plans, we repurchased and retired 376,309 shares of our common stock at a cost of $34.8 million, or an average cost of $92.51 per share, including commissions.

2016 Fiscal Transition Period

During the 2016 fiscal transition period, through open market repurchase plans, we repurchased and retired 2.5 million shares of our common stock at a cost of $178.2 million, or an average cost of $70.77 per share, including commissions.

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

In addition to shares repurchased under the ASR during the year ended May 31, 2016, we repurchased and retired 1.5 million shares of our common stock at a cost of $85.9 million, or an average cost of $58.12 per share, including commissions, through open market repurchase plans.

Year Ended May 31, 2015

On April 10, 2015, we entered into an ASR with a financial institution to repurchase an aggregate of $100 million of our common stock. In exchange for an up-front payment of $100 million, we repurchased 1,955,730 shares at an average price of $51.13 per share. In addition to shares repurchased under the ASR during the year ended May 31, 2015, we repurchased and retired 7.0 million shares of our common stock at a cost of $269.0 million, or an average cost of $38.19 per share, including commissions, through open market repurchase plans.

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

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015

	(in thousands)
Share-based compensation expense	$39,095	$18,707	$30,809	$21,056
Income tax benefit	$13,849	$6,582	$9,879	$6,907

Restricted Stock

Restricted stock awards vest in equal annual installments over a three- or four-year period and in some cases vest at the end of a three-year service period. Restricted shares cannot be sold or transferred until they have vested. The grant date fair value of restricted stock awards, which is based on the quoted market value of our common stock on the grant date, is recognized as share-based compensation expense on a straight-line basis over the vesting period.

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

Leveraged Performance Units

During the year ended May 31, 2015, certain executives were granted performance units that we refer to as "leveraged performance units," or "LPUs." LPUs contain a market condition based on our relative stock price growth over a three-year performance period. The LPUs contain a minimum threshold performance which, if not met, would result in no payout. The LPUs also contain a maximum award opportunity set as a fixed dollar and fixed number of shares. After the three-year performance period, which concluded in October 2017, one-third of the earned units converted to unrestricted common stock. The remaining two-thirds converted to restricted stock that will vest in equal installments on each of the first two anniversaries of the conversion date. We recognize share-based compensation expense based on the grant date fair value of the LPUs, as determined by use of a Monte Carlo model, on a straight-line basis over the requisite service period for each separately vesting portion of the LPU award.

The following table summarizes the changes in unvested restricted stock and performance awards for the year ended December 31, 2017, the 2016 fiscal transition period and for the years ended May 31, 2016 and 2015:

	Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Unvested at May 31, 2014	1,754	$22.72
Granted	954	36.21
Vested	(648)	23.17
Forfeited	(212)	27.03
Unvested at May 31, 2015	1,848	28.97
Granted	461	57.04
Vested	(633)	27.55
Forfeited	(70)	34.69
Unvested at May 31, 2016	1,606	37.25
Granted	348	74.26
Vested	(639)	31.38
Forfeited	(52)	45.27
Unvested at December 31, 2016	1,263	49.55
Granted	899	79.79
Vested	(858)	39.26
Forfeited	(78)	59.56
Unvested at December 31, 2017	1,226	$78.29

The total fair value of restricted stock and performance awards vested was $33.7 million for the year ended December 31, 2017, $20.0 million for the 2016 fiscal transition period and $17.4 million and $15.0 million, respectively, for the years ended May 31, 2016 and 2015.

For restricted stock and performance awards, we recognized compensation expense of $35.2 million for the year ended December 31, 2017, $17.2 million for the 2016 fiscal transition period and $28.8 million and $19.8 million, respectively, for the years ended May 31, 2016 and 2015. As of December 31, 2017, there was $46.1 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 1.8 years. Our restricted stock and performance award plans provide for accelerated vesting under certain conditions.

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

The following summarizes changes in stock option activity for the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31, 2014	1,532	$20.36	3.8	$21.3
Granted	306	35.78
Forfeited	(48)	27.42
Exercised	(896)	20.15		16.6
Outstanding at May 31, 2015	894	25.47	5.2	23.9
Granted	145	55.92
Forfeited	(8)	16.10
Exercised	(220)	22.46		9.4
Outstanding at May 31, 2016	811	31.81	5.8	36.8
Granted	73	74.66
Forfeited	(1)	22.93
Exercised	(124)	22.26		6.5
Outstanding at December 31, 2016	759	37.51	6.0	24.5
Granted	124	79.45
Forfeited	—	—
Exercised	(160)	23.50		10.1
Outstanding at December 31, 2017	723	$47.79	6.4	$37.9

Options vested and exercisable at December 31, 2017	502	$36.60	5.4	$31.9

We recognized compensation expense for stock options of $2.6 million during the year ended December 31, 2017 and $1.1 million, $1.4 million and $0.7 million during the 2016 fiscal transition period and the fiscal years ended May 31, 2016 and 2015, respectively. As of December 31, 2017, we had $3.4 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.8 years.

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2017, the 2016 fiscal transition period and during the years ended May 31, 2016 and 2015 was $23.68, $21.87, $15.60 and $8.45, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015
Risk-free interest rate	1.99%	1.05%	1.62%	1.57%
Expected volatility	30.00%	31.58%	28.65%	23.65%
Dividend yield	0.06%	0.06%	0.10%	0.13%
Expected term (years)	5	5	5	5

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

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the periods presented are as follows:

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015

	(in thousands)
Income taxes paid (refunded), net	$97,002	$(3,680)	$89,684	$66,726
Interest paid	$154,200	$93,624	$58,730	$36,537

NOTE 13—NONCONTROLLING INTERESTS

The following table is the reconciliation of net income attributable to noncontrolling interests to comprehensive income attributable to noncontrolling interests for the periods presented:

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015

	(in thousands)
Net income attributable to noncontrolling interests	$25,645	$12,752	$18,551	$31,075
Foreign currency translation attributable to noncontrolling interests	13,807	(8,417)	471	(28,597)
Comprehensive income attributable to noncontrolling interests	$39,452	$4,335	$19,022	$2,478

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Foreign Currency Translation	Unrealized Losses on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)
Balance at May 31, 2014	$1,583	$—	$(3,359)	$(1,776)
Other comprehensive loss, net of tax	(179,892)	(3,874)	(450)	(184,216)
Balance at May 31, 2015	(178,309)	(3,874)	(3,809)	(185,992)
Other comprehensive loss, net of tax	(56,329)	(2,881)	(848)	(60,058)
Balance at May 31, 2016	(234,638)	(6,755)	(4,657)	(246,050)
Other comprehensive income (loss), net of tax	(83,812)	6,115	1,030	(76,667)
Balances at December 31, 2016	(318,450)	(640)	(3,627)	(322,717)
Other comprehensive income (loss), net of tax	132,594	7,639	(660)	139,573
Balances at December 31, 2017	$(185,856)	$6,999	$(4,287)	$(183,144)

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

Information on segments and reconciliations to consolidated revenues and consolidated operating income are as follows for the periods presented:

	Year Ended December 31,	Seven Months Ended December 31,	Year Ended May 31,
	2017	2016	2016	2015

	(in thousands)
Revenues (1):
North America	$2,929,522	$1,650,616	$2,052,623	$1,968,890
Europe	767,524	403,823	631,900	615,966
Asia-Pacific	278,117	148,457	213,627	188,862
Consolidated revenues	$3,975,163	$2,202,896	$2,898,150	$2,773,718

Operating income (loss) (1):
North America	$457,009	$233,850	$307,626	$293,139
Europe	272,769	145,767	244,837	240,014
Asia-Pacific	81,273	37,530	50,743	39,697
Corporate(2)	(252,183)	(179,196)	(178,262)	(116,253)
Consolidated operating income	$558,868	$237,951	$424,944	$456,597

Depreciation and amortization (1):
North America	$379,953	$208,198	$128,618	$81,051
Europe	46,928	26,178	40,194	39,910
Asia-Pacific	16,466	10,385	13,935	9,973
Corporate	7,804	2,810	5,134	6,571
Consolidated depreciation and amortization	$451,151	$247,571	$187,881	$137,505

(1) Revenues, operating income and depreciation and amortization reflect the effect of acquired businesses from the respective dates of acquisition. For further discussion, see "Note 2—Acquisitions."

(2) During the year ended December 31, 2017, the seven months ended December 31, 2016 and the year ended May 31, 2016, operating loss for Corporate included acquisition and integration expenses of $94.6 million, $91.6 million and $51.3 million, respectively.

Enterprise-Wide Information

As a percentage of our total consolidated revenues, revenues from external customers in the United States and the United Kingdom were 66% and 11%, respectively, for the year ended December 31, 2017. Revenues from external customers in the United States and the United Kingdom were 67% and 10%, respectively, for the 2016 transition period. Revenues from external customers in the United States, the United Kingdom, and Canada were 61%, 10% and 10%, respectively, for the year ended May 31, 2016; and 60%, 13% and 11%, respectively, for the year ended May 31, 2015. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.

Long-lived assets, excluding goodwill and other intangible assets, by location as of December 31, 2017 and 2016 were as follows:

	2017	2016

	(in thousands)
United States	$451,436	$413,499
Foreign countries	136,912	112,871
	$588,348	$526,370

NOTE 16—COMMITMENTS AND CONTINGENCIES

Leases and Purchase Obligations

We conduct a major part of our operations using leased facilities and equipment. Many of these operating leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for the year ended December 31, 2017, the 2016 fiscal transition period and the years ended May 31, 2016 and 2015 was $44.7 million, $19.2 million, $19.7 million and $17.5 million, respectively. We also have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts.

In May 2017, we sold our operating facility in Jeffersonville, Indiana for $37.5 million and simultaneously leased the property back for an initial term of 20 years, followed by four optional renewal terms of 5 years. The arrangement met the criteria to be treated as a sale for accounting purposes, and as a result, we derecognized the associated property. There was no resulting gain or loss on the sale because the proceeds received were equal to the carrying amount of the property. We are accounting for the lease as an operating lease.

Future minimum payments at December 31, 2017 for noncancelable operating leases and purchase obligations were as follows:

	Operating Leases	Purchase Obligations

	(in thousands)
Years ending December 31:
2018	$41,542	$70,663
2019	35,916	58,494
2020	28,149	51,850
2021	25,436	42,699
2022	23,946	13,734
Thereafter	179,295	31,511
Total future minimum payments	$334,284	$268,951

Legal

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

Heartland, Heartland’s board of directors, Global Payments, Data Merger Sub One, Inc. (a wholly owned subsidiary of Global Payments) and Data Merger Sub Two, LLC (a wholly owned subsidiary of Global Payments) were named as defendants in a putative class action lawsuit challenging the merger with Heartland. The suit was filed on January 8, 2016 in the New Jersey Superior Court, Mercer County, Civil Division, and is captioned Kevin Merchant v. Heartland Payment Systems, et al, L-45-16. The complaint alleged, among other things, that the directors of Heartland breached their fiduciary duties to Heartland stockholders by agreeing to sell Heartland for inadequate consideration, agreeing to improper deal protection terms in the merger agreement, failing to properly value Heartland, and filing a materially incomplete registration statement with the Securities and Exchange Commission. In addition, the complaint alleged that Heartland, Global Payments, Data Merger Sub One, and Data Merger Sub Two aided and abetted these purported breaches of fiduciary duty. On April 12, 2016, solely to avoid the costs, disruption and distraction of further litigation, and without admitting the validity of any allegations made by the plaintiff, Heartland and Global Payments reached an agreement to settle the suit and entered into a Memorandum of Understanding to document the terms and conditions for settlement of the suit.  On April 7, 2017, the court approved the parties' settlement agreement under which Heartland agreed to pay Plaintiffs’ counsel an immaterial amount of attorney’s fees. The settlement releases all claims that were or could have been brought challenging any aspect of the merger with Heartland or the merger agreement related thereto.

We have reached preliminary agreement to resolve an SEC investigation against Heartland, which commenced prior to the acquisition of Heartland by us and concerns certain non-financial disclosures made by prior Heartland management between 2013 and 2015. We expect the final resolution of the investigation to be immaterial to our business, financial condition and results of operations.

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

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers ("BIN") for Visa transactions and an Interbank Card Association ("ICA") number for MasterCard transactions, to clear credit card transactions through Visa and MasterCard. Certain of these agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2017.

NOTE 17—COMPARATIVE DATA FOR THE YEAR ENDED DECEMBER 31, 2016 AND THE SEVEN MONTHS ENDED DECEMBER 31, 2015 (UNAUDITED)

The condensed consolidated statement of income for the year ended December 31, 2016 and the seven months ended December 31, 2015 is as follows (in thousands, except per share data):

	Year Ended December 31,	Seven Months Ended December 31,
	2016	2015

Revenues	$3,370,976	$1,730,070
Operating expenses:
Cost of service	1,603,532	638,700
Selling, general and administrative	1,411,096	784,823
	3,014,628	1,423,523

Operating income	356,348	306,547

Interest and other income	46,780	2,886
Interest and other expense	(146,156)	(32,149)
	(99,376)	(29,263)

Income before income taxes	256,972	277,284
Provision for income taxes	(36,267)	(70,089)
Net income	220,705	207,195
Less: Net income attributable to noncontrolling interests	(18,952)	(12,351)
Net income attributable to Global Payments	$201,753	$194,844

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.38	$1.50
Diluted earnings per share	$1.37	$1.49

NOTE 18—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended December 31, 2017 and 2016 are as follows (in thousands, except per share data):

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

Year Ended December 31, 2017
Revenues	$919,762	$962,240	$1,038,907	$1,054,253
Operating income	104,970	131,852	172,471	149,575
Net income	52,959	72,443	118,362	250,305
Net income attributable to Global Payments	48,813	66,909	110,740	241,962
Basic earnings per share attributable to Global Payments	0.32	0.44	0.72	1.52
Diluted earnings per share attributable to Global Payments	0.32	0.44	0.71	1.51

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016

Year Ended December 31, 2016
Revenues	$626,259	$842,644	$951,885	$950,187
Operating income	94,573	61,161	120,389	80,226
Net income	63,447	67,133	62,224	27,902
Net income attributable to Global Payments	59,911	62,233	55,510	24,101
Basic earnings per share attributable to Global Payments	0.46	0.42	0.36	0.16
Diluted earnings per share attributable to Global Payments	0.46	0.42	0.36	0.16

The quarterly financial data in the table above reflect the effects of acquisitions and borrowings to fund certain of those acquisitions. Notably, we acquired Heartland during the quarter ended June 30, 2016 and ACTIVE Network during the quarter ended September 30, 2017. Additionally, our consolidated results reflected incremental expenses associated with the acquisition and integration of Heartland and ACTIVE Network. See "Note 2—Acquisitions" for further discussion of our acquisitions.

Acquisition and integration expenses were $26.1 million, $21.9 million, $21.5 million and $25.1 million for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively. Acquisition and integration expenses were $8.5 million, $50.5 million, $34.0 million, and $49.1 million for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, respectively.

Results for the quarter ended June 30, 2016 reflect a gain of $41.2 million recorded in connection with the sale of our membership interests in Visa Europe. See "Note 6—Other Assets" for further discussion of this transaction.

Results for the quarter ended December 31, 2017 reflect the effects of a net income tax benefit of $158.7 million in connection with the 2017 U.S. Tax Act, which was enacted on December 22, 2017. See "Note 9—Income Tax" for further discussion of the new tax legislation.

GLOBAL PAYMENTS INC.
SCHEDULE II

Valuation & Qualifying Accounts
(in thousands)

(a)	(b)	(c)	(d)	(e)
Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Uncollectible Accounts Write-Offs (Recoveries)	Balance at End of Period

Allowance for doubtful accounts
May 31, 2015	$401	$324	$257	$468
May 31, 2016	468	515	630	353
December 31, 2016(2)	353	4,283	3,544	1,092
December 31, 2017	$1,092	$6,113	$5,378	$1,827

Reserve for operating losses-merchant card processing (1)
May 31, 2015	$1,724	$4,928	$5,366	$1,286
May 31, 2016	1,286	3,729	2,555	2,460
December 31, 2016(2)	2,460	4,629	4,810	2,279
December 31, 2017	$2,279	$14,893	$13,712	$3,460

Reserve for sales allowances-merchant card processing (1)
May 31, 2015	$601	$7,974	$3,646	$4,929
May 31, 2016	4,929	3,571	7,450	1,050
December 31, 2016(2)	1,050	2,637	3,027	660
December 31, 2017	$660	$3,874	$3,954	$580

Reserve for operating losses-check guarantee processing
May 31, 2015	$2,998	$9,578	$9,892	$2,684
May 31, 2016	2,684	22,827	20,643	4,868
December 31, 2016(2)	4,868	15,204	14,286	5,786
December 31, 2017	$5,786	$28,064	$28,112	$5,738

Deferred income tax asset valuation allowance
May 31, 2015	$7,199	$(3,376)	$—	$3,823
May 31, 2016	3,823	11,296	—	15,119
December 31, 2016(2)	15,119	1,492	—	16,611
December 31, 2017	$16,611	$7,079	$7,140	$16,550

(1)Included in settlement processing obligations.
(2)Additions and deductions in columns (c) and (d), respectively, are for the seven months ended December 31, 2016.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control - Integrated Framework (2013).

We completed our acquisition of ACTIVE Network on September 1, 2017. As permitted by the SEC rules and regulations management's assessment did not include the internal control of the acquired operations of ACTIVE Network which are included in our consolidated financial statements as of December 31, 2017 and for the period from the acquisition date through December 31, 2017. In accordance with our integration efforts, we plan to incorporate ACTIVE Network's operations into our internal control over financial reporting program within the time period provided by applicable SEC rules and regulations. The assets, excluding goodwill of ACTIVE Network, constituted approximately 4.3% of our total consolidated assets as of December 31, 2017. ACTIVE Network's revenues were less than 1.5% of our total consolidated revenues, and ACTIVE Network did not contribute to our consolidated operating income for the year ended December 31, 2017.

Based on the results of its evaluation, which excluded an assessment of the internal control of the acquired operations of ACTIVE Network, management believes that as of December 31, 2017, our internal control over financial reporting is effective based on those criteria. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting, which is included in this Annual Report.

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

Changes in Internal Control over Financial Reporting

On April 22, 2016, we completed our merger with Heartland, which we have since been integrating into our North America segment. As part of our integration activities, we have completed the incorporation of Heartland's operations into our internal control over financial reporting program.

On September 1, 2017, we completed our acquisition of ACTIVE Network, which is being integrated into our North America segment. As part of our ongoing integration activities, we are continuing to apply our controls and procedures to the ACTIVE Network and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude.

We also added internal controls over the disclosures related to the expected accounting and reporting effects of the new revenue accounting standard, which is effective for us as of January 1, 2018, as well as, the provisional effects on our accounting and disclosure for income taxes during the year ended December 31, 2017 as a result of the 2017 U.S. Tax Act and the related accounting guidance issued by the SEC.

There were no other changes in our internal control over financial reporting during the fourth quarter of calendar 2017 (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors, executive officers and our corporate governance contained under the headings "Proposal 1: Election of Directors" and "Biographical Information About Our Executive Officers" and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading "Additional Information-Section 16(a) Beneficial Ownership Reporting Compliance" from our proxy statement to be delivered in connection with our 2018 Annual Meeting of Shareholders to be held on April 27, 2018 (the "2018 Proxy Statement").

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

ITEM 11 - EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation and the report of the Compensation Committee contained under the headings "Compensation, Discussion, and Analysis," and "Corporate Governance-Director Compensation" from our 2018 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings "Common Stock Ownership-Common Stock Ownership of Management" and "Common Stock Ownership-Common Stock Ownership by Certain Other Persons" from our 2018 Proxy Statement.

The following table provides certain information as of December 31, 2017 concerning the shares of our common stock that may be issued under existing equity compensation plans. For more information on these plans, see "Note 10—Shareholders' Equity" in the notes to the accompanying consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	722,431	$47.79	11,810,191
Equity compensation plans not approved by security holders	—	—	—
Total	722,431	$47.79	11,810,191

Includes 11,046,846 shares authorized for issuance under the 2011 Incentive Plan, all of which are available for issuance pursuant to grants of full-value stock awards. Also includes 50,462 shares authorized under the Amended and Restated 2005 Incentive Plan and 106,836 shares authorized under the 2000 Director Option Plan. We do not intend to issue shares under either the Amended and Restated 2005 Incentive Plan or the 2000 Director Option Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and our affiliates and the independence of our directors contained under the headings "Additional Information--Relationships and Related Party Transactions" and "Corporate Governance--Board Independence" from our 2018 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading "Proposal Three: Ratification of Reappointment of Auditors" from our 2018 Proxy Statement.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES:

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

Page Number
Reports of Independent Registered Public Accounting Firm	49
Consolidated Statements of Income for the year ended December 31, 2017, the seven months ended December 31, 2016 and the years ended May 31, 2016 and 2015	52
Consolidated Statements of Comprehensive Income for the year ended December 31, 2017, the seven months ended December 31, 2016 and the years ended May 31, 2016 and 2015	53
Consolidated Balance Sheets as of December 31, 2017 and 2016	54
Consolidated Statements of Cash Flows for the year ended December 31, 2017, the seven months ended December 31, 2016 and the years ended May 31, 2016 and 2015	55
Consolidated Statements of Changes in Equity for the year ended December 31, 2017, the seven months ended December 31, 2016 and the years ended May 31, 2016 and 2015	56
Notes to Consolidated Financial Statements	58

(2) Financial Statement Schedules

Page Number
Schedule II, Valuation and Qualifying Accounts	95

All other schedules to our consolidated financial statements have been omitted because they are not required under the related instruction or are inapplicable, or because we have included the required information in our consolidated financial statements or related notes.

(3) Exhibits

The following exhibits either (i) are filed with this Annual Report on Form 10-K or (ii) have previously been filed with the SEC and are incorporated in this Item 15 by reference to those prior filings.

Exhibit No.	Description
2.1++
Agreement and Plan of Merger, dated as of December 15, 2015, by and among Global Payments Inc., Data Merger Sub One, Inc., Data Merger Sub Two, LLC and Heartland Payment Systems, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 17, 2015.

2.2++
Agreement and Plan of Merger, dated as of January 23, 2014, by and among the Company, Payment Processing, Inc. and, solely for the limited purposes set forth therein, certain additional parties thereto, incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed April 3, 2014.

2.3++
Stock Purchase and Merger Agreement, dated as August 2, 2017, by and among Athlaction Topco, LLC, the Vista Blocker Sellers (as defined therein), Vista Equity Partners Management, LLC, as Sellers’ Representative, Global Payments Inc., Athens Merger Sub, LLC and the Vista AIVs and Vista GPs (as defined therein and solely for the limited purposes set forth therein), incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 8, 2017.

2.4++
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

4.1
Stockholders Agreement, dated August 31, 2017, by an among the Company and the stockholders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2017.

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

10.4
Third Amendment dated March 30, 2017, to Second Amended and Restated Credit Agreement, dated as of July 31, 2015 among the Company, the other borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017.

10.5
Fourth Amendment, dated May 2, 2017, to Second Amended and Restated Credit Agreement, dated as of July 31, 2015 among the Company, the other borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by referenced to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017.

10.6
First Amended and Restated Marketing Alliance Agreement with HSBC Bank plc, dated June 12, 2009, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed July 28, 2009, File No. 001-16111.

10.7+	Amended and Restated 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed July 28, 2010.
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

10.12+	Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed September 16, 2010.
10.13+	Amended and Restated 2011 Incentive Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KT filed on February 28, 2017.
10.14+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2017), incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 4, 2017.

10.15+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2017) incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 4, 2017.

10.16+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2017) incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 4, 2017.

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

10.21+
Fourth Amended and Restated Non-Employee Director Compensation Plan, dated September 28, 2016 (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed January 9, 2017.

10.22+
Annual Performance Plan, adopted August 29, 2012 (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011), incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed July 25, 2013.

10.23+
Employment Agreement by and between the Company and Jeffrey S. Sloan, dated as of March 30, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2010.

10.24+
Amendment to Employment Agreement by and between the Company and Jeffrey S. Sloan, dated as of October 1, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 7, 2013.

10.25+
Second Amendment to Employment Agreement by and between the Company and Jeffrey S. Sloan, dated as of August 29, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2014.

10.26+
Employment Agreement by and between the Company and David E. Mangum, dated as of March 1, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2010.

10.27+
Amendment to Employment Agreement by and between the Company and David E. Mangum, dated as of August 29, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2014.

10.28+
Employment Agreement by and between the Company and Cameron M. Bready, dated as of May 21, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2014.

10.29+
Employment Agreement by and between the Company and Guido F. Sacchi, dated as of December 1, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2014.

10.30+
Employment Agreement by and between the Company and David L. Green, dated as of December 1, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2014.

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

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

(c)    Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2018.

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

	Signature	Title	Date

	/s/ William I Jacobs *	Chairman of the Board	February 22, 2018
William I Jacobs

	/s/ Robert H.B. Baldwin, Jr.*	Director	February 22, 2018
Robert H.B. Baldwin, Jr.

	/s/ John G. Bruno*	Director	February 22, 2018
John G. Bruno

	/s/ Mitchell L. Hollin*	Director	February 22, 2018
Mitchell L. Hollin

	/s/ Ruth Ann Marshall *	Director	February 22, 2018
Ruth Ann Marshall

	/s/ John M. Partridge *	Director	February 22, 2018
John M. Partridge

	/s/ William B. Plummer *	Director	February 22, 2018
William B. Plummer

	/s/ Alan M. Silberstein *	Director	February 22, 2018
Alan M. Silberstein

	/s/ Jeffrey S. Sloan	Director	February 22, 2018
Jeffrey S. Sloan

*By:	/s/ Jeffrey S. Sloan	Attorney-in-fact	February 22, 2018
Jeffrey S. Sloan