Form 10-Q
period 2018-03-31
GLOBAL PAYMENTS INC
filed 2018-05-03
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of April 29, 2018 was 159,544,874.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended March 31, 2018

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017

Revenues	$794,977	$919,762
Operating expenses:
Cost of service	252,386	455,936
Selling, general and administrative	386,421	358,856
	638,807	814,792
Operating income	156,170	104,970

Interest and other income	11,694	1,607
Interest and other expense	(45,605)	(41,297)
	(33,911)	(39,690)
Income before income taxes	122,259	65,280
Provision for income taxes	(24,673)	(12,321)
Net income	97,586	52,959
Less: Net income attributable to noncontrolling interests, net of income tax	(6,187)	(4,146)
Net income attributable to Global Payments	$91,399	$48,813

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.57	$0.32
Diluted earnings per share	$0.57	$0.32
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net income	$97,586	$52,959
Other comprehensive income:
Foreign currency translation adjustments	13,324	34,336
Income tax benefit related to foreign currency translation adjustments	399	—
Unrealized gains on hedging activities	7,682	827
Reclassification of net unrealized (gains) losses on hedging activities to interest expense	(169)	1,596
Income tax provision related to hedging activities	(1,865)	(910)
Other, net	(52)	(217)
Other comprehensive income, net of tax	19,319	35,632

Comprehensive income	116,905	88,591
Less: comprehensive income attributable to noncontrolling interests	(17,480)	(4,867)
Comprehensive income attributable to Global Payments	$99,425	$83,724
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,005,823	$1,335,855
Accounts receivable, net of allowances for doubtful accounts of $1,949 and $1,827, respectively	288,101	301,887
Settlement processing assets	2,650,113	2,459,292
Prepaid expenses and other current assets	213,841	206,545
Total current assets	4,157,878	4,303,579
Goodwill	5,714,945	5,703,992
Other intangible assets, net	2,096,261	2,181,707
Property and equipment, net	599,774	588,348
Deferred income taxes	11,420	13,146
Other noncurrent assets	323,019	207,297
Total assets	$12,903,297	$12,998,069
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$447,617	$635,166
Current portion of long-term debt	107,479	100,308
Accounts payable and accrued liabilities	1,039,379	1,039,607
Settlement processing obligations	2,314,444	2,040,509
Total current liabilities	3,908,919	3,815,590
Long-term debt	4,176,851	4,559,408
Deferred income taxes	452,470	436,879
Other noncurrent liabilities	225,267	220,961
Total liabilities	8,763,507	9,032,838
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 159,532,631 issued and outstanding at March 31, 2018 and 159,180,317 issued and outstanding at December 31, 2017	—	—
Paid-in capital	2,390,022	2,379,774
Retained earnings	1,738,545	1,597,897
Accumulated other comprehensive loss	(176,961)	(183,144)
Total Global Payments shareholders’ equity	3,951,606	3,794,527
Noncontrolling interests	188,184	170,704
Total equity	4,139,790	3,965,231
Total liabilities and equity	$12,903,297	$12,998,069
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$97,586	$52,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	33,918	24,984
Amortization of acquired intangibles	87,825	84,049
Share-based compensation expense	14,898	8,816
Provision for operating losses and bad debts	9,237	13,482
Amortization of capitalized contract costs	10,213	8,948
Deferred income taxes	910	(19,391)
Other, net	(1,937)	4,692
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	13,050	11,929
Settlement processing assets and obligations, net	82,235	122,948
Prepaid expenses and other assets	(56,906)	(6,472)
Accounts payable and other liabilities	(6,488)	(12,979)
Net cash provided by operating activities	284,541	293,965
Cash flows from investing activities:
Capital expenditures	(43,775)	(46,219)
Other, net	(1,586)	(422)
Net cash used in investing activities	(45,361)	(46,641)
Cash flows from financing activities:
Net repayments of settlement lines of credit	(192,517)	(117,789)
Proceeds from long-term debt	309,000	149,000
Repayments of long-term debt	(687,820)	(189,732)
Payment of debt issuance costs	(586)	(896)
Proceeds from stock issued under share-based compensation plans	2,613	1,149
Common stock repurchased - share-based compensation plans	(1,058)	(167)
Distributions to noncontrolling interests	—	(8)
Dividends paid	(1,593)	(1,522)
Net cash used in financing activities	(571,961)	(159,965)
Effect of exchange rate changes on cash	2,749	11,707
Increase (decrease) in cash and cash equivalents	(330,032)	99,066
Cash and cash equivalents, beginning of the period	1,335,855	1,162,779
Cash and cash equivalents, end of the period	$1,005,823	$1,261,845
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	159,180	$2,379,774	$1,597,897	$(183,144)	$3,794,527	$170,704	$3,965,231
Net income			91,399		91,399	6,187	97,586
Other comprehensive income, net of tax				8,026	8,026	11,293	19,319
Stock issued under share-based compensation plans	418	2,613			2,613		2,613
Common stock repurchased - share-based compensation plans	(56)	(6,411)			(6,411)		(6,411)
Share-based compensation expense		14,898			14,898		14,898
Cumulative effect of adoption of new accounting standard			50,970	(1,843)	49,127		49,127
Repurchase of common stock	(9)	(852)	(128)		(980)		(980)
Dividends paid ($0.01 per share)			(1,593)		(1,593)		(1,593)
Balance at March 31, 2018	159,533	$2,390,022	$1,738,545	$(176,961)	$3,951,606	$188,184	$4,139,790

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	152,186	$1,816,278	$1,137,230	$(322,717)	$2,630,791	$148,551	$2,779,342
Net income			48,813		48,813	4,146	52,959
Other comprehensive income, net of tax				34,911	34,911	721	35,632
Stock issued under share-based compensation plans	318	1,149			1,149		1,149
Common stock repurchased - share-based compensation plans	(1)	(77)			(77)		(77)
Share-based compensation expense		8,816			8,816		8,816
Dissolution of a subsidiary			7,998		7,998	(7,998)	—
Distributions to noncontrolling interest					—	(8)	(8)
Dividends paid ($0.01 per share)			(1,522)		(1,522)		(1,522)
Balance at March 31, 2017	152,503	$1,826,166	$1,192,519	$(287,806)	$2,730,879	$145,412	$2,876,291
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

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated balance sheet as of December 31, 2017 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recently Adopted Accounting Pronouncements

New Revenue Accounting Standard

We adopted ASU 2014-09, as well as other clarifications and technical guidance issued by the Financial Accounting Standards Board ("FASB") related to this new revenue standard (collectively codified in Accounting Standards Codification ("ASC") Topic 606: Revenue from Contracts with Customers, "ASC 606" and ASC Subtopic 340-40: Other Assets and Deferred Costs - Contracts with Customers, "ASC 340-40"), on January 1, 2018. We elected the modified retrospective transition method, which resulted in a net increase to retained earnings of $51.0 million for the cumulative effect of applying the standard. The primary component of the cumulative-effect adjustment was the result of changes in the accounting for certain costs to obtain customer contracts and the related income tax effects, which resulted in increases to other noncurrent assets and deferred income tax liabilities of $64.6 million and $15.6 million, respectively. Previously, we amortized these assets to expense over the related contract term. Under ASC 340-40, we now amortize these assets over the expected period of benefit, which is generally longer than the initial contract term. Under the new standard, we also capitalized certain costs that were not previously capitalized, including certain commissions and related payroll taxes and certain costs incurred to fulfill a contract before the performance obligation has been satisfied, primarily compensation to employees engaged in customer implementation activities in our technology-enabled businesses.

Under the modified retrospective transition method, we are required to provide additional disclosures during 2018 of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

The table below summarizes the effects of ASC 606 and ASC 340-40 on line items in our consolidated statement of income for the three months ended March 31, 2018 and our consolidated balance sheet as of March 31, 2018. There was no effect on net cash flows from operating, investing or financing activities for the period.

	As Reported	Effects of New Accounting Standard	Without Effects of New Accounting Standard

	(in thousands)
Statement of Income Items
Revenues (1)	$794,977	$250,593	$1,045,570
Cost of service (2)	252,386	236,919	489,305
Selling, general and administrative expenses (3)	386,421	23,821	410,242
Provision for income taxes	(24,673)	2,289	(22,384)

Balance Sheet Items
Assets:
Accounts receivable, net of allowances for doubtful accounts	$288,101	$(1,436)	$286,665
Prepaid expenses and other current assets	213,841	485	214,326
Deferred income taxes	11,420	1,103	12,523
Other noncurrent assets (4)	323,019	(73,247)	249,772

Liabilities:
Accounts payable and accrued liabilities	$1,039,379	$(156)	$1,039,223
Deferred income taxes (5)	452,470	(15,735)	436,735
Other noncurrent liabilities	225,267	(465)	224,802

Shareholders' Equity:
Retained earnings (6)	$1,738,545	$(58,734)	$1,679,811
Accumulated other comprehensive loss	(176,961)	1,995	(174,966)

(1) Reflects the presentation of revenue net of certain payments made to third parties, including payment networks, and the timing of revenue recognition related to certain of our customer contracts.
(2) Primarily reflects the presentation of payment network fees as a reduction of revenue and the capitalization and amortization of certain contract costs.
(3) Primarily reflects the presentation of certain payments made to third parties as a reduction of revenue and the capitalization and amortization of certain contract costs.
(4) Primarily reflects the capitalization and amortization of certain contract costs.
(5) Primarily reflects the income tax-effect of capitalization and amortization of certain contract costs.
(6) Reflects the cumulative effect of adopting the new accounting standard and the net effect thereof on the statement of income for the period presented.

Other Recently Adopted Accounting Standards Updates

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In addition, the amendments in this update modify disclosure requirements for presentation of hedging activities. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments, if any. We adopted ASU 2017-12 on January 1, 2018 with no effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The ASU clarifies the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, with the expectation that fewer will qualify as acquisitions (or disposals) of businesses. The ASU became effective for us on January 1, 2018. These amendments will be applied prospectively from the date of adoption. The effect of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions that we make, if any. There was no effect on the consolidated financial statements for the three months ended March 31, 2018.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The amendments in this update state that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property and equipment, when the transfer occurs. We adopted ASU 2016-16 on January 1, 2018 using the modified retrospective transition method with no effect on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures and limited liability companies) to be measured at fair value with changes in the fair value recognized through earnings. Equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. We adopted ASU 2016-01 on January 1, 2018 using the modified retrospective transition method with no material effect on our consolidated financial statements.

Recently Issued Pronouncements Not Yet Adopted

New Lease Accounting Standard

In February 2016, the FASB issued ASU 2016-02, "Leases." The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. In addition, several new disclosures will be required. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition" (Topic 605), "Revenue from Contracts with Customers" (Topic 606), "Leases" (Topic 840) and "Leases" (Topic 842), which provide additional implementation guidance on the previously issued ASU 2016-02.

Although early adoption is permitted, we expect to adopt ASU 2016-02 when it becomes effective for us on January 1, 2019. As issued, the standard would require a modified retrospective transition under which lessees must recognize and measure leases at the beginning of the earliest period presented. The FASB is currently considering an option to allow these entities to choose that transition method or to recognize the effects of applying the new standard as a cumulative-effect adjustment to retained earnings as of the adoption date, which would not require a recast of comparative periods. We have not completed our evaluation of the effect of ASU 2016-02 or ASU 2017-13 on our consolidated financial statements; however, we expect to recognize right of use assets and liabilities for our operating leases in the balance sheet upon adoption.

To evaluate the potential effects of this new accounting standard on our consolidated financial statements, we are currently analyzing our existing leases, which primarily include real estate leases for office space throughout the markets in which we conduct business. We expect that we will have to implement new accounting processes and internal controls to meet the requirements for financial reporting and disclosures of our leases and are coordinating with various internal stakeholders to evaluate, design and implement these new processes and controls. We are also evaluating the process by which we will make the necessary calculations to support the requirements of the new accounting standard. We expect these evaluation and implementation activities will continue throughout most of 2018 prior to the effective date of adoption on January 1, 2019.

Other Accounting Standards Updates Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU provides an option to reclassify stranded tax effects within accumulated other comprehensive income ("AOCI") to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 U.S. Tax Act (or portion thereof) is recorded. This ASU requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI; whether election is made to reclassify the stranded income tax effects from the 2017 U.S. Tax Act; and information about the income tax effects that are reclassified. This ASU is effective for annual and interim periods beginning after December 15, 2018. We are evaluating the effect of ASU 2018-02 on our consolidated financial statements.

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

NOTE 2—ACQUISITIONS

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
$1,171,576

We funded the cash consideration primarily by drawing on our Revolving Credit Facility (described in "Note 6—Long-Term Debt and Lines of Credit"). The acquisition-date fair value of 6,357,509 shares of our common stock issued to the sellers was determined based on the share price of our common stock as of the acquisition date and the effect of certain transfer restrictions.

This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The accounting for this acquisition was not complete as of March 31, 2018. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as we obtain additional information. In particular, additional time is needed to refine and review the results of the valuation of assets and liabilities and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows (in thousands):

	December 31, 2017	Measurement- Period Adjustments	March 31, 2018
	(in thousands)
Cash and cash equivalents	$42,913	$—	$42,913
Property and equipment	21,985	(133)	21,852
Identified intangible assets	410,545	—	410,545
Other assets	87,240	(142)	87,098
Deferred income taxes	(31,643)	—	(31,643)
Other liabilities	(144,132)	(387)	(144,519)
Total identifiable net assets	386,908	(662)	386,246
Goodwill	784,668	662	785,330
Total purchase consideration	$1,171,576	$—	$1,171,576

The measurement-period adjustments were the result of continued refinement of certain estimates regarding the valuation of property and equipment, other assets and other liabilities. As of March 31, 2018, we still considered these balances to be provisional because we were still in the process of gathering and reviewing information to support the valuation of identified intangible assets, certain tax positions and deferred income taxes.

Goodwill of $785.3 million arising from the acquisition, included in the North America operating segment, was attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce. We expect that approximately 80% of the goodwill will be deductible for income tax purposes.

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

NOTE 3—REVENUES

We are a leading worldwide provider of payment technology and software solutions delivering innovative services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels to customers. The following disclosures in this note are applicable for the three months ended March 31, 2018.

The following table presents a disaggregation of our revenue from contracts with customers by distribution channel for the three months ended March 31, 2018:

	North America	Europe	Asia-Pacific	Total

	(in thousands)

Direct distribution:
Relationship-led	$226,420	$92,214	$35,242	$353,876
Technology-enabled	283,358	51,063	22,429	356,850
	509,778	143,277	57,671	710,726

Wholesale	84,251	—	—	84,251
	$594,029	$143,277	$57,671	$794,977

ASC 606 requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three months ended March 31, 2018, substantially all of our revenues were recognized over time.

Nature of our Customer Arrangements

Our payment services customers contract with us for payment services, which we provide in exchange for consideration for completed transactions. Our payment solutions are similar around the world in that we enable our customers to accept card, electronic and digital-based payments at the point of sale. Our comprehensive service includes authorization services (including electronic draft capture), settlement and funding services, customer support and help-desk functions, chargeback resolution, payment security services, consolidated billing and statements and on-line reporting. In addition, we may sell or rent point-of-sale terminals or other equipment to customers.

At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service that is distinct. For our payment services specifically, the nature of our promise to the customer is that we stand ready to process transactions the customer requests on a daily basis over the contract term. Since the timing and quantity of transactions to be processed by us is not determinable, we view payment services to comprise an obligation to stand ready to process as many transactions as the customer requires. Under a stand-ready obligation, the evaluation of the nature of our performance obligation is focused on each time increment rather than the underlying activities. Therefore, we view payment services to comprise a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. Accordingly, the promise to stand ready is accounted for as a single-series performance obligation.

In order to provide our payment services, we route and clear each transaction through the applicable payment network. We obtain authorization for the transaction and request funds settlement from the card issuing financial institution through the payment network. When third parties are involved in the transfer of goods or services to our customer, we consider the nature of each specific promised good or service and apply judgment to determine whether we control the good or service before it is transferred to the customer or whether we are acting as an agent of the third party. To determine whether or not we control the good or service before it is transferred to the customer, we assess indicators including whether we or the third party is primarily responsible for fulfillment and which party has discretion in determining pricing for the good or service, as well as other considerations. Based on our assessment of these indicators, we have concluded that our promise to our customer to provide our payment services is distinct from the services provided by the card issuing financial institutions and payment networks in connection with payment transactions. We do not have the ability to direct the use of and obtain substantially all of the benefits of the services provided by the card issuing financial institutions and payment networks before those services are transferred to our customer, and on that basis, we do not control those services prior to being transferred to our customer. As a result, we present our revenue net of the interchange fees charged by the card issuing financial institutions and the fees charged by the payment networks.

The majority of our processing services are priced as a percentage of transaction value or a specified fee per transaction, depending on the card type. We also charge other per occurrence fees based on specific services that may be unrelated to the number of transactions or transaction value. Given the nature of the promise and the underlying fees based on unknown quantities or outcomes of services to be performed over the contract term, the total consideration is determined to be variable consideration. The variable consideration for our payment processing service is usage-based and therefore it specifically relates to our efforts to satisfy our payment services obligation. In other words, the variability is satisfied each day the service is provided to the customer. We directly ascribe variable fees to the distinct day of service to which it relates, and we consider the services performed each day in order to ascribe the appropriate amount of total fees to that day. Therefore, we measure revenue for our payment processing service on a daily basis based on the services that are performed on that day.

Certain of our technology-enabled customer arrangements contain multiple promises, such as payment services (as aforementioned, a series of distinct days of service), perpetual software licenses, software-as-a-service ("SaaS"), maintenance, installation services, training and equipment, each of which is evaluated to determine whether it represents a separate performance obligation. SaaS arrangements are generally offered on a subscription basis, providing the customers with access to the SaaS platform along with general support and maintenance services. Because these promised services within our SaaS arrangements are delivered concurrently over the contract term, we account for these promises as if they are a single performance obligation that includes a series of distinct services with the same pattern of transfer to the customer. In addition, certain installation services are not considered distinct from the SaaS, and are therefore recognized over the expected period of benefit.

Once we determine the performance obligations and the transaction price, including an estimate of any variable consideration, we then allocate the transaction price to each performance obligation in the contract using a relative standalone selling price method. We determine standalone selling price based on the price at which the good or service is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price by considering all reasonably available information, including market conditions, trends or other company- or customer-specific factors. Substantially all of the performance obligations described above are satisfied over time. Only equipment sales, perpetual software licenses and certain professional services are generally transferred to the customer at a point in time. For certain other professional services that represent separate performance obligations, we generally use the input method and recognize revenue based on the number of hours incurred or services performed to date in relation to the total services expected to be required to satisfy the performance obligation.

We satisfy the combined SaaS performance obligation by standing ready to provide access to the SaaS. Consideration for SaaS arrangements may consist of fixed- or usage-based fees. Revenue is recognized over the period for which the services are provided or by directly ascribing any variable fees to the distinct day of service based on the services that are performed on that day.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as allowed by ASC 606, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As described above, our most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion; therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.

Accounts Receivable, Contract Assets and Contract Liabilities

A contract with a customer creates legal rights and obligations. As we perform under customer contracts, our right to consideration that is unconditional is considered to be accounts receivable. If our right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues we have recognized in excess of the amount we have billed to the customer is recognized as a contract asset. Contract liabilities represent consideration received from customers in excess of revenues recognized. Contract assets and liabilities are presented net at the individual contract level in the consolidated balance sheet and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.

Net contract liabilities included in accounts payable and accrued liabilities on our consolidated balance sheet were $99.4 million at March 31, 2018 and $100.6 million at January 1, 2018. Contract liabilities included in other noncurrent liabilities on our consolidated balance sheet were $8.1 million at March 31, 2018 and $6.0 million at January 1, 2018. Revenues for the three months ended March 31, 2018 included $40.6 million that was in contract liabilities at January 1, 2018. Net contract assets were not material at March 31, 2018.

Contract Costs

We incur costs to obtain contracts with customers, including employee sales commissions and fees to business partners. At contract inception, we capitalize such costs that we expect to recover and that would not have been incurred if the contract had not been obtained. We also capitalize certain costs incurred to fulfill our contracts with customers that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. At March 31, 2018, we had net capitalized costs to obtain and fulfill contracts of $161.3 million and $7.3 million, respectively, included in other noncurrent assets on our consolidated balance sheet.

Contract costs are amortized on a systematic basis consistent with the transfer to the customer of the goods or services to which the asset relates. A straight-line or proportional amortization method is used depending upon which method best depicts the pattern of transfer of the goods or services to the customer. In addition, these contract costs are evaluated for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs. At March 31, 2018, none of our capitalized contract costs were impaired.

In order to determine the appropriate amortization period for contract costs, we consider a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology we use to provide goods and services to our customers, whether future contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. We amortize these assets over the expected period of benefit, which, based on the factors noted above, is typically 7 years. Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. During the three months ended March 31, 2018, amortization of capitalized contract costs was $10.2 million.

NOTE 4—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of March 31, 2018 and December 31, 2017, settlement processing assets and obligations consisted of the following:

	March 31, 2018	December 31, 2017

	(in thousands)

Settlement processing assets:
Interchange reimbursement	$288,551	$304,964
Receivable from members	27,563	104,339
Receivable from networks	2,340,677	2,055,390
Exception items	9,004	7,867
Merchant reserves	(15,682)	(13,268)
	$2,650,113	$2,459,292

Settlement processing obligations:
Interchange reimbursement	$91,873	$72,053
Liability to members	(20,791)	(20,369)
Liability to merchants	(2,249,416)	(1,961,107)
Exception items	7,709	6,863
Merchant reserves	(139,587)	(133,907)
Reserve for operating losses and sales allowances	(4,232)	(4,042)
	$(2,314,444)	$(2,040,509)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2018 and December 31, 2017, goodwill and other intangible assets consisted of the following:

	March 31, 2018	December 31, 2017

	(in thousands)

Goodwill	$5,714,945	$5,703,992
Other intangible assets:
Customer-related intangible assets	$2,083,957	$2,078,891
Acquired technologies	723,898	722,466
Trademarks and trade names	247,455	247,688
Contract-based intangible assets	138,088	171,522
	3,193,398	3,220,567
Less accumulated amortization:
Customer-related intangible assets	736,588	685,869
Acquired technologies	241,797	210,063
Trademarks and trade names	58,773	50,849
Contract-based intangible assets	59,979	92,079
	1,097,137	1,038,860
	$2,096,261	$2,181,707

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2018:

	North America	Europe	Asia-Pacific	Total

	(in thousands)

Balance at December 31, 2017	$4,896,491	$513,138	$294,363	$5,703,992
Effect of foreign currency translation	(1,968)	16,116	(3,857)	10,291
Measurement-period adjustments	662	—	—	662
Balance at March 31, 2018	$4,895,185	$529,254	$290,506	$5,714,945

There was no accumulated impairment loss as of March 31, 2018 or December 31, 2017.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of March 31, 2018 and December 31, 2017, long-term debt consisted of the following:

	March 31, 2018	December 31, 2017

	(in thousands)

Credit Facility:
Term loans (face amounts of $3,908,857 and $3,932,677 at March 31, 2018 and December 31, 2017, respectively, less unamortized debt issuance costs of $34,527 and $37,961 at March 31, 2018 and December 31, 2017, respectively)	$3,874,330	$3,894,716
Revolving Credit Facility	410,000	765,000
Total long-term debt	4,284,330	4,659,716
Less current portion of Credit Facility (face amounts of $115,829 and $108,979 at March 31, 2018 and December 31, 2017, respectively, less unamortized debt issuance costs of $8,351 and $8,671 at March 31, 2018 and December 31, 2017, respectively)	107,479	100,308
Long-term debt, excluding current portion	$4,176,851	$4,559,408

Maturity requirements on long-term debt as of March 31, 2018 by year are as follows (in thousands):

Years ending December 31,
2018	$85,160
2019	141,912
2020	161,144
2021	180,376
2022	2,666,390
2023	1,083,875
Total	$4,318,857

Credit Facility

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). On March 20, 2018, we entered into the First Refinancing Facility Amendment (the "Refinancing Amendment") to our Second Amended and Restated Credit Agreement, dated July 31, 2015 (as amended from time to time, the "Credit Agreement"). The Refinancing Amendment provided a new term B loan (the "Term B-3 Loan") in an aggregate principal amount of $1.14 billion to refinance the entire amount of the Term B-2 Loan outstanding immediately prior to giving effect to this amendment. The amended per annum interest rate margins are: (i) 1.75% with respect to Eurocurrency rate loans and (ii) 0.75% with respect to base rate loans, each as defined in the Credit Agreement.

As of March 31, 2018, the Credit Facility provided for secured financing comprised of (i) a $1.25 billion revolving credit facility (the "Revolving Credit Facility"); (ii) a $1.5 billion term loan (the "Term A Loan"), (iii) a $1.3 billion term loan (the "Term A-2 Loan") and (iv) the Term B-3 Loan. Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility.

The Credit Facility provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a margin. As of March 31, 2018, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B-3 Loan were 3.63%, 3.48% and 3.63%, respectively.

The Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility expires, on May 2, 2022. The Term B-3 Loan matures on April 22, 2023. The Term A Loan principal must be repaid in quarterly installments in the amount of 1.25% of principal through June 2019, increasing to 1.875% of principal through June 2021, and increasing to 2.50% of principal through March 2022, with the remaining principal balance due upon maturity` in May 2022. The Term A-2 Loan principal must be repaid in quarterly installments of $1.7 million through June 2018, increasing to quarterly installments of $8.6 million through March 2022, with the remaining balance due upon maturity in May 2022. The Term B-3 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023.

The Credit Facility allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at March 31, 2018 and December 31, 2017 were $827.6 million and $473.3 million, respectively. As of March 31, 2018, the interest rate on the Revolving Credit Facility was 3.48%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

The portion of deferred debt issuance costs related to the Revolving Credit Facility is included in other noncurrent assets, and the portion of deferred debt issuance costs related to the term loans is reported as a reduction to the carrying amount of the term loans. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our settlement lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of March 31, 2018 and December 31, 2017, a total of $54.9 million and $59.3 million, respectively, of cash on deposit was used to determine the available credit.

As of March 31, 2018 and December 31, 2017, respectively, we had $447.6 million and $635.2 million outstanding under these lines of credit with additional capacity of $865.1 million as of March 31, 2018 to fund settlement. The weighted-average interest rate on these borrowings was 2.81% and 1.97% at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018, the maximum and average outstanding balances under these lines of credit were $740.9 million and $382.8 million, respectively.

Compliance with Covenants

The Credit Facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios, as defined in the agreement. As of March 31, 2018, financial covenants under the Credit Facility required a leverage ratio no greater than: (i) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2017 through June 30, 2018; (ii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2018 through June 30, 2019; and (iii) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00.

The Credit Facility and settlement lines of credit also include various other covenants that are customary in such borrowings. The Credit Facility includes covenants, subject in each case to exceptions and qualifications, that may restrict certain payments, including in certain circumstances, the payment of cash dividends in excess of our current rate of $0.01 per share per quarter.

The Credit Facility also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the three months ended March 31, 2018.

Interest Rate Swap Agreements

We have interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as portfolio cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income.

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

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included in the consolidated balance sheets:

Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at March 30, 2018	Range of Maturity Dates	March 31, 2018	December 31, 2017
				(in thousands)

Interest rate swaps (Notional of $500 million at March 31, 2018)	Prepaid expenses and other current assets	1.52%	February 28, 2019	$2,722	$—
Interest rate swaps (Notional of $800 million at March 31, 2018 and $1,300 million at December 31, 2017)	Other noncurrent assets	1.63%	December 31, 2019 - March 31, 2021	$13,998	$9,202

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017

	(in thousands)

Amount of net unrealized gain recognized in other comprehensive income	$7,682	$827
Amount of net gains (losses) reclassified out of other comprehensive income to interest expense	$169	$(1,596)

As of March 31, 2018, the amount of gain in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $6.8 million.

Interest Expense

Interest expense was $45.5 million and $41.1 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 7—INCOME TAX

On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 U.S. Tax Act"). The 2017 U.S. Tax Act resulted in numerous changes, including a reduction in the U.S. federal tax rate from 35% to 21% effective January 1, 2018 and the transition of the U.S. federal tax system to a territorial regime. As of March 31, 2018, we have not completed our accounting for the effects of the 2017 U.S. Tax Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax as of December 31, 2017 pursuant to guidance provided in SEC Staff Accounting Bulletin No. 118. We did not make any adjustment to these provisional amounts during the three months ended March 31, 2018. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

Our effective income tax rates were 20.2% and 18.9% for the three months ended March 31, 2018 and March 31, 2017, respectively. Our effective income tax rate for the three months ended March 31, 2017 differs from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates.

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

NOTE 8—SHAREHOLDERS’ EQUITY

We make repurchases of our common stock mainly through the use of open market purchases and, at times, through accelerated share repurchase programs. As of March 31, 2018, we were authorized to repurchase up to $599.0 million of our common stock. During the three months ended March 31, 2018, through open market repurchase plans, we repurchased and retired 8,926 shares of our common stock, at a cost of $1.0 million, or an average cost of $109.79 per share, including commissions.

On April 27, 2018, our board of directors declared a dividend of $0.01 per share payable on June 29, 2018 to common shareholders of record as of June 15, 2018.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended
	March 31, 2018	March 31, 2017

	(in thousands)

Share-based compensation expense	$14,898	$8,816
Income tax benefit	$3,285	$3,065

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the three months ended March 31, 2018:

	Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)

Unvested at December 31, 2017	1,226	$78.29
Granted	367	114.68
Vested	(168)	77.15
Forfeited	(16)	82.91
Unvested at March 31, 2018	1,409	$87.84

The total fair value of restricted stock and performance awards vested during the three months ended March 31, 2018 and March 31, 2017 was $13.0 million and $0.1 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $13.8 million and $8.0 million during the three months ended March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018, there was $82.6 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.2 years. Our restricted stock and performance award plans provide for accelerated vesting under certain conditions.

Stock Options

The following summarizes changes in stock option activity for the three months ended March 31, 2018:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2017	723	$47.79	6.4	$37.9
Granted	103	114.7
Exercised	(23)	21.89
Outstanding at March 31, 2018	803	$57.11	6.8	$44.0

Options vested and exercisable at March 31, 2018	520	$40.66	5.6	$36.8

We recognized compensation expense for stock options of $0.7 million and $0.6 million during the three months ended March 31, 2018 and March 31, 2017, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2018 and March 31, 2017 was $2.1 million and $2.8 million, respectively. As of March 31, 2018, we had $6.3 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.4 years.

The weighted-average grant-date fair value of each stock option granted during the three months ended March 31, 2018 and March 31, 2017 was $35.09 and $23.68, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2018	March 31, 2017
Risk-free interest rate	2.60%	1.99%
Expected volatility	29%	30%
Dividend yield	0.04%	0.06%
Expected term (years)	5	5

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

NOTE 10—EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017

	(in thousands)

Basic weighted-average number of shares outstanding	159,321	152,304
Plus: Dilutive effect of stock options and other share-based awards	714	951
Diluted weighted-average number of shares outstanding	160,035	153,255

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax, were as follows for the three months ended March 31, 2018 and March 31, 2017:

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2017	$(185,856)	$6,999	$(4,287)	$(183,144)
Other comprehensive income (loss), net of tax	2,430	5,648	(52)	8,026
Cumulative effect of adoption of new accounting standards	(1,843)	—	—	(1,843)
Balance at March 31, 2018	$(185,269)	$12,647	$(4,339)	$(176,961)

Balance at December 31, 2016	$(318,450)	$(640)	$(3,627)	$(322,717)
Other comprehensive income (loss), net of tax	33,615	1,513	(217)	34,911
Balance at March 31, 2017	$(284,835)	$873	$(3,844)	$(287,806)

Other comprehensive income attributable to noncontrolling interests, which relates only to foreign currency translation, was approximately $11.3 million and $0.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

NOTE 12—SEGMENT INFORMATION

We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and certain compensation costs are included in Corporate in the following table. Interest and other income, interest and other expense and provision for income taxes are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2017 and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues and consolidated operating income was as follows for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017

	(in thousands)

Revenues(1) (2):
North America	$594,029	$687,044
Europe	143,277	165,549
Asia-Pacific	57,671	67,169
Consolidated revenues	$794,977	$919,762

Operating income (loss)(2):
North America	$125,404	$94,083
Europe	70,548	54,507
Asia-Pacific	23,774	19,754
Corporate(3)	(63,556)	(63,374)
Consolidated operating income	$156,170	$104,970

Depreciation and amortization(2):
North America	$102,525	$92,708
Europe	12,745	11,576
Asia-Pacific	4,632	3,275
Corporate	1,841	1,474
Consolidated depreciation and amortization	$121,743	$109,033

(1) As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues," we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we paid to third parties. This change in presentation affected our reported revenues and operating expenses during the three months ended March 31, 2018 by the same amount and had no effect on operating income.

(2) Revenues, operating income and depreciation and amortization reflect the effect of acquired businesses from the respective dates of acquisition. For further discussion, see "Note 2—Acquisitions."

(3) During the three months ended March 31, 2018 and March 31, 2017, respectively, operating loss for Corporate included integration expenses of $18.3 million and $26.1 million.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. See "Forward-Looking Statements" below for additional information.

Executive Overview

We are a leading worldwide provider of payment technology services and software solutions delivering innovative solutions to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels to customers in 30 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

On September 1, 2017, we acquired the communities and sports divisions of Athlaction Topco, LLC ("ACTIVE Network"). See "Note 2—Acquisitions" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our acquisition of ACTIVE Network.

As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues" in the notes to the accompanying unaudited consolidated financial statements, we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we paid to third parties. This change in presentation affected our reported revenues and operating expenses during the three months ended March 31, 2018 by the same amount and had no effect on operating income.

Highlights related to our financial condition and results of operations for the three months ended March 31, 2018 are provided below:

•
Consolidated revenues without the effect of the new revenue accounting standard increased by 13.7% to $1,045.6 million for the three months ended March 31, 2018, compared to $919.8 million for the prior-year period, primarily due to organic growth.

•
Consolidated operating income was $156.2 million for the three months ended March 31, 2018, compared to $105.0 million for the prior-year period. Our operating margin for the three months ended March 31, 2018 without the effect of the new accounting standard was 14.0%, compared to 11.4% for the prior-year period.

•	Net income attributable to Global Payments was $91.4 million for the three months ended March 31, 2018, compared to $48.8 million for the prior-year period.

•	Diluted earnings per share was $0.57 for the three months ended March 31, 2018, compared to $0.32 for the prior-year period.

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

We believe electronic payment transactions will continue to grow and that an increasing percentage of these will be facilitated through emerging technologies.  As a result, we expect an increasing portion of our future capital investment will be allocated to support the development of new and emerging technologies; however, we do not expect our aggregate capital spending to increase materially from our current level of spending as a result of this.

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

Results of Operations

The following table sets forth key selected financial data for the three months ended March 31, 2018 and March 31, 2017, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount.

	Three Months Ended March 31, 2018	% of Revenue(1)	Three Months Ended March 31, 2017	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
North America	$594,029	74.7%	$687,044	74.7%	$(93,015)	(13.5)%
Europe	143,277	18.0%	165,549	18.0%	(22,272)	(13.5)%
Asia-Pacific	57,671	7.3%	67,169	7.3%	(9,498)	(14.1)%
Total revenues	$794,977	100.0%	$919,762	100.0%	$(124,785)	(13.6)%

Consolidated operating expenses (2):
Cost of service	$252,386	31.7%	$455,936	49.6%	$(203,550)	(44.6)%
Selling, general and administrative	386,421	48.6%	358,856	39.0%	27,565	7.7%
Operating expenses	$638,807	80.4%	$814,792	88.6%	$(175,985)	(21.6)%

Operating income (loss):
North America	$125,404		$94,083		$31,321	33.3%
Europe	70,548		54,507		16,041	29.4%
Asia-Pacific	23,774		19,754		4,020	20.4%
Corporate(3)	(63,556)		(63,374)		(182)	0.3%
Operating income	$156,170	19.6%	$104,970	11.4%	$51,200	48.8%

Operating margin:
North America	21.1%		13.7%		7.4%
Europe	49.2%		32.9%		16.3%
Asia-Pacific	41.2%		29.4%		11.8%

(1) Percentage amounts may not sum to the total due to rounding.

(2) As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues," we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we paid to third parties. This change in presentation affected our reported revenues and operating expenses during the three months ended March 31, 2018 by the same amount and had no effect on operating income.

(3) Operating loss for Corporate included integration expenses of $18.3 million and $26.1 million during the three months ended March 31, 2018 and 2017, respectively. These expenses are included primarily in selling, general and administrative expenses in the unaudited consolidated statements of income.

Revenues

As stated above, effective January 1, 2018 our revenues are presented net of certain fees that we paid to third parties, including payment networks. This change in presentation affected our reported revenues and operating expenses for the current-year period by the same amount and had no effect on operating income. Consolidated revenues without the effect of the new revenue accounting standard increased by 13.7% to $1,045.6 million for the three months ended March 31, 2018, compared to $919.8 million for the prior-year period.

North America Segment. The change in presentation decreased our reported North America segment revenues for the current-year period by $171.1 million. Revenues from our North America segment without the effect of the new revenue accounting standard increased by 11.1% to $763.4 million for the three months ended March 31, 2018 primarily due to the addition of ACTIVE Network.

Europe Segment. The change in presentation decreased our reported Europe segment revenues for the current-year period by $62.0 million. Revenues from our Europe segment without the effect of the new revenue accounting standard increased by 24.0% to $205.2 million for the three months ended March 31, 2018 primarily due to organic growth.

Asia-Pacific Segment. The change in presentation decreased our reported Asia-Pacific segment revenues for the current-year period by $19.2 million. Revenues from our Asia-Pacific segment without the effect of the new revenue accounting standard increased by 14.5% to $76.9 million for the three months ended March 31, 2018 primarily due to organic growth.

Operating Expenses

Cost of Service. As described above, effective January 1, 2018, the new revenue accounting standard changed our presentation of certain fees that we paid to third parties, which decreased cost of services by $235.9 million during the current-year period. Cost of service without the effect of the new revenue accounting standard increased by $33.4 million, or 7.3%, primarily due to an increase in depreciation and amortization expense. Cost of service without the effect of the new accounting standard as a percentage of revenues without the effect of the new accounting standard decreased to 46.8%, compared to 49.6% for the prior-year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses without the effect of the new revenue accounting standard increased by $51.4 million, or 14.3%, primarily due to additional costs to support the growth of our business. Selling, general and administrative expenses without the effect of the new accounting standard as a percentage of revenues without the effect of the new accounting standard was 39% for both the current and prior-year periods.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 33.3% to $125.4 million for the three months ended March 31, 2018, compared to the prior year, primarily due to our acquisition of ACTIVE Network. Operating margin without the effect of the new accounting standard increased to 15.1%, compared to 13.7% for the prior-year period.

Europe Segment. Operating income in our Europe segment increased by 29.4% to $70.5 million for the three months ended March 31, 2018, compared to the prior year, primarily due to organic growth. Operating margin without the effect of the new accounting standard increased to 34.4%, compared to 32.9% for the prior-year period.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 20.4% to $23.8 million for the three months ended March 31, 2018, compared to the prior year, primarily due to organic growth. Operating margin without the effect of the new accounting standard increased to 30.7%, compared to 29.4% for the prior-year period.

Corporate. Corporate expenses decreased by $0.2 million to $63.6 million for the three months ended March 31, 2018, compared to the prior year, primarily due to a reduction in integration expenses of $7.8 million, partially offset by higher share-based compensation expense of $6.1 million and additional costs to support the growth of our business.

Other Income/Expense, Net

Interest and other income increased by $10.1 million for the three months ended March 31, 2018, compared to the prior year, due to a gain of approximately $9.6 million recognized on the reorganization of a debit network association of which we were a member through one of our Canadian subsidiaries.

Interest and other expense increased by $4.3 million for the three months ended March 31, 2018, compared to the prior year, to $45.6 million, primarily due to an increase in the London Interbank Offered Rate ("LIBOR").

Provision for Income Taxes

Our effective income tax rates were 20.2% and 18.9% for the three months ended March 31, 2018 and March 31, 2017, respectively. Our effective income tax rate for the three months ended March 31, 2018 was higher than the prior year primarily due to a change in mix of income before income taxes by jurisdiction.

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

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. We use our financing, such as term loans and our revolving credit facility for general corporate purposes and to fund acquisitions. In addition, lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card network. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, either through the issuance of debt, equity or otherwise.

At March 31, 2018, we had cash and cash equivalents totaling $1,005.8 million. Of this amount, we consider $332.0 million to be available for general purposes, which does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf.

Our available cash balance at March 31, 2018 included $251.7 million of cash held by foreign subsidiaries whose earnings were considered indefinitely reinvested outside the United States prior to the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 U.S. Tax Act"). These cash balances reflected our capital investments in these subsidiaries and the accumulation of cash flows generated by their operations, net of cash flows used to service debt locally and fund acquisitions outside of the United States. Under the 2017 U.S. Tax Act, a company's foreign earnings accumulated under legacy tax laws are deemed repatriated, and the 2017 U.S. Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries. As a result, our provisional position is that we now only consider approximately $60 million of our undistributed foreign earnings to be indefinitely reinvested outside the United States as of March 31, 2018. During the three months ended March 31, 2018, we repatriated approximately $341.5 million from certain of our foreign subsidiaries and used the cash to reduce outstanding borrowings under our Revolving Credit Facility.

Operating activities provided net cash of $284.5 million and $294.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Fluctuations in working capital are affected primarily by timing of month-end and transaction volume, especially changes in settlement processing assets and liabilities. Changes in settlement processing assets and liabilities increased operating cash flows by $82.2 million and $122.9 million during the three months ended March 31, 2018 and March 31, 2017, respectively.

We used net cash in investing activities of $45.4 million and $46.6 million during the three months ended March 31, 2018 and March 31, 2017, respectively. Cash used for investing activities during these periods was comprised primarily of capital expenditures (including internal-use capitalized software development projects). These investments include software and hardware to support the development of new technologies, continued consolidation and enhancement of our operating platforms and infrastructure to support our growing business.

Financing activities include borrowings and repayments made under our Credit Facility as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs as well as cash distributions made to noncontrolling interests and our shareholders. Cash flows from financing activities used net cash of $572.0 million and $160.0 million during the three months ended March 31, 2018 and March 31, 2017, respectively, primarily reflecting net payments made on our borrowing arrangements.

Proceeds from long-term debt were $309.0 million and $149.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Repayments of long-term debt were $687.8 million and $189.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Proceeds from long-term debt include borrowings that we make from time-to-time under our Revolving Credit Facility. Repayments of long-term debt include repayments that we make from time-to-time under our Revolving Credit Facility as well as scheduled principal repayments made under our term loans.

Because we often receive funding from the payment networks after we fund our merchants, we have specialized lines of credit in various markets where we do business to fund settlement. Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the three months ended March 31, 2018 and March 31, 2017, we had net proceeds from settlement lines of credit of $192.5 million and $117.8 million.

We make repurchases of our common stock mainly through the use of open market purchases and, at times, through accelerated share repurchase programs. As of March 31, 2018, we had $599.0 million of share repurchase authority remaining under a program authorized by the board of directors, announced on February 6, 2018, to repurchase shares of our common stock.

We believe that our current level of cash and borrowing capacity under our long-term debt and lines of credit described below, together with future cash flows from operations will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Lines of Credit

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). On March 20, 2018, we entered into the First Refinancing Facility Amendment (the "Refinancing Amendment") to our Second Amended and Restated Credit Agreement, dated July 31, 2015 (as amended from time to time, the "Credit Agreement"). The Refinancing Amendment provided a new term B loan (the "Term B-3 Loan") in an aggregate principal amount of $1.14 billion to refinance the entire amount of the Term B-2 Loan outstanding immediately prior to giving effect to this amendment. The amended per annum interest rate margins for the Term B-3 Loan are: (i) 1.75% with respect to Eurocurrency rate loans and (ii) 0.75% with respect to base rate loans, each as defined in the Credit Agreement.

As of March 31, 2018, the Credit Facility provided for secured financing comprised of (i) a $1.25 billion revolving credit facility (the "Revolving Credit Facility"); (ii) a $1.5 billion term loan (the "Term A Loan"), (iii) a $1.3 billion term loan (the "Term A-2 Loan") and (iv) the Term B-3 Loan. Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility.

The Credit Facility provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a margin. As of March 31, 2018, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B-3 Loan were 3.63%, 3.48% and 3.63%, respectively.

The Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility expires, on May 2, 2022. The Term B-3 Loan matures on April 22, 2023. The Term A Loan principal must be repaid in quarterly installments in the amount of 1.25% of principal through June 2019, increasing to 1.875% of principal through June 2021, and increasing to 2.50% of principal through March 2022, with the remaining principal balance due upon maturity` in May 2022. The Term A-2 Loan principal must be repaid in quarterly installments of $1.7 million through June 2018, increasing to quarterly installments of $8.6 million through March 2022, with the remaining balance due upon maturity in May 2022. The Term B-3 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023.

The Credit Facility allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at March 31, 2018 and December 31, 2017 were $827.6 million and $473.3 million, respectively. As of March 31, 2018, the interest rate on the Revolving Credit Facility was 3.48%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of March 31, 2018 and December 31, 2017, a total of $54.9 million and $59.3 million, respectively, of cash on deposit was used to determine the available credit.

As of March 31, 2018 and December 31, 2017, respectively, we had $447.6 million and $635.2 million outstanding under these lines of credit with additional capacity of $865.1 million as of March 31, 2018 to fund settlement. The weighted-average interest rate on these borrowings was 2.81% and 1.97% at March 31, 2018 and December 31, 2017, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and fixed charge coverage ratios as defined in the agreement. As of March 31, 2018, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than: (i) 4.50 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2017 through June 30, 2018; (ii) 4.25 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2018 through June 30, 2019; and (iii) 4.00 to 1.00 as of the end of any fiscal quarter ending thereafter. The fixed charge coverage ratio is required to be no less than 2.25 to 1.00.

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

The Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of and for the three months ended March 31, 2018.

See "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our borrowing arrangements.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market, or credit risk support other than the guarantee services described in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Forward-Looking Statements

Investors are cautioned that some of the statements we use in this report contain forward-looking statements and are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties and depend upon future events or conditions. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Such statements may include, but are not limited to, statements about the benefits of our acquisition of ACTIVE Network, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions and other statements that are not historical facts.

Important factors that may cause actual events or results to differ materially from those anticipated by such forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors, our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; change in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations, including without limitation difficulties and delays in integrating or fully realizing cost savings and other benefits of our acquisitions at all or within the expected time period; fully realizing anticipated annual interest expense savings from refinancing our Credit Facility; our loss of key personnel and other risk factors presented in Item 1- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 and any subsequent SEC filings, which we advise you to review. Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We undertake no obligation to revise any of these statements to reflect future circumstances or the occurrence of unanticipated events.

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

We have a Credit Facility for general corporate purposes, as well as various lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and settlement lines of credit are based on market rates and fluctuate accordingly. As of March 31, 2018, $4.8 billion was outstanding under these variable-rate debt arrangements and settlement lines of credit.

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

Based on balances outstanding under variable-rate debt agreements and interest earning cash balances at March 31, 2018, a hypothetical increase of 50 basis points in applicable interest rates as of March 31, 2018 would increase our annual interest expense by approximately $17.1 million and increase our annual interest income by approximately $2.2 million.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We added internal controls in support of the accounting, reporting and disclosure requirements of the new revenue accounting standard, which became effective for us as of January 1, 2018. In September 2017, we completed the acquisition of ACTIVE Network. In accordance with our integration efforts, we plan to incorporate ACTIVE Network's operations into our internal control over financial reporting program within the time period provided by the applicable SEC rules and regulations.

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

ITEM 1A - RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities and Use of Proceeds

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2018 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
January 2018	—	$—	—
February 2018	20,177	114.69	—
March 2018	45,680	111.14	8,926
Total	65,857	$112.23	8,926	$599.0

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended March 31, 2018, pursuant to our employee incentive plans, we withheld 56,931 shares at an average price per share of $112.61 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

(2)
As of March 31, 2018, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $599.0 million remaining available under the board’s authorization announced on February 6, 2018. The authorizations by the board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of the board’s authorizations or otherwise to complete any repurchases by any specific time or at all.

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
10.1*
First Refinancing Facility Amendment to Second Amended and Restated Credit Agreement, dated March 20, 2018, by and among Global Payments Inc., the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

10.2*	Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2018).
10.3*	Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2018).
10.4*	Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Offices (calendar 2018).
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

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

Global Payments Inc.
(Registrant)

Date: May 3, 2018	/s/ Cameron M. Bready
Cameron M. Bready
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)