Form 10-Q
period 2018-06-30
GLOBAL PAYMENTS INC
filed 2018-08-02
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of July 31, 2018 was 158,185,477.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended June 30, 2018

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	June 30, 2018	June 30, 2017

Revenues	$833,164	$962,240
Operating expenses:
Cost of service	264,544	469,149
Selling, general and administrative	377,883	361,239
	642,427	830,388
Operating income	190,737	131,852

Interest and other income	2,568	1,832
Interest and other expense	(47,720)	(48,361)
	(45,152)	(46,529)
Income before income taxes	145,585	85,323
Provision for income taxes	(27,856)	(12,880)
Net income	117,729	72,443
Net income attributable to noncontrolling interests, net of income tax	(8,660)	(5,534)
Net income attributable to Global Payments	$109,069	$66,909

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.69	$0.44
Diluted earnings per share	$0.68	$0.44
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	June 30, 2018	June 30, 2017

Revenues	$1,628,141	$1,882,002
Operating expenses:
Cost of service	516,930	925,085
Selling, general and administrative	764,304	720,095
	1,281,234	1,645,180
Operating income	346,907	236,822

Interest and other income	14,262	3,439
Interest and other expense	(93,325)	(89,658)
	(79,063)	(86,219)
Income before income taxes	267,844	150,603
Provision for income taxes	(52,529)	(25,201)
Net income	215,315	125,402
Net income attributable to noncontrolling interests, net of income tax	(14,847)	(9,679)
Net income attributable to Global Payments	$200,468	$115,723

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.26	$0.76
Diluted earnings per share	$1.25	$0.75
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30, 2018	June 30, 2017

Net income	$117,729	$72,443
Other comprehensive income (loss):
Foreign currency translation adjustments	(78,550)	57,172
Income tax provision related to foreign currency translation adjustments	(763)	—
Unrealized gains (losses) on hedging activities	2,932	(3,382)
Reclassification of unrealized (gains) losses on hedging activities to interest expense	(1,104)	1,897
Income tax (provision) benefit related to hedging activities	(445)	661
Other, net	52	3
Other comprehensive income (loss), net of tax	(77,878)	56,351

Comprehensive income	39,851	128,794
Comprehensive (income) loss attributable to noncontrolling interests	2,551	(17,535)
Comprehensive income attributable to Global Payments	$42,402	$111,259

	Six Months Ended
	June 30, 2018	June 30, 2017

Net income	$215,315	$125,402
Other comprehensive income (loss):
Foreign currency translation adjustments	(65,225)	91,508
Income tax provision related to foreign currency translation adjustments	(365)	—
Unrealized gains (losses) on hedging activities	10,508	(2,555)
Reclassification of unrealized (gains) losses on hedging activities to interest expense	(1,167)	3,493
Income tax provision related to hedging activities	(2,310)	(249)
Other, net	—	(214)
Other comprehensive income (loss), net of tax	(58,559)	91,983

Comprehensive income	156,756	217,385
Comprehensive income attributable to noncontrolling interests	(14,930)	(22,404)
Comprehensive income attributable to Global Payments	$141,826	$194,981

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,099,529	$1,335,855
Accounts receivable, net of allowances for doubtful accounts of $2,795 and $1,827, respectively	317,222	301,887
Settlement processing assets	2,033,938	2,459,292
Prepaid expenses and other current assets	208,255	206,545
Total current assets	3,658,944	4,303,579
Goodwill	5,671,875	5,703,992
Other intangible assets, net	1,997,367	2,181,707
Property and equipment, net	615,803	588,348
Deferred income taxes	10,049	13,146
Other noncurrent assets	345,839	207,297
Total assets	$12,299,877	$12,998,069
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$547,341	$635,166
Current portion of long-term debt	74,717	100,308
Accounts payable and accrued liabilities	1,027,934	1,039,607
Settlement processing obligations	1,714,375	2,040,509
Total current liabilities	3,364,367	3,815,590
Long-term debt	4,255,142	4,559,408
Deferred income taxes	443,874	436,879
Other noncurrent liabilities	220,493	220,961
Total liabilities	8,283,876	9,032,838
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 158,071,104 issued and outstanding at June 30, 2018 and 159,180,317 issued and outstanding at December 31, 2017	—	—
Paid-in capital	2,254,783	2,379,774
Retained earnings	1,819,213	1,597,897
Accumulated other comprehensive loss	(243,629)	(183,144)
Total Global Payments shareholders’ equity	3,830,367	3,794,527
Noncontrolling interests	185,634	170,704
Total equity	4,016,001	3,965,231
Total liabilities and equity	$12,299,877	$12,998,069
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$215,315	$125,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	69,088	51,197
Amortization of acquired intangibles	176,303	165,117
Share-based compensation expense	30,104	21,153
Provision for operating losses and bad debts	22,942	25,940
Amortization of capitalized contract costs	23,835	19,681
Deferred income taxes	(3,061)	(38,603)
Other, net	(6,228)	17,057
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(21,763)	(4,901)
Settlement processing assets and obligations, net	95,232	(63,523)
Prepaid expenses and other assets	(92,154)	(25,007)
Accounts payable and other liabilities	(2,857)	(25,452)
Net cash provided by operating activities	506,756	268,061
Cash flows from investing activities:
Capital expenditures	(102,669)	(89,958)
Proceeds from sales of property and equipment	59	37,497
Other, net	(1,495)	(34,242)
Net cash used in investing activities	(104,105)	(86,703)
Cash flows from financing activities:
Net repayments of settlement lines of credit	(88,325)	(88,490)
Proceeds from long-term debt	694,214	902,324
Repayments of long-term debt	(1,024,695)	(1,082,898)
Payment of debt issuance costs	(10,884)	(9,461)
Repurchase of common stock	(177,261)	(5,342)
Proceeds from stock issued under share-based compensation plans	6,340	6,188
Common stock repurchased - share-based compensation plans	(9,989)	(418)
Distributions to noncontrolling interests	—	(9,301)
Dividends paid	(3,171)	(3,551)
Net cash used in financing activities	(613,771)	(290,949)
Effect of exchange rate changes on cash	(25,206)	27,388
Decrease in cash and cash equivalents	(236,326)	(82,203)
Cash and cash equivalents, beginning of the period	1,335,855	1,162,779
Cash and cash equivalents, end of the period	$1,099,529	$1,080,576
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	159,180	$2,379,774	$1,597,897	$(183,144)	$3,794,527	$170,704	$3,965,231
Net income			200,468		200,468	14,847	215,315
Other comprehensive income (loss), net of tax				(58,642)	(58,642)	83	(58,559)
Stock issued under share-based compensation plans	570	6,340			6,340		6,340
Common stock repurchased - share-based compensation plans	(67)	(7,489)			(7,489)		(7,489)
Share-based compensation expense		30,104			30,104		30,104
Cumulative effect of adoption of new accounting standard			50,970	(1,843)	49,127		49,127
Repurchase of common stock	(1,612)	(153,946)	(26,951)		(180,897)		(180,897)
Dividends paid ($0.02 per share)			(3,171)		(3,171)		(3,171)
Balance at June 30, 2018	158,071	$2,254,783	$1,819,213	$(243,629)	$3,830,367	$185,634	$4,016,001

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	152,186	$1,816,278	$1,137,230	$(322,717)	$2,630,791	$148,551	$2,779,342
Net income			115,723		115,723	9,679	125,402
Other comprehensive income, net of tax				79,258	79,258	12,725	91,983
Stock issued under share-based compensation plans	445	6,188			6,188		6,188
Common stock repurchased - share-based compensation plans	(9)	(758)			(758)		(758)
Share-based compensation expense		21,153			21,153		21,153
Dissolution of a subsidiary			7,998		7,998	(7,998)	—
Distributions to noncontrolling interest					—	(9,301)	(9,301)
Repurchase of common stock	(65)	(3,972)	(1,848)		(5,820)		(5,820)
Dividends paid ($0.02133 per share)			(3,551)		(3,551)		(3,551)
Balance at June 30, 2017	152,557	$1,838,889	$1,255,552	$(243,459)	$2,850,982	$153,656	$3,004,638
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

Recently Adopted Accounting Pronouncements

New Revenue Accounting Standard

We adopted Accounting Standards Update ("ASU") 2014-09, as well as other clarifications and technical guidance issued by the Financial Accounting Standards Board ("FASB") related to this new revenue standard (collectively codified in Accounting Standards Codification ("ASC") Topic 606: Revenue from Contracts with Customers, "ASC 606" and ASC Subtopic 340-40: Other Assets and Deferred Costs - Contracts with Customers, "ASC 340-40"), on January 1, 2018. We elected the modified retrospective transition method, which resulted in a net increase to retained earnings of $51.0 million for the cumulative effect of applying the standard. The primary component of the cumulative-effect adjustment was the result of changes in the accounting for certain costs to obtain customer contracts and the related income tax effects, which resulted in increases to other noncurrent assets and deferred income tax liabilities of $64.6 million and $15.6 million, respectively. Previously, we amortized these assets to expense over the related contract term. Under ASC 340-40, we now amortize these assets over the expected period of benefit, which is generally longer than the initial contract term. Under the new standard, we also capitalized certain costs that were not previously capitalized, including certain commissions and related payroll taxes and certain costs incurred to fulfill a contract before the performance obligation has been satisfied, primarily compensation to employees engaged in customer implementation activities in our technology-enabled businesses.

Under the modified retrospective transition method, we are required to provide additional disclosures during 2018 of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any. For the three and six months ended June 30, 2018, we presented revenue net of certain payments made to third parties, including payment networks. This change in presentation had the effect of reducing our revenues and operating expenses by the same amounts. As a result, revenues, cost of service and selling, general and administrative expenses were lower than the amounts without the effect of the new accounting standard by $281.9 million, $265.0 million and $16.9 million, respectively, during the three months ended June 30, 2018; and lower than the amounts without the effect of the new accounting standard by $534.3 million, $500.9 million and $33.3 million, respectively, during the six months ended June 30, 2018. The adoption of ASC 606 did not have a material effect on any other line items in our consolidated statement of income for the three and six months ended June 30, 2018 or consolidated balance sheet as of June 30, 2018, and had no effect on our cash flows from operating activities, investing activities or financing activities included in our consolidated statement of cash flows for the six months ended June 30, 2018.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The ASU clarifies the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, with the expectation that fewer will qualify as acquisitions (or disposals) of businesses. The ASU became effective for us on January 1, 2018. These amendments will be applied prospectively from the date of adoption. The effect of ASU 2017-01 will be dependent upon the nature of future acquisitions or dispositions that we make, if any. There was no effect on the consolidated financial statements for the six months ended June 30, 2018.

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

Recently Issued Pronouncements Not Yet Adopted

New Lease Accounting Standard

In February 2016, the FASB issued ASU 2016-02, "Leases." This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. In addition, several new disclosures will be required.

Although early adoption is permitted, we expect to adopt ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB, when it becomes effective for us on January 1, 2019. We plan to elect the optional modified retrospective transition method to apply the provisions of the new standard at the adoption date, which will result in recognition and measurement of leases as a cumulative-effect adjustment to opening retained earnings in the period of adoption. Under this transition method, we would not recast the prior financial statements presented. We have not completed our evaluation of the effect of ASU 2016-02 on our consolidated financial statements; however, we expect to recognize right of use assets and liabilities for our operating leases in the balance sheet upon adoption.

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

Other Accounting Standards Updates Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU provides an option to reclassify stranded tax effects within accumulated other comprehensive income ("AOCI") to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 U.S. Tax Act") (or portion thereof) is recorded. This ASU requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI; whether election is made to reclassify the stranded income tax effects from the 2017 U.S. Tax Act; and information about the income tax effects that are reclassified. This ASU is effective for annual and interim periods beginning after December 15, 2018. Although we do not believe adoption of ASU 2018-02 will have a material effect on our consolidated financial statements, we are continuing to evaluate whether to elect the option.

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

This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The accounting for this acquisition was not complete as of June 30, 2018. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as we obtain additional information. In particular, additional time is needed to refine and review the results of the valuation of assets and liabilities and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows:

	December 31, 2017	Measurement- Period Adjustments	June 30, 2018

	(in thousands)

Cash and cash equivalents	$42,913	$—	$42,913
Property and equipment	21,985	(133)	21,852
Identified intangible assets	410,545	—	410,545
Other assets	87,240	(210)	87,030
Deferred income taxes	(31,643)	4,003	(27,640)
Other liabilities	(144,132)	(3,518)	(147,650)
Total identifiable net assets	386,908	142	387,050
Goodwill	784,668	(142)	784,526
Total purchase consideration	$1,171,576	$—	$1,171,576

The measurement-period adjustments were the result of continued refinement of certain estimates, primarily those regarding the measurement of certain contingencies and deferred income taxes. As of June 30, 2018, we still considered these balances to be provisional because we were still in the process of gathering and reviewing information to support the measurement of certain contingencies, tax positions and deferred income taxes.

Goodwill of $784.5 million arising from the acquisition, included in the North America segment, was attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce. We expect that approximately 80% of the goodwill will be deductible for income tax purposes.

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

NOTE 3—REVENUES

We are a leading worldwide provider of payment technology and software solutions delivering innovative services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels to customers. The following disclosures in this note are applicable for the three and six months ended June 30, 2018.

The following tables present a disaggregation of our revenue from contracts with customers by distribution channel for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	North America	Europe	Asia-Pacific	Total

	(in thousands)

Direct:
Relationship-led	$244,861	$102,960	$32,371	$380,192
Technology-enabled	296,419	52,671	23,361	372,451
	541,280	155,631	55,732	752,643

Wholesale	80,521	—	—	80,521
	$621,801	$155,631	$55,732	$833,164

	Six Months Ended June 30, 2018
	North America	Europe	Asia-Pacific	Total

	(in thousands)

Direct:
Relationship-led	$471,281	$195,174	$67,613	$734,068
Technology-enabled	579,776	103,734	45,790	729,300
	1,051,057	298,908	113,403	1,463,368

Wholesale	164,773	—	—	164,773
	$1,215,830	$298,908	$113,403	$1,628,141

ASC 606 requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and six months ended June 30, 2018, substantially all of our revenues were recognized over time.

Nature of our Customer Arrangements

Our payment services customers contract with us for payment services, which we provide in exchange for consideration for completed transactions. Our payment solutions are similar around the world in that we enable our customers to accept card, electronic and digital-based payments at the point of sale. Our comprehensive services include authorization services (including electronic draft capture), settlement and funding services, customer support and help-desk functions, chargeback resolution, payment security services, consolidated billing and statements and on-line reporting. In addition, we may sell or rent point-of-sale terminals or other equipment to customers.

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

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as permitted by ASC 606, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As described above, our most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion; therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.

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

Net contract liabilities included in accounts payable and accrued liabilities on our consolidated balance sheet were $116.9 million at June 30, 2018, $99.4 million at April 1, 2018 and $100.6 million at January 1, 2018. Net contract liabilities included in other noncurrent liabilities on our consolidated balance sheet were $8.3 million at June 30, 2018, $8.1 million at April 1, 2018 and $6.0 million at January 1, 2018. Revenues for the three months ended June 30, 2018 included $37.0 million that was in contract liabilities at April 1, 2018. Revenues for the six months ended June 30, 2018 included $69.9 million that was in contract liabilities at January 1, 2018. Net contract assets were not material at June 30, 2018 or at January 1, 2018.

Contract Costs

We incur costs to obtain contracts with customers, including employee sales commissions and fees to business partners. At contract inception, we capitalize such costs that we expect to recover and that would not have been incurred if the contract had not been obtained. We also capitalize certain costs incurred to fulfill our contracts with customers that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. At June 30, 2018, we had net capitalized costs to obtain and fulfill contracts of $172.2 million and $8.3 million, respectively, included in other noncurrent assets on our consolidated balance sheet.

Contract costs are amortized on a systematic basis consistent with the transfer to the customer of the goods or services to which the asset relates. A straight-line or proportional amortization method is used depending upon which method best depicts the pattern of transfer of the goods or services to the customer. In addition, these contract costs are evaluated for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs. At June 30, 2018, none of our capitalized contract costs were impaired.

In order to determine the appropriate amortization period for contract costs, we consider a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology we use to provide goods and services to our customers, whether future contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. We amortize these assets over the expected period of benefit, which, based on the factors noted above, is typically 7 years. Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. During the three and six months ended June 30, 2018, amortization of capitalized contract costs was $13.6 million and $23.8 million, respectively.

NOTE 4—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of June 30, 2018 and December 31, 2017, settlement processing assets and obligations consisted of the following:

	June 30, 2018	December 31, 2017

	(in thousands)

Settlement processing assets:
Interchange reimbursement	$282,096	$304,964
(Liability to) receivable from members	(11,607)	104,339
Receivable from networks	1,768,906	2,055,390
Exception items	9,979	7,867
Merchant reserves	(15,436)	(13,268)
	$2,033,938	$2,459,292

Settlement processing obligations:
Interchange reimbursement	$92,740	$72,053
Liability to members	(22,152)	(20,369)
Liability to merchants	(1,651,574)	(1,961,107)
Exception items	12,607	6,863
Merchant reserves	(141,895)	(133,907)
Reserve for operating losses and sales allowances	(4,101)	(4,042)
	$(1,714,375)	$(2,040,509)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2018 and December 31, 2017, goodwill and other intangible assets consisted of the following:

	June 30, 2018	December 31, 2017

	(in thousands)

Goodwill	$5,671,875	$5,703,992
Other intangible assets:
Customer-related intangible assets	$2,064,828	$2,078,891
Acquired technologies	720,330	722,466
Trademarks and trade names	246,858	247,688
Contract-based intangible assets	134,587	171,522
	3,166,603	3,220,567
Less accumulated amortization:
Customer-related intangible assets	768,665	685,869
Acquired technologies	273,172	210,063
Trademarks and trade names	66,660	50,849
Contract-based intangible assets	60,739	92,079
	1,169,236	1,038,860
	$1,997,367	$2,181,707

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2018:

	North America	Europe	Asia-Pacific	Total

	(in thousands)

Balance at December 31, 2017	$4,896,491	$513,138	$294,363	$5,703,992
Effect of foreign currency translation	(3,355)	(15,107)	(13,513)	(31,975)
Measurement-period adjustments	(142)	—	—	(142)
Balance at June 30, 2018	$4,892,994	$498,031	$280,850	$5,671,875

There was no accumulated impairment loss as of June 30, 2018 or December 31, 2017.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of June 30, 2018 and December 31, 2017, long-term debt consisted of the following:

	June 30, 2018	December 31, 2017

	(in thousands)

Credit Facility:
Term loans (face amounts of $4,005,196 and $3,932,677 at June 30, 2018 and December 31, 2017, respectively, less unamortized debt issuance costs of $37,337 and $37,961 at June 30, 2018 and December 31, 2017, respectively)	$3,967,859	$3,894,716
Revolving Credit Facility	362,000	765,000
Total long-term debt	4,329,859	4,659,716
Less current portion of Credit Facility (face amounts of $83,239 and $108,979 at June 30, 2018 and December 31, 2017, respectively, less unamortized debt issuance costs of $8,522 and $8,671 at June 30, 2018 and December 31, 2017, respectively)	74,717	100,308
Long-term debt, excluding current portion	$4,255,142	$4,559,408

Maturity requirements on long-term debt as of June 30, 2018 by year are as follows (in thousands):

Years ending December 31,
2018	$41,620
2019	119,109
2020	154,979
2021	190,848
2022	262,587
2023	3,598,053
Total	$4,367,196

Credit Facility

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). On March 20, 2018, we entered into the First Refinancing Facility Amendment (the "Refinancing Amendment") to our Second Amended and Restated Credit Agreement, dated July 31, 2015 (as amended from time to time, the "Credit Agreement"). The Refinancing Amendment provided a new term B loan in an aggregate principal amount of $1.14 billion ("Term B-2 Loan") to refinance the entire amount of the previously existing term B-2 loan outstanding immediately prior to giving effect to this amendment. The Refinancing Amendment also reduced the interest rate margin applicable to our Term B-2 Loan by 25 basis points.

On June 19, 2018, we entered into the Fifth Amendment (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment increased the total financing capacity available under the Credit Facility to approximately $5.5 billion; however our aggregate outstanding debt under the Credit Facility did not change as a result of this transaction. The Fifth Amendment reduced the interest rate margin applicable to our Term A Loan, Term A-2 Loan and Revolving Credit Facility (each defined below) by 25 basis points and extended the maturities of Term A Loan, Term A-2 Loan and the Revolving Credit Facility.

As of June 30, 2018, the Credit Facility, provided for secured financing comprised of (i) a $1.5 billion revolving credit facility (the "Revolving Credit Facility"); (ii) a $1.5 billion term loan (the "Term A Loan"), (iii) a $1.37 billion term loan (the "Term A-2 Loan") and (iv) the Term B-2 Loan. Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility.

The Credit Facility provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a margin. As of June 30, 2018, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B-2 Loan were 3.59%, 3.48% and 3.84%, respectively. As of June 30, 2018, the interest rate on the Revolving Credit Facility was 3.48%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

The Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility expires, on January 20, 2023. The Term B-2 Loan matures on April 22, 2023. The Term A Loan and Term A-2 Loan principals must be repaid in quarterly installments in the amount of 0.625% of principal through June 2019, increasing to 1.25% of principal through June 2021, increasing to 1.875% of principal through June 2022 and increasing to 2.50% through December 2022, with the remaining principal balance due upon maturity in January 2023. The Term B-2 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023.

The Credit Facility allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at June 30, 2018 and December 31, 2017 were $1,125.4 million and $473.3 million, respectively.

The portion of deferred debt issuance costs related to the Revolving Credit Facility is included in other noncurrent assets, and the portion of deferred debt issuance costs related to the term loans is reported as a reduction to the carrying amount of the term loans. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our settlement lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of June 30, 2018 and December 31, 2017, a total of $48.2 million and $59.3 million, respectively, of cash on deposit was used to determine the available credit.

As of June 30, 2018 and December 31, 2017, respectively, we had $547.3 million and $635.2 million outstanding under these lines of credit with additional capacity of $764.2 million as of June 30, 2018 to fund settlement. The weighted-average interest rate on these borrowings was 2.45% and 1.97% at June 30, 2018 and December 31, 2017, respectively. During the three months ended June 30, 2018, the maximum and average outstanding balances under these lines of credit were $667.9 million and $396.4 million, respectively.

Compliance with Covenants

The Credit Facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios, as defined in the agreement. As of June 30, 2018, financial covenants under the Credit Facility required a leverage ratio no greater than: (i) 5.00 to 1.00 as of the end of any fiscal quarter ending during the period from April 1, 2018 through June 30, 2019; (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2019 through June 30, 2020; and (iii) 4.50 to 1.00 as of the end of any fiscal quarter ending thereafter. The interest coverage ratio is required to be no less than 3.25 to 1.00.

The Credit Facility and settlement lines of credit also include various other covenants that are customary in such borrowings. The Credit Facility includes covenants, subject in each case to exceptions and qualifications, that may restrict certain payments, including in certain circumstances, the payment of cash dividends in excess of our current rate of $0.01 per share per quarter.

The Credit Facility also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of June 30, 2018.

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

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included in the consolidated balance sheets:

Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at June 30, 2018	Range of Maturity Dates at June 30, 2018	June 30, 2018	December 31, 2017
				(in thousands)

Interest rate swaps (Notional of $500 million at June 30, 2018)	Prepaid expenses and other current assets	1.52%	February 28, 2019	$2,544	$—
Interest rate swaps (Notional of $800 million at June 30, 2018 and $1,300 million at December 31, 2017)	Other noncurrent assets	1.63%	December 31, 2019 - March 31, 2021	$16,003	$9,202

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

	(in thousands)

Amount of unrealized gains (losses) recognized in other comprehensive income (loss)	$2,932	$(3,382)	$10,508	$(2,555)
Amount of unrealized (gains) losses reclassified out of other comprehensive income (loss) to interest expense	$(1,104)	$1,897	$(1,167)	$3,493

As of June 30, 2018, the amount of net unrealized gains in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $9.7 million.

Interest Expense

Interest expense was $48.1 million and $47.4 million for the three months ended June 30, 2018 and 2017, respectively, and $93.5 million and $88.5 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 7—INCOME TAX

On December 22, 2017, the United States enacted the 2017 U.S. Tax Act, which resulted in numerous changes, including a reduction in the U.S. federal tax rate from 35% to 21% effective January 1, 2018 and the transition of the U.S. federal tax system to a territorial regime. As of June 30, 2018, we have not completed our accounting for the effects of the 2017 U.S. Tax Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax as of December 31, 2017 pursuant to guidance provided in SEC Staff Accounting Bulletin No. 118, which in March 2018 was codified by the FASB in ASU 2018-05 – Income Taxes (Topic 740). We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

Our effective income tax rates were 19.1% and 15.1% for the three months ended June 30, 2018 and June 30, 2017, respectively, and 19.6% and 16.7% for the six months ended June 30, 2018 and June 30, 2017, respectively. Our effective income tax rates differed from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world, including, without limitation, the United States and the United Kingdom. We are no longer subject to state income tax examinations for years ended on or before May 31, 2008, U.S. federal income tax examinations for fiscal years prior to 2014 and U.K. federal income tax examinations for years ended on or before May 31, 2014.

NOTE 8—SHAREHOLDERS’ EQUITY

We make repurchases of our common stock mainly through the use of open market purchases and, at times, through accelerated share repurchase programs. As of June 30, 2018, we were authorized to repurchase up to $419.1 million of our common stock. During the three and six months ended June 30, 2018, through open market repurchase plans, we repurchased and retired 1,603,248 and 1,612,174 shares of our common stock, respectively, at a cost of $179.9 million and $180.9 million, respectively, or an average cost of $112.20 and $112.19 per share, respectively, including commissions.

During the three and six months ended June 30, 2017, through open market repurchase plans, we repurchased and retired 64,716 shares of our common stock at a cost of $5.8 million, or an average cost of $89.70 per share, including commissions.

On July 27, 2018, our board of directors declared a dividend of $0.01 per share payable on September 28, 2018 to common shareholders of record as of September 14, 2018.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

	(in thousands)

Share-based compensation expense	$15,205	$12,337	$30,104	$21,153
Income tax benefit	$3,377	$4,199	$6,662	$7,265

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the six months ended June 30, 2018:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2017	1,226	$78.29
Granted	485	114.78
Vested	(203)	75.77
Forfeited	(26)	85.67
Unvested at June 30, 2018	1,482	$90.43

The total fair value of restricted stock and performance awards vested during the six months ended June 30, 2018 and June 30, 2017 was $22.8 million and $2.2 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $13.6 million and $11.2 million during the three months ended June 30, 2018 and June 30, 2017, respectively, and $27.4 million and $19.2 million during the six months ended June 30, 2018 and June 30, 2017, respectively. As of June 30, 2018, there was $81.0 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.1 years. Our restricted stock and performance award plans provide for accelerated vesting under certain conditions.

Stock Options

The following summarizes changes in stock option activity for the six months ended June 30, 2018:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2017	723	$47.79	6.4	$37.9
Granted	103	114.70
Forfeited	(4)	19.64
Exercised	(49)	21.85
Outstanding at June 30, 2018	773	$58.45	6.8	$41.3

Options vested and exercisable at June 30, 2018	491	$41.79	5.7	$34.2

We recognized compensation expense for stock options of $0.9 million and $0.7 million during the three months ended June 30, 2018 and June 30, 2017, respectively, and $1.5 million and $1.3 million during the six months ended June 30, 2018 and June 30, 2017, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2018 and June 30, 2017 was $4.6 million and $7.5 million, respectively. As of June 30, 2018, we had $5.6 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.2 years.

The weighted-average grant-date fair value of each stock option granted during the six months ended June 30, 2018 and June 30, 2017 was $35.09 and $23.68, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2018	June 30, 2017

Risk-free interest rate	2.60%	1.99%
Expected volatility	29%	30%
Dividend yield	0.04%	0.06%
Expected term (years)	5	5

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

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

	(in thousands)

Basic weighted-average number of shares outstanding	159,003	152,525	159,161	152,415
Plus: Dilutive effect of stock options and other share-based awards	674	1,030	679	990
Diluted weighted-average number of shares outstanding	159,677	153,555	159,840	153,405

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows for the three and six months ended June 30, 2018 and June 30, 2017:

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at March 31, 2018	$(185,269)	$12,647	$(4,339)	$(176,961)
Other comprehensive income (loss), net of tax	(68,103)	1,383	52	(66,668)
Balance at June 30, 2018	$(253,372)	$14,030	$(4,287)	$(243,629)

Balance at March 31, 2017	$(284,835)	$873	$(3,844)	$(287,806)
Other comprehensive income (loss), net of tax	45,166	(822)	3	44,347
Balance at June 30, 2017	$(239,669)	$51	$(3,841)	$(243,459)

Other comprehensive loss (income) attributable to noncontrolling interests, which relates only to foreign currency translation, was $11.2 million and $(12.0) million for the three months ended June 30, 2018 and June 30, 2017, respectively.

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2017	$(185,856)	$6,999	$(4,287)	$(183,144)
Other comprehensive income (loss), net of tax	(65,673)	7,031	—	(58,642)
Cumulative effect of adoption of new accounting standard	(1,843)	—	—	(1,843)
Balance at June 30, 2018	$(253,372)	$14,030	$(4,287)	$(243,629)

Balance at December 31, 2016	$(318,450)	$(640)	$(3,627)	$(322,717)
Other comprehensive income (loss), net of tax	78,781	691	(214)	79,258
Balance at June 30, 2017	$(239,669)	$51	$(3,841)	$(243,459)

Other comprehensive income attributable to noncontrolling interests, which relates only to foreign currency translation, was $0.1 million and $12.7 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

NOTE 12—SEGMENT INFORMATION

We operate in three reportable segments: North America, Europe and Asia-Pacific. We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and certain compensation costs are included in Corporate in the following table. Interest and other income, interest and other expense and provision for income taxes are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2017 and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues and consolidated operating income was as follows for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

	(in thousands)

Revenues(1) (2):
North America	$621,801	$710,965	$1,215,830	$1,398,009
Europe	155,631	186,506	298,908	352,054
Asia-Pacific	55,732	64,769	113,403	131,939
Consolidated revenues	$833,164	$962,240	$1,628,141	$1,882,002

Operating income (loss)(2):
North America	$147,184	$112,176	$272,588	$206,259
Europe	82,682	65,673	153,230	120,180
Asia-Pacific	19,577	17,535	43,351	37,289
Corporate(3)	(58,706)	(63,532)	(122,262)	(126,906)
Consolidated operating income	$190,737	$131,852	$346,907	$236,822

Depreciation and amortization(2):
North America	$105,433	$89,455	$207,958	$182,163
Europe	11,775	11,487	24,520	23,063
Asia-Pacific	4,726	4,308	9,359	7,584
Corporate	1,714	2,030	3,555	3,504
Consolidated depreciation and amortization	$123,648	$107,280	$245,392	$216,314

(1) As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues," we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties. This change in presentation affected our reported revenues and operating expenses during the three and six months ended June 30, 2018 by the same amount and had no effect on operating income.

(2) Revenues, operating income and depreciation and amortization reflect the effect of acquired businesses from the respective dates of acquisition. For further discussion, see "Note 2—Acquisitions."

(3) During the three and six months ended June 30, 2018, operating loss for Corporate included acquisition and integration expenses of $8.1 million and $26.4 million, respectively. During the three and six months ended June 30, 2017, operating loss for Corporate included acquisition and integration expenses of $21.9 million and $48.0 million, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases

In May 2017, we sold our operating facility in Jeffersonville, Indiana, which we acquired as part of the Heartland merger, for $37.5 million and simultaneously leased the property back for an initial term of 20 years, followed by four optional renewal terms of five years. The arrangement met the criteria to be treated as a sale for accounting purposes, and as a result, we derecognized the associated property. There was no resulting gain or loss on the sale because the proceeds received were equal to the carrying amount of the property. We are accounting for the lease as an operating lease.

NOTE 14—SUBSEQUENT EVENT

On August 2, 2018, we announced our plan to acquire AdvancedMD, Inc. ("AdvancedMD"), a provider of cloud-based enterprise software solutions to small-to-medium sized ambulatory physician practices in the United States. We believe the acquisition will expand our software-driven payments strategy by enabling us to enter the healthcare vertical market, a large and fragmented market with strong payment fundamentals and attractive growth opportunities. Pursuant to the terms and subject to the conditions set forth in the purchase agreement, we will pay the seller cash consideration of approximately $700 million, which we plan to fund with cash on hand and our Credit Facility. We expect the acquisition to close during the fourth quarter of 2018, subject to regulatory approval and customary closing conditions.

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

As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues" in the notes to the accompanying unaudited consolidated financial statements, we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties. This change in presentation affected our reported revenues and operating expenses during the three and six months ended June 30, 2018 by the same amount and had no effect on operating income.

Highlights related to our financial condition and results of operations for the three and six months ended June 30, 2018 are provided below:

•
Consolidated revenues were $833.2 million and $1,628.1 million, respectively, for the three and six months ended June 30, 2018, compared to $962.2 million and $1,882.0 million, respectively, for the prior-year periods. Consolidated revenues without the effect of the new revenue accounting standard increased by 15.8% and 14.8% to $1,114.6 million and $2,160.1 million for the three and six months ended June 30, 2018, compared to $962.2 million and $1,882.0 million, respectively, for the prior-year periods, primarily due to organic growth.

•
Consolidated operating income was $190.7 million and $346.9 million, respectively, for the three and six months ended June 30, 2018, compared to $131.9 million and $236.8 million, respectively, for the prior-year periods. Our operating margin for three and six months ended June 30, 2018 was 22.9% and 21.3%, respectively. Without the effect of the new accounting standard, our operating margin for the three and six months ended June 30, 2018 was 16.3% and 15.2%, respectively, compared to 13.7% and 12.6% for the prior-year periods.

•
Net income attributable to Global Payments was $109.1 million and $200.5 million, respectively, for the three and six months ended June 30, 2018, compared to $66.9 million and $115.7 million, respectively, for the prior-year periods.

•	Diluted earnings per share was $0.68 and $1.25, respectively, for the three and six months ended June 30, 2018, compared to $0.44 and $0.75, respectively, for the prior-year periods.

Emerging Trends

The payments industry continues to grow worldwide and as a result, certain large payment technology companies, including us, have expanded operations globally by pursuing acquisitions and creating alliances and joint ventures. We expect to continue to expand into new markets and increase our scale and improve our competitiveness in existing markets by pursuing further acquisitions and joint ventures.

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

Results of Operations

The following table sets forth key selected financial data for the three months ended June 30, 2018 and June 30, 2017, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount.

	Three Months Ended June 30, 2018	% of Revenue(1)	Three Months Ended June 30, 2017	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
North America	$621,801	74.6%	$710,965	73.9%	$(89,164)	(12.5)%
Europe	155,631	18.7%	186,506	19.4%	(30,875)	(16.6)%
Asia-Pacific	55,732	6.7%	64,769	6.7%	(9,037)	(14.0)%
Total revenues	$833,164	100.0%	$962,240	100.0%	$(129,076)	(13.4)%

Consolidated operating expenses(2):
Cost of service	$264,544	31.8%	$469,149	48.8%	$(204,605)	(43.6)%
Selling, general and administrative	377,883	45.4%	361,239	37.5%	16,644	4.6%
Operating expenses	$642,427	77.1%	$830,388	86.3%	$(187,961)	(22.6)%

Operating income (loss):
North America	$147,184		$112,176		$35,008	31.2%
Europe	82,682		65,673		17,009	25.9%
Asia-Pacific	19,577		17,535		2,042	11.6%
Corporate(3)	(58,706)		(63,532)		4,826	(7.6)%
Operating income	$190,737	22.9%	$131,852	13.7%	$58,885	44.7%

Operating margin:
North America	23.7%		15.8%		7.9%
Europe	53.1%		35.2%		17.9%
Asia-Pacific	35.1%		27.1%		8.0%

(1) Percentage amounts may not sum to the total due to rounding.

(2) As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues," we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties. This change in presentation affected our reported revenues and operating expenses during the three months ended June 30, 2018 by the same amount and had no effect on operating income.

(3) Operating loss for Corporate included acquisition and integration expenses of $8.1 million and $21.9 million during the three months ended June 30, 2018 and 2017, respectively. These expenses are included primarily in selling, general and administrative expenses in the unaudited consolidated statements of income.

The following table sets forth key selected financial data for the six months ended June 30, 2018 and June 30, 2017, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount.

	Six Months Ended June 30, 2018	% of Revenue(1)	Six Months Ended June 30, 2017	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
North America	$1,215,830	74.7%	$1,398,009	74.3%	$(182,179)	(13.0)%
Europe	298,908	18.4%	352,054	18.7%	(53,146)	(15.1)%
Asia-Pacific	113,403	7.0%	131,939	7.0%	(18,536)	(14.0)%
Total revenues	$1,628,141	100.0%	$1,882,002	100.0%	$(253,861)	(13.5)%

Consolidated operating expenses(2):
Cost of service	$516,930	31.7%	$925,085	49.2%	$(408,155)	(44.1)%
Selling, general and administrative	764,304	46.9%	720,095	38.3%	44,209	6.1%
Operating expenses	$1,281,234	78.7%	$1,645,180	87.4%	$(363,946)	(22.1)%

Operating income (loss):
North America	$272,588		$206,259		$66,329	32.2%
Europe	153,230		120,180		33,050	27.5%
Asia-Pacific	43,351		37,289		6,062	16.3%
Corporate(3)	(122,262)		(126,906)		4,644	(3.7)%
Operating income	$346,907	21.3%	$236,822	12.6%	$110,085	46.5%

Operating margin:
North America	22.4%		14.8%		7.6%
Europe	51.3%		34.1%		17.2%
Asia-Pacific	38.2%		28.3%		9.9%

(1) Percentage amounts may not sum to the total due to rounding.

(2) As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues," we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties. This change in presentation affected our reported revenues and operating expenses during the six months ended June 30, 2018 by the same amount and had no effect on operating income.

(3) Operating loss for Corporate included acquisition and integration expenses of $26.4 million and $48.0 million during the six months ended June 30, 2018 and 2017, respectively. These expenses are included primarily in selling, general and administrative expenses in the unaudited consolidated statements of income.

Revenues

As stated above, effective January 1, 2018 our revenues are presented net of certain fees that we pay to third parties, including payment networks. This change in presentation affected our reported revenues and operating expenses for the current-year periods by the same amount and had no effect on operating income. Consolidated revenues without the effect of the new revenue accounting standard increased by 15.8% and 14.8%, respectively, to $1,114.6 million and $2,160.1 million, respectively, for the three and six months ended June 30, 2018, compared to $962.2 million and $1,882.0 million, respectively, for the prior-year periods.

North America Segment. The change in presentation decreased our reported North America segment revenues for the three and six months ended June 30, 2018 by $185.5 million and $356.7 million, respectively. Revenues from our North America segment without the effect of the new revenue accounting standard increased by 13.5% and 12.3%, respectively, to $806.8 million and $1,570.2 million, respectively, for the three and six months ended June 30, 2018, primarily due to the acquisition of ACTIVE Network.

Europe Segment. The change in presentation decreased our reported Europe segment revenues for the three and six months ended June 30, 2018 by $78.4 million and $140.3 million, respectively. Revenues from our Europe segment without the effect of the new revenue accounting standard increased by 25.5% and 24.8%, respectively, to $234.0 million and $439.2 million for the three and six months ended June 30, 2018, primarily due to organic growth.

Asia-Pacific Segment. The change in presentation decreased our reported Asia-Pacific segment revenues for the three and six months ended June 30, 2018 by $18.0 million and $37.3 million, respectively. Revenues from our Asia-Pacific segment without the effect of the new revenue accounting standard increased by 13.9% and 14.2%, respectively, to $73.7 million and $150.7 million for the three and six months ended June 30, 2018, primarily due to organic growth.

Operating Expenses

Cost of Service. As described above, effective January 1, 2018, the new revenue accounting standard changed our presentation of certain fees that we pay to third parties, which decreased cost of services by $265.0 million and $500.9 million, respectively, during the three and six months ended June 30, 2018. Cost of service without the effect of the new revenue accounting standard increased by 13.1% and 10.2%, respectively, to $530.6 million and $1,019.9 million, respectively, for the three and six months ended June 30, 2018, primarily due to additional costs associated with revenue growth. Cost of service without the effect of the new accounting standard as a percentage of revenues without the effect of the new accounting standard decreased to 47.6% and 47.2%, respectively, for the three and six months ended June 30, 2018, compared to 48.8% and 49.2%, respectively, for the prior-year periods.

Selling, General and Administrative Expenses. As described above, effective January 1, 2018, the new revenue accounting standard changed our presentation of certain fees that we pay to third parties, which decreased selling, general and administrative expenses by $16.9 million and $33.3 million, respectively, during the three and six months ended June 30, 2018. Selling, general and administrative expenses without the effect of the new revenue accounting standard increased by 11.4% and 12.9%, respectively, to $402.5 million and $812.7 million, respectively, for the three and six months ended June 30, 2018, primarily due to additional costs to support the growth of our business, partially offset by a reduction in acquisition and integration expenses of $13.8 million and $21.6 million, respectively. Selling, general and administrative expenses without the effect of the new accounting standard as a percentage of revenues without the effect of the new accounting standard decreased to 36.1% and 37.6%, respectively, for the three and six months ended June 30, 2018, compared to 37.5% and 38.3%, respectively, for the prior-year periods.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 31.2% and 32.2%, respectively, to $147.2 million and $272.6 million, respectively, for the three and six months ended June 30, 2018, compared to the prior-year periods, primarily due to our acquisition of ACTIVE Network. Operating margin without the effect of the new accounting standard increased to 17.1% and 16.1%, respectively, for the three and six months ended June 30, 2018 compared to 15.8% and 14.8%, respectively, for the prior-year periods.

Europe Segment. Operating income in our Europe segment increased by 25.9% and 27.5%, respectively, to $82.7 million and $153.2 million, respectively, for the three and six months ended June 30, 2018, compared to the prior-year periods, primarily due to organic growth. Operating margin without the effect of the new accounting standard increased to 35.4% and 34.9%, respectively, for the three and six months ended June 30, 2018, compared to 35.2% and 34.1%, respectively, for the prior-year periods.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 11.6% and 16.3%, respectively, to $19.6 million and $43.4 million, respectively, for the three and six months ended June 30, 2018, compared to the prior-year periods, primarily due to organic growth. Operating margin without the effect of the new accounting standard decreased to 26.2% for the three months ended June 30, 2018, compared to 27.1% for the prior-year period as a result of investments made in the Asia-Pacific business to drive continued growth in organic revenue. Operating margin without the effect of the new accounting standard increased to 28.5% for the six months ended June 30, 2018, compared to 28.3%, respectively, for the prior-year period.

Corporate. Corporate expenses decreased by $4.8 million and $4.6 million, respectively, to $58.7 million and $122.3 million, respectively, for the three and six months ended June 30, 2018, compared to the prior-year periods, primarily due to a reduction in acquisition and integration expenses of $13.8 million and $21.6 million, respectively, partially offset by higher share-based compensation expense of $6.1 million and $9.0 million, respectively, and additional costs to support the growth of our business.

Other Income/Expense, Net

Interest and other income increased by $0.7 million and $10.8 million, respectively, for the three and six months ended June 30, 2018, compared to the prior-year periods. The increase during the six months ended June 30, 2018 was due to a gain of approximately $9.6 million recognized on the reorganization of a debit network association of which we were a member through one of our Canadian subsidiaries.

Interest and other expense decreased by $0.6 million for the three months ended June 30, 2018, compared to the prior-year period, to $47.7 million. Interest and other expense increased $3.7 million for the six months ended June 30, 2018, compared to the prior-year period, to $93.3 million. During the three months ended June 30, 2018 and 2017, interest and other expense included charges of $3.3 million and $6.8 million, respectively, related to debt refinancing activities that we completed in the periods. During the six months ended June 30, 2018 and 2017, interest and other expense included charges of $5.2 million and $6.8 million, respectively, related to debt refinancing activities that we completed in the periods. Interest expense for the three and six months ended June 30, 2018 also reflects an increase in the London Interbank Offered Rate ("LIBOR").

Provision for Income Taxes

Our effective income tax rates were 19.1% and 15.1% for the three months ended June 30, 2018 and June 30, 2017, respectively, and 19.6% and 16.7% for the six months ended June 30, 2018 and June 30, 2017, respectively. Our effective income tax rates for the three and six months ended June 30, 2018 were higher than the prior-year periods primarily due to a change in the mix of income before income taxes by jurisdiction.

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

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. We use our financing, such as term loans and our Revolving Credit Facility for general corporate purposes and to fund acquisitions. In addition, lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card network. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, through the issuance of debt, equity or otherwise.

At June 30, 2018, we had cash and cash equivalents totaling $1,099.5 million. Of this amount, we consider $462.1 million to be available for general purposes, of which approximately $60 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. Under the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 U.S. Tax Act"), a company's foreign earnings accumulated under legacy tax laws are deemed repatriated, and the 2017 U.S. Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries. The estimate of $60 million is our provisional position under the 2017 U.S. Tax Act. The available cash of $462.1 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf.

Operating activities provided net cash of $506.8 million and $268.1 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Fluctuations in working capital are affected primarily by timing of month-end and transaction volume, especially changes in settlement processing assets and liabilities. Changes in settlement processing assets and liabilities increased operating cash flows by $95.2 million and decreased operating cash flows by $63.5 million during the six months ended June 30, 2018 and June 30, 2017, respectively.

We used net cash in investing activities of $104.1 million and $86.7 million during the six months ended June 30, 2018 and June 30, 2017, respectively. Cash used for investing activities during these periods was comprised primarily of capital expenditures (including internal-use capitalized software development projects). These investments include software and hardware to support the development of new technologies, continued consolidation and enhancement of our operating platforms and infrastructure to support our growing business. During the year ending December 31, 2018, we expect capital expenditures for property and equipment to approximate $210 million.

Financing activities include borrowings and repayments made under our Credit Facility as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs as well as cash distributions made to noncontrolling interests and our shareholders. Cash flows from financing activities used net cash of $613.8 million and $290.9 million during the six months ended June 30, 2018 and June 30, 2017, respectively, primarily to reduce borrowings under our Credit Facility.

Proceeds from long-term debt were $694.2 million and $902.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Repayments of long-term debt were $1,024.7 million and $1,082.9 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Proceeds from long-term debt include borrowings that we make from time-to-time under our Revolving Credit Facility. Repayments of long-term debt include repayments that we make from time-to-time under our Revolving Credit Facility as well as scheduled principal repayments made under our term loans. During the six months ended June 30, 2018, we repatriated $341.5 million from certain of our foreign subsidiaries and used the cash to reduce outstanding borrowings under our Revolving Credit Facility.

Because we often receive funding from the payment networks after we fund our merchants, we have specialized lines of credit in various markets where we do business to fund settlement. Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the six months ended June 30, 2018 and June 30, 2017, we had net repayments of settlement lines of credit of $88.3 million and $88.5 million, respectively.

We make repurchases of our common stock mainly through the use of open market purchases and, at times, through accelerated share repurchase programs. As of June 30, 2018, we had $419.1 million of share repurchase authority remaining under a program authorized by the board of directors, announced on February 6, 2018, to repurchase shares of our common stock. During the six months ended June 30, 2018, we used $177.3 million to repurchase shares of our common stock, compared to $5.3 million in the prior-year period.

We believe that our current level of cash and borrowing capacity under our long-term debt and lines of credit described below, together with future cash flows from operations will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

On August 2, 2018, we announced our plan to acquire AdvancedMD, Inc. ("AdvancedMD"). Pursuant to the terms and subject to the conditions set forth in the purchase agreement, we will pay the seller aggregate cash consideration of approximately $700 million, which we plan to fund with cash on hand and our Credit Facility. We expect the acquisition to close during the fourth quarter of 2018, subject to regulatory approval and customary closing conditions.

Long-Term Debt and Lines of Credit

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). On March 20, 2018, we entered into the First Refinancing Facility Amendment (the "Refinancing Amendment") to our Second Amended and Restated Credit Agreement, dated July 31, 2015 (as amended from time to time, the "Credit Agreement"). The Refinancing Amendment provided a new term B loan in an aggregate principal amount of $1.14 billion ("Term B-2 Loan") to refinance the entire amount of the previously existing term B-2 loan outstanding immediately prior to giving effect to this amendment. The Refinancing Amendment also reduced the interest rate margin applicable to our Term B-2 Loan by 25 basis points.

On June 19, 2018, we entered into the Fifth Amendment (the "Fifth Amendment") to the Credit Agreement. The Fifth Amendment increased the total financing capacity available under the Credit Facility to approximately $5.5 billion; however our aggregate outstanding debt under the Credit Facility did not change as a result of this transaction. The Fifth Amendment reduced the interest rate margin applicable to our Term A Loan, Term A-2 Loan and Revolving Credit Facility (each defined below) by 25 basis points and extended the maturities of Term A Loan, Term A-2 Loan and the Revolving Credit Facility.

As of June 30, 2018, the Credit Facility provided for secured financing comprised of (i) a $1.5 billion revolving credit facility (the "Revolving Credit Facility"); (ii) a $1.5 billion term loan (the "Term A Loan"), (iii) a $1.37 billion term loan (the "Term A-2 Loan") and (iv) the Term B-2 Loan. Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility.

The Credit Facility provides for an interest rate, at our election, of either LIBOR or a base rate, in each case plus a margin. As of June 30, 2018, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B-2 Loan were 3.59%, 3.48% and 3.84%, respectively. As of June 30, 2018, the interest rate on the Revolving Credit Facility was 3.48%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

The Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility expires, on January 20, 2023. The Term B-2 Loan matures on April 22, 2023. The Term A Loan and Term A-2 Loan principals must be repaid in quarterly installments in the amount of 0.625% of principal through June 2019, increasing to 1.25% of principal through June 2021, increasing to 1.875% of principal through June 2022 and increasing to 2.50% through December 2022, with the remaining principal balance due upon maturity` in January 2023. The Term B-2 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023.

The Credit Facility allows us to issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at June 30, 2018 and December 31, 2017 were $1,125.4 million and $473.3 million, respectively.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of June 30, 2018 and December 31, 2017, a total of $48.2 million and $59.3 million, respectively, of cash on deposit was used to determine the available credit.

As of June 30, 2018 and December 31, 2017, respectively, we had $547.3 million and $635.2 million outstanding under these lines of credit with additional capacity of $764.2 million as of June 30, 2018 to fund settlement. The weighted-average interest rate on these borrowings was 2.45% and 1.97% at June 30, 2018 and December 31, 2017, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios as defined in the agreement. As of June 30, 2018, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than: (i) 5.00 to 1.00 as of the end of any fiscal quarter ending during the period from April 1, 2018 through June 30, 2019; (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2019 through June 30, 2020; and (iii) 4.50 to 1.00 as of the end of any fiscal quarter ending thereafter. The interest coverage ratio is required to be no less than 3.25 to 1.00.

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

The Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of June 30, 2018.

See "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our borrowing arrangements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenues, results of operations or capital resources, other than the guarantee services described in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Forward-Looking Statements

Investors are cautioned that some of the statements we use in this report contain forward-looking statements and are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties and depend upon future events or conditions. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Such statements may include, but are not limited to, statements about the benefits of our acquisitions, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions, statements about the proposed acquisition of AdvancedMD and other statements that are not historical facts.

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

Additional important factors that could cause actual events or results to differ from those anticipated by our forward-looking statements or historical performance associated with the proposed acquisition of AdvancedMD include the ability to meet closing conditions at all or on the expected terms and schedule, business disruption during the pendency of the acquisition or thereafter making it more difficult to maintain business and operational relationships, including the possibility that our announcement of the acquisition could disrupt AdvancedMD’s relationships with financial institutions, customers, employees or other partners; and difficulties and delays in fully realizing benefits of the acquisition.

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

We have a Credit Facility for general corporate purposes, as well as various lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and settlement lines of credit are based on market rates and fluctuate accordingly. As of June 30, 2018, $4.9 billion was outstanding under these variable-rate debt arrangements and settlement lines of credit.

The interest earned on our invested cash and the interest incurred on our debt are based on variable interest rates; therefore, the exposure of our net income to a change in interest rates is partially mitigated as an increase in rates would increase both interest income and interest expense, and a reduction in rates would decrease both interest income and interest expense. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have interest rate swaps that reduce a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in "Note 6—Long-Term Debt and Lines of Credit" in the notes to our accompanying unaudited consolidated financial statements.

Based on balances outstanding under variable-rate debt agreements and interest-earning cash balances at June 30, 2018, a hypothetical change of 50 basis points in applicable interest rates as of June 30, 2018 would change our annual interest expense by approximately $17.3 million and change our annual interest income by approximately $2.3 million.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In September 2017, we completed the acquisition of ACTIVE Network. In accordance with our integration efforts, we plan to incorporate ACTIVE Network's operations into our internal control over financial reporting program within the time period provided by the applicable SEC rules and regulations.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

ITEM 1A—RISK FACTORS

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities and Use of Proceeds

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2018 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
April 2018	273,838	$109.06	271,325
May 2018	562,015	112.79	561,595
June 2018	777,026	112.89	770,328
Total	1,612,879	$112.20	1,603,248	$419.1

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended June 30, 2018, pursuant to our employee incentive plans, we withheld 9,631 shares at an average price per share of $111.93 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

(2)
On February 6, 2018, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $600 million. As of June 30, 2018, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $419.1 million. The authorizations by the board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of the board’s authorizations or otherwise to complete any repurchases by any specific time or at all.

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
10.1*
Fifth Amendment to Second Amended and Restated Credit Agreement and First Amendment to Security Agreement, dated June 19, 2018, by and among Global Payments Inc., the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

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

Global Payments Inc.
(Registrant)

Date: August 2, 2018	/s/ Cameron M. Bready
Cameron M. Bready
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)