Form 10-Q
period 2018-09-30
GLOBAL PAYMENTS INC
filed 2018-10-30
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares of the issuer’s common stock, no par value, outstanding as of October 28, 2018 was 158,212,663.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended September 30, 2018

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	September 30, 2018	September 30, 2017

Revenues	$857,670	$1,038,907
Operating expenses:
Cost of service	265,013	493,883
Selling, general and administrative	369,495	372,553
	634,508	866,436
Operating income	223,162	172,471

Interest and other income	3,134	2,347
Interest and other expense	(46,356)	(40,764)
	(43,222)	(38,417)
Income before income taxes	179,940	134,054
Benefit from (provision for) income taxes	6,089	(15,692)
Net income	186,029	118,362
Net income attributable to noncontrolling interests, net of income tax	(9,659)	(7,622)
Net income attributable to Global Payments	$176,370	$110,740

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.12	$0.72
Diluted earnings per share	$1.11	$0.71
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	September 30, 2018	September 30, 2017

Revenues	$2,485,811	$2,920,910
Operating expenses:
Cost of service	781,943	1,418,969
Selling, general and administrative	1,133,799	1,092,648
	1,915,742	2,511,617
Operating income	570,069	409,293

Interest and other income	17,397	5,787
Interest and other expense	(139,681)	(130,422)
	(122,284)	(124,635)
Income before income taxes	447,785	284,658
Provision for income taxes	(46,441)	(40,893)
Net income	401,344	243,765
Net income attributable to noncontrolling interests, net of income tax	(24,506)	(17,302)
Net income attributable to Global Payments	$376,838	$226,463

Earnings per share attributable to Global Payments:
Basic earnings per share	$2.37	$1.48
Diluted earnings per share	$2.36	$1.47
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	September 30, 2018	September 30, 2017

Net income	$186,029	$118,362
Other comprehensive income (loss):
Foreign currency translation adjustments	(15,395)	42,417
Income tax benefit related to foreign currency translation adjustments	140	—
Unrealized gains on hedging activities	1,845	341
Reclassification of unrealized (gains) losses on hedging activities to interest expense	(1,663)	1,172
Income tax provision related to hedging activities	(110)	(670)
Other, net	(58)	18
Other comprehensive income (loss), net of tax	(15,241)	43,278

Comprehensive income	170,788	161,640
Comprehensive income attributable to noncontrolling interests	(21,333)	(9,950)
Comprehensive income attributable to Global Payments	$149,455	$151,690

	Nine Months Ended
	September 30, 2018	September 30, 2017

Net income	$401,344	$243,765
Other comprehensive income (loss):
Foreign currency translation adjustments	(80,620)	133,921
Income tax provision related to foreign currency translation adjustments	(224)	—
Unrealized gains (losses) on hedging activities	12,353	(2,214)
Reclassification of unrealized (gains) losses on hedging activities to interest expense	(2,830)	4,667
Income tax provision related to hedging activities	(2,420)	(919)
Other, net	(59)	(196)
Other comprehensive income (loss), net of tax	(73,800)	135,259

Comprehensive income	327,544	379,024
Comprehensive income attributable to noncontrolling interests	(36,264)	(32,352)
Comprehensive income attributable to Global Payments	$291,280	$346,672
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$990,604	$1,335,855
Accounts receivable, net of allowances for doubtful accounts of $3,495 and $1,827, respectively	321,664	301,887
Settlement processing assets	2,894,226	2,459,292
Prepaid expenses and other current assets	207,496	206,545
Total current assets	4,413,990	4,303,579
Goodwill	6,130,921	5,703,992
Other intangible assets, net	2,278,968	2,181,707
Property and equipment, net	640,976	588,348
Deferred income taxes	9,237	13,146
Other noncurrent assets	365,144	207,297
Total assets	$13,839,236	$12,998,069
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$685,878	$635,166
Current portion of long-term debt	92,689	100,308
Accounts payable and accrued liabilities	1,065,435	1,039,607
Settlement processing obligations	2,423,069	2,040,509
Total current liabilities	4,267,071	3,815,590
Long-term debt	4,707,510	4,559,408
Deferred income taxes	516,357	436,879
Other noncurrent liabilities	172,730	220,961
Total liabilities	9,663,668	9,032,838
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 158,186,371 issued and outstanding at September 30, 2018 and 159,180,317 issued and outstanding at December 31, 2017	—	—
Paid-in capital	2,250,828	2,379,774
Retained earnings	1,994,003	1,597,897
Accumulated other comprehensive loss	(270,545)	(183,144)
Total Global Payments shareholders’ equity	3,974,286	3,794,527
Noncontrolling interests	201,282	170,704
Total equity	4,175,568	3,965,231
Total liabilities and equity	$13,839,236	$12,998,069
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$401,344	$243,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	105,734	80,868
Amortization of acquired intangibles	263,714	249,095
Share-based compensation expense	44,937	30,771
Provision for operating losses and bad debts	32,309	37,203
Amortization of capitalized contract costs	37,281	32,863
Deferred income taxes	(4,973)	(51,093)
Other, net	(17,185)	34,190
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(27,696)	(6,070)
Settlement processing assets and obligations, net	(58,693)	(232,713)
Prepaid expenses and other assets	(117,824)	(78,302)
Accounts payable and other liabilities	2,058	19,546
Net cash provided by operating activities	661,006	360,123
Cash flows from investing activities:
Business and other acquisitions, net of cash acquired	(769,082)	(563,009)
Capital expenditures	(156,060)	(136,612)
Proceeds from sales of property and equipment	131	37,520
Other, net	(2,514)	(48,056)
Net cash used in investing activities	(927,525)	(710,157)
Cash flows from financing activities:
Net borrowings of settlement lines of credit	49,381	77,397
Proceeds from long-term debt	1,606,214	1,713,324
Repayments of long-term debt	(1,468,505)	(1,386,721)
Payment of debt issuance costs	(12,544)	(9,520)
Repurchase of common stock	(180,897)	(32,811)
Proceeds from stock issued under share-based compensation plans	12,571	7,068
Common stock repurchased - share-based compensation plans	(44,824)	(21,171)
Distributions to noncontrolling interests	(5,686)	(9,301)
Dividends paid	(4,750)	(5,141)
Net cash (used in) provided by financing activities	(49,040)	333,124
Effect of exchange rate changes on cash	(29,692)	40,181
(Decrease) increase in cash and cash equivalents	(345,251)	23,271
Cash and cash equivalents, beginning of the period	1,335,855	1,162,779
Cash and cash equivalents, end of the period	$990,604	$1,186,050
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	159,180	$2,379,774	$1,597,897	$(183,144)	$3,794,527	$170,704	$3,965,231
Net income			376,838		376,838	24,506	401,344
Other comprehensive income (loss), net of tax				(85,558)	(85,558)	11,758	(73,800)
Stock issued under share-based compensation plans	895	12,571			12,571		12,571
Common stock repurchased - share-based compensation plans	(277)	(32,508)			(32,508)		(32,508)
Share-based compensation expense		44,937			44,937		44,937
Distributions to noncontrolling interest					—	(5,686)	(5,686)
Cumulative effect of adoption of new accounting standard			50,969	(1,843)	49,126		49,126
Repurchase of common stock	(1,612)	(153,946)	(26,951)		(180,897)		(180,897)
Dividends paid ($0.03 per share)			(4,750)		(4,750)		(4,750)
Balance at September 30, 2018	158,186	$2,250,828	$1,994,003	$(270,545)	$3,974,286	$201,282	$4,175,568

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	152,186	$1,816,278	$1,137,230	$(322,717)	$2,630,791	$148,551	$2,779,342
Net income			226,463		226,463	17,302	243,765
Other comprehensive income, net of tax				120,209	120,209	15,050	135,259
Stock issued under share-based compensation plans	851	7,068			7,068		7,068
Common stock repurchased - share-based compensation plans	(256)	(24,078)			(24,078)		(24,078)
Share-based compensation expense		30,771			30,771		30,771
Issuance of common stock in connection with a business combination	6,358	572,079			572,079		572,079
Dissolution of a subsidiary			7,998		7,998	(7,998)	—
Distributions to noncontrolling interest					—	(9,301)	(9,301)
Repurchase of common stock	(376)	(25,787)	(9,024)		(34,811)		(34,811)
Dividends paid ($0.03133 per share)			(5,141)		(5,141)		(5,141)
Balance at September 30, 2017	158,763	$2,376,331	$1,357,526	$(202,508)	$3,531,349	$163,604	$3,694,953
See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— We are a leading worldwide provider of payment technology and software solutions delivering innovative services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels in 31 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

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

Under the modified retrospective transition method, we are required to provide additional disclosures during 2018 of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any. For the three and nine months ended September 30, 2018, we presented revenue net of certain payments made to third parties, including payment networks. This change in presentation had the effect of reducing our revenues and operating expenses by the same amounts. As a result, revenues, cost of service and selling, general and administrative expenses were lower than the amounts without the effect of the new accounting standard by $291.3 million, $273.6 million and $17.7 million, respectively, during the three months ended September 30, 2018; and lower than the amounts without the effect of the new accounting standard by $825.5 million, $774.5 million and $51.0 million, respectively, during the nine months ended September 30, 2018. The adoption of ASC 606 did not have a material effect on any other line items in our consolidated statement of income for the three and nine months ended September 30, 2018 or consolidated balance sheet as of September 30, 2018, and had no effect on our cash flows from operating activities, investing activities or financing activities included in our consolidated statement of cash flows for the nine months ended September 30, 2018.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." The ASU clarifies the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, with the expectation that fewer will qualify as acquisitions (or disposals) of businesses. The ASU became effective for us on January 1, 2018. These amendments have been applied prospectively from the date of adoption. The effect of ASU 2017-01 is dependent upon the nature of future acquisitions or dispositions that we make.

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

Although early adoption is permitted, we expect to adopt ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB, when it becomes effective for us on January 1, 2019. We plan to elect the optional modified retrospective transition method to apply the provisions of the new standard at the adoption date, which will result in recognition and measurement of assets and liabilities for the rights and obligations created by leases in the period of adoption. Under this transition method, we would not recast the prior financial statements presented.

We have not completed our evaluation of the effect of ASU 2016-02 on our consolidated financial statements; however, we expect to recognize right of use assets and liabilities for our operating leases in the balance sheet upon adoption. We plan to elect the transition package of three practical expedients, which among other things, allows for the carryforward of historical lease classifications, and we expect to make an accounting policy election to not apply the recognition requirements to leases with a term of less than twelve months.

Our existing leases consist primarily of real estate leases for office space throughout the markets in which we conduct business. We are currently finalizing the analysis of our existing lease arrangements to evaluate the potential effects of this new accounting standard on our consolidated financial statements. We expect to implement new accounting processes and internal controls to meet the requirements for financial reporting and disclosures of our leases and are coordinating with various internal stakeholders to evaluate, design and implement these new processes and controls. We are also implementing a new technology solution to assist with the necessary calculations to support the accounting and disclosure requirements of the new accounting standard. We expect these evaluation and implementation activities will continue throughout the remainder of 2018 prior to the effective date of adoption on January 1, 2019.

SEC Rules and Other Accounting Standards Updates Not Yet Adopted

In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements. The changes are generally intended to reduce or eliminate certain disclosures that have become redundant, duplicative, overlapping, outdated or superseded in light of other disclosures requirements or changes in the information environment. The rule also requires SEC registrants to present changes in stockholders' equity and the amount of dividends per share for each class of shares on a quarterly basis for the current and prior-year periods. The final rule is effective for SEC filings on Forms 10-Q and 10-K made on or after November 5, 2018.

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is Service Contract (A Consensus of the FASB Emerging Issues Task Force)." This ASU provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in this update also provide additional disclosure requirements to disclose the nature of an entity’s hosting arrangements that are service contracts. This ASU is effective for annual and interim periods beginning after December 15, 2019. We are evaluating the effect of ASU 2018-15 on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." This ASU provides an update to modify the disclosure requirements on fair value measurements in Topic 820. This ASU is effective for annual and interim periods beginning after December 15, 2019. We are evaluating the effect of ASU 2018-13 on our consolidated financial statements.

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

NOTE 2—ACQUISITIONS

See "Note 14—Subsequent Events" for a discussion of an additional business acquisition we completed in October 2018.

AdvancedMD

On September 4, 2018, we acquired AdvancedMD, Inc. ("AdvancedMD"), a provider of cloud-based enterprise software solutions to small-to-medium sized ambulatory physician practices in the United States. We believe the acquisition will expand our software-driven payments strategy by enabling us to enter the healthcare vertical market, a large and fragmented market with strong payment fundamentals and attractive growth opportunities.

We paid the seller cash consideration of approximately $700 million, which we funded with cash on hand and by drawing on our Revolving Credit Facility (described in Note 6—Long-Term Debt and Lines of Credit).

This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. Due to the timing of the acquisition, the accounting for this acquisition was not complete as of September 30, 2018. The fair values of the assets acquired and the liabilities assumed have been determined provisionally and are subject to adjustment as we obtain additional information. In particular, additional time is needed to determine the valuation of assets and liabilities and to evaluate the basis differences for assets and liabilities for financial reporting and tax purposes.

As of September 30, 2018, we provisionally estimated that substantially all of the total identifiable assets were comprised of goodwill and other intangible assets. We expect the intangible assets to be similar in nature to intangible assets we have acquired in other recent acquisitions, including customer-related intangible assets and acquired technology. Further, our methodology for estimating the acquisition-date fair values of identified intangible assets is consistent with the approach we have applied in other recent acquisitions of similar businesses.

Goodwill arising from the acquisition, included in the North America segment, was attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce. Due to the timing of the transaction, we have not allocated the provisional estimated goodwill of $469 million to a reporting unit. We expect that substantially all of the goodwill will not be deductible for income tax purposes.

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

This transaction was accounted for as a business combination, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, are as follows:

	December 31, 2017	Measurement-Period Adjustments	September 30, 2018

	(in thousands)

Cash and cash equivalents	$42,913	$—	$42,913
Property and equipment	21,985	(133)	21,852
Identified intangible assets	410,545	—	410,545
Other assets	87,240	(97)	87,143
Deferred income taxes	(31,643)	4,003	(27,640)
Other liabilities	(144,132)	(3,349)	(147,481)
Total identifiable net assets	386,908	424	387,332
Goodwill	784,668	(424)	784,244
Total purchase consideration	$1,171,576	$—	$1,171,576

The measurement-period adjustments were the result of continued refinement of certain estimates, primarily those regarding the measurement of certain contingencies and deferred income taxes.

Goodwill of $784.2 million arising from the acquisition, included in the North America segment, was attributable to expected growth opportunities, potential synergies from combining our existing businesses and an assembled workforce. We expect that approximately 80% of the goodwill will be deductible for income tax purposes.

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

NOTE 3—REVENUES

We are a leading worldwide provider of payment technology and software solutions delivering innovative services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels to customers. The following disclosures in this note are applicable for the three and nine months ended September 30, 2018.

The following tables present a disaggregation of our revenue from contracts with customers by distribution channel for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	North America	Europe	Asia-Pacific	Total

	(in thousands)

Direct:
Relationship-led	$254,593	$105,468	$33,612	$393,673
Technology-enabled	317,206	52,116	22,759	392,081
	571,799	157,584	56,371	785,754

Wholesale	71,916	—	—	71,916
	$643,715	$157,584	$56,371	$857,670

	Nine Months Ended September 30, 2018
	North America	Europe	Asia-Pacific	Total

	(in thousands)

Direct:
Relationship-led	$725,874	$300,642	$101,225	$1,127,741
Technology-enabled	896,982	155,850	68,549	1,121,381
	1,622,856	456,492	169,774	2,249,122

Wholesale	236,689	—	—	236,689
	$1,859,545	$456,492	$169,774	$2,485,811

ASC 606 requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and nine months ended September 30, 2018, substantially all of our revenues were recognized over time.

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

Net contract liabilities included in accounts payable and accrued liabilities on our consolidated balance sheet were $114.1 million at September 30, 2018, $116.9 million at July 1, 2018 and $100.6 million at January 1, 2018. Net contract liabilities included in other noncurrent liabilities on our consolidated balance sheet were $7.9 million at September 30, 2018, $8.3 million at July 1, 2018 and $6.0 million at January 1, 2018. Revenues for the three months ended September 30, 2018 included $39.2 million that was in contract liabilities at July 1, 2018. Revenues for the nine months ended September 30, 2018 included $90.2 million that was in contract liabilities at January 1, 2018. Net contract assets were not material at September 30, 2018 or at January 1, 2018.

Contract Costs

We incur costs to obtain contracts with customers, including employee sales commissions and fees to business partners. At contract inception, we capitalize such costs that we expect to recover and that would not have been incurred if the contract had not been obtained. We also capitalize certain costs incurred to fulfill our contracts with customers that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. At September 30, 2018, we had net capitalized costs to obtain and to fulfill contracts of $181.8 million and $9.8 million, respectively, included in other noncurrent assets on our consolidated balance sheet.

Contract costs are amortized on a systematic basis consistent with the transfer to the customer of the goods or services to which the asset relates. A straight-line or proportional amortization method is used depending upon which method best depicts the pattern of transfer of the goods or services to the customer. In addition, these contract costs are evaluated for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs. At September 30, 2018, none of our capitalized contract costs were impaired.

In order to determine the appropriate amortization period for contract costs, we consider a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology we use to provide goods and services to our customers, whether future contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. We amortize these assets over the expected period of benefit, which, based on the factors noted above, is typically 7 years. Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. During the three and nine months ended September 30, 2018, amortization of capitalized contract costs was $13.5 million and $37.3 million, respectively.

NOTE 4—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of September 30, 2018 and December 31, 2017, settlement processing assets and obligations consisted of the following:

	September 30, 2018	December 31, 2017

	(in thousands)

Settlement processing assets:
Interchange reimbursement	$262,487	$304,964
Receivable from members	116,843	104,339
Receivable from networks	2,521,106	2,055,390
Exception items	10,558	7,867
Merchant reserves	(16,768)	(13,268)
	$2,894,226	$2,459,292

Settlement processing obligations:
Interchange reimbursement	$93,736	$72,053
Liability to members	(23,693)	(20,369)
Liability to merchants	(2,352,216)	(1,961,107)
Exception items	6,307	6,863
Merchant reserves	(143,020)	(133,907)
Reserve for operating losses and sales allowances	(4,183)	(4,042)
	$(2,423,069)	$(2,040,509)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2018 and December 31, 2017, goodwill and other intangible assets consisted of the following:

	September 30, 2018	December 31, 2017

	(in thousands)

Goodwill	$6,130,921	$5,703,992
Other intangible assets:
Customer-related intangible assets	$2,123,046	$2,078,891
Acquired technologies	1,027,842	722,466
Trademarks and trade names	245,814	247,688
Contract-based intangible assets	137,097	171,522
	3,533,799	3,220,567
Less accumulated amortization:
Customer-related intangible assets	806,204	685,869
Acquired technologies	310,705	210,063
Trademarks and trade names	73,977	50,849
Contract-based intangible assets	63,945	92,079
	1,254,831	1,038,860
	$2,278,968	$2,181,707

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2018:

	North America	Europe	Asia-Pacific	Total

	(in thousands)

Balance at December 31, 2017	$4,896,491	$513,138	$294,363	$5,703,992
Goodwill acquired	468,798	—	—	468,798
Effect of foreign currency translation	(1,891)	(20,063)	(19,491)	(41,445)
Measurement-period adjustments	(424)	—	—	(424)
Balance at September 30, 2018	$5,362,974	$493,075	$274,872	$6,130,921

There was no accumulated impairment loss as of September 30, 2018 or December 31, 2017.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of September 30, 2018 and December 31, 2017, long-term debt consisted of the following:

	September 30, 2018	December 31, 2017

	(in thousands)

Credit Facility:
Term loans (face amounts of $3,984,386 and $3,932,677 at September 30, 2018 and December 31, 2017, respectively, less unamortized debt issuance costs of $35,187 and $37,961 at September 30, 2018 and December 31, 2017, respectively)	$3,949,199	$3,894,716
Revolving Credit Facility	851,000	765,000
Total long-term debt	4,800,199	4,659,716
Less current portion of Credit Facility (face amounts of $101,174 and $108,979 at September 30, 2018 and December 31, 2017, respectively, less unamortized debt issuance costs of $8,485 and $8,671 at September 30, 2018 and December 31, 2017, respectively)	92,689	100,308
Long-term debt, excluding current portion	$4,707,510	$4,559,408

Maturity requirements on long-term debt as of September 30, 2018 by year are as follows (in thousands):

Years ending December 31,
2018	$20,810
2019	119,109
2020	154,979
2021	190,848
2022	262,587
2023	4,087,053
Total	$4,835,386

Credit Facility

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). As of September 30, 2018, the Credit Facility provided for secured financing comprised of (i) a $1.5 billion revolving credit facility (the "Revolving Credit Facility"); (ii) a $1.5 billion term loan (the "Term A Loan"), (iii) a $1.37 billion term loan (the "Term A-2 Loan") and (iv) a $1.14 billion term loan (the "Term B-2 Loan"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility.

The borrowings outstanding under our Credit Facility as of September 30, 2018 reflect activities we completed earlier in 2018, including a reduction to the interest rate margins applicable to our Term A Loan, Term A-2 Loan, Term B-2 Loan and the Revolving Credit Facility, an extension of the maturity dates of the Term A Loan, Term A-2 Loan and the Revolving Credit Facility, and an increase in the total financing capacity under the Credit Facility to approximately $5.5 billion in June 2018.

In October 2018, we entered into an additional term loan in the amount of $500 million. See "Note 14—Subsequent Events" for discussion.

The Credit Facility provides for an interest rate, at our election, of either London Interbank Offered Rate ("LIBOR") or a base rate, in each case plus a margin. As of September 30, 2018, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B-2 Loan were 3.74%, 3.66% and 3.99%, respectively. As of September 30, 2018, the interest rate on the Revolving Credit Facility was 3.66%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

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

We may issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us under the Revolving Credit Facility. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at September 30, 2018 and December 31, 2017 were $636.4 million and $473.3 million, respectively.

The portion of deferred debt issuance costs related to the Revolving Credit Facility is included in other noncurrent assets, and the portion of deferred debt issuance costs related to the term loans is reported as a reduction to the carrying amount of the term loans. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our settlement lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of September 30, 2018 and December 31, 2017, a total of $68.5 million and $59.3 million, respectively, of cash on deposit was used to determine the available credit.

As of September 30, 2018 and December 31, 2017, respectively, we had $685.9 million and $635.2 million outstanding under these lines of credit with additional capacity of $759.9 million as of September 30, 2018 to fund settlement. The weighted-average interest rate on these borrowings was 2.81% and 1.97% at September 30, 2018 and December 31, 2017, respectively. During the three months ended September 30, 2018, the maximum and average outstanding balances under these lines of credit were $828.2 million and $409.8 million, respectively.

Compliance with Covenants

The Credit Facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios, as defined in the agreement. As of September 30, 2018, financial covenants under the Credit Facility required a leverage ratio no greater than: (i) 5.00 to 1.00 as of the end of any fiscal quarter ending during the period from April 1, 2018 through June 30, 2019; (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2019 through June 30, 2020; and (iii) 4.50 to 1.00 as of the end of any fiscal quarter ending thereafter. The interest coverage ratio is required to be no less than 3.25 to 1.00.

The Credit Facility and settlement lines of credit also include various other covenants that are customary in such borrowings. The Credit Facility includes covenants, subject in each case to exceptions and qualifications, that may restrict certain payments, including in certain circumstances, the payment of cash dividends in excess of our current rate of $0.01 per share per quarter.

The Credit Facility also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of September 30, 2018.

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

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included in the consolidated balance sheets:

Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at September 30, 2018	Range of Maturity Dates at September 30, 2018	September 30, 2018	December 31, 2017

				(in thousands)

Interest rate swaps (Notional of $500 million at September 30, 2018)	Prepaid expenses and other current assets	1.52%	February 28, 2019	$1,825	$—
Interest rate swaps (Notional of $800 million at September 30, 2018 and $1,300 million at December 31, 2017)	Other noncurrent assets	1.63%	December 31, 2019 - March 31, 2021	$16,900	$9,202

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

	(in thousands)

Amount of unrealized gains (losses) recognized in other comprehensive income (loss)	$1,845	$341	$12,353	$(2,214)
Amount of unrealized (gains) losses reclassified out of other comprehensive income (loss) to interest expense	$(1,663)	$1,172	$(2,830)	$4,667

As of September 30, 2018, the amount of net unrealized gains in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $9.9 million.

Interest Expense

Interest expense was approximately $46 million and $41 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $140 million and $130 million for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 7—INCOME TAX

On December 22, 2017, the United States enacted the 2017 U.S. Tax Act, which resulted in numerous changes, including a reduction in the U.S. federal tax rate from 35% to 21% effective January 1, 2018 and the transition of the U.S. federal tax system to a territorial regime. As of September 30, 2018, we have not completed our accounting for the effects of the 2017 U.S. Tax Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax as of December 31, 2017 pursuant to guidance provided in SEC Staff Accounting Bulletin No. 118, which in March 2018 was codified by the FASB in ASU 2018-05 – Income Taxes (Topic 740). We have continued to analyze our foreign tax pools and resulting foreign tax credits and, during the three months ended September 30, 2018, reduced our estimated transition tax liability by $23.3 million. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

Our effective income tax rate for the three months ended September 30, 2018 was a benefit of 3.4%. Our effective income tax rate for the three months ended September 30, 2017 was 11.7%. Our effective income tax rates for the nine months ended September 30, 2018 and September 30, 2017 were 10.4% and 14.4%, respectively. Our 2017 effective income tax rates differed from the U.S. statutory rate primarily due to income generated in international jurisdictions with lower tax rates. Our 2018 effective income tax rates differed from the U.S. statutory rate primarily due to changes in estimates of prior year liabilities, including the aforementioned $23.3 million adjustment to the one-time transition tax liability recorded during the three months ended September 30, 2018.

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

NOTE 8—SHAREHOLDERS’ EQUITY

We make repurchases of our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. As of September 30, 2018, we were authorized to repurchase up to $419.1 million of our common stock. During the nine months ended September 30, 2018, through open market repurchase plans, we repurchased and retired 1,612,174 shares of our common stock, respectively, at a cost of $180.9 million, or an average cost of $112.19 per share, including commissions.

During the three and nine months ended September 30, 2017, through open market repurchase plans, we repurchased and retired 311,593 and 376,309 shares of our common stock at a cost of $29.0 million and $34.8 million, or an average cost of $93.09 and $92.51 per share, including commissions.

On October 26, 2018, our board of directors declared a dividend of $0.01 per share payable on December 28, 2018 to common shareholders of record as of December 14, 2018.

NOTE 9—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

	(in thousands)

Share-based compensation expense	$14,833	$9,617	$44,937	$30,771
Income tax benefit	$3,614	$3,523	$10,276	$10,788

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the nine months ended September 30, 2018:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2017	1,226	$78.29
Granted	600	107.16
Vested	(715)	62.89
Forfeited	(55)	90.40
Unvested at September 30, 2018	1,056	$104.52

The total fair value of restricted stock and performance awards vested during the nine months ended September 30, 2018 and September 30, 2017 was $45.0 million and $27.6 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $13.8 million and $8.6 million during the three months ended September 30, 2018 and September 30, 2017, respectively, and $41.1 million and $27.7 million during the nine months ended September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018, there was $67.7 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.1 years. Our restricted stock and performance award plans provide for accelerated vesting under certain conditions.

Stock Options

The following summarizes changes in stock option activity for the nine months ended September 30, 2018:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2017	723	$47.79	6.4	$37.9
Granted	103	114.70
Forfeited	(9)	81.68
Exercised	(188)	39.40
Outstanding at September 30, 2018	629	$60.75	6.1	$41.8

Options vested and exercisable at September 30, 2018	457	$47.50	5.1	$36.5

We recognized compensation expense for stock options of $0.7 million during each of the three months ended September 30, 2018 and 2017, and $2.3 million and $2.0 million during the nine months ended September 30, 2018 and September 30, 2017, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2018 and September 30, 2017 was $15.9 million and $9.9 million, respectively. As of September 30, 2018, we had $4.4 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.0 years.

The weighted-average grant-date fair value of each stock option granted during the nine months ended September 30, 2018 and September 30, 2017 was $35.09 and $23.68, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2018	September 30, 2017

Risk-free interest rate	2.60%	1.99%
Expected volatility	29%	30%
Dividend yield	0.04%	0.06%
Expected term (years)	5	5

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

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

	(in thousands)

Basic weighted-average number of shares outstanding	158,168	154,560	158,827	153,138
Plus: Dilutive effect of stock options and other share-based awards	538	842	632	941
Diluted weighted-average number of shares outstanding	158,706	155,402	159,459	154,079

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows for the three and nine months ended September 30, 2018 and September 30, 2017:

	Foreign Currency Translation	Unrealized Gains on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at June 30, 2018	$(253,372)	$14,030	$(4,287)	$(243,629)
Other comprehensive income (loss), net of tax	(26,930)	72	(58)	(26,916)
Balance at September 30, 2018	$(280,302)	$14,102	$(4,345)	$(270,545)

Balance at June 30, 2017	$(239,669)	$51	$(3,841)	$(243,459)
Other comprehensive income, net of tax	40,090	843	18	40,951
Balance at September 30, 2017	$(199,579)	$894	$(3,823)	$(202,508)

Other comprehensive income attributable to noncontrolling interests, which relates only to foreign currency translation, was $11.7 million and $2.3 million for the three months ended September 30, 2018 and September 30, 2017, respectively.

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2017	$(185,856)	$6,999	$(4,287)	$(183,144)
Other comprehensive income (loss), net of tax	(92,603)	7,103	(58)	(85,558)
Cumulative effect of adoption of new accounting standard	(1,843)	—	—	(1,843)
Balance at September 30, 2018	$(280,302)	$14,102	$(4,345)	$(270,545)

Balance at December 31, 2016	$(318,450)	$(640)	$(3,627)	$(322,717)
Other comprehensive income (loss), net of tax	118,871	1,534	(196)	120,209
Balance at September 30, 2017	$(199,579)	$894	$(3,823)	$(202,508)

Other comprehensive income attributable to noncontrolling interests, which relates only to foreign currency translation, was $11.8 million and $15.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

Information on segments and reconciliations to consolidated revenues and consolidated operating income was as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

	(in thousands)

Revenues(1) (2):
North America	$643,715	$764,902	$1,859,545	$2,162,911
Europe	157,584	205,203	456,492	557,258
Asia-Pacific	56,371	68,802	169,774	200,741
Consolidated revenues	$857,670	$1,038,907	$2,485,811	$2,920,910

Operating income (loss)(2):
North America	$174,012	$138,345	$446,600	$344,604
Europe	85,781	76,214	239,011	196,394
Asia-Pacific	23,692	20,032	67,043	57,321
Corporate(3)	(60,323)	(62,120)	(182,585)	(189,026)
Consolidated operating income	$223,162	$172,471	$570,069	$409,293

Depreciation and amortization(2):
North America	$106,022	$95,056	$313,980	$277,219
Europe	11,660	11,863	36,180	34,926
Asia-Pacific	4,381	4,484	13,740	12,068
Corporate	1,994	2,246	5,548	5,750
Consolidated depreciation and amortization	$124,057	$113,649	$369,448	$329,963

(1) As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues," we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties. This change in presentation affected our reported revenues and operating expenses during the three and nine months ended September 30, 2018 by the same amount and had no effect on operating income.

(2) Revenues, operating income and depreciation and amortization reflect the effect of acquired businesses from the respective dates of acquisition. For further discussion, see "Note 2—Acquisitions."

(3) During the three and nine months ended September 30, 2018, operating loss for Corporate included acquisition and integration expenses of $8.2 million and $34.6 million, respectively. During the three and nine months ended September 30, 2017, operating loss for Corporate included acquisition and integration expenses of $21.5 million and $69.5 million, respectively.

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

NOTE 14—SUBSEQUENT EVENTS

On October 17, 2018, we drew approximately $415 million from our Revolving Credit Facility to fund our acquisition of SICOM Systems, Inc. ("SICOM"), a provider of enterprise, cloud-based SaaS solutions and other technologies to quick service restaurants and food service management companies.

On October 18, 2018, we entered into a new term loan under the Credit Facility in the amount of $500 million (the "Term B-4 Loan"). We used the proceeds from the Term B-4 Loan to pay down a portion of the balance outstanding under our Revolving Credit Facility. Like the other term loans issued under the Credit Facility, interest on the Term B-4 Loan will accrue at an interest rate, at our election, of either LIBOR or a base rate, in each case plus a margin. The Term B-4 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through September 2025, with the remaining principal balance due upon maturity in October 2025.

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

We have a Credit Facility for general corporate purposes, as well as various lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and settlement lines of credit are based on market rates and fluctuate accordingly. As of September 30, 2018, $5.5 billion was outstanding under these variable-rate debt arrangements and settlement lines of credit.

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

Based on balances outstanding under variable-rate debt agreements, with consideration given to the related interest rate swaps, and interest-earning cash balances at September 30, 2018, a hypothetical change of 50 basis points in applicable interest rates as of September 30, 2018 would change our annual interest expense by approximately $20.5 million and change our annual interest income by approximately $2.3 million.

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

Executive Overview

We are a leading worldwide provider of payment technology services and software solutions delivering innovative solutions to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of services that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels in 31 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

On September 1, 2017, we acquired the communities and sports divisions of Athlaction Topco, LLC ("ACTIVE Network"). On September 4, 2018, we acquired AdvancedMD, Inc. ("AdvancedMD"), a provider of cloud-based enterprise software solutions to small-to-medium sized ambulatory physician practices in the United States.

On October 17, 2018, we acquired SICOM Systems, Inc. ("SICOM"), a provider of enterprise, cloud-based SaaS solutions and other technologies to quick service restaurants and food service management companies. See "Note 2—Acquisitions" and "Note 14—Subsequent Events" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our acquisitions.

As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues" in the notes to the accompanying unaudited consolidated financial statements, we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties, including payment network fees. This change in presentation affected our reported revenues and operating expenses during the three and nine months ended September 30, 2018 by the same amount and had no effect on operating income.

Highlights related to our financial condition and results of operations for the three and nine months ended September 30, 2018 are provided below:

•
Consolidated revenues were $857.7 million and $2,485.8 million, respectively, for the three and nine months ended September 30, 2018, compared to $1,038.9 million and $2,920.9 million, respectively, for the prior-year periods. Consolidated revenues without the effect of the new revenue accounting standard increased by 10.6% and 13.3% to $1,149.2 million and $3,309.3 million for the three and nine months ended September 30, 2018, compared to $1,038.9 million and $2,920.9 million, respectively, for the prior-year periods, primarily due to organic growth.

•
Consolidated operating income was $223.2 million and $570.1 million, respectively, for the three and nine months ended September 30, 2018, compared to $172.5 million and $409.3 million, respectively, for the prior-year periods. Our operating margin for the three and nine months ended September 30, 2018 was 26.0% and 22.9%, respectively. Without the effect of the new accounting standard, our operating margin for the three and nine months ended September 30, 2018 was 18.6% and 16.3%, respectively, compared to 16.6% and 14.0% for the prior-year periods.

•
Net income attributable to Global Payments was $176.4 million and $376.8 million, respectively, for the three and nine months ended September 30, 2018, compared to $110.7 million and $226.5 million, respectively, for the prior-year periods.

•	Diluted earnings per share was $1.11 and $2.36, respectively, for the three and nine months ended September 30, 2018, compared to $0.71 and $1.47, respectively, for the prior-year periods.

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

Results of Operations

The following table sets forth key selected financial data for the three months ended September 30, 2018 and 2017, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount.

	Three Months Ended September 30, 2018	% of Revenue(1)	Three Months Ended September 30, 2017	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
North America	$643,715	75.1%	$764,902	73.6%	$(121,187)	(15.8)%
Europe	157,584	18.4%	205,203	19.8%	(47,619)	(23.2)%
Asia-Pacific	56,371	6.6%	68,802	6.6%	(12,431)	(18.1)%
Total revenues	$857,670	100.0%	$1,038,907	100.0%	$(181,237)	(17.4)%

Consolidated operating expenses(2):
Cost of service	$265,013	30.9%	$493,883	47.5%	$(228,870)	(46.3)%
Selling, general and administrative	369,495	43.1%	372,553	35.9%	(3,058)	(0.8)%
Operating expenses	$634,508	74.0%	$866,436	83.4%	$(231,928)	(26.8)%

Operating income:
North America	$174,012		$138,345		$35,667	25.8%
Europe	85,781		76,214		9,567	12.6%
Asia-Pacific	23,692		20,032		3,660	18.3%
Corporate(3)	(60,323)		(62,120)		1,797	(2.9)%
Operating income	$223,162	26.0%	$172,471	16.6%	$50,691	29.4%

Operating margin:
North America	27.0%		18.1%		8.9%
Europe	54.4%		37.1%		17.3%
Asia-Pacific	42.0%		29.1%		12.9%

(1) Percentage amounts may not sum to the total due to rounding.

(2) As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues," we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties, including payment network fees. This change in presentation affected our reported revenues and operating expenses during the three months ended September 30, 2018 by the same amount and had no effect on operating income.

(3) Operating loss for Corporate included acquisition and integration expenses of $8.2 million and $21.5 million during the three months ended September 30, 2018 and 2017, respectively. These expenses are included primarily in selling, general and administrative expenses in the unaudited consolidated statements of income.

The following table sets forth key selected financial data for the nine months ended September 30, 2018 and 2017, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount.

	Nine Months Ended September 30, 2018	% of Revenue(1)	Nine Months Ended September 30, 2017	% of Revenue(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
North America	$1,859,545	74.8%	$2,162,911	74.0%	$(303,366)	(14.0)%
Europe	456,492	18.4%	557,258	19.1%	(100,766)	(18.1)%
Asia-Pacific	169,774	6.8%	200,741	6.9%	(30,967)	(15.4)%
Total revenues	$2,485,811	100.0%	$2,920,910	100.0%	$(435,099)	(14.9)%

Consolidated operating expenses(2):
Cost of service	$781,943	31.5%	$1,418,969	48.6%	$(637,026)	(44.9)%
Selling, general and administrative	1,133,799	45.6%	1,092,648	37.4%	41,151	3.8%
Operating expenses	$1,915,742	77.1%	$2,511,617	86.0%	$(595,875)	(23.7)%

Operating income:
North America	$446,600		$344,604		$101,996	29.6%
Europe	239,011		196,394		42,617	21.7%
Asia-Pacific	67,043		57,321		9,722	17.0%
Corporate(3)	(182,585)		(189,026)		6,441	(3.4)%
Operating income	$570,069	22.9%	$409,293	14.0%	$160,776	39.3%

Operating margin:
North America	24.0%		15.9%		8.1%
Europe	52.4%		35.2%		17.2%
Asia-Pacific	39.5%		28.6%		10.9%

(1) Percentage amounts may not sum to the total due to rounding.

(2) As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues," we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties, including payment network fees. This change in presentation affected our reported revenues and operating expenses during the nine months ended September 30, 2018 by the same amount and had no effect on operating income.

(3) Operating loss for Corporate included acquisition and integration expenses of $34.6 million and $69.5 million during the nine months ended September 30, 2018 and 2017, respectively. These expenses are included primarily in selling, general and administrative expenses in the unaudited consolidated statements of income.

Revenues

As stated above, effective January 1, 2018 our revenues are presented net of certain fees that we pay to third parties, including payment networks. This change in presentation affected our reported revenues and operating expenses for the current-year periods by the same amount and had no effect on operating income. Consolidated revenues without the effect of the new revenue accounting standard increased by 10.6% and 13.3%, respectively, to $1,149.2 million and $3,309.3 million, respectively, for the three and nine months ended September 30, 2018, compared to $1,038.9 million and $2,920.9 million, respectively, for the prior-year periods.

North America Segment. The change in presentation decreased our reported North America segment revenues for the three and nine months ended September 30, 2018 by $188.7 million and $545.4 million, respectively. Revenues from our North America segment without the effect of the new revenue accounting standard increased by 8.9% and 11.1%, respectively, to $832.7 million and $2,402.9 million, respectively, for the three and nine months ended September 30, 2018. For the three months ended September 30, 2018, the increase in revenue was primarily due to organic growth. During the nine months ended September 30, 2018, the increase in revenue was primarily due to the acquisition of ACTIVE Network.

Europe Segment. The change in presentation decreased our reported Europe segment revenues for the three and nine months ended September 30, 2018 by $83.5 million and $223.8 million, respectively. Revenues from our Europe segment without the effect of the new revenue accounting standard increased by 17.5% and 22.1%, respectively, to $241.1 million and $680.3 million for the three and nine months ended September 30, 2018, primarily due to organic growth.

Asia-Pacific Segment. The change in presentation decreased our reported Asia-Pacific segment revenues for the three and nine months ended September 30, 2018 by $19.0 million and $56.3 million, respectively. Revenues from our Asia-Pacific segment without the effect of the new revenue accounting standard increased by 9.6% and 12.6%, respectively, to $75.4 million and $226.1 million for the three and nine months ended September 30, 2018, primarily due to organic growth.

Operating Expenses

Cost of Service. As described above, effective January 1, 2018, the new revenue accounting standard changed our presentation of certain fees that we pay to third parties, including payment network fees, which decreased cost of services by $273.6 million and $774.5 million, respectively, during the three and nine months ended September 30, 2018. Cost of service without the effect of the new revenue accounting standard increased by 9.3% and 9.9%, respectively, to $539.9 million and $1,559.8 million, respectively, for the three and nine months ended September 30, 2018, primarily due to additional costs associated with revenue growth. Cost of service without the effect of the new accounting standard as a percentage of revenues without the effect of the new accounting standard were 47.0% and 47.1%, respectively, for the three and nine months ended September 30, 2018, compared to 47.5% and 48.6%, respectively, for the prior-year periods.

Selling, General and Administrative Expenses. As described above, effective January 1, 2018, the new revenue accounting standard changed our presentation of certain fees that we pay to third parties, which decreased selling, general and administrative expenses by $17.7 million and $51.0 million, respectively, during the three and nine months ended September 30, 2018. Selling, general and administrative expenses without the effect of the new revenue accounting standard increased by 6.2% and 10.6%, respectively, to $395.8 million and $1,208.5 million, respectively, for the three and nine months ended September 30, 2018, primarily due to additional costs to support the growth of our business, partially offset by a reduction in acquisition and integration expenses of $13.3 million and $34.9 million, respectively. Selling, general and administrative expenses without the effect of the new accounting standard as a percentage of revenues without the effect of the new accounting standard decreased to 34.4% and 36.5%, respectively, for the three and nine months ended September 30, 2018, compared to 35.9% and 37.4%, respectively, for the prior-year periods, primarily due to the reduction in acquisition and integration expenses.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 25.8% and 29.6%, respectively, to $174.0 million and $446.6 million, respectively, for the three and nine months ended September 30, 2018, compared to the prior-year periods, primarily due to the acquisition of ACTIVE Network. Operating margin without the effect of the new accounting standard increased to 19.8% and 17.4%, respectively, for the three and nine months ended September 30, 2018, compared to 18.1% and 15.9%, respectively, for the prior-year periods.

Europe Segment. Operating income in our Europe segment increased by 12.6% and 21.7%, respectively, to $85.8 million and $239.0 million, respectively, for the three and nine months ended September 30, 2018, compared to the prior-year periods, primarily due to organic growth. Operating margin without the effect of the new accounting standard decreased to 35.6% for the three months ended September 30, 2018 compared to 37.1% for the prior-year period. Operating margin without the effect of the new accounting standard was 35.2% for the nine months ended September 30, 2018 and 2017.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 18.3% and 17.0%, respectively, to $23.7 million and $67.0 million, respectively, for the three and nine months ended September 30, 2018, compared to the prior-year periods, primarily due to organic growth. Operating margin without the effect of the new accounting standard increased to 31.0% and 29.3% for the three and nine months ended September 30, 2018, compared to 29.1% and 28.6% for the prior-year periods as a result of continued growth in organic revenue.

Corporate. Corporate expenses decreased by $1.8 million and $6.4 million, respectively, to $60.3 million and $182.6 million, respectively, for the three and nine months ended September 30, 2018, compared to the prior-year periods, primarily due to a reduction in acquisition and integration expenses of $13.3 million and $34.9 million, respectively, partially offset by higher share-based compensation expense of $5.2 million and $14.2 million, respectively, and additional costs to support the growth of our business.

Other Income/Expense, Net

Interest and other income increased by $0.8 million and $11.6 million, respectively, for the three and nine months ended September 30, 2018, compared to the prior-year periods. The increase during the nine months ended September 30, 2018 was due to a gain of approximately $9.6 million recognized on the reorganization of a debit network association of which we were a member through one of our Canadian subsidiaries.

Interest and other expense increased by $5.6 million and $9.3 million, respectively, for the three and nine months ended September 30, 2018, compared to the prior-year periods, to $46.4 million and $139.7 million, respectively. Interest expense for the three and nine months ended September 30, 2018 reflects an increase in our outstanding long-term debt as well as an increase in the London Interbank Offered Rate ("LIBOR").

Provision for Income Taxes

During the three months ended September 30, 2018, we continued to analyze our foreign tax pools and resulting foreign tax credits and reduced the estimated transition tax liability associated with the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 U.S. Tax Act") by $23.3 million. Our effective tax rate for the three months ended September 30, 2018 was a benefit of 3.4%. Our effective income tax rate for the three months ended September 30, 2017 was 11.7%. Our effective income tax rates for the nine months ended September 30, 2018 and September 30, 2017 were 10.4% and 14.4%, respectively. Our 2018 effective income tax rates reflect the benefit of the aforementioned $23.3 million adjustment to the one-time transition tax liability recorded during the three months ended September 30, 2018.

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

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. We use our financing, such as term loans and our Revolving Credit Facility, for general corporate purposes and to fund acquisitions. In addition, lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card network. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, through the issuance of debt, equity or otherwise.

At September 30, 2018, we had cash and cash equivalents totaling $990.6 million. Of this amount, we consider $431.3 million to be available for general purposes, of which approximately $60 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. Under the 2017 U.S. Tax Act, a company's foreign earnings accumulated under legacy tax laws are deemed repatriated, and the 2017 U.S. Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries. The estimate of $60 million is our provisional position under the 2017 U.S. Tax Act. The available cash of $431.3 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf.

Operating activities provided net cash of $661.0 million and $360.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Fluctuations in working capital are affected primarily by timing of month-end and transaction volume, especially changes in settlement processing assets and liabilities. Changes in settlement processing assets and liabilities decreased operating cash flows by $58.7 million and $232.7 million during the nine months ended September 30, 2018 and September 30, 2017, respectively.

We used net cash in investing activities of $927.5 million and $710.2 million during the nine months ended September 30, 2018 and September 30, 2017, respectively. During the nine months ended September 30, 2018, we invested approximately $700 million to acquire AdvancedMD. In addition, net cash used in investing activities includes capital expenditures (including internal-use capitalized software development projects). These investments include software and hardware to support the development of new technologies, continued consolidation and enhancement of our operating platforms and infrastructure to support our growing business. During the year ending December 31, 2018, we expect capital expenditures for property and equipment to approximate $210 million.

Financing activities include borrowings and repayments made under our Credit Facility as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs as well as cash distributions made to noncontrolling interests and our shareholders. Cash flows from financing activities used net cash of $49.0 million during the nine months ended September 30, 2018, primarily as a result of net borrowings under our Credit Facility, offset by funds used to repurchase shares of our common stock. Cash flows from financing activities provided net cash of $333.1 million during the nine months ended September 30, 2017, primarily as a result of net borrowings under our Credit Facility.

Proceeds from long-term debt were $1,606.2 million and $1,713.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Repayments of long-term debt were $1,468.5 million and $1,386.7 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Proceeds from long-term debt include borrowings that we make from time-to-time under our Revolving Credit Facility. Repayments of long-term debt include repayments that we make from time-to-time under our Revolving Credit Facility as well as scheduled principal repayments made under our term loans. During the nine months ended September 30, 2018, we repatriated $445.9 million from certain of our foreign subsidiaries and used the cash to reduce outstanding borrowings under our Revolving Credit Facility.

Because we often receive funding from the payment networks after we fund our merchants, we have specialized lines of credit in various markets where we do business to fund settlement. Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the nine months ended September 30, 2018 and September 30, 2017, we had net borrowings of settlement lines of credit of $49.4 million and $77.4 million, respectively.

We make repurchases of our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. As of September 30, 2018, we had $419.1 million of share repurchase authority remaining under a program authorized by the board of directors, announced on February 6, 2018, to repurchase shares of our common stock. During the nine months ended September 30, 2018, we used $180.9 million to repurchase shares of our common stock, compared to $32.8 million in the prior-year period.

We believe that our current level of cash and borrowing capacity under our long-term debt and lines of credit described below, together with future cash flows from operations will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Lines of Credit

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). As of September 30, 2018, the Credit Facility provided for secured financing comprised of (i) a $1.5 billion revolving credit facility (the "Revolving Credit Facility"); (ii) a $1.5 billion term loan (the "Term A Loan"), (iii) a $1.37 billion term loan (the "Term A-2 Loan") and (iv) a $1.14 billion term loan (the "Term B-2 Loan"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility.

The borrowings outstanding under our Credit Facility as of September 30, 2018 reflect activities we completed earlier in 2018, including a reduction to the interest rate margins applicable to our Term A Loan, Term A-2 Loan, Term B-2 Loan and the Revolving Credit Facility, an extension of the maturity dates of the Term A Loan, Term A-2 Loan and the Revolving Credit Facility, and an increase in the total financing capacity under the Credit Facility to approximately $5.5 billion in June 2018.

In October 2018, we entered into an additional term loan in the amount of $500 million (the "Term B-4 Loan"). We used the proceeds from the Term B-4 Loan to pay down a portion of the balance outstanding under our Revolving Credit Facility.

The Credit Facility provides for an interest rate, at our election, of either LIBOR or a base rate, in each case plus a margin. As of September 30, 2018, the interest rates on the Term A Loan, the Term A-2 Loan and the Term B-2 Loan were 3.74%, 3.66% and 3.99%, respectively. As of September 30, 2018, the interest rate on the Revolving Credit Facility was 3.66%. In addition, we are required to pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

The Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility expires, on January 20, 2023. The Term B-2 Loan matures on April 22, 2023. The Term B-4 Loan matures on October 18, 2025. The Term A Loan and Term A-2 Loan principals must be repaid in quarterly installments in the amount of 0.625% of principal through June 2019, increasing to 1.25% of principal through June 2021, increasing to 1.875% of principal through June 2022 and increasing to 2.50% through December 2022, with the remaining principal balance due upon maturity` in January 2023. The Term B-2 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023. The Term B-4 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through September 2025, with the remaining principal balance due upon maturity in October 2025.

We may issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us under the Revolving Credit Facility. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at September 30, 2018 and December 31, 2017 were $636.4 million and $473.3 million, respectively.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of September 30, 2018 and December 31, 2017, a total of $68.5 million and $59.3 million, respectively, of cash on deposit was used to determine the available credit.

As of September 30, 2018 and December 31, 2017, respectively, we had $685.9 million and $635.2 million outstanding under these lines of credit with additional capacity of $759.9 million as of September 30, 2018 to fund settlement. The weighted-average interest rate on these borrowings was 2.81% and 1.97% at September 30, 2018 and December 31, 2017, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios as defined in the agreement. As of September 30, 2018, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than: (i) 5.00 to 1.00 as of the end of any fiscal quarter ending during the period from April 1, 2018 through June 30, 2019; (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2019 through June 30, 2020; and (iii) 4.50 to 1.00 as of the end of any fiscal quarter ending thereafter. The interest coverage ratio is required to be no less than 3.25 to 1.00.

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

The Credit Facility Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. We were in compliance with all applicable covenants as of September 30, 2018.

See "Note 6—Long-Term Debt and Lines of Credit" and "Note 14—Subsequent Events" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our borrowing arrangements.

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

Important factors that may cause actual events or results to differ materially from those anticipated by such forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors, our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; development of anticipated market trends and technologies; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; change in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations, including without limitation difficulties and delays in integrating or fully realizing cost savings and other benefits of our acquisitions at all or within the expected time period; fully realizing anticipated annual interest expense savings from refinancing our Credit Facility; our loss of key personnel and other risk factors presented in Item 1- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017 and any subsequent SEC filings, which we advise you to review.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We undertake no obligation to revise any of these statements to reflect future circumstances or the occurrence of unanticipated events.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In September 2017, we completed the acquisition of ACTIVE Network, which is being integrated into our North America segment. As part of our ongoing integration activities, we are continuing to apply our controls and procedures to the ACTIVE Network business.

In September 2018, we completed the acquisition of AdvancedMD. The assets, excluding goodwill, of AdvancedMD constituted approximately 2% of our total consolidated assets as of September 30, 2018. Revenues and operating income of AdvancedMD for the three and nine months ended September 30, 2018 were not material to our consolidated financial statements.

In accordance with our integration efforts, we plan to incorporate the operations of these acquired businesses into our internal control over financial reporting program within the time period provided by the applicable SEC rules and regulations. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities and Use of Proceeds

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2018 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 2018	110,172	$112.57	—
August 2018	14,677	116.64	—
September 2018	85,725	127.21	—
Total	210,574	$118.81	—	$419.1

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended September 30, 2018, pursuant to our employee incentive plans, we withheld 210,574 shares at an average price per share of $118.81 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

(2)
On February 6, 2018, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $600 million. As of September 30, 2018, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $419.1 million. The authorizations by the board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of the board’s authorizations or otherwise to complete any repurchases by any specific time or at all.

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

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed July 25, 2013.
3.2	Eighth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 4, 2017.
10.1*	Third Amendment to Employment Agreement between Jeffrey S. Sloan and the Company, dated August 27, 2018.
10.2*	Amendment to Employment Agreement between Cameron M. Bready and the Company, dated August 27, 2018.
10.3*	Amendment to Employment Agreement between Guido F. Sacchi and the Company, dated August 27, 2018.
10.4*	Amendment to Employment Agreement between David L. Green and the Company, dated August 27, 2018.
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

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

Global Payments Inc.
(Registrant)

Date: October 30, 2018	/s/ Cameron M. Bready
Cameron M. Bready
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)