Form 10-K
period 2018-12-31
GLOBAL PAYMENTS INC
filed 2019-02-21
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒        Accelerated filer ☐
Non-accelerated filer ☐        Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $17,478,395,120. The number of shares of the registrant's common stock outstanding at February 19, 2019 was 157,603,304 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2019 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2018 ANNUAL REPORT ON FORM 10-K

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

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new services and expanding our business; statements about the benefits of our acquisitions, including future financial and operating results, the combined company’s plans, objectives, expectations and intentions, and the successful integration of our future acquisitions. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors that may cause actual events or results to differ materially from those anticipated by our forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors; our ability to update our services in a timely manner; our ability to maintain Visa and Mastercard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; development of market trends and technologies; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; changes in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations, including without limitation difficulties and delays in integrating or fully realizing cost savings and other benefits of our acquisitions at all or within the expected time period; fully realizing anticipated annual interest expense savings from refinancing our Credit Facility (described in "Note 8—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements); loss of key personnel; and other risk factors presented in Item "1A - Risk Factors of this Annual Report on Form 10‑K," which we advise you to review. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements, except as required by law.

PART I

ITEM 1- BUSINESS

Global Payments, Inc. and its consolidated subsidiaries are referred to collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

Introduction

We are a leading worldwide provider of payment technology and software solutions delivering innovative services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels in 32 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

We were incorporated in Georgia as Global Payments Inc. in 2000 and spun-off from our former parent company in 2001. Including our time as part of our former parent company, we have been in the payment technology services business since 1967. Since our spin-off, we have expanded in existing markets and into new markets internationally by pursuing further acquisitions and joint ventures. In 2016, we merged with Heartland Payment Systems, Inc. ("Heartland"), which significantly expanded our small and medium-sized enterprise distribution, customer base and vertical reach in the United States. For the year ended December 31, 2018, our revenues were $3.4 billion.

Headquartered in Atlanta, Georgia, we are a member of the Standard & Poor's 500 Index, and our common stock is traded on the New York Stock Exchange under the symbol "GPN."

Recent Acquisitions

On October 17, 2018, we acquired SICOM Systems, Inc. ("SICOM") for total purchase consideration of approximately $409 million. SICOM is a provider of end-to-end enterprise, cloud-based software solutions and other technologies to quick service restaurants and food service management companies. SICOM's technologies are complementary to our existing Xenial solutions, and we believe this acquisition will expand our software-driven payments strategy by enabling us to increase our capabilities and expand on our existing presence in the restaurant vertical market.

On September 4, 2018, we acquired AdvancedMD, Inc. ("AdvancedMD") for total purchase consideration of approximately $707 million. AdvancedMD is a provider of cloud-based enterprise software solutions to small-to-medium sized ambulatory care physician practices in the United States. We believe this acquisition will expand our software-driven payments strategy by enabling us to enter the healthcare vertical market, a large and fragmented market with strong payment fundamentals and attractive growth opportunities.

On September 1, 2017, we acquired the communities and sports divisions of Athlaction Topco, LLC ("ACTIVE Network") for total purchase consideration of $1.2 billion. ACTIVE Network delivers cloud-based enterprise software, including payment technology solutions, to event organizers in the communities and health and fitness vertical markets. This acquisition aligns with our technology-enabled, software driven strategy and adds an enterprise software business operating in two vertical markets that we believe offer attractive growth fundamentals.

See "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of these and other acquisitions.

Payment Technology and Software Solutions Overview

We provide payment technology and software solutions to customers globally. Our payment technology solutions are similar around the world in that we enable our customers to accept card, electronic, check and digital-based payments. Our comprehensive offerings include, but are not limited to, authorization services, settlement and funding services, customer support and help-desk functions, chargeback resolution, terminal rental, sales and deployment, payment security services, consolidated billing and statements and on-line reporting.

In addition, we offer a wide array of enterprise software solutions that streamline business operations to customers in numerous vertical markets. We also provide a variety of value-added services, including analytic and engagement tools, payroll services and reporting that assist our customers with driving demand and operating their businesses more efficiently.

Our value proposition is to provide distinctive high-quality, responsive and secure services to all of our customers. We distribute our services through multiple channels and target customers in many vertical markets in 32 countries located throughout North America, Europe, the Asia-Pacific region and in Brazil. The majority of revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the card type or the market. We also earn software subscription and licensing fees, as well as other fees based on specific value-added services that may be unrelated to the number or value of transactions.

Direct Distribution

Our primary business model is to actively market and provide our payment services, enterprise software solutions and other value-added services directly to our customers through a variety of distribution channels. We offer high-touch services that provide our customers with reliable and secure solutions coupled with high quality and responsive support services. Through our direct sales force worldwide, as well as bank partnerships, we offer our payment technology services, software and other value-added solutions directly to customers in the markets we serve. See "Business Segments" below for a description of our direct sales forces located around the world.

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

Integrated and Vertical Markets. Our integrated and vertical market solutions provide advanced payments technology that is deeply integrated into business enterprise software solutions either owned by us or by our partners. We grow our business when new merchants implement our enterprise software solutions and when new or existing merchants enable payments services through enterprise software solutions sold by us or by our partners. We distribute our integrated payment solutions primarily through the following businesses:

•
OpenEdge. Through OpenEdge, we offer integrated payment solutions through technology partners across numerous vertical markets, primarily in North America. OpenEdge enables third-party application developers to incorporate payment innovations into their enterprise business solutions.

•
Ezidebit. Through Ezi Holdings Pty Ltd ("Ezidebit"), we offer integrated payment technology solutions in the Asia-Pacific region. Ezidebit focuses on recurring payments verticals and, similar to OpenEdge, markets its services through a network of integrated software vendors and direct channels to numerous vertical markets.

•	ACTIVE Network. Through ACTIVE Network, we deliver cloud-based enterprise software, including payment technology solutions, to event organizers in the communities and health and fitness markets.

•
Education Solutions. We offer integrated payment solutions specifically designed for all levels of educational institutions. At the university level, we offer integrated commerce solutions, payment services, higher education loan services, credentialing services and open- and closed-loop payment solutions. For kindergarten through 12th grade, we provide ecommerce and in-person payments, cafeteria POS solutions and back-office management software, hardware, technical support and training.

•	AdvancedMD. Through AdvancedMD, we provide cloud-based enterprise solutions to small-to-medium sized ambulatory physician practices in the United States.

•
Xenial and SICOM. Through Xenial and SICOM, we offer leading-edge enterprise software solutions, integrated with our payment services and other adjacent business service applications, to the restaurant and hospitality and retail vertical markets.

Ecommerce and Omnichannel. We offer ecommerce and omnichannel solutions to our customers that seamlessly blend payment gateway services, retail payment acceptance infrastructure and payment technology service capabilities though a unified commerce platform to allow merchants to accept various payment methods through any channel across our geographical footprint. We sell ecommerce and omnichannel solutions to customers of all sizes, from small businesses accepting payments in a single country, to enterprise and multinational businesses that have complex payment needs and operate retail and online businesses in multiple countries.

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

Wholesale Distribution

Although our primary business model is to build high quality direct relationships with merchants, we also provide our services through a wholesale distribution channel where we do not maintain the face-to-face relationship with the merchant. Through our wholesale channel, we provide payment services to merchants through independent sales organizations ("ISOs"). The ISOs act as third-party sales groups selling our payment technology services directly to end-user merchant customers. As we continue to grow and control our direct distribution by adding new channels and partners, including expanding our ownership of additional enterprise software solutions in select vertical markets, our wholesale distribution channel has become a smaller portion of our business.

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

We process funds settlement under two models, a sponsorship model and a direct membership model. Under the sponsorship model, we are designated as an ISO by Mastercard and Visa. To be designated as a certified processor, member clearing financial institutions ("Members") sponsor us and require our adherence to the standards of the networks. In certain markets, we have sponsorship or depository and clearing agreements with financial institution sponsors. These agreements allow us to route transactions under the Members' control and identification numbers to clear card transactions through Mastercard and Visa. In this model, the standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant has been funded.

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

After the card and transaction information is captured, the POS device automatically connects to our network through the internet or other communication channel in order to receive authorization of the transaction. For a credit card transaction, authorization services generally refer to the process in which the card issuer indicates whether a particular credit card is authentic and whether the impending transaction amount will cause the cardholder to exceed defined credit limits. In a debit card transaction, we obtain authorization for the transaction from the card issuer through the payment network verifying that the cardholder has access to sufficient funds for the transaction amount.

As an illustration, shown below, on a $100.00 card transaction, the card issuer may fund the Member, our sponsor, (indirectly through the card network) $98.50 after retaining approximately $1.50 referred to as an interchange fee. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder's monthly credit card statement. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require us to advance the Member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction amount, or merchant discount, to cover the full amount of the interchange fee and our fee from the transaction. If our discount rate for the merchant in the above example was 2.00%, we would bill the merchant $2.00 after the end of the month for the transaction, reimburse ourselves for $1.50 in interchange fees and retain $0.50 as our fees for the transaction. Under some arrangements, we remit the net amount of $98.00 to the merchant, rather than funding the full $100.00 and subsequently billing the merchant at the end of the month. Discount rates vary based on negotiations with merchants and the economic characteristics of transactions. Interchange rates also vary based on the economic characteristics of individual transactions. Accordingly, our fee per transaction varies across our merchant base and is subject to change based on changes in discount rates and interchange rates. Our profit on the transaction reflects the fee received less payment network fees and operating expenses, including systems cost to process the transaction and commissions paid to our sales force or ISO. Payment network fees are charged by the card brands, in part, based on the value of transactions processed through their networks.

How A Payment Transaction Works

globalpayments
Acquirer
Authorization and Transaction Data
Authorization and Transaction Data
Card Issuer
Card Network
$98.50
Funding Instructions
$1.50
Transaction Data
$2.00
Monthly Statement
$98.50
$100.00
Bill
$100.00
Member Settlement Bank
Merchant
Goods and Services
Present Card
Card Holder

Business Segments

We operate in three reportable segments: North America, Europe and Asia-Pacific. See "Note 16—Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segments, including revenues, operating income and depreciation and amortization by segment as well as financial information about geographic areas in which we operate. In general, our business has not experienced pronounced seasonality. However, each geographic channel has somewhat higher and lower quarters given the nature of the merchant portfolio. Our foreign operations subject us to various risks, including, without limitation, currency exchange risks and political, economic and regulatory risks. See "Item 1A - Risk Factors" for additional information about these risks.

North America

Approximately 74.9% of our revenues for the year ended December 31, 2018 were derived from our operations in North America, which include the United States and Canada.

Our primary mode of distribution in North America is our direct distribution channels, including an extensive direct sales force selling our services and solutions across numerous vertical markets, including, but not limited to, education, restaurant, event management, hospitality, retail, healthcare, convenience stores and petroleum, professional services, automotive and lodging.

Our technology-enabled solutions represented a substantial component of our revenues in North America for the year ended December 31, 2018. Our technology-enabled distribution in North America includes integrated and vertical market solutions, ecommerce and omnichannel solutions and gaming solutions.

We also generate a portion of our revenues in North America from our wholesale distribution channel, primarily ISOs acting as third-party selling groups.

Europe

Approximately 18.1% of our revenues for the year ended December 31, 2018 were derived from our operations in Europe, which includes the United Kingdom, the Republic of Ireland, Spain, the Republic of Malta, the Czech Republic, Hungary, Slovakia, Romania and the Russian Federation. We have direct sales forces in these markets through which we sell our services while also leveraging our bank referral relationships. Our ecommerce and omnichannel solutions represent a growing percentage of the services we sell in Europe.

Asia-Pacific

Approximately 6.9% of our revenues for the year ended December 31, 2018 were derived from our operations in the Asia-Pacific region, which includes the following countries and territories: Australia, China, Hong Kong, India, Macau, Malaysia, Maldives, New Zealand, the Philippines, Singapore, Sri Lanka and Taiwan. Our direct sales force in the Asia-Pacific region accounts for substantially all of the services we sell in the region.

Technology-enabled solutions represent a substantial and growing portion of our operations in the Asia-Pacific region, driven by Ezidebit and eWay Limited in Australia.

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

Competition

We are a leading provider of payments technology and software solutions in North America, where we compete primarily with Bank of America Merchant Services, LLC (a joint venture between First Data Corporation and Bank of America Corporation), Chase Paymentech Solutions, LLC, Elavon, Inc., a subsidiary of U.S. Bancorp, First Data Corporation, Total System Services, Inc., Wells Fargo Bank, N.A and Worldpay, Inc. While these are our primary competitors, some of our vertically focused business in the United States compete with other organizations.

In Europe and the Asia-Pacific region, financial institutions remain the primary providers of payment technology services to merchants, although the outsourcing of these services to third-party service providers is becoming more prevalent. Payment services have become increasingly complex, requiring significant capital commitments to develop, maintain and update the systems necessary to provide these advanced services at competitive prices.

Competitors in Europe include Ayden N.V., Barclays Bank PLC, Spanish banking institutions and Worldpay, Inc. Financial institutions that offer merchant acquiring services are our primary competitors in Asia-Pacific.

Emerging Trends

The payments technology industry continues to grow worldwide and as a result, certain large payment technology companies, including us, have expanded operations globally by pursuing acquisitions and creating alliances and joint ventures. We expect to continue to expand into new markets internationally and increase our scale and improve our competitiveness in existing markets by pursuing further acquisitions and joint ventures.

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

Strategy

We seek to leverage the adoption of, and transition to, card, electronic and digital-based payments by expanding share in our existing markets through our distribution channels and service innovation, as well as through acquisitions to improve our offerings and scale. We also seek to enter new markets through acquisitions, alliances and joint ventures around the world. We intend to continue to invest in and leverage our technology infrastructure and our people to increase our penetration in existing markets.

The key tenets of our strategy include the following:

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

Safeguarding Our Business

In order to provide our services, we obtain and store sensitive business information and personal information about our merchants, merchants’ customers, merchants’ employees, vendors, partners and other parties, which may include credit and debit card numbers, bank account numbers, social security numbers, drivers' license numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by our third-party service providers and other agents (which we refer to collectively as our "associated third parties") as well as merchants and ISOs. We have responsibility to the card networks, their member financial institutions, and in some instances, our merchants, ISOs and/or individuals, for our failure or the failure of our associated third parties or merchants (as applicable) to protect this information.

We are subject to cyber security and information theft risks in our operations, which we seek to manage through a cyber and information security programs, training and insurance coverage. To strengthen our security and cyber defenses, we continue to deploy multiple methods at different layers to defend our systems against misuse, intrusions and cyberattacks and to protect the data we collect. Further, we work with information security and forensics firms and employ advanced technologies to help prevent, investigate and address issues relating to processing system security and availability. We also collaborate with industry third parties, regulators and law enforcement, when appropriate, to resolve security incidents and assist in efforts to prevent unauthorized access to our processing systems.

Intellectual Property

Our intellectual property is an important part of our strategy to be a leading provider of payment technology and software solutions. We use a combination of internal policies, intellectual property laws, and contractual provisions to protect our proprietary technologies and brands. In addition, to protect our various brands, we seek and maintain registration of U.S. and international trademarks, service marks and domain names that align with our brand strategy. We also enforce our trademarks against potential sources of confusion that could harm our brand and ability to compete.

Employees and Labor

As of December 31, 2018, we had approximately 11,000 employees, many of whom are highly skilled in technical areas specific to payment technology and software solutions.

Regulation

Various aspects of our business are subject to regulation and supervision under federal, state and local laws in the United States, such as the California Consumer Privacy Act (the "CCPA), and foreign laws, regulations and rules, including Directive 2007/64/EC in the European Union (the "Payment Services Directive"), as well as local escheat laws and privacy and information security regulations. In addition, we are subject to rules promulgated by the various payment networks, including American Express, Discover, Interac, Mastercard, UPI and Visa. In addition, because we provide data processing services to banks and other financial institutions, we are subject to examination by the Federal Financial Institutions Examination Council (the "FFIEC"). Set forth below is a brief summary of some of the significant laws and regulations that apply to us. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number.

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

Banking Laws and Regulations

The FFIEC is an interagency body comprised of federal bank and credit union regulators such as the Federal Reserve Board, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency and the Consumer Financial Protection Bureau (the "CFPB"). The FFIEC examines large data processors in order to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry. In addition, we are subject to the Payment Services Directive, which was implemented in most European Union member states through national legislation. As a result of this legislation, we are subject to regulation and oversight in certain European Union member nations, including the requirement that we maintain specified regulatory capital; however, these regulatory capital requirements are generally insignificant to our total assets and total equity and have no material effect on our liquidity.

Privacy, Information Security and Healthcare Technology Laws

We provide services that may be subject to various state, federal and foreign privacy laws and regulations, and, as a result of our recent acquisition of AdvancedMD, certain healthcare technology laws, including the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act. These laws and regulations also include the federal Gramm-Leach-Bliley Act of 1999, which applies to a broad range of financial institutions and to companies that provide services to financial institutions in the United States, including our gaming business. and the CCPA, which requires companies that process personal information of California residents to make new disclosures to consumers about their data collection and use, and will grant consumers specific access rights to their data. Outside the United States, these laws include, without limitation, the EU General Data Protection Regulation, Canada’s Personal

Information Protection and Electronic Documents Act, Hong Kong’s Personal Data Privacy Ordinance (Cap. 486), the Taiwan Personal Data Protection Law, the Philippines’ Data Privacy Act of 2012, and Australia’s Federal Privacy Act of 1988. See Item 1A. Risk Factors - "Any new implementation of or changes made to laws, regulations, card network rules or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable effect on our financial results and our cash flows."

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

Foreign Laws and Regulations

We are subject to foreign laws and regulations that affect the payment technology services industry in each of the foreign countries in which we operate. Some of these countries, such as the Russian Federation, India and the United Kingdom, have undergone significant political, economic and social change in recent years. In these countries, there is a greater risk of new, unforeseen changes that could result from, among other things, instability or changes in a country’s or region’s economic conditions; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the European Union or the United States, Canada or other governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities, such as sanctions by or against the Russian Federation.

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

Where to Find More Information

We file annual and quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). You may read and print materials that we have filed with the SEC from its website at www.sec.gov. In addition, certain of our SEC filings, including our annual reports on Form 10-K, our transition report on Form 10-K for the 2016 fiscal transition period, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to them can be viewed and printed, free of charge, from the investor relations section of our website at www.globalpaymentsinc.com. Certain materials relating to our corporate governance, including our codes of ethics applicable to our directors, senior financial officers and other employees, are also available in the investor relations section of our website. Copies of our filings, specified exhibits and corporate governance materials are also available, free of charge, by writing us using the address on the cover of this Annual Report on Form 10-K. You may also telephone our investor relations office directly at (770) 829-8478. We are not including the information on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

In order to provide our services, we process and store sensitive business information and personal information about our merchants, merchants’ customers, merchants’ employees, ISOs, vendors, partners and other parties. This information may include credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by our third-party service providers and other agents (which we refer to collectively as our "associated third parties") as well as merchants and ISOs. We have responsibility to the card networks, their member financial institutions, and in some instances, our merchants, ISOs and/or individuals, for our failure or the failure of our associated third parties or merchants (as applicable) to protect this information.

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

Our computer systems and/or our associated third parties’ computer systems could be subject to penetration, and our data protection measures may not prevent unauthorized access. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are often difficult to detect and continually evolve and become more sophisticated. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources. Computer viruses and other malware can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent downtime, unauthorized access or use of sensitive data. While we maintain first- and third-party insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Companies we acquire may require post-closing implementation of additional cyber defense methods to align with our standards and, as a result, there may be a period of increased risk between the closing of an acquisition and the completion of such implementation. Further, our third-party relationships are subject to our vendor management program and governed by written contracts; however, we do not control the actions of our associated third parties, and any problems experienced by these third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyberattacks and security breaches, could adversely affect our ability to service our merchant customers or otherwise conduct our business.

We also could be subject to liability for claims relating to misuse of personal information in violation of contractual obligations or data privacy laws. Regulatory authorities around the world are considering or have enacted a number of legislative and regulatory proposals concerning data protection and use, and the interpretation and application of consumer and data protection laws in the United States, Europe, the Asia-Pacific region and elsewhere is increasingly uncertain. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices or operations model, which could result in potential liability for fines, damages or a need to incur substantial costs to modify our operations. In addition, we cannot provide assurance that the contractual requirements related to use, security and privacy that we impose on our associated third parties who have access to this data will be followed or will be adequate to prevent the misuse of this data. Any misuse or compromise of personal information or failure to adequately enforce these contractual requirements could result in liability, protracted and costly litigation and, with respect to misuse of personal information of our merchants and consumers, lost revenue and reputational harm. In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

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

The payment technology services industry is highly competitive, and some of our competitors are larger and have greater financial and operational resources than we do, which may give them an advantage with respect to the pricing of services offered to customers and the ability to develop new technologies.

We operate in the payment technology services industry, which is highly competitive. In this industry, our primary competitors include other independent payment processors, as well as financial institutions, ISOs and, potentially, card networks. Many of our competitors are companies that are larger than we are, with greater financial and operational resources than we have. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a direct member for participation in the card networks, as we do in certain jurisdictions, and may be able to settle transactions more quickly for merchants than we can. These financial institutions may also provide payment processing services to merchants at a loss in order to generate banking fees from the merchants. It is also possible that larger financial institutions could decide to perform in-house some or all of the services that we currently provide or could provide. These attributes may provide them with a competitive advantage in the market.

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

The payment technology services industry in which we compete are characterized by rapid technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects, including the development of a new authorization platform, mobile payment applications, ecommerce services and other new offerings emerging in the payment technology services industry. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the payment technology services markets, these risks are even more acute. Any delay in the delivery of new services or the failure to differentiate our services could render our services less desirable to customers, or possibly even obsolete. Furthermore, as the market for alternative payment processing services evolves, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new services targeted at this market.

In addition, the services we deliver to the payment technology services markets are designed to process very complex transactions and deliver reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver an effective and secure product or any performance issue that arises with a new product or service could result in significant processing or reporting errors or other losses. As a result of these factors, our development efforts could result in higher costs that could reduce our earnings in addition to a loss of revenues and earnings if promised new services are not delivered timely to our customers or do not perform as anticipated. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies.

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

We are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by their boards, which may be influenced by card issuers, and some of those issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks' rules or policies to the detriment of non-members, including us in certain jurisdictions. The termination of our registrations or our membership or our status as a service provider or a merchant processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. If a merchant or an ISO fails to comply with the applicable requirements of the card associations and networks, we or the merchant or ISO could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect or pursue collection of such amounts from the applicable merchant or ISO, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us. The termination of our registration, or any changes in the Visa or Mastercard rules that would impair our registration, could require us to stop providing Visa and Mastercard payment processing services, which would make it impossible for us to conduct our business on its current scale.

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

Our services are based on software and computing systems that often encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in our software services and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation and exposure to liability claims.

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

Our future growth depends in part on the continued expansion within markets in which we already operate, the emergence of new markets, and the continued availability of alliance relationships and strategic acquisition opportunities.

Our future growth and profitability depend upon our continued expansion within the markets in which we currently operate, the further expansion of these markets, the emergence of other markets for payment technology and software solutions and our ability to penetrate these markets. As part of our strategy to achieve this expansion, we look for acquisition opportunities, investments and alliance relationships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We may not be able to successfully identify suitable acquisition, investment and alliance candidates in the future, and if we do, they may not provide us with the value and benefits we anticipate.

Our expansion into new markets is also dependent upon our ability to apply our existing technology or to develop new applications to meet the particular service needs of each new market. We may not have adequate financial or technological resources to develop effective and secure services and distribution channels that will satisfy the demands of these new markets. If we fail to expand into new and existing markets for payment technology and software solutions, we may not be able to continue to grow our revenues and earnings.

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

We incur chargeback losses when our merchants refuse or cannot reimburse us for chargebacks resolved in favor of their customers. Any increase in chargebacks not paid by our merchants may adversely affect our business, financial condition, results of operations and cash flows.

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

Fraud by merchants or others could have an adverse effect on our financial condition, results of operations and cash flows.

We have potential liability for fraudulent electronic payment transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit or debit card, card number, or other credentials to record a false sales or credit transaction, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase our chargeback losses or cause us to incur other liabilities. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to economic and political risk, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition, results of operations and cash flows.

The global payment technology services industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate or increases in interest rates may adversely affect our financial performance by reducing the number or average purchase amount of transactions made using electronic payments. A reduction in the amount of consumer spending could result in a decrease in our revenues and profits. If our merchants make fewer sales to consumers using electronic payments or consumers using electronic payments spend less per transaction, we will have fewer transactions to process or lower transaction amounts, each of which would contribute to lower revenues.

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

Interchange fees (which are retained by the card issuer in connection with transactions) are subject to intense legal, regulatory and legislative scrutiny worldwide. For instance, the Dodd-Frank Act, which was signed into law in July 2010, significantly changed the U.S. financial regulatory system. Changes affecting the payment processing industry include restricting amounts of debit card fees that certain issuing institutions can charge merchants and allowing merchants to set minimum amounts for the acceptance of credit cards and to offer discounts for different payment methods. These types of restrictions could negatively affect the number of debit transactions, which would adversely affect our business. The Dodd-Frank Act also created the CFPB, which has assumed responsibility for enforcing federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any nonbank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve") on the ground that it is "systemically important "to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business, which increases our risk profile and may have an adverse effect on our business, financial condition, results of operations and cash flows.

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

In many countries, we are legally or contractually required to comply with the anti-money laundering laws and regulations, such as, in the United States, the BSA, as amended by the USA PATRIOT Act, and similar laws of other countries, which require that customer identifying information be obtained and verified. In some countries, we are directly subject to these requirements; in other countries, we have contractually agreed to assist our sponsor financial institutions with their obligation to comply with anti-money laundering requirements that apply to them. In addition, we and our sponsor financial institutions are subject to the laws and regulations enforced by OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons or entities. Similar requirements apply in other countries. Our failure to comply with any of these contractual requirements or laws could adversely affect our business, financial credit results of operations and cash flows.

We are also subject to a variety of foreign and domestic laws, and their implementing regulations, which establish requirements for the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. Outside the United States, these laws include, without limitation, the EU General Data Protection Regulation. As a result of our acquisition of AdvancedMD, we are also subject to laws and regulations affecting the healthcare industry, including but not limited to false or fraudulent claim laws; HIPAA and other health privacy regulations; prescribing laws; electronic health record laws; claims and transmission laws; and prompt pay laws. Under HIPAA, covered entities and business associates must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. Compliance with these laws and regulations can be costly and time consuming, adding a layer of complexity to business practices and innovation.  As with other regulatory schemes, our failure to comply could result in public or private enforcement action and accompanying litigation costs, losses, fines and penalties.

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

Changes to legal rules and regulations, or interpretation or enforcement thereof, even if not directed at us, may require significant efforts to change our systems and services and may require changes to how we price our services to customers, adversely affecting our business. Even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation. Furthermore, we are subject to tax laws in each jurisdiction where we conduct business. Changes in such laws or their interpretations could decrease the value of revenues we receive, the value of tax losses and tax credit carry forwards recorded on our balance sheet and have a material adverse effect on our financial condition, results of operations and cash flows.

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

Changes in the method for determining LIBOR and the potential replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, results of operations and cash flows.

A substantial portion of our indebtedness bears interest at a variable rate based on LIBOR. Furthermore, we have entered into hedging instruments to manage our exposure to fluctuations in the LIBOR benchmark interest rate. In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), a regulator of financial services firms and financial markets in the United Kingdom, stated that they will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities.

We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR. Introduction of an alternative rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. We are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial condition, and results of operations.

We conduct a portion of our business in various foreign countries where the risk of continued political, economic and regulatory change that could affect our operating results is greater than in the United States.

We expect to continue to expand our operations in North America, Europe and the Asia-Pacific region. Some of the countries in which we operate, such as the Russian Federation, India and the United Kingdom, have undergone significant political, economic and social change in recent years, and the risk of new, unforeseen changes in these countries remains greater than in the United States. Our business, growth, financial condition or results of operations could be materially adversely affected by instability or changes in a country’s or region’s economic conditions; inflation; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the European Union or the United States, Canada or other governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities, such as sanctions by or against the Russian Federation. A possible slowdown in global trade caused by increasing tariffs or other restrictions could decrease consumer or corporate confidence and reduce consumer, government and corporate spending in countries outside the United States, which could adversely affect our foreign operations.

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

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit," and on March 29, 2017, notified the European Union that it intended to exit as provided in Article 50 of the Treaty on European Union. In March 2018, the parties agreed to a transition period of 21 months - from March 29, 2019 until the end of 2020 - before the United Kingdom leaves the European Union completely, assuming approval of the negotiated withdrawal agreement. The terms of the withdrawal are subject to ongoing negotiation that has created uncertainty about the future relationship between the United Kingdom and the European Union.

Brexit has caused, and may continue to cause, economic uncertainty, including volatility in global stock markets and currency exchange rate fluctuations, which may adversely affect the profitability of our U.K. operations. In addition, Brexit could lead to increased regulatory complexities, including, without limitation, regulation relating to data security, privacy and taxation. With a range of outcomes still possible, the full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make to retain access to European Union markets. Consequently, no assurance can be given about the effect of the outcome on our U.K. business and its financial conditions, results of operations and cash flows may be adversely affected.

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

The acquisition, integration, and conversion of businesses (such as, but not limited to, the recent acquisitions of AdvancedMD and SICOM) and the formation or operation of alliances, such as joint ventures and other partnering arrangements involve a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on inherently limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, services, information security and technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions and alliances often involve additional or increased risks including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of those new markets; and general economic and political conditions.

If the integration and conversion process does not proceed smoothly, the following factors, among others, could reduce our revenues and earnings, increase our operating costs, and result in us not achieving projected synergies:

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

•
The acquisition and the related integration could divert the attention of our management from other strategic matters including possible acquisitions and alliances and planning for new product development or expansion into new markets for payments technology and software solutions; and

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

The U.S. Tax Cuts and Jobs Act of 2017 (the "2017 U.S. Tax Act") significantly changed the taxation of U.S.-based multinational corporations. The U.S. Treasury Department, the U.S. Internal Revenue Service and state tax authorities have issued and are expected to continue to issue guidance on how the provisions of the 2017 U.S. Tax Act will be applied or otherwise administered. The legislation could be subject to potential amendments and technical corrections, any of which could materially change certain effects of the legislation. As regulations and guidance evolve with respect to the 2017 U.S. Tax Act, and as we gather information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position.

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

We have a significant amount of indebtedness. Our level of debt and the covenants to which we have agreed in connection with this and other financing transactions could, among other things, (i) require us to dedicate a larger portion of our cash flow from operations to servicing and repayment of the debt, (ii) reduce funds available for strategic initiatives and opportunities, working capital, capital investment and other general corporate needs and (iii) limit our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business, our industry and economic conditions.

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

Our Credit Facility contains various covenants that limit our ability and the ability of our subsidiaries to engage in specified types of transactions. These covenants limit our ability in certain circumstances to, among other things:

•	incur additional indebtedness;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain lines of business;

•	enter into certain transactions with affiliates; and,

•	pay dividends and repurchase shares of our common stock.

Our Credit Facility also contains customary financial covenants based on our leverage ratio and our interest coverage ratio.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the Revolving Credit Facility (described in "Note 8—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements), permit the lenders to cease making loans to us. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding under our Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under our Credit Facility could accelerate the repayment of borrowings, and we may not have sufficient assets to repay our indebtedness.

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

As a result of our acquisitions, a significant portion of our total assets are intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 67% of our total assets as of December 31, 2018. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would negatively affect our earnings. An impairment of a portion of our goodwill or intangible assets could have a material adverse effect on our business, financial condition and results of operations.

We may not be able or permitted to, or we may decide not to, pay dividends or repurchase shares at a level anticipated by our shareholders, which could reduce shareholder returns.

The extent to which we pay dividends on our common stock and repurchase our common stock in the future is at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, compliance with debt covenants and such other factors as our board of directors deems relevant. Our Credit Facility may prohibit us from (i) repurchasing an amount more than the greater of $350 million or 3% of our total assets of our common stock in any year and (ii) paying quarterly dividends in excess of $0.01 per share. No assurance can be given that we will be able to or will choose to pay any dividends or repurchase any shares in the foreseeable future.

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

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each year and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report.  If we fail to maintain the adequacy of our internal controls, including, but not limited to, preventing unauthorized access to our systems, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Furthermore, this assessment may be complicated by any acquisitions we may complete.

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

ITEM 2 - PROPERTIES

We have properties for operational, sales and administrative purposes. At December 31, 2018, we leased approximately 70 properties in the United States and approximately 120 properties in countries outside the United States. In addition, we owned four properties located outside the United States.

Our principal facilities in North America are located in Atlanta, Georgia; Dallas, Texas; Jeffersonville, Indiana; Lansdale, Pennsylvania, Las Vegas, Nevada; Oklahoma City, Oklahoma; Salt Lake City, Utah; and Toronto, Canada. Our principal facilities in Europe are located in Barcelona, Spain; Dublin, Ireland; Leicester, England; London, England; Moscow, Russia; and Prague, Czech Republic. Our principal facilities in the Asia-Pacific region are located in Brisbane, Australia; Hong Kong Special Administrative Region, China; and Manila, Philippines.

We believe that all of our properties will be suitable and adequate for our business as presently conducted.

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

Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol "GPN." As of February 19, 2019, there were 2,116 shareholders of record.

Equity Compensation Plan Information

The information regarding our compensation plans under which equity securities are authorized for issuance is set forth in "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report.

Stock Performance Graph

The following graph compares our cumulative shareholder returns with the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Index for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the years ended May 31, 2016, 2015 and 2014. The line graph assumes the investment of $100 in our common stock, the Standard & Poor's 500 Index and the Standard & Poor's Information Technology Index on May 31, 2013 and assumes reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Global Payments Inc., the S&P 500 Index
and the S&P Information Technology Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
5/31/13
5/31/14
5/31/15
5/31/16
12/31/16
12/31/17
12/31/18
Global Payments Inc.
S&P 500
S&P Information Technology

*$100 invested on May 31, 2013 in stock or index, including reinvestment of dividends.
Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	Global Payments	S&P 500 Index	S&P Information Technology Index
May 31, 2013	$100.00	$100.00	$100.00
May 31, 2014	143.14	120.45	123.89
May 31, 2015	218.13	134.67	147.20
May 31, 2016	324.92	136.98	151.80
December 31, 2016	290.37	148.08	168.59
December 31, 2017	419.54	180.41	234.05
December 31, 2018	431.79	172.50	233.38

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2018.

Issuer Purchases of Equity Securities

Information about the shares of our common stock that we repurchased during the quarter ended December 31, 2018 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
October 2018	784	$114.94	—
November 2018	967	103.87	—
December 2018	315,260	99.37	—
Total	317,011	$99.43	—	$387.8

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended December 31, 2018, pursuant to our employee incentive plans, we withheld 2,028 shares at an average price per share of $107.99 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

(2)
On February 6, 2018, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $600 million. As of December 31, 2018, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $387.8 million. On February 5, 2019, the board of directors increased its authorization to repurchase shares of our common stock to $750 million, inclusive of prior share repurchase programs authorized by the board and repurchases made thereunder. The authorizations by the board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of the board's authorizations or otherwise to complete any repurchases by any specific time or at all.

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

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016	2015	2014

	(in thousands, except per share data)
Income statement data:
Revenues	$3,366,366	$3,975,163	$2,202,896	$2,898,150	$2,773,718	$2,554,236
Operating income	737,055	558,868	237,951	424,944	456,597	405,499
Net income	484,667	494,070	137,683	290,217	309,115	269,952
Net income attributable to Global Payments	452,053	468,425	124,931	271,666	278,040	245,286

Per share data:
Basic earnings per share	$2.85	$3.03	$0.81	$2.05	$2.07	$1.70
Diluted earnings per share	2.84	3.01	0.81	2.04	2.06	1.69
Dividends per share	0.04	0.04	0.02	0.04	0.04	0.04

Balance sheet data (at period end):
Total assets	$13,230,774	$12,998,069	$10,664,350	$10,509,952	$5,779,301	$4,002,527
Settlement lines of credit	700,486	635,166	392,072	378,436	592,629	440,128
Long-term debt	5,130,243	4,659,716	4,438,612	4,515,286	1,740,067	1,390,507
Total equity	4,186,343	3,965,231	2,779,342	2,877,404	863,553	1,132,799

As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues" in the notes to the accompanying consolidated financial statements, we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties, including payment networks. This change in presentation affected our reported revenues and operating expenses during the year ended December 31, 2018 by the same amount and had no effect on operating income.

The selected financial data in the table above reflect the effects of acquisitions and borrowings to fund certain of those acquisitions. See "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of our acquisitions.

Operating income, net income, net income attributable to Global Payments and basic and diluted earnings per share in the table above reflect acquisition and integration expenses of $56.1 million for the year ended December 31, 2018, $94.6 million for the year ended December 31, 2017, $91.6 million for the 2016 fiscal transition period and $51.3 million for the year ended May 31, 2016.

Net income, net income attributable to Global Payments and basic and diluted earnings per share in the table above also reflect:

(a) the effects of a net income tax benefit of $23.3 million in connection with adjustments made to accounting estimates associated with the 2017 U.S. Tax Act for the year ended December 31, 2018 and a provisional net income tax benefit of $158.7 million recorded in connection with the 2017 U.S. Tax Act for the year ended December 31, 2017. See "Note 10—Income Tax" in the notes to the accompanying consolidated financial statements for further discussion; and,

(b) a gain of $41.2 million recorded in connection with the sale of our membership interests in Visa Europe Limited ("Visa Europe") for the seven months ended December 31, 2016. See "Note 7—Other Assets" in the notes to the accompanying consolidated financial statements for further discussion.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Item 6 - Selected Financial Data" and "Item 8 - Financial Statements and Supplementary Data." This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements as a result of many known and unknown factors, including but not limited to those discussed in "Item 1A - Risk Factors." See "Cautionary Notice Regarding Forward-Looking Statements" located above "Item 1 - Business."

General

We are a leading worldwide provider of payment technology and software solutions delivering innovative services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels in 32 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

We were incorporated in Georgia as Global Payments Inc. in 2000 and spun-off from our former parent company in 2001. Including our time as part of our former parent company, we have been in the payment technology services business since 1967. Since our spin-off, we have expanded in existing markets and into new markets internationally by pursuing further acquisitions and joint ventures, including recent acquisitions of technology-enabled and software-driven businesses. In April 2016, we merged with Heartland Payment Systems, Inc. ("Heartland"), which significantly expanded our small and medium-sized enterprise distribution, merchant base and vertical reach in the United States.

We provide payment technology and software solutions to customers globally. Our payment technology solutions are similar around the world in that we enable our customers to accept card, electronic, check and digital-based payments. Our comprehensive offerings include, but are not limited to, authorization services, settlement and funding services, customer support and help-desk functions, chargeback resolution, terminal rental, sales and deployment, payment security services, consolidated billing and statements and on-line reporting.

In addition, we offer a wide array of enterprise software solutions that streamline business operations to customers in numerous vertical markets. We also provide a variety of value-added services, including analytic and engagement tools, payroll services and reporting that assist our customers with driving demand and operating their businesses more efficiently.

The majority of our revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the card type or the vertical. We also earn software subscription and licensing fees, as well as other fees based on specific value-added services that may be unrelated to the number or value of transactions.

Our primary business model is to actively market and provide our payment services, enterprise software solutions and other value-added services directly to our customers through a variety of distribution channels. We offer high-touch services that provide our customers with reliable and secure solutions coupled with high quality and responsive support services. Through our direct sales force worldwide, as well as bank partnerships, which we generally refer to as "direct distribution," we offer our payment technology services, software and other value-added solutions directly to customers in the markets we serve. In addition, we also provide certain of our services through a wholesale distribution channel where we do not maintain the face-to-face relationship with the customer. As we continue to grow and control our direct distribution by adding new channels and partners, including expanding our ownership of additional enterprise software solutions in select vertical markets, our wholesale distribution channel has become a smaller portion of our business.

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

In general, our business has not experienced pronounced seasonality. However, each geographic channel has somewhat higher and lower quarters given the nature of the merchant portfolio.

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

Segment Information

For a description of our reportable segments see "Note 16—Segment Information" in the notes to the accompanying consolidated financial statements, which is incorporated herein by reference.

Executive Overview

As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues" in the notes to the accompanying consolidated financial statements, we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties, including payment networks. This change in presentation affected our reported revenues and operating expenses during the year ended December 31, 2018 by the same amount and had no effect on operating income.

We experienced strong business and financial performance around the world during the year ended December 31, 2018. Highlights related to our financial condition and results of operations as of December 31, 2018 and for the year then ended include the following:

•
Consolidated revenues were $3,366.4 million and $3,975.2 million for the years ended December 31, 2018 and 2017, respectively. Consolidated revenues without the effect of the new revenue accounting standard increased by 12.6% to $4,475.6 million for the year ended December 31, 2018 compared to $3,975.2 million for 2017. The increase in revenues without the effect of the new revenue accounting standard was primarily due to organic growth.

•
Consolidated operating income was $737.1 million and $558.9 million for the years ended December 31, 2018 and 2017, respectively. Our operating margin for the year ended December 31, 2018 was 21.9%. Without the effect of the new revenue accounting standard, our operating margin for the year ended December 31, 2018 was 15.6% compared to 14.1% for 2017. The increase in operating income and operating margin without the effect of the new revenue accounting standard was primarily due to the contribution of revenue growth and a decrease in costs associated with acquisition and integration expenses of $38.5 million.

•
Net income attributable to Global Payments was $452.1 million for the year ended December 31, 2018 compared to $468.4 million for 2017, and diluted earnings per share was $2.84 for the year ended December 31, 2018 compared to $3.01 for 2017.

•
On December 22, 2017, the United States enacted the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 U.S. Tax Act"). As a result, we recorded a provisional net income tax benefit of $158.7 million, which increased diluted earnings per share by $1.02 for the year ended December 31, 2017. During 2018, we continued to analyze other provisions of the 2017 U.S. Tax Act and completed our accounting for the transition effects of the 2017 U.S. Tax Act, which resulted in an income tax benefit of $23.3 million.

Emerging Trends

For a further discussion of trends, uncertainties and other factors that could affect our continuing operating results, see the section entitled "Risk Factors" in Item 1A in this Annual Report on Form 10-K.

The payments technology industry continues to grow worldwide and as a result, certain large payment technology companies, including us, have expanded operations globally by pursuing acquisitions and creating alliances and joint ventures. We expect to continue to expand into new markets internationally and increase our scale and improve our competitiveness in existing markets by pursuing further acquisitions and joint ventures.

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

Recent Acquisitions

On October 17, 2018, we acquired SICOM Systems, Inc. ("SICOM") for total purchase consideration of approximately $409 million, which we funded with cash on hand and by drawing on our Revolving Credit Facility (described in "Note 8—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements). SICOM is a provider of end-to-end enterprise, cloud-based software solutions and other technologies to quick service restaurants and food service management companies.

On September 4, 2018, we acquired AdvancedMD, Inc. ("AdvancedMD") for total purchase consideration of approximately $707 million, which we funded with cash on hand and by drawing on our Revolving Credit Facility. AdvancedMD is a provider of cloud-based enterprise software solutions to small-to-medium sized ambulatory care physician practices in the United States.

On September 1, 2017, we acquired the communities and sports divisions of Athlaction Topco, LLC ("ACTIVE Network") for total purchase consideration of $1.2 billion, consisting of approximately $600 million in cash and 6.4 million shares of our common stock. We funded the cash consideration primarily by drawing on our Revolving Credit Facility. ACTIVE Network delivers cloud-based enterprise software, including payment technology solutions, to event organizers in the communities and health and fitness vertical markets.

These acquisitions align with our technology-enabled, software driven strategy and add enterprise software businesses operating in existing vertical markets that we serve and additional vertical markets that we believe offer attractive growth fundamentals. See "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of these and other acquisitions.

Results of Operations

Revenues

As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues" in the notes to the accompanying consolidated financial statements, we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties, including payment networks. This change in presentation affected our reported revenues and operating expenses during the year ended December 31, 2018 by the same amount and had no effect on operating income.

The majority of our revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on card type or the vertical. We also earn software subscription and licensing fees, as well as other fees based on specific value-added services that may be unrelated to the number or value of transactions. These revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

We provide payment technology and software solutions to customers and fund settlement either directly, in markets where we have direct membership with the payment networks, or through our relationship with a member financial institution in markets where we are sponsored. Revenues are recognized in the amount of customer billing net of interchange fees and, beginning in 2018, payment network fees. We market our services through a variety of sales channels, including a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value-added resellers ("VARs"), which we generally refer to as "direct distribution." We also sell services through our ISO channel, where the ISO receives a share of the customer profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expenses in the consolidated statements of income.

Operating Expenses

Cost of Service

Cost of service consists primarily of salaries, wages and related expenses paid to operations and technology-related personnel, including those who monitor our transaction processing systems and settlement functions; the cost of transaction processing systems, including third-party services; the cost of network telecommunications capability; depreciation and occupancy costs associated with the facilities performing these functions; amortization of intangible assets and provisions for operating losses. For periods prior to 2018, payment network fees were included in cost of service.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, wages, commissions and related expenses paid to sales personnel, customer support functions other than those supporting revenue, administrative employees and management; acquisition and integration expenses; amortization of capitalized customer acquisition costs; residuals paid to ISOs; fees paid to VARs, independent contractors and other third parties; other selling expenses; occupancy costs of leased space directly related to these functions; share-based compensation expense and advertising costs.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table sets forth key selected financial data for the year ended December 31, 2018 and 2017, this data as a percentage of total revenues, and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the year ended December 31, 2018 and 2017 are derived from the audited consolidated financial statements included in Item 8 - Financial Statements and Supplementary Data.

	Year Ended December 31,		Year Ended December 31,
(dollar amounts in thousands)	2018	% of Revenue(1)	2017	% of Revenue(1)	Change	% Change
Revenues(2)(3):
North America	$2,522,284	74.9%	$2,929,522	73.7%	$(407,238)	(13.9)%
Europe	610,930	18.1%	767,524	19.3%	(156,594)	(20.4)%
Asia-Pacific	233,152	6.9%	278,117	7.0%	(44,965)	(16.2)%
Total revenues	$3,366,366	100.0%	$3,975,163	100.0%	$(608,797)	(15.3)%

Consolidated operating expenses(2)(3):
Cost of service	$1,095,014	32.5%	$1,928,037	48.5%	$(833,023)	(43.2)%
Selling, general and administrative	1,534,297	45.6%	1,488,258	37.4%	46,039	3.1%
Operating expenses	$2,629,311	78.1%	$3,416,295	85.9%	$(786,984)	(23.0)%

Operating income (loss)(3):
North America	$570,630	17.0%	$457,009	11.5%	$113,621	24.9%
Europe	318,392	9.5%	272,769	6.9%	45,623	16.7%
Asia-Pacific	93,402	2.8%	81,273	2.0%	12,129	14.9%
Corporate(4)	(245,369)	(7.3)%	(252,183)	(6.3)%	6,814	(2.7)%
Operating income	$737,055	21.9%	$558,868	14.1%	$178,187	31.9%

Operating margin(2)(3):
North America	22.6%		15.6%		7.0%
Europe	52.1%		35.5%		16.6%
Asia-Pacific	40.1%		29.2%		10.9%

(1) Percentage amounts may not sum to the total due to rounding.

(2) As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues" in the notes to the accompanying consolidated financial statements, we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties, including payment networks. This change in presentation affected our reported revenues and operating expenses during the year ended December 31, 2018 by the same amount and had no effect on operating income; however, the change in presentation did have the effect of increasing our operating margin, which is calculated by dividing operating income by revenue.

(3) Revenues, operating expenses, operating income and operating margin reflect the effect of acquired businesses from the respective dates of acquisition. For further discussion, see "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements.

(4) During the years ended December 31, 2018 and 2017, operating loss for Corporate included acquisition and integration expenses of $56.1 million and $94.6 million, respectively, which are included primarily in selling, general and administrative expenses in the consolidated statements of income.

Revenues

Effective January 1, 2018, our revenues are presented net of certain fees that we pay to third parties, including payment networks. This change in presentation affected our reported revenues and operating expenses for 2018 by the same amount and had no effect on operating income. Consolidated revenues without the effect of the new revenue accounting standard increased by 12.6% to $4,475.6 million for the year ended December 31, 2018.

North America Segment. The change in presentation decreased our reported North America segment revenues for the year ended December 31, 2018 by $726.3 million. Revenues from our North America segment without the effect of the new revenue accounting standard increased by 10.8% to $3,247.0 million for the year ended December 31, 2018 primarily due to the acquisition of ACTIVE Network.

Europe Segment. The change in presentation decreased our reported Europe segment revenues for the year ended December 31, 2018 by $307.3 million. Revenues from our Europe segment without the effect of the new revenue accounting standard increased by 19.6% to $918.2 million for the year ended December 31, 2018 primarily due to organic growth.

Asia-Pacific Segment. The change in presentation decreased our reported Asia-Pacific segment revenues for the year ended December 31, 2018 by $77.2 million. Revenues from our Asia-Pacific segment without the effect of the new revenue accounting standard increased by 11.6% to $310.4 million for the year ended December 31, 2018 primarily due to organic growth.

Operating Expenses

Cost of Service. Effective January 1, 2018, the new revenue accounting standard changed our presentation of certain fees that we pay to third parties, including payment networks, which decreased cost of service by $1,042.9 million for the year ended December 31, 2018. Cost of service without the effect of the new revenue accounting standard increased by 11.2% to $2,143.9 million for the year ended December 31, 2018, primarily due to additional costs associated with revenue growth and an increase in amortization of acquired intangibles of $39.8 million. Cost of service without the effect of the new revenue accounting standard as a percentage of revenues without the effect of the new revenue accounting standard were 47.9% for the year ended December 31, 2018, compared to 48.5% for the prior year.

Selling, General and Administrative Expenses. Effective January 1, 2018, the new revenue accounting standard changed our presentation of certain fees that we pay to third parties, which decreased selling, general and administrative expenses by $67.9 million for the year ended December 31, 2018. Selling, general and administrative expense without the effect of the new revenue accounting standard increased by 9.6% to $1,631.4 million for the year ended December 31, 2018, primarily due to additional costs to support the growth of our business, partially offset by a reduction in acquisition and integration expenses of $38.5 million. Selling, general and administrative expenses without the effect of the new revenue accounting standard as a percentage of revenues without the effect of the new revenue accounting standard decreased to 36.5% for the year ended December 31, 2018, compared to 37.4% for the prior year, primarily due to the reduction in acquisition and integration expenses.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 24.9% to $570.6 million for the year ended December 31, 2018, compared to the prior year, primarily due to the acquisition of ACTIVE Network. Operating margin without the effect of the new revenue accounting standard increased to 16.5% for the year ended December 31, 2018, compared to 15.6% for the prior year.

Europe Segment. Operating income in our Europe segment increased by 16.7% to $318.4 million for the year ended December 31, 2018, compared to the prior year, primarily due to organic growth. Operating margin without the effect of the new revenue accounting standard decreased to 34.7% for the year ended December 31, 2018, compared to 35.5% for the prior year, due to the unfavorable effect of currency fluctuations.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 14.9% to $93.4 million for the year ended December 31, 2018, compared to the prior year, primarily due to organic growth. Operating margin without the effect of the new revenue accounting standard increased to 29.8% for the year ended December 31, 2018, compared to 29.2% for the prior year.

Corporate. Corporate expenses decreased by 2.7% to $245.4 million for the year ended December 31, 2018, compared to the prior year, primarily due to a decrease in acquisition and integration expenses of $38.5 million, partially offset by an increase in share-based compensation expense of $18.7 million and additional costs to support the growth of our business.

Other Income/Expense, Net

Interest and other income increased by $12.1 million to $20.7 million for the year ended December 31, 2018 compared to the prior year primarily due to a gain of $9.6 million recognized on the reorganization of a debit network association of which we were a member through one of our Canadian subsidiaries.

Interest and other expense increased by $20.8 million to $195.6 million for the year ended December 31, 2018 compared to the prior year. Interest expense for the year ended December 31, 2018 reflects an increase in our outstanding long-term debt to fund acquisitions as well as an increase in the London Interbank Offered Rate ("LIBOR").

Income Tax Benefit (Provision)

We reported an income tax provision of $77.5 million for the year ended December 31, 2018. During the year ended December 31, 2018, we continued to analyze our foreign tax pools and resulting foreign tax credits and reduced our estimated transition tax liability, which resulted in an income tax benefit of $23.3 million. Our effective tax rate for the year ended December 31, 2018 was 13.8%, which reflects the benefit of the adjustment to the one-time transition tax liability.

For the year ended December 31, 2017, we reported an income tax benefit of $101.4 million, reflecting the effect of a provisional net income tax benefit of $158.7 million recorded in connection with the 2017 U.S. Tax Act. Our effective tax rate for the year ended December 31, 2017 was a benefit of 25.8%, which differs from the federal U.S. statutory rate and the effective income tax rate for the year ended December 31, 2018 primarily due to the net tax benefit we recorded in connection with the 2017 U.S. Tax Act. See "Note 10—Income Tax" in the notes to the accompanying consolidated financial statements for more discussion about the effects of the 2017 U.S. Tax Act on our accounting for income taxes for the years ended December 31, 2018 and 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth key selected financial data for the years ended December 31, 2017 and 2016, this data as a percentage of total revenues, and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the year ended December 31, 2017 are derived from the audited consolidated financial statements included in Item 8 - Financial Statements and Supplementary Data. The income statement data for the year ended December 31, 2016 are derived from our unaudited consolidated financial statements for that period.

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

Operating margin(2):
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

North America Segment. For the year ended December 31, 2017, revenues from our North America segment increased by $454.2 million, or 18.3%, compared to the prior year, to $2,929.5 million primarily due to our merger with Heartland, the results of which were included in our consolidated statement of income for a full year during the year ended December 31, 2017, compared to approximately eight months during the year ended December 31, 2016.

Europe Segment. For the year ended December 31, 2017, revenues from our Europe segment increased by $112.0 million, or 17.1%, compared to the prior year, to $767.5 million, primarily due to organic growth.

Asia-Pacific Segment. For the year ended December 31, 2017, revenues from our Asia-Pacific segment increased by $37.9 million, or 15.8%, compared to the prior year, to $278.1 million, primarily due to organic growth.

Operating Expenses

Cost of Service. For the year ended December 31, 2017, cost of service increased by $324.5 million, or 20.2%, compared to the prior year, to $1,928.0 million. As a percentage of revenues, cost of service increased to 48.5% for the year ended December 31, 2017 compared to 47.6% for the prior year. These increases were driven primarily by an increase in the variable costs associated with our revenue growth, including incremental expenses associated with acquired businesses, as well as additional intangible asset amortization associated with recently acquired businesses of $78.6 million.

Selling, General and Administrative Expenses. For the year ended December 31, 2017, selling, general and administrative expenses increased by $77.2 million, or 5.5%, compared to the prior year, to $1,488.3 million. The increase in selling, general and administrative expenses was primarily due to additional costs to support the growth of our business, including incremental expenses associated with acquired businesses. As a percentage of revenues, selling, general and administrative expenses decreased to 37.4% for the year ended December 31, 2017 compared to 41.9% for the prior year. The decrease in selling, general and administrative expenses as a percentage of revenues was primarily due to synergies achieved in general and administrative expenses from the merger with Heartland, as well as the decrease in acquisition and integration expenses during the year ended December 31, 2017 of $47.5 million.

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

Other Income/Expense, Net

Interest and other income decreased by $38.1 million for the year ended December 31, 2017 compared to the prior year, which included a gain of $41.2 million in connection with the sale of our membership interests in Visa Europe.

Interest and other expense increased by $28.7 million for the year ended December 31, 2017 compared to the prior year. The outstanding borrowings on our long-term debt facilities increased significantly in April 2016 as a result of incremental borrowings we made to fund a portion of the total consideration for our merger with Heartland. Since then, we have made principal repayments that have lowered our average outstanding borrowings, and we have lowered the leverage-based margins we pay on interest rates through refinancing activities that we completed in October 2016 and May 2017. The savings in interest expense that we realized during the second half of 2017 due to these refinancing activities were partially offset by increases in LIBOR during the intervening time frame and additional borrowings under our Revolving Credit Facility to complete the acquisition of ACTIVE Network.

Income Tax (Benefit) Provision

We reported an income tax benefit of $101.4 million for the year ended December 31, 2017, reflecting the effect of a provisional net income tax benefit of $158.7 million recorded in connection with the 2017 U.S. Tax Act. Our effective tax rate for the year ended December 31, 2017 was a benefit of 25.8%, which differs from the federal U.S. statutory rate and the effective income tax rate for the year ended December 31, 2016 primarily due to the net tax benefit we recorded in connection with the 2017 U.S. Tax Act. See "Note 10—Income Tax" in the notes to the accompanying consolidated financial statements for more discussion about the effects of the 2017 U.S. Tax Act on our accounting for income taxes for the year ended December 31, 2017.

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

	Seven Months Ended December 31,		Seven Months Ended December 31,
(dollar amounts in thousands)	2016	% of Revenue(1)	2015	% of Revenue(1)	Change	% Change
Revenues(2):
North America	$1,650,616	74.9%	$1,227,916	71.0%	$422,700	34.4%
Europe	403,823	18.3%	380,246	22.0%	23,577	6.2%
Asia-Pacific	148,457	6.7%	121,908	7.0%	26,549	21.8%
Total revenues	$2,202,896	100.0%	$1,730,070	100.0%	$472,826	27.3%

Consolidated operating expenses(2):
Cost of service	$1,094,593	49.7%	$638,700	36.9%	$455,893	71.4%
Selling, general and administrative	870,352	39.5%	784,823	45.4%	85,529	10.9%
Operating expenses	$1,964,945	89.2%	$1,423,523	82.3%	$541,422	38.0%

Operating income (loss)(2):
North America	$233,850		$191,185		$42,665	22.3%
Europe	145,767		157,722		(11,955)	(7.6)%
Asia-Pacific	37,530		29,564		7,966	26.9%
Corporate(3)	(179,196)		(71,924)		(107,272)	149.1%
Operating income	$237,951	10.8%	$306,547	17.7%	$(68,596)	(22.4)%

Operating margin:
North America	14.2%		15.6%		(1.4)%
Europe	36.1%		41.5%		(5.4)%
Asia-Pacific	25.3%		24.3%		1.0%

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

Income Tax Provision

Our effective income tax rates were 20.6% and 25.3%, respectively, for the seven months ended December 31, 2016 and 2015. The decrease in our effective income tax rate was primarily due to a higher percentage of income generated in international jurisdictions with lower tax rates (primarily as a result of the acquisition and integration-related expenses incurred in the United States).

Liquidity and Capital Resources

In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows. Cash flow from operating activities is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay principal and interest on our outstanding debt and to repurchase shares of our common stock. Accumulated cash balances are invested in high-quality, marketable short-term instruments.

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

At December 31, 2018, we had cash and cash equivalents totaling $1,210.9 million. Of this amount, we consider $434.5 million to be available for general purposes, of which approximately $18 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. Under the 2017 U.S. Tax Act, a company's foreign earnings accumulated under legacy tax laws are deemed repatriated, and the 2017 U.S. Tax Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries. The available cash of $434.5 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in "customer deposits" include amounts collected prior to remittance on our customers' behalf.

Operating activities provided net cash of $1,106.1 million during the year ended December 31, 2018, which was primarily attributable to net income of $484.7 million adjusted for non-cash items, including depreciation and amortization expense of $522.8 million, partially offset by a decrease in operating assets and liabilities of $44.5 million.

Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, especially changes in settlement processing assets and liabilities, and by the effects of businesses we acquire that have different working capital requirements. Changes in settlement processing assets and liabilities increased operating cash flows by $83.5 million during the year ended December 31, 2018 and decreased operating cash flows by $361.7 million during the year ended December 31, 2017. Changes in settlement processing assets and liabilities increased operating cash flows by $35.6 million during the 2016 fiscal transition period and $218.1 million during the year ended May 31, 2016.

Operating activities provided net cash of $512.4 million, $515.8 million and $592.9 million, respectively, during the year ended December 31, 2017, the transition period ended December 31, 2016 and the year ended May 31, 2016, respectively. The increase in cash flows provided by operating activities since 2016, during which time we completed the acquisitions of Heartland, ACTIVE Network, AdvancedMD and SICOM, among others, was primarily due to our revenue growth and corresponding increase in operating income. The increase in operating cash flows from our growing business during this period was partially offset by investments made to integrate the acquired businesses. During the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016 we incurred $56.1 million, $94.6 million, $91.6 million and $51.3 million, respectively, of acquisition and integration expenses primarily related to the acquired businesses. In addition, during that same period of time, our interest expense has increased as a result of long-term debt we have issued, primarily to help fund these acquisitions, as well as increases in interest rates. During the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016, cash paid for interest expense was $177.5 million, $154.2 million, $93.6 million and $58.7 million, respectively. Based on the recent increase in our level of indebtedness to fund acquisitions, together with recent increases in interest rates, we expect our interest expense for the year ending December 31, 2019 to increase compared to interest expense for the year ended December 31, 2018, which could affect our cash flows and earnings.

We used net cash in investing activities of $1,476.3 million, $736.0 million, $86.7 million and $2,127.2 million during the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016, respectively. Cash used for investing activities represents primarily cash used to fund business acquisitions and capital expenditures.

During the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016, respectively, we used cash of $1,259.7 million, $562.7 million, $33.9 million and $2,034.4 million to complete acquisitions. In addition to cash, we used our common stock to fund a portion of the consideration for both the Heartland and ACTIVE Network acquisitions. See "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of our business acquisitions and how we funded acquired businesses.

We made capital expenditures of $213.3 million, $181.9 million, $88.9 million and $91.6 million to purchase property and equipment (including internal-use capitalized software development projects) during the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016, respectively. These investments include software and hardware to support the development of new technologies, continued consolidation and enhancement of our operating platforms and infrastructure to support our growing business.

During the year ended December 31, 2017, we sold our operating facility in Jeffersonville, Indiana for $37.5 million. In addition, during the 2016 fiscal transition period we exchanged all of our membership interest in Visa Europe to Visa for up-front consideration, including cash of approximately $37.7 million.

Financing activities include borrowings and repayments made under our Credit Facility (described in "Note 8—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements) as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs as well as cash distributions made to noncontrolling interests and our shareholders. Cash flows from financing activities provided net cash of $286.9 million and $352.3 million during the years ended December 31, 2018 and December 31, 2017, respectively. During the 2016 fiscal transition period, we used net cash in financing activities of $278.8 million. During the year ended May 31, 2016, cash flows from financing activities provided net cash of $1,957.6 million.

Proceeds from long-term debt were $2.8 billion, $2.0 billion, $1.3 billion and $6.1 billion for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016, respectively. Repayments of long-term debt were $2.3 billion, $1.8 billion, $1.4 billion and $3.7 billion for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016, respectively. Proceeds from long-term debt include borrowings that we make from time-to-time under our Revolving Credit Facility, including those we have made to fund a portion of the cash consideration paid for acquired businesses. Repayments of long-term debt include repayments that we make from time-to-time under our Revolving Credit Facility as well as scheduled principal repayments made under our term loans. Debt issuance costs reflect the amount of fees we paid to complete these borrowing activities. During the year ended December 31, 2018, we repatriated $457.7 million from certain of our foreign subsidiaries and used the cash to reduce outstanding borrowings under our Revolving Credit Facility.

Because we often receive funding from the payment networks after we fund our merchants, we have specialized lines of credit in various markets where we do business to fund settlement. Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the years ended December 31, 2018 and 2017 and the 2016 fiscal transition period, we had net proceeds from settlement lines of credit of $70.8 million, $221.5 million and $20.6 million, respectively. During the year ended May 31, 2016, we had net repayments of settlement lines of credit of $206.0 million.

We make repurchases of our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016, we invested cash of $208.2 million, $34.8 million, $178.2 million and $136.0 million, respectively, to repurchase shares of our common stock. As of December 31, 2018, we had $387.8 million of share repurchase authority remaining under a program authorized by the board of directors, announced on February 6, 2018. On February 5, 2019, the board of directors increased its authorization to repurchase shares of our common stock to $750 million, inclusive of prior share repurchase programs authorized by the board and repurchases made thereunder.

We believe that our current level of cash and borrowing capacity under our long-term debt and lines of credit described below, together with future cash flows from operations will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Lines of Credit

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). As of December 31, 2018, the Credit Facility provided for secured financing comprised of (i) a $1.5 billion revolving credit facility (the "Revolving Credit Facility"); (ii) a $1.5 billion term loan (the "Term A Loan"), (iii) a $1.37 billion term loan (the "Term A-2 Loan"), (iv) a $1.14 billion term loan facility (the "Term B-2 Loan") and (v) a $500 million term loan (the "Term B-4 Loan"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility. As of December 31, 2018, the aggregate outstanding balance on the term loans was $4.5 billion, and the outstanding balance on the Revolving Credit Facility was $704.0 million.

The borrowings outstanding under our Credit Facility as of December 31, 2018 reflect amounts borrowed for acquisitions and other activities we completed in 2018, including a reduction to the interest rate margins applicable to our Term A Loan, Term A-2 Loan, Term B-2 Loan and the Revolving Credit Facility, an extension of the maturity dates of the Term A Loan, Term A-2 Loan and the Revolving Credit Facility, and an increase in the total financing capacity under the Credit Facility to approximately $5.5 billion in June 2018.

In October 2018, we entered into an additional term loan in the amount of $500 million (the "Term B-4 Loan"). We used the proceeds from the Term B-4 Loan to pay down a portion of the balance outstanding under our Revolving Credit Facility.

The Credit Facility provides for an interest rate, at our election, of either LIBOR or a base rate, in each case plus a margin. As of December 31, 2018, the interest rates on the Term A Loan, the Term A-2 Loan, the Term B-2 Loan and the Term B-4 Loan were 4.02%, 4.01%, 4.27% and 4.27%, respectively, and the interest rate on the Revolving Credit Facility was 3.92%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

The Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility expires, on January 20, 2023. The Term B-2 Loan matures on April 22, 2023. The Term B-4 Loan matures on October 18, 2025. The Term A Loan and Term A-2 Loan principal amounts must each be repaid in quarterly installments in the amount of 0.625% of principal through June 2019, increasing to 1.25% of principal through June 2021, increasing to 1.875% of principal through June 2022 and increasing to 2.50% of principal through December 2022, with the remaining principal balance due upon maturity in January 2023. The Term B-2 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023. The Term B-4 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through September 2025, with the remaining principal balance due upon maturity in October 2025.

We may issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at December 31, 2018 were $783.6 million.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of December 31, 2018 and 2017, a total of $70.6 million and $59.3 million, respectively, of cash on deposit was used to determine the available credit.

As of December 31, 2018 and 2017, respectively, we had $700.5 million and $635.2 million outstanding under these lines of credit with additional capacity of $710.3 million as of December 31, 2018 to fund settlement. The weighted-average interest rate on these borrowings was 2.97% and 1.97% at December 31, 2018 and 2017, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios, as defined in the agreement. As of December 31, 2018, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than: (i) 5.00 to 1.00 as of the end of any fiscal quarter ending during the period from April 1, 2018 through June 30, 2019; (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2019 through June 30, 2020; and (iii) 4.50 to 1.00 as of the end of any fiscal quarter ending thereafter. The interest coverage ratio is required to be no less than 3.25 to 1.00.

The Credit Facility Agreement and settlement lines of credit also include various other covenants that are customary in such borrowings. The Credit Facility Agreement includes covenants, subject in each case to exceptions and qualifications that may restrict certain payments, including, in certain circumstances, the repurchasing of our common stock and paying cash dividends in excess of our current rate of $0.01 per share per quarter. We were in compliance with all applicable covenants as of December 31, 2018.

See "Note 8—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements for further discussion of our borrowing arrangements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenues, results of operations, liquidity, capital expenditures or capital resources, other than the guarantee services described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying consolidated financial statements.

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2018.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2018:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years

	(in thousands)
Long-term debt	$5,167,643	$124,176	$355,827	$4,212,640	$475,000
Interest on long-term debt(1)	888,317	206,112	410,538	235,158	36,509
Settlement lines of credit	700,486	700,486	—	—	—
Operating lease obligations(2)	433,408	50,095	124,790	33,298	225,225
Purchase obligations(3)	302,001	88,022	157,532	22,909	33,538

(1) Interest on long-term debt is based on rates effective and amounts borrowed as of December 31, 2018. The estimated effect of interest rate swaps is included in interest on long-term debt. Since the contractual rates for our long-term debt and settlements on our interest rate swaps are variable, actual cash payments may differ from the estimates provided.

(2) Operating lease obligations include approximately $70 million for operating lease agreements not commenced at December 31, 2018.

(3) Includes estimate of future payments for noncancelable contractual obligations related to service arrangements with suppliers for fixed or minimum amounts.

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

Goodwill

We perform our annual goodwill impairment test as of October 1. We test goodwill for impairment at the reporting unit level annually and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative assessment for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit.

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

We have seven reporting units: North America Payments, Integrated Solutions and Vertical Markets, United Kingdom, Asia-Pacific, Central and Eastern Europe, Russia and Spain. As of October 1, 2018, we elected to perform a qualitative assessment of impairment for each of our reporting units. We determined on the basis of qualitative factors that the fair value of each reporting unit was not more likely than not less than the respective carrying amounts. We believe that the fair value of each of our reporting units is substantially in excess of its carrying amount.

Intangible and Long-lived Assets

Other intangible assets include customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as non-compete agreements, referral agreements and processing rights), acquired technologies and trademarks and trade names associated with business combinations. These assets are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks and trade names are based on our plans to phase out the trademarks and trade names in the applicable markets. We use the straight-line method of amortization for our amortizable acquired technologies, trademarks and trade names and contract-based intangibles.

Amortization for most of our customer-related intangible assets is calculated using an accelerated method. In determining amortization expense under our accelerated method for any given period, we calculate the expected cash flows for that period that were used in determining the acquired value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant amount of asset interdependencies that exist in our business. We believe that our accelerated method better approximates the expected distribution of cash flows generated by our acquired customer relationships. We did not make any significant adjustments to the amortization schedules of our intangible assets during the year ended December 31, 2018.

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

Capitalization of Internal-Use Software

We develop software that is used in providing services to customers. Capitalization of internal-use software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are expensed as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to merchant attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. The carrying amount of internal-use software, including work-in-progress, at December 31, 2018 was $404.6 million. Costs capitalized during the year ended December 31, 2018, the year ended December 31, 2017, the 2016 fiscal transition period and the year ended May 31, 2016 totaled $97.9 million, $79.3 million, $37.7 million and $36.5 million, respectively. Internal-use software is amortized over its estimated useful life, which is typically 2 to 10 years, in a manner that best reflects the pattern of economic use of the assets.

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

Accounting Standards Codification ("ASC") Topic 740, "Income Taxes" ("ASC 740") requires companies to recognize the effect of tax law changes in the period of enactment. To address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 U.S. Tax Act, which was enacted on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which in March 2018 was codified by the FASB in ASC 740. SAB 118 provides guidance for registrants regarding the application of ASC Topic 740 in the reporting period that includes December 22, 2017, including reporting provisional amounts for those specific income tax effects of the 2017 U.S. Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. In addition, SAB 118 requires provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, to be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined.

As a result of the enactment of the 2017 U.S. Tax Act, our income tax benefit for the year ended December 31, 2017 included a net benefit of $158.7 million, reflecting provisional amounts for specific income tax effects as a result of the enactment of the 2017 U.S. Tax Act for which our accounting was incomplete but could be reasonably estimated as of December 31, 2017. During the year ended December 31, 2018, we continued to analyze our foreign tax pools and resulting foreign tax credits and reduced the estimated transition tax liability, which resulted in an income tax benefit of $23.3 million. As of December 31, 2018, we have completed our accounting for the transition effects of the 2017 U.S. Tax Act.

We believe our tax return positions are fully supportable; however, we recognize the benefit for tax positions only when it is more likely than not that the position will be sustained based on its technical merits. Issues raised by a tax authority may be resolved at an amount different than the related benefit recognized. When facts and circumstances change (including an effective settlement of an issue or statute of limitations expiration), the effect is recognized in the period of change. The unrecognized tax benefits that exist at December 31, 2018 would affect our provision for income taxes in the future, if recognized. Judgment is required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these deferred tax assets are adjusted through our provision for income taxes in the period in which this determination is made.

Effect of New Accounting Pronouncements - Recently Issued Pronouncements Not Yet Adopted

As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying consolidated financial statements, effective January 1, 2019, we will adopt a new lease accounting standard that requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. The application of the new lease accounting standard will also require several new disclosures. We have made substantial progress in the execution of our implementation plan, and we are substantially complete with our evaluation of the effect of ASU 2016-02 on our consolidated financial statements. We currently estimate that we will recognize lease liabilities on the balance sheet of approximately $275 million at adoption for our operating leases. We expect right of use assets will be approximately $235 million, reflecting adjustments for the net amount of lease-related items previously recognized on the balance sheet. We do not expect adoption to have a material effect on any line items in our consolidated statement of income or on our cash flows from operating activities, investing activities or financing activities included in our consolidated statement of cash flows.

Refer to "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying consolidated financial statements for additional information on the new lease accounting standard and other recently issued accounting pronouncements not yet adopted.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For the years ended December 31, 2018 and 2017 and the 2016 fiscal transition period, currency rate fluctuations calculated by converting revenues and expenses for the current year in local currency using the prior-year period rates had an immaterial effect on our revenues and operating income. For the year ended May 31, 2016, currency rate fluctuations reduced our revenues by $117.0 million and our operating income by $43.6 million as compared to the prior-year period, calculated by converting revenues and expenses for the year ended May 31, 2016 in local currency using prior-year period rates.

Generally, the functional currency of our various subsidiaries is their local currency.  We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016, our transaction gains and losses were insignificant.

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

We have a Credit Facility for general corporate purposes, as well as various lines of credit that we use to fund settlement in certain of our markets. Interest rates on these debt instruments and settlement lines of credit are based on market rates and fluctuate accordingly. As of December 31, 2018, the amount outstanding under these variable-rate debt arrangements and settlement lines of credit was $5.9 billion.

The interest earned on our invested cash and the interest paid on our debt are based on variable interest rates; therefore, the exposure of our net income to a change in interest rates is partially mitigated as an increase in rates would increase both interest income and interest expense, and a reduction in rates would decrease both interest income and interest expense. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have interest rate swaps that reduce a portion of our exposure to market interest rate risk on our LIBOR-based debt as discussed in "Note 8—Long-Term Debt and Lines of Credit" in the notes to our accompanying consolidated financial statements.

Based on balances outstanding under variable-rate debt agreements and invested cash balances at December 31, 2018, a hypothetical increase of 50 basis points in applicable interest rates as of December 31, 2018 would increase our annual interest expense by approximately $17.5 million and increase our annual interest income by approximately $3.3 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements and included an emphasis of a matter paragraph regarding the Company's change of its fiscal year end from May 31 to December 31, in 2016, and an explanatory paragraph regarding the Company's change in its method of accounting for revenue from contracts with customers in fiscal year 2018, due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment a portion of the internal control over financial reporting at AdvancedMD, Inc. ("AdvancedMD"), which was acquired on September 4, 2018, and SICOM Systems, Inc. ("SICOM"), which was acquired on October 17, 2018. AdvancedMD and SICOM's combined financial statements constitute less than 2% of consolidated revenues and approximately 5% of consolidated assets (excluding goodwill related to the transactions which were integrated into the Company's systems and control environment), as of and for the year ended December 31, 2018. AdvancedMD and SICOM did not contribute to net income for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at AdvancedMD and SICOM that is excluded from management’s assessment.

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
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the years ended December 31, 2018 and 2017, the seven months ended December 31, 2016, and the year ended May 31, 2016, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, the seven months ended December 31, 2016, and the year ended May 31, 2016, in conformity with the applicable accounting principles generally accepted in the United States of America. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, the Company changed its fiscal year end from May 31 to December 31 in 2016.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in fiscal year 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

February 21, 2019

We have served as the Company’s auditors since 2002.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016

Revenues	$3,366,366	$3,975,163	$2,202,896	$2,898,150
Operating expenses:
Cost of service	1,095,014	1,928,037	1,094,593	1,147,639
Selling, general and administrative	1,534,297	1,488,258	870,352	1,325,567
	2,629,311	3,416,295	1,964,945	2,473,206

Operating income	737,055	558,868	237,951	424,944

Interest and other income	20,719	8,662	44,382	5,284
Interest and other expense	(195,619)	(174,847)	(108,989)	(69,316)
	(174,900)	(166,185)	(64,607)	(64,032)

Income before income taxes	562,155	392,683	173,344	360,912
Income tax (provision) benefit	(77,488)	101,387	(35,661)	(70,695)
Net income	484,667	494,070	137,683	290,217
Less: Net income attributable to noncontrolling interests	(32,614)	(25,645)	(12,752)	(18,551)
Net income attributable to Global Payments	$452,053	$468,425	$124,931	$271,666

Earnings per share attributable to Global Payments:
Basic earnings per share	$2.85	$3.03	$0.81	$2.05
Diluted earnings per share	$2.84	$3.01	$0.81	$2.04
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016

Net income	$484,667	$494,070	$137,683	$290,217
Other comprehensive income (loss):
Foreign currency translation adjustments	(118,439)	146,401	(92,229)	(55,858)
Income tax provision related to foreign currency translation adjustments	(832)	—	—	—
Net unrealized gains (losses) on hedging activities	(7,553)	4,549	5,532	(12,859)
Reclassification of net unrealized (gains) losses on hedging activities to interest expense	(4,792)	5,673	4,222	8,240
Income tax benefit (provision) related to hedging activities	2,972	(2,583)	(3,639)	1,738
Other, net of tax	760	(660)	1,030	(848)
Other comprehensive income (loss)	(127,884)	153,380	(85,084)	(59,587)
Comprehensive income	356,783	647,450	52,599	230,630
Less: comprehensive income attributable to noncontrolling interests	(29,918)	(39,452)	(4,335)	(19,022)
Comprehensive income attributable to Global Payments	$326,865	$607,998	$48,264	$211,608
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$1,210,878	$1,335,855
Accounts receivable, net of allowances for doubtful accounts of $3,164 and $1,827, respectively	348,400	301,887
Settlement processing assets	1,600,222	2,459,292
Prepaid expenses and other current assets	216,708	206,545
Total current assets	3,376,208	4,303,579
Goodwill	6,341,355	5,703,992
Other intangible assets, net	2,488,618	2,181,707
Property and equipment, net	653,542	588,348
Deferred income taxes	8,128	13,146
Other noncurrent assets	362,923	207,297
Total assets	$13,230,774	$12,998,069
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$700,486	$635,166
Current portion of long-term debt	115,075	100,308
Accounts payable and accrued liabilities	1,176,703	1,039,607
Settlement processing obligations	1,276,356	2,040,509
Total current liabilities	3,268,620	3,815,590
Long-term debt	5,015,168	4,559,408
Deferred income taxes	585,025	436,879
Other noncurrent liabilities	175,618	220,961
Total liabilities	9,044,431	9,032,838
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 157,961,982 issued and outstanding at December 31, 2018 and 159,180,317 issued and outstanding at December 31, 2017	—	—
Paid-in capital	2,235,167	2,379,774
Retained earnings	2,066,415	1,597,897
Accumulated other comprehensive loss	(310,175)	(183,144)
Total Global Payments shareholders’ equity	3,991,407	3,794,527
Noncontrolling interests	194,936	170,704
Total equity	4,186,343	3,965,231
Total liabilities and equity	$13,230,774	$12,998,069
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016
Cash flows from operating activities:
Net income	$484,667	$494,070	$137,683	$290,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	145,128	113,273	53,242	74,192
Amortization of acquired intangibles	377,685	337,878	194,329	113,689
Share-based compensation expense	57,826	39,095	18,707	30,809
Provision for operating losses and bad debts	43,237	48,443	24,074	27,202
Amortization of capitalized customer acquisition costs	51,541	45,098	14,982	1,776
Deferred income taxes	(1,451)	(250,670)	(33,523)	(18,162)
Gain on sale of investments	—	—	(41,150)	—
Other, net	(8,025)	44,070	32,718	15,370
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(33,386)	(14,096)	2,189	(14,542)
Settlement processing assets and obligations, net	83,478	(361,673)	35,599	218,061
Prepaid expenses and other assets	(160,800)	(129,427)	(44,164)	(64,216)
Accounts payable and other liabilities	66,182	146,327	121,140	(81,506)
Net cash provided by operating activities	1,106,082	512,388	515,826	592,890
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash acquired	(1,259,692)	(562,688)	(33,865)	(2,034,406)
Capital expenditures	(213,290)	(181,905)	(88,913)	(91,591)
Net proceeds from sale of investments	—	—	37,717	—
Net proceeds from sales of property and equipment	—	37,565	—	—
Other, net	(3,305)	(28,997)	(1,622)	(1,251)
Net cash used in investing activities	(1,476,287)	(736,025)	(86,683)	(2,127,248)
Cash flows from financing activities:
Net proceeds from (repayments of) settlement lines of credit	70,783	221,532	20,582	(206,009)
Proceeds from long-term debt	2,774,214	1,994,324	1,299,000	6,078,230
Repayments of long-term debt	(2,304,314)	(1,781,541)	(1,381,161)	(3,691,608)
Payment of debt issuance costs	(16,345)	(9,520)	(9,279)	(63,382)
Repurchase of common stock	(208,198)	(34,811)	(178,165)	(135,954)
Proceeds from stock issued under share-based compensation plans	14,318	10,115	6,093	8,480
Common stock repurchased - share-based compensation plans	(31,510)	(31,761)	(20,390)	(12,236)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(7,550)
Proceeds from sale of subsidiary shares to noncontrolling interest	—	—	—	16,374
Distributions to noncontrolling interests	(5,686)	(9,301)	(12,365)	(23,308)
Dividends paid	(6,332)	(6,732)	(3,069)	(5,439)
Net cash provided by (used in) financing activities	286,930	352,305	(278,754)	1,957,598
Effect of exchange rate changes on cash	(41,702)	44,408	(32,338)	(29,251)
Increase (decrease) in cash and cash equivalents	(124,977)	173,076	118,051	393,989
Cash and cash equivalents, beginning of the period	1,335,855	1,162,779	1,044,728	650,739
Cash and cash equivalents, end of the period	$1,210,878	$1,335,855	$1,162,779	$1,044,728
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	159,180	$2,379,774	$1,597,897	$(183,144)	$3,794,527	$170,704	$3,965,231
Cumulative effect of adoption of new accounting standards			50,969	(1,843)	49,126		49,126
Net income			452,053		452,053	32,614	484,667
Other comprehensive loss				(125,188)	(125,188)	(2,696)	(127,884)
Stock issued under share-based compensation plans	988	14,318			14,318		14,318
Common stock repurchased - share-based compensation plans	(279)	(32,727)			(32,727)		(32,727)
Share-based compensation expense		57,826			57,826		57,826
Distributions to noncontrolling interest						(5,686)	(5,686)
Repurchase of common stock	(1,927)	(184,024)	(28,172)		(212,196)		(212,196)
Dividends paid ($0.04 per share)			(6,332)		(6,332)		(6,332)
Balance at December 31, 2018	157,962	$2,235,167	$2,066,415	$(310,175)	$3,991,407	$194,936	$4,186,343

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	152,186	$1,816,278	$1,137,230	$(322,717)	$2,630,791	$148,551	$2,779,342
Net income			468,425		468,425	25,645	494,070
Other comprehensive income				139,573	139,573	13,807	153,380
Stock issued under share-based compensation plans	1,350	10,115			10,115		10,115
Common stock repurchased - share-based compensation plans	(338)	(32,006)			(32,006)		(32,006)
Share-based compensation expense		39,095			39,095		39,095
Issuance of common stock in connection with a business combination	6,358	572,079			572,079		572,079
Dissolution of a subsidiary			7,998		7,998	(7,998)	—
Distributions to noncontrolling interests					—	(9,301)	(9,301)
Repurchase of common stock	(376)	(25,787)	(9,024)		(34,811)		(34,811)
Dividends paid ($0.04 per share)			(6,732)		(6,732)		(6,732)
Balance at December 31, 2017	159,180	$2,379,774	$1,597,897	$(183,144)	$3,794,527	$170,704	$3,965,231
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2016	154,422	$1,976,715	$1,015,811	$(246,050)	$2,746,476	$130,928	$2,877,404
Net income			124,931		124,931	12,752	137,683
Other comprehensive loss				(76,667)	(76,667)	(8,417)	(85,084)
Stock issued under share-based compensation plans	549	6,093			6,093		6,093
Common stock repurchased - share-based compensation plans	(267)	(20,532)			(20,532)		(20,532)
Tax benefit from share-based compensation plans		13,017			13,017		13,017
Share-based compensation expense		18,707			18,707		18,707
Contribution of subsidiary shares to noncontrolling interest related to a business combination						25,653	25,653
Distributions to noncontrolling interests						(12,365)	(12,365)
Repurchase of common stock	(2,518)	(177,722)	(443)		(178,165)		(178,165)
Dividends paid ($0.02 per share)			(3,069)		(3,069)		(3,069)
Balance at December 31, 2016	152,186	$1,816,278	$1,137,230	$(322,717)	$2,630,791	$148,551	$2,779,342

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at May 31, 2015	130,558	$148,742	$795,226	$(185,992)	$757,976	$105,577	$863,553
Net income			271,666		271,666	18,551	290,217
Other comprehensive (loss) income				(60,058)	(60,058)	471	(59,587)
Stock issued under share-based compensation plans	591	8,480			8,480		8,480
Common stock repurchased - share-based compensation plans	(220)	(12,193)			(12,193)		(12,193)
Tax benefit from share-based compensation plans		7,889			7,889		7,889
Share-based compensation expense		30,809			30,809		30,809
Issuance of common stock in connection with a business combination	25,645	1,879,458			1,879,458		1,879,458
Purchase of subsidiary shares from noncontrolling interest		(11)			(11)	(7,539)	(7,550)
Sale of subsidiary shares to noncontrolling interest						16,374	16,374
Distributions to noncontrolling interests						(23,308)	(23,308)
Contribution of subsidiary shares to noncontrolling interest related to a business combination		3,853			3,853	20,802	24,655
Repurchase of common stock	(2,152)	(90,312)	(45,642)		(135,954)		(135,954)
Dividends paid ($0.04 per share)			(5,439)		(5,439)		(5,439)
Balance at May 31, 2016	154,422	$1,976,715	$1,015,811	$(246,050)	$2,746,476	$130,928	$2,877,404
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— We are a leading worldwide provider of payment technology and software services delivering innovative solutions to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels in 32 countries throughout North America, Europe, the Asia-Pacific region and Brazil and operate in three reportable segments: North America, Europe and Asia-Pacific.

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

These consolidated financial statements include our accounts and those of our majority-owned subsidiaries and all intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). On July 27, 2016, the board of directors authorized a change in our fiscal year end from May 31 to December 31. We refer to the period consisting of the seven months ended December 31, 2016 as the "2016 fiscal transition period."

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

Recently Adopted Accounting Pronouncements and Rules Issued by the U.S. Securities and Exchange Commission (the "SEC")—We adopted Accounting Standards Update ("ASU") 2014-09, "Revenues from Contracts with Customers (Topic 606)" as well as other clarifications and technical guidance issued by the Financial Accounting Standards Board ("FASB") related to this new revenue standard ("ASC 606") and ASC Subtopic 340-40: "Other Assets and Deferred Costs - Contracts with Customers" ("ASC 340-40") on January 1, 2018. We elected the modified retrospective transition method, which resulted in a net increase to retained earnings of $51.0 million for the cumulative effect of applying the standard. The primary components of the cumulative-effect adjustment were changes in the accounting for certain costs to obtain customer contracts and the related income tax effects, which resulted in increases to other noncurrent assets and deferred income tax liabilities of $64.6 million and $15.6 million, respectively. Previously, we amortized these assets to expense over the related contract term. Under ASC 340-40, we now amortize these assets over the expected period of benefit, which is generally longer than the initial contract term. Under the new standard, we also capitalized certain costs that were not previously capitalized, including certain commissions and the related payroll taxes and certain costs incurred to fulfill a contract before the performance obligation has been satisfied, primarily compensation and related payroll taxes for employees engaged in customer implementation activities in our technology-enabled businesses.

Prior to the adoption of ASC 606, we presented payments made to certain third parties, including payment networks, as a component of operating expenses. For the year ended December 31, 2018, we presented revenue net of these third-party payments. This change in presentation had the effect of reducing our revenues and operating expenses by the same amounts. As a result, revenues, cost of service and selling, general and administrative expenses were lower than the amounts that would have been presented if not for the effect of the new revenue accounting standard by $1,110.8 million, $1,042.9 million and $67.9 million, respectively, for the year ended December 31, 2018. The adoption of ASC 606 did not have a material effect on any other line items in our consolidated statement of income for year ended December 31, 2018 or on any other line items in our consolidated balance sheet as of December 31, 2018 and had no effect on our cash flows from operating activities, investing activities or financing activities included in our consolidated statement of cash flows for the year ended December 31, 2018.

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2018-16 provides for the use of the Overnight Index Swap ("OIS") rate based on Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. In addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate ("LIBOR") Swap Rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association Municipal Swap Rate are also permitted. We adopted ASU 2018-16 with no effect on our consolidated financial statements.

In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements. The changes are generally intended to reduce or eliminate certain disclosures that have become redundant, duplicative, overlapping, outdated or superseded in light of other disclosures requirements or changes in the information environment. The rule also requires SEC registrants to present changes in stockholders' equity and the amount of dividends per share for each class of shares on a quarterly basis for the current and prior-year periods. The final rule was effective for SEC filings on Forms 10-Q and 10-K made on or after November 5, 2018. As a result, we have reduced or eliminated certain disclosures in this Annual Report on Form 10-K for the year ended December 31, 2018, as permitted, and we will present the quarterly changes in 2019.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 provides an option to reclassify stranded tax effects within accumulated other comprehensive income ("AOCI") to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 U.S. Tax Act") is recorded. We adopted this ASU during 2018 and elected the option to reclassify stranded tax effects within AOCI to retained earnings in the period of adoption with no material effect on our consolidated financial statements. Under this transition method, we did not recast the prior-period financial statements presented.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In addition, the amendments in this update modify disclosure requirements for presentation of hedging activities. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments, if any. We adopted ASU 2017-12 on January 1, 2018 with no effect on our consolidated financial statements, except required revisions to our disclosures.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." ASU 2017-01 clarifies the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The new standard is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, with the expectation that fewer will qualify as acquisitions (or disposals) of businesses. ASU 2017-01 became effective for us on January 1, 2018. These amendments have been applied prospectively from the date of adoption. We applied the clarified definition of a business to the business combinations we completed in 2018 with no effect on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which was further clarified in ASU 2018-03, issued by the FASB in February 2018. The amendments in ASU 2016-01 and ASU 2018-03 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures and limited liability companies) to be measured at fair value with changes in the fair value recognized through earnings. Equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. We adopted ASU 2016-01 on January 1, 2018 using the modified retrospective transition method and elected to account for certain of our equity investments that have no readily determinable fair value using the alternative cost method, which had no effect on our consolidated financial statements.

Revenue recognition— Our payment services customers contract with us for payment services, which we provide in exchange for consideration for completed transactions. Our payment solutions are similar around the world in that we enable our customers to accept card, electronic, check and digital-based payments. Our comprehensive offerings include, but are not limited to, authorization services, settlement and funding services, customer support and help-desk functions, chargeback resolution, payment security services, consolidated billing and statements and on-line reporting. In addition, we may sell or rent point-of-sale terminals or other equipment to customers.

On January 1, 2018, we adopted ASC 606. Pursuant to ASC 606, at contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service that is distinct. For our payment services specifically, the nature of our promise to the customer is that we stand ready to process transactions the customer requests on a daily basis over the contract term. Since the timing and quantity of transactions to be processed by us is not determinable, we view payment services to comprise an obligation to stand ready to process as many transactions as the customer requests. Under a stand-ready obligation, the evaluation of the nature of our performance obligation is focused on each time increment rather than the underlying activities. Therefore, we view payment services to comprise a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. Accordingly, the promise to stand ready is accounted for as a single-series performance obligation.

In order to provide our payment services, we route and clear each transaction through the applicable payment network. We obtain authorization for the transaction and request funds settlement from the card issuing financial institution through the payment network. When third parties are involved in the transfer of goods or services to our customer, we consider the nature of each specific promised good or service and apply judgment to determine whether we control the good or service before it is transferred to the customer or whether we are acting as an agent of the third party. To determine whether or not we control the good or service before it is transferred to the customer, we assess indicators including whether we or the third party is primarily responsible for fulfillment and which party has discretion in determining pricing for the good or service, as well as other considerations. Based on our assessment of these indicators, we have concluded that our promise to our customer to provide our payment services is distinct from the services provided by the card issuing financial institutions and payment networks in connection with payment transactions. We do not have the ability to direct the use of and obtain substantially all of the benefits of the services provided by the card issuing financial institutions and payment networks before those services are transferred to our customer, and on that basis, we do not control those services prior to being transferred to our customer. As a result, upon adoption of ASC 606, we present our revenue net of the interchange fees charged by the card issuing financial institutions and the fees charged by the payment networks.

The majority of our payment services are priced as a percentage of transaction value or a specified fee per transaction, depending on the card type. We also charge other per occurrence fees based on specific services that may be unrelated to the number of transactions or transaction value. Given the nature of the promise and the underlying fees based on unknown quantities or outcomes of services to be performed over the contract term, the total consideration is determined to be variable consideration. The variable consideration for our payment service is usage-based and, therefore, it specifically relates to our efforts to satisfy our payment services obligation. The variability is satisfied each day the service is provided to the customer. We directly ascribe variable fees to the distinct day of service to which it relates, and we consider the services performed each day in order to ascribe the appropriate amount of total fees to that day. Therefore, we measure revenue for our payment service on a daily basis based on the services that are performed on that day.

Certain of our technology-enabled customer arrangements contain multiple promises, such as payment services, perpetual software licenses, software-as-a-service ("SaaS"), maintenance, installation services, training and equipment, each of which is evaluated to determine whether it represents a separate performance obligation. SaaS arrangements are generally offered on a subscription basis, providing the customers with access to the SaaS platform along with general support and maintenance services. Because these promised services within our SaaS arrangements are delivered concurrently over the contract term, we account for these promises as if they are a single performance obligation that includes a series of distinct services with the same pattern of transfer to the customer. In addition, certain installation services are not considered distinct from the SaaS and are recognized over the expected period of benefit.

Once we determine the performance obligations and the transaction price, including an estimate of any variable consideration, we then allocate the transaction price to each performance obligation in the contract using a relative standalone selling price method. We determine standalone selling price based on the price at which the good or service is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price by considering all reasonably available information, including market conditions, trends or other company- or customer-specific factors. Substantially all of the performance obligations described above are satisfied over time. The performance obligations associated with equipment sales, perpetual software licenses and certain professional services are generally satisfied at a point in time when they are transferred to the customer. For certain other professional services that represent separate performance obligations, we generally use the input method and recognize revenue based on the number of hours incurred or services performed to date in relation to the total services expected to be required to satisfy the performance obligation.

We satisfy the combined SaaS performance obligation by standing ready to provide access to the SaaS. Consideration for SaaS arrangements may consist of fixed- or usage-based fees. Revenue is recognized over the period for which the services are provided or by directly ascribing any variable fees to the distinct day of service based on the services that are performed on that day.

For periods prior to our adoption of ASC 606, we recognized revenue when services were performed. For arrangements with multiple elements, such as equipment, perpetual licenses, SaaS, maintenance, installation and training, we allocated consideration to each element based on the relative-selling-price method. In multiple element arrangements where more-than-incidental software elements were included, the entire amount of revenue under the arrangement was deferred until all elements were delivered or objective evidence of the fair value of the undelivered items was established. The amounts paid in advance by customers and amounts deferred for software arrangements were reflected as unearned revenue in the consolidated balance sheets with the portion estimated to be recognized as revenue within the next twelve months reflected in current liabilities and the remainder reflected in other noncurrent liabilities.

Cash and cash equivalents— Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We consider certain portions of our cash and cash equivalents to be unrestricted but not available for general purposes. The amount of cash that we consider to be available for general purposes does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with financial institutions that sponsor us and is in accordance with guidelines set by the card networks. See "Note 4—Settlement Processing Assets and Obligations" and discussion below for further information. Funds held for customers and the corresponding liability that we record in "customer deposits" include amounts collected prior to remittance on our customers' behalf.

Accounts receivable, contract assets and contract liabilities— Upon adoption of ASC 606, we were required to describe our accounting policies for accounts receivable, contract assets and contract liabilities. A contract with a customer creates legal rights and obligations. As we perform under customer contracts, our right to consideration that is unconditional is considered to be accounts receivable. If our right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues we have recognized in excess of the amount we have billed to the customer is recognized as a contract asset. Contract liabilities represent consideration received from customers in excess of revenues recognized. At December 31, 2018, contract assets and liabilities are presented net at the individual contract level in the consolidated balance sheet and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.

Contract Costs— Upon adoption of ASC 340-40, we capitalize costs we incur costs to obtain contracts with customers, including employee sales commissions and fees to business partners. At contract inception, we capitalize such costs that we expect to recover and that would not have been incurred if the contract had not been obtained. We also capitalize certain costs incurred to fulfill our contracts with customers that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract and (iii) are expected to be recovered through revenue generated under the contract. Capitalized costs to obtain and to fulfill contracts were included in other noncurrent assets as of December 31, 2018.

Contract costs are amortized on a systematic basis consistent with the transfer to the customer of the goods or services to which the asset relates. A straight-line or proportional amortization method is used depending upon which method best depicts the pattern of transfer of the goods or services to the customer. We evaluate contract costs for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs.

We amortize these assets over the expected period of benefit, which, based on the factors noted above, is typically seven years. In order to determine the appropriate amortization period for capitalized contract costs, we consider a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology we use to provide goods and services to our customers, whether future contract renewals are expected and if there is any incremental commission to be paid associated with a contract renewal. Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred.

Prior to our adoption of ASC 606, we capitalized certain customer acquisition costs, which were included in other noncurrent assets. Capitalized customer acquisition costs consisted of (1) up-front signing bonus payments made to certain salespersons for the establishment of certain of our new merchant relationships and (2) a deferred acquisition cost representing the estimated cost of buying out the residual commissions of certain vested salespersons. Capitalized customer acquisition costs represented incremental, direct customer acquisition costs that were recoverable through merchant profitability. The capitalized customer acquisition costs were amortized using a method which approximated a proportional revenue approach over the initial term of the related merchant contract. Up-front signing bonuses paid for certain new accounts were based on the estimated profitability for the first year of the merchant contract. The signing bonus, amount capitalized, and related amortization were adjusted after the first year to reflect the actual profitability generated by the merchant contract during that year. The deferred customer acquisition cost asset was accrued over the first year of merchant processing, consistent with the build-up in the accrued buyout liability, as described below.

Settlement processing assets and obligations— Settlement processing assets and obligations represent intermediary balances arising in our settlement process. In accordance with ASC Subtopic 210-20, "Offsetting," we apply offsetting to our settlement processing assets and obligations where a right of setoff exists. See "Note 4—Settlement Processing Assets and Obligations" for further information.

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

Goodwill— We perform our annual goodwill impairment test as of October 1. We test goodwill for impairment at the reporting unit level annually and more often if an event occurs or circumstances change that indicate the fair value of a reporting unit is below its carrying amount. We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative assessment for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit.

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

We have seven reporting units: North America Payments, Integrated Solutions and Vertical Markets, United Kingdom, Asia-Pacific, Central and Eastern Europe, Russia and Spain. As of October 1, 2018, we elected to perform a qualitative assessment of impairment for each of our reporting units. We determined on the basis of qualitative factors that the fair value of each reporting unit was not more likely than not less than the respective carrying amount. We believe that the fair value of each of our reporting units is substantially in excess of its carrying amount.

Other intangible assets— Other intangible assets include customer-related intangible assets (such as customer lists and merchant contracts), contract-based intangible assets (such as noncompete agreements, referral agreements and processing rights), acquired technologies, trademarks and trade names associated with business combinations. These assets are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks and trade names are based on our plans to use the trademarks and trade names in the applicable markets.

We use the straight-line method of amortization for our amortizable acquired technologies, trademarks and trade names and contract-based intangibles. Amortization for most of our customer-related intangible assets is calculated using an accelerated method in which we calculate the expected cash flows for that period that were used in determining the acquisition-date fair value of the asset and divide that amount by the expected total cash flows over the estimated life of the asset. We multiply that percentage by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. These cash flow patterns are derived using certain assumptions and cost allocations due to a significant number of asset interdependencies that exist in our business. We believe that our accelerated method reflects the expected pattern of the benefit to be derived from the acquired customer relationships.

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

Accrued buyout liability— Certain of our salespersons are paid residual commissions based on the profitability generated by certain merchants. We have the right, but not the obligation, to buy out some or all of these commissions and intend to do so periodically. Such purchases of the commissions are at a fixed multiple of the last 12 months' commissions. Because of our intent and ability to execute purchases of the residual commissions, and the mutual understanding between us and our salespersons, we have accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. We therefore record the amount that we would have to pay (the "settlement cost") to buy out non-servicing related commissions in their entirety from vested salespersons, and an estimated amount for unvested salespersons based on their progress towards vesting and the expected percentage that will become vested. As noted above, as the liability increases over the first year of the related merchant contract, we record a related asset. Subsequent changes in the estimated accrued buyout liability due to merchant attrition, same-store sales growth or contraction and changes in profitability are included in the selling, general and administrative expense in the consolidated statements of income.

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

ASC Topic 740, "Income Taxes" ("ASC 740") requires companies to recognize the effect of tax law changes in the period of enactment. To address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 U.S. Tax Act, which was enacted on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which in March 2018 was codified by the FASB in ASC 740. SAB 118 provided guidance for registrants regarding the application of ASC 740 and permitted up to one year after the enactment date for the registrant to complete its accounting.

In applying the provisions of SAB 118, our income tax benefit for the year ended December 31, 2017 reflected provisional amounts for specific income tax effects as a result of the enactment of the 2017 U.S. Tax Act for which our accounting was incomplete but could be reasonably estimated as of December 31, 2017. During the year ended December 31, 2018, we continued to analyze our foreign tax pools and resulting foreign tax credits and reduced the estimated transition tax liability, which completed our accounting for the transition effects of the 2017 U.S. Tax Act. In accounting for the effects of the 2017 U.S. Tax Act, we made a policy election to treat taxes due, if any, under the Global Intangible Low-taxed Income provision as an expense in the period incurred.

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

We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the forecasted cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. We designated each of our interest rate swap agreements as a cash flow hedge of interest payments on variable rate borrowings. See "Note 8—Long-Term Debt and Lines of Credit" for more information about our interest rate swaps.

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

Fair value of financial instruments— The carrying amounts of cash and cash equivalents, receivables, settlement lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. Our long-term debt includes variable interest rates based on LIBOR, the Federal Funds Effective Rate (as defined in the debt agreements) or the prime rate, plus a margin based on our leverage position. At December 31, 2018, the carrying amount of our long-term debt, exclusive of debt issuance costs, approximated fair value, which is calculated using Level 2 inputs. The fair values of our swap agreements were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date, and classified within Level 2 of the valuation hierarchy. See "Note 8—Long-Term Debt and Lines of Credit" for further information.

We have investments in equity instruments without readily determinable fair value, including our investment in certain preferred shares of Visa Inc. ("Visa") that we accounted for using the cost method. Upon the adoption of ASU 2016-01 on January 1, 2018, we elected a measurement alternative for equity instruments that do not have readily determinable fair values. Under such alternative, these instruments are measured at cost plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Any resulting change in carrying amount would be reflected in net income. See "Note 7—Other Assets" for more information about our investment in certain preferred shares of Visa.

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

Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period.  For the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016, our transaction gains and losses were insignificant. Transaction gains and losses on intercompany balances of a long-term investment nature are recorded as a component of other comprehensive income and included in accumulated comprehensive income within equity in our consolidated balance sheets.

Earnings per share— Basic earnings per share ("EPS") is computed by dividing reported net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. There were no stock options that would have an antidilutive effect on the computation of diluted EPS for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period or for the year ended May 31, 2016.

The following table sets forth the computation of the diluted weighted-average number of shares outstanding for all periods presented:

	Years Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016

	(in thousands)

Basic weighted-average number of shares outstanding	158,672	154,652	153,342	132,284
Plus: Dilutive effect of stock options and other share-based awards	599	876	889	883
Diluted weighted-average number of shares outstanding	159,271	155,528	154,231	133,167

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

Conforming Presentation— To conform to the presentation for the year ended December 31, 2018, we modified the consolidated statements of cash flows for the year ended December 31, 2017, the 2016 fiscal transition period and the year ended May 31, 2016 to include changes in "capitalized customer acquisition costs" of $82.9 million, $58.2 million and $12.0 million, respectively, within "prepaid expenses and other assets" among the changes in operating assets and liabilities. Previously, changes in "capitalized customer acquisition costs" were presented as a separate line in the consolidated statements of cash flows. These modifications had no effect on net cash provided by operating activities for any period.

Recently Issued Pronouncements Not Yet Adopted

ASC 842 - New Lease Accounting Standard

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 will require us to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. In addition, several new disclosures will be required.

We will adopt ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB, when it becomes effective for us on January 1, 2019. We will elect the optional modified retrospective transition method to apply the provisions of the new standard at the adoption date, which will result in measurement and recognition of assets and liabilities for the rights and obligations created by leases. The lease liability will be measured as the present value of remaining lease payments, and the corresponding right of use asset will be measured at an amount equal to the lease liability adjusted by the amount of certain assets and liabilities, such as deferred lease obligations and prepaid rent, related to our operating leases previously recognized on the balance sheet immediately before the date of initial application. Under this transition method, we will not recast the prior-period financial statements presented.

We have made progress in the execution of our implementation plan, and we are substantially complete with our evaluation of the effect of ASU 2016-02 on our consolidated financial statements. We currently estimate that we will recognize lease liabilities on the balance sheet of approximately $275 million at adoption for our operating leases. We expect right of use assets will be approximately $235 million, reflecting adjustments for the net amount of lease-related items previously recognized on the balance sheet. We do not expect adoption to have a material effect on any line items in our consolidated statement of income or on our cash flows from operating activities, investing activities or financing activities included in our consolidated statement of cash flows.

We will elect the transition package of three practical expedients, which among other things, allows for the carryforward of historical lease classifications, and we will make an accounting policy election to not apply the recognition requirements to leases with a term of less than twelve months. We will also elect a lessee practical expedient, as an accounting policy election by class of underlying asset, to account for lease and nonlease components as a combined single lease component. Finally, we will make an accounting policy election to determine the incremental borrowing rate at transition, based on the remaining lease term at the date of adoption.

Our existing leases consist primarily of real estate leases for office space throughout the markets in which we conduct business. We are currently finalizing the analysis of our existing lease arrangements. We will implement new accounting processes and internal controls to meet the requirements for financial reporting and disclosures of our leases. We have implemented a new technology solution to assist with the necessary calculations to support the accounting and disclosure requirements of the new lease accounting standard. We are coordinating with various internal stakeholders to evaluate and test the newly implemented technology, processes and controls. We expect these final implementation and evaluation activities will continue during the first quarter of 2019.

Other Accounting Standards Updates Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is Service Contract (A Consensus of the FASB Emerging Issues Task Force)." ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in this update also provide additional disclosure requirements to disclose the nature of an entity’s hosting arrangements that are service contracts. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019. We are evaluating the effect of ASU 2018-15 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require us to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. ASU 2016-13 also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will become effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. We are evaluating the effect of ASU 2016-13 on our consolidated financial statements.

NOTE 2— ACQUISITIONS

The transactions described below were accounted for as business combinations, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date.

SICOM

On October 17, 2018, we acquired SICOM Systems, Inc. ("SICOM") for total purchase consideration of $409.2 million, which we funded with cash on hand and by drawing on our Revolving Credit Facility (described in "Note 8—Long-Term Debt and Lines of Credit"). SICOM is a provider of end-to-end enterprise, cloud-based software solutions and other technologies to quick service restaurants and food service management companies. SICOM's technologies are complementary to our existing Xenial solutions, and we believe this acquisition will expand our software-driven payments strategy by enabling us to increase our capabilities and expand on our existing presence in the restaurant vertical market. Prior to the acquisition, SICOM was indirectly owned by a private equity investment firm where one of our board members is a partner and investor. His direct interest in the transaction was approximately $1.1 million, the amount distributed to him based on his investment interest in the fund of the private equity firm that sold SICOM to us. Based on consideration of all relevant information, the audit committee of our board of directors recommended that the board approve the acquisition of SICOM, which it did.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of December 31, 2018, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Cash and cash equivalents	$7,540
Property and equipment	5,943
Identified intangible assets	188,294
Other assets	22,278
Deferred income taxes	(48,448)
Other liabilities	(31,250)
Total identifiable net assets	144,357
Goodwill	264,844
Total purchase consideration	$409,201

As of December 31, 2018, we considered these balances to be provisional because we were still in the process of determining the final purchase consideration, which is subject to adjustment pursuant to the purchase agreement, and gathering and reviewing information to support the valuations of the assets acquired and liabilities assumed.

Goodwill arising from the acquisition of $264.8 million, included in the North America segment, was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining our existing businesses. We expect that approximately $50 million of the goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets of SICOM and the respective aggregated weighted-average estimated amortization periods:

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods

	(in thousands)	(years)
Customer-related intangible assets	$104,900	14
Acquired technologies	65,312	6
Trademarks and trade names	11,202	5
Covenants-not-to-compete	6,880	5
Total estimated acquired intangible assets	$188,294	10

Transaction costs associated with the acquisition of SICOM were not material, and the revenues and operating income of SICOM were not material to our consolidated results of operations during the year ended December 31, 2018. The historical revenues and operating income of SICOM were not material to our historical consolidated results of operations for the purpose of presenting unaudited pro forma information for the years ended December 31, 2018 and 2017.

AdvancedMD

On September 4, 2018, we acquired AdvancedMD, Inc. ("AdvancedMD") for total purchase consideration of $706.9 million, which we funded with cash on hand and by drawing on our Revolving Credit Facility. AdvancedMD is a provider of cloud-based enterprise software solutions to small-to-medium sized ambulatory care physician practices in the United States. We believe this acquisition will expand our software-driven payments strategy by enabling us to enter the healthcare vertical market, a large and fragmented market with strong payment fundamentals and attractive growth opportunities.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of December 31, 2018, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Cash and cash equivalents	$7,657
Property and equipment	5,672
Identified intangible assets	419,500
Other assets	11,958
Deferred income taxes	(98,979)
Other liabilities	(15,624)
Total identifiable net assets	330,184
Goodwill	376,701
Total purchase consideration	$706,885

During the fourth quarter of 2018, we recorded adjustments to increase the estimated acquisition-date fair value of identified intangible assets by approximately $115 million to increase the estimated acquisition-date fair value of deferred income tax liabilities by approximately $24 million and to decrease the estimated acquisition-date fair value of goodwill by approximately $92 million. The adjustments were the result of our refinement of certain estimates made as of September 30, 2018. As of December 31, 2018, we considered these balances to be provisional because we were still in the process of gathering and reviewing information to support the valuation of the assets acquired and liabilities assumed.

Goodwill arising from the acquisition of $376.7 million, included in the North America segment, was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining our existing businesses. We expect that substantially all of the goodwill from this acquisition will not be deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets of AdvancedMD and the respective aggregated weighted-average estimated amortization periods:

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods

	(in thousands)	(years)
Customer-related intangible assets	$303,100	11
Acquired technologies	83,700	5
Trademarks and trade names	32,700	15
Total estimated acquired intangible assets	$419,500	10

Transaction costs associated with the acquisition of AdvancedMD were not material, and the revenues and operating income of AdvancedMD were not material to our consolidated results of operations during the year ended December 31, 2018. The historical revenues and operating income of AdvancedMD were not material to our historical consolidated results of operations for the purpose of presenting unaudited pro forma information for the years ended December 31, 2018 and 2017.

ACTIVE Network

We acquired the communities and sports divisions of Athlaction Topco, LLC ("ACTIVE Network") on September 1, 2017, for total purchase consideration of $1.2 billion. ACTIVE Network delivers cloud-based enterprise software, including payment technology solutions, to event organizers in the communities and health and fitness markets. This acquisition aligns with our technology-enabled, software-driven strategy and adds an enterprise software business operating in two additional vertical markets that we believe offer attractive growth fundamentals.

The following table summarizes the cash and non-cash components of the consideration transferred on September 1, 2017 (in thousands):

Cash consideration paid to ACTIVE Network stockholders	$599,497
Fair value of Global Payments common stock issued to ACTIVE Network stockholders	572,079
Total purchase consideration	$1,171,576

We funded the cash consideration primarily by drawing on our Revolving Credit Facility. The acquisition-date fair value of 6,357,509 shares of our common stock issued to the sellers was determined based on the share price of our common stock as of the acquisition date and the effect of certain transfer restrictions.

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, provisionally determined as of December 31, 2017 and as subsequently revised for measurement-period adjustments, including a reconciliation to the total purchase consideration, were as follows:

	Provisional at December 31, 2017	Measurement- Period Adjustments	Final

	(in thousands)
Cash and cash equivalents	$42,913	$—	$42,913
Property and equipment	21,985	(133)	21,852
Identified intangible assets	410,545	—	410,545
Other assets	87,240	(97)	87,143
Deferred income taxes	(31,643)	4,003	(27,640)
Other liabilities	(144,132)	(3,349)	(147,481)
Total identifiable net assets	386,908	424	387,332
Goodwill	784,668	(424)	784,244
Total purchase consideration	$1,171,576	$—	$1,171,576

The measurement-period adjustments were the result of continued refinement of certain estimates, primarily those regarding the measurement of certain contingencies and deferred income taxes.

Goodwill of $784.2 million arising from the acquisition, included in the North America operating segment, was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining our existing businesses. We expect that approximately 80% of the goodwill will be deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets and the respective weighted-average estimated amortization periods:

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods

	(in thousands)	(years)
Customer-related intangible assets	$189,000	17
Acquired technologies	153,300	9
Trademarks and trade names	59,400	15
Covenants-not-to-compete	8,845	3
Total estimated acquired intangible assets	$410,545	13

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

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed provisionally determined as of December 31, 2016 and as subsequently revised for measurement-period adjustments, including a reconciliation to the total purchase consideration, were as follows:

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

Goodwill of $3.2 billion arising from the merger, included in the North America segment, was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining our existing businesses, and is not deductible for income tax purposes. During the year ended December 31, 2016, we incurred transaction costs in connection with the merger of $24.7 million, which were recorded in selling, general and administrative expenses in the consolidated statements of income.

The following table reflects the estimated fair values of the identified intangible assets and the respective weighted-average estimated amortization periods:

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods

	(in thousands)	(years)
Customer-related intangible assets	$977,400	15
Acquired technologies	457,000	5
Trademarks and trade names	176,000	7
Covenants-not-to-compete	28,640	1
Total estimated acquired intangible assets	$1,639,040	11

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

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Customer-related intangible assets	$143,400
Liabilities	(150)
Total identifiable net assets	143,250
Goodwill	94,250
Total purchase consideration	$237,500

Goodwill arising from the acquisition, included in the North America segment, was attributable to an expected growth opportunities, including cross-selling opportunities at existing and acquired gaming client locations and operating synergies in the gaming business, and an assembled workforce. Goodwill associated with this acquisition is deductible for income tax purposes. The customer-related intangible assets have an estimated amortization period of 15 years.

Valuation of Identified Intangible Assets

For the acquisitions discussed above, the estimated fair values of customer-related intangible assets were determined using the income approach, which was based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rates used represented the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Acquired technologies were valued using the replacement cost method, which required us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names were valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method required us to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted-average cost of capital. The discount rates used represented the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics.

NOTE 3—REVENUES

We are a leading worldwide provider of payment technology and software solutions delivering innovative services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to accept various payment types and operate their businesses more efficiently. We distribute our services across a variety of channels to customers. The disclosures in this note are applicable for the year ended December 31, 2018.

The following table presents a disaggregation of our revenue from contracts with customers by distribution channel:

	Year Ended December 31, 2018
	North America	Europe	Asia-Pacific	Total

	(in thousands)

Direct:
Relationship-led	$1,035,143	$404,083	$123,726	$1,562,952
Technology-enabled	1,207,278	206,847	109,426	1,523,551
	2,242,421	610,930	233,152	3,086,503
Wholesale	279,863	—	—	279,863
	$2,522,284	$610,930	$233,152	$3,366,366

ASC 606 requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the year ended December 31, 2018 substantially all of our revenues were recognized over time.

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

Contract Assets and Contract Liabilities

Net contract liabilities included in accounts payable and accrued liabilities on our consolidated balance sheet were $146.9 million at December 31, 2018 and $100.6 million at January 1, 2018. Net contract liabilities included in other noncurrent liabilities on our consolidated balance sheet were $8.6 million at December 31, 2018 and $6.0 million at January 1, 2018. The increase in contract liabilities during 2018 reflects the effects of business combinations. Revenues for the year ended December 31, 2018 included $97.3 million that was in contract liabilities at January 1, 2018. Net contract assets were not material at December 31, 2018 or at January 1, 2018.

Contract Costs

At December 31, 2018, we had net capitalized costs to obtain and to fulfill contracts of $194.6 million and $13.0 million, respectively. During the year ended December 31, 2018, amortization of capitalized contract costs was $51.5 million.

NOTE 4—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

Funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. For transactions processed on our systems, we use our internal network to provide funding instructions to financial institutions that in turn fund the merchants. We process funds settlement under two models, a sponsorship model and a direct membership model.

Under the sponsorship model, we are designated as an independent sales organization by Mastercard and Visa, which means that member clearing banks ("Member") sponsor us and require our adherence to the standards of the payment networks. In certain markets, we have sponsorship or depository and clearing agreements with financial institution sponsors. These agreements allow us to route transactions under the Members' control and identification numbers to clear credit card transactions through Mastercard and Visa. In this model, the standards of the payment networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant is funded.

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

As of December 31, 2018 and 2017 settlement processing assets and obligations consisted of the following:

	2018	2017

	(in thousands)
Settlement processing assets:
Interchange reimbursement	$154,978	$304,964
Receivable from Members	228,107	104,339
Receivable from networks	1,221,060	2,055,390
Exception items	7,636	7,867
Merchant Reserves	(11,559)	(13,268)
	$1,600,222	$2,459,292

Settlement processing liabilities:
Interchange reimbursement	$193,235	$72,053
Liability to Members	(182,450)	(20,369)
Liability to merchants	(1,144,249)	(1,961,107)
Exception items	7,146	6,863
Merchant Reserves	(145,826)	(133,907)
Reserve for operating losses and sales allowances	(4,212)	(4,042)
	$(1,276,356)	$(2,040,509)

NOTE 5—PROPERTY AND EQUIPMENT

As of December 31, 2018 and 2017, property and equipment consisted of the following:

	Range of Depreciable Lives
	(Years)	2018	2017

		(in thousands)
Land		$3,518	$2,742
Buildings	25-30	27,179	29,309
Equipment	2-20	337,589	280,774
Software	2-10	539,879	411,975
Leasehold improvements	3-15	73,298	63,154
Furniture and fixtures	3-7	45,346	24,054
		1,026,809	812,008
Less accumulated depreciation and amortization		(503,827)	(314,336)
Work-in-progress		130,560	90,676
		$653,542	$588,348

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2018 and 2017, goodwill and other intangible assets consisted of the following:

	2018	2017

	(in thousands)
Goodwill	$6,341,355	$5,703,992
Other intangible assets:
Customer-related intangible assets	$2,486,217	$2,078,891
Acquired technologies	896,701	722,466
Trademarks and trade names	289,588	247,688
Contract-based intangible assets	178,391	171,522
	3,850,897	3,220,567
Less accumulated amortization:
Customer-related intangible assets	860,715	685,869
Acquired technologies	351,170	210,063
Trademarks and trade names	83,234	50,849
Contract-based intangible assets	67,160	92,079
	1,362,279	1,038,860
	$2,488,618	$2,181,707

The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016:

	North America	Europe	Asia-Pacific	Total

	(in thousands)
Balance at May 31, 2015	$779,734	$485,921	$226,178	$1,491,833
Goodwill acquired	3,318,768	—	53,402	3,372,170
Effect of foreign currency translation	(3,872)	(13,737)	(15,397)	(33,006)
Measurement-period adjustments	(8,200)	(411)	7,019	(1,592)
Balance at May 31, 2016	4,086,430	471,773	271,202	4,829,405
Goodwill acquired	—	28,820	—	28,820
Effect of foreign currency translation	(1,911)	(45,265)	(2,160)	(49,336)
Measurement-period adjustments	(1,267)	(28)	—	(1,295)
Balance at December 31, 2016	4,083,252	455,300	269,042	4,807,594
Goodwill acquired	784,668	—	—	784,668
Effect of foreign currency translation	5,060	57,838	18,291	81,189
Measurement-period adjustments	23,511	—	7,030	30,541
Balance at December 31, 2017	4,896,491	513,138	294,363	5,703,992
Goodwill acquired	641,483	—	57,387	698,870
Effect of foreign currency translation	(7,463)	(28,377)	(25,243)	(61,083)
Measurement-period adjustments	(424)	—	—	(424)
Balance at December 31, 2018	$5,530,087	$484,761	$326,507	$6,341,355

There were no accumulated impairment losses for goodwill at any balance sheet date reflected in the table above.

Customer-related intangible assets, acquired technologies, contract-based intangible assets and trademarks and trade names acquired during the year ended December 31, 2018 had weighted-average amortization periods of 11.5 years, 6.2 years, 19.3 years and 12.5 years, respectively. Customer-related intangible assets, acquired technologies, contract-based intangible assets and trademarks and trade names acquired during the year ended December 31, 2017 had weighted-average amortization periods of 16.8 years, 8.8 years, 3 years and 15 years, respectively. Customer-related intangible assets acquired 2016 fiscal transition period had a weighted-average amortization period of 12.1 years. Customer-related intangible assets, acquired technologies and trademarks and trade names acquired during the year ended May 31, 2016 had weighted-average amortization periods of 13.9 years, 5.0 years and 7.0 years, respectively. Amortization expense of acquired intangibles was $377.7 million for the year ended December 31, 2018, $337.9 million for the year ended December 31, 2017, $194.3 million for the 2016 fiscal transition period and $113.7 million for the year ended May 31, 2016, respectively.

The estimated amortization expense of acquired intangibles as of December 31, 2018 for the next five years, calculated using the currency exchange rate at the date of acquisition, if applicable, is as follows (in thousands):

2019	$408,358
2020	378,538
2021	296,435
2022	256,054
2023	213,726

NOTE 7—OTHER ASSETS

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("Visa Europe"). On June 21, 2016, Visa acquired all of the membership interests in Visa Europe, including ours, upon which we recorded a gain of $41.2 million included in interest and other income in our consolidated statements of income for the 2016 fiscal transition period. We received up-front consideration comprised of €33.5 million ($37.7 million equivalent at June 21, 2016) in cash and Series B and C convertible preferred shares whose initial conversion rate equates to Visa common shares valued at $22.9 million as of June 21, 2016. The preferred shares were assigned a value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate and the estimation uncertainty associated with those factors. Based on the outcome of potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares we ultimately receive could be as low as zero, and approximately €25.6 million ($28.8 million equivalent at June 21, 2016) of the up-front cash consideration could be refundable. On the third anniversary of the closing of the acquisition by Visa, we are contractually entitled to receive €3.1 million ($3.5 million equivalent at June 21, 2016) of deferred consideration (plus compounded interest at a rate of 4.0% per annum).

NOTE 8—LONG-TERM DEBT AND LINES OF CREDIT

As of December 31, 2018 and 2017, long-term debt consisted of the following:

	2018	2017

	(in thousands)
Credit Facility:
Term loans (face amounts of $4,463,643 and $3,932,677 at December 31, 2018 and 2017, respectively, less unamortized debt issuance costs of $37,400 and $37,961 at December 31, 2018 and 2017, respectively)	$4,426,243	$3,894,716
Revolving Credit Facility	704,000	765,000
Total long-term debt	5,130,243	4,659,716
Less current portion of Credit Facility (face amounts of $124,176 and $108,979 at December 31, 2018 and 2017, respectively, less unamortized debt issuance costs of $9,101 and $8,671 at December 31, 2018 and 2017, respectively)	115,075	100,308
Long-term debt, excluding current portion	$5,015,168	$4,559,408

Maturity requirements on long-term debt as of December 31, 2018 by year are as follows (in thousands):

Years ending December 31,
2019	$124,176
2020	159,979
2021	195,848
2022	267,587
2023	3,945,053
2024 and thereafter	475,000
Total	$5,167,643

Credit Facility

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). As of December 31, 2018, the Credit Facility provided for secured financing comprised of (i) a $1.5 billion revolving credit facility (the "Revolving Credit Facility"); (ii) a $1.5 billion term loan (the "Term A Loan"), (iii) a $1.37 billion term loan (the "Term A-2 Loan"), (iv) a $1.14 billion term loan facility (the "Term B-2 Loan") and (v) a $500 million term loan (the "Term B-4 Loan"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility.

The borrowings outstanding under our Credit Facility as of December 31, 2018 reflect amounts borrowed for acquisitions and other activities we completed in 2018, including a reduction to the interest rate margins applicable to our Term A Loan, Term A-2 Loan, Term B-2 Loan and the Revolving Credit Facility, an extension of the maturity dates of the Term A Loan, Term A-2 Loan and the Revolving Credit Facility, and an increase in the total financing capacity under the Credit Facility to approximately $5.5 billion in June 2018.

In October 2018, we entered into an additional term loan under the Credit Facility in the amount of $500 million (the "Term B-4 Loan"). We used the proceeds from the Term B-4 Loan to pay down a portion of the balance outstanding under our Revolving Credit Facility.

The Credit Facility provides for an interest rate, at our election, of either LIBOR or a base rate, in each case plus a margin. As of December 31, 2018, the interest rates on the Term A Loan, the Term A-2 Loan, the Term B-2 Loan and the Term B-4 Loan were 4.02%, 4.01%, 4.27% and 4.27%, respectively, and the interest rate on the Revolving Credit Facility was 3.92%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

The Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility expires, on January 20, 2023. The Term B-2 Loan matures on April 22, 2023. The Term B-4 Loan matures on October 18, 2025. The Term A Loan and Term A-2 Loan principal amounts must each be repaid in quarterly installments in the amount of 0.625% of principal through June 2019, increasing to 1.25% of principal through June 2021, increasing to 1.875% of principal through June 2022 and increasing to 2.50% of principal through December 2022, with the remaining principal balance due upon maturity in January 2023. The Term B-2 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023. The Term B-4 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through September 2025, with the remaining principal balance due upon maturity in October 2025.

We may issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at December 31, 2018 were $783.6 million.

The portion of deferred debt issuance costs related to the Revolving Credit Facility is included in other noncurrent assets, and the portion of deferred debt issuance costs related to the term loans is reported as a reduction to the carrying amount of the term loans. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of December 31, 2018 and 2017, a total of $70.6 million and $59.3 million, respectively, of cash on deposit was used to determine the available credit.

As of December 31, 2018 and 2017, respectively, we had $700.5 million and $635.2 million outstanding under these lines of credit with additional capacity of $710.3 million as of December 31, 2018 to fund settlement. The weighted-average interest rate on these borrowings was 2.97% and 1.97% at December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the maximum and average outstanding balances under these lines of credit were $828.2 million and $398.3 million, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios, as defined in the agreement. As of December 31, 2018, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than: (i) 5.00 to 1.00 as of the end of any fiscal quarter ending during the period from April 1, 2018 through June 30, 2019; (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2019 through June 30, 2020; and (iii) 4.50 to 1.00 as of the end of any fiscal quarter ending thereafter. The interest coverage ratio is required to be no less than 3.25 to 1.00.

The Credit Facility Agreement includes covenants, subject in each case to exceptions and qualifications that may restrict certain payments, including, in certain circumstances, the repurchasing of our common stock and paying cash dividends in excess of our current rate of $0.01 per share per quarter. We were in compliance with all applicable covenants as of December 31, 2018.

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

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included in the consolidated balance sheets:

		Weighted-Average Fixed Rate of Interest at	Range of Maturity Dates at	Fair Values at December 31,
Derivative Financial Instruments	Balance Sheet Location	December 31, 2018	December 31, 2018	2018	2017
				(in thousands)
Interest rate swaps (Notional of $750 million at December 31, 2018)	Prepaid expenses and other current assets	1.54%	February 28, 2019 - December 31, 2019	$3,200	$—
Interest rate swaps (Notional of $550 million and $1,300 million at December 31, 2018 and 2017, respectively)	Other noncurrent assets	1.65%	July 31, 2020 - March 31, 2021	$8,256	$9,202
Interest rate swaps (Notional of $950 million at December 31, 2018)	Accounts payable and accrued liabilities	2.82%	December 31, 2022	$14,601	$—

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the periods presented:

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016
	(in thousands)
Amount of unrealized gains (losses) recognized in other comprehensive income (loss)	$(7,553)	$4,549	$5,532	$(12,859)
Amount of unrealized (gains) losses reclassified out of other comprehensive income (loss) to interest expense	$(4,792)	$5,673	$4,222	$8,240

At December 31, 2018, the amount of gain in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $5.5 million.

Interest Expense

Interest expense was $195.5 million, $174.3 million, $108.6 million and $67.9 million for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2018 and 2017, accounts payable and accrued liabilities consisted of the following:

	2018	2017

	(in thousands)
Customer deposits	$406,117	$397,085
Contract liabilities(1)	146,947	101,029
Compensation and benefits	117,739	102,187
Payment network fees	96,495	97,304
Trade accounts payable	76,229	47,391
Income taxes payable(2)	51,108	35,405
Commissions payable to third parties	24,998	35,855
Third-party processing fees	24,987	24,267
Unclaimed property	24,369	26,468
Current portion of accrued buyout liability(3)	14,011	20,739
Other	193,703	151,877
	$1,176,703	$1,039,607

(1) Following the adoption of ASC 606 on January 1, 2018, amounts previously reported as unearned revenue are now a component of contract liabilities.

(2) The 2017 U.S. Tax Act created a territorial tax system (with a one-time mandatory "transition" tax on previously deferred foreign earnings), effective January 1, 2018. In 2017, upon the enactment of the new tax law, we recognized an estimate for income taxes payable of $63.7 million on previously deferred foreign earnings, of which $55.7 million was included in other noncurrent liabilities on the consolidated balance sheet at December 31, 2017. As of December 31, 2018, we have no liability for the transition tax on previously deferred foreign earnings.

(3) The noncurrent portion of accrued buyout liability of $59.4 million and $64.1 million is included in other noncurrent liabilities on the consolidated balance sheets as of December 31, 2018 and 2017, respectively.

NOTE 10—INCOME TAX

The income tax provision (benefit) for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016 consisted of the following:

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016

	(in thousands)
Current income tax provision (benefit):
Federal	$(20,984)	$79,903	$22,859	$26,493
State	21,122	3,468	3,443	5,454
Foreign	79,320	67,851	42,681	56,689
	79,458	151,222	68,983	88,636
Deferred income tax provision (benefit):
Federal	(8,760)	(266,869)	(36,447)	(18,205)
State	(1,684)	9,678	(1,842)	(3,620)
Foreign	8,474	4,582	4,967	3,884
	(1,970)	(252,609)	(33,322)	(17,941)
	$77,488	$(101,387)	$35,661	$70,695

The income tax provision allocated to noncontrolling interests was $10.6 million and $8.6 million for the years ended December 31, 2018 and 2017, $4.4 million for the 2016 fiscal transition period and $7.3 million for the year ended May 31, 2016.

The following table presents income (loss) before income taxes for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016:

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016

	(in thousands)
United States	$131,067	$29,692	$(55,279)	$59,876
Foreign	431,089	362,991	228,623	301,036
	$562,156	$392,683	$173,344	$360,912

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

Following the guidance in SAB 118, we made reasonable estimates of the effects of the 2017 U.S. Tax Act on our existing deferred tax balances and the one-time transition tax. For these items, which are further described below, we recognized a provisional net income tax benefit of $158.7 million, which was included as a component of income tax benefit in our consolidated statement of income for the year ended December 31, 2017.

We remeasured our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse, which is now 21% instead of 35% and recorded a provisional income tax benefit of $222.4 million for the year ended December 31, 2017. The one-time transition tax established by the 2017 U.S. Tax Act is based on our total post-1986 foreign earnings and profits, offset by allowable foreign tax credits. The transition tax rate applied to our foreign earnings is based on the amount of those earnings held in cash and cash equivalents, as well as other assets. For the year ended December 31, 2017, we recorded a provisional income tax expense of $63.7 million for the transition tax on our previously deferred foreign earnings. During 2018, we continued to analyze other provisions of the 2017 U.S. Tax Act, including the effects on our foreign tax pools and resulting foreign tax credits, and reduced our estimated transition tax liability to $40.4 million, which resulted in an income tax benefit of $23.3 million. As of December 31, 2018, we have completed our accounting for the transition effects of the 2017 U.S. Tax Act.

Approximately $18 million of our undistributed foreign earnings are considered to be indefinitely reinvested outside the United States as of December 31, 2018. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If we were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax.

Our effective tax rates for periods presented differ from the federal statutory rate for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016 as follows:

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016
Federal U.S. statutory rate	21.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.7	1.9	0.6	0.4
Foreign income taxes (primarily U.K.)	(0.5)	(12.0)	(12.6)	(10.1)
Foreign interest income not subject to tax	(1.7)	(2.2)	(2.3)	(2.6)
Federal U.S. transition tax	(4.1)	16.2	—	—
Federal U.S. rate reduction	—	(55.6)	—	—
Other SAB 118 adjustments	(0.6)	—	—	—
Share-based compensation expense	(2.1)	(4.2)	—	—
Foreign-derived intangible income deduction	(1.6)	—	—	—
Taxes on unremitted earnings	—	—	—	(3.5)
Valuation allowance	1.4	(3.2)	—	—
Other	(0.7)	(1.7)	(0.1)	0.4
Effective tax rate	13.8%	(25.8)%	20.6%	19.6%

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of December 31, 2018 and 2017 reflect the effect of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of December 31, 2018 and 2017, principal components of deferred tax items were as follows:

	2018	2017

	(in thousands)
Deferred income tax assets:
Basis difference - U.K. business	$4,890	$8,961
Domestic net operating loss carryforwards	20,096	17,228
Foreign net operating loss carryforwards	10,833	3,819
Share-based compensation expense	11,333	7,856
Accrued expenses	35,913	34,582
Other	16,906	18,502
	99,971	90,948
Less valuation allowance	(23,390)	(16,550)
	76,581	74,398
Deferred tax liabilities:
Acquired intangibles	522,636	410,563
Property and equipment	102,654	77,481
Other	28,188	10,087
	653,478	498,131
Net deferred income tax liability	$(576,897)	$(423,733)

The net deferred income taxes reflected on our consolidated balance sheets as of December 31, 2018 and 2017 are as follows:

	2018	2017

	(in thousands)
Noncurrent deferred income tax asset	$8,128	$13,146
Noncurrent deferred income tax liability	(585,025)	(436,879)
Net deferred income tax liability	$(576,897)	$(423,733)

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016 are summarized below (in thousands):

Balance at May 31, 2015	$(3,823)
Allowance for foreign income tax credit carryforward	(7,140)
Allowance for domestic net operating loss carryforwards	(4,474)
Allowance for domestic net unrealized capital loss	(1,526)
Release of allowance of domestic capital loss carryforward	1,746
Other	98
Balance at May 31, 2016	(15,119)
Allowance for domestic net operating loss carryforwards	(1,504)
Release of allowance of domestic net unrealized capital loss	12
Balance at December 31, 2016	(16,611)
Allowance for foreign net operating loss carryforwards	(6,469)
Allowance for domestic net operating loss carryforwards	(3,793)
Allowance for state credit carryforwards	(685)
Rate change on domestic net operating loss and capital loss carryforwards	3,868
Utilization of foreign income tax credit carryforward	7,140
Balance at December 31, 2017	(16,550)
Allowance for foreign net operating loss carryforwards	(7,979)
Allowance for domestic net operating loss carryforwards	1,145
Allowance for state credit carryforwards	(6)
Balance at December 31, 2018	$(23,390)

The increase in the valuation allowance related to foreign net operating loss carryforwards of $8.0 million for the year ended December 31, 2018. The increase in the valuation allowance of $10.3 million for the year ended December 31, 2017 relates primarily to carryforward assets recorded as part of the acquisition of ACTIVE Network. The increase in the valuation allowance related to domestic net operating loss carryforwards of $1.5 million and $4.5 million for the 2016 fiscal transition period and the year ended May 31, 2016, respectively, relates to acquired carryforwards from the merger with Heartland.

Foreign net operating loss carryforwards of $68.3 million and domestic net operating loss carryforwards of $38.6 million at December 31, 2018 will expire between December 31, 2026 and December 31, 2038 if not utilized.

We conduct business globally and file income tax returns in the domestic federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world. We are no longer subjected to state income tax examinations for fiscal years ended on or before May 31, 2008, U.S. federal income tax examinations for fiscal ended on or before May 31, 2013 and U.K. federal income tax examinations for fiscal years ended on or before May 31, 2014.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits, excluding penalties and interest, for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016 is as follows:

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016

	(in thousands)
Balance at the beginning of the year	$31,218	$17,916	$7,803	$2,559
Additions based on income tax positions related to the current year	—	7,537	4,626	287
Additions related to acquisition	—	13,061	6,149	6,151
Additions for income tax positions of prior years	—	411	247	753
Effect of foreign currency fluctuations on income tax positions	—	27	(3)	2
Reductions for income tax positions of prior years	(10,021)	(7,285)	(906)	(123)
Settlements with income tax authorities	—	(449)	—	(1,826)
Balance at the end of the year	$21,197	$31,218	$17,916	$7,803

As of December 31, 2018, the total amount of gross unrecognized income tax benefits that, if recognized, would affect the provision for income taxes is $21.2 million.

NOTE 11—SHAREHOLDERS’ EQUITY

We make repurchases of our common stock mainly through the use of open market purchases and, at times, through accelerated share repurchase programs ("ASRs"). As of December 31, 2018, we were authorized to repurchase up to $387.8 million of our common stock. On February 5, 2019, the board of directors increased its authorization to repurchase shares of our common stock to $750 million, inclusive of prior share repurchase programs authorized by the board and repurchases made thereunder.

Information about shares repurchased and retired was as follows for the periods indicated:

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016

	(in thousands, except per share amounts)
Number of shares repurchased and retired	1,927	376	2,518	2,152
Cost of shares repurchased, including commissions	$212,196	$34,811	$178,165	$135,954
Average cost per share	$110.11	$92.51	$70.77	$63.17

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

NOTE 12—SHARE-BASED AWARDS AND OPTIONS

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

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016

	(in thousands)
Share-based compensation expense	$57,826	$39,095	$18,707	$30,809
Income tax benefit	$13,038	$13,849	$6,582	$9,879

Restricted Stock

Restricted stock awards vest in equal annual installments over a three-year period and in some cases vest at the end of a three-year service period. Restricted shares cannot be sold or transferred until they have vested. The grant date fair value of restricted stock awards, which is based on the quoted market value of our common stock on the grant date, is recognized as share-based compensation expense on a straight-line basis over the vesting period.

Performance Units

Certain of our executives have been granted performance units under our long-term incentive plan. Performance units are performance-based restricted stock units that, after a performance period, may convert into common shares, which may be restricted. The number of shares is dependent upon the achievement of certain performance measures during the performance period. The target number of performance units and any market-based performance measures ("at threshold," "target," and "maximum") are set by the compensation committee of our board of directors ("Compensation Committee"). Performance units are converted only after the compensation committee certifies performance based on pre-established goals.

The Compensation Committee may set a range of possible performance-based outcomes for performance units. For awards with only performance conditions, we recognize compensation expense on a straight-line basis over the performance period using the grant date fair value of the award, which is based on the number of shares expected to be earned according to the level of achievement of performance goals. If the number of shares expected to be earned were to change at any time during the performance period, we would make a cumulative adjustment to share-based compensation expense based on the revised number of shares expected to be earned. The performance periods for awards granted generally range from 28 months to three years.

During the year ended December 31, 2018, certain of our executives were granted performance units that may be earned based on achievement of an annual adjusted EPS growth target, as modified up or down by our total shareholder return performance rank relative to the Standard & Poors 500 Index over a three-year performance period. The maximum payout is four times the target number of performance units and the minimum payout is zero. To the extent earned, these performance units convert into unrestricted shares after performance results for the three-year performance period are certified by the Compensation Committee. We recognize share-based compensation expense based on the grant-date fair value of the performance-based restricted stock units, as determined by use of a Monte Carlo model, on a straight-line basis over the performance period.

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

The following table summarizes the changes in unvested restricted stock and performance awards for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016:

	Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Unvested at May 31, 2015	1,848	$28.97
Granted	461	57.04
Vested	(633)	27.55
Forfeited	(70)	34.69
Unvested at May 31, 2016	1,606	37.25
Granted	348	74.26
Vested	(639)	31.38
Forfeited	(52)	45.27
Unvested at December 31, 2016	1,263	49.55
Granted	899	79.79
Vested	(858)	39.26
Forfeited	(78)	59.56
Unvested at December 31, 2017	1,226	78.29
Granted	650	109.85
Vested	(722)	60.08
Forfeited	(70)	91.47
Unvested at December 31, 2018	1,084	$108.51

The total fair value of restricted stock and performance awards vested was $43.4 million and $33.7 million for the years ended December 31, 2018 and 2017, respectively, $20.0 million for the 2016 fiscal transition period and $17.4 million for the year ended May 31, 2016.

For restricted stock and performance awards, we recognized compensation expense of $53.2 million and $35.2 million for the years ended December 31, 2018 and 2017, respectively, $17.2 million for the 2016 fiscal transition period and $28.8 million for the year ended May 31, 2016. As of December 31, 2018, there was $62.7 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.0 years. Our restricted stock and performance award plans provide for accelerated vesting under certain conditions.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value of our common stock on the date of grant and have a term of ten years. Stock options vest in equal installments on each of the first three anniversaries of the grant date. Our stock option plans provide for accelerated vesting under certain conditions.

The following table summarizes changes in stock option activity for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Outstanding at May 31, 2015	894	$25.47	5.2	$23.9
Granted	145	55.92
Forfeited	(8)	16.10
Exercised	(220)	22.46		9.4
Outstanding at May 31, 2016	811	31.81	5.8	36.8
Granted	73	74.66
Forfeited	(1)	22.93
Exercised	(124)	22.26		6.5
Outstanding at December 31, 2016	759	37.51	6.0	24.5
Granted	124	79.45
Forfeited	—	—
Exercised	(160)	23.50		10.1
Outstanding at December 31, 2017	723	47.79	6.4	37.9
Granted	103	114.70
Forfeited	(22)	100.38
Exercised	(206)	42.65		16.5
Outstanding at December 31, 2018	598	$59.16	6.2	$27.3

Options vested and exercisable at December 31, 2018	427	$44.34	5.2	$25.1

We recognized compensation expense for stock options of $2.7 million and $2.6 million during the years ended December 31, 2018 and 2017, respectively, $1.1 million during the 2016 fiscal transition period and $1.4 million during the fiscal year ended May 31, 2016. As of December 31, 2018, we had $3.3 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.8 years.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and during the year ended May 31, 2016 was $35.09, $23.68, $21.87 and $15.60, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016
Risk-free interest rate	2.60%	1.99%	1.05%	1.62%
Expected volatility	29%	30%	32%	29%
Dividend yield	0.04%	0.06%	0.06%	0.10%
Expected term (years)	5	5	5	5

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

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the periods presented are as follows:

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016

	(in thousands)
Income taxes paid (refunded), net	$101,302	$97,002	$(3,680)	$89,684
Interest paid	$177,525	$154,200	$93,624	$58,730

NOTE 14—NONCONTROLLING INTERESTS

The following table is the reconciliation of net income attributable to noncontrolling interests to comprehensive income attributable to noncontrolling interests for the periods presented:

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016

	(in thousands)
Net income attributable to noncontrolling interests	$32,614	$25,645	$12,752	$18,551
Foreign currency translation attributable to noncontrolling interests	(2,696)	13,807	(8,417)	471
Comprehensive income attributable to noncontrolling interests	$29,918	$39,452	$4,335	$19,022

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss), net of tax, were as follows for the periods presented:

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)
Balance at May 31, 2015	$(178,309)	$(3,874)	$(3,809)	$(185,992)
Other comprehensive loss	(56,329)	(2,881)	(848)	(60,058)
Balance at May 31, 2016	(234,638)	(6,755)	(4,657)	(246,050)
Other comprehensive income (loss)	(83,812)	6,115	1,030	(76,667)
Balance at December 31, 2016	(318,450)	(640)	(3,627)	(322,717)
Other comprehensive income (loss)	132,594	7,639	(660)	139,573
Balance at December 31, 2017	(185,856)	6,999	(4,287)	(183,144)
Cumulative effect of adoption of new accounting standards	(1,843)	—	—	(1,843)
Other comprehensive income (loss)	(116,575)	(9,373)	760	(125,188)
Balance at December 31, 2018	$(304,274)	$(2,374)	$(3,527)	$(310,175)

NOTE 16—SEGMENT INFORMATION

Information About Profit and Assets

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

Information on segments and reconciliations to consolidated revenues and consolidated operating income are as follows for the periods presented:

	Year Ended December 31,		Seven Months Ended December 31,	Year Ended May 31,
	2018	2017	2016	2016

	(in thousands)
Revenues (1)(2):
North America	$2,522,284	$2,929,522	$1,650,616	$2,052,623
Europe	610,930	767,524	403,823	631,900
Asia-Pacific	233,152	278,117	148,457	213,627
Consolidated revenues	$3,366,366	$3,975,163	$2,202,896	$2,898,150

Operating income (loss) (2):
North America	$570,630	$457,009	$233,850	$307,626
Europe	318,392	272,769	145,767	244,837
Asia-Pacific	93,402	81,273	37,530	50,743
Corporate(2)	(245,369)	(252,183)	(179,196)	(178,262)
Consolidated operating income	$737,055	$558,868	$237,951	$424,944

Depreciation and amortization (2):
North America	$444,182	$379,953	$208,198	$128,618
Europe	46,007	46,928	26,178	40,194
Asia-Pacific	24,935	16,466	10,385	13,935
Corporate	7,689	7,804	2,810	5,134
Consolidated depreciation and amortization	$522,813	$451,151	$247,571	$187,881

(1) As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues" we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties, including payment networks. This change in presentation affected our reported revenues and operating expenses during the year ended December 31, 2018 by the same amount and had no effect on operating income.

(2) Revenues, operating income and depreciation and amortization reflect the effect of acquired businesses from the respective dates of acquisition. For further discussion, see "Note 2—Acquisitions."

(3) During the years ended December 31, 2018 and 2017, 2016 fiscal transition period and the year ended May 31, 2016, operating loss for Corporate included acquisition and integration expenses of $56.1 million, $94.6 million, $91.6 million, and $51.3 million, respectively.

Enterprise-Wide Information

As a percentage of our total consolidated revenues, revenues from external customers in the United States and the United Kingdom were 67% and 9%, respectively, for the year ended December 31, 2018, 66% and 11%, respectively, for the year ended December 31, 2017 and 67% and 10%, respectively, for the 2016 transition period. Revenues from external customers in the United States, the United Kingdom, and Canada were 61%, 10% and 10%, respectively, for the year ended May 31, 2016. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.

Long-lived assets, excluding goodwill and other intangible assets, by location as of December 31, 2018 and 2017 were as follows:

	2018	2017

	(in thousands)
United States	$516,449	$451,436
Foreign countries	137,093	136,912
	$653,542	$588,348

NOTE 17—COMMITMENTS AND CONTINGENCIES

Leases and Purchase Obligations

We conduct a major part of our operations using leased facilities and equipment. Many of our operating leases include escalating rental payments, renewal options and purchase options. Certain of the agreements provide that we pay the cost of property taxes, insurance and maintenance. Rent expense on all operating leases for the years ended December 31, 2018 and 2017, the 2016 fiscal transition period and the year ended May 31, 2016 was $47.1 million, $44.7 million, $19.2 million and $19.7 million, respectively. We also have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts.

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

Future minimum payments at December 31, 2018 for noncancelable operating leases and purchase obligations were as follows:

	Operating Leases	Purchase Obligations

	(in thousands)
Years ending December 31:
2019	$50,095	$88,022
2020	47,700	69,878
2021	40,035	62,234
2022	37,055	25,420
2023	33,298	22,909
Thereafter	225,225	33,538
Total future minimum payments(1)	$433,408	$302,001

(1) Future minimum lease payments include approximately $70 million for operating lease agreements not commenced at December 31, 2018.

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

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and an Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of these agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2018.

NOTE 18—COMPARATIVE DATA FOR THE YEAR ENDED DECEMBER 31, 2016 AND THE SEVEN MONTHS ENDED DECEMBER 31, 2015 (UNAUDITED)

The condensed consolidated statement of income for the year ended December 31, 2016 and the seven months ended December 31, 2015 is as follows (in thousands, except per share data):

	Year Ended December 31,	Seven Months Ended December 31,
	2016	2015

Revenues	$3,370,976	$1,730,070
Operating expenses:
Cost of service	1,603,532	638,700
Selling, general and administrative	1,411,096	784,823
	3,014,628	1,423,523

Operating income	356,348	306,547

Interest and other income	46,780	2,886
Interest and other expense	(146,156)	(32,149)
	(99,376)	(29,263)

Income before income taxes	256,972	277,284
Provision for income taxes	(36,267)	(70,089)
Net income	220,705	207,195
Less: Net income attributable to noncontrolling interests	(18,952)	(12,351)
Net income attributable to Global Payments	$201,753	$194,844

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.38	$1.50
Diluted earnings per share	$1.37	$1.49

NOTE 19—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended December 31, 2018 and 2017 are as follows (in thousands, except per share data):

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018

Year Ended December 31, 2018
Revenues	$794,977	$833,164	$857,670	$880,555
Operating income	156,170	190,737	223,162	166,986
Net income	97,586	117,729	186,029	83,323
Net income attributable to Global Payments	91,399	109,069	176,370	75,215
Basic earnings per share attributable to Global Payments	0.57	0.69	1.12	0.48
Diluted earnings per share attributable to Global Payments	0.57	0.68	1.11	0.47

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

Year Ended December 31, 2017
Revenues	$919,762	$962,240	$1,038,907	$1,054,253
Operating income	104,970	131,852	172,471	149,575
Net income	52,959	72,443	118,362	250,305
Net income attributable to Global Payments	48,813	66,909	110,740	241,962
Basic earnings per share attributable to Global Payments	0.32	0.44	0.72	1.52
Diluted earnings per share attributable to Global Payments	0.32	0.44	0.71	1.51

As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" and "Note 3—Revenues" we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties, including payment networks. This change in presentation affected our reported revenues and operating expenses during each of the quarterly periods in the year ended December 31, 2018 by the same amount and had no effect on operating income.

The quarterly financial data in the table above reflect the effects of acquisitions and borrowings to fund certain of those acquisitions. Notably, we acquired ACTIVE Network during the quarter ended September 30, 2017, AdvancedMD during the quarter ended September 30, 2018 and SICOM during the quarter ended December 31, 2018. Additionally, our consolidated results reflected incremental expenses associated with the acquisition and integration of acquired businesses. See "Note 2—Acquisitions" for further discussion of our acquisitions.

Acquisition and integration expenses were $18.3 million, $8.1 million, $8.2 million and $21.7 million for the quarters ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively. Acquisition and integration expenses were $26.1 million, $21.9 million, $21.5 million and $25.1 million for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively.

Results for the quarter ended December 31, 2017 reflect the effects of a net income tax benefit of $158.7 million in connection with the 2017 U.S. Tax Act, which was enacted on December 22, 2017. Results for the quarter ended September 30, 2018 reflect the effects of a net income tax benefit of $23.3 million in connection with adjustments made to accounting estimates associated with the 2017 U.S. Tax Act. See "Note 10—Income Tax" for further discussion of the recently enacted U.S. tax legislation.

GLOBAL PAYMENTS INC.
SCHEDULE II

Valuation & Qualifying Accounts
(in thousands)

(a)	(b)	(c)	(d)	(e)
Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Uncollectible Accounts Write-Offs (Recoveries)	Balance at End of Period

Allowance for doubtful accounts
May 31, 2016	$468	$515	$630	$353
December 31, 2016(1)	353	4,283	3,544	1,092
December 31, 2017	1,092	6,113	5,378	1,827
December 31, 2018	$1,827	$10,430	$9,093	$3,164

Reserve for operating losses-merchant card processing (2)
May 31, 2016	$1,286	$3,729	$2,555	$2,460
December 31, 2016(1)	2,460	4,629	4,810	2,279
December 31, 2017	2,279	14,893	13,712	3,460
December 31, 2018	$3,460	$16,068	$16,740	$2,788

Reserve for sales allowances-merchant card processing (2)
May 31, 2016	$4,929	$3,571	$7,450	$1,050
December 31, 2016(1)	1,050	2,637	3,027	660
December 31, 2017	660	3,874	3,954	580
December 31, 2018	$580	$6,244	$5,400	$1,424

Reserve for operating losses-check guarantee processing
May 31, 2016	$2,684	$22,827	$20,643	$4,868
December 31, 2016(1)	4,868	15,204	14,286	5,786
December 31, 2017	5,786	28,064	28,112	5,738
December 31, 2018	$5,738	$19,314	$19,987	$5,065

Deferred income tax asset valuation allowance
May 31, 2016	$3,823	$11,296	$—	$15,119
December 31, 2016(1)	15,119	1,492	—	16,611
December 31, 2017	16,611	7,079	7,140	16,550
December 31, 2018	$16,550	$6,840	$—	$23,390

(1) Additions and deductions in columns (c) and (d), respectively, are for the seven months ended December 31, 2016.

(2) Included in settlement processing obligations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control — Integrated Framework (2013).

We completed acquisitions of AdvancedMD and SICOM in the third and fourth quarters of 2018, respectively. As permitted by the SEC rules and regulations, management's assessment did not include the internal control of the acquired operations of these acquired businesses which are included in our consolidated financial statements as of December 31, 2018 and for the periods from the acquisition dates through December 31, 2018. In accordance with our integration efforts, we plan to incorporate the operations of the acquired businesses into our internal control over financial reporting program within the time period provided by applicable SEC rules and regulations. The assets, excluding goodwill, of these acquired businesses constituted approximately 5% of our total consolidated assets as of December 31, 2018. These acquired businesses comprised less than 2% of our total consolidated revenues and did not contribute to our consolidated operating income for the year ended December 31, 2018.

Based on the results of its evaluation, which excluded assessments of the internal control of the acquired operations of AdvancedMD and SICOM, management believes that as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

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

Attestation Report of Public Accounting Firm

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8 - Financial Statements and Supplementary Data for the year ended December 31, 2018.

Changes in Internal Control over Financial Reporting

On September 1, 2017, we completed our acquisition of ACTIVE Network, which we have since been integrating into our North America segment. As part of our integration activities, we have completed the incorporation of ACTIVE Network's operations into our internal control over financial reporting program.

In the fourth quarter of 2018, we completed our acquisition of SICOM, which is being integrated into our North America segment. In accordance with our integration efforts, we plan to incorporate the operations of SICOM into our internal control over financial reporting program within the time period provided by the applicable SEC rules and regulations.

In the fourth quarter of 2018, we also added internal controls over disclosure related to the expected accounting and reporting effects of the new lease accounting standard, which is effective for us on January 1, 2019. We also implemented a new technology solution to assist with the necessary calculations to support the accounting and disclosure requirements of the new lease accounting standard.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors, executive officers and our corporate governance contained under the headings "Proposal 1: Election of Directors" and "Biographical Information About Our Executive Officers" and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading "Additional Information-Section 16(a) Beneficial Ownership Reporting Compliance" from our proxy statement to be delivered in connection with our 2019 Annual Meeting of Shareholders to be held on April 25, 2019 ("2019 Proxy Statement").

We have adopted codes of ethics that apply to our senior financial officers. The senior financial officers include our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller or persons performing similar functions. The code of ethics is available in the investor relations section of our website at www.globalpaymentsinc.com and as indicated in the section entitled "Where To Find Additional Information" in Part I to this Annual Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our code of ethics by posting such information on our website at the address and location set forth above.

ITEM 11 - EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation and the report of the Compensation Committee contained under the headings "Compensation Discussion and Analysis" and "Board and Corporate Governance-Director Compensation" from our 2019 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings "Common Stock Ownership-Common Stock Ownership by Management" and "Common Stock Ownership-Common Stock Ownership by Non-Management Shareholders" from our 2019 Proxy Statement.

The following table provides certain information as of December 31, 2018 concerning the shares of our common stock that may be issued under existing equity compensation plans. For more information on these plans, see "Note 12—Share-Based Awards and Options" in the notes to the accompanying consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	597,669	$59.16	12,883,324
Equity compensation plans not approved by security holders	—	—	—
Total	597,669	$59.16	12,883,324

The number of securities remaining available for future issuance under equity compensation plans reflected in column (c) above includes 10,610,164 shares authorized for issuance under our 2011 Amended and Restated Incentive Plan, all of which are available for issuance pursuant to grants of full-value stock awards, 2,173,140 shares authorized under our 2000 Employee Stock Purchase Plan, 33,684 shares authorized under our Amended and Restated 2005 Incentive Plan and 66,336 shares authorized under our 2000 Non-Employee Director Stock Option Plan. We do not intend to issue shares under either the Amended and Restated 2005 Incentive Plan or the 2000 Non-Employee Director Stock Option Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and our affiliates and the independence of our directors contained under the headings "Additional Information--Relationships and Related Party Transactions" and "Board and Corporate Governance-Board Independence" from our 2019 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading "Proposal Three: Ratification of Reappointment of Auditors" from our 2019 Proxy Statement.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES:

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

Page Number
Reports of Independent Registered Public Accounting Firm	51
Consolidated Statements of Income for the years ended December 31, 2018 and 2017, the seven months ended December 31, 2016 and the year ended May 31, 2016	54
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017, the seven months ended December 31, 2016 and the year ended May 31, 2016	55
Consolidated Balance Sheets as of December 31, 2018 and 2017	56
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, the seven months ended December 31, 2016 and the year ended May 31, 2016	57
Consolidated Statements of Changes in Equity for the years ended December 31, 2018 and 2017, the seven months ended December 31, 2016 and the year ended May 31, 2016	58
Notes to Consolidated Financial Statements	60

(2) Financial Statement Schedules

Page Number
Schedule II, Valuation and Qualifying Accounts	98

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

10.2
Second Amendment to Second Amended and Restated Credit Agreement, dated as of October 31, 2016, by and among the Company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on January 9, 2017.

10.3
Third Amendment dated March 30, 2017, to Second Amended and Restated Credit Agreement, dated as of July 31, 2015 among the Company, the other borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017.

10.4
Fourth Amendment, dated May 2, 2017, to Second Amended and Restated Credit Agreement, dated as of July 31, 2015 among the Company, the other borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by referenced to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017.

10.5
First Refinancing Facility Amendment to Second Amended and Restated Credit Agreement, dated March 20, 2018, by and among the Company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018.

10.6
Fifth Amendment to Second Amended and Restated Credit Agreement and First Amendment to Security Agreement, dated June 19, 2018, by and among the Company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018.

10.7*
Sixth Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2018, by and among the Company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent

10.8
First Amended and Restated Marketing Alliance Agreement with HSBC Bank plc, dated June 12, 2009, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed July 28, 2009, File No. 001-16111.

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

10.14+	Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed September 16, 2010.
10.15+	Amended and Restated 2011 Incentive Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KT filed on February 28, 2017.
10.16+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2018), incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 3, 2018.

10.17+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2018), incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 2, 2018.

10.18+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2018) incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 3, 2018.

10.19+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2017), incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 4, 2017.

10.20+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2017) incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 4, 2017.

10.21+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2017) incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 4, 2017.

10.22+	Form of Restricted Stock Award pursuant to the 2011 Incentive Plan (2016 fiscal year), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.
10.23+	Form of Restricted Stock Award pursuant to the 2011 Incentive Plan (2015 fiscal year), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.
10.24+	Form of Stock Option Award pursuant to the 2011 Incentive Plan (2015 fiscal year), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.
10.25+
Form of Performance Unit Award Certificate pursuant to the 2011 Incentive Plan (2015 fiscal year), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed April 8, 2015.

10.26+
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

10.28+
Annual Performance Plan, adopted August 29, 2012 (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011), incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed July 25, 2013.

10.29+
Employment Agreement by and between the Company and Jeffrey S. Sloan, dated as of March 30, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 1, 2010.

10.30+
Amendment to Employment Agreement by and between the Company and Jeffrey S. Sloan, dated as of October 1, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 7, 2013.

10.31+
Second Amendment to Employment Agreement by and between the Company and Jeffrey S. Sloan, dated as of August 29, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2014.

10.32+
Third Amendment to Employment Agreement between Jeffrey S. Sloan and the Company, dated August 27, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2018.

10.33+
Employment Agreement by and between the Company and David E. Mangum, dated as of March 1, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2010.

10.34+
Amendment to Employment Agreement by and between the Company and David E. Mangum, dated as of August 29, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 2, 2014.

10.35+
Employment Agreement by and between the Company and Cameron M. Bready, dated as of May 21, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2014.

10.36+
Amendment to Employment Agreement between Cameron M. Bready and the Company, dated August 27, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report On Form 10-Q filed on October 30, 2018.

10.37+
Employment Agreement by and between the Company and Guido F. Sacchi, dated as of December 1, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2014.

10.38+
Amendment to Employment Agreement between Guido F. Sacchi and the Company, dated August 27, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2018.

10.39+
Employment Agreement by and between the Company and David L. Green, dated as of December 1, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed January 8, 2014.

10.40+
Amendment to Employment Agreement between David L. Green and the Company, dated August 27, 2018, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2018.

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

* Filed herewith.
+ Management contract or compensatory plan or arrangement.
++ Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Global Payments Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule and/or exhibit upon request.

(b) Exhibits

Page Number
Index to Exhibits	103

(c)    Financial Statement Schedules

See Item 15(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2019.

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

	Signature	Title	Date

	/s/ William I Jacobs *	Chairman of the Board	February 21, 2019
William I Jacobs

	/s/ Robert H.B. Baldwin, Jr.*	Director	February 21, 2019
Robert H.B. Baldwin, Jr.

	/s/ John G. Bruno*	Director	February 21, 2019
John G. Bruno

	/s/ Mitchell L. Hollin*	Director	February 21, 2019
Mitchell L. Hollin

	/s/ Ruth Ann Marshall *	Director	February 21, 2019
Ruth Ann Marshall

	/s/ John M. Partridge *	Director	February 21, 2019
John M. Partridge

	/s/ William B. Plummer *	Director	February 21, 2019
William B. Plummer

	/s/ Alan M. Silberstein *	Director	February 21, 2019
Alan M. Silberstein

	/s/ Jeffrey S. Sloan	Director	February 21, 2019
Jeffrey S. Sloan

*By:	/s/ Jeffrey S. Sloan	Attorney-in-fact	February 21, 2019
Jeffrey S. Sloan