Form 10-Q
period 2019-03-31
GLOBAL PAYMENTS INC
filed 2019-05-02
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number: 001-16111

GLOBAL PAYMENTS INC.
(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Lenox Road, Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (770) 829-8000

Title of each class	Ticker symbol	Name of exchange on which registered
Common stock, no par value	GPN	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒
The number of shares of the issuer’s common stock, no par value, outstanding as of April 30, 2019 was 157,182,370.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended March 31, 2019

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018

Revenues	$883,039	$794,977
Operating expenses:
Cost of service	305,230	252,386
Selling, general and administrative	378,317	386,421
	683,547	638,807
Operating income	199,492	156,170

Interest and other income	2,934	11,694
Interest and other expense	(59,081)	(45,605)
	(56,147)	(33,911)
Income before income taxes	143,345	122,259
Provision for income taxes	(24,140)	(24,673)
Net income	119,205	97,586
Net income attributable to noncontrolling interests, net of income tax	(6,864)	(6,187)
Net income attributable to Global Payments	$112,341	$91,399

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.71	$0.57
Diluted earnings per share	$0.71	$0.57
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018

Net income	$119,205	$97,586
Other comprehensive income (loss):
Foreign currency translation adjustments	5,196	13,324
Income tax benefit related to foreign currency translation adjustments	34	399
Net unrealized (losses) gains on hedging activities	(14,509)	7,682
Reclassification of net unrealized gains on hedging activities to interest expense	(1,830)	(169)
Income tax benefit (provision) related to hedging activities	3,985	(1,865)
Other, net of tax	111	(52)
Other comprehensive income (loss)	(7,013)	19,319

Comprehensive income	112,192	116,905
Comprehensive income attributable to noncontrolling interests	(2,284)	(17,480)
Comprehensive income attributable to Global Payments	$109,908	$99,425
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,277,633	$1,210,878
Accounts receivable, net of allowances for doubtful accounts of $4,247 and $3,164, respectively	381,608	348,400
Settlement processing assets	2,775,371	1,600,222
Prepaid expenses and other current assets	235,139	216,708
Total current assets	4,669,751	3,376,208
Goodwill	6,345,998	6,341,355
Other intangible assets, net	2,405,333	2,488,618
Property and equipment, net	674,199	653,542
Deferred income taxes	7,288	8,128
Other noncurrent assets	647,052	362,923
Total assets	$14,749,621	$13,230,774
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$641,906	$700,486
Current portion of long-term debt	133,019	115,075
Accounts payable and accrued liabilities	1,161,421	1,176,703
Settlement processing obligations	2,579,876	1,276,356
Total current liabilities	4,516,222	3,268,620
Long-term debt	5,170,377	5,015,168
Deferred income taxes	569,169	585,025
Other noncurrent liabilities	351,392	175,618
Total liabilities	10,607,160	9,044,431
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 157,130,438 issued and outstanding at March 31, 2019 and 157,961,982 issued and outstanding at December 31, 2018	—	—
Paid-in capital	2,151,623	2,235,167
Retained earnings	2,111,798	2,066,415
Accumulated other comprehensive loss	(312,608)	(310,175)
Total Global Payments shareholders’ equity	3,950,813	3,991,407
Noncontrolling interests	191,648	194,936
Total equity	4,142,461	4,186,343
Total liabilities and equity	$14,749,621	$13,230,774
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$119,205	$97,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	41,155	33,918
Amortization of acquired intangibles	107,475	87,825
Amortization of capitalized contract costs	15,847	10,213
Share-based compensation expense	11,418	14,898
Provision for operating losses and bad debts	12,709	9,237
Deferred income taxes	(5,774)	910
Other, net	9,043	(1,937)
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(36,493)	13,050
Settlement processing assets and obligations, net	118,347	82,235
Prepaid expenses and other assets	(76,740)	(56,906)
Accounts payable and other liabilities	(86,463)	(6,488)
Net cash provided by operating activities	229,729	284,541
Cash flows from investing activities:
Acquisitions, net of cash acquired	(74,830)	—
Capital expenditures	(55,123)	(43,775)
Other, net	13,672	(1,586)
Net cash used in investing activities	(116,281)	(45,361)
Cash flows from financing activities:
Net repayments of settlement lines of credit	(55,350)	(192,517)
Proceeds from long-term debt	344,000	309,000
Repayments of long-term debt	(173,060)	(687,820)
Payment of debt issuance costs	—	(586)
Repurchase of common stock	(155,997)	—
Proceeds from stock issued under share-based compensation plans	7,848	2,613
Common stock repurchased - share-based compensation plans	(9,507)	(1,058)
Distributions to noncontrolling interests	(5,572)	—
Dividends paid	(1,571)	(1,593)
Net cash used in financing activities	(49,209)	(571,961)
Effect of exchange rate changes on cash	2,516	2,749
Increase (decrease) in cash and cash equivalents	66,755	(330,032)
Cash and cash equivalents, beginning of the period	1,210,878	1,335,855
Cash and cash equivalents, end of the period	$1,277,633	$1,005,823
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	157,962	$2,235,167	$2,066,415	$(310,175)	$3,991,407	$194,936	$4,186,343
Net income			112,341		112,341	6,864	119,205
Other comprehensive loss				(2,433)	(2,433)	(4,580)	(7,013)
Stock issued under share-based compensation plans	542	7,848			7,848		7,848
Common stock repurchased - share-based compensation plans	(79)	(10,200)			(10,200)		(10,200)
Share-based compensation expense		11,418			11,418		11,418
Distributions to noncontrolling interest					—	(5,572)	(5,572)
Repurchase of common stock	(1,295)	(92,610)	(65,387)		(157,997)		(157,997)
Dividends paid ($0.01 per share)			(1,571)		(1,571)		(1,571)
Balance at March 31, 2019	157,130	$2,151,623	$2,111,798	$(312,608)	$3,950,813	$191,648	$4,142,461

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	159,180	$2,379,774	$1,597,897	$(183,144)	$3,794,527	$170,704	$3,965,231
Cumulative effect of adoption of new accounting standard			50,970	(1,843)	49,127		49,127
Net income			91,399		91,399	6,187	97,586
Other comprehensive income				8,026	8,026	11,293	19,319
Stock issued under share-based compensation plans	418	2,613			2,613		2,613
Common stock repurchased - share-based compensation plans	(56)	(6,411)			(6,411)		(6,411)
Share-based compensation expense		14,898			14,898		14,898
Repurchase of common stock	(9)	(852)	(128)		(980)		(980)
Dividends paid ($0.01 per share)			(1,593)		(1,593)		(1,593)
Balance at March 31, 2018	159,533	$2,390,022	$1,738,545	$(176,961)	$3,951,606	$188,184	$4,139,790
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

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2018 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recently Adopted Accounting Pronouncements— In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases." ASU 2016-02 requires recognition of assets and liabilities for the rights and obligations created by leases and new disclosures about leases. We adopted ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB, on January 1, 2019 using the optional modified retrospective transition method. Under this transition method, we did not recast the prior period financial statements presented. We elected the transition package of three practical expedients, which among other things, allowed for the carryforward of historical lease classifications. We made accounting policy elections not to recognize assets or liabilities for leases with a term of less than twelve months and to account for all components in a lease arrangement as a single combined lease component.

The adoption of ASU 2016-02 resulted in the measurement and recognition of lease liabilities in the amount of $274.0 million and right-of-use assets in the amount of $236.0 million as of January 1, 2019. Lease liabilities were measured as the present value of remaining lease payments, and the corresponding right-of-use assets were measured at an amount equal to the lease liabilities adjusted by the amounts of certain assets and liabilities, such as deferred lease obligations and prepaid rent, that we previously recognized on the balance sheet prior to the initial application of ASU 2016-02. To calculate the present value of remaining lease payments, we elected to use an incremental borrowing rate based on the remaining lease term at transition.

Recently Issued Pronouncements Not Yet Adopted— In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (A Consensus of the FASB Emerging Issues Task Force)." ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract. The new guidance amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. We have historically capitalized implementation costs for internal-use software projects and will continue to do so pursuant to the clarifications provided in the new guidance. We expect to amortize deferred implementation costs to expense on a straight-line basis over the term of the hosting arrangement. The amendments in this update also provide additional presentation and disclosure requirements, including requirements to disclose the nature of an entity’s hosting arrangements that are service contracts as well as quantitative information about capitalized implementation costs and related amortization expense. The guidance will become effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. We are comparing the guidance in ASU 2018-15 to our current accounting practices for costs of implementation activities performed in cloud computing arrangements. We have not yet quantified the effect, if any, of ASU 2018-15 on our consolidated balance sheet or our statements of income and cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this update change how companies measure and recognize credit impairment for many financial instruments measured at amortized cost. The new model for current expected credit losses ("CECL") will require us to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial instruments that are in the scope of the update, including accounts receivable and settlement processing assets, each of which are short-term in nature. Under current GAAP, credit losses on these financial instruments are not recognized until their occurrence is deemed to be probable. The guidance will become effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. In general, the new guidance will require modified retrospective application to all outstanding financial assets that are in the scope of the update, with a cumulative-effect adjustment, if any, recorded to retained earnings as of the date of adoption. We are evaluating the effect of ASU 2016-13 on our consolidated financial statements, including comparing how we currently measure and recognize our allowance for doubtful accounts on accounts receivable and our reserve for operating losses and sales allowances to how we would make such measurements applying the new CECL model. We have not yet quantified the effect, if any, of ASU 2016-13 on our consolidated balance sheet or our statement of income.

NOTE 2—ACQUISITIONS

The transactions described below were accounted for as business combinations, which requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date.

SICOM

On October 17, 2018, we acquired SICOM Systems, Inc. ("SICOM") for total purchase consideration of $410.2 million, which we funded with cash on hand and by drawing on our Revolving Credit Facility (described in "Note 7—Long-Term Debt and Lines of Credit"). SICOM is a provider of end-to-end enterprise, cloud-based software solutions and other technologies to quick service restaurants and food service management companies. SICOM's technologies are complementary to our existing Xenial solutions, and we believe this acquisition will expand our software-driven payments strategy by enabling us to increase our capabilities and expand on our existing presence in the restaurant vertical market.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of March 31, 2019, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Cash and cash equivalents	$7,540
Property and equipment	5,838
Identified intangible assets	188,294
Other assets	22,275
Deferred income taxes	(48,560)
Other liabilities	(31,350)
Total identifiable net assets	144,037
Goodwill	266,164
Total purchase consideration	$410,201

During the three months ended March 31, 2019, we made an adjustment to reflect an increase in the total purchase consideration of $1.0 million. As of March 31, 2019, we considered these balances to be provisional because we were still in the process of gathering and reviewing information to support the valuations of the assets acquired and liabilities assumed.

Goodwill arising from the acquisition of $266.2 million, included in the North America segment, was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining our existing businesses. We expect that approximately $40 million of the goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets of SICOM and the respective aggregated weighted-average estimated amortization periods:

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods

	(in thousands)	(years)
Customer-related intangible assets	$104,900	14
Acquired technologies	65,312	6
Trademarks and trade names	11,202	3
Contract-based intangible assets	6,880	5
Total estimated acquired intangible assets	$188,294	10

AdvancedMD

On September 4, 2018, we acquired AdvancedMD, Inc. ("AdvancedMD") for total purchase consideration of $706.9 million, which we funded with cash on hand and by drawing on our Revolving Credit Facility. AdvancedMD is a provider of cloud-based enterprise software solutions to small-to-medium sized ambulatory care physician practices. We believe this acquisition will expand our software-driven payments strategy by enabling us to enter the healthcare vertical market, a large and fragmented market with strong payment fundamentals and attractive growth opportunities.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of March 31, 2019, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Cash and cash equivalents	$7,657
Property and equipment	5,672
Identified intangible assets	419,500
Other assets	11,785
Deferred income taxes	(93,372)
Other liabilities	(15,647)
Total identifiable net assets	335,595
Goodwill	371,290
Total purchase consideration	$706,885

During the three months ended March 31, 2019, we made measurement period adjustments, including a $5.6 million decrease in deferred income tax liabilities, which resulted in a corresponding decrease in goodwill. As of March 31, 2019, we considered these balances to be provisional because we were still in the process of gathering and reviewing information to support the valuation of the assets acquired and liabilities assumed.

Goodwill arising from the acquisition of $371.3 million, included in the North America segment, was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining our existing businesses. We expect that substantially all of the goodwill from this acquisition will not be deductible for income tax purposes.

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

NOTE 3—REVENUES

The following tables present a disaggregation of our revenue from contracts with customers by distribution channel for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	North America	Europe	Asia-Pacific	Total

	(in thousands)

Direct:
Relationship-led	$271,411	$97,041	$33,420	$401,872
Technology-enabled	341,241	45,828	28,327	415,396
	612,652	142,869	61,747	817,268
Wholesale	65,771	—	—	65,771
	$678,423	$142,869	$61,747	$883,039

	Three Months Ended March 31, 2018
	North America	Europe	Asia-Pacific	Total

	(in thousands)

Direct:
Relationship-led	$226,420	$92,214	$35,242	$353,876
Technology-enabled	283,358	51,063	22,429	356,850
	509,778	143,277	57,671	710,726
Wholesale	84,251	—	—	84,251
	$594,029	$143,277	$57,671	$794,977

ASC 606 requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three months ended March 31, 2019 and 2018, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of March 31, 2019 and 2018 was as follows:

	Balance Sheet Location	March 31, 2019	December 31, 2018

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$201,896	$194,616
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$16,282	$12,954

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$140,808	$146,947
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$9,045	$8,595

Revenue recognized for the three months ended March 31, 2019 and 2018 from contract liability balances at the beginning of the period was $58.5 million and $40.6 million, respectively.

NOTE 4—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of March 31, 2019 and December 31, 2018, settlement processing assets and obligations consisted of the following:

	March 31, 2019	December 31, 2018

	(in thousands)

Settlement processing assets:
Interchange reimbursement	$268,329	$154,978
Receivable from members	106,690	228,107
Receivable from networks	2,406,807	1,221,060
Exception items	9,885	7,636
Merchant reserves	(16,340)	(11,559)
	$2,775,371	$1,600,222

Settlement processing obligations:
Interchange reimbursement	$85,322	$193,235
Liability to members	(21,004)	(182,450)
Liability to merchants	(2,504,918)	(1,144,249)
Exception items	3,274	7,146
Merchant reserves	(136,686)	(145,826)
Reserve for operating losses and sales allowances	(5,864)	(4,212)
	$(2,579,876)	$(1,276,356)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2019 and December 31, 2018, goodwill and other intangible assets consisted of the following:

	March 31, 2019	December 31, 2018

	(in thousands)

Goodwill	$6,345,998	$6,341,355
Other intangible assets:
Customer-related intangible assets	$2,493,426	$2,486,217
Acquired technologies	914,127	896,701
Trademarks and trade names	293,177	289,588
Contract-based intangible assets	174,297	178,391
	3,875,027	3,850,897
Less accumulated amortization:
Customer-related intangible assets	916,457	860,715
Acquired technologies	390,868	351,170
Trademarks and trade names	92,436	83,234
Contract-based intangible assets	69,933	67,160
	1,469,694	1,362,279
	$2,405,333	$2,488,618

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2019:

	North America	Europe	Asia-Pacific	Total

	(in thousands)

Balance at December 31, 2018	$5,530,087	$484,761	$326,507	$6,341,355
Effect of foreign currency translation	3,786	(1,035)	1,948	4,699
Measurement-period adjustments	(4,092)	—	4,036	(56)
Balance at March 31, 2019	$5,529,781	$483,726	$332,491	$6,345,998

There were no accumulated impairment losses for goodwill as of March 31, 2019 or December 31, 2018.

NOTE 6—LEASES

Our leases consist primarily of operating real estate leases for office space in the markets in which we conduct business. Many of our operating leases include escalating rental payments and incentives, as well as termination and renewal options. Certain of our lease agreements provide that we pay the cost of property taxes, insurance and maintenance. As described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies," we adopted ASU 2016-02 on January 1, 2019. Unless otherwise indicated, the following information in this footnote applies only to periods after December 31, 2018.

We evaluate each of our lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if we obtain substantially all of the economic benefits of and have the right to control the use of an asset for a period of time. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease agreement. We recognize right-of-use assets and leases liabilities at the lease commencement date based on the present values of fixed lease payments over the term of the lease. Lease costs are recognized as expense on a straight-line basis over the lease term. We consider a termination or renewal option in the determination of the lease term when it is reasonably certain that we will exercise that option. The weighted-average remaining lease term at March 31, 2019 was 10.2 years. Because our leases generally do not provide a readily determinable implicit interest rate, we use an incremental borrowing rate to measure the lease liability and associated right-of-use asset at the lease commencement date. The incremental borrowing rate used is a fully collateralized rate that considers our credit rating, market conditions and the term of the lease at the lease commencement date. The weighted-average discount rate used in the measurement of our lease liabilities as of March 31, 2019 was 5.2%.

The effects of adopting ASU 2016-02 on our balance sheet is set forth in the table below. Adoption did not have a material effect on any line items in our consolidated statement of income or on our cash flows from operating activities, investing activities or financing activities included in our consolidated statement of cash flows. As of March 31, 2019 and January 1, 2019, right-of-use assets and lease liabilities consisted of the following (in thousands):

	Balance Sheet Location	March 31, 2019	January 1, 2019

Assets:
Operating lease right-of-use assets(1)	Other noncurrent assets	$225,300	$235,979

Liabilities:
Operating lease liabilities (current)	Accounts payable and accrued liabilities	$36,394	$37,339
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	230,260	236,697
Total operating lease liabilities		$266,654	$274,036

(1) Approximately 90% of our operating lease right-of-use assets are located in the United States.

As of March 31, 2019, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2019	$38,514
2020	43,533
2021	34,784
2022	31,883
2023	27,914
2024	26,323
2025 and thereafter	145,594
Total lease payments(1)	348,545
Imputed interest	(81,891)
Total operating lease liabilities	$266,654

(1) Total lease payments do not include approximately $81 million for operating leases that had not yet commenced at March 31, 2019. We expect the lease commencement date for these leases to occur later in 2019 and in 2020.

Operating lease costs in our consolidated statement of income for the three months ended March 31, 2019 were $15.7 million, including $14.5 million in selling, general and administrative expenses and $1.2 million in cost of services. Total lease costs include variable lease costs of approximately $2.4 million, which are primarily comprised of the cost of property taxes, insurance and maintenance. Lease costs for leases with a term of less than twelve months were which are not material for the three months ended March 31, 2019.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 was $12.5 million, which is included as a component of cash provided by operating activities in the consolidated statement of cash flows. Operating lease liabilities arising from obtaining new or modified right-of-use assets were $1.5 million for the three months ended March 31, 2019.

Future minimum payments at December 31, 2018 for noncancelable operating leases were as follows (in thousands):

Year ending December 31:
2019	$50,095
2020	47,700
2021	40,035
2022	37,055
2023	33,298
2024 and thereafter	225,225
Total future minimum payments(1)	$433,408

(1) Future minimum lease payments include approximately $70 million for operating leases that had not commenced at December 31, 2018.

NOTE 7—LONG-TERM DEBT AND LINES OF CREDIT

As of March 31, 2019 and December 31, 2018, long-term debt consisted of the following:

	March 31, 2019	December 31, 2018

	(in thousands)

Credit Facility:
Term loans (face amounts of $4,441,578 and $4,463,643 at March 31, 2019 and December 31, 2018, respectively, less unamortized debt issuance costs of $35,182 and $37,400 at March 31, 2019 and December 31, 2018, respectively)	$4,406,396	$4,426,243
Revolving Credit Facility	897,000	704,000
Total long-term debt	5,303,396	5,130,243
Less current portion of Credit Facility (face amounts of $142,044 and $124,176 at March 31, 2019 and December 31, 2018, respectively, less unamortized debt issuance costs of $9,086 and $9,101 at March 31, 2019 and December 31, 2018, respectively, and the current portion of capital lease obligations of $62)	133,019	115,075
Long-term debt, excluding current portion	$5,170,377	$5,015,168

Maturity requirements on long-term debt as of March 31, 2019 by year are as follows (in thousands):

Year ending December 31,
2019	$102,111
2020	159,979
2021	195,848
2022	267,587
2023	4,138,053
2024 and thereafter	475,000
Total	$5,338,578

Credit Facility

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). As of March 31, 2019, the Credit Facility provided for secured financing comprised of (i) a $1.5 billion revolving credit facility ("Revolving Credit Facility"); (ii) a $1.5 billion term loan ("Term A Loan"), (iii) a $1.37 billion term loan ("Term A-2 Loan"), (iv) a $1.14 billion term loan ("Term B-2 Loan"); and (v) a $500 million term loan ("Term B-4 Loan"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility. The total available commitments under the Revolving Credit Facility at March 31, 2019 were $590.5 million.

The Credit Facility provides for an interest rate, at our election, of either London Interbank Offered Rate or a base rate, in each case plus a margin. As of March 31, 2019, the interest rates on the Term A Loan, the Term A-2 Loan, the Term B-2 Loan and the Term B-4 Loan were 4.00%, 4.00%, 4.25% and 4.25%, respectively. As of March 31, 2019, the interest rate on the Revolving Credit Facility was 3.91%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

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

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of March 31, 2019 and December 31, 2018, a total of $69.0 million and $70.6 million, respectively, of cash on deposit was used to determine the available credit.

As of March 31, 2019 and December 31, 2018, respectively, we had $641.9 million and $700.5 million outstanding under these lines of credit with additional capacity of $725.2 million as of March 31, 2019 to fund settlement. The weighted-average interest rate on these borrowings was 2.57% and 2.97% at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the maximum and average outstanding balances under these lines of credit were $685.4 million and $390.0 million, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios, as defined in the agreement. As of March 31, 2019, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than: (i) 5.00 to 1.00 as of the end of any fiscal quarter ending during the period from April 1, 2018 through June 30, 2019; (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2019 through June 30, 2020; and (iii) 4.50 to 1.00 as of the end of any fiscal quarter ending thereafter. The interest coverage ratio is required to be no less than 3.25 to 1.00.

The Credit Facility Agreement includes covenants, subject in each case to exceptions and qualifications that may restrict certain payments, including in certain circumstances, the repurchasing of our common stock and paying cash dividends in excess of our current rate of $0.01 per share per quarter. We were in compliance with all applicable covenants as of March 31, 2019.

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

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at March 31, 2019	Range of Maturity Dates at March 31, 2019	March 31, 2019	December 31, 2018

				(in thousands)

Interest rate swaps (Notional of $250 million at March 31, 2019 and $750 million at December 31, 2018)	Prepaid expenses and other current assets	1.58%	December 31, 2019	$1,602	$3,200
Interest rate swaps (Notional of $550 million at March 31, 2019 and December 31, 2018)	Other noncurrent assets	1.65%	July 31, 2020 - March 31, 2021	$5,248	$8,256
Interest rate swaps (Notional of $1,250 million at March 31, 2019 and $950 million at December 31, 2018)	Accounts payable and accrued liabilities	2.73%	December 31, 2022	$26,333	$14,601

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018

	(in thousands)

Amount of net unrealized (losses) gains recognized in other comprehensive income (loss)	$(14,509)	$7,682
Amount of net unrealized gains reclassified out of other comprehensive income (loss) to interest expense	$(1,830)	$(169)

As of March 31, 2019, the amount of net unrealized gains in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $1.3 million.

Interest Expense

Interest expense was approximately $55.4 million and $45.5 million for the three months ended March 31, 2019 and 2018, respectively.

NOTE 8—INCOME TAX

Our effective income tax rate was 16.8% for the three months ended March 31, 2019 and 20.2% for the three months ended March 31, 2018. Our effective income tax rate for the three months ended March 31, 2019 differs from the U.S. statutory rate primarily due to the excess tax benefits of share-based awards that are recognized upon vesting or settlement.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world, including, without limitation, the United States and the United Kingdom. We are no longer subject to state income tax examinations for years ended on or before May 31, 2010, U.S. federal income tax examinations for years ended on or before May 31, 2013 and U.K. federal income tax examinations for years ended on or before May 31, 2014.

NOTE 9—SHAREHOLDERS’ EQUITY

We make repurchases of our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. As of March 31, 2019, we were authorized to repurchase up to $638.0 million of our common stock. During the three months ended March 31, 2019, through open market repurchase plans, we repurchased and retired 1,295,282 shares of our common stock at an aggregate cost of $158.0 million, or an average cost of $121.98 per share, including commissions. During the three months ended March 31, 2018, through open market repurchase plans, we repurchased and retired 8,926 shares of our common stock at a cost of $1.0 million, or an average cost of $109.79 per share, including commissions.

On April 25, 2019, our board of directors declared a dividend of $0.01 per share payable on June 28, 2019 to common shareholders of record as of June 14, 2019.

NOTE 10—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended
	March 31, 2019	March 31, 2018

	(in thousands)

Share-based compensation expense	$11,418	$14,898
Income tax benefit	$2,509	$3,285

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the three months ended March 31, 2019:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2018	1,084	$108.51
Granted	458	133.13
Vested	(226)	92.19
Forfeited	(28)	99.65
Unvested at March 31, 2019	1,288	$120.33

The total fair value of restricted stock and performance awards vested during the three months ended March 31, 2019 and March 31, 2018 was $20.8 million and $13.0 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $10.1 million and $13.8 million during the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, there was $110.4 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.4 years. Our restricted stock and performance award plans provide for accelerated vesting under certain conditions.

Stock Options

The following table summarizes changes in stock option activity for the three months ended March 31, 2019:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2018	598	$59.16	6.2	$27.3
Granted	109	128.22
Forfeited	—	—
Exercised	(170)	35.91
Outstanding at March 31, 2019	537	$80.59	7.1	$30.0

Options vested and exercisable at March 31, 2019	319	$58.70	5.7	$24.8

We recognized compensation expense for stock options of $0.7 million during each of the three months ended March 31, 2019 and 2018. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 and March 31, 2018 was $15.9 million and $2.1 million, respectively. As of March 31, 2019, we had $6.9 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.4 years.

The weighted-average grant-date fair value of each stock option granted during the three months ended March 31, 2019 and March 31, 2018 was $39.60 and $35.09, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2019	March 31, 2018

Risk-free interest rate	2.49%	2.60%
Expected volatility	30%	29%
Dividend yield	0.04%	0.04%
Expected term (years)	5	5

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

NOTE 11—EARNINGS PER SHARE

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

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018

	(in thousands)

Basic weighted-average number of shares outstanding	157,519	159,321
Plus: Dilutive effect of stock options and other share-based awards	499	714
Diluted weighted-average number of shares outstanding	158,018	160,035

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three months ended March 31, 2019 and 2018:

	Foreign Currency Translation	Unrealized Gains on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2018	$(304,274)	$(2,374)	$(3,527)	$(310,175)
Other comprehensive income (loss)	9,807	(12,351)	111	(2,433)
Balance at March 31, 2019	$(294,467)	$(14,725)	$(3,416)	$(312,608)

Balance at December 31, 2017	$(185,856)	$6,999	$(4,287)	$(183,144)
Cumulative effect of adoption of new accounting standard	(1,843)	—	—	(1,843)
Other comprehensive income (loss)	2,430	5,648	(52)	8,026
Balance at March 31, 2018	$(185,269)	$12,647	$(4,339)	$(176,961)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was a loss of $4.6 million and income of $11.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

NOTE 13—SEGMENT INFORMATION

We operate in three reportable segments: North America, Europe and Asia-Pacific. We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and certain compensation costs are included in Corporate in the following table. Interest and other income, interest and other expense and provision for income taxes are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2018 and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues and consolidated operating income was as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018

	(in thousands)

Revenues(1):
North America	$678,423	$594,029
Europe	142,869	143,277
Asia-Pacific	61,747	57,671
Consolidated revenues	$883,039	$794,977

Operating income (loss)(1):
North America	$156,146	$125,404
Europe	71,961	70,548
Asia-Pacific	27,274	23,774
Corporate(2)	(55,889)	(63,556)
Consolidated operating income	$199,492	$156,170

Depreciation and amortization(1):
North America	$128,237	$102,525
Europe	12,994	12,745
Asia-Pacific	5,040	4,632
Corporate	2,359	1,841
Consolidated depreciation and amortization	$148,630	$121,743

(1) Revenues, operating income and depreciation and amortization reflect the effect of acquired businesses from the respective dates of acquisition. For further discussion, see "Note 2—Acquisitions."

(2) During the three months ended March 31, 2019 and March 31, 2018, operating loss for Corporate included acquisition and integration expenses of $5.3 million and $18.3 million, respectively.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. See "Forward-Looking Statements" below for additional information.

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

On October 17, 2018, we acquired SICOM Systems, Inc. ("SICOM") for total purchase consideration of $410.2 million, which we funded with cash on hand and by drawing on our Revolving Credit Facility (described in "Note 7—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements). SICOM is a provider of end-to-end enterprise, cloud-based software solutions and other technologies to quick service restaurants and food service management companies.

On September 4, 2018, we acquired AdvancedMD, Inc. ("AdvancedMD") for total purchase consideration of $706.9 million, which we funded with cash on hand and by drawing on our Revolving Credit Facility. AdvancedMD is a provider of cloud-based enterprise software solutions to small-to-medium sized ambulatory care physician practices.

Highlights related to our financial condition and results of operations for the three months ended March 31, 2019 are:

•
Consolidated revenues were $883.0 million for the three months ended March 31, 2019, compared to $795.0 million for the prior-year period, primarily due to additional revenues from businesses acquired in 2018.

•
Consolidated operating income was $199.5 million for the three months ended March 31, 2019, compared to $156.2 million for the prior-year period. Our operating margin for the three months ended March 31, 2019 was 22.6%, compared to 19.6% for the prior-year period.

•	Net income attributable to Global Payments was $112.3 million for the three months ended March 31, 2019, compared to $91.4 million for the prior-year period.

•	Diluted earnings per share was $0.71 for the three months ended March 31, 2019, compared to $0.57 for the prior-year period.

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

We also believe new markets will continue to develop in areas that have been previously dominated by paper-based transactions. We expect industries such as education, government and healthcare, as well as payment types such as recurring payments and business-to-business payments, to continue to migrate transactions to electronic-based solutions. We anticipate that the continued development of new services and the emergence of new vertical markets will be factors in the growth of our business and our revenue in the future.

Results of Operations

The following table sets forth key selected financial data for the three months ended March 31, 2019 and 2018, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount.

	Three Months Ended March 31, 2019	% of Revenues(1)	Three Months Ended March 31, 2018	% of Revenues(1)	Change	% Change

	(dollar amounts in thousands)

Revenues:
North America	$678,423	76.8%	$594,029	74.7%	$84,394	14.2%
Europe	142,869	16.2%	143,277	18.0%	(408)	(0.3)%
Asia-Pacific	61,747	7.0%	57,671	7.3%	4,076	7.1%
Total revenues	$883,039	100.0%	$794,977	100.0%	$88,062	11.1%

Consolidated operating expenses:
Cost of service	$305,230	34.6%	$252,386	31.7%	$52,844	20.9%
Selling, general and administrative	378,317	42.8%	386,421	48.6%	(8,104)	(2.1)%
Operating expenses	$683,547	77.4%	$638,807	80.4%	$44,740	7.0%

Operating income:
North America	$156,146		$125,404		$30,742	24.5%
Europe	71,961		70,548		1,413	2.0%
Asia-Pacific	27,274		23,774		3,500	14.7%
Corporate(2)	(55,889)		(63,556)		7,667	(12.1)%
Operating income	$199,492	22.6%	$156,170	19.6%	$43,322	27.7%

Operating margin:
North America	23.0%		21.1%		1.9%
Europe	50.4%		49.2%		1.2%
Asia-Pacific	44.2%		41.2%		3.0%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Operating loss for Corporate included acquisition and integration expenses of $5.3 million and $18.3 million during the three months ended March 31, 2019 and 2018, respectively. These expenses are included primarily in selling, general and administrative expenses in the unaudited consolidated statements of income.

Revenues

Consolidated revenues increased by 11.1% to $883.0 million for the three months ended March 31, 2019, compared to $795.0 million for the prior-year period, despite the unfavorable effect of fluctuations in foreign currency exchange rates, primarily due to revenue growth in our North America segment. For the three months ended March 31, 2019, currency exchange rate fluctuations reduced our consolidated revenues by $21.8 million compared to the prior year, calculated by converting revenues for the current period in local currencies using exchange rates for the prior-year period.

North America Segment. Revenues from our North America segment increased by 14.2% to $678.4 million for the three months ended March 31, 2019, compared to $594.0 million for the prior-year period, primarily due to additional revenues from the acquisitions of AdvancedMD and SICOM in 2018.

Europe Segment. Revenues from our Europe segment were relatively flat at $143 million for the three months ended March 31, 2019, compared to the prior-year period, despite the unfavorable effect of fluctuations in foreign currency exchange rates of $14.4 million.

Asia-Pacific Segment. Revenues from our Asia-Pacific segment increased by 7.1% to $61.7 million for the three months ended March 31, 2019, compared to $57.7 million for the prior-year period primarily due to organic growth, partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates of $3.7 million.

Operating Expenses

Cost of Service. Cost of service increased by 20.9% to $305.2 million for the three months ended March 31, 2019, compared to $252.4 million for the prior-year period. Cost of service as a percentage of revenues was 34.6% for the three months ended March 31, 2019, compared to 31.7% for the prior-year period. These increases were primarily due to an increase in amortization of acquired intangibles of $19.7 million and to additional costs to support the growth of our business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 2.1% to $378.3 million for the three months ended March 31, 2019, compared to $386.4 million for the prior year period. Selling, general and administrative expenses as a percentage of revenues was 42.8% for the three months ended March 31, 2019, compared to 48.6% for the prior-year period. These decreases were due primarily to a decrease in acquisition and integration expenses of $13.0 million, partially offset by additional costs to support the growth of our business.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment increased by 24.5% to $156.1 million for the three months ended March 31, 2019, compared to $125.4 million for the prior-year period, primarily due to revenue growth. Operating margin increased to 23.0% for the three months ended March 31, 2019, compared to 21.1% for the prior-year period.

Europe Segment. Operating income in our Europe segment increased by 2.0% to $72.0 million for the three months ended March 31, 2019, compared to $70.5 million for the prior-year period. Operating margin increased to 50.4% for the three months ended March 31, 2019, compared to 49.2% for the prior-year period.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment increased by 14.7% to $27.3 million for the three months ended March 31, 2019, compared to $23.8 million for the prior-year period, primarily due to revenue growth. Operating margin increased to 44.2% for the three months ended March 31, 2019, compared to 41.2% for the prior-year period, primarily due to a decrease in certain operating expenses.

Corporate. Corporate expenses decreased by 12.1% to $55.9 million for the three months ended March 31, 2019, compared to $63.6 million for the prior-year period, primarily due to a decrease in acquisition and integration expenses of $13.0 million, partially offset by additional costs to support the growth of our business.

Other Income/Expense, Net

Interest and other income decreased by $8.8 million for the three months ended March 31, 2019, compared to the prior-year period. Interest and other income for the three months ended March 31, 2018 included a gain of $9.6 million recognized on the reorganization of a debit network association of which we were a member through one of our Canadian subsidiaries.

Interest and other expense increased by $13.5 million for the three months ended March 31, 2019, compared to the prior-year period. Interest expense for the three months ended March 31, 2019 primarily reflects the increase in our outstanding long-term debt.

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2019 was 16.8%, compared to 20.2% for the prior-year period. Our effective income tax rate for the three months ended March 31, 2019 was lower than the prior year primarily due to an increase in the excess tax benefits of share-based awards that are recognized upon vesting or settlement.

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

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. We use our financing, such as term loans and our Revolving Credit Facility, for general corporate purposes and to fund acquisitions. In addition, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card network. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, through the issuance of debt or equity or by other means.

At March 31, 2019, we had cash and cash equivalents totaling $1,277.6 million. Of this amount, we consider $489.6 million to be available for general purposes, of which approximately $25 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $489.6 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf.

Operating activities provided net cash of $229.7 million and $284.5 million for the three months ended March 31, 2019 and 2018, respectively, which reflect net income adjusted for non-cash items, including depreciation and amortization expenses, and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, especially changes in settlement processing assets and liabilities, and by the effects of businesses we acquire that have different working capital requirements. Changes in settlement processing assets and liabilities increased operating cash flows by $118.3 million and $82.2 million during the three months ended March 31, 2019 and 2018, respectively. The decrease in cash flows from operating activities from the prior-year period was primarily due to the timing of supplier payments and customer receipts.

We used net cash in investing activities of $116.3 million and $45.4 million during the three months ended March 31, 2019 and 2018, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions and capital expenditures. During the three months ended March 31, 2019, we used cash of $74.8 million to complete acquisitions. We made capital expenditures of $55.1 million and $43.8 million to purchase property and equipment during the three months ended March 31, 2019 and 2018, respectively. These investments include software and hardware to support the development of new technologies, continued consolidation and enhancement of our operating platforms and infrastructure to support our growing business. During the year ending December 31, 2019, we expect aggregate capital expenditures for property and equipment to approximate $230 million.

Financing activities include borrowings and repayments made under our Credit Facility (described in "Note 7—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements) as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs as well as cash distributions made to noncontrolling interests and our shareholders. Cash flows from financing activities used net cash of $49.2 million and $572.0 million during the three months ended March 31, 2019 and 2018, respectively, primarily as a result of net repayments under our Credit Facility and settlement lines of credit, as well as funds used to repurchase shares of our common stock in 2019.

Repayments of long-term debt were $173.1 million and $687.8 million for the three months ended March 31, 2019 and 2018, respectively. Repayments of long-term debt consist of repayments that we make with available cash, from time-to-time, under our Revolving Credit Facility as well as scheduled principal repayments made under our term loans.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the three months ended March 31, 2019 and 2018, we had net repayments of settlement lines of credit of $55.4 million and $192.5 million, respectively.

We make repurchases of our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the three months ended March 31, 2019, we used $156.0 million to repurchase shares of our common stock. As of March 31, 2019, we had $638.0 million of share repurchase authority remaining under a share repurchase program authorized by the board of directors, announced on February 5, 2019.

We believe that our current level of cash and borrowing capacity under our long-term debt and lines of credit described below, together with future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Lines of Credit

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). As of March 31, 2019, the Credit Facility provided for secured financing comprised of (i) a $1.5 billion revolving credit facility "Revolving Credit Facility"); (ii) a $1.5 billion term loan ("Term A Loan"), (iii) a $1.37 billion term loan ("Term A-2 Loan"), (iv) a $1.14 billion term loan facility (Term B-2 Loan"); and (v) a $500 million term loan ("Term B-4 Loan"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility. As of March 31, 2019, the aggregate outstanding balance on the term loans was $4.4 billion, and the outstanding balance on the Revolving Credit Facility was $897.0 million. The total available commitments under the Revolving Credit Facility at March 31, 2019 were $590.5 million.

The Credit Facility provides for an interest rate, at our election, of either the London Interbank Offered Rate or a base rate, in each case plus a margin. As of March 31, 2019, the interest rates on the Term A Loan, the Term A-2 Loan, the Term B-2 Loan and the Term B-4 Loan were 4.00%, 4.00% and 4.25% and 4.25%, respectively. As of March 31, 2019, the interest rate on the Revolving Credit Facility was 3.91%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30%, depending on our leverage ratio.

The Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility expires, on January 20, 2023. The Term B-2 Loan matures on April 22, 2023. The Term B-4 Loan matures on October 18, 2025. The Term A Loan and Term A-2 Loan principal amounts must each be repaid in quarterly installments in the amount of 0.625% of principal through June 2019, increasing to 1.25% of principal through June 2021, increasing to 1.875% of principal through June 2022 and increasing to 2.50% of principal through December 2022, with the remaining principal balance due upon maturity` in January 2023. The Term B-2 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023. The Term B-4 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through September 2025, with the remaining principal balance due upon maturity in October 2025.

We may issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants."

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of March 31, 2019 and December 31, 2018, a total of $69.0 million and $70.6 million, respectively, of cash on deposit was used to determine the available credit.

As of March 31, 2019 and December 31, 2018, respectively, we had $641.9 million and $700.5 million outstanding under these lines of credit with additional capacity of $725.2 million as of March 31, 2019 to fund settlement. The weighted-average interest rate on these borrowings was 2.57% and 2.97% at March 31, 2019 and December 31, 2018, respectively.

Compliance with Covenants

The Credit Facility Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios as defined in the agreement. As of March 31, 2019, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than: (i) 5.00 to 1.00 as of the end of any fiscal quarter ending during the period from April 1, 2018 through June 30, 2019; (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2019 through June 30, 2020; and (iii) 4.50 to 1.00 as of the end of any fiscal quarter ending thereafter. The interest coverage ratio is required to be no less than 3.25 to 1.00. We were in compliance with all applicable covenants as of March 31, 2019.

The Credit Facility Agreement includes covenants, subject in each case to exceptions and qualifications that may restrict certain payments, including, in certain circumstances, the repurchasing of our common stock and paying cash dividends in excess of our current rate of $0.01 per share per quarter.

See "Note 7—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our borrowing arrangements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenues, results of operations or capital resources, other than the guarantee services described in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Important factors that may cause actual events or results to differ materially from those anticipated by such forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors, our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; development of market trends and technologies; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; change in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations, including without limitation difficulties and delays in integrating or fully realizing cost savings and other benefits of our acquisitions at all or within the expected time period; fully realizing anticipated annual interest expense savings from refinancing our Credit Facility; our loss of key personnel and other risk factors presented in Item 1- Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 and any subsequent SEC filings, which we advise you to review.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended March 31, 2019. For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, we added internal controls related to the automation of certain processes and activities associated with a newly implemented cloud-based accounting and financial reporting system. We also added internal controls in support of the accounting, reporting and disclosure requirements of the new lease accounting standard, which was effective on January 1, 2019. To assist with the necessary calculations to support the accounting and disclosure requirements of the new lease accounting standard, we implemented a new technology solution, as well as related internal controls.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2019 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
January 2019	403,663	$109.02	403,593	$638.8
February 2019	461,059	122.78	417,378	638.4
March 2019	509,235	132.71	474,311	638.0
Total	1,373,957	$122.42	1,295,282	$638.0

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended March 31, 2019, pursuant to our employee incentive plans, we withheld 78,675 shares at an average price per share of $129.65 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

(2)
On February 5, 2019, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $750 million. As of March 31, 2019, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $638.0 million. The board authorization does not expire, but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

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

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed July 25, 2013.
3.2	Eighth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 4, 2017.
10.1*	Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2019).
10.2*	Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2019).
10.3*	Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2019).
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements.

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

Global Payments Inc.
(Registrant)

Date: May 2, 2019	/s/ Cameron M. Bready
Cameron M. Bready
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)