Form 10-Q
period 2019-06-30
GLOBAL PAYMENTS INC
filed 2019-07-30
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number: 001-16111
GLOBAL PAYMENTS INC.
(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Lenox Road	,	Atlanta	,	Georgia	30326
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: (770) 829-8000

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Ticker symbol	Name of exchange on which registered
Common stock, no par value	GPN	New York Stock Exchange

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
The number of shares of the issuer’s common stock, no par value, outstanding as of July 25, 2019 was 156,678,101.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended June 30, 2019

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	June 30, 2019	June 30, 2018

Revenues	$935,152	$833,164
Operating expenses:
Cost of service	302,276	264,544
Selling, general and administrative	411,150	377,883
	713,426	642,427
Operating income	221,726	190,737

Interest and other income	6,176	2,568
Interest and other expense	(65,616)	(47,720)
	(59,440)	(45,152)
Income before income taxes	162,286	145,585
Provision for income taxes	(32,247)	(27,856)
Net income	130,039	117,729
Net income attributable to noncontrolling interests, net of income tax	(9,581)	(8,660)
Net income attributable to Global Payments	$120,458	$109,069

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.77	$0.69
Diluted earnings per share	$0.77	$0.68
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	June 30, 2019	June 30, 2018

Revenues	$1,818,190	$1,628,141
Operating expenses:
Cost of service	607,505	516,930
Selling, general and administrative	789,467	764,304
	1,396,972	1,281,234
Operating income	421,218	346,907

Interest and other income	9,112	14,262
Interest and other expense	(124,697)	(93,325)
	(115,585)	(79,063)
Income before income taxes	305,633	267,844
Provision for income taxes	(56,388)	(52,529)
Net income	249,245	215,315
Net income attributable to noncontrolling interests, net of income tax	(16,445)	(14,847)
Net income attributable to Global Payments	$232,800	$200,468

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.48	$1.26
Diluted earnings per share	$1.48	$1.25
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30, 2019	June 30, 2018

Net income	$130,039	$117,729
Other comprehensive income (loss):
Foreign currency translation adjustments	7,704	(78,550)
Income tax benefit (provision) related to foreign currency translation adjustments	1,517	(763)
Net unrealized gains (losses) on hedging activities	(42,222)	2,932
Reclassification of net unrealized gains on hedging activities to interest expense	(893)	(1,104)
Income tax benefit (provision) related to hedging activities	10,527	(445)
Other, net of tax	17	52
Other comprehensive loss	(23,350)	(77,878)

Comprehensive income	106,689	39,851
Comprehensive (income) loss attributable to noncontrolling interests	(13,529)	2,551
Comprehensive income attributable to Global Payments	$93,160	$42,402

	Six Months Ended
	June 30, 2019	June 30, 2018

Net income	$249,245	$215,315
Other comprehensive income (loss):
Foreign currency translation adjustments	12,902	(65,225)
Income tax benefit (provision) related to foreign currency translation adjustments	1,551	(365)
Net unrealized gains (losses) on hedging activities	(56,731)	10,508
Reclassification of net unrealized gains on hedging activities to interest expense	(2,723)	(1,167)
Income tax benefit (provision) related to hedging activities	14,512	(2,310)
Other, net of tax	128	—
Other comprehensive loss	(30,361)	(58,559)

Comprehensive income	218,884	156,756
Comprehensive income attributable to noncontrolling interests	(15,815)	(14,930)
Comprehensive income attributable to Global Payments	$203,069	$141,826
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,047,727	$1,210,878
Accounts receivable, net	394,603	348,400
Settlement processing assets	2,844,267	1,600,222
Prepaid expenses and other current assets	261,082	216,708
Total current assets	4,547,679	3,376,208
Goodwill	6,345,563	6,341,355
Other intangible assets, net	2,308,333	2,488,618
Property and equipment, net	712,396	653,542
Deferred income taxes	6,950	8,128
Other noncurrent assets	663,151	362,923
Total assets	$14,584,072	$13,230,774
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$736,209	$700,486
Current portion of long-term debt	151,062	115,075
Accounts payable and accrued liabilities	1,117,938	1,176,703
Settlement processing obligations	2,478,373	1,276,356
Total current liabilities	4,483,582	3,268,620
Long-term debt	5,000,585	5,015,168
Deferred income taxes	556,130	585,025
Other noncurrent liabilities	368,659	175,618
Total liabilities	10,408,956	9,044,431
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 200,000,000 shares authorized; 156,674,688 issued and outstanding at June 30, 2019 and 157,961,982 issued and outstanding at December 31, 2018	—	—
Paid-in capital	2,126,065	2,235,167
Retained earnings	2,204,445	2,066,415
Accumulated other comprehensive loss	(339,906)	(310,175)
Total Global Payments shareholders’ equity	3,990,604	3,991,407
Noncontrolling interests	184,512	194,936
Total equity	4,175,116	4,186,343
Total liabilities and equity	$14,584,072	$13,230,774
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$249,245	$215,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	82,760	69,088
Amortization of acquired intangibles	210,993	176,303
Amortization of capitalized contract costs	31,965	23,835
Share-based compensation expense	27,914	30,104
Provision for operating losses and bad debts	18,637	22,942
Deferred income taxes	(6,483)	(3,061)
Other, net	22,469	(6,228)
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(49,774)	(21,763)
Settlement processing assets and obligations, net	(41,715)	95,232
Prepaid expenses and other assets	(148,435)	(92,154)
Accounts payable and other liabilities	(150,223)	(2,857)
Net cash provided by operating activities	247,353	506,756
Cash flows from investing activities:
Acquisitions, net of cash acquired	(78,245)	—
Capital expenditures	(133,312)	(102,669)
Other, net	13,182	(1,436)
Net cash used in investing activities	(198,375)	(104,105)
Cash flows from financing activities:
Net borrowings (repayments) of settlement lines of credit	32,163	(88,325)
Proceeds from long-term debt	586,000	694,214
Repayments of long-term debt	(569,119)	(1,024,695)
Payment of debt issuance costs	—	(10,884)
Repurchase of common stock	(233,996)	(177,261)
Proceeds from stock issued under share-based compensation plans	12,952	6,340
Common stock repurchased - share-based compensation plans	(11,167)	(9,989)
Distributions to noncontrolling interests	(26,239)	—
Dividends paid	(3,137)	(3,171)
Net cash used in financing activities	(212,543)	(613,771)
Effect of exchange rate changes on cash	414	(25,206)
Decrease in cash and cash equivalents	(163,151)	(236,326)
Cash and cash equivalents, beginning of the period	1,210,878	1,335,855
Cash and cash equivalents, end of the period	$1,047,727	$1,099,529
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2019	157,130	$2,151,623	$2,111,798	$(312,608)	$3,950,813	$191,648	$4,142,461
Net income			120,458		120,458	9,581	130,039
Other comprehensive income (loss)				(27,298)	(27,298)	3,948	(23,350)
Stock issued under share-based compensation plans	67	5,104			5,104		5,104
Common stock repurchased - share-based compensation plans	(9)	(1,406)			(1,406)		(1,406)
Share-based compensation expense		16,497			16,497		16,497
Distributions to noncontrolling interest					—	(20,665)	(20,665)
Repurchase of common stock	(513)	(45,753)	(26,246)		(71,999)		(71,999)
Dividends paid ($0.01 per share)			(1,565)		(1,565)		(1,565)
Balance at June 30, 2019	156,675	$2,126,065	$2,204,445	$(339,906)	$3,990,604	$184,512	$4,175,116

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2018	159,533	$2,390,022	$1,738,545	$(176,961)	$3,951,606	$188,184	$4,139,790
Net income			109,069		109,069	8,660	117,729
Other comprehensive loss				(66,668)	(66,668)	(11,210)	(77,878)
Stock issued under share-based compensation plans	151	3,727			3,727		3,727
Common stock repurchased - share-based compensation plans	(10)	(1,078)			(1,078)		(1,078)
Share-based compensation expense		15,206			15,206		15,206
Repurchase of common stock	(1,603)	(153,094)	(26,823)		(179,917)		(179,917)
Dividends paid ($0.01 per share)			(1,578)		(1,578)		(1,578)
Balance at June 30, 2018	158,071	$2,254,783	$1,819,213	$(243,629)	$3,830,367	$185,634	$4,016,001
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	157,962	$2,235,167	$2,066,415	$(310,175)	$3,991,407	$194,936	$4,186,343
Net income			232,800		232,800	16,445	249,245
Other comprehensive loss				(29,731)	(29,731)	(630)	(30,361)
Stock issued under share-based compensation plans	609	12,952			12,952		12,952
Common stock repurchased - share-based compensation plans	(88)	(11,606)			(11,606)		(11,606)
Share-based compensation expense		27,914			27,914		27,914
Distributions to noncontrolling interest					—	(26,239)	(26,239)
Repurchase of common stock	(1,808)	(138,362)	(91,633)		(229,995)		(229,995)
Dividends paid ($0.02 per share)			(3,137)		(3,137)		(3,137)
Balance at June 30, 2019	156,675	$2,126,065	$2,204,445	$(339,906)	$3,990,604	$184,512	$4,175,116

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	159,180	$2,379,774	$1,597,897	$(183,144)	$3,794,527	$170,704	$3,965,231
Cumulative effect of adoption of new accounting standard			50,970	(1,843)	49,127		49,127
Net income			200,468		200,468	14,847	215,315
Other comprehensive income (loss)				(58,642)	(58,642)	83	(58,559)
Stock issued under share-based compensation plans	570	6,340			6,340		6,340
Common stock repurchased - share-based compensation plans	(67)	(7,489)			(7,489)		(7,489)
Share-based compensation expense		30,104			30,104		30,104
Repurchase of common stock	(1,612)	(153,946)	(26,951)		(180,897)		(180,897)
Dividends paid ($0.02 per share)			(3,171)		(3,171)		(3,171)
Balance at June 30, 2018	158,071	$2,254,783	$1,819,213	$(243,629)	$3,830,367	$185,634	$4,016,001
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

We were incorporated in Georgia as Global Payments Inc. in 2000 and spun-off from our former parent company in 2001. Including our time as part of our former parent company, we have been in the payment technology services business since 1967. Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

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

On May 27, 2019, Global Payments and Total System Services, Inc. ("TSYS") entered into an Agreement and Plan of Merger ("Merger Agreement") providing for the merger of TSYS with and into Global Payments, with Global Payments as the surviving entity (the "Merger"). TSYS is a leading global payments provider, offering seamless, secure and innovative solutions across the payments spectrum - for issuers, merchants and consumers. The Merger is subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, including shareholder approval for both companies. Upon completion of the Merger, TSYS will no longer be a separate publicly traded corporation. Global Payments will continue to trade on the New York Stock Exchange. See "Note 2—Acquisitions" and "Note 7—Long-Term Debt and Lines of Credit" for further information about the proposed Merger and related debt financing.

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

Recently Adopted Accounting Pronouncements— In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases." ASU 2016-02 requires recognition of assets and liabilities for the rights and obligations created by leases and new disclosures about leases. We adopted ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB, on January 1, 2019 using the optional modified retrospective transition method. Under this transition method, we did not recast the prior period financial statements presented. We elected the transition package of three practical expedients, which among other things, allowed for the carryforward of historical lease classifications. We made accounting policy elections to not recognize assets or liabilities for leases with a term of less than twelve months and to account for all components in a lease arrangement as a single combined lease component.

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

Recently Issued Pronouncements Not Yet Adopted— In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (A Consensus of the FASB Emerging Issues Task Force)." ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract. The new guidance amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. We have historically capitalized implementation costs for internal-use software projects and will continue to do so pursuant to the clarifications provided in the new guidance. We expect to amortize deferred implementation costs to expense on a straight-line basis over the term of the hosting arrangement. The amendments in this update also provide additional presentation and disclosure requirements, including requirements to disclose the nature of an entity’s hosting arrangements that are service contracts, as well as quantitative information about capitalized implementation costs and related amortization expense. The guidance will become effective for us on January 1, 2020. Entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. We are comparing the guidance in ASU 2018-15 to our current accounting practices for costs of implementation activities performed in cloud computing arrangements. We have not yet quantified the effect, if any, of ASU 2018-15 on our consolidated balance sheet or our statements of income and cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this update change how companies measure and recognize credit impairment for many financial instruments measured at amortized cost. The new model for current expected credit losses ("CECL") will require us to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial instruments that are within the scope of the update, including accounts receivable and settlement processing assets, each of which is short-term in nature. Under current GAAP, credit losses on these financial instruments are not recognized until their occurrence is deemed to be probable. The guidance will become effective for us on January 1, 2020. In general, the new guidance will require modified retrospective application to all outstanding financial assets that are in the scope of the update, with a cumulative-effect adjustment, if any, recorded to retained earnings as of the date of adoption. We are evaluating the effect of ASU 2016-13 on our consolidated financial statements, including comparing how we currently measure and recognize our allowance for doubtful accounts on accounts receivable and our reserve for operating losses and sales allowances to how we would make such measurements applying the new CECL model. We have not yet quantified the effect, if any, of ASU 2016-13 on our consolidated financial statements.

NOTE 2—ACQUISITIONS

Pending Merger with TSYS

In connection with the proposed Merger, we have determined that Global Payments would be the acquirer of TSYS for accounting purposes. In the proposed Merger, holders of TSYS common stock would receive 0.8101 shares of Global Payments common stock for each share of TSYS common stock they own at the effective time of the Merger ("Exchange Ratio").

The preliminary estimated Merger consideration to be transfered to TSYS shareholders is $23.7 billion based on the number of TSYS common shares outstanding and the closing price of our common stock on July 25, 2019. Merger consideration will include the amount of TSYS' unsecured revolving credit facility that we are required to repay upon consummation of the Merger. During the three and six months ended June 30, 2019, we incurred transaction costs related to the Merger of $12.2 million. We expect the Merger to close in the fourth quarter of 2019, subject to customary closing conditions, regulatory approvals and shareholder approval for both companies. See "Note 7—Long-Term Debt and Lines of Credit" for a description of related debt financing activities.

Business Combinations

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

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of June 30, 2019, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Cash and cash equivalents	$7,540
Property and equipment	5,838
Identified intangible assets	188,294
Other assets	22,275
Deferred income taxes	(48,560)
Other liabilities	(31,350)
Total identifiable net assets	144,037
Goodwill	266,164
Total purchase consideration	$410,201

During the six months ended June 30, 2019, we made an adjustment of $1.0 million to reflect an increase in the total purchase consideration. As of June 30, 2019, we considered these balances to be provisional because we were still in the process of gathering and reviewing information to support the valuations of the assets acquired and liabilities assumed.

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

The following table reflects the estimated fair values of the identified intangible assets of SICOM and the respective aggregated weighted-average estimated amortization periods:

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods

	(in thousands)	(years)
Customer-related intangible assets	$104,900	14
Acquired technologies	65,312	6
Trademarks and trade names	11,202	3
Contract-based intangible assets	6,880	5
Total estimated identified intangible assets	$188,294	10

AdvancedMD

On September 4, 2018, we acquired AdvancedMD, Inc. ("AdvancedMD") for total purchase consideration of $706.9 million, which we funded with cash on hand and by drawing on our Revolving Credit Facility. AdvancedMD is a provider of cloud-based enterprise software solutions to small-to-medium sized ambulatory care physician practices.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of June 30, 2019, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Cash and cash equivalents	$7,657
Property and equipment	5,672
Identified intangible assets	419,500
Other assets	11,785
Deferred income taxes	(93,372)
Other liabilities	(15,647)
Total identifiable net assets	335,595
Goodwill	371,290
Total purchase consideration	$706,885

During the six months ended June 30, 2019, we made measurement period adjustments, including a $5.6 million reduction to deferred income tax liabilities, which resulted in a corresponding reduction to goodwill. As of June 30, 2019, we considered these balances to be provisional because we were still in the process of gathering and reviewing information to support the valuation of the assets acquired and liabilities assumed.

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

The following table reflects the estimated fair values of the identified intangible assets of AdvancedMD and the respective aggregated weighted-average estimated amortization periods:

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods

	(in thousands)	(years)
Customer-related intangible assets	$303,100	11
Acquired technologies	83,700	5
Trademarks and trade names	32,700	15
Total estimated identified intangible assets	$419,500	10

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

NOTE 3—REVENUES

The following tables present a disaggregation of our revenue from contracts with customers by distribution channel for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	North America	Europe	Asia-Pacific	Total

	(in thousands)

Direct:
Relationship-led	$301,094	$110,655	$30,742	$442,491
Technology-enabled	349,839	49,694	28,142	427,675
	650,933	160,349	58,884	870,166
Wholesale	64,986	—	—	64,986
	$715,919	$160,349	$58,884	$935,152

	Three Months Ended June 30, 2018
	North America	Europe	Asia-Pacific	Total

	(in thousands)

Direct:
Relationship-led	$244,861	$102,960	$32,371	$380,192
Technology-enabled	296,419	52,671	23,361	372,451
	541,280	155,631	55,732	752,643
Wholesale	80,521	—	—	80,521
	$621,801	$155,631	$55,732	$833,164

	Six Months Ended June 30, 2019
	North America	Europe	Asia-Pacific	Total

	(in thousands)

Direct:
Relationship-led	$571,637	$205,220	$64,161	$841,018
Technology-enabled	691,947	97,998	56,470	846,415
	1,263,584	303,218	120,631	1,687,433
Wholesale	130,757	—	—	130,757
	$1,394,341	$303,218	$120,631	$1,818,190

	Six Months Ended June 30, 2018
	North America	Europe	Asia-Pacific	Total

	(in thousands)

Direct:
Relationship-led	$471,281	$195,174	$67,613	$734,068
Technology-enabled	579,776	103,734	45,790	729,300
	1,051,057	298,908	113,403	1,463,368
Wholesale	164,773	—	—	164,773
	$1,215,830	$298,908	$113,403	$1,628,141

ASC 606 requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and six months ended June 30, 2019 and 2018, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of June 30, 2019 and December 31, 2018 was as follows:

	Balance Sheet Location	June 30, 2019	December 31, 2018

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$210,609	$194,616
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$19,319	$12,954

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$156,930	$146,947
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$9,532	$8,595

Revenue recognized for the three months ended June 30, 2019 and 2018 from contract liability balances at the beginning of each period was $52.0 million and $37.0 million, respectively. Revenue recognized for the six months ended June 30, 2019 and 2018 from contract liability balances at the beginning of each period was $97.1 million and $69.9 million, respectively.

NOTE 4—SETTLEMENT PROCESSING ASSETS AND OBLIGATIONS

As of June 30, 2019 and December 31, 2018, settlement processing assets and obligations consisted of the following:

	June 30, 2019	December 31, 2018

	(in thousands)

Settlement processing assets:
Interchange reimbursement	$260,103	$154,978
Receivable from members	176,687	228,107
Receivable from networks	2,412,382	1,221,060
Exception items	11,042	7,636
Merchant reserves	(15,947)	(11,559)
	$2,844,267	$1,600,222

Settlement processing obligations:
Interchange reimbursement	$89,895	$193,235
Liability to members	(23,815)	(182,450)
Liability to merchants	(2,400,467)	(1,144,249)
Exception items	11,505	7,146
Merchant reserves	(151,450)	(145,826)
Reserve for operating losses and sales allowances	(4,041)	(4,212)
	$(2,478,373)	$(1,276,356)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2019 and December 31, 2018, goodwill and other intangible assets consisted of the following:

	June 30, 2019	December 31, 2018

	(in thousands)

Goodwill	$6,345,563	$6,341,355
Other intangible assets:
Customer-related intangible assets	$2,496,055	$2,486,217
Acquired technologies	920,398	896,701
Trademarks and trade names	288,003	289,588
Contract-based intangible assets	175,397	178,391
	3,879,853	3,850,897
Less accumulated amortization:
Customer-related intangible assets	970,427	860,715
Acquired technologies	429,592	351,170
Trademarks and trade names	97,964	83,234
Contract-based intangible assets	73,537	67,160
	1,571,520	1,362,279
	$2,308,333	$2,488,618

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2019:

	North America	Europe	Asia-Pacific	Total

	(in thousands)

Balance at December 31, 2018	$5,530,087	$484,761	$326,507	$6,341,355
Effect of foreign currency translation	4,878	(724)	(570)	3,584
Measurement-period adjustments	(4,092)	—	4,716	624
Balance at June 30, 2019	$5,530,873	$484,037	$330,653	$6,345,563

There were no accumulated impairment losses for goodwill as of June 30, 2019 or December 31, 2018.

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

We evaluate each of our lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if we obtain substantially all of the economic benefits of, and have the right to control the use of, an asset for a period of time. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease agreement. We recognize right-of-use assets and leases liabilities at the lease commencement date based on the present values of fixed lease payments over the term of the lease. Lease costs are recognized as expense on a straight-line basis over the lease term. We consider a termination or renewal option in the determination of the lease term when it is reasonably certain that we will exercise that option. The weighted-average remaining lease term at June 30, 2019 was 10.1 years. Because our leases generally do not provide a readily determinable implicit interest rate, we use an incremental borrowing rate to measure the lease liability and associated right-of-use asset at the lease commencement date. The incremental borrowing rate used is a fully collateralized rate that considers our credit rating, market conditions and the term of the lease at the lease commencement date. As of June 30, 2019, the weighted-average discount rate used in the measurement of our lease liabilities was 5.0%.

The effects of adopting ASU 2016-02 on our balance sheet, as of January 1, 2019, are set forth in the table below. Adoption did not have a material effect on any line items in our consolidated statement of income or on our cash flows from operating activities, investing activities or financing activities included in our consolidated statement of cash flows. As of June 30, 2019 and January 1, 2019, right-of-use assets and lease liabilities consisted of the following (in thousands):

	Balance Sheet Location	June 30, 2019	January 1, 2019

Assets:
Operating lease right-of-use assets(1)	Other noncurrent assets	$219,006	$235,979

Liabilities:
Operating lease liabilities (current)	Accounts payable and accrued liabilities	$34,589	$37,339
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	224,751	236,697
Total operating lease liabilities		$259,340	$274,036

(1) Approximately 90% of our operating lease right-of-use assets are located in the United States.

As of June 30, 2019, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,
2019	$24,694
2020	42,249
2021	35,221
2022	32,536
2023	28,964
2024	27,187
2025 and thereafter	147,981
Total lease payments(1)	338,832
Imputed interest	(79,492)
Total operating lease liabilities	$259,340

(1) Total lease payments do not include approximately $86.0 million for operating leases that had not yet commenced at June 30, 2019. We expect the lease commencement dates for these leases to occur later in 2019 and in 2020.

Operating lease costs in our consolidated statement of income for the three months ended June 30, 2019 were $14.1 million, including $12.9 million in selling, general and administrative expenses and $1.2 million in cost of services. Operating lease costs in our consolidated statement of income for the six months ended June 30, 2019 were $29.8 million, including $27.4 million in selling, general and administrative expenses and $2.4 million in cost of services. Total lease costs for the three and six months ended June 30, 2019 include variable lease costs of approximately $2.6 million and $5.0 million, respectively, which are primarily comprised of the cost of property taxes, insurance and maintenance. Lease costs for leases with a term of less than twelve months were not material for the three and six months ended June 30, 2019.

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2019 was $26.1 million, which is included as a component of cash provided by operating activities in the consolidated statement of cash flows. Operating lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were approximately $4.0 million for the six months ended June 30, 2019.

Future minimum payments at December 31, 2018 for noncancelable operating leases were as follows (in thousands):

Year ending December 31:
2019	$50,095
2020	47,700
2021	40,035
2022	37,055
2023	33,298
2024 and thereafter	225,225
Total future minimum payments(1)	$433,408

(1) Future minimum lease payments include approximately $70 million for operating leases that had not commenced at December 31, 2018.

NOTE 7—LONG-TERM DEBT AND LINES OF CREDIT

As of June 30, 2019 and December 31, 2018, long-term debt consisted of the following:

	June 30, 2019	December 31, 2018

	(in thousands)

Credit Facility:
Term loans (face amounts of $4,419,554 and $4,463,643 at June 30, 2019 and December 31, 2018, respectively, less unamortized debt issuance costs of $32,906 and $37,400 at June 30, 2019 and December 31, 2018, respectively)	$4,386,647	$4,426,243
Revolving Credit Facility	765,000	704,000
Total long-term debt	5,151,647	5,130,243
Less current portion of Credit Facility	151,062	115,075
Long-term debt, excluding current portion	$5,000,585	$5,015,168

The maturity requirements on long-term debt as of June 30, 2019 are as follows by year (in thousands):

Year ending December 31,
2019	$80,087
2020	159,979
2021	195,848
2022	267,587
2023	4,006,053
2024 and thereafter	475,000
Total	$5,184,554

Credit Facility

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). As of June 30, 2019, the Credit Facility provided for secured financing comprised of (i) a $1.5 billion revolving credit facility ("Revolving Credit Facility"); (ii) a $1.5 billion term loan ("Term A Loan"); (iii) a $1.37 billion term loan ("Term A-2 Loan"); (iv) a $1.14 billion term loan ("Term B-2 Loan"); and (v) a $500 million term loan ("Term B-4 Loan"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility.

The Credit Facility provides for an interest rate, at our election, of either London Interbank Offered Rate or a base rate, in each case plus a margin. As of June 30, 2019, the interest rates on the Term A Loan, the Term A-2 Loan, the Term B-2 Loan and the Term B-4 Loan were 3.90%, 3.90%, 4.15% and 4.15%, respectively. As of June 30, 2019, the interest rate on the Revolving Credit

Facility was 3.89%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30% depending on our leverage ratio.

The Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility expires, on January 20, 2023. The Term B-2 Loan matures on April 22, 2023. The Term B-4 Loan matures on October 18, 2025. The Term A Loan and Term A-2 Loan principal amounts must each be repaid in quarterly installments in the amount of 1.25% of principal through June 2021, increasing to 1.875% of principal through June 2022 and increasing to 2.50% of principal through December 2022, with the remaining principal balance due upon maturity in January 2023. The Term B-2 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023. The Term B-4 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through September 2025, with the remaining principal balance due upon maturity in October 2025.

We may issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at June 30, 2019 were $723.2 million.

The portions of deferred debt issuance costs related to the Revolving Credit Facility are included in prepaid expenses and other current assets and other noncurrent assets, and the portion of deferred debt issuance costs related to the term loans is reported as a reduction to the carrying amount of the term loans. Debt issuance costs are amortized as an adjustment to interest expense over the terms of the respective facilities.

Compliance with Covenants

The Credit Facility agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios, as defined in the agreement. As of June 30, 2019, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than: (i) 5.00 to 1.00 as of the end of any fiscal quarter ending during the period from April 1, 2018 through June 30, 2019; (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2019 through June 30, 2020; and (iii) 4.50 to 1.00 as of the end of any fiscal quarter ending thereafter. The interest coverage ratio is required to be no less than 3.25 to 1.00.

The Credit Facility agreement includes covenants, subject in each case to exceptions and qualifications that may restrict certain payments, including in certain circumstances, the repurchasing of our common stock and paying cash dividends in excess of our current rate of $0.01 per share per quarter. We were in compliance with all applicable covenants as of June 30, 2019.

Bridge Facility and New Permanent Financing Arrangements

In connection with our entry into the Merger Agreement described in "Note 2—Acquisitions," on May 27, 2019, we obtained commitments for a $2.75 billion, 364-day senior unsecured bridge facility (the "Bridge Facility"). The Bridge Facility was established to refinance the Credit Facility and to refinance TSYS' unsecured revolving credit facility in order to establish an unsecured capital structure under which we can assume certain existing TSYS senior notes. We expect to execute permanent financing of $7.5 billion (a new $3.0 billion revolving credit facility and a new $2.0 billion term loan facility, which we entered into on July 9, 2019, as described below, and is expected to also include $2.5 billion of senior notes) prior to the closing of the Merger that will eliminate the need for the Bridge Facility commitments. Fees associated with the Bridge Facility of $11.7 million were capitalized and will be amortized to interest expense through the expected date of termination of the Bridge Facility commitment. For the three and six months ended June 30, 2019, we recognized $2.9 million of these fees as interest expense. The remaining unamortized portion of $8.8 million is included in prepaid expenses and other current assets on our consolidated balance sheet as of June 30, 2019.

On July 9, 2019, we entered into a term loan credit agreement ("Term Loan Credit Agreement") and a credit agreement ("Unsecured Revolving Credit Agreement" and, together with the Term Loan Credit Agreement, the "Agreements"), in each case with a syndicate of financial institutions. Upon entry into the Agreements, the aggregate commitments under the Bridge Facility described above were reduced to approximately $2.1 billion. The Term Loan Credit Agreement provides for a senior unsecured $2.0 billion term loan facility and we, at our discretion, have the ability to seek to increase the term loan capacity by an additional $1.0 billion ("Term Loan Facility"). The Unsecured Revolving Credit Agreement provides for a senior unsecured $3.0 billion revolving credit facility ("Unsecured Revolving Credit Facility"). The Term Loan Facility and the Unsecured Revolving Credit Facility will be available for borrowing on the date on which the Merger becomes effective subject to customary limited conditionality for borrowings related to the Merger. The Unsecured Revolving Credit Facility will be otherwise available subject to customary conditionality. The Term Loan Credit Agreement and the Unsecured Revolving Credit Agreement will mature on the fifth anniversary of the closing date of the Merger.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of June 30, 2019 and December 31, 2018, a total of $68.9 million and $70.6 million, respectively, of cash on deposit was used to determine the available credit.

As of June 30, 2019 and December 31, 2018, respectively, we had $736.2 million and $700.5 million outstanding under these lines of credit with additional capacity of $628.1 million as of June 30, 2019 to fund settlement. The weighted-average interest rate on these borrowings was 3.01% and 2.97% at June 30, 2019 and December 31, 2018, respectively. During the three months ended June 30, 2019, the maximum and average outstanding balances under these lines of credit were $873.0 million and $440.5 million, respectively.

Derivative Agreements

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

In addition, in June 2019, in anticipation of the expected issuance of the senior notes in connection with the Merger, as described earlier in this Note, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $1.0 billion. The forward-starting interest rate swaps, designated as cash flow hedges, are designed to manage the exposure to interest rate volatility with regard to the expected future issuances of senior notes. The effective portion of the gains or losses are reported as a component of other comprehensive loss. Beginning in the period in which the planned issuance occurs and the related derivatives are terminated, the effective portion of the gains or losses will be reclassified into interest expense over the term of the related debt.

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

The table below presents the fair values of our derivative financial instruments designated as cash flow hedges included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at June 30, 2019	Range of Maturity Dates at June 30, 2019	June 30, 2019	December 31, 2018

				(in thousands)

Interest rate swaps (Notional of $250 million at June 30, 2019 and $750 million at December 31, 2018)	Prepaid expenses and other current assets	1.58%	December 31, 2019	$582	$3,200
Interest rate swaps (Notional of $250 million at June 30, 2019 and $550 million at December 31, 2018)	Other noncurrent assets	1.34%	July 31, 2020 - March 31, 2021	$1,317	$8,256
Interest rate swaps (Notional of $1.0 billion at June 30, 2019)	Accounts payable and accrued liabilities	2.09%	December 31, 2019	$14,617	$—
Interest rate swaps (Notional of $1.6 billion at June 30, 2019 and $950 million at December 31, 2018)	Other noncurrent liabilities	2.57%	March 31, 2021 - December 31, 2022	$49,886	$14,601

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

	(in thousands)

Amount of net unrealized gains (losses) recognized in other comprehensive income	$(42,222)	$2,932	$(56,731)	$10,508
Amount of net unrealized gains reclassified out of other comprehensive income to interest expense	$(893)	$(1,104)	$(2,723)	$(1,167)

As of June 30, 2019, the amount of net unrealized gains in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $9.7 million.

Interest Expense

Interest expense was $65.5 million and $48.1 million for the three months ended June 30, 2019 and 2018, respectively, and $123.9 million and $93.5 million for the six months ended June 30, 2019 and 2018, respectively.

NOTE 8—INCOME TAX

Our effective income tax rates were 19.9% and 19.1% for the three months ended June 30, 2019 and 2018, respectively, and 18.4% and 19.6% for the six months ended June 30, 2019 and 2018, respectively. Our effective income tax rates for the three and six months ended June 30, 2019 differs from the U.S. statutory rate primarily due to the excess tax benefits of share-based awards that are recognized upon vesting or settlement and the U.S. tax benefits associated with income derived from foreign customers.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world, including, without limitation, the United States and the United Kingdom. We are no longer subject to state income tax examinations for years ended on or before May 31, 2010, U.S. federal income tax examinations for years ended on or before May 31, 2013 and U.K. federal income tax examinations for years ended on or before May 31, 2015.

NOTE 9—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the three months ended June 30, 2019 and 2018, we repurchased and retired 513,116 shares and 1,603,248 shares of our common stock at a cost, including commissions, of $72.0 million and $179.9 million, respectively, or $140.32 per share and $112.20 per share. During the six months ended June 30, 2019 and 2018, we repurchased and retired 1,808,398 shares and 1,612,174 shares of our common stock at a cost, including commissions, of $230.0 million and $180.9 million, respectively, or $127.18 per share and $112.19 per share. As of June 30, 2019, we were authorized to repurchase up to $566.0 million of our common stock.

On July 25, 2019, our board of directors declared a dividend of $0.01 per share payable on September 27, 2019 to common shareholders of record as of September 13, 2019.

Upon completion of the proposed Merger, our Articles of Incorporation would be amended to increase the number of authorized shares of Global Payments common stock from 200 million to 400 million.

NOTE 10—SHARE-BASED AWARDS AND OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

	(in thousands)

Share-based compensation expense	$16,496	$15,205	$27,914	$30,104
Income tax benefit	$3,728	$3,377	$6,237	$6,662

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the six months ended June 30, 2019:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2018	1,084	$108.51
Granted	475	133.58
Vested	(260)	94.78
Forfeited	(62)	107.74
Unvested at June 30, 2019	1,237	$121.06

The total fair value of restricted stock and performance awards vested during the six months ended June 30, 2019 and June 30, 2018 was $24.6 million and $22.8 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $14.8 million and $13.6 million during the three months ended June 30, 2019 and June 30, 2018, respectively, and $24.9 million and $27.4 million during the six months ended June 30, 2019 and June 30, 2018, respectively. As of June 30, 2019, there was $94.7 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.2 years. Our restricted stock and performance award plans provide for accelerated vesting under certain conditions.

Stock Options

The following table summarizes changes in stock option activity for the six months ended June 30, 2019:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2018	598	$59.16	6.2	$27.3
Granted	109	128.22
Exercised	(193)	34.01
Outstanding at June 30, 2019	514	$83.31	7.1	$39.5

Options vested and exercisable at June 30, 2019	296	$61.73	5.8	$29.1

We recognized compensation expense for stock options of $0.9 million during the three months ended June 30, 2019 and 2018 and $1.6 million and $1.5 million during the six months ended June 30, 2019 and 2018, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $18.9 million and $4.6 million, respectively. As of June 30, 2019, we had $6.0 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.2 years.

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $39.60 and $35.09, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2019	June 30, 2018

Risk-free interest rate	2.49%	2.60%
Expected volatility	30%	29%
Dividend yield	0.04%	0.04%
Expected term (years)	5	5

The risk-free interest rate was based on the yield of a zero coupon U.S. Treasury security with a maturity equal to the expected life of the option from the date of the grant. Our assumption on expected volatility was based on our historical volatility. The dividend yield assumption was determined using our average stock price over the preceding year and the annualized amount of our most current quarterly dividend per share. We based our assumptions on the expected term of the options on our analysis of the historical exercise patterns of the options and our assumption on the future exercise pattern of options.

NOTE 11—EARNINGS PER SHARE

Basic earnings per share ("EPS") was computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders was the same as reported net income attributable to Global Payments for all periods presented.

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

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

	(in thousands)

Basic weighted-average number of shares outstanding	156,768	159,003	157,141	159,161
Plus: Dilutive effect of stock options and other share-based awards	494	674	497	679
Diluted weighted-average number of shares outstanding	157,262	159,677	157,638	159,840

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and six months ended June 30, 2019 and 2018:

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at March 31, 2019	$(294,467)	$(14,725)	$(3,416)	$(312,608)
Other comprehensive income (loss)	5,273	(32,588)	17	(27,298)
Balance at June 30, 2019	$(289,194)	$(47,313)	$(3,399)	$(339,906)

Balance at March 31, 2018	$(185,269)	$12,647	$(4,339)	$(176,961)
Other comprehensive income (loss)	(68,103)	1,383	52	(66,668)
Balance at June 30, 2018	$(253,372)	$14,030	$(4,287)	$(243,629)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was income of $3.9 million and a loss of $11.2 million for the three months ended June 30, 2019 and June 30, 2018, respectively.

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2018	$(304,274)	$(2,374)	$(3,527)	$(310,175)
Other comprehensive income (loss)	15,080	(44,939)	128	(29,731)
Balance at June 30, 2019	$(289,194)	$(47,313)	$(3,399)	$(339,906)

Balance at December 31, 2017	$(185,856)	$6,999	$(4,287)	$(183,144)
Cumulative effect of adoption of new accounting standard	(1,843)	—	—	(1,843)
Other comprehensive income (loss)	(65,673)	7,031	—	(58,642)
Balance at June 30, 2018	$(253,372)	$14,030	$(4,287)	$(243,629)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was a loss of $0.6 million and income of $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

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

Information on segments and reconciliations to consolidated revenues and consolidated operating income was as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

	(in thousands)

Revenues(1):
North America	$715,919	$621,801	$1,394,341	$1,215,830
Europe	160,349	155,631	303,218	298,908
Asia-Pacific	58,884	55,732	120,631	113,403
Consolidated revenues	$935,152	$833,164	$1,818,190	$1,628,141

Operating income (loss)(1):
North America	$185,286	$147,184	$341,433	$272,588
Europe	86,345	82,682	158,306	153,230
Asia-Pacific	23,257	19,577	50,530	43,351
Corporate(2)	(73,162)	(58,706)	(129,051)	(122,262)
Consolidated operating income	$221,726	$190,737	$421,218	$346,907

Depreciation and amortization(1):
North America	$124,573	$105,433	$252,810	$207,958
Europe	13,101	11,775	26,095	24,520
Asia-Pacific	5,141	4,726	10,181	9,359
Corporate	2,308	1,714	4,667	3,555
Consolidated depreciation and amortization	$145,123	$123,648	$293,753	$245,392

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates. For further discussion of our acquisitions, see "Note 2—Acquisitions."

(2) During the three months ended June 30, 2019 and 2018, operating loss for Corporate included acquisition and integration expenses of $14.1 million and $8.1 million, respectively. The amount for the three months ended June 30, 2019 included transaction costs related to the Merger of $12.2 million. During the six months ended June 30, 2019 and 2018, operating loss for Corporate included acquisition and integration expenses of $19.5 million and $26.4 million, respectively. The amount for the six months ended June 30, 2019 included transaction costs related to the Merger of $12.2 million.

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

On May 27, 2019, Global Payments and Total System Services, Inc. ("TSYS") entered into an Agreement and Plan of Merger ("Merger Agreement") providing for the merger of TSYS with and into Global Payments, with Global Payments as the surviving entity (the "Merger"). TSYS is a leading global payments provider, offering seamless, secure and innovative solutions across the payments spectrum - for issuers, merchants and consumers. The Merger is subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, including shareholder approval for both companies. Upon completion of the Merger, TSYS will no longer be a separate publicly traded corporation. Global Payments will continue to trade on the New York Stock Exchange. The preliminary estimated Merger consideration to be transfered to TSYS shareholders is $23.7 billion based on the number of TSYS common shares outstanding and the closing price of our common stock on July 25, 2019. Merger consideration will include the amount of TSYS' unsecured revolving credit facility that we are required to repay upon consummation of the Merger. We expect the Merger to close in the fourth quarter of 2019, subject to customary closing conditions, regulatory approvals and shareholder approval for both companies. See "Note 2—Acquisitions" and "Note 7—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further information about the proposed Merger and related debt financing.

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

Highlights related to our financial condition and results of operations for the three and six months ended June 30, 2019 are:

•
Consolidated revenues for the three and six months ended June 30, 2019 increased to $935.2 million and $1,818.2 million, respectively, compared to $833.2 million and $1,628.1 million for the prior-year periods, primarily due to additional revenues from businesses acquired in the second half of 2018.

•
Consolidated operating income for the three and six months ended June 30, 2019 increased to $221.7 million and $421.2 million, respectively, compared to $190.7 million and $346.9 million for the prior-year periods. Operating margin for the three and six months ended June 30, 2019 was 23.7% and 23.2%, respectively, compared to 22.9% and 21.3% for the prior-year periods.

•
Net income attributable to Global Payments for the three and six months ended June 30, 2019 increased to $120.5 million and $232.8 million, respectively, compared to $109.1 million and $200.5 million for the prior-year periods.

•	Diluted earnings per share for the three and six months ended June 30, 2019 increased to $0.77 and $1.48, respectively, compared to $0.68 and $1.25 for the prior-year periods.

Results of Operations

The following table sets forth key selected financial data for the three months ended June 30, 2019 and 2018, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount.

	Three Months Ended June 30, 2019	% of Revenues(1)	Three Months Ended June 30, 2018	% of Revenues(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
North America	$715,919	76.6%	$621,801	74.6%	$94,118	15.1%
Europe	160,349	17.1%	155,631	18.7%	4,718	3.0%
Asia-Pacific	58,884	6.3%	55,732	6.7%	3,152	5.7%
Total revenues	$935,152	100.0%	$833,164	100.0%	$101,988	12.2%

Consolidated operating expenses(2):
Cost of service	$302,276	32.3%	$264,544	31.8%	$37,732	14.3%
Selling, general and administrative	411,150	44.0%	377,883	45.4%	33,267	8.8%
Operating expenses	$713,426	76.3%	$642,427	77.1%	$70,999	11.1%

Operating income (loss)(2):
North America	$185,286		$147,184		$38,102	25.9%
Europe	86,345		82,682		3,663	4.4%
Asia-Pacific	23,257		19,577		3,680	18.8%
Corporate(3)	(73,162)		(58,706)		(14,456)	24.6%
Operating income	$221,726	23.7%	$190,737	22.9%	$30,989	16.2%

Operating margin(2):
North America	25.9%		23.7%		2.2%
Europe	53.8%		53.1%		0.7%
Asia-Pacific	39.5%		35.1%		4.4%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates. For further discussion of our acquisitions, see "Note 2—Acquisitions."

(3) During the three months ended June 30, 2019 and 2018, operating loss for Corporate included acquisition and integration expenses of $14.1 million and $8.1 million, respectively. The amount for the three months ended June 30, 2019 included transaction costs related to the Merger of $12.2 million. These expenses are included primarily in selling, general and administrative expenses in the unaudited consolidated statements of income.

The following table sets forth key selected financial data for the six months ended June 30, 2019 and 2018, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount.

	Six Months Ended June 30, 2019	% of Revenues(1)	Six Months Ended June 30, 2018	% of Revenues(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
North America	$1,394,341	76.7%	$1,215,830	74.7%	$178,511	14.7%
Europe	303,218	16.7%	298,908	18.4%	4,310	1.4%
Asia-Pacific	120,631	6.6%	113,403	7.0%	7,228	6.4%
Total revenues	$1,818,190	100.0%	$1,628,141	100.0%	$190,049	11.7%

Consolidated operating expenses(2):
Cost of service	$607,505	33.4%	$516,930	31.7%	$90,575	17.5%
Selling, general and administrative	789,467	43.4%	764,304	46.9%	25,163	3.3%
Operating expenses	$1,396,972	76.8%	$1,281,234	78.7%	$115,738	9.0%

Operating income (loss)(2):
North America	$341,433		$272,588		$68,845	25.3%
Europe	158,306		153,230		5,076	3.3%
Asia-Pacific	50,530		43,351		7,179	16.6%
Corporate(3)	(129,051)		(122,262)		(6,789)	5.6%
Operating income	$421,218	23.2%	$346,907	21.3%	$74,311	21.4%

Operating margin(2):
North America	24.5%		22.4%		2.1%
Europe	52.2%		51.3%		0.9%
Asia-Pacific	41.9%		38.2%		3.7%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates. For further discussion of our acquisitions, see "Note 2—Acquisitions."

(3) During the six months ended June 30, 2019 and 2018, operating loss for Corporate included acquisition and integration expenses of $19.5 million and $26.4 million, respectively. The amount for the six months ended June 30, 2019 included transaction costs related to the Merger of $12.2 million. These expenses are included primarily in selling, general and administrative expenses in the unaudited consolidated statements of income.

Revenues

Consolidated revenues for the three and six months ended June 30, 2019 increased by 12.2% and 11.7%, respectively, to $935.2 million and $1,818.2 million, despite the unfavorable effect of fluctuations in foreign currency exchange rates. For the three and six months ended June 30, 2019, currency exchange rate fluctuations reduced our consolidated revenues by $17.1 million and $39.0 million, respectively, compared to the prior year, calculated by converting revenues for the current period in local currencies using exchange rates for the prior-year period.

North America Segment. Revenues from our North America segment for the three and six months ended June 30, 2019 increased by 15.1% and 14.7%, respectively, to $715.9 million and $1,394.3 million, primarily due to additional revenues from the acquisitions of AdvancedMD and SICOM in the second half of 2018.

Europe Segment. Revenues from our Europe segment for the three and six months ended June 30, 2019 increased by 3.0% and 1.4%, respectively, to $160.3 million and $303.2 million, due to organic growth, partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates of $11.6 million and $26.0 million, respectively.

Asia-Pacific Segment. Revenues from our Asia-Pacific segment for the three and six months ended June 30, 2019 increased by 5.7% and 6.4%, respectively, to $58.9 million and $120.6 million, primarily due to organic growth, partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates of $2.5 million and $6.3 million, respectively.

Operating Expenses

Cost of Service. Cost of service for the three and six months ended June 30, 2019 increased by 14.3% and 17.5%, respectively, to $302.3 million and $607.5 million. Cost of service as a percentage of revenues was 32.3% and 33.4%, respectively, for the three and six months ended June 30, 2019, compared to 31.8% and 31.7% for the prior-year periods. These increases were primarily due to additional costs associated with revenue growth and an increase in amortization of acquired intangibles of $15.0 million and $34.7 million, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2019 increased by 8.8% and 3.3%, respectively, to $411.2 million and $789.5 million, primarily due to additional costs to support the growth of our business. Selling, general and administrative expenses as a percentage of revenues was 44.0% and 43.4%, respectively, for the three and six months ended June 30, 2019, compared to 45.4% and 46.9% for the prior-year periods.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment for the three and six months ended June 30, 2019 increased by 25.9% and 25.3%, respectively, to $185.3 million and $341.4 million, primarily due to revenue growth. Operating margin for the three and six months ended June 30, 2019 increased to 25.9% and 24.5%, respectively, compared to 23.7% and 22.4% for the prior-year periods.

Europe Segment. Operating income in our Europe segment for the three and six months ended June 30, 2019 increased by 4.4% and 3.3%, respectively, to $86.3 million and $158.3 million. Operating margin for the three and six months ended June 30, 2019 increased to 53.8% and 52.2%, respectively, compared to 53.1% and 51.3% for the prior-year periods.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment for the three and six months ended June 30, 2019 increased by 18.8% and 16.6%, respectively, to $23.3 million and $50.5 million, primarily due to revenue growth. Operating margin for the three and six months ended June 30, 2019 increased to 39.5% and 41.9%, respectively, compared to 35.1% and 38.2% for the prior-year periods.

Corporate. Corporate expenses increased by $14.5 million and $6.8 million, respectively, to $73.2 million and $129.1 million, respectively, for the three and six months ended June 30, 2019, compared to the prior-year periods. The increases reflect additional costs to support the growth of our business and the effects of acquisition and integration expenses, including expenses associated with the Merger.

Other Income/Expense, Net

Interest and other income decreased by $5.2 million for the six months ended June 30, 2019, compared to the prior-year period. Interest and other income for the six months ended June 30, 2018 included a gain of $9.6 million recognized on the reorganization of a debit network association of which we were a member through one of our Canadian subsidiaries.

Interest and other expense increased by $17.9 million and $31.4 million, respectively, for the three and six months ended June 30, 2019, compared to the prior-year periods. The increases in interest expense for the three and six months ended June 30, 2019 primarily reflect the increase in our outstanding long-term debt.

Provision for Income Taxes

Our effective tax rates for the three and six months ended June 30, 2019 were 19.9% and 18.4%, respectively, compared to 19.1% and 19.6%, respectively, for the prior-year periods. Our effective income tax rates for the three and six months ended June 30, 2019 were different from those in the prior year primarily due to changes in the amounts of excess tax benefits of share-based awards that are recognized upon vesting or settlement.

Liquidity and Capital Resources

In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows. Cash flow from operating activities is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay principal and interest on our outstanding debt and to repurchase shares of our common stock. Accumulated cash balances are invested in high-quality, marketable short-term instruments. See below under "Bridge Facility and New Permanent Financing Arrangements" for a description of our planned financing in connection with the proposed Merger.

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

At June 30, 2019, we had cash and cash equivalents totaling $1,047.7 million. Of this amount, we consider $437.2 million to be available for general purposes, of which approximately $26 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $437.2 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf.

Operating activities provided net cash of $247.4 million and $506.8 million for the six months ended June 30, 2019 and 2018, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, especially changes in settlement processing assets and obligations, and by the effects of businesses we acquire that have different working capital requirements. Changes in settlement processing assets and obligations decreased operating cash flows by $41.7 million during the six months ended June 30, 2019 and increased operating cash flows by $95.2 million during the six months ended June 30, 2018. The decrease in cash flows from operating activities from the prior-year period was primarily due to the effect of changes in settlement processing assets and obligations, as well as the timing of supplier payments and customer receipts.

We used net cash in investing activities of $198.4 million and $104.1 million during the six months ended June 30, 2019 and 2018, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions and capital expenditures. During the six months ended June 30, 2019, we used cash of $78.2 million to complete acquisitions. We made capital expenditures of $133.3 million and $102.7 million to purchase property and equipment during the six months ended June 30, 2019 and 2018, respectively. These investments include software and hardware to support the development of new technologies, continued consolidation and enhancement of our operating platforms and infrastructure to support our growing business. During the year ending December 31, 2019, we expect aggregate capital expenditures for property and equipment to approximate $230 million.

Financing activities include borrowings and repayments made under our Credit Facility (described in "Note 7—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements), as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described below under "Long-Term Debt and Lines of Credit" and "Bridge Facility and New Permanent Financing Arrangements." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, as well as cash distributions made to noncontrolling interests and our shareholders. Cash flows from financing activities used net cash of $212.5 million and $613.8 million during the six months ended June 30, 2019 and 2018, respectively, primarily as a result of repayments of borrowings under our Credit Facility and settlement lines of credit, as well as funds used to repurchase shares of our common stock.

Repayments of long-term debt were $569.1 million and $1,024.7 million for the six months ended June 30, 2019 and 2018, respectively. Repayments of long-term debt consist of repayments that we make with available cash, from time-to-time, under our Revolving Credit Facility, as well as scheduled principal repayments we make on our term loans.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the six months ended June 30, 2019, we had net borrowings of settlement lines of credit of $32.2 million, and during the six months ended June 30, 2019, we had net repayments of settlement lines of credit of $88.3 million.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the six months ended June 30, 2019 and 2018, we used $234.0 million and $177.3 million, respectively, to repurchase shares of our common stock. As of June 30, 2019, we had $566.0 million of share repurchase authority remaining under a share repurchase program authorized by the board of directors.

We believe that our current level of cash and borrowing capacity under our existing long-term debt and lines of credit, with consideration given to the completion of our expected permanent financing arrangements, described below under "Bridge Financing and New Permanent Financing Arrangements," together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Lines of Credit

We are party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions as lenders and other agents (as amended from time to time, the "Credit Facility"). As of June 30, 2019, the Credit Facility provided for secured financing comprised of (i) a $1.5 billion revolving credit facility "Revolving Credit Facility"); (ii) a $1.5 billion term loan ("Term A Loan"); (iii) a $1.37 billion term loan ("Term A-2 Loan"); (iv) a $1.14 billion term loan facility (Term B-2 Loan"); and (v) a $500 million term loan ("Term B-4 Loan"). Substantially all of the assets of our domestic subsidiaries are pledged as collateral under the Credit Facility. As of June 30, 2019, the aggregate outstanding balance on the term loans was $4.4 billion, and the outstanding balance on the Revolving Credit Facility was $765.0 million.

The Credit Facility provides for an interest rate, at our election, of either the London Interbank Offered Rate or a base rate, in each case plus a margin. As of June 30, 2019, the interest rates on the Term A Loan, the Term A-2 Loan, the Term B-2 Loan and the Term B-4 Loan were 3.90%, 3.90%, 4.15% and 4.15%, respectively. As of June 30, 2019, the interest rate on the Revolving Credit Facility was 3.89%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the Revolving Credit Facility at an applicable rate per annum ranging from 0.20% to 0.30%, depending on our leverage ratio.

The Term A Loan and the Term A-2 Loan mature, and the Revolving Credit Facility expires, on January 20, 2023. The Term B-2 Loan matures on April 22, 2023. The Term B-4 Loan matures on October 18, 2025. The Term A Loan and Term A-2 Loan

principal amounts must each be repaid in quarterly installments in the amount of 1.25% of principal through June 2021, increasing to 1.875% of principal through June 2022 and increasing to 2.50% of principal through December 2022, with the remaining principal balance due upon maturity` in January 2023. The Term B-2 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through March 2023, with the remaining principal balance due upon maturity in April 2023. The Term B-4 Loan principal must be repaid in quarterly installments in the amount of 0.25% of principal through September 2025, with the remaining principal balance due upon maturity in October 2025.

We may issue standby letters of credit of up to $100 million in the aggregate under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility reduce the amount of borrowings available to us. Borrowings available to us under the Revolving Credit Facility are further limited by the covenants described below under "Compliance with Covenants." The total available commitments under the Revolving Credit Facility at June 30, 2019 were $723.2 million.

Compliance with Covenants

The Credit Facility agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios as defined in the agreement. As of June 30, 2019, financial covenants under the Credit Facility Agreement required a leverage ratio no greater than: (i) 5.00 to 1.00 as of the end of any fiscal quarter ending during the period from April 1, 2018 through June 30, 2019; (ii) 4.75 to 1.00 as of the end of any fiscal quarter ending during the period from July 1, 2019 through June 30, 2020; and (iii) 4.50 to 1.00 as of the end of any fiscal quarter ending thereafter. The interest coverage ratio is required to be no less than 3.25 to 1.00. We were in compliance with all applicable covenants as of June 30, 2019.

The Credit Facility agreement includes covenants, subject in each case to exceptions and qualifications that may restrict certain payments, including, in certain circumstances, the repurchasing of our common stock and paying cash dividends in excess of our current rate of $0.01 per share per quarter.

Bridge Facility and New Permanent Financing Arrangements

In connection with our entry into the Merger Agreement described in "Note 2—Acquisitions," on May 27, 2019, we obtained commitments for a $2.75 billion, 364-day senior unsecured bridge facility (the "Bridge Facility"). The Bridge Facility was established to refinance the Credit Facility and to refinance TSYS' unsecured revolving credit facility in order to establish an unsecured capital structure under which we can assume certain existing TSYS senior notes. We expect to execute permanent financing of $7.5 billion (a new $3.0 billion revolving credit facility and a new $2.0 billion term loan facility, which we entered into on July 9, 2019, as described below, and is expected to also include $2.5 billion of senior notes) prior to the closing of the Merger that will eliminate the need for the Bridge Facility commitments.

On July 9, 2019, we entered into a term loan credit agreement ("Term Loan Credit Agreement") and a credit agreement ("Unsecured Revolving Credit Agreement" and, together with the Term Loan Credit Agreement, the "Agreements"), in each case with a syndicate of financial institutions. Upon entry into the Agreements, the aggregate commitments under the Bridge Facility described above were reduced to approximately $2.1 billion. The Term Loan Credit Agreement provides for a senior unsecured $2.0 billion term loan facility and we, at our discretion, have the ability to seek to increase the term loan capacity by an additional $1.0 billion ("Term Loan Facility"). The Unsecured Revolving Credit Agreement provides for a senior unsecured $3.0 billion revolving credit facility ("Unsecured Revolving Credit Facility"). The Term Loan Facility and the Unsecured Revolving Credit Facility will be available for borrowing on the date on which the Merger becomes effective subject to customary limited conditionality for borrowings related to the Merger. The Unsecured Revolving Credit Facility will be otherwise available subject to customary conditionality. The Term Loan Credit Agreement and the Unsecured Revolving Credit Agreement will mature on the fifth anniversary of the closing date of the Merger.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of June 30, 2019 and December 31, 2018, a total of $68.9 million and $70.6 million, respectively, of cash on deposit was used to determine the available credit.

As of June 30, 2019 and December 31, 2018, respectively, we had $736.2 million and $700.5 million outstanding under these lines of credit with additional capacity of $628.1 million as of June 30, 2019 to fund settlement. The weighted-average interest rate on these borrowings was 3.01% and 2.97% at June 30, 2019 and December 31, 2018, respectively. During the three months ended June 30, 2019, the maximum and average outstanding balances under these lines of credit were $873.0 million and $440.5 million, respectively.

See "Note 7—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further discussion of our borrowing arrangements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenues, results of operations or capital resources.

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

Important factors associated with the Merger could cause actual events or results to differ materially from those anticipated by our forward-looking statements or historical performance, including, among others, the failure to consummate the Merger or failing to consummate it on the expected terms or timing, failure to realize the expected benefits of the Merger or difficulties integrating the businesses of Global Payments and TSYS, business disruptions related to the Merger and uncertainty as to the value of Global Payments' common stock following completion of the Merger.

Additional important factors, among others, that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements include our ability to safeguard our data; increased competition from larger companies and non-traditional competitors, our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; development of market trends and technologies; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; change in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations, including without limitation difficulties and delays in integrating or fully realizing cost savings and other benefits of our acquisitions at all or within the expected time period; fully realizing anticipated annual interest expense savings from refinancing our Credit Facility; our loss of key personnel and other risk factors presented in Item 1- Risk Factors of our Annual Report on Form

10-K for the year ended December 31, 2018 and in the joint proxy statement/prospectus filed with the SEC on July 25, 2019 and any subsequent SEC filings, which we advise you to review.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in our exposure to market risk during the quarter ended June 30, 2019. For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Litigation Related to the Merger

As of the date of this report, three putative class action lawsuits challenging the Merger have been filed. Two of these lawsuits, captioned Peters v. Total System Services, Inc. et al. (Case No. 4:19-cv-00114) and Wolf v. Total System Services, Inc., et al. (Case No. 4:19-cv-00115), were filed in the United States District Court for the Middle District of Georgia on July 18, 2019. The third lawsuit, captioned Drulias v. Global Payments Inc., et. al (Case No. 60774/2019) was filed in the Supreme Court of the State of New York, County of Westchester on July 19, 2019.

The Peters lawsuit names as defendants TSYS, the current members of the TSYS board of directors and certain former members of the TSYS board of directors. The Wolf lawsuit names as defendants TSYS, members of the TSYS board of directors and Global Payments. The Drulias lawsuit names as defendants Global Payments and members of its board. The complaints filed in the lawsuits assert, among other things, claims against the members of the TSYS board of directors (and in the case of the Wolf action and the Drulias action, against Global Payments) for filing a materially incomplete registration statement with the SEC. The plaintiffs in the lawsuits seek, among other things, an injunction barring the Merger, rescission of the Merger or rescissory damages to the extent they have already been implemented, and an award of damages and attorney’s fees. We believe that the claims asserted in the lawsuits are without merit.

ITEM 1A—RISK FACTORS

On May 27, 2019, we entered into the Merger Agreement with TSYS, pursuant to which TSYS will merge with and into us, subject to the terms and conditions set forth therein. There are a number of risks and uncertainties relating to the Merger. Because of these risks, we have supplemented the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, to add the following risk factors:

Regulatory approvals may not be received, may take longer than expected or may require conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.
Before the Merger may be completed, various authorizations, consents, clearances, orders and approvals must be obtained from various antitrust and regulatory authorities in the United States and in foreign jurisdictions. The governmental entities from which these approvals are required may refuse to approve the Merger or impose requirements for the completion of the Merger. Any conditions or requirements imposed could have the effect of delaying or preventing completion of the Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger, any of which might have an adverse effect on the combined company following the Merger.

We expect to incur substantial costs related to the Merger and integration.
We have incurred and expect to incur a significant amount of non-recurring costs associated with the Merger. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. Some of these costs are payable by us regardless of whether or not the Merger is completed.

The combined company is expected to incur substantial costs in connection with the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing and benefits. While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These costs could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative costs and the realization of economies of scale and cost savings. These integration costs may result in the combined company taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

Combining with TSYS may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings from combining our business with TSYS. To realize the anticipated benefits and cost savings from the Merger, we and TSYS must successfully integrate and combine our businesses in a manner that permits those cost savings to be realized. If we and TSYS are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Merger could be less than anticipated.

We have operated and, until the completion of the Merger, must continue to operate, independently of TSYS. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, commercial counterparties and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of the Merger on the combined company.

The future results of the combined company following the Merger may suffer if the combined company does not effectively manage its expanded operations.
Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of our business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

The combined company may be unable to retain our and/or TSYS personnel successfully after the Merger is completed.
The success of the Merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by us and TSYS. It is possible that these employees may decide not to remain with us or TSYS, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If key employees terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating us and TSYS to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, we may not be able to locate or retain suitable replacements for any key employees who leave.

Termination of the Merger Agreement could negatively affect us.
If the Merger Agreement is terminated, there may be various consequences. For example, our business may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $860 million to TSYS.

Additionally, we have incurred and will incur substantial costs in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs of filing, printing and mailing the joint proxy statement/prospectus, and all filing and other fees paid to the SEC in connection with the Merger. If the Merger is not completed, we would have to recognize these as expense without realizing the expected benefits of the Merger.

We will incur indebtedness in connection with the Merger, which could adversely affect us, including by decreasing our business flexibility.
In connection with the consummation of the Merger, we intend to refinance our existing indebtedness and to assume and refinance certain indebtedness of TSYS. We have entered into credit agreements with respect to a $2.0 billion term loan facility and a $3.0 billion revolving facility that can be used, among other things, (a) to refinance certain of our outstanding indebtedness and certain outstanding indebtedness of TSYS in connection with the Merger, (b) to pay any cash payments in lieu of fractional shares payable in accordance with the terms of the Merger Agreement, (c) to pay the related transaction fees and expenses and (d)

in certain cases, for general corporate purposes, subject in each case to the customary conditions set forth in such credit agreements. We may also issue senior notes in connection with the Merger. Our increased level of debt and the covenants to which we will agree in connection with the debt financing could have negative consequences on us, including, among other things, (1) requiring us to dedicate a larger portion of our cash flow from operations to servicing and repayment of the debt, (2) reducing funds available for strategic initiatives and opportunities, working capital and other general corporate needs and (3) limiting our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business, our industry and economic conditions.

Holders of our common stock will have a reduced ownership percentage and voting interest in the combined company after the Merger and may exercise less influence over management.
Holders of our common stock currently have the right to vote in the election of the board of directors and on other matters affecting us. Following the completion of the Merger, the former holders of TSYS common stock are estimated to own approximately forty-eight percent (48%) of the fully diluted shares of the combined company immediately after the Merger and current holders of our common stock as a group are estimated to own approximately fifty-two percent (52%) of the fully diluted shares of the combined company immediately after the Merger. Because of this, holders of our common stock may have less influence on the management and policies of the combined company than they now have on the management and policies of us.

Issuance of shares of our common stock in connection with the Merger may adversely affect the market price of our common stock.
In connection with the payment of the Merger consideration, we expect to issue approximately 143.4 million shares of common stock to TSYS shareholders. The issuance of these new shares of our common stock may result in fluctuations in the market price our common stock, including a stock price decrease.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2019 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
April 2019	451,609	$139.63	451,169	$575.0
May 2019	63,588	145.34	61,947	566.0
June 2019	6,949	158.80	—	566.0
Total	522,146	$140.58	513,116	$566.0

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended June 30, 2019, pursuant to our employee incentive plans, we withheld 9,030 shares at an average price per share of $155.74 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

(2)
On February 13, 2019, we announced that our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $750 million. As of June 30, 2019, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $566.0 million. The board authorization does not expire, but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 6—EXHIBITS

List of Exhibits

2.1
Agreement and Plan of Merger by and between Total System Services, Inc. and Global Payments Inc., dated as of May 27, 2019, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019. ++

3.1	Second Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed July 25, 2013.
3.2	Eighth Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 4, 2017.
4.1
Stockholders Agreement, dated August 31, 2017, by and among Global Payments Inc. and the stockholders party thereto, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2017.

10.1
Global Payments Inc. Fifth Amended and Restated Non-Employee Director Compensation Plan, dated April 25, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2019.

10.2
Seventh Amendment to Second Amended and Restated Credit Agreement, dated as of May 31, 2019, among the Company, the other borrowers thereto, the guarantors thereto, the lenders thereto and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019.

10.3
Term Loan Credit Agreement, dated as of July 9, 2019, among the Company, as borrower, Bank of America, N.A., as administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2019.

10.4
Credit Agreement, dated as of July 9, 2019, among Global Payments Inc., as borrower, the other borrowers party thereto, Bank of America, N.A., as administrative agent, swing line lender and an L/C/ Issuer and the other lenders and L/C/ issuers party thereto, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 16, 2019.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

Global Payments Inc.
(Registrant)

Date: July 30, 2019	/s/ Cameron M. Bready
Cameron M. Bready
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)