Form 10-Q
period 2019-09-30
GLOBAL PAYMENTS INC
filed 2019-10-31
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
The number of shares of the issuer’s common stock, no par value, outstanding as of October 27, 2019 was 300,548,018.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended September 30, 2019

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	September 30, 2019	September 30, 2018

Revenues	$1,105,941	$857,670
Operating expenses:
Cost of service	427,720	265,013
Selling, general and administrative	504,184	369,495
	931,904	634,508
Operating income	174,037	223,162

Interest and other income	11,232	3,134
Interest and other expense	(96,161)	(46,356)
	(84,929)	(43,222)
Income before income taxes	89,108	179,940
Income tax benefit	16,623	6,089
Net income	105,731	186,029
Net income attributable to noncontrolling interests, net of income tax	(10,687)	(9,659)
Net income attributable to Global Payments	$95,044	$176,370

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.54	$1.12
Diluted earnings per share	$0.54	$1.11
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	September 30, 2019	September 30, 2018

Revenues	$2,924,131	$2,485,811
Operating expenses:
Cost of service	1,035,225	781,943
Selling, general and administrative	1,293,651	1,133,799
	2,328,876	1,915,742
Operating income	595,255	570,069

Interest and other income	20,342	17,397
Interest and other expense	(220,858)	(139,681)
	(200,516)	(122,284)
Income before income taxes	394,739	447,785
Income tax expense	(39,765)	(46,441)
Net income	354,974	401,344
Net income attributable to noncontrolling interests, net of income tax	(27,132)	(24,506)
Net income attributable to Global Payments	$327,842	$376,838

Earnings per share attributable to Global Payments:
Basic earnings per share	$2.00	$2.37
Diluted earnings per share	$2.00	$2.36
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	September 30, 2019	September 30, 2018

Net income	$105,731	$186,029
Other comprehensive income (loss):
Foreign currency translation adjustments	(67,279)	(15,395)
Income tax benefit related to foreign currency translation adjustments	144	140
Net unrealized (losses) gains on hedging activities	(40,265)	1,845
Reclassification of net unrealized losses (gains) on hedging activities to interest expense	1,193	(1,663)
Income tax benefit (expense) related to hedging activities	9,289	(110)
Other, net of tax	37	(58)
Other comprehensive loss	(96,881)	(15,241)

Comprehensive income	8,850	170,788
Comprehensive income attributable to noncontrolling interests	(1,967)	(21,333)
Comprehensive income attributable to Global Payments	$6,883	$149,455

	Nine Months Ended
	September 30, 2019	September 30, 2018

Net income	$354,974	$401,344
Other comprehensive income (loss):
Foreign currency translation adjustments	(54,377)	(80,620)
Income tax benefit (expense) related to foreign currency translation adjustments	1,695	(224)
Net unrealized (losses) gains on hedging activities	(96,997)	12,353
Reclassification of net unrealized gains on hedging activities to interest expense	(1,530)	(2,830)
Income tax benefit (expense) related to hedging activities	23,800	(2,420)
Other, net of tax	165	(59)
Other comprehensive loss	(127,244)	(73,800)

Comprehensive income	227,730	327,544
Comprehensive income attributable to noncontrolling interests	(17,780)	(36,264)
Comprehensive income attributable to Global Payments	$209,950	$291,280
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,127,616	$1,210,878
Accounts receivable, net	868,133	348,400
Settlement processing assets	1,556,307	1,600,222
Prepaid expenses and other current assets	440,512	216,708
Total current assets	4,992,568	3,376,208
Goodwill	23,754,450	6,341,355
Other intangible assets, net	13,184,391	2,488,618
Property and equipment, net	1,423,271	653,542
Deferred income taxes	12,477	8,128
Other noncurrent assets	1,844,890	362,923
Total assets	$45,212,047	$13,230,774
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$547,624	$700,486
Current portion of long-term debt	33,373	115,075
Accounts payable and accrued liabilities	1,849,424	1,176,703
Settlement processing obligations	1,852,731	1,276,356
Total current liabilities	4,283,152	3,268,620
Long-term debt	8,987,704	5,015,168
Deferred income taxes	3,352,727	585,025
Other noncurrent liabilities	632,746	175,618
Total liabilities	17,256,329	9,044,431
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at September 30, 2019 and 200,000,000 shares authorized at December 31, 2018; 300,544,949 issued and outstanding at September 30, 2019 and 157,961,982 issued and outstanding at December 31, 2018	—	—
Paid-in capital	25,904,804	2,235,167
Retained earnings	2,297,897	2,066,415
Accumulated other comprehensive loss	(428,067)	(310,175)
Total Global Payments shareholders’ equity	27,774,634	3,991,407
Noncontrolling interests	181,084	194,936
Total equity	27,955,718	4,186,343
Total liabilities and equity	$45,212,047	$13,230,774
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$354,974	$401,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	132,043	105,734
Amortization of acquired intangibles	345,455	263,714
Amortization of capitalized contract costs	47,778	37,281
Share-based compensation expense	55,791	44,937
Provision for operating losses and bad debts	34,877	32,309
Deferred income taxes	(42,990)	(4,973)
Other, net	6,666	(17,185)
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(80,709)	(27,696)
Settlement processing assets and obligations, net	623,985	(58,693)
Prepaid expenses and other assets	(148,421)	(117,824)
Accounts payable and other liabilities	19,940	2,058
Net cash provided by operating activities	1,349,389	661,006
Cash flows from investing activities:
Acquisitions, net of cash acquired	(334,383)	(769,082)
Capital expenditures	(201,017)	(156,060)
Other, net	29,112	(2,383)
Net cash used in investing activities	(506,288)	(927,525)
Cash flows from financing activities:
Net (repayments of) borrowings from settlement lines of credit	(144,473)	49,381
Proceeds from long-term debt	6,704,838	1,606,214
Repayments of long-term debt	(6,097,229)	(1,468,505)
Payments of debt issuance costs	(32,637)	(12,544)
Repurchases of common stock	(233,995)	(180,897)
Proceeds from stock issued under share-based compensation plans	22,008	12,571
Common stock repurchased - share-based compensation plans	(49,037)	(44,824)
Distributions to noncontrolling interests	(31,632)	(5,686)
Preacquisition dividends paid to former TSYS shareholders	(23,240)	—
Dividends paid	(4,727)	(4,750)
Net cash provided by (used in) financing activities	109,876	(49,040)
Effect of exchange rate changes on cash	(36,239)	(29,692)
Increase (decrease) in cash and cash equivalents	916,738	(345,251)
Cash and cash equivalents, beginning of the period	1,210,878	1,335,855
Cash and cash equivalents, end of the period	$2,127,616	$990,604
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	156,675	$2,126,065	$2,204,445	$(339,906)	$3,990,604	$184,512	$4,175,116
Net income			95,044		95,044	10,687	105,731
Other comprehensive loss				(88,161)	(88,161)	(8,720)	(96,881)
Stock issued under share-based compensation plans	141	9,057			9,057		9,057
Common stock repurchased - share-based compensation plans	(180)	(29,584)			(29,584)		(29,584)
Share-based compensation expense		27,877			27,877		27,877
Issuance of common stock in connection with a business combination	143,909	23,771,389			23,771,389		23,771,389
Distributions to noncontrolling interest					—	(5,395)	(5,395)
Dividends paid ($0.01 per share)			(1,592)		(1,592)		(1,592)
Balance at September 30, 2019	300,545	$25,904,804	$2,297,897	$(428,067)	$27,774,634	$181,084	$27,955,718

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2018	158,071	$2,254,783	$1,819,213	$(243,629)	$3,830,367	$185,634	$4,016,001
Net income			176,369		176,369	9,659	186,028
Other comprehensive income (loss)				(26,916)	(26,916)	11,675	(15,241)
Stock issued under share-based compensation plans	325	6,231			6,231		6,231
Common stock repurchased - share-based compensation plans	(210)	(25,019)			(25,019)		(25,019)
Share-based compensation expense		14,833			14,833		14,833
Distributions to noncontrolling interest					—	(5,686)	(5,686)
Dividends paid ($0.01 per share)			(1,579)		(1,579)		(1,579)
Balance at September 30, 2018	158,186	$2,250,828	$1,994,003	$(270,545)	$3,974,286	$201,282	$4,175,568
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	157,962	$2,235,167	$2,066,415	$(310,175)	$3,991,407	$194,936	$4,186,343
Net income			327,842		327,842	27,132	354,974
Other comprehensive loss				(117,892)	(117,892)	(9,352)	(127,244)
Stock issued under share-based compensation plans	750	22,008			22,008		22,008
Common stock repurchased - share-based compensation plans	(268)	(41,190)			(41,190)		(41,190)
Share-based compensation expense		55,791			55,791		55,791
Issuance of common stock in connection with a business combination	143,909	23,771,389			23,771,389		23,771,389
Distributions to noncontrolling interest					—	(31,632)	(31,632)
Repurchase of common stock	(1,808)	(138,361)	(91,633)		(229,994)		(229,994)
Dividends paid ($0.03 per share)			(4,727)		(4,727)		(4,727)
Balance at September 30, 2019	300,545	$25,904,804	$2,297,897	$(428,067)	$27,774,634	$181,084	$27,955,718

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	159,180	$2,379,774	$1,597,897	$(183,144)	$3,794,527	$170,704	$3,965,231
Cumulative effect of adoption of new accounting standard			50,969	(1,843)	49,126		49,126
Net income			376,838		376,838	24,506	401,344
Other comprehensive income (loss)				(85,558)	(85,558)	11,758	(73,800)
Stock issued under share-based compensation plans	895	12,571			12,571		12,571
Common stock repurchased - share-based compensation plans	(277)	(32,508)			(32,508)		(32,508)
Share-based compensation expense		44,937			44,937		44,937
Distributions to noncontrolling interest					—	(5,686)	(5,686)
Repurchase of common stock	(1,612)	(153,946)	(26,951)		(180,897)		(180,897)
Dividends paid ($0.03 per share)			(4,750)		(4,750)		(4,750)
Balance at September 30, 2018	158,186	$2,250,828	$1,994,003	$(270,545)	$3,974,286	$201,282	$4,175,568
See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

On May 27, 2019, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Total System Services, Inc. ("TSYS") providing for the merger of TSYS with and into Global Payments, with Global Payments as the surviving entity (the "Merger"). We consummated the Merger on September 18, 2019. Prior to the Merger, TSYS was a leading global payments provider, offering seamless, secure and innovative solutions to issuers, merchants and consumers. Through our combination with TSYS, we are now a leading pure play payments technology company delivering innovative software and services to our customers globally. See "Note 2—Acquisitions" for more information about the Merger.

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

Recently Adopted Accounting Pronouncements— In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases." ASU 2016-02 requires recognition of assets and liabilities for the rights and obligations created by leases and new disclosures about leases. We adopted ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB, on January 1, 2019 using the optional modified retrospective transition method. Under this transition method, we did not recast the prior period financial statements presented. We elected the transition package of three practical expedients, which among other things, allowed for the carryforward of historical lease classifications. We made an accounting policy election to not recognize assets or liabilities for leases with a term of less than twelve months and to account for all components in a lease arrangement as a single combined lease component for all of our then existing asset classes. In connection with the Merger, we acquired right-of-use assets that represent an additional asset class for computer equipment, for which we account for lease and nonlease components separately.

The adoption of ASU 2016-02 resulted in the measurement and recognition of lease liabilities in the amount of $274.0 million and right-of-use assets in the amount of $236.0 million as of January 1, 2019. Lease liabilities were measured as the present value of remaining lease payments, and the corresponding right-of-use assets were measured at an amount equal to the lease liabilities adjusted by the amounts of certain assets and liabilities, such as prepaid rent and deferred lease obligations, that we previously recognized on the balance sheet prior to the initial application of ASU 2016-02. To calculate the present value of remaining lease payments, we elected to use an incremental borrowing rate based on the remaining lease term at transition.

Recently Issued Pronouncements Not Yet Adopted— In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (A Consensus of the FASB Emerging Issues Task Force)." ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract. The new guidance amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The amendments in this update also provide additional presentation and disclosure requirements, including requirements to disclose the nature of an entity’s hosting arrangements that are service contracts, as well as quantitative information about capitalized implementation costs and related amortization expense. The guidance will become effective for us on January 1, 2020. We expect to apply the guidance prospectively to all implementation costs incurred after the date of adoption.

We are finalizing our comparison of the guidance in ASU 2018-15 to our current accounting and financial reporting practices for costs of implementation activities performed in cloud computing arrangements. We are also evaluating the need for changes to our internal controls. We have not yet completed our assessment or quantified the effect, if any, of ASU 2018-15 on our consolidated balance sheet or our statements of income and cash flows; however, our preliminary expectation is that the adoption of this standard will not have a material effect on our consolidated financial statements. We have historically capitalized implementation costs associated with cloud computing arrangements that are service contracts following the guidance in Subtopic 350-40 and expect to continue to do so pursuant to the clarifications provided in the new guidance. We expect to amortize deferred implementation costs to expense on a straight-line basis over the term of the applicable hosting arrangement.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this update change how companies measure and recognize credit impairment for many financial instruments measured at amortized cost. The new model for current expected credit losses ("CECL") will require us to recognize an estimate of credit losses expected to occur over the remaining life of the financial instruments that are within the scope of the update, including accounts receivable and settlement processing assets, each of which are short-term in nature. Under current GAAP, credit losses on these financial instruments are not recognized until their occurrence is deemed to be probable. The guidance will become effective for us on January 1, 2020. In general, the new guidance will require modified retrospective application to all outstanding financial assets that are within the scope of the update, with a cumulative-effect adjustment, if any, recorded to retained earnings as of the date of adoption.

We are continuing to evaluate the effect of ASU 2016-13 on our consolidated financial statements, including comparing how we currently measure and recognize our allowance for doubtful accounts on accounts receivable and our reserve for operating losses and sales allowances to how we would make such measurements applying the new CECL model. We have not yet completed our assessment or quantified the effect, if any, of ASU 2016-13 on our consolidated balance sheet or our statements of income and cash flows; however, we believe the adoption of this new standard may require expanded qualitative disclosures about our financial assets and related allowance for credit losses, as well as implementation of new or modified internal controls.

As a result of the Merger, we have expanded our efforts to evaluate the effects of these new standards on the combined company, and we are incorporating TSYS into our evaluation.

NOTE 2—ACQUISITIONS

The transactions described below were accounted for as business combinations, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date.

Total System Services, Inc.

Pursuant to the Merger Agreement, we acquired all of the outstanding common stock of TSYS at the closing on September 18, 2019. Upon consummation of the Merger, holders of TSYS common stock received 0.8101 shares of Global Payments common stock for each share of TSYS common stock they owned at the effective time of the Merger (the "Exchange Ratio"). In addition, certain TSYS equity awards held by employees who were not executive officers, pursuant to their terms, vested automatically at closing ("Single-Trigger Awards") and were converted into the right to receive a number of shares of Global Payments common stock determined based on the Exchange Ratio. Also, pursuant to the Merger Agreement, we granted equity awards for approximately 2.2 million shares of Global Payments common stock to certain TSYS equity awards holders ("Replacement Awards"). Each such Replacement Award is subject to the same terms and conditions (including vesting and exercisability or payment terms) as applied to the corresponding TSYS equity award. We apportioned the fair value of the Replacement Awards between purchase consideration and amounts to be recognized in periods following the Merger as share-based compensation expense over the requisite service period of the Replacement Awards.

The purchase consideration transferred to TSYS shareholders was valued at $23.8 billion. Total purchase consideration also included the amount of borrowings outstanding under TSYS's unsecured revolving credit facility together with accrued interest and fees that we were required to repay upon consummation of the Merger.

The fair value of total purchase consideration was determined as follows (in thousands, except per share data):

Shares of TSYS common stock issued and outstanding (including Single-Trigger Awards)	177,643
Exchange Ratio	0.8101
Shares of Global Payments common stock issued to TSYS shareholders	143,909
Price per share of Global Payments common stock	$163.74
Fair value of common stock issued to TSYS shareholders(1)	23,563,568
Value of Replacement Awards attributable to purchase consideration	207,821
Cash paid to TSYS shareholders in lieu of fractional shares	1,352
Total purchase consideration transferred to TSYS shareholders	23,772,741
Repayment of TSYS's unsecured revolving credit facility (including accrued interest and fees)	702,212
Total purchase consideration	$24,474,953

(1) Fair value of common stock issued to TSYS shareholders does not equal the product of shares of Global Payments common stock issued to TSYS shareholders and price per share of Global Payments common stock as presented in the table above due to the rounding of the number of shares in thousands.

The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of September 30, 2019, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Cash and cash equivalents	$446,027
Accounts receivable	443,783
Identified intangible assets	11,020,000
Property and equipment	695,560
Other assets	1,476,290
Accounts payable and accrued liabilities	(594,558)
Debt	(3,295,284)
Deferred income tax liabilities	(2,843,643)
Other liabilities	(313,782)
Total identifiable net assets	7,034,393
Goodwill	17,440,560
Total purchase consideration	$24,474,953

As of September 30, 2019, we considered these amounts to be provisional because we were still in the process of gathering and reviewing information to support the valuations of the assets acquired and liabilities assumed. Goodwill arising from the acquisition of $17.4 billion, included in the TSYS segment as of September 30, 2019, was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining the acquired business into our existing business. We expect that substantially all of the goodwill from this acquisition will not be deductible for income tax purposes. Due to the timing of the Merger, we are still in the process of assigning goodwill to our reporting units.

The following table reflects the provisional estimated fair values of the identified intangible assets of TSYS and the respective aggregated weighted-average estimated amortization periods:

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods

	(in thousands)	(years)
Customer-related intangible assets	$6,330,000	18
Contract-based intangible assets	1,810,000	20
Acquired technologies	1,810,000	7
Trademarks and trade names	1,070,000	12
Total estimated identified intangible assets	$11,020,000	14

From the acquisition date through September 30, 2019, TSYS contributed $147.5 million to our consolidated revenues and had an operating loss of approximately $11.1 million. Transaction costs directly related to the Merger were $53.5 million and $65.7 million for the three and nine months ended September 30, 2019, respectively.

The following unaudited pro forma information shows the results of our operations for the three and nine months ended September 30, 2019 and 2018 as if the Merger had occurred on January 1, 2018. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Merger had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of TSYS. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Global Payments and TSYS. The pro forma adjustments include:

•	incremental amortization expense associated with identified intangible assets;

•	a reduction of revenues and operating expenses associated with fair value adjustments made to acquired assets and assumed liabilities, such as contract cost assets and contract liabilities;

•	a reduction of interest expense resulting from financing of the Merger, the repayment of TSYS's secured revolving credit facility and fair value adjustments applied to TSYS debt that we assumed; and

•	the income tax effects of the pro forma adjustments.

In addition, the pro forma net income attributable to Global Payments includes recognition of transaction costs related to the Merger in earnings as of the beginning of the earliest period presented. Accordingly, pro forma net income attributable to Global Payments for the nine months ended September 30, 2018 includes approximately $150 million of transaction costs.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Actual	Pro Forma	Actual	Pro Forma

	(in thousands)

Total revenues	$1,105,941	$1,993,089	$857,670	$1,864,534
Net income attributable to Global Payments	$95,044	$219,010	$176,370	$240,478

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Actual	Pro Forma	Actual	Pro Forma

	(in thousands)

Total revenues	$2,924,131	$5,866,522	$2,485,811	$5,469,240
Net income attributable to Global Payments	$327,842	$614,317	$376,838	$407,899

SICOM Systems, Inc.

On October 17, 2018, we acquired SICOM Systems, Inc. ("SICOM") for total purchase consideration of $410.2 million, which we funded with cash on hand and incremental debt. SICOM is a provider of end-to-end enterprise, cloud-based software solutions and other technologies to quick service restaurants and food service management companies.

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of September 30, 2019, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Cash and cash equivalents	$7,540
Property and equipment	5,838
Identified intangible assets	188,294
Other assets	22,275
Deferred income liabilities	(47,610)
Other liabilities	(31,350)
Total identifiable net assets	144,987
Goodwill	265,214
Total purchase consideration	$410,201

During the nine months ended September 30, 2019, we made an adjustment of $0.4 million to reflect an increase in the total purchase consideration, which resulted in a corresponding increase in goodwill. Goodwill arising from the acquisition of $265.2 million, included in the North America segment, was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining the acquired business into our existing business. We expect that approximately $40 million of the goodwill from this acquisition will be deductible for income tax purposes.

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

AdvancedMD, Inc.

On September 4, 2018, we acquired AdvancedMD, Inc. ("AdvancedMD") for total purchase consideration of $706.9 million, which we funded with cash on hand and incremental debt. AdvancedMD is a provider of cloud-based enterprise software solutions to small-to-medium sized ambulatory care physician practices.

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of September 30, 2019, including a reconciliation to the total purchase consideration, were as follows (in thousands):

Cash and cash equivalents	$7,657
Property and equipment	5,672
Identified intangible assets	419,500
Other assets	11,785
Deferred income tax liabilities	(94,044)
Other liabilities	(15,647)
Total identifiable net assets	334,923
Goodwill	371,962
Total purchase consideration	$706,885

During the nine months ended September 30, 2019, we made measurement-period adjustments of $4.7 million primarily related to a reduction in deferred income tax liabilities, which resulted in a corresponding reduction in goodwill. Goodwill arising from the acquisition of $372.0 million, included in the North America segment, was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining the acquired business into our existing business. We expect that substantially all of the goodwill from this acquisition will not be deductible for income tax purposes.

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

Valuation of Identified Intangible Assets

For the acquisitions discussed above, the estimated fair values of customer-related and contract-based intangible assets were generally determined using the income approach, which was based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rates used represented the average estimated value of a market participant’s cost of capital and debt, derived using customary market metrics. Acquired technologies were valued using the replacement cost method, which required us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names were valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method required us to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted-average cost of capital.

NOTE 3—REVENUES

The following tables present a disaggregation of our revenue from contracts with customers by distribution channel for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	North America	Europe	Asia-Pacific	TSYS	Total

	(in thousands)

Direct:
Relationship-led	$310,389	$114,562	$29,829	$—	$454,780
Technology-enabled	369,147	50,388	28,851	—	448,386
	679,536	164,950	58,680	—	903,166
Wholesale	55,305	—	—	—	55,305
	734,841	164,950	58,680	—	958,471
TSYS	—	—	—	147,470	147,470
	$734,841	$164,950	$58,680	$147,470	$1,105,941

	Three Months Ended September 30, 2018
	North America	Europe	Asia-Pacific	TSYS	Total

	(in thousands)

Direct:
Relationship-led	$254,593	$105,468	$33,612	$—	$393,673
Technology-enabled	317,206	52,116	22,759	—	392,081
	571,799	157,584	56,371	—	785,754
Wholesale	71,916	—	—	—	71,916
	643,715	157,584	56,371	—	857,670
TSYS	—	—	—	—	—
	$643,715	$157,584	$56,371	$—	$857,670

	Nine Months Ended September 30, 2019
	North America	Europe	Asia-Pacific	TSYS	Total

	(in thousands)

Direct:
Relationship-led	$882,026	$319,781	$93,990	$—	$1,295,797
Technology-enabled	1,061,094	148,387	85,321	—	1,294,802
	1,943,120	468,168	179,311	—	2,590,599
Wholesale	186,062	—	—	—	186,062
	2,129,182	468,168	179,311	—	2,776,661
TSYS	—	—	—	147,470	147,470
	$2,129,182	$468,168	$179,311	$147,470	$2,924,131

	Nine Months Ended September 30, 2018
	North America	Europe	Asia-Pacific	TSYS	Total

	(in thousands)

Direct:
Relationship-led	$725,874	$300,642	$101,225	$—	$1,127,741
Technology-enabled	896,982	155,850	68,549	—	1,121,381
	1,622,856	456,492	169,774	—	2,249,122
Wholesale	236,689	—	—	—	236,689
	1,859,545	456,492	169,774	—	2,485,811
TSYS	—	—	—	—	—
	$1,859,545	$456,492	$169,774	$—	$2,485,811

ASC 606 requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and nine months ended September 30, 2019 and 2018, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of September 30, 2019 and December 31, 2018 was as follows:

	Balance Sheet Location	September 30, 2019	December 31, 2018

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$216,540	$194,616
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$24,114	$12,954

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$195,472	$146,947
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$28,039	$8,595

The increase in contract liabilities during the nine months ended September 30, 2019 was primarily attributable to contract liabilities assumed in the Merger. Net contract assets were not material at September 30, 2019 or at December 31, 2018.

Revenue recognized for the three months ended September 30, 2019 and 2018 from contract liability balances at the beginning of each period was $52.0 million and $39.2 million, respectively. Revenue recognized for the nine months ended September 30, 2019 and 2018 from contract liability balances at the beginning of each period was $122.7 million and $90.2 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. However, as permitted by ASC 606, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in table below.

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2019 as follows (in thousands):

Year ending December 31,
Remainder of 2019	$228,002
2020	746,107
2021	608,080
2022	435,065
2023-2029	526,047
Total	$2,543,301

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2019 and December 31, 2018, goodwill and other intangible assets consisted of the following:

	September 30, 2019	December 31, 2018

	(in thousands)

Goodwill	$23,754,450	$6,341,355
Other intangible assets:
Customer-related intangible assets	$8,812,560	$2,486,217
Acquired technologies	2,726,862	896,701
Contract-based intangible assets	1,981,156	178,391
Trademarks and trade names	1,357,763	289,588
	14,878,341	3,850,897
Less accumulated amortization:
Customer-related intangible assets	1,032,218	860,715
Acquired technologies	474,904	351,170
Contract-based intangible assets	75,804	67,160
Trademarks and trade names	111,024	83,234
	1,693,950	1,362,279
	$13,184,391	$2,488,618

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the nine months ended September 30, 2019:

	North America	Europe	Asia-Pacific	TSYS	Total

	(in thousands)

Balance at December 31, 2018	$5,530,087	$484,761	$326,507	$—	$6,341,355
Effect of foreign currency translation	3,217	(19,533)	(11,542)	—	(27,858)
Goodwill acquired	—	—	—	17,440,560	17,440,560
Measurement-period adjustments	(4,370)	—	4,763	—	393
Balance at September 30, 2019	$5,528,934	$465,228	$319,728	$17,440,560	$23,754,450

There were no accumulated impairment losses for goodwill as of September 30, 2019 or December 31, 2018.

NOTE 5—LEASES

Our leases consist primarily of operating real estate leases for office space and data centers in the markets in which we conduct business. We also have operating and finance leases for computer and other equipment. Many of our leases include escalating rental payments and incentives, as well as termination and renewal options. Certain of our lease agreements provide that we pay the cost of property taxes, insurance and maintenance. As described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies," we adopted ASU 2016-02 on January 1, 2019. Unless otherwise indicated, the following information in this footnote applies only to periods after December 31, 2018.

We evaluate each of our lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if we obtain substantially all of the economic benefits of, and have the right to control the use of, an asset for a period of time. Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease agreement. We recognize right-of-use assets and lease liabilities at the lease commencement date based on the present values of fixed lease payments over the term of the lease. Right-of-use assets may also be adjusted to reflect any prepayments made or any incentive payments received. Operating lease costs and depreciation expense for finance leases are recognized as expense on a straight-line basis over the lease term. We consider a termination or renewal option in the determination of the lease term when it is reasonably certain that we will exercise that option. The weighted-average remaining lease term for operating and finance leases at September 30, 2019 was 7.5 years and 5.4 years, respectively. Because our leases generally do not provide a readily determinable implicit interest rate, we use an incremental borrowing rate to measure the lease liability and associated right-of-use asset at the lease commencement date. The incremental borrowing rate used is a fully collateralized rate that considers our credit rating, market conditions and the term of the lease at the lease commencement date. As of September 30, 2019, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 4.1% and 2.8%, respectively.

The effects of adopting ASU 2016-02 on our balance sheet as of January 1, 2019 are set forth in the table below. Adoption did not have a material effect on any line items in our consolidated statement of income or on our cash flows from operating activities, investing activities or financing activities included in our consolidated statement of cash flows. As of September 30, 2019 and January 1, 2019, right-of-use assets and lease liabilities consisted of the following:

	Balance Sheet Location	September 30, 2019	January 1, 2019

		(in thousands)

Assets:
Operating lease right-of-use assets:
Real estate	Other noncurrent assets	$368,816	$231,720
Computer equipment	Other noncurrent assets	85,961	—
Other	Other noncurrent assets	1,215	4,259
Total operating lease right-of-use-assets		455,992	235,979

Finance lease right-of-use assets:
Computer equipment	Property and equipment, net	$22,020	$—
Other	Property and equipment, net	4,702	—
		26,722	—
Less accumulated depreciation:
Computer equipment	Property and equipment, net	(470)	—
Other	Property and equipment, net	(17)	—
Total accumulated depreciation		(487)	—
Total finance lease right-of-use assets		26,235	—
Total right-of-use assets(1)		$482,227	$235,979

Liabilities:
Operating lease liabilities (current)	Accounts payable and accrued liabilities	$88,280	$37,339
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	413,111	236,697
Finance lease liabilities (current)	Current portion of long-term debt	6,414	—
Finance lease liabilities (noncurrent)	Long-term debt	27,852	—
Total lease liabilities		$535,657	$274,036

(1) Approximately 85% of our right-of-use assets are located in the United States.

As of September 30, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in thousands)

Year ending December 31,
Remainder of 2019	$22,197	$1,781
2020	106,212	7,328
2021	97,330	7,100
2022	86,099	7,066
2023	57,251	6,674
2024	47,250	6,597
2025 and thereafter	180,794	273
Total lease payments(1)	597,133	36,819
Imputed interest	(95,742)	(2,553)
Total lease liabilities	$501,391	$34,266

(1) Total operating lease payments did not include approximately $40 million for operating leases that had not yet commenced at September 30, 2019. We expect the lease commencement dates for these leases to occur later in 2019 and in 2020.

Operating lease costs in our consolidated statement of income for the three months ended September 30, 2019 were $23.4 million, including $20.4 million in selling, general and administrative expenses and $3.0 million in cost of services. Operating lease costs in our consolidated statement of income for the nine months ended September 30, 2019 were $53.3 million, including $47.9 million in selling, general and administrative expenses and $5.4 million in cost of services. Total lease costs for the three and nine months ended September 30, 2019 include variable lease costs of approximately $9.0 million and $14.0 million, respectively, which are primarily comprised of the cost of property taxes, insurance and maintenance. Finance lease costs and lease costs for leases with a term of less than twelve months were not material for the three and nine months ended September 30, 2019.

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2019 was $43.0 million, which is included as a component of cash provided by operating activities in the consolidated statement of cash flows. Operating lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were approximately $23.5 million for the nine months ended September 30, 2019. In connection with the Merger, we acquired right-of-use assets and assumed lease liabilities of $256.6 million and $271.9 million, respectively.

Future minimum payments at December 31, 2018 for noncancelable operating leases were as follows (in thousands):

Year ending December 31:
2019	$50,095
2020	47,700
2021	40,035
2022	37,055
2023	33,298
2024 and thereafter	225,225
Total future minimum payments(1)	$433,408

(1) Future minimum lease payments included approximately $70 million for operating leases that had not commenced at December 31, 2018.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of September 30, 2019 and December 31, 2018, long-term debt consisted of the following:

	September 30, 2019	December 31, 2018

	(in thousands)

Long-term Debt
3.800% senior notes due April 1, 2021	$763,194	$—
3.750% senior notes due June 1, 2023	568,598	—
4.000% senior notes due June 1, 2023	574,170	—
2.650% senior notes due February 15, 2025	991,090	—
4.800% senior notes due April 1, 2026	823,448	—
4.450% senior notes due June 1, 2028	488,081	—
3.200% senior notes due August 15, 2029	1,234,560	—
4.150% senior notes due August 15, 2049	739,410	—
Unsecured term loan facility	1,980,886	—
Unsecured revolving credit facility	783,000	—
Secured term loans (outstanding under our Prior Credit Facility)	—	4,426,243
Secured revolving credit facility (outstanding under our Prior Credit Facility)	—	704,000
Finance lease liabilities	34,266	—
Other borrowings	40,374	—
Total long-term debt	9,021,077	5,130,243
Less current portion	33,373	115,075
Long-term debt, excluding current portion	$8,987,704	$5,015,168

The carrying amounts of our senior notes and term loans are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At September 30, 2019, unamortized discount on senior notes was $6.0 million, and unamortized debt issuance costs on senior notes and the unsecured term loan facility were $48.0 million. Unamortized debt issuance costs on our secured term loans at December 31, 2018 were $37.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At September 30, 2019, unamortized debt issuance costs on the unsecured revolving credit facility were $18.6 million, and, at December 31, 2018, unamortized debt issuance costs on the secured revolving credit facility were $12.9 million. The debt discounts and debt issuance costs are recognized as an increase to interest expense over the terms of the respective debt instruments. Amortization of discounts and debt issuance costs was $3.1 million and $9.2 million, respectively, for the three and nine months ended September 30, 2019. Amortization of debt issuance costs for the three and nine months ended September 30, 2018 was $2.9 million and $8.6 million, respectively.

At September 30, 2019, maturities of long-term debt (excluding finance lease liabilities) were as follows by year (in thousands):

Year ending December 31,
Remainder of 2019	$11,536
2020	22,953
2021	754,906
2022	50,038
2023	1,300,000
2024	2,533,000
2025 and thereafter	4,200,000
Total	$8,872,433

See "Note 5—Leases" for more information about our finance lease liabilities, including maturities.

Bridge Facility

On May 27, 2019, in connection with our entry into the Merger Agreement described in "Note 2—Acquisitions," we obtained commitments for a $2.75 billion, 364-day senior unsecured bridge facility (the "Bridge Facility"). On July 9, 2019, upon our entry into the Term Loan Facility and the Unsecured Revolving Credit Facility (each as defined below), the aggregate commitments under the Bridge Facility were reduced to approximately $2.1 billion. Concurrently with the issuance of the Senior Notes (as defined below), the remaining aggregate commitments under the Bridge Facility were reduced to zero and terminated. For the three and nine months ended September 30, 2019, we recognized $8.8 million and $11.7 million, respectively, of fees associated with the Bridge Facility in interest expense.

New Facilities

On July 9, 2019, we entered into a term loan credit agreement ("Term Loan Credit Agreement") and a revolving credit agreement ("Unsecured Revolving Credit Agreement") in each case with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Term Loan Credit Agreement provides for a senior unsecured $2.0 billion term loan facility ("Term Loan Facility"). The Unsecured Revolving Credit Agreement provides for a senior unsecured $3.0 billion revolving credit facility ("Unsecured Revolving Credit Facility," together with the Term Loan Facility, the "New Facilities"). We capitalized debt issuance costs of $12.8 million in connection with the issuances under the New Facilities.

Borrowings under the Term Loan Facility were made in U.S. dollars and borrowings under the Unsecured Revolving Credit Facility are available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings in U.S. dollars and certain other London Interbank Offered Rate ("LIBOR")-quoted currencies will bear interest, at our option, at a rate equal to either (1) the rate (adjusted for any statutory reserve requirements for eurocurrency liabilities) for eurodollar deposits in the London interbank market, (2) a floating rate of interest set forth on the applicable LIBOR screen page designated by Bank of America or (3) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America as its "prime rate" or (c) LIBOR plus 1.0%, in each case, plus an applicable margin.

As of September 30, 2019, the interest rates on the Term Loan Facility and the Unsecured Revolving Credit Facility were 3.42% and 3.33%, respectively. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the Unsecured Revolving Credit Facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating. Beginning on December 31, 2022, and at the end of each quarter thereafter, the Term Loan Facility must be repaid in quarterly installments in the amount of 2.50% of original principal through the maturity date with the remaining principal balance due upon maturity in September 2024. The Unsecured Revolving Credit Agreement also matures in September 2024.

We may issue standby letters of credit of up to $250 million in the aggregate under the Unsecured Revolving Credit Facility. Outstanding letters of credit under the Unsecured Revolving Credit Facility reduce the amount of borrowings available to us. The total available commitments under the Unsecured Revolving Credit Facility at September 30, 2019 were $2,198.8 million.

Senior Notes

On August 14, 2019, we completed the public offering and issuance of $3.0 billion aggregate principal amount of senior unsecured notes, consisting of the following: (i) $1.0 billion aggregate principal amount of 2.650% senior notes due 2025; (ii) $1.25 billion aggregate principal amount of 3.200% senior notes due 2029; and (iii) $750 million aggregate principal amount of 4.150% senior notes due 2049 (collectively, the "Senior Notes"). Interest on the Senior Notes is payable semi-annually in arrears on each February 15 and August 15, beginning on February 15, 2020. Each series of the Senior Notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture. We issued the Senior Notes at a total discount of $6.1 million and capitalized related debt issuance costs of $29.3 million.

From August 14, 2019 to the closing date of the Merger, the proceeds from the issuance of the Senior Notes were held in escrow. Upon closing, the funds were released and used together with borrowings under the Term Loan Facility and the Unsecured Revolving Credit Facility and cash on hand to repay TSYS's unsecured revolving credit facility, to refinance certain of our existing indebtedness, to fund cash payments made in lieu of fractional shares payable in accordance with the terms of the Merger Agreement and to pay transaction fees and costs related to the Merger.

In addition, in connection with the Merger, we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750 million aggregate principal amount of 3.800% senior notes due 2021; (ii) $550 million aggregate principal amount of 3.750% senior notes due 2023; (iii) $550 million aggregate principal amount of 4.000% senior notes due 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 3.800% senior notes due 2021 and the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 3.750% senior notes due 2023, the 4.000% senior notes due 2023 and the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1.

The senior notes assumed in the Merger were measured at fair value of $3.2 billion at the acquisition date, which exceeded their aggregate face value by $169.0 million. The difference between the fair value and face value of the assumed senior notes is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $1.5 million for the three and nine months ended September 30, 2019.

As of September 30, 2019, our senior notes had an estimated fair value of $6,313.2 million. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The fair value of other long-term debt approximated its carrying amount at September 30, 2019.

Prior Credit Facility

Prior to completion of the Merger, we were party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents (as amended from time to time, the "Prior Credit Facility"). The Prior Credit Facility provided for secured financing comprised of (i) a $1.5 billion revolving credit facility; (ii) a $1.5 billion term loan; (iii) a $1.37 billion term loan; (iv) a $1.14 billion term loan; and (v) a $500 million term loan. Upon the consummation of the Merger, all borrowings outstanding and other amounts due under the Prior Credit Facility were repaid with proceeds from the New Facilities and the Prior Credit Facility was terminated. In connection with the extinguishment of the Prior Credit Facility in the three months ended September 30, 2019, we wrote-off related unamortized debt issuance costs of $16.7 million to interest expense.

Compliance with Covenants

The Term Loan Credit Agreement contains customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. The Unsecured Revolving Credit Facility Agreement contains customary conditions to funding, affirmative covenants, negative covenants and events of default. As of September 30, 2019, financial covenants under the Term Loan Credit Agreement required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of September 30, 2019.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of September 30, 2019 and December 31, 2018, a total of $72.1 million and $70.6 million, respectively, of cash on deposit was used to determine the available credit.

As of September 30, 2019 and December 31, 2018, respectively, we had $547.6 million and $700.5 million outstanding under these lines of credit with additional capacity to fund settlement of $871.9 million as of September 30, 2019. The weighted-average interest rate on these borrowings was 3.34% and 2.97% at September 30, 2019 and December 31, 2018, respectively. During the three months ended September 30, 2019, the maximum and average outstanding balances under these lines of credit were $699.0 million and $426.6 million, respectively.

Derivative Agreements

We have interest rate swap agreements with financial institutions to hedge changes in cash flows attributable to interest rate risk on a portion of our variable-rate debt instruments. Net amounts to be received or paid under the swap agreements are reflected as adjustments to interest expense. Since we have designated the interest rate swap agreements as portfolio cash flow hedges, unrealized gains or losses resulting from adjusting the swaps to fair value are recorded as components of other comprehensive income (loss).

In addition, in June 2019, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $1.0 billion. The forward-starting interest rate swaps, designated as cash flow hedges, were designed to manage the exposure to interest rate volatility in anticipation of the issuance of the Senior Notes. During the period from the commencement of the swaps through the date upon which the Senior Notes were issued, the effective portion of the unrealized losses on the swaps was included in other comprehensive loss. Upon issuance of the Senior Notes, we terminated the forward-starting swap agreements and made settlement payments of $48.3 million, which are included cash flows from operating activities in our consolidated statement of cash flows for the nine months ended September 30, 2019 within the caption labeled "Other, net." We have and will continue to reclassify the effective portion of the realized loss from accumulated other comprehensive loss into interest expense over the terms of the related Senior Notes.

The fair values of the interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. These derivative instruments were classified within Level 2 of the valuation hierarchy.

The table below presents the fair values of our derivative financial instruments, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at September 30, 2019	Range of Maturity Dates at September 30, 2019	September 30, 2019	December 31, 2018

				(in thousands)

Interest rate swaps (Notional of $500 million at September 30, 2019 and $750 million at December 31, 2018)	Prepaid expenses and other current assets	1.46%	December 31, 2019 - July 31, 2020	$950	$3,200
Interest rate swaps (Notional of $550 million at December 31, 2018)	Other noncurrent assets	NA	NA	$—	$8,256
Interest rate swaps (Notional of $1.5 billion at September 30, 2019 and $950 million at December 31, 2018)	Other noncurrent liabilities	2.57%	March 31, 2021 - December 31, 2022	$55,238	$14,601

NA - not applicable.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

	(in thousands)

Net unrealized (losses) gains recognized in other comprehensive loss	$(40,265)	$1,845	$(96,997)	$12,353
Net unrealized losses (gains) reclassified out of other comprehensive loss to interest expense	$1,193	$(1,663)	$(1,530)	$(2,830)

As of September 30, 2019, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $19.1 million.

Interest Expense

Interest expense was approximately $96 million and $46 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $221 million and $140 million for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 7—INCOME TAX

Our effective income tax rate for the three months ended September 30, 2019 was a benefit of 18.7%, and our effective income tax rate for the nine months ended September 30, 2019 was 10.1%. Our effective income tax rates for those periods differed from the U.S. statutory rate primarily as a result of:

•	the reduction of our U.S. deferred tax liability resulting from the effect of the Merger on the apportionment of income among the states;

•	excess tax benefits of share-based awards that are recognized upon vesting or settlement;

•	the U.S. tax benefits associated with income derived from foreign sources; and

•	the recognition of the benefit of uncertain tax positions due to the effective settlement of the positions.

Our effective income tax rate for the three months ended September 30, 2018 was a benefit of 3.4%, and our effective income tax rate for the nine months ended September 30, 2018 was 10.4%. During the three and nine months ended September 30, 2018, we reduced our estimated transition tax liability associated with the U.S. Tax Cuts and Jobs Act of 2017 by $23.3 million, which was the primary reason our effective income tax rates for those periods differed from the U.S. statutory rate.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world, including, without limitation, the United States and the United Kingdom. We are no longer subject to state income tax examinations for years ended on or before May 31, 2010, U.S. federal income tax examinations for years ended on or before May 31, 2016 and U.K. federal income tax examinations for years ended on or before May 31, 2015.

NOTE 8—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the nine months ended September 30, 2019 and 2018, we repurchased and retired 1,808,398 shares and 1,612,174 shares of our common stock at a cost, including commissions, of $230.0 million and $180.9 million, respectively, or $127.18 per share and $112.19 per share. We did not repurchase any shares of our common stock during the three months ended September 30, 2019 and 2018. As of September 30, 2019, we were authorized to repurchase up to $568.0 million of our common stock.

In connection with the completion of the Merger, our Articles of Incorporation were amended to increase the number of authorized shares of Global Payments common stock from 200 million to 400 million.

On October 24, 2019, our board of directors declared a dividend of $0.195 per share payable on December 27, 2019 to common shareholders of record as of December 13, 2019.

NOTE 9—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

	(in thousands)

Share-based compensation expense	$27,877	$14,833	$55,791	$44,937
Income tax benefit	$4,396	$3,614	$10,633	$10,276

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the nine months ended September 30, 2019:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2018	1,084	$108.51
Replacement Awards	894	163.74
Granted	772	141.42
Vested	(490)	71.92
Forfeited	(88)	112.47
Unvested at September 30, 2019	2,172	$151.06

The total fair value of restricted stock and performance awards vested during the nine months ended September 30, 2019 and September 30, 2018 was $35.3 million and $45.0 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $20.2 million and $13.8 million during the three months ended September 30, 2019 and September 30, 2018, respectively, and $45.0 million and $41.1 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, there was $175.1 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.2 years. Our restricted stock and performance award plans provide for accelerated vesting under certain conditions.

Stock Options

The following table summarizes changes in stock option activity for the nine months ended September 30, 2019:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2018	598	$59.16	6.2	$27.3
Replacement Awards	1,336	68.96
Granted	109	128.22
Exercised	(221)	32.54
Outstanding at September 30, 2019	1,822	$73.71	6.8	$155.4

Options vested and exercisable at September 30, 2019	1,217	$57.29	5.9	$123.7

We recognized compensation expense for stock options of $7.0 million and $0.7 million during the three months ended September 30, 2019 and 2018, respectively, and $8.6 million and $2.3 million during the nine months ended September 30, 2019 and 2018, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $22.9 million and $15.9 million, respectively. As of September 30, 2019, we had $15.4 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.7 years.

The weighted-average grant-date fair value of stock options granted, including Replacement Awards, during the nine months ended September 30, 2019 and 2018 was $99.56 and $35.09, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2019	September 30, 2018

Risk-free interest rate	1.72%	2.60%
Expected volatility	31%	29%
Dividend yield	0.04%	0.04%
Expected term (years)	5	5

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

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

	(in thousands)

Basic weighted-average number of shares outstanding	177,039	158,168	163,846	158,827
Plus: Dilutive effect of stock options and other share-based awards	504	538	485	632
Diluted weighted-average number of shares outstanding	177,543	158,706	164,331	159,459

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and nine months ended September 30, 2019 and 2018:

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at June 30, 2019	$(289,194)	$(47,313)	$(3,399)	$(339,906)
Other comprehensive income (loss)	(58,415)	(29,783)	37	(88,161)
Balance at September 30, 2019	$(347,609)	$(77,096)	$(3,362)	$(428,067)

Balance at June 30, 2018	$(253,372)	$14,030	$(4,287)	$(243,629)
Other comprehensive income (loss)	(26,930)	72	(58)	(26,916)
Balance at September 30, 2018	$(280,302)	$14,102	$(4,345)	$(270,545)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was a loss of $8.7 million and income of $11.7 million for the three months ended September 30, 2019 and 2018, respectively.

	Foreign Currency Translation	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2018	$(304,274)	$(2,374)	$(3,527)	$(310,175)
Other comprehensive income (loss)	(43,335)	(74,722)	165	(117,892)
Balance at September 30, 2019	$(347,609)	$(77,096)	$(3,362)	$(428,067)

Balance at December 31, 2017	$(185,856)	$6,999	$(4,287)	$(183,144)
Cumulative effect of adoption of new accounting standard	(1,843)	—	—	(1,843)
Other comprehensive income (loss)	(92,603)	7,103	(58)	(85,558)
Balance at September 30, 2018	$(280,302)	$14,102	$(4,345)	$(270,545)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was a loss of $9.4 million and income of $11.8 million for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 12—SEGMENT INFORMATION

Prior to the completion of the Merger, we operated in three reportable segments: North America, Europe and Asia-Pacific. As a result of the Merger, we anticipate realigning our executive management and organizational structures. As of September 30, 2019, we were still assessing changes in our internal management reporting structure to incorporate TSYS and the effects it may have on our reportable segments. Because this process was not complete as of September 30, 2019, we have reported the results of operations of TSYS from the acquisition date to September 30, 2019 as a separate reportable segment. In future periods, once the new management and organizational structures have been established, we will report financial information for our new reportable segments and recast prior periods to reflect the change, as necessary.

We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Interest and other income, interest and other expense and income tax expense are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2018 and our summary of significant accounting policies in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues and consolidated operating income was as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

	(in thousands)

Revenues(1):
North America	$734,841	$643,715	$2,129,182	$1,859,545
Europe	164,950	157,584	468,168	456,492
Asia-Pacific	58,680	56,371	179,311	169,774
TSYS	147,470	—	147,470	—
Consolidated revenues	$1,105,941	$857,670	$2,924,131	$2,485,811

Operating income (loss)(1):
North America	$205,728	$174,012	$547,160	$446,600
Europe	91,332	85,781	249,638	239,011
Asia-Pacific	24,187	23,692	74,718	67,043
TSYS (2)	(11,124)	—	(11,124)	—
Corporate(2)	(136,086)	(60,323)	(265,137)	(182,585)
Consolidated operating income	$174,037	$223,162	$595,255	$570,069

Depreciation and amortization(1):
North America	$123,075	$106,022	$375,885	$313,980
Europe	12,876	11,660	38,971	36,180
Asia-Pacific	5,201	4,381	15,382	13,740
TSYS	40,213	—	40,213	—
Corporate	2,381	1,994	7,047	5,548
Consolidated depreciation and amortization	$183,746	$124,057	$477,498	$369,448

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates. For further discussion of our acquisitions, see "Note 2—Acquisitions."

(2) Operating loss for Corporate included acquisition and integration expenses of $80.0 million and $8.2 million for the three months ended September 30, 2019 and 2018, respectively. Operating loss for Corporate included acquisition and integration expenses of $99.5 million and $34.6 million, respectively for the nine months ended September 30, 2019 and 2018. Operating loss for TSYS included acquisition and integration expenses of $20.9 million for the three and nine months ended September 30, 2019.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Legal Matters

Six putative class action lawsuits challenging the Merger were filed. Two of these lawsuits, captioned Peters v. Total System Services, Inc. et al. (Case No. 4:19-cv-00114) and Wolf v. Total System Services, Inc., et al. (Case No. 4:19-cv-00115), were filed in the United States District Court for the Middle District of Georgia on July 18, 2019. The third lawsuit, captioned Drulias v. Global Payments Inc., et. al (Case No. 60774/2019) was filed in the Supreme Court of the State of New York, County of Westchester on July 19, 2019. The fourth lawsuit, captioned Hickey v. Total System Services, Inc., et al. (Civil Action No. 1:19-cv-03337-LMM) was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, on July 23, 2019. The fifth lawsuit, captioned, Cason v. Total System Services, Inc., et al. (Case No. 1:19-cv-07471) was filed in the United States District Court for the Southern District of New York on August 9, 2019. The sixth lawsuit, captioned, Cheng v. Total System Services, et al. (Case No: 1:19-cv-01513-UNA) was filed in the United States District Court for the District of Delaware on August 13, 2019. The complaints filed in the lawsuits assert, among other matters, claims for filing a materially incomplete registration statement with the SEC. Global Payments and TSYS released supplemental disclosures relating to the Merger in late August 2019, and the Peters lawsuit, the Wolf lawsuit and the Cheng lawsuit have been voluntarily dismissed.

On September 23, 2019, a jury in the Superior Court of Dekalb County, Georgia, awarded Frontline Processing Corp. ("Frontline") $135.2 million in damages, costs and attorney's fees (plus interest) following a trial of a breach of contract dispute between Frontline and Global Payments, wherein Frontline alleged that Global Payments violated provisions of the parties' Referral Agreement and Master Services Agreement. The Superior Court entered a final judgment on the verdict in favor of Frontline on September 30, 2019. We believe the jury verdict is in error and Frontline’s case is completely without merit, and we are appealing the decision to the Georgia Court of Appeals. While it is reasonably possible that we will incur some loss between zero and the judgment amount plus interest, we have determined that it is not probable that Global Payments has incurred a loss under the applicable accounting standard (ASC Topic 450, Loss Contingencies) as of September 30, 2019. As a result, we have not recorded a liability on the consolidated balance sheet with respect to this litigation.

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

Executive Overview

On May 27, 2019, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Total System Services, Inc. ("TSYS") providing for the merger of TSYS with and into Global Payments, with Global Payments as the surviving entity (the "Merger"). We consummated the Merger on September 18, 2019 for total purchase consideration of $24.5 billion. Prior to the Merger, TSYS was a leading global payments provider, offering seamless, secure and innovative solutions to issuers, merchants and consumers. Through our combination with TSYS, we are now a leading pure play payments technology company delivering innovative software and services to our customers globally. See "Note 2—Acquisitions" in the notes to the accompanying unaudited consolidated financial statements for a description of the Merger and other acquisitions and "Note 12—Segment Information" for a description of our reportable segments.

Highlights related to our financial condition and results of operations for the three and nine months ended September 30, 2019 are:

•
Consolidated revenues for the three and nine months ended September 30, 2019 increased to $1,105.9 million and $2,924.1 million, respectively, compared to $857.7 million and $2,485.8 million for the prior-year periods, primarily due to additional revenues from the Merger and businesses acquired in the second half of 2018.

•
Consolidated operating income for the three months ended September 30, 2019 decreased to $174.0 million compared to $223.2 million for the prior-year period as a result of the acquisition and integration expenses primarily related to the Merger. Consolidated operating income for the nine months ended September 30, 2019 increased to $595.3 million compared to $570.1 million for the prior-year period. Operating margin for the three and nine months ended September 30, 2019 was 15.7% and 20.4%, respectively, compared to 26.0% and 22.9% for the prior-year periods.

•
Net income attributable to Global Payments for the three and nine months ended September 30, 2019 decreased to $95.0 million and $327.8 million, respectively, compared to $176.4 million and $376.8 million for the prior-year periods, reflecting the change in operating income and additional interest expense.

•	Diluted earnings per share for the three and nine months ended September 30, 2019 decreased to $0.54 and $2.00, respectively, compared to $1.11 and $2.36 for the prior-year periods.

Results of Operations

The following table sets forth key selected financial data for the three months ended September 30, 2019 and 2018, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount.

	Three Months Ended September 30, 2019	% of Revenues(1)	Three Months Ended September 30, 2018	% of Revenues(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
North America	$734,841	66.4%	$643,715	75.1%	$91,126	14.2%
Europe	164,950	14.9%	157,584	18.4%	7,366	4.7%
Asia-Pacific	58,680	5.3%	56,371	6.6%	2,309	4.1%
TSYS	147,470	13.3%	—	—%	147,470	NA
Total revenues	$1,105,941	100.0%	$857,670	100.0%	$248,271	28.9%

Consolidated operating expenses(2):
Cost of service	$427,720	38.7%	$265,013	30.9%	$162,707	61.4%
Selling, general and administrative	504,184	45.6%	369,495	43.1%	134,689	36.5%
Operating expenses	$931,904	84.3%	$634,508	74.0%	$297,396	46.9%

Operating income (loss)(2):
North America	$205,728		$174,012		$31,716	18.2%
Europe	91,332		85,781		5,551	6.5%
Asia-Pacific	24,187		23,692		495	2.1%
TSYS(3)	(11,124)		—		(11,124)	NA
Corporate(3)	(136,086)		(60,323)		(75,763)	125.6%
Operating income	$174,037	15.7%	$223,162	26.0%	$(49,125)	(22.0)%

Operating margin(2):
North America	28.0%		27.0%		1.0%
Europe	55.4%		54.4%		1.0%
Asia-Pacific	41.2%		42.0%		(0.8)%
TSYS	(7.5)%		NA		NA

NA = not applicable.

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates. For further discussion of our acquisitions, see "Note 2—Acquisitions" in the notes to the accompanying unaudited consolidated financial statements.

(3) Operating loss for Corporate included acquisition and integration expenses of $80.0 million and $8.2 million for the three months ended September 30, 2019 and 2018, respectively. Operating loss for TSYS included acquisition and integration expenses of $20.9 million for the three months ended September 30, 2019.

The following table sets forth key selected financial data for the nine months ended September 30, 2019 and 2018, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount.

	Nine Months Ended September 30, 2019	% of Revenues(1)	Nine Months Ended September 30, 2018	% of Revenues(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
North America	$2,129,182	72.8%	$1,859,545	74.8%	$269,637	14.5%
Europe	468,168	16.0%	456,492	18.4%	11,676	2.6%
Asia-Pacific	179,311	6.1%	169,774	6.8%	9,537	5.6%
TSYS	147,470	5.0%	—	—%	147,470	NA
Total revenues	$2,924,131	100.0%	$2,485,811	100.0%	$438,320	17.6%

Consolidated operating expenses(2):
Cost of service	$1,035,225	35.4%	$781,943	31.5%	$253,282	32.4%
Selling, general and administrative	1,293,651	44.2%	1,133,799	45.6%	159,852	14.1%
Operating expenses	$2,328,876	79.6%	$1,915,742	77.1%	$413,134	21.6%

Operating income (loss)(2):
North America	$547,160		$446,600		$100,560	22.5%
Europe	249,638		239,011		10,627	4.4%
Asia-Pacific	74,718		67,043		7,675	11.4%
TSYS(3)	(11,124)		—		(11,124)	NA
Corporate(3)	(265,137)		(182,585)		(82,552)	45.2%
Operating income	$595,255	20.4%	$570,069	22.9%	$25,186	4.4%

Operating margin(2):
North America	25.7%		24.0%		1.7%
Europe	53.3%		52.4%		0.9%
Asia-Pacific	41.7%		39.5%		2.2%
TSYS	(7.5)%		NA		NA

NA = not applicable.

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates. For further discussion of our acquisitions, see "Note 2—Acquisitions" in the notes to the accompanying unaudited consolidated financial statements.

(3) Operating loss for Corporate included acquisition and integration expenses of $99.5 million and $34.6 million, respectively for the nine months ended September 30, 2019 and 2018. Operating loss for TSYS included acquisition and integration expenses of $20.9 million for the nine months ended September 30, 2019.

Revenues

Consolidated revenues for the three and nine months ended September 30, 2019 increased by 28.9% and 17.6%, respectively, to $1,105.9 million and $2,924.1 million, despite the unfavorable effect of fluctuations in foreign currency exchange rates. For the three and nine months ended September 30, 2019, currency exchange rate fluctuations reduced our consolidated revenues by $11.8 million and $50.8 million, respectively, compared to the prior-year periods, calculated by converting revenues for the current period in local currencies using exchange rates for the prior-year period.

North America Segment. Revenues from our North America segment for the three and nine months ended September 30, 2019 increased by 14.2% and 14.5%, respectively, to $734.8 million and $2,129.2 million, primarily due to organic revenue growth.

Europe Segment. Revenues from our Europe segment for the three and nine months ended September 30, 2019 increased by 4.7% and 2.6%, respectively, to $165.0 million and $468.2 million due to organic growth, partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates of $9.4 million and $35.4 million, respectively.

Asia-Pacific Segment. Revenues from our Asia-Pacific segment for the three and nine months ended September 30, 2019 increased by 4.1% and 5.6%, respectively, to $58.7 million and $179.3 million, primarily due to organic revenue growth, partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates of $1.4 million and $7.6 million, respectively.

Operating Expenses

Cost of Service. Cost of service for the three and nine months ended September 30, 2019 increased by 61.4% and 32.4%, respectively, to $427.7 million and $1,035.2 million. Cost of service as a percentage of revenues was 38.7% and 35.4%, respectively, for the three and nine months ended September 30, 2019, compared to 30.9% and 31.5% for the prior-year periods. The increase in cost of service for the three and nine months ended September 30, 2019 was primarily due to additional costs associated with revenue growth, including those of acquired businesses, and an increase in amortization of acquired intangibles of $15.0 million and $81.7 million, respectively. Cost of service for the three and nine months ended September 30, 2019 also reflects acquisition and integration expenses of $10.4 million and $12.4 million, respectively, which contributed to the increase in cost of service as a percentage of revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2019 increased by 36.5% and 14.1%, respectively, to $504.2 million and $1,293.7 million. Selling, general and administrative expenses as a percentage of revenues was 45.6% and 44.2%, respectively, for the three and nine months ended September 30, 2019, compared to 43.1% and 45.6% for the prior-year periods. The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2019 was primarily due to additional costs to support the growth of our business, including those of acquired businesses. Selling, general and administrative expenses for the three and nine months ended September 30, 2019 also reflect acquisition and integration expenses of $90.5 million and $108.0 million, respectively, which contributed to the increase in selling, general and administrative expenses as a percentage of revenues.

Operating Income and Operating Margin

North America Segment. Operating income in our North America segment for the three and nine months ended September 30, 2019 increased by 18.2% and 22.5%, respectively, to $205.7 million and $547.2 million, primarily due to revenue growth. Operating margin for the three and nine months ended September 30, 2019 increased to 28.0% and 25.7%, respectively, compared to 27.0% and 24.0% for the prior-year periods.

Europe Segment. Operating income in our Europe segment for the three and nine months ended September 30, 2019 increased by 6.5% and 4.4%, respectively, to $91.3 million and $249.6 million, primarily due to revenue growth, partially offset by the unfavorable effect of fluctuations in foreign currency exchange rates of $4.9 million and $16.6 million, respectively. Operating margin for the three and nine months ended September 30, 2019 increased to 55.4% and 53.3%, respectively, compared to 54.4% and 52.4% for the prior-year periods.

Asia-Pacific Segment. Operating income in our Asia-Pacific segment for the three and nine months ended September 30, 2019 increased by 2.1% and 11.4%, respectively, to $24.2 million and $74.7 million, primarily due to revenue growth. Operating margin for the three and nine months ended September 30, 2019 was 41.2% and 41.7%, respectively, compared to 42.0% and 39.5% for the prior-year periods.

Corporate. Corporate expenses increased by $75.8 million and $82.6 million, respectively, to $136.1 million and $265.1 million for the three and nine months ended September 30, 2019, compared to the prior-year periods, primarily due to expenses associated with the Merger. During the three months ended September 30, 2019 and 2018, operating loss for Corporate included acquisition and integration expenses of $80.0 million and $8.2 million, respectively. During the nine months ended September 30, 2019 and 2018, operating loss for Corporate included acquisition and integration expenses of $99.5 million and $34.6 million, respectively.

Other Income/Expense, Net

Interest and other income increased by $8.1 million and $2.9 million, respectively, to $11.2 million and $20.3 million for the three and nine months ended September 30, 2019, compared to the prior-year periods, as a result of interest earned on the net proceeds from the issuance of the Senior Notes while they were in escrow. Interest and other income for the nine months ended September 30, 2018 included a gain of $9.6 million recognized on the reorganization of a debit network association of which we were a member through one of our Canadian subsidiaries.

Interest and other expense increased by $49.8 million and $81.2 million, respectively, for the three and nine months ended September 30, 2019, compared to the prior-year periods. The increases in interest expense for the three and nine months ended September 30, 2019 reflect additional interest expense associated with the increase in our long-term debt, including debt of $3,295.3 million that we assumed in the Merger. Further, in connection with financing activities related to the Merger, we incurred fees and charges of $25.5 million and $28.4 million, which were included in interest expense for the three and nine months ended September 30, 2019, respectively. These fees and charges included fees associated with bridge financing and charges for the write-off of unamortized debt issuance costs related to borrowings under our Prior Credit Facility that was extinguished prior to the completion of the Merger.

Income Tax Expense (Benefit)

Our effective income tax rates for the three months ended September 30, 2019 and 2018 were a benefit of 18.7%, and a benefit of 3.4%, respectively. Our effective income tax rates for the nine months ended September 30, 2019 and 2018 were 10.1% and 10.4%, respectively. The changes in our effective tax rates for the three and nine months ended September 30, 2019 from the prior-year periods reflects the effect of discrete items related to the Merger during the three months ended September 30, 2019 and the reduction of our estimated transition tax liability associated with the U.S. Tax Cuts and Jobs Act of 2017 during the three months ended September 30, 2018.

Liquidity and Capital Resources

In the ordinary course of our business, a significant portion of our liquidity comes from operating cash flows and borrowings, including the capacity under our new credit facilities, which are described below. Cash flow from operating activities is used to make planned capital investments in our business, to pursue acquisitions that meet our corporate objectives, to pay dividends, to pay principal and interest on our outstanding debt and to repurchase shares of our common stock. Accumulated cash balances are invested in high-quality, marketable short-term instruments.

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. We use a combination of bank financing, such as borrowings under our new credit facilities and senior note issuances, for general corporate purposes and to fund acquisitions. In addition, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card network. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, through the issuance of debt or equity or by other means.

At September 30, 2019, we had cash and cash equivalents totaling $2,127.6 million. Of this amount, we consider $961.9 million to be available for general purposes, of which approximately $26 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $961.9 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf.

Operating activities provided net cash of $1,349.4 million and $661.0 million for the nine months ended September 30, 2019 and 2018, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, especially changes in settlement processing assets and obligations, and by the effects of businesses we acquire that have different working capital requirements. Changes in settlement processing assets and obligations increased operating cash flows by $624.0 million during the nine months ended September 30, 2019 and decreased operating cash flows by $58.7 million during the nine months ended September 30, 2018. The increase in cash flows from operating activities from the prior-year period was primarily due to the effect of changes in settlement processing assets and obligations. Cash flows from operations during the nine months ended September 30, 2019 also reflect the effect of settlement payments of $48.3 million related to interest rate swaps that we terminated upon the issuance of our Senior Notes.

We used net cash in investing activities of $506.3 million and $927.5 million during the nine months ended September 30, 2019 and 2018, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions, net of cash acquired, and capital expenditures. During the nine months ended September 30, 2019, we used cash of $780.4 million for acquisitions, including $703.6 million for the repayment of TSYS's unsecured revolving credit facility (including accrued interest and fees) and for cash paid to TSYS shareholders in lieu of fractional shares, which was partially offset by cash acquired of $446.0 million. During the nine months ended September 30, 2018, we used cash of $776.7 million for acquisitions, which was partially offset by cash acquired of $7.7 million.

We made capital expenditures of $201.0 million and $156.1 million to purchase property and equipment during the nine months ended September 30, 2019 and 2018, respectively. These investments include software and hardware to support the development of new technologies, continued consolidation and enhancement of our operating platforms and infrastructure to support our growing business. During the year ending December 31, 2019, we expect aggregate capital expenditures for property and equipment to approximate $300 million.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, as well as cash distributions made to noncontrolling interests and our shareholders. Cash flows from financing activities provided net cash of $109.9 million during the nine months ended September 30, 2019 and used net cash of $49.0 million during the nine months ended September 30, 2018.

In connection with financing activities associated with the Merger, we received $2,993.9 million of proceeds from the issuance of Senior Notes (defined below) and $2,868.0 million from our New Credit Facility (defined in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements). We used these proceeds to repay TSYS's unsecured revolving credit facility, to refinance certain of our existing indebtedness, to fund cash payments made in lieu of fractional shares payable in accordance with the terms of the Merger Agreement and to pay transaction fees and costs related to the Merger.

Repayments of long-term debt were $6,097.2 million and $1,468.5 million for the nine months ended September 30, 2019 and 2018, respectively. Repayments of long-term debt consist of repayments that we make with available cash, from time-to-time, under our Revolving Credit Facility, as well as scheduled principal repayments we make on our term loans. During the nine months ended

September 30, 2019, repayments of long-term debt also included $5,127.5 million for the repayment of all outstanding principal under our Prior Credit Facility (defined in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements).

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the nine months ended September 30, 2019, we had net repayments of settlement lines of credit of $144.5 million, and during the nine months ended September 30, 2018, we had net borrowings from settlement lines of credit of $49.4 million, respectively.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the nine months ended September 30, 2019 and 2018, we used $234.0 million and $180.9 million, respectively, to repurchase shares of our common stock. As of September 30, 2019, we had $568.0 million of share repurchase authority remaining under a share repurchase program authorized by the board of directors.

During the nine months ended September 30, 2019, we paid distributions to noncontrolling interest in the amount of $31.6 million, and we funded assumed dividends payable (declared by TSYS's board of directors prior to consummation of the Merger) to former TSYS shareholders in the amount of $23.2 million. During the nine months ended September 30, 2018, distributions to noncontrolling interests were $5.7 million.

We believe that our current level of cash and borrowing capacity under our existing credit facilities, together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future.

Long-Term Debt and Lines of Credit

Bridge Facility

On May 27, 2019, in connection with our entry into the Merger Agreement, we obtained commitments for a $2.75 billion, 364-day senior unsecured bridge facility (the "Bridge Facility"). On July 9, 2019, upon our entry into the Term Loan Facility and the Unsecured Revolving Credit Facility (each as defined below), the aggregate commitments under the Bridge Facility were reduced to approximately $2.1 billion. Concurrently with the issuance of the Senior Notes (as defined below), the remaining aggregate commitments under the Bridge Facility were reduced to zero and terminated. During the nine months ended September 30, 2019, we paid fees of $11.7 million for the Bridge Facility.

New Facilities

On July 9, 2019, we entered into a term loan credit agreement ("Term Loan Credit Agreement") and a revolving credit agreement ("Unsecured Revolving Credit Agreement") in each case with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Term Loan Credit Agreement provides for a senior unsecured $2.0 billion term loan facility ("Term Loan Facility"). The Unsecured Revolving Credit Agreement provides for a senior unsecured $3.0 billion revolving credit facility ("Unsecured Revolving Credit Facility," together with the Term Loan Facility, the "New Facilities").

Borrowings under the Term Loan Facility were made in U.S. dollars and borrowings under the Unsecured Revolving Credit Facility are available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings in U.S. dollars and certain other London Interbank Offered Rate ("LIBOR")-quoted currencies will bear interest, at our option, at a rate equal to either (1) the rate (adjusted for any statutory reserve requirements for eurocurrency liabilities) for eurodollar deposits in the London interbank market, (2) a floating rate of interest set forth on the applicable LIBOR screen page designated by Bank of America or (3) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America as its "prime rate" or (c) LIBOR plus 1.0%, in each case, plus an applicable margin.

As of September 30, 2019, the interest rates on the Term Loan Facility and the Unsecured Revolving Credit Facility were 3.42% and 3.33%, respectively. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the Unsecured Revolving Credit Facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating. Beginning on December 31, 2022, and at the end of each quarter thereafter, the Term Loan Facility must be repaid in quarterly installments in the amount of 2.50% of original principal through the maturity date with the remaining principal balance due upon maturity in September 2024. The Unsecured Revolving Credit Agreement also matures in September 2024.

We may issue standby letters of credit of up to $250 million in the aggregate under the Unsecured Revolving Credit Facility. Outstanding letters of credit under the Unsecured Revolving Credit Facility reduce the amount of borrowings available to us. The total available commitments under the Unsecured Revolving Credit Facility at September 30, 2019 were $2,198.8 million.

Senior Notes

On August 14, 2019, we completed the public offering and issuance of $3.0 billion aggregate principal amount of senior unsecured notes, consisting of the following: (i) $1.0 billion aggregate principal amount of 2.650% senior notes due 2025; (ii) $1.25 billion aggregate principal amount of 3.200% senior notes due 2029; and (iii) $750 million aggregate principal amount of 4.150% senior notes due 2049 (collectively, the "Senior Notes"). Interest on the Senior Notes is payable semi-annually in arrears on each February 15 and August 15, beginning on February 15, 2020. Each series of the Senior Notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

From August 14, 2019 to the closing date of the Merger, the net proceeds from the issuance of the Senior Notes were held in escrow. Upon closing, the funds were released and used together with borrowings under the Term Loan Facility and the Unsecured Revolving Credit Facility and cash on hand to repay TSYS's unsecured revolving credit facility, to refinance certain of our existing indebtedness, to fund cash payments made in lieu of fractional shares payable in accordance with the terms of the Merger Agreement and to pay transaction fees and costs related to the Merger.

In addition, in connection with the Merger, we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750 million aggregate principal amount of 3.800% senior notes due 2021; (ii) $550 million aggregate principal amount of 3.750% senior notes due 2023; (iii) $550 million aggregate principal amount of 4.000% senior notes due 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 3.800% senior notes due 2021 and the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 3.750% senior notes due 2023, the 4.000% senior notes due 2023 and the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1.

Prior Credit Facility

Prior to completion of the Merger, we were party to a credit facility agreement with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents (as amended from time to time, the "Prior Credit Facility"). The Prior Credit Facility provided for secured financing comprised of (i) a $1.5 billion revolving credit facility; (ii) a $1.5 billion term loan; (iii) a $1.37 billion term loan; (iv) a $1.14 billion term loan; and (v) a $500 million term loan. Upon the consummation of the Merger, all borrowings outstanding and other amounts due under the Prior Credit Facility were repaid with proceeds from the New Facilities and the Prior Credit Facility was terminated.

Compliance with Covenants

The Term Loan Credit Agreement contains customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. The Unsecured Revolving Credit Facility Agreement contains customary conditions to funding, affirmative covenants, negative covenants and events of default. As of September 30, 2019, financial covenants under the Term Loan Credit Agreement required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of September 30, 2019.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of September 30, 2019 and December 31, 2018, a total of $72.1 million and $70.6 million, respectively, of cash on deposit was used to determine the available credit.

As of September 30, 2019 and December 31, 2018, respectively, we had $547.6 million and $700.5 million outstanding under these lines of credit with additional capacity to fund settlement of $871.9 million as of September 30, 2019. The weighted-average interest rate on these borrowings was 3.34% and 2.97% at September 30, 2019 and December 31, 2018, respectively. During the three months ended September 30, 2019, the maximum and average outstanding balances under these lines of credit were $699.0 million and $426.6 million, respectively.

See "Note 5—Leases" and "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further information about our borrowing agreements and our lease liabilities.

Commitments and Contractual Obligations

As a result of the Merger and the related financing activities, our commitments and contractual obligations increased from the amounts disclosed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, we had long-term debt (including finance lease liabilities) of $9,021.1 million and operating lease liabilities of $501.4 million. See "Note 5—Leases" and "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further information about our borrowing agreements and our lease liabilities, including maturity schedules. Additionally, in connection with the Merger, we also assumed purchase commitments of approximately $93 million, which include future payments for noncancelable contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Payments for the assumed purchase commitments due during the remainder of 2019 are approximately $12 million and purchase commitments due in 2020, 2021, 2022, 2023, 2024 and thereafter are approximately $32 million, $14 million, $9 million, $6 million, $5 million and $15 million, respectively.

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

Forward-Looking Statements

Investors are cautioned that some of the statements we use in this report contain forward-looking statements and are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties and depend upon future events or conditions. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Such statements may include, but are not limited to, statements about the anticipated benefits of the Merger, including our future financial and operating results, the combined company’s plans, objectives, expectations and intentions and other statements that are not historical facts.

Important factors, among others, that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements include failure to realize the expected benefits of the Merger or difficulties integrating the business of the combined company, higher than anticipated costs related to integrating the businesses, business disruptions or the risk of customer loss related to the Merger, our ability to safeguard our data; increased competition from larger companies and non-traditional competitors, our ability to update our services in a timely manner; our ability to maintain Visa and MasterCard registration and financial institution sponsorship; our reliance on financial institutions to provide clearing services in connection with our settlement activities; our potential failure to comply with card network requirements; risk associated with our indebtedness; potential systems interruptions or failures; software defects or undetected errors; increased attrition of merchants, referral partners or independent sales organizations; our ability to increase our share of existing markets and expand into new markets; development of market trends and technologies; a decline in the use of cards for payment generally; unanticipated increases in chargeback liability; increases in credit card network fees; change in laws, regulations or network rules or interpretations thereof; foreign currency exchange and interest rate risks; political, economic and regulatory changes in the foreign countries in which we operate; future performance, integration and conversion of acquired operations, including without limitation difficulties and delays in integrating or fully realizing cost savings and other benefits of our acquisitions at all or within the expected time period; fully realizing anticipated annual interest expense savings from refinancing our credit Facilities; our loss of key personnel and other risk factors presented in "Part II, Item 1A - Risk Factors" of this Form 10-Q and "Part I, Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 and any other SEC filings, which we advise you to review.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of debt we assumed in the Merger and the financing activities we completed during the quarter ended September 30, 2019, including the issuance of Senior Notes, a larger portion of our debt as of September 30, 2019 had fixed interest rates as compared to our debt at December 31, 2018. As a result, and considering the interest rate swap agreements we have to hedge changes in cash flows attributable to interest rate risk on our variable-rate debt instruments, our exposure to interest rate risk has decreased since December 31, 2018. Based on balances outstanding at September 30, 2019, a hypothetical increase of 50 basis points in applicable interest rates as of September 30, 2019 would increase our annual interest expense by approximately $6.0 million and increase our annual interest income by approximately $4.6 million.

In addition, as a result of the Merger and other recent acquisitions we have made in the United States, a smaller portion of our business was conducted in foreign currencies during the three and nine months ended September 30, 2019 as compared to the prior year periods. For the three and nine months ended September 30, 2019, currency exchange rate fluctuations reduced our consolidated revenues by $11.8 million and $50.8 million, respectively, compared to the prior year, calculated by converting revenues for the current period in local currencies using exchange rates for the prior-year period.

For a further discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We completed our merger with TSYS on September 18, 2019. In accordance with our integration efforts, we plan to incorporate TSYS's operations into our internal control over financial reporting program within the time provided by the applicable rules and regulations of the U.S. Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows. See "Note 13—Commitments and Contingencies" in the notes to the accompanying unaudited consolidated financial statements for information about certain legal matters.

ITEM 1A—RISK FACTORS

On September 18, 2019, we completed the Merger with TSYS, pursuant to the Merger Agreement that we entered into with TSYS on May 27, 2019. We face a number of risks and uncertainties relating to the Merger. Because of these risks, we have supplemented the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, to add the following risk factors:

We expect to incur substantial costs related to the Merger and integration.
We have incurred and expect to incur a significant amount of nonrecurring costs associated with the Merger. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, printing costs and other related costs.

We expect to incur substantial costs in connection with the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including our business operating platforms and other operational matters as well as integrating our purchasing, accounting and finance, sales, payroll, pricing and benefits and other administrative processes. While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These costs could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative costs and the realization of economies of scale and cost savings. These integration costs may result in significant charges against earnings, and the amount and timing of such charges are uncertain at present.

Combining with TSYS may be more difficult, costly or time consuming than expected and we may fail to realize the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings from combining our business with TSYS. To realize the anticipated benefits and cost savings from the Merger, we must successfully integrate and combine our businesses in a manner that permits those cost savings to be realized. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Merger could be less than anticipated.

Until the completion of the Merger, we operated independently of TSYS. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, commercial counterparties and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts may also divert management attention and resources. These integration matters could have an adverse effect on us for an undetermined period after completion of the Merger.

Our future results may suffer if we do not effectively manage our expanded operations.
Following the completion of the Merger, the size of our business increased significantly. Our future success will depend, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

We may be unable to retain our personnel successfully.
The success of the Merger will depend in part on our ability to retain the talents and dedication of key employees. It is possible that these employees may decide not to remain with us. If key employees terminate their employment, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating the businesses to hiring suitable replacements, all of which may cause our business to suffer. In addition, we may not be able to locate or retain suitable replacements for any key employees who leave.

Holders of our common stock before the Merger have a reduced ownership percentage and voting interest in us after the Merger and may exercise less influence over management.
Holders of our common stock have the right to vote in the election of the board of directors and on other matters affecting us. Upon completion of the Merger, the former holders of TSYS common stock owned approximately forty-eight percent (48%) of our fully diluted shares and holders of our common stock prior to the completion of the Merger, as a group, owned approximately fifty-two percent (52%) of our fully diluted shares. Because of this, holders of our common stock who owned shares of our common stock prior to the completion of the Merger may have less influence on our management and policies than they had prior to the completion of the Merger.

Issuance of shares of our common stock in connection with the Merger may adversely affect the market price of our common stock.
In connection with the payment of the Merger consideration, we issued approximately 143.9 million shares of our common stock to TSYS shareholders. The issuance of these new shares of our common stock may result in fluctuations in the market price our common stock, including a stock price decrease.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2019 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 2019	46,869	$171.40	—	$568.0
August 2019	1,437	165.63	—	568.0
September 2019	131,243	162.39	—	568.0
Total	179,549	$164.77	—	$568.0

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended September 30, 2019, pursuant to our employee incentive plans, we withheld 97,458 shares, at an average price per share of $165.12 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock. In September 2019, in connection with the Merger and the vesting of the Single-Trigger Awards, we withheld 82,091 shares, at an average price per share of $164.35, in order to satisfy tax withholding and payment obligations.

(2)
On February 13, 2019, we announced that our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $750 million. As of September 30, 2019, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $568.0 million. The board authorization does not expire, but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 6—EXHIBITS

List of Exhibits

2.1
Agreement and Plan of Merger by and between Total System Services, Inc. and Global Payments Inc., dated as of May 27, 2019, incorporated by reference to Exhibit 2.1 to Global Payment Inc.'s Current Report on Form 8-K filed on May 31, 2019. ++

3.1
Third Amended and Restated Articles of Incorporation of Global Payments Inc., incorporated by reference to Exhibit 4.1 to Global Payment Inc.’s Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 filed on September 18, 2019.

3.2
Ninth Amended and Restated Bylaws of Global Payment's Inc., incorporated by reference to Exhibit 4.2 to Global Payment Inc.’s Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 filed on September 18, 2019.

4.1
Stockholders Agreement, dated August 31, 2017, by and among Global Payments Inc. and the stockholders party thereto, incorporated by reference to Exhibit 10.1 to Global Payments Inc.'s Current Report on Form 8-K filed on September 6, 2017.

4.2
Indenture, dated as of August 14, 2019, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to Global Payments Inc.’s Current Report on Form 8-K filed on August 14, 2019.

4.3
Supplemental Indenture No. 1, dated as of August 14, 2019, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 Global Payments Inc.’s Current Report on Form 8-K filed on August 14, 2019.

4.4	Form of Notes (included in Exhibit 4.2).
4.5	Senior Indenture, dated March 17, 2016, between TSYS and Regions Bank, as trustee, incorporated by reference to Exhibit 4.1 of TSYS's Current Report on Form 8-K filed on March 17, 2016.
4.6
Supplemental Indenture No. 1, dated as of September 17, 2019, among Total System Services, Inc., Global Payments Inc. and Regions Bank, incorporated by reference to Exhibit 4.1 to Global Payments Inc.’s Current Report on Form 8-K filed on September 20, 2019.

4.7	Form of 3.800% Senior Note due 2021, incorporated by reference to Exhibit 4.2 of TSYS's Current Report on Form 8-K filed on March 17, 2016.
4.8	Form of 4.000% Senior Note due 2023, incorporated by reference to Exhibit 4.1 of TSYS's Current Report on Form 8-K filed on May 11, 2018.
4.9	Form of 4.800% Senior Note due 2026, incorporated by reference to Exhibit 4.3 of TSYS's Current Report on Form 8-K filed on March 17, 2016.
4.10
Indenture, dated as of May 22, 2013, between TSYS and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of TSYS's Current Report on Form 8-K filed on May 22, 2013.

4.11
Supplemental Indenture No. 1, dated as of September 17, 2019, among Total System Services, Inc., Global Payments Inc. and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.2 to Global Payments Inc.’s Current Report on Form 8-K filed on September 20, 2019.

4.12	Form of 3.750% Senior Note due 2023, incorporated by reference to Exhibit 4.3 of TSYS's Current Report on Form 8-K filed on May 22, 2013.
10.1*	Amended and Restated Employment Agreement, dated as of September 20, 2019, by and between Global Payments Inc. and Jeffrey S. Sloan.
10.2*	Amended and Restated Employment Agreement, dated as of September 20, 2019, by and between Global Payments Inc. and Cameron M. Bready.
10.3*	Amended and Restated Employment Agreement, dated as of September 20, 2019, by and between Global Payments Inc. and Guido F. Sacchi.
10.4*	Amended and Restated Employment Agreement, dated as of September 20, 2019, by and between Global Payments Inc. and David L. Green.
10.5*	Employment Agreement, dated as of September 20, 2019, by and between Global Payments Inc. and Paul M. Todd.
10.6*	Form of Synergy Performance Share Award Agreement.
10.7*	Global Payments Inc. Sixth Amended and Restated Non-Employee Director Compensation Plan, dated October 24, 2019.
10.8	Technical Amendment to the Credit Agreement, dated as of May 31, 2019, between Global Payments Inc. and Bank of America, N.A., as administrative agent.
10.9	Total System Services, Inc. 2017 Omnibus Plan incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on April 28, 2017.

10.10	Total System Services, Inc. 2012 Omnibus Plan, incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on May 4, 2012.
10.11	Total System Services, Inc. 2007 Omnibus Plan, incorporated by reference to Exhibit 10.1 to TSYS’ Current Report on Form 8-K filed on April 25, 2007.
10.12
Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan for Options and Restricted Shares Assumed by Total System Services, Inc., incorporated by reference to Exhibit 99.1 to TSYS’ Registration Statement on Form S-8 filed on July 1, 2013.

10.13
Term Loan Credit Agreement, dated as of July 9, 2019, among Global Payments Inc., as Borrower, Bank of America, N.A. as Administrative Agent, and the other Lenders party thereto, incorporated by reference to Exhibit 10.1 to Global Payments Inc.'s Current Report on Form 8-K filed on July 16, 2019.

10.14
Credit Agreement, dated as of July 9, 2019, among Global Payments Inc., as Borrower, the other Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer and the other Lenders and L/C Issuers party thereto, incorporated by reference to Exhibit 10.2 to Global Payments Inc.'s Current Report on Form 8-K filed on July 16, 2019.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________

*	Filed herewith.
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

Global Payments Inc.
(Registrant)

Date: October 31, 2019	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)