Form 10-Q
period 2020-03-31
GLOBAL PAYMENTS INC
filed 2020-05-06
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file number: 001-16111
GLOBAL PAYMENTS INC.
(Exact name of registrant as specified in charter)

Georgia	58-2567903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Lenox Road	,	Atlanta	,	Georgia	30326
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: (770) 829-8000

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading symbol	Name of exchange on which registered
Common stock, no par value	GPN	New York Stock Exchange

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
The number of shares of the issuer’s common stock, no par value, outstanding as of May 1, 2020 was 299,105,721.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended March 31, 2020

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019

Revenues	$1,903,598	$883,039
Operating expenses:
Cost of service	933,871	305,230
Selling, general and administrative	725,748	378,317
	1,659,619	683,547
Operating income	243,979	199,492

Interest and other income	2,506	2,934
Interest and other expense	(92,644)	(59,081)
	(90,138)	(56,147)
Income before income taxes and equity in income of equity method investments	153,841	143,345
Income tax expense	(15,502)	(24,140)
Income before equity in income of equity method investments	138,339	119,205
Equity in income of equity method investments, net of tax	12,269	—
Net income	150,608	119,205
Net income attributable to noncontrolling interests, net of tax	(7,033)	(6,864)
Net income attributable to Global Payments	$143,575	$112,341

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.48	$0.71
Diluted earnings per share	$0.48	$0.71
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019

Net income	$150,608	$119,205
Other comprehensive income (loss):
Foreign currency translation adjustments	(204,111)	5,196
Income tax benefit related to foreign currency translation adjustments	1,007	34
Net unrealized losses on hedging activities	(47,896)	(14,509)
Reclassification of net unrealized losses (gains) on hedging activities to interest expense	4,671	(1,830)
Income tax benefit related to hedging activities	10,346	3,985
Other, net of tax	121	111
Other comprehensive loss	(235,862)	(7,013)

Comprehensive (loss) income	(85,254)	112,192
Comprehensive income attributable to noncontrolling interests	(380)	(2,284)
Comprehensive (loss) income attributable to Global Payments	$(85,634)	$109,908

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,800,061	$1,678,273
Accounts receivable, net	799,798	895,232
Settlement processing assets	1,046,288	1,353,778
Prepaid expenses and other current assets	423,523	439,165
Total current assets	4,069,670	4,366,448
Goodwill	23,662,373	23,759,740
Other intangible assets, net	12,814,791	13,154,655
Property and equipment, net	1,441,910	1,382,802
Deferred income taxes	6,778	6,292
Other noncurrent assets	1,854,076	1,810,225
Total assets	$43,849,598	$44,480,162
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$375,182	$463,237
Current portion of long-term debt	70,551	35,137
Accounts payable and accrued liabilities	1,636,823	1,822,166
Settlement processing obligations	953,723	1,258,806
Total current liabilities	3,036,279	3,579,346
Long-term debt	9,636,076	9,090,364
Deferred income taxes	3,024,409	3,145,641
Other noncurrent liabilities	632,401	609,822
Total liabilities	16,329,165	16,425,173
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at March 31, 2020 and December 31, 2019; 299,010,257 issued and outstanding at March 31, 2020 and 300,225,590 issued and outstanding at December 31, 2019	—	—
Paid-in capital	25,525,184	25,833,307
Retained earnings	2,335,407	2,333,011
Accumulated other comprehensive loss	(539,780)	(310,571)
Total Global Payments shareholders’ equity	27,320,811	27,855,747
Noncontrolling interests	199,622	199,242
Total equity	27,520,433	28,054,989
Total liabilities and equity	$43,849,598	$44,480,162
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$150,608	$119,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	83,573	41,155
Amortization of acquired intangibles	314,245	107,475
Amortization of capitalized contract costs	18,738	15,847
Share-based compensation expense	27,822	11,418
Provision for operating losses and bad debts	37,629	12,709
Noncash lease expense	25,924	8,976
Deferred income taxes	(47,957)	(5,774)
Other, net	(11,757)	67
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	47,624	(36,493)
Settlement processing assets and obligations, net	12,966	118,347
Prepaid expenses and other assets	(53,540)	(76,740)
Accounts payable and other liabilities	(169,301)	(86,463)
Net cash provided by operating activities	436,574	229,729
Cash flows from investing activities:
Acquisitions, net of cash acquired	(67,196)	(74,830)
Capital expenditures	(104,802)	(55,123)
Other, net	2,348	13,672
Net cash used in investing activities	(169,650)	(116,281)
Cash flows from financing activities:
Net repayments of settlement lines of credit	(78,092)	(55,350)
Proceeds from long-term debt	607,000	344,000
Repayments of long-term debt	(110,978)	(173,060)
Repurchases of common stock	(421,162)	(155,997)
Proceeds from stock issued under share-based compensation plans	28,283	7,848
Common stock repurchased - share-based compensation plans	(44,253)	(9,507)
Distributions to noncontrolling interests	—	(5,572)
Dividends paid	(58,279)	(1,571)
Net cash used in financing activities	(77,481)	(49,209)
Effect of exchange rate changes on cash	(67,655)	2,516
Increase in cash and cash equivalents	121,788	66,755
Cash and cash equivalents, beginning of the period	1,678,273	1,210,878
Cash and cash equivalents, end of the period	$1,800,061	$1,277,633
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	300,226	$25,833,307	$2,333,011	$(310,571)	$27,855,747	$199,242	$28,054,989
Cumulative effect of adoption of new accounting standard			(5,379)		(5,379)		(5,379)
Net income			143,575		143,575	7,033	150,608
Other comprehensive loss				(229,209)	(229,209)	(6,653)	(235,862)
Stock issued under share-based compensation plans	1,082	28,283			28,283		28,283
Common stock repurchased - share-based compensation plans	(203)	(37,787)			(37,787)		(37,787)
Share-based compensation expense		27,822			27,822		27,822
Repurchases of common stock	(2,095)	(326,441)	(77,521)		(403,962)		(403,962)
Cash dividends declared ($0.195 per share)			(58,279)		(58,279)		(58,279)
Balance at March 31, 2020	299,010	$25,525,184	$2,335,407	$(539,780)	$27,320,811	$199,622	$27,520,433

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	157,962	$2,235,167	$2,066,415	$(310,175)	$3,991,407	$194,936	$4,186,343
Net income			112,341		112,341	6,864	119,205
Other comprehensive loss				(2,433)	(2,433)	(4,580)	(7,013)
Stock issued under share-based compensation plans	542	7,848			7,848		7,848
Common stock repurchased - share-based compensation plans	(79)	(10,200)			(10,200)		(10,200)
Share-based compensation expense		11,418			11,418		11,418
Distributions to noncontrolling interest					—	(5,572)	(5,572)
Repurchases of common stock	(1,295)	(92,610)	(65,387)		(157,997)		(157,997)
Cash dividends declared ($0.01 per share)			(1,571)		(1,571)		(1,571)
Balance at March 31, 2019	157,130	$2,151,623	$2,111,798	$(312,608)	$3,950,813	$191,648	$4,142,461
See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation

We are a leading pure play payments technology company delivering innovative software and services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions, which are described in "Note 11—Segment Information." Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent developments relating to the outbreak of the coronavirus pandemic ("COVID-19")

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. The pandemic is causing major disruptions to businesses and markets worldwide as the virus continues to spread. A number of countries as well as many states and cities within the United States have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders and taken other restrictive measures in response to COVID-19.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, the magnitude, duration and effects of the COVID-19 pandemic are difficult to predict at this time, and the ultimate effect could result in additional charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses. These unaudited consolidated financial statements reflect the financial statement effects of COVID-19 based upon management’s estimates and assumptions utilizing the most currently available information.

Recently adopted accounting pronouncements

Accounting Standards Update ("ASU") 2018-15— In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (A Consensus of the FASB Emerging Issues Task Force)." ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract. The new guidance amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project.

We adopted ASU 2018-15 on January 1, 2020, applying the guidance prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard did not have a material effect on our consolidated financial statements. We have historically capitalized implementation costs associated with cloud computing arrangements that are service contracts following the guidance in Subtopic 350-40 and will continue to do so pursuant to the clarifications provided in the new guidance. We amortize deferred implementation costs to expense on a straight-line basis over the term of the applicable hosting arrangement.
ASU 2016-13— We adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" on January 1, 2020 using the modified retrospective transition method. The adoption of this standard resulted in a cumulative-effect adjustment to decrease retained earnings by $5.4 million, net of tax. The amendments in this update changed how we measure and recognize credit impairment for certain financial instruments measured at amortized cost. Under the current expected credit losses ("CECL") model, we recognize an estimate of credit losses expected to occur over the remaining life of each pool of financial assets with similar risk characteristics.
We have exposure to credit losses for financial assets such as accounts receivable, certain settlement processing assets, check guarantee claims receivable assets and advances to sales representatives. We utilize a combination of aging or loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors.
As of March 31, 2020, the total allowance for credit losses was approximately $29.3 million. Financial assets are presented net of the allowance for credit losses in the consolidated balance sheets. The measurement of the allowance for credit losses is recognized through credit loss expense. Depending on the nature of the underlying asset, credit loss expense is included as a component of cost of service or selling, general and administrative expense in the consolidated statements of income. Write-offs are recorded in the period in which the asset is deemed uncollectible. Recoveries are recorded when received as a direct credit to the credit loss expense in the consolidated statements of income. Prior to the adoption of ASU 2016-13, credit losses on these financial instruments were recognized when an occurrence was deemed to be probable.
Recently issued pronouncements not yet adopted

ASU 2019-12—In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistent application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted in any interim period. We are evaluating the effect of ASU 2019-12 on our consolidated financial statements.

ASU 2020-04—In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant Topic or Industry Subtopic within the Codification that contains the guidance that otherwise would be required to be applied. The amendments in this update can be adopted anytime beginning March 12, 2020 through December 31, 2022. We are evaluating the effect of ASU 2020-04 on our consolidated financial statements.

NOTE 2—ACQUISITIONS

Total System Services, Inc.

On September 18, 2019, we merged with Total System Services, Inc. ("TSYS") (the "Merger"). We accounted for this transaction as a business combination, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of December 31, 2019 and March 31, 2020, including a reconciliation to the total purchase consideration, were as follows:

	Provisional Amounts at December 31, 2019	Measurement-Period Adjustments	Provisional Amounts at March 31, 2020

	(in thousands)

Cash and cash equivalents	$446,009	$—	$446,009
Accounts receivable	442,848	(2,910)	439,938
Identified intangible assets	10,980,000	—	10,980,000
Property and equipment	644,084	—	644,084
Other assets	1,474,825	(4,940)	1,469,885
Accounts payable and accrued liabilities	(614,060)	236	(613,824)
Debt	(3,295,342)	4,787	(3,290,555)
Deferred income tax liabilities	(2,687,849)	57,569	(2,630,280)
Other liabilities	(314,415)	—	(314,415)
Total identifiable net assets	7,076,100	54,742	7,130,842
Goodwill	17,398,853	(54,742)	17,344,111
Total purchase consideration	$24,474,953	$—	$24,474,953

As of March 31, 2020, we considered these amounts to be provisional because we were still in the process of reviewing information to support the valuations of the assets acquired and liabilities assumed. We made measurement-period adjustments, as shown in the table above, that decreased the amount of provisional goodwill by $54.7 million. The decrease in deferred income tax liabilities for the three months ended March 31, 2020 primarily relates to a refined analysis of the outside bases of partnerships. The effects of the measurement-period adjustments on our consolidated statement of income for the three months ended March 31, 2020 were not material.

As of March 31, 2020, provisional goodwill arising from the acquisition of $17.3 billion was included in our reportable segments as follows: $7.1 billion in the Merchant Solutions segment, $7.9 billion in the Issuer Solutions segment and $2.3 billion in the Business and Consumer Solutions segment. Goodwill was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining the acquired business into our existing business. We expect that substantially all of the goodwill from this acquisition will not be deductible for income tax purposes.

The following unaudited pro forma information shows the results of our operations for the three months ended March 31, 2019 as if the Merger had occurred on January 1, 2018. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Merger had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of TSYS. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Global Payments and TSYS.

	Actual	Pro Forma

	(in thousands)

Total revenues	$883,039	$1,909,770
Net income attributable to Global Payments	$112,341	$187,865

For the three months ended March 31, 2020, the acquired operations of TSYS contributed $1,055.0 million to our consolidated revenues and $115.5 million to our consolidated operating income.

At March 31, 2020, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $48.3 million for employee termination benefits resulting from Merger-related integration activities. During the three months ended March 31, 2020, we recognized charges for employee termination benefits of $17.6 million, which included $2.6 million of share-based compensation expense. As of March 31, 2020, the cumulative amount of recognized charges for employee termination benefits resulting from Merger-related integration activities was $74.7 million, which included $19.9 million of share-based compensation expense. These charges are recorded within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. New obligations may arise as Merger-related integration activities continue in 2020.

NOTE 3—REVENUES

The following tables present a disaggregation of our revenue from contracts with customers by geography for each of our reportable segments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Revenue	Total

	(in thousands)

Americas	$1,024,504	$393,754	$203,946	$(17,733)	$1,604,471
Europe	135,999	108,362	—	—	244,361
Asia Pacific	54,766	1,646	—	(1,646)	54,766
	$1,215,269	$503,762	$203,946	$(19,379)	$1,903,598

	Three Months Ended March 31, 2019
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Revenue	Total

	(in thousands)

Americas	$678,423	$—	$—	$—	$678,423
Europe	137,613	5,256	—	—	142,869
Asia Pacific	61,747	—	—	—	61,747
	$877,783	$5,256	$—	$—	$883,039

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019

	(in thousands)

Relationship-led	$676,522	$462,387
Technology-enabled	538,747	415,396
	$1,215,269	$877,783

Accounting Standards Codification Topic 606, Revenues from Contracts with Customers ("ASC 606") requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three months ended March 31, 2020 and 2019, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of March 31, 2020 and December 31, 2019 was as follows:

	Balance Sheet Location	March 31, 2020	December 31, 2019

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$232,030	$226,945
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$52,573	$38,150

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$187,084	$193,405
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$42,556	$35,272

Net contract assets were not material at March 31, 2020 or at December 31, 2019. Revenue recognized for the three months ended March 31, 2020 and 2019 from contract liability balances at the beginning of each period was $90.8 million and $58.5 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2020. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year ending December 31,

Remainder of 2020	$687,211
2021	795,626
2022	603,497
2023	396,016
2024	245,923
2025-2029	564,501
Total	$3,292,774

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2020 and December 31, 2019, goodwill and other intangible assets consisted of the following:

	March 31, 2020	December 31, 2019

	(in thousands)

Goodwill	$23,662,373	$23,759,740
Other intangible assets:
Customer-related intangible assets	$9,176,861	$9,238,728
Acquired technologies	2,745,024	2,732,218
Contract-based intangible assets	1,970,443	1,974,429
Trademarks and trade names	1,237,020	1,239,471
	15,129,348	15,184,846
Less accumulated amortization:
Customer-related intangible assets	1,376,969	1,225,785
Acquired technologies	670,304	576,928
Contract-based intangible assets	88,788	82,225
Trademarks and trade names	178,496	145,253
	2,314,557	2,030,191
	$12,814,791	$13,154,655

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the three months ended March 31, 2020:

	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Total

	(in thousands)

Balance at December 31, 2019	$13,415,352	$7,985,731	$2,358,657	$23,759,740
Goodwill acquired	34,911	—	—	34,911
Effect of foreign currency translation	(64,218)	(13,318)	—	(77,536)
Measurement-period adjustments	3,514	(60,984)	2,728	(54,742)
Balance at March 31, 2020	$13,389,559	$7,911,429	$2,361,385	$23,662,373

There were no accumulated impairment losses for goodwill as of March 31, 2020 or December 31, 2019.

NOTE 5—LONG-TERM DEBT AND LINES OF CREDIT

As of March 31, 2020 and December 31, 2019, long-term debt consisted of the following:

	March 31, 2020	December 31, 2019

	(in thousands)

3.800% senior notes due April 1, 2021	$758,797	$760,996
3.750% senior notes due June 1, 2023	566,062	567,330
4.000% senior notes due June 1, 2023	570,874	572,522
2.650% senior notes due February 15, 2025	991,844	991,423
4.800% senior notes due April 1, 2026	817,799	820,623
4.450% senior notes due June 1, 2028	485,883	486,982
3.200% senior notes due August 15, 2029	1,235,238	1,234,843
4.150% senior notes due August 15, 2049	739,521	739,431
Unsecured term loan facility	1,982,763	1,981,758
Unsecured revolving credit facility	1,416,000	903,000
Finance lease liabilities	30,798	32,996
Other borrowings	111,048	33,597
Total long-term debt	9,706,627	9,125,501
Less current portion	70,551	35,137
Long-term debt, excluding current portion	$9,636,076	$9,090,364

The carrying amounts of our senior notes and term loans are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At March 31, 2020, unamortized discount on senior notes was $5.8 million, and unamortized debt issuance costs on senior notes and the unsecured term loan facility were $44.9 million. Unamortized debt issuance costs on our senior notes and unsecured term loans at December 31, 2019 were $46.6 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At March 31, 2020, unamortized debt issuance costs on the unsecured revolving credit facility were $16.7 million, and, at December 31, 2019, unamortized debt issuance costs on the unsecured revolving credit facility were $17.6 million. The amortization of debt discounts and debt issuance costs is recognized as an increase to interest expense over the terms of the respective debt instruments. Amortization of discounts and debt issuance costs for the three months ended March 31, 2020 and 2019 was $2.8 million and $3.1 million, respectively.

At March 31, 2020, maturities of long-term debt (excluding finance lease liabilities) were as follows by year (in thousands):

Year ending December 31,

Remainder of 2020	$50,726
2021	801,771
2022	58,403
2023	1,300,000
2024	3,166,000
2025	1,000,000
2026 and thereafter	3,200,000
Total	$9,576,900

Senior Unsecured Credit Facilities

We have a term loan credit agreement ("Term Loan Credit Agreement") and a revolving credit agreement ("Unsecured Revolving Credit Agreement") in each case with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Term Loan Credit Agreement provides for a senior unsecured $2.0 billion term loan facility, and the Unsecured Revolving Credit Agreement provides for a senior unsecured $3.0 billion revolving credit facility.

Borrowings under the term loan facility were made in U.S. dollars and borrowings under the revolving credit facility are available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings in U.S. dollars and certain other LIBOR quoted currencies will bear interest, at our option, at a rate equal to either (1) the rate (adjusted for any statutory reserve requirements for eurocurrency liabilities) for eurodollar deposits in the London interbank market, (2) a floating rate of interest set forth on the applicable LIBOR screen page designated by Bank of America or (3) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America as its "prime rate" or (c) LIBOR plus 1.0%, in each case, plus an applicable margin.

As of March 31, 2020, the interest rates on the term loan facility and the revolving credit facility were 2.36% and 2.02%, respectively. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the revolving credit facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating. Beginning on December 31, 2022, and at the end of each quarter thereafter, the term loan facility must be repaid in quarterly installments in the amount of 2.50% of original principal through the maturity date with the remaining principal balance due upon maturity in September 2024. The revolving credit facility also matures in September 2024.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The total available commitments under the revolving credit facility at March 31, 2020 were $1.6 billion.

Senior Unsecured Notes

We have $3.0 billion in aggregate principal amount of senior unsecured notes, consisting of the following: (i) $1.0 billion aggregate principal amount of 2.650% senior notes due 2025; (ii) $1.25 billion aggregate principal amount of 3.200% senior notes due 2029; and (iii) $750 million aggregate principal amount of 4.150% senior notes due 2049. Interest on the senior notes is payable semi-annually in arrears on each February 15 and August 15. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture. We have an additional $3.0 billion in aggregate principal amount of senior unsecured notes consisting of the following: (i) $750 million aggregate principal amount of 3.800% senior notes due 2021; (ii) $550 million aggregate principal amount of 3.750% senior notes due 2023; (iii) $550 million aggregate principal amount of 4.000% senior notes due 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 3.800% senior notes due 2021 and the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 3.750% senior notes due 2023, the 4.000% senior notes due 2023 and the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1. The difference between the fair value and face value of these senior notes at the date the Merger was consummated is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $9.0 million for the three months ended March 31, 2020.

As of March 31, 2020, our senior notes had a total carrying amount of $6.2 billion and an estimated fair value of $6.2 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The fair value of other long-term debt approximated its carrying amount at March 31, 2020.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of March 31, 2020, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of March 31, 2020.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of March 31, 2020 and December 31, 2019, a total of $58.0 million and $74.5 million, respectively, of cash on deposit was used to determine the available credit.

As of March 31, 2020 and December 31, 2019 we had $375.2 million and $463.2 million, respectively, outstanding under these lines of credit with additional capacity to fund settlement of $1,092.1 million as of March 31, 2020. During the three months ended March 31, 2020, the maximum and average outstanding balances under these lines of credit were $679.0 million and $376.4 million, respectively. The weighted-average interest rate on these borrowings was 1.99% and 3.16% at March 31, 2020 and December 31, 2019, respectively.

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

The table below presents information about our derivative financial instruments, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at March 31, 2020	Range of Maturity Dates at March 31, 2020	March 31, 2020	December 31, 2019

				(in thousands)

Interest rate swaps (Notional of $250 million at December 31, 2019)	Prepaid expenses and other current assets	NA	NA	$—	$472
Interest rate swaps (Notional of $550 million at March 31, 2020)	Accounts payable and accrued liabilities	1.65%	July 31, 2020 - March 31, 2021	$5,365	$—
Interest rate swaps (Notional of $1.25 billion at March 31, 2020 and $1.55 billion at December 31, 2019)	Other noncurrent liabilities	2.73%	December 31, 2022	$84,361	$45,604

NA = not applicable.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019

	(in thousands)

Net unrealized losses recognized in other comprehensive loss	$47,896	$14,509
Net unrealized losses (gains) reclassified out of other comprehensive loss to interest expense	$4,671	$(1,830)

As of March 31, 2020, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $41.4 million.

Interest Expense

Interest expense was $81.1 million and $55.4 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 6—INCOME TAX

Our effective income tax rates for the three months ended March 31, 2020 and 2019 were 10.1% and 16.8%, respectively. Our effective income tax rate for the three months ended March 31, 2020 differed from the U.S. statutory rate primarily as a result of tax credits, excess tax benefits of share-based awards that are recognized upon vesting or settlement and the foreign-derived intangible income deduction. For the three months ended March 31, 2019, our effective income tax rate differed from the U.S. statutory rate primarily due to the excess tax benefits of share-based awards that are recognized upon vesting or settlement.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world, including, without limitation, the United States and the United Kingdom. We are no longer subject to state income tax examinations for years ended on or before May 31, 2010, U.S. federal income tax examinations for years ended on or before December 31, 2016 and U.K. federal income tax examinations for years ended on or before May 31, 2016.

NOTE 7—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the three months ended March 31, 2020, we repurchased and retired 2,094,731 shares of our common stock at a cost, including commissions, of $404.0 million, or $192.85 per share. During the three months ended March 31, 2019, we repurchased and retired 1,295,282 shares of our common stock at a cost, including commissions, of $158.0 million, or $121.98 per share.

On February 26, 2020, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.0 billion. As of March 31, 2020, the amount that may yet be purchased under our share repurchase program was $880.0 million.

On April 29, 2020, our board of directors declared a dividend of $0.195 per share payable on June 26, 2020 to common shareholders of record as of June 12, 2020.

NOTE 8—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended
	March 31, 2020	March 31, 2019

	(in thousands)

Share-based compensation expense	$27,822	$11,418
Income tax benefit	$6,473	$2,509

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the three months ended March 31, 2020:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2019	1,844	$149.96
Granted	546	193.36
Vested	(553)	116.66
Forfeited	(18)	152.88
Unvested at March 31, 2020	1,819	$173.12

The total fair value of restricted stock and performance awards vested during the three months ended March 31, 2020 and March 31, 2019 was $64.6 million and $20.8 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $25.2 million and $10.1 million during the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, there was $216.8 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.4 years.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2020:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2019	1,755	$74.06	6.5	$190.3
Granted	125	200.42
Forfeited	(2)	113.48
Exercised	(383)	64.38
Outstanding at March 31, 2020	1,495	$87.05	6.8	$85.5

Options vested and exercisable at March 31, 2020	1,097	$66.97	5.9	$84.8

We recognized compensation expense for stock options of $1.9 million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $53.6 million and $15.9 million, respectively. As of March 31, 2020, we had $14.7 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.2 years.

The weighted-average grant-date fair value of stock options granted, including Replacement Awards, during the three months ended March 31, 2020 and 2019 was $54.85 and $39.60, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2020	March 31, 2019

Risk-free interest rate	1.24%	2.49%
Expected volatility	30%	30%
Dividend yield	0.39%	0.04%
Expected term (years)	5	5

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

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three months ended March 31, 2020 excludes approximately

124,888 shares, related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. There were no such shares for the three months ended March 31, 2019.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019

	(in thousands)

Basic weighted-average number of shares outstanding	299,388	157,519
Plus: Dilutive effect of stock options and other share-based awards	1,450	499
Diluted weighted-average number of shares outstanding	300,838	158,018

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three months ended March 31, 2020 and 2019:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2019	$(241,899)	$(69,319)	$647	$(310,571)
Other comprehensive income (loss)	(196,451)	(32,879)	121	(229,209)
Balance at March 31, 2020	$(438,350)	$(102,198)	$768	$(539,780)

Balance at December 31, 2018	$(304,274)	$(2,374)	$(3,527)	$(310,175)
Other comprehensive income (loss)	9,807	(12,351)	111	(2,433)
Balance at March 31, 2019	$(294,467)	$(14,725)	$(3,416)	$(312,608)

Other comprehensive loss attributable to noncontrolling interests, which relates only to foreign currency translation, was $6.7 million and $4.6 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 11—SEGMENT INFORMATION

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments, net of tax, are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2019 and our summary of significant accounting policies in "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies."

In connection with an organizational realignment implemented during the fourth quarter of 2019, the presentation of segment information for the three months ended March 31, 2019 has been recast to align with the segment presentation for the three months ended March 31, 2020. Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization was as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019

Revenues(1):
Merchant Solutions	$1,215,269	$877,783
Issuer Solutions	503,762	5,256
Business and Consumer Solutions	203,946	—
Segment revenues	1,922,977	883,039
Less: Intersegment Eliminations	(19,379)	—
Consolidated revenues	$1,903,598	$883,039

Operating income (loss)(1)(2):
Merchant Solutions	$304,153	$238,129
Issuer Solutions	59,304	3,439
Business and Consumer Solutions	31,112	—
Corporate	(150,590)	(42,076)
Consolidated operating income	$243,979	$199,492

Depreciation and amortization(1):
Merchant Solutions	$233,021	$147,385
Issuer Solutions	136,737	182
Business and Consumer Solutions	23,641	—
Corporate	4,419	1,063
Consolidated depreciation and amortization	$397,818	$148,630

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates. For further discussion of our acquisitions, see "Note 2—Acquisitions."

(2) During the three months ended March 31, 2020, operating income for our Merchant Solutions segment reflected the effect of acquisition and integration expenses of $2.2 million. Operating loss for Corporate included acquisition and integration expenses of $69.7 million and $5.3 million, during the three months ended March 31, 2020 and 2019, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

During the three months ended March 31, 2020, our purchase obligations increased as a result of our entry into an arrangement to acquire software and related services for $293.8 million. We financed $97.6 million of this amount utilizing a two-year vendor financing arrangement. As of March 31, 2020, the estimated remaining purchase commitments that are due for this acquisition are $47.6 million during the remainder of 2020, $64.9 million during 2021, $66.9 million during 2022 and $16.8 million during 2023.

Legal Matters

On September 23, 2019, a jury in the Superior Court of Dekalb County, Georgia, awarded Frontline Processing Corp. ("Frontline") $135.2 million in damages, costs and attorney's fees (plus interest) following a trial of a breach of contract dispute between Frontline and Global Payments, wherein Frontline alleged that Global Payments violated provisions of the parties' Referral Agreement and Master Services Agreement. The Superior Court entered a final judgment on the verdict in favor of Frontline on September 30, 2019. We believe the jury verdict is in error and Frontline’s case is completely without merit, and we are appealing the decision to the Georgia Court of Appeals. While it is reasonably possible that we will incur some loss between zero and the judgment amount plus interest, we have determined that it is not probable that Global Payments has incurred a loss under the applicable accounting standard (Accounting Standards Codification Topic 450, Contingencies) as of March 31, 2020. As a result, we have not recorded a liability on the consolidated balance sheet with respect to this litigation.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements.

Executive Overview

We are a leading pure play payments technology company delivering innovative software and services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to operate their businesses more efficiently across a variety of channels around the world. On September 18, 2019, we merged with Total System Services, Inc. ("TSYS") (the "Merger").

Recent developments relating to the outbreak of the coronavirus pandemic ("COVID-19")
In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak is causing major disruptions to businesses and markets worldwide as the virus continues to spread. A number of countries as well as certain states and cities within the United States have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders and taken other restrictive measures in response to COVID-19. We are closely monitoring the effects of the COVID-19 pandemic. We are currently operating normally, and, at this time, we do not anticipate any significant operational effects as a result of the pandemic.

Our first quarter performance in January, February and through the first two weeks of March exceeded our internal expectations, excluding an immaterial revenue effect from COVID-19 in our Asia Pacific region. However, starting in mid-March, the COVID-19 pandemic began to affect our results significantly in North America and Europe as governments took actions to encourage social distancing and implement shelter-in-place directives. The deterioration in our financial results accelerated toward the end of March as the pandemic spread further and the number of countries and localities adopting restrictive measures meaningfully increased. We expect that the COVID-19 pandemic will have an adverse effect on our revenues and financial results for the remainder of 2020, although the magnitude and duration of the ultimate effects as a result of the COVID-19 pandemic are not possible to predict at this time. We have taken and will continue to implement cost-saving actions, such as reductions in employee compensation costs, business travel and marketing initiatives, to help mitigate the financial effects of the COVID-19 pandemic.

For a further discussion of trends, uncertainties and other factors that could affect our continuing operating results related to the effects of the COVID-19 pandemic, see the section entitled "Risk Factors" in Item 1A in this Quarterly Report on Form 10-Q.

Consolidated Results

Highlights related to our financial condition at March 31, 2020 and results of operations for the three months then ended include the following:

•	Consolidated revenue increased to $1,903.6 million, compared to $883.0 million for the prior-year period, primarily due to additional revenues from the acquired operations of TSYS.

•
Consolidated operating income increased to $244.0 million, compared to $199.5 million for the prior-year period. Operating margin decreased to 12.8%, compared to 22.6% for the prior-year period, primarily due to an increase in acquisition and integration expenses associated with the Merger.

•
Net income attributable to Global Payments increased to $143.6 million, compared to $112.3 million for the prior-year period, primarily due to additional income from the acquired operations of TSYS, partially offset by increases in acquisition and integration expenses and interest expense.

•
Diluted earnings per share decreased to $0.48, compared to $0.71 for the prior-year period, reflecting the additional earnings from the acquired operations of TSYS, as well as an increase in the number of weighted-average number of shares outstanding as a result of issuing common shares as purchase consideration in the Merger.

Results of Operations

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. We evaluate performance and allocate resources based on the operating income of each operating segment. In connection with an organizational realignment implemented after the Merger in the fourth quarter of 2019, the presentation of segment information for the three months ended March 31, 2019 has been recast to align with the segment presentation for the three months ended March 31, 2020. For further information about our reportable segments, see "Item 1. Business—Business Segments" within our Annual Report on Form 10-K for the year ended December 31, 2019, incorporated herein by reference, and "Note 11—Segment Information" in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the three months ended March 31, 2020 and 2019, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended March 31, 2020 and 2019 are derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Three Months Ended March 31, 2020	% of Revenues(1)	Three Months Ended March 31, 2019	% of Revenues(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,215,269	63.8%	$877,783	99.4%	$337,486	38.4%
Issuer Solutions	503,762	26.5%	5,256	0.6%	498,506	NM
Business and Consumer Solutions	203,946	10.7%	—	—%	203,946	NM
Segment revenues	1,922,977	101.0%	883,039	100.0%	1,039,938	117.8%
Less: intersegment revenues	(19,379)	(1.0)%	—	—%	(19,379)	NM
Consolidated revenues	$1,903,598	100.0%	$883,039	100.0%	$1,020,559	115.6%

Consolidated operating expenses(2):
Cost of service	$933,871	49.1%	$305,230	34.6%	$628,641	206.0%
Selling, general and administrative	725,748	38.1%	378,317	42.8%	347,431	91.8%
Operating expenses	$1,659,619	87.2%	$683,547	77.4%	$976,072	142.8%

Operating income (loss)(2):
Merchant Solutions	$304,153	16.0%	$238,129	27.0%	$66,024	27.7%
Issuer Solutions	59,304	3.1%	3,439	0.4%	55,865	NM
Business and Consumer Solutions	31,112	1.6%	—	—%	31,112	NM
Corporate(3)	(150,590)	(7.9)%	(42,076)	(4.8)%	(108,514)	257.9%
Operating income	$243,979	12.8%	$199,492	22.6%	$44,487	22.3%

Operating margin(2):
Merchant Solutions	25.0%		27.1%		(2.1)%
Issuer Solutions	11.8%		NM		NM
Business and Consumer Solutions	15.3%		NM		NM

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

(3) During the three months ended March 31, 2020, operating income for our Merchant Solutions segment reflected the effect of acquisition and integration expenses of $2.2 million. Operating loss for Corporate included acquisition and integration expenses of $69.7 million and $5.3 million, during the three months ended March 31, 2020 and 2019, respectively.

Revenues

Consolidated revenues for the three months ended March 31, 2020 increased by 115.6% to $1,903.6 million, compared to $883.0 million in the prior-year period, primarily due to additional revenues of $1,055.0 million from the acquired operations of TSYS, partially offset by the adverse effect on our revenues resulting from the COVID-19 pandemic.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three months ended March 31, 2020 increased by 38.4% to $1,215.3 million, compared to $877.8 million in the prior-year period, primarily due to additional revenues from the acquired operations of TSYS. As revenue from the Merchant Solutions segment is predominantly generated from core merchant acquiring, we experienced significant revenue declines starting in mid-March due to a reduction in consumer spending and closures of certain of our merchant customer businesses, including those who operate restaurants, retail locations, schools and universities and casinos, as well as the cancellation of events involving large groups of people throughout North America and Europe.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three months ended March 31, 2020 was $503.8 million, primarily reflecting revenues from the acquired operations of TSYS. Starting in mid-March, we experienced revenue declines as a result of lower transaction volumes, particularly in our commercial cards due to reduced travel and entertainment spending.

Business and Consumer Solutions Segment. Revenues from our Business and Consumer segment for the three months ended March 31, 2020 was $203.9 million, reflecting revenues from the acquired operations of TSYS. Our Business and Consumer Solutions segment experienced revenue declines starting in mid-March due to decreased consumer spending, lower load activity and fewer new funded accounts. These revenue declines were partially mitigated by positive trends in consumer adoption of our demand deposit account product.

Operating Expenses

Cost of Service. Cost of service for the three months ended March 31, 2020 increased by 206.0% to $933.9 million, compared to $305.2 million for the prior-year period, primarily due to additional costs associated with the acquired operations of TSYS. Cost of service for the three months ended March 31, 2020 reflects amortization of acquired intangibles of $314.2 million, compared to $107.5 million for the prior-year period. Cost of service as a percentage of revenues increased to 49.1% for the three months ended March 31, 2020, compared to 34.6% for the prior-year period, primarily due to the increase in amortization of acquired intangibles.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2020 increased by 91.8% to $725.7 million, compared to $378.3 million for the prior-year period. The increase in selling, general and administrative expenses was primarily due to additional costs associated with the acquired operations of TSYS, and included acquisition and integration expenses of $71.6 million, primarily related to the Merger, compared to $5.3 million for the prior-year period. Selling, general and administrative expenses as a percentage of revenues was 38.1% for the three months ended March 31, 2020, compared to 42.8% for the prior-year period.

Corporate. Corporate expenses increased by $108.5 million to $150.6 million for the three months ended March 31, 2020, compared to $42.1 million for the prior-year period, primarily due to additional expenses associated with the acquired operations of TSYS and an increase in acquisition and integration expenses primarily due to the Merger. During the three months ended March 31, 2020, Corporate expenses included acquisition and integration expenses of $69.7 million, compared to $5.3 million for the prior-year period. Certain of these Merger-related integration activities resulted in the recognition of employee termination benefits. During the three months ended March 31, 2020, we recognized charges of $17.6 million for actions taken, which included $2.6 million of share-based compensation expense. We expect to incur additional charges as Merger-related integration activities continue in 2020.

Operating Income and Operating Margin

Consolidated operating income for the three months ended March 31, 2020 increased to $244.0 million, compared to $199.5 million for the prior year due to additional income from the acquired operations of TSYS of $115.5 million, partially offset by the increase in acquisition and integration expenses. Operating margin for the three months ended March 31, 2020 decreased to 12.8%, compared to 22.6% for the prior-year period. Consolidated operating income for the three months ended March 31, 2020 reflects an increase in amortization of acquired intangibles of $206.7 million and an increase in acquisition and integration expenses of $66.6 million, primarily due to the Merger, compared to the prior-year period.

Other Income/Expense, Net

Interest and other expense for the three months ended March 31, 2020 increased by $33.6 million to $92.6 million, compared to the prior-year period, as a result of the increase in our outstanding borrowings.

Income Tax Expense

Our effective income tax rates for the three months ended March 31, 2020 and 2019 were 10.1% and 16.8%, respectively. The change in our effective tax rate for the three months ended March 31, 2020 from the prior-year period reflects the effect of tax credits and benefits associated with share-based awards.

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

We believe that our current level of cash and borrowing capacity under our senior unsecured revolving credit facility, together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We have implemented measures to manage liquidity in future periods, including the reductions of planned capital expenditures and repurchases of our common stock. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future through the issuance of debt or equity or by other means.

At March 31, 2020, we had cash and cash equivalents totaling $1,800.1 million. Of this amount, we considered $1,297.8 million to be available for general purposes, of which $29.0 million was undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $1,297.8 million did not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf.

Operating activities provided net cash of $436.6 million and $229.7 million for the three months ended March 31, 2020 and 2019, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, especially changes in settlement processing assets and obligations. Changes in settlement processing assets and obligations increased operating cash flows by $13.0 million and $118.3 million during the three months ended March 31, 2020 and 2019, respectively. The increase in cash flows from operating activities from the prior-year period was primarily due to the increase in earnings before certain noncash items, including amortization of acquired intangibles and depreciation and amortization of property and equipment.

We used net cash in investing activities of $169.7 million and $116.3 million during the three months ended March 31, 2020 and 2019, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions, net of cash acquired, and capital expenditures. During the three months ended March 31, 2020 and 2019, we used cash of $68.2 million and $74.8 million, respectively, for acquisitions.

We made capital expenditures of $104.8 million and $55.1 million to purchase property and equipment during the three months ended March 31, 2020 and 2019, respectively. These investments include software and hardware to support the development of new technologies, continued consolidation and enhancement of our operating platforms and infrastructure to support our growing business. Consistent with our first quarter, we will continue to make significant capital investments in the business but in light of COVID-19, will do so at a reduced rate from our initial expectations.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, as well as cash distributions made to noncontrolling interests and our shareholders. We used net cash in financing activities of $77.5 million and $49.2 million during the three months ended March 31, 2020 and 2019, respectively.

Proceeds from long-term debt were $607.0 million and $344.0 million for the three months ended March 31, 2020 and 2019, respectively. Repayments of long-term debt were $111.0 million and $173.1 million for the three months ended March 31, 2020 and 2019, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our Revolving Credit Facility, as well as scheduled principal repayments we make on our term loans. Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the three months ended March 31, 2020 and 2019, we had net repayments of settlement lines of credit of $78.1 million and $55.4 million, respectively.

We repurchase our common stock mainly through open market repurchase plans. During the three months ended March 31, 2020 and 2019, we used $421.2 million and $156.0 million, respectively, to repurchase shares of our common stock. As of March 31, 2020, we had $880.0 million of share repurchase authority remaining under a share repurchase program authorized by the board of directors.

We paid dividends to our common shareholders in the amounts of $58.3 million and $1.6 million during the three months ended March 31, 2020 and 2019, respectively.

Long-Term Debt and Lines of Credit

Senior Unsecured Credit Facilities

We have a term loan credit agreement ("Term Loan Credit Agreement") and a revolving credit agreement ("Unsecured Revolving Credit Agreement") in each case with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Term Loan Credit Agreement provides for a senior unsecured $2.0 billion term loan facility. The Unsecured Revolving Credit Agreement provides for a senior unsecured $3.0 billion revolving credit facility. Borrowings under the term loan facility were made in U.S. dollars and borrowings under the revolving credit facility are available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings in U.S. dollars and certain other London Interbank Offered Rate ("LIBOR")-quoted currencies will bear interest, at our option, at a rate equal to either (1) the rate (adjusted for any statutory reserve requirements for eurocurrency liabilities) for eurodollar deposits in the London interbank market, (2) a floating rate of interest set forth on the applicable LIBOR screen page designated by Bank of America or (3) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America as its "prime rate" or (c) LIBOR plus 1.0%, in each case, plus an applicable margin. As of March 31, 2020, borrowings outstanding under the term loan facility and the revolving credit facility were $2.0 billion and $1.4 billion, respectively.

We continue to monitor developments related to the anticipated transition from LIBOR to an alternative benchmark reference rate, such as the Secured Overnight Financing Rate ("SOFR"), beginning January 1, 2022. Additionally, we maintain contact with our lenders and other stakeholders to evaluate the potential effects of these changes on our future financing activities.

As of March 31, 2020, the interest rates on the term loan facility and the revolving credit facility were 2.36% and 2.02%, respectively. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the revolving credit facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating. Beginning on December 31, 2022, and at the end of each quarter thereafter, the Term Loan Facility must be repaid in quarterly installments in the amount of 2.50% of original principal through the maturity date with the remaining principal balance due upon maturity in September 2024. The revolving credit facility also matures in September 2024.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The total available commitments under the revolving credit facility at March 31, 2020 were $1,576.5 million.

Senior Unsecured Notes

We have $3.0 billion in aggregate principal amount of senior unsecured notes, consisting of the following: (i) $1.0 billion aggregate principal amount of 2.650% senior notes due 2025; (ii) $1.25 billion aggregate principal amount of 3.200% senior notes due 2029; and (iii) $750.0 million aggregate principal amount of 4.150% senior notes due 2049. Interest on the senior notes is payable semi-annually in arrears on each February 15 and August 15. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture. We have an additional $3.0 billion in aggregate principal amount of senior unsecured notes consisting of the following: (i) $750 million aggregate principal amount of 3.800% senior notes due 2021; (ii) $550 million aggregate principal amount of 3.750% senior notes due 2023; (iii) $550 million aggregate principal amount of 4.000% senior notes due 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 3.800% senior notes due 2021 and the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 3.750% senior notes due 2023, the 4.000% senior notes due 2023 and the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of March 31, 2020, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of March 31, 2020.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of March 31, 2020 and December 31, 2019, a total of $58.0 million and $74.5 million, respectively, of cash on deposit was used to determine the available credit.

As of March 31, 2020 and December 31, 2019, respectively, we had $375.2 million and $463.2 million outstanding under these lines of credit with additional capacity to fund settlement of $1,092.1 million as of March 31, 2020. During the three months ended March 31, 2020, the maximum and average outstanding balances under these lines of credit were $679.0 million and $376.4 million, respectively. The weighted-average interest rate on these borrowings was 1.99% and 3.16% at March 31, 2020 and December 31, 2019, respectively.

See "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further information about our borrowing agreements and our lease liabilities.

Commitments and Contractual Obligations

During the three months ended March 31, 2020, our commitments and contractual obligations increased from the amounts disclosed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2019. The increase primarily relates to the acquisition of software and related services for $293.8 million. We financed $97.6 million of this amount utilizing a two-year vendor financing arrangement. As of March 31, 2020, the estimated remaining purchase commitments for this acquisition are $47.6 million during the remainder of 2020, $64.9 million during 2021, $66.9 million during 2022 and $16.8 million during 2023.

Effects of the COVID-19 Pandemic on our Critical Accounting Policies

Because of the effects of the COVID-19 pandemic on our business beginning in mid-March, we evaluated the potential effects on our financial statements as of and for the three months ended March 31, 2020. However, the magnitude and duration of the ultimate effect of the COVID-19 pandemic are not possible to predict at this time, and our assessments are therefore subject to material revision.

Goodwill - We considered a variety of factors that might indicate that it is more likely than not that the fair value of any reporting unit is below its carrying amount at March 31, 2020, including general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, our share price and other relevant events. For certain of our reporting units that were recently acquired in the Merger, we also considered the expected near term impact of the COVID-19 pandemic on revenues and our cost mitigation efforts as well as longer term performance expectations. Based on the analyses completed, we believe it is not more likely than not that the carrying amount of any our reporting units exceeded the fair value as of March 31, 2020.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenues, results of operations, liquidity, capital expenditures or capital resources.

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

Forward-Looking Statements

Investors are cautioned that some of the statements we use in this report contain forward-looking statements and are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of and assumptions made by our management, involve risks, uncertainties and assumptions that could significantly affect the financial condition, results of operations, business plans and the future performance of Global Payments. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Such statements may include, but are not limited to, statements about the effects of the COVID-19 pandemic on our business, including estimates of the effects of the pandemic on our revenues and financial operating results, the effects of actions taken by us in response to the pandemic, statements about the anticipated benefits of the Merger, including our future financial and operating results, the combined company’s plans, objectives, expectations and intentions, statements about our expected financial and operating results, projected future growth of business, and other statements that are not historical facts. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

In addition to factors previously disclosed in Global Payments’ reports filed with the SEC and those identified elsewhere in this communication, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the effects and duration of global economic, political, market, health and social events or other conditions, including the effects and duration of the COVID-19 pandemic; regulatory measures or voluntary actions, including social distancing, shelter-in-place orders, shutdowns of nonessential businesses and similar measures imposed or undertaken in an effort to combat the spread of the COVID-19 pandemic; management’s assumptions and projections used in their estimates of the timing and severity of the effects of the COVID-19 pandemic on our future revenues and results of operations; our ability to meet our liquidity needs in light of the effects of the COVID-19 pandemic; the outcome of any legal proceedings that may be instituted against Global Payments or its or TSYS’ current or former directors; difficulties, delays and higher than anticipated costs related to integrating the businesses of Global Payments and TSYS, including with respect to implementing systems to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; failing to fully realize anticipated cost savings and other anticipated benefits of the Merger when expected or at all; business disruptions from the Merger or integration that will harm our business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the Merger, including as it relates to the businesses’ ability to successfully renew existing client contracts on favorable terms or at all and obtain new clients; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing following the Merger; the business, economic and political conditions in the markets in which we operate; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness, foreign currency exchange and interest rate risks; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards, including privacy and cybersecurity laws and regulations; and events beyond our control, such as acts of terrorism, and other factors included in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in other documents that we file with the SEC, which are available at http://www.sec.gov. Any forward-looking statements speak only as of the date of this communication or as of the date they were made, and we undertake no obligation to update forward-looking statements, except as required by law.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, as part of our ongoing integration activities following the Merger, we continued to apply our controls and procedures to the acquired operations of TSYS and to augment our company-wide controls to address the risks inherent in an acquisition of this magnitude. In response to the COVID-19 pandemic, our teams worldwide have been working remotely since the middle of March. We took precautionary measures to ensure our internal control over financial reporting addressed risks working in a remote environment. We are continually monitoring and assessing the COVID-19 potential effects on the design and operating effectiveness of our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows. See "Note 12—Commitments and Contingencies" in the notes to the accompanying unaudited consolidated financial statements for information about certain legal matters.

ITEM 1A—RISK FACTORS

The following represent material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business has been and is likely to continue to be negatively affected by the recent COVID-19 outbreak.

The recent outbreak of COVID-19 in many countries and regions, including the United States, Europe and Asia-Pacific, which was declared a pandemic by the World Health Organization on March 11, 2020, continues to adversely affect global commercial activity and has contributed to significant volatility in the financial markets. Starting in mid-March 2020, COVID-19 began to affect our results significantly. The deterioration accelerated toward the end of March and has adversely affected and is likely to have a further negative effect on our near-term financial results due to reduced consumer, business and government spending upon which our revenues depend.

In particular, we may experience financial losses due to a number of operational factors, including:

•	Merchant temporary closures and failures;

•	Continued unemployment which may negatively influence consumer spending;

•	Third-party disruptions, including potential outages at network providers, call centers and other suppliers;

•	Increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commence and other online activity; and

•
Challenges to the availability and reliability of our solutions and services due to changes to operations, including the possibility of one or more clusters of COVID-19 cases occurring at our data centers, contact centers or operations centers, affecting our employees or affecting the systems or employees of our clients or other third parties on which we depend.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. The full effects of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and are difficult to predict at this time, including, but not limited to, the duration and spread of the pandemic, its severity, the restrictive actions taken to contain the virus or treat its effects, its effects on our customers and how quickly and to what extent normal economic and operating conditions, operations and demand for our services can resume. It is also likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. Accordingly, the ultimate effects on our operations, financial condition and cash flows cannot be determined at this time. Nevertheless, despite the uncertainty of the COVID-19 situation, we expect that the COVID-19 pandemic will have an adverse effect on our revenues and financial results for the remainder of 2020.

Furthermore, the COVID-19 pandemic and the resulting adverse and unpredictable economic conditions are likely to implicate or exacerbate other risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019, which in turn could materially adversely affect our business, financial condition, results of operations and liquidity.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2020 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
January 1-31, 2020	934,051	$194.08	930,401	$473.4
February 1-29, 2020	924,996	194.57	839,676	292.8
March 1-31, 2020	439,042	183.37	324,654	940.0
Total	2,298,089	$192.23	2,094,731	$880.0

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended March 31, 2020, pursuant to our employee incentive plans, we withheld 203,358 shares, at an average price per share of $185.81 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)
On February 26, 2020, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.0 billion. As of March 31, 2020, the amount that may yet be purchased under our share repurchase program was $880.0 million. The board authorization does not expire, but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

ITEM 6—EXHIBITS

List of Exhibits

3.1
Third Amended and Restated Articles of Incorporation of Global Payments Inc., incorporated by reference to Exhibit 4.1 to Global Payment Inc.’s Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 filed on September 18, 2019.

3.2
Articles of Amendment to the Third Amended and Restated Articles of Incorporation of Global Payments Inc., incorporated by reference to Exhibit 3.1 to Global Payments Inc.'s Current Report on Form 8-K filed on May 1, 2020.

3.3	Tenth Amended and Restated Bylaws of Global Payments Inc., incorporated by reference to Exhibit 3.2 to Global Payment Inc.’s Current Report on Form 8-K filed on May 1, 2020.
10.1*	Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2020).
10.2*	Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2020).
10.3*	Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2020).
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

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

Global Payments Inc.
(Registrant)

Date: May 6, 2020	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)