Form 10-Q
period 2020-06-30
GLOBAL PAYMENTS INC
filed 2020-08-03
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of shares of the issuer’s common stock, no par value, outstanding as of July 26, 2020 was 299,243,280.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended June 30, 2020

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	June 30, 2020	June 30, 2019

Revenues	$1,671,952	$935,152
Operating expenses:
Cost of service	893,740	302,276
Selling, general and administrative	670,638	411,150
	1,564,378	713,426
Operating income	107,574	221,726

Interest and other income	2,787	6,176
Interest and other expense	(82,855)	(65,616)
	(80,068)	(59,440)
Income before income taxes and equity in income of equity method investments	27,506	162,286
Income tax expense	(836)	(32,247)
Income before equity in income of equity method investments	26,670	130,039
Equity in income of equity method investments, net of tax	12,774	—
Net income	39,444	130,039
Net income attributable to noncontrolling interests, net of tax	(2,113)	(9,581)
Net income attributable to Global Payments	$37,331	$120,458

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.12	$0.77
Diluted earnings per share	$0.12	$0.77
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Six Months Ended
	June 30, 2020	June 30, 2019

Revenues	$3,575,550	$1,818,190
Operating expenses:
Cost of service	1,827,611	607,505
Selling, general and administrative	1,396,386	789,467
	3,223,997	1,396,972
Operating income	351,553	421,218

Interest and other income	5,293	9,112
Interest and other expense	(175,499)	(124,697)
	(170,206)	(115,585)
Income before income taxes and equity in income of equity method investments	181,347	305,633
Income tax expense	(16,338)	(56,388)
Income before equity in income of equity method investments	165,009	249,245
Equity in income of equity method investments, net of tax	25,041	—
Net income	190,050	249,245
Net income attributable to noncontrolling interests, net of tax	(9,147)	(16,445)
Net income attributable to Global Payments	$180,903	$232,800

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.60	$1.48
Diluted earnings per share	$0.60	$1.48
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	June 30, 2020	June 30, 2019

Net income	$39,444	$130,039
Other comprehensive income (loss):
Foreign currency translation adjustments	82,458	7,704
Income tax benefit related to foreign currency translation adjustments	154	1,517
Net unrealized losses on hedging activities	(5,630)	(42,222)
Reclassification of net unrealized losses (gains) on hedging activities to interest expense	9,982	(893)
Income tax (expense) benefit related to hedging activities	(1,057)	10,527
Other, net of tax	122	17
Other comprehensive income (loss)	86,029	(23,350)

Comprehensive income	125,473	106,689
Comprehensive income attributable to noncontrolling interests	(7,508)	(13,529)
Comprehensive income attributable to Global Payments	$117,965	$93,160

	Six Months Ended
	June 30, 2020	June 30, 2019

Net income	$190,050	$249,245
Other comprehensive income (loss):
Foreign currency translation adjustments	(121,653)	12,902
Income tax benefit related to foreign currency translation adjustments	1,160	1,551
Net unrealized losses on hedging activities	(53,526)	(56,731)
Reclassification of net unrealized losses (gains) on hedging activities to interest expense	14,653	(2,723)
Income tax benefit related to hedging activities	9,289	14,512
Other, net of tax	243	128
Other comprehensive loss	(149,834)	(30,361)

Comprehensive income	40,216	218,884
Comprehensive income attributable to noncontrolling interests	(7,888)	(15,815)
Comprehensive income attributable to Global Payments	$32,328	$203,069

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,825,625	$1,678,273
Accounts receivable, net	788,697	895,232
Settlement processing assets	1,314,811	1,353,778
Prepaid expenses and other current assets	422,208	439,165
Total current assets	4,351,341	4,366,448
Goodwill	23,679,923	23,759,740
Other intangible assets, net	12,538,621	13,154,655
Property and equipment, net	1,477,635	1,382,802
Deferred income taxes	6,220	6,292
Other noncurrent assets	1,947,737	1,810,225
Total assets	$44,001,477	$44,480,162
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$439,474	$463,237
Current portion of long-term debt	833,334	35,137
Accounts payable and accrued liabilities	1,606,028	1,822,166
Settlement processing obligations	1,350,507	1,258,806
Total current liabilities	4,229,343	3,579,346
Long-term debt	8,440,267	9,090,364
Deferred income taxes	2,972,142	3,145,641
Other noncurrent liabilities	726,736	609,822
Total liabilities	16,368,488	16,425,173
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at June 30, 2020 and December 31, 2019; 299,244,326 issued and outstanding at June 30, 2020 and 300,225,590 issued and outstanding at December 31, 2019	—	—
Paid-in capital	25,570,582	25,833,307
Retained earnings	2,314,423	2,333,011
Accumulated other comprehensive loss	(459,146)	(310,571)
Total Global Payments shareholders’ equity	27,425,859	27,855,747
Noncontrolling interests	207,130	199,242
Total equity	27,632,989	28,054,989
Total liabilities and equity	$44,001,477	$44,480,162

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$190,050	$249,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	172,229	82,760
Amortization of acquired intangibles	628,264	210,993
Amortization of capitalized contract costs	38,070	31,965
Share-based compensation expense	62,805	27,914
Provision for operating losses and bad debts	66,921	18,637
Noncash lease expense	47,770	17,989
Deferred income taxes	(96,458)	(6,483)
Other, net	(14,218)	4,480
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	56,186	(49,774)
Settlement processing assets and obligations, net	136,453	(41,715)
Prepaid expenses and other assets	(97,653)	(148,435)
Accounts payable and other liabilities	(230,130)	(150,223)
Net cash provided by operating activities	960,289	247,353
Cash flows from investing activities:
Acquisitions, net of cash acquired	(74,095)	(78,245)
Capital expenditures	(208,384)	(133,312)
Other, net	12,188	13,182
Net cash used in investing activities	(270,291)	(198,375)
Cash flows from financing activities:
Net (repayments of) borrowings from settlement lines of credit	(25,546)	32,163
Proceeds from long-term debt	1,867,008	586,000
Repayments of long-term debt	(1,809,199)	(569,119)
Payments of debt issuance costs	(8,006)	—
Repurchases of common stock	(421,162)	(233,996)
Proceeds from stock issued under share-based compensation plans	42,632	12,952
Common stock repurchased - share-based compensation plans	(39,226)	(11,167)
Distributions to noncontrolling interests	—	(26,239)
Dividends paid	(116,591)	(3,137)
Net cash used in financing activities	(510,090)	(212,543)
Effect of exchange rate changes on cash	(32,556)	414
Increase (decrease) in cash and cash equivalents	147,352	(163,151)
Cash and cash equivalents, beginning of the period	1,678,273	1,210,878
Cash and cash equivalents, end of the period	$1,825,625	$1,047,727

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2020	299,010	$25,525,184	$2,335,407	$(539,780)	$27,320,811	$199,622	$27,520,433
Net income			37,331		37,331	2,113	39,444
Other comprehensive income				80,634	80,634	5,395	86,029
Stock issued under share-based compensation plans	257	14,349			14,349		14,349
Common stock repurchased - share-based compensation plans	(23)	(3,934)			(3,934)		(3,934)
Share-based compensation expense		34,983			34,983		34,983
Cash dividends declared ($0.195 per share)			(58,315)		(58,315)		(58,315)
Balance at June 30, 2020	299,244	$25,570,582	$2,314,423	$(459,146)	$27,425,859	$207,130	$27,632,989

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2019	157,130	$2,151,623	$2,111,798	$(312,608)	$3,950,813	$191,648	$4,142,461
Net income			120,458		120,458	9,581	130,039
Other comprehensive (loss) income				(27,298)	(27,298)	3,948	(23,350)
Stock issued under share-based compensation plans	67	5,104			5,104		5,104
Common stock repurchased - share-based compensation plans	(9)	(1,406)			(1,406)		(1,406)
Share-based compensation expense		16,497			16,497		16,497
Distributions to noncontrolling interest					—	(20,665)	(20,665)
Repurchases of common stock	(513)	(45,753)	(26,246)		(71,999)		(71,999)
Cash dividends declared ($0.01 per share)			(1,565)		(1,565)		(1,565)
Balance at June 30, 2019	156,675	$2,126,065	$2,204,445	$(339,906)	$3,990,604	$184,512	$4,175,116

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	300,226	$25,833,307	$2,333,011	$(310,571)	$27,855,747	$199,242	$28,054,989
Cumulative effect of adoption of new accounting standard			(5,379)		(5,379)		(5,379)
Net income			180,903		180,903	9,147	190,050
Other comprehensive loss				(148,575)	(148,575)	(1,259)	(149,834)
Stock issued under share-based compensation plans	1,339	42,632			42,632		42,632
Common stock repurchased - share-based compensation plans	(226)	(41,721)			(41,721)		(41,721)
Share-based compensation expense		62,805			62,805		62,805
Repurchase of common stock	(2,095)	(326,441)	(77,521)		(403,962)		(403,962)
Dividends paid ($0.39 per share)			(116,591)		(116,591)		(116,591)
Balance at June 30, 2020	299,244	$25,570,582	$2,314,423	$(459,146)	$27,425,859	$207,130	$27,632,989

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	157,962	$2,235,167	$2,066,415	$(310,175)	$3,991,407	$194,936	$4,186,343
Net income			232,800		232,800	16,445	249,245
Other comprehensive loss				(29,731)	(29,731)	(630)	(30,361)
Stock issued under share-based compensation plans	609	12,952			12,952		12,952
Common stock repurchased - share-based compensation plans	(88)	(11,606)			(11,606)		(11,606)
Share-based compensation expense		27,914			27,914		27,914
Distributions to noncontrolling interest					—	(26,239)	(26,239)
Repurchase of common stock	(1,808)	(138,362)	(91,633)		(229,995)		(229,995)
Dividends paid ($0.02 per share)			(3,137)		(3,137)		(3,137)
Balance at June 30, 2019	156,675	$2,126,065	$2,204,445	$(339,906)	$3,990,604	$184,512	$4,175,116

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

COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. The pandemic is causing major disruptions to businesses and markets worldwide as the virus continues to spread. A number of countries as well as many states and cities within the United States have implemented measures in an effort to contain the virus, including physical distancing, travel restrictions, border closures, limitations on public gatherings, work from home and closure of nonessential businesses. The effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain.

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

Recently adopted accounting pronouncements

Accounting Standards Update ("ASU") 2018-15— In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (A Consensus of the FASB Emerging Issues Task Force)." ASU 2018-15 provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract. The new guidance amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs following the internal-use software capitalization criteria within Accounting Standards Codification ("ASC") Subtopic 350-40.

We adopted ASU 2018-15 on January 1, 2020, applying the guidance prospectively to all implementation costs incurred on or after the date of adoption. The adoption of this standard did not have a material effect on our consolidated financial statements. We have historically capitalized implementation costs associated with cloud computing arrangements that are service contracts following the guidance in Subtopic 350-40 and will continue to do so pursuant to the clarifications provided in the new guidance. We amortize capitalized implementation costs to expense on a straight-line basis over the term of the applicable hosting arrangement.
ASU 2016-13— We adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" on January 1, 2020 using the modified retrospective transition method. The adoption of this standard resulted in a cumulative-effect adjustment to decrease retained earnings by $5.4 million, net of tax. The amendments in this update changed how we measure and recognize credit impairment for certain financial instruments measured at amortized cost. Under the current expected credit losses model required by ASU 2016-13, we recognize at asset inception and each subsequent reporting date an estimate of credit losses expected to occur over the remaining life of each pool of financial assets with similar risk characteristics.
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
As of June 30, 2020, the total allowance for credit losses was approximately $39.9 million. Financial assets are presented net of the allowance for credit losses in the consolidated balance sheets. The measurement of the allowance for credit losses is recognized through credit loss expense. Depending on the nature of the underlying asset, credit loss expense is included as a component of cost of service or selling, general and administrative expense in the consolidated statements of income. Write-offs are recorded in the period in which the asset is deemed to be uncollectible. Recoveries are recorded when received as a direct credit to the credit loss expense in the consolidated statements of income. Prior to the adoption of ASU 2016-13, credit losses on these financial instruments were recognized when an occurrence was deemed to be probable.
Recently issued pronouncements not yet adopted

ASU 2019-12—In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in ASC Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistency in application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted in any interim period. We are evaluating the effect of ASU 2019-12 on our consolidated financial statements. Based upon the analysis performed to date, we do not believe the adoption of ASU 2019-12 will have a material effect on our consolidated financial statements.

ASU 2020-04—In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are evaluating the effect of ASU 2020-04 on our consolidated financial statements.

NOTE 2—ACQUISITIONS

Total System Services, Inc.

On September 18, 2019, we merged with Total System Services, Inc. ("TSYS") (the "Merger"). We accounted for this transaction as a business combination, which generally requires that we record the assets acquired and liabilities assumed at fair value as of the acquisition date. The provisional estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of December 31, 2019 and June 30, 2020, including a reconciliation to the total purchase consideration, were as follows:

	Provisional Amounts at December 31, 2019	Measurement-Period Adjustments	Provisional Amounts at June 30, 2020

	(in thousands)

Cash and cash equivalents	$446,009	$—	$446,009
Accounts receivable	442,848	(2,860)	439,988
Identified intangible assets	10,980,000	978	10,980,978
Property and equipment	644,084	(978)	643,106
Other assets	1,474,825	(4,120)	1,470,705
Accounts payable and accrued liabilities	(614,060)	4,333	(609,727)
Debt	(3,295,342)	4,787	(3,290,555)
Deferred income tax liabilities	(2,687,849)	63,419	(2,624,430)
Other liabilities	(314,415)	—	(314,415)
Total identifiable net assets	7,076,100	65,559	7,141,659
Goodwill	17,398,853	(65,559)	17,333,294
Total purchase consideration	$24,474,953	$—	$24,474,953

As of June 30, 2020, we considered these amounts to be provisional because we were still in the process of reviewing information to support the valuations of the assets acquired and liabilities assumed. During the six months ended June 30, 2020, we made measurement-period adjustments, as shown in the table above, that decreased the amount of provisional goodwill by $65.6 million. The decrease in deferred income tax liabilities for the six months ended June 30, 2020 primarily relates to a refined analysis of the outside bases of partnerships. The effects of the measurement-period adjustments on our consolidated statements of income for the three and six months ended June 30, 2020 were not material.

As of June 30, 2020, provisional goodwill arising from the acquisition of $17.3 billion was included in our reportable segments as follows: $7.1 billion in the Merchant Solutions segment, $7.9 billion in the Issuer Solutions segment and $2.3 billion in the Business and Consumer Solutions segment. Goodwill was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining the acquired business into our existing business. We expect that substantially all of the goodwill from this acquisition will not be deductible for income tax purposes.

The following unaudited pro forma information shows the results of our operations for the three and six months ended June 30, 2019 as if the Merger had occurred on January 1, 2018. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Merger had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of TSYS. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Global Payments and TSYS.

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Actual	Pro Forma	Actual	Pro Forma

	(in thousands)

Total revenues	$935,152	$1,963,663	$1,818,190	$3,873,433
Net income attributable to Global Payments	$120,458	$207,336	$232,800	$395,201

For the three and six months ended June 30, 2020, the acquired operations of TSYS contributed $997.0 million and $2,052.0 million, respectively, to our consolidated revenues and $103.8 million and $219.3 million, respectively, to our consolidated operating income.

At June 30, 2020, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $37.7 million for employee termination benefits resulting from Merger-related integration activities. During the three months ended June 30, 2020, we recognized charges for employee termination benefits of $24.1 million, which included $1.7 million of share-based compensation expense. During the six months ended June 30, 2020, we recognized charges for employee termination benefits of $41.7 million, which included $4.2 million of share-based compensation expense. As of June 30, 2020, the cumulative amount of recognized charges for employee termination benefits resulting from Merger-related integration activities was $98.8 million, which included $21.6 million of share-based compensation expense. These charges are recorded within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. New obligations may arise as Merger-related integration activities continue in 2020.

NOTE 3—REVENUES

The following tables present a disaggregation of our revenue from contracts with customers by geography for each of our reportable segments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$862,927	$363,140	$216,722	$(14,728)	$1,428,061
Europe	102,460	105,263	—	—	207,723
Asia Pacific	36,168	1,622	—	(1,622)	36,168
	$1,001,555	$470,025	$216,722	$(16,350)	$1,671,952

	Three Months Ended June 30, 2019
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$715,919	$—	$—	$—	$715,919
Europe	155,111	5,238	—	—	160,349
Asia Pacific	58,884	—	—	—	58,884
	$929,914	$5,238	$—	$—	$935,152

	Six Months Ended June 30, 2020
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,887,433	$756,893	$420,668	$(32,461)	$3,032,533
Europe	238,459	213,626	—	—	452,085
Asia Pacific	90,932	3,268	—	(3,268)	90,932
	$2,216,824	$973,787	$420,668	$(35,729)	$3,575,550

	Six Months Ended June 30, 2019
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,394,341	$—	$—	$—	$1,394,341
Europe	292,724	10,494	—	—	303,218
Asia Pacific	120,631	—	—	—	120,631
	$1,807,696	$10,494	$—	$—	$1,818,190

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

	(in thousands)

Relationship-led	$566,414	$502,239	$1,242,935	$961,281
Technology-enabled	435,141	427,675	973,889	846,415
	$1,001,555	$929,914	$2,216,824	$1,807,696

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606") requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and six months ended June 30, 2020 and 2019, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of June 30, 2020 and December 31, 2019 was as follows:

	Balance Sheet Location	June 30, 2020	December 31, 2019

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$236,539	$226,945
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$62,532	$38,150

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$194,743	$193,405
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$42,413	$35,272

Net contract assets were not material at June 30, 2020 or at December 31, 2019. Revenues recognized for the three months ended June 30, 2020 and 2019 from contract liability balances at the beginning of each period was $86.7 million and $52.0 million. Revenue recognized for the six months ended June 30, 2020 and 2019 from contract liability balances at the beginning of each period was $159.9 million and $97.1 million.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2020. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year ending December 31,

Remainder of 2020	$470,328
2021	827,955
2022	622,653
2023	415,228
2024	262,735
2025-2029	623,428
Total	$3,222,327

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2020 and December 31, 2019, goodwill and other intangible assets consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)

Goodwill	$23,679,923	$23,759,740
Other intangible assets:
Customer-related intangible assets	$9,204,915	$9,238,728
Acquired technologies	2,763,538	2,732,218
Contract-based intangible assets	1,972,143	1,974,429
Trademarks and trade names	1,237,691	1,239,471
	15,178,287	15,184,846
Less accumulated amortization:
Customer-related intangible assets	1,552,272	1,225,785
Acquired technologies	775,610	576,928
Contract-based intangible assets	98,826	82,225
Trademarks and trade names	212,958	145,253
	2,639,666	2,030,191
	$12,538,621	$13,154,655

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the six months ended June 30, 2020:

	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Total

	(in thousands)

Balance at December 31, 2019	$13,415,352	$7,985,731	$2,358,657	$23,759,740
Goodwill acquired	23,000	—	—	23,000
Effect of foreign currency translation	(24,873)	(12,385)	—	(37,258)
Measurement-period adjustments	(6,648)	(61,352)	2,441	(65,559)
Balance at June 30, 2020	$13,406,831	$7,911,994	$2,361,098	$23,679,923

There were no accumulated impairment losses for goodwill as of June 30, 2020 or December 31, 2019.

NOTE 5—LONG-TERM DEBT AND LINES OF CREDIT

As of June 30, 2020 and December 31, 2019, long-term debt consisted of the following:

	June 30, 2020	December 31, 2019

	(in thousands)

3.800% senior notes due April 1, 2021	$756,597	$760,996
3.750% senior notes due June 1, 2023	564,794	567,330
4.000% senior notes due June 1, 2023	569,226	572,522
2.650% senior notes due February 15, 2025	992,266	991,423
4.800% senior notes due April 1, 2026	814,974	820,623
4.450% senior notes due June 1, 2028	484,785	486,982
3.200% senior notes due August 15, 2029	1,235,634	1,234,843
2.900% senior notes due May 15, 2030	988,408	—
4.150% senior notes due August 15, 2049	739,610	739,431
Unsecured term loan facility	1,983,767	1,981,758
Unsecured revolving credit facility	—	903,000
Finance lease liabilities	47,140	32,996
Other borrowings	96,400	33,597
Total long-term debt	9,273,601	9,125,501
Less current portion	833,334	35,137
Long-term debt, excluding current portion	$8,440,267	$9,090,364

The carrying amounts of our senior notes and term loans in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At June 30, 2020, unamortized discount on senior notes was $8.9 million, and unamortized debt issuance costs on senior notes and the unsecured term loan facility were $51.4 million. Unamortized debt issuance costs on our senior notes and unsecured term loans at December 31, 2019 were $46.6 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At June 30, 2020, unamortized debt issuance costs on the unsecured revolving credit facility were $15.3 million, and, at December 31, 2019, unamortized debt issuance costs on the unsecured revolving credit facility were $17.6 million. The amortization of debt discounts and debt issuance costs is recognized as an increase to interest expense over the terms of the respective debt instruments. Amortization of discounts and debt issuance costs for the three and six months ended June 30, 2020 was $3.0 million and $5.9 million, respectively. Amortization of discounts and debt issuance costs for the three and six months ended June 30, 2019 was $3.1 million and $6.1 million, respectively.

At June 30, 2020, maturities of long-term debt (excluding finance lease liabilities) were as follows by year (in thousands):

Year ending December 31,

Remainder of 2020	$36,227
2021	801,771
2022	58,403
2023	1,300,000
2024	1,750,000
2025	1,000,000
2026 and thereafter	4,200,000
Total	$9,146,401

Senior Unsecured Notes

We have $7.1 billion in aggregate principal amount of senior unsecured notes, as presented in the table above. Interest on the senior notes is payable semi-annually upon various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture. The difference between the acquisition fair value and face value of senior notes assumed in the Merger is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $9.0 million and $18.1 million, respectively, for the three and six months ended June 30, 2020.

On May 15, 2020, we issued $1.0 billion aggregate principal amount of 2.900% senior unsecured notes due May 2030 and received proceeds of $996.7 million, net of discounts. We incurred debt issuance costs of approximately $8.4 million, including underwriting fees, fees for professional services and registration fees, all of which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at June 30, 2020. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes.

As of June 30, 2020, our senior notes had a total carrying amount of $7.1 billion and an estimated fair value of $7.7 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The fair value of other long-term debt approximated its carrying amount at June 30, 2020.

Senior Unsecured Credit Facilities

We have a term loan credit agreement ("Term Loan Credit Agreement") and a revolving credit agreement ("Unsecured Revolving Credit Agreement") in each case with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Term Loan Credit Agreement provides for a senior unsecured $2 billion term loan facility, and the Unsecured Revolving Credit Agreement provides for a senior unsecured $3 billion revolving credit facility.

Borrowings under the term loan facility were made in U.S. dollars and borrowings under the revolving credit facility are available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings in U.S. dollars and certain other LIBOR quoted currencies will bear interest, at our option, at a rate equal to either (1) the rate (adjusted for any statutory reserve requirements for eurocurrency liabilities) for eurodollar deposits in the London interbank market, (2) a floating rate of interest set forth on the applicable LIBOR screen page designated by Bank of America, N.A. or (3) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America as its "prime rate" or (c) LIBOR plus 1.0%, in each case, plus an applicable margin.

As of June 30, 2020, the interest rate on the term loan facility was 1.55%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the revolving credit facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating. Beginning on December 31, 2022, and at the end of each quarter thereafter, the term loan facility must be repaid in quarterly installments in the amount of 2.50% of original principal through the maturity date with the remaining principal balance due upon maturity in September 2024. The revolving credit facility also matures in September 2024.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by our financial leverage covenant. As of June 30, 2020, the total available commitments under the revolving credit facility were $2.3 billion and there were no outstanding borrowings.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of June 30, 2020, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of June 30, 2020.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of June 30, 2020 and December 31, 2019, a total of $62.1 million and $74.5 million, respectively, of cash on deposit was used to determine the available credit.

As of June 30, 2020 and December 31, 2019, we had $439.5 million and $463.2 million, respectively, outstanding under these lines of credit with additional capacity to fund settlement of $1,124.6 million as of June 30, 2020. During the six months ended June 30, 2020, the maximum and average outstanding balances under these lines of credit were $508.5 million and $282.9 million, respectively. The weighted-average interest rate on these borrowings was 2.11% and 3.16% at June 30, 2020 and December 31, 2019, respectively.

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

The table below presents information about our derivative financial instruments, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at June 30, 2020	Range of Maturity Dates at June 30, 2020	June 30, 2020	December 31, 2019

				(in thousands)

Interest rate swaps (Notional of $250 million at December 31, 2019)	Prepaid expenses and other current assets	NA	NA	$—	$472
Interest rate swaps (Notional of $550 million at June 30, 2020)	Accounts payable and accrued liabilities	1.65%	July 31, 2020 - March 31, 2021	$4,244	$—
Interest rate swaps (Notional of $1.25 billion at June 30, 2020 and $1.55 billion at December 31, 2019)	Other noncurrent liabilities	2.73%	December 31, 2022	$82,479	$45,604

NA = not applicable.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

	(in thousands)

Net unrealized losses recognized in other comprehensive income (loss)	$(5,630)	$(42,222)	$(53,526)	$(56,731)
Net unrealized losses (gains) reclassified out of other comprehensive income (loss) to interest expense	$9,982	$(893)	$14,653	$(2,723)

As of June 30, 2020, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $42.4 million.

Interest Expense

Interest expense was $81.1 million and $65.5 million for the three months ended June 30, 2020 and 2019, respectively, and $162.2 million and $123.9 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 6—INCOME TAX

Our effective income tax rates for the three and six months ended June 30, 2020 were 3.0% and 9.0%, respectively. Our effective income tax rate for the three and six months ended June 30, 2020 differed from the U.S. statutory rate primarily as a result of tax credits, excess tax benefits of share-based awards that are recognized upon vesting or settlement and the foreign-derived intangible income deduction. Our effective income tax rates for the three and six months ended June 30, 2019 were 19.9% and 18.4%, respectively.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world, including, without limitation, the United States and the United Kingdom. We are no longer subject to state income tax examinations for years ended on or before May 31, 2007, U.S. federal income tax examinations for years ended on or before May 31, 2016 and U.K. federal income tax examinations for years ended on or before May 31, 2016.

NOTE 7—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the three months ended June 30, 2020, there were no repurchases. During the three months ended June 30, 2019, we repurchased and retired 513,116 shares of our common stock at a cost, including commissions, of $72.0 million, or $140.32 per share. During the six months ended June 30, 2020 and 2019, we repurchased and retired 2,094,731 and 1,808,398 shares of our common stock at a cost, including commissions, of $404.0 million and $230.0 million, or $192.85 per share and $127.18 per share, respectively.

On February 26, 2020, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1 billion. As of June 30, 2020, the amount that may yet be purchased under our share repurchase program was $880.0 million.

On July 29, 2020, our board of directors declared a dividend of $0.195 per share payable on September 24, 2020 to common shareholders of record as of September 10, 2020.

NOTE 8—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

	(in thousands)

Share-based compensation expense	$34,983	$16,496	$62,805	$27,914
Income tax benefit	$7,742	$3,728	$14,215	$6,237

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the six months ended June 30, 2020:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2019	1,844	$149.96
Granted	572	192.40
Vested	(638)	119.07
Forfeited	(38)	168.98
Unvested at June 30, 2020	1,740	$174.85

The total fair value of restricted stock and performance awards vested during the six months ended June 30, 2020 and June 30, 2019 was $76.0 million and $24.6 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $30.8 million and $14.8 million during the three months ended June 30, 2020 and 2019, respectively, and $56.0 million and $24.9 million during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there were $184.2 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.3 years.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2020:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2019	1,755	$74.06	6.5	$190.3
Granted	125	200.42
Forfeited	(2)	113.48
Exercised	(484)	61.77
Outstanding at June 30, 2020	1,394	$89.60	6.6	$115.3

Options vested and exercisable at June 30, 2020	996	$68.52	5.7	$100.7

We recognized compensation expense for stock options of $2.2 million and $0.9 million during the three months ended June 30, 2020 and 2019, respectively, and $4.1 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $66.5 million and $18.9 million, respectively. As of June 30, 2020, we had $12.6 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.0 years.

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2020 and 2019 was $54.85 and $39.60, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2020	June 30, 2019

Risk-free interest rate	1.24%	2.49%
Expected volatility	30%	30%
Dividend yield	0.39%	0.04%
Expected term (years)	5	5

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

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three and six months ended June 30, 2020 excluded approximately

124,888 shares, related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. There were no such shares for the three and six months ended June 30, 2019.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

	(in thousands)

Basic weighted-average number of shares outstanding	299,140	156,768	299,264	157,141
Plus: Dilutive effect of stock options and other share-based awards	1,106	494	1,277	497
Diluted weighted-average number of shares outstanding	300,246	157,262	300,541	157,638

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and six months ended June 30, 2020 and 2019:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at March 31, 2020	$(438,350)	$(102,198)	$768	$(539,780)
Other comprehensive income	77,217	3,295	122	80,634
Balance at June 30, 2020	$(361,133)	$(98,903)	$890	$(459,146)

Balance at March 31, 2019	$(294,467)	$(14,725)	$(3,416)	$(312,608)
Other comprehensive income (loss)	5,273	(32,588)	17	(27,298)
Balance at June 30, 2019	$(289,194)	$(47,313)	$(3,399)	$(339,906)

Other comprehensive income attributable to noncontrolling interests, which relates only to foreign currency translation, was $5.4 million and $3.9 million for the three months ended June 30, 2020 and 2019, respectively.

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2019	$(241,899)	$(69,319)	$647	$(310,571)
Other comprehensive (loss) income	(119,234)	(29,584)	243	(148,575)
Balance at June 30, 2020	$(361,133)	$(98,903)	$890	$(459,146)

Balance at December 31, 2018	$(304,274)	$(2,374)	$(3,527)	$(310,175)
Other comprehensive income (loss)	15,080	(44,939)	128	(29,731)
Balance at June 30, 2019	$(289,194)	$(47,313)	$(3,399)	$(339,906)

Other comprehensive loss attributable to noncontrolling interests, which relates only to foreign currency translation, was $1.3 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

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

In connection with an organizational realignment implemented during the fourth quarter of 2019, the presentation of segment information for the three and six months ended June 30, 2019 has been recast to align with the current segment presentation. Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization was as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

	(in thousands)

Revenues(1):
Merchant Solutions	$1,001,555	$929,914	$2,216,824	$1,807,696
Issuer Solutions	470,025	5,238	973,787	10,494
Business and Consumer Solutions	216,722	—	420,668	—
Intersegment eliminations	(16,350)	—	(35,729)	—
Consolidated revenues	$1,671,952	$935,152	$3,575,550	$1,818,190

Operating income (loss)(1)(2):
Merchant Solutions	$175,078	$283,411	$479,231	$521,540
Issuer Solutions	58,027	3,596	117,331	7,035
Business and Consumer Solutions	48,195	—	79,307	—
Corporate	(173,726)	(65,281)	(324,316)	(107,357)
Consolidated operating income	$107,574	$221,726	$351,553	$421,218

Depreciation and amortization(1):
Merchant Solutions	$236,840	$143,914	$469,862	$291,299
Issuer Solutions	136,254	164	272,991	346
Business and Consumer Solutions	24,114	—	47,755	—
Corporate	5,467	1,045	9,885	2,108
Consolidated depreciation and amortization	$402,675	$145,123	$800,493	$293,753

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates. For further discussion of our acquisitions, see "Note 2—Acquisitions."

(2) During the three months ended June 30, 2020 and 2019, operating income for our Merchant Solutions segment reflected the effect of acquisition and integration expenses of $4.4 million and $3.7 million, respectively. Operating loss for Corporate included acquisition and integration expenses of $80.7 million and $10.5 million during the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, operating income for our Merchant

Solutions segment reflected the effect of acquisition and integration expenses of $6.6 million and $8.4 million, respectively. Operating loss for Corporate included acquisition and integration expense of $150.4 million and $11.1 million during the six months ended June 30, 2020 and 2019, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

During the six months ended June 30, 2020, our purchase obligations increased as a result of our entry into an arrangement to acquire software and related services for $293.8 million. We financed $97.6 million of this amount utilizing a two-year vendor financing arrangement. As of June 30, 2020, the estimated remaining purchase commitments that are due for this purchase were $29.7 million during the remainder of 2020, $64.9 million during 2021, $66.9 million during 2022 and $16.8 million during 2023.

Legal Matters

On September 23, 2019, a jury in the Superior Court of Dekalb County, Georgia, awarded Frontline Processing Corp. ("Frontline") $135.2 million in damages, costs and attorney's fees (plus interest) following a trial of a breach of contract dispute between Frontline and Global Payments, wherein Frontline alleged that Global Payments violated provisions of the parties' Referral Agreement and Master Services Agreement. The Superior Court entered a final judgment on the verdict in favor of Frontline on September 30, 2019. We believe the jury verdict is in error and Frontline’s case is completely without merit, and we are appealing the decision to the Georgia Court of Appeals. While it is reasonably possible that we will incur some loss between zero and the judgment amount plus interest, we have determined that it is not probable that Global Payments has incurred a loss under the applicable accounting standard (Accounting Standards Codification Topic 450, Contingencies) as of June 30, 2020. As a result, we have not recorded a liability on the consolidated balance sheet with respect to this litigation.

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

COVID-19 Update
In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak continues to cause major disruptions to businesses and markets worldwide as the virus spreads in certain jurisdictions, and restrictions to control the spread of the virus remain in place. A number of countries as well as certain states and cities within the United States have enacted temporary closures of businesses, issued quarantine or shelter-in-place orders and taken other restrictive measures in response to COVID-19. We continue to closely monitor the effects of the COVID-19 pandemic; however, the effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain. We are continuing to operate normally worldwide, and, at this time, we do not anticipate any significant operational effects as a result of the pandemic.

Starting in mid-March, the COVID-19 pandemic began to significantly affect our financial results as governments took actions to encourage social distancing and implement shelter-in-place directives. As certain state and local governments in the United States and abroad began to gradually ease restrictions, and certain businesses reopened at reduced capacities, we saw improvement in our financial results and positive trends throughout the latter half of the second quarter. We expect that the COVID-19 pandemic will continue to have an adverse effect on our revenues and earnings for the remainder of 2020, although the magnitude, duration and ultimate effects of the COVID-19 pandemic are not possible to predict at this time. We have implemented cost-saving actions, such as reductions in employee compensation costs and discretionary spending, to help mitigate the financial effects of the COVID-19 pandemic. We have also temporarily suspended activity under our share repurchase program and reduced planned capital investments in the business from our initial expectations prior to the pandemic.

For a further discussion of trends, uncertainties and other factors that could affect our continuing operating results related to the effects of the COVID-19 pandemic, see the section entitled "Risk Factors" in Item 1A in this Quarterly Report on Form 10-Q.

Financial Highlights

Highlights related to our financial condition at June 30, 2020 and results of operations for the three and six months then ended include the following:

•
Consolidated revenues for the three and six months ended June 30, 2020 increased to $1,672.0 million and $3,575.6 million, respectively, compared to $935.2 million and $1,818.2 million for the prior-year periods due to additional revenues from the acquired operations of TSYS of $997.0 million and $2,052.0 million, respectively, partially offset by the unfavorable effects of COVID-19 on our revenues.

•
Consolidated operating income for the three and six months ended June 30, 2020 was $107.6 million and $351.6 million, respectively, compared to $221.7 million and $421.2 million for the prior-year periods. Operating margin for the three and six months ended June 30, 2020 was 6.4% and 9.8%, respectively, compared to 23.7% and 23.2% for the prior-year period. For the three and six months ended June 20, 2020, consolidated operating income and operating margins were negatively impacted by the unfavorable effects of COVID-19 on our revenues.

•
Net income attributable to Global Payments for the three and six months ended June 30, 2020 was $37.3 million and $180.9 million, respectively, compared to $120.5 million and $232.8 million for the prior-year periods. The additional income from the acquired operations of TSYS was more than offset by increases in acquisition and integration expenses and interest expense, and the unfavorable effects of COVID-19 on our revenues.

•
Diluted earnings per share for the three and six months ended June 30, 2020 was $0.12 and $0.60, compared to $0.77 and $1.48 for the prior-year periods, primarily reflecting the unfavorable effects of COVID-19 on our net income, as well as an increase in the number of weighted-average number of shares outstanding as a result of issuing common shares as purchase consideration in the Merger.

•
On May 15, 2020, we issued $1.0 billion aggregate principal amount of 2.900% senior unsecured notes due May 2030. We used the net proceeds from this offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes. As of June 30, 2020, there were no outstanding borrowings under the revolving credit facility.

Results of Operations

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. We evaluate performance and allocate resources based on the operating income of each operating segment. In connection with an organizational realignment implemented after the Merger in the fourth quarter of 2019, the presentation of segment information for the three and six months ended June 30, 2019 has been recast to align with the segment presentation for the three and six months ended June 30, 2020. For further information about our reportable segments, see "Item 1. Business—Business Segments" within our Annual Report on Form 10-K for the year ended December 31, 2019, incorporated herein by reference, and "Note 11—Segment Information" in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the three months ended June 30, 2020 and 2019, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended June 30, 2020 and 2019 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Three Months Ended June 30, 2020	% of Revenues(1)	Three Months Ended June 30, 2019	% of Revenues(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,001,555	59.9%	$929,914	99.4%	$71,641	7.7%
Issuer Solutions	470,025	28.1%	5,238	0.6%	464,787	NM
Business and Consumer Solutions	216,722	13.0%	—	—%	216,722	NM
Intersegment eliminations	(16,350)	(1.0)%	—	—%	(16,350)	NM
Consolidated revenues	$1,671,952	100.0%	$935,152	100.0%	$736,800	78.8%

Consolidated operating expenses(2):
Cost of service	$893,740	53.5%	$302,276	32.3%	$591,464	195.7%
Selling, general and administrative	670,638	40.1%	411,150	44.0%	259,488	63.1%
Operating expenses	$1,564,378	93.6%	$713,426	76.3%	$850,952	119.3%

Operating income (loss)(2):
Merchant Solutions	$175,078	10.5%	$283,411	30.3%	$(108,333)	(38.2)%
Issuer Solutions	58,027	3.5%	3,596	0.4%	54,431	NM
Business and Consumer Solutions	48,195	2.9%	—	—%	48,195	NM
Corporate(3)	(173,726)	(10.4)%	(65,281)	(7.0)%	(108,445)	166.1%
Operating income	$107,574	6.4%	$221,726	23.7%	$(114,152)	(51.5)%

Operating margin(2):
Merchant Solutions	17.5%		30.5%		(13.0)%
Issuer Solutions	12.3%		NM		NM
Business and Consumer Solutions	22.2%		NM		NM

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

(3) During the three months ended June 30, 2020 and 2019, operating income for our Merchant Solutions segment reflected the effect of acquisition and integration expenses of $4.4 million and $3.7 million, respectively. Operating loss for Corporate included acquisition and integration expenses of $80.7 million and $10.5 million during the three months ended June 30, 2020 and 2019, respectively.

The following table sets forth key selected financial data for the six months ended June 30, 2020 and 2019, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the six months ended June 30, 2020 and 2019 are derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Six Months Ended June 30, 2020	% of Revenues(1)	Six Months Ended June 30, 2019	% of Revenues(1)	Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$2,216,824	62.0%	$1,807,696	99.4%	$409,128	22.6%
Issuer Solutions	973,787	27.2%	10,494	0.6%	963,293	NM
Business and Consumer Solutions	420,668	11.8%	—	—%	420,668	NM
Intersegment eliminations	(35,729)	(1.0)%	—	—%	(35,729)	NM
Consolidated revenues	$3,575,550	100.0%	$1,818,190	100.0%	$1,757,360	96.7%

Consolidated operating expenses(2):
Cost of service	$1,827,611	51.1%	$607,505	33.4%	$1,220,106	200.8%
Selling, general and administrative	1,396,386	39.1%	789,467	43.4%	606,919	76.9%
Operating expenses	$3,223,997	90.2%	$1,396,972	76.8%	$1,827,025	130.8%

Operating income (loss)(2):
Merchant Solutions	$479,231	13.4%	$521,540	14.6%	$(42,309)	(8.1)%
Issuer Solutions	117,331	3.3%	7,035	0.2%	110,296	NM
Business and Consumer Solutions	79,307	2.2%	—	—%	79,307	NM
Corporate(3)	(324,316)	(9.1)%	(107,357)	(3.0)%	(216,959)	202.1%
Operating income	$351,553	9.8%	$421,218	23.2%	$(69,665)	(16.5)%

Operating margin(2):
Merchant Solutions	21.6%		28.9%		(7.3)%
Issuer Solutions	12.0%		NM		NM
Business and Consumer Solutions	18.9%		NM		NM

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

(3) During the six months ended June 30, 2020 and 2019, operating income for our Merchant Solutions segment reflected the effect of acquisition and integration expenses of $6.6 million and $8.4 million, respectively. Operating loss for Corporate included acquisition and integration expenses of $150.4 million and $11.1 million during the six months ended June 30, 2020 and 2019, respectively.

Revenues

Consolidated revenues for the three and six months ended June 30, 2020 increased by 78.8% and 96.7%, respectively, to $1,672.0 million and $3,575.6 million, compared to $935.2 million and $1,818.2 million in the prior year, primarily due to additional revenues of $997.0 million and $2,052.0 million from the acquired operations of TSYS, partially offset by the adverse effects of COVID-19 on our revenues.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three and six months ended June 30, 2020 increased by 7.7% and 22.6%, respectively, to $1,001.6 million and $2,216.8 million, compared to $929.9 million and $1,807.7 million in the prior year, primarily due to additional revenues from the acquired operations of TSYS. We experienced significant revenue declines starting in mid-March related to COVID-19 due to a reduction in consumer spending and closures of certain of our merchant customer businesses throughout North America, Europe and Asia Pacific. We saw improvement in our financial results in May and June as certain state and local governments in the United States and abroad began to gradually ease restrictions and consumer spending began to gradually increase.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three and six months ended June 30, 2020 were $470.0 million and $973.8 million, respectively, primarily reflecting revenues from the acquired operations of TSYS. Starting in mid-March, we experienced revenue declines as a result of lower transaction volumes, particularly related to the processing of commercial cards as a result of COVID-19. We saw improvement in our financial results in May and June as state and local governments in the United States and abroad began to ease restrictions.

Business and Consumer Solutions Segment. Revenues from our Business and Consumer segment for the three and six months ended June 30, 2020 were $216.7 million and $420.7 million, respectively, reflecting revenues from the acquired operations of TSYS. Our Business and Consumer Solutions segment experienced revenue declines starting in mid-March due to reduced consumer spending; however, these declines were mitigated by revenues from our customers loading individual stimulus payments and supplementary unemployment insurance distributions resulting from the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Additionally, we saw improvements in our financial results later in the second quarter from increases in consumer spending as state and local governments in the United States began to gradually ease quarantine restrictions.

Operating Expenses

Cost of Service. Cost of service for the three and six months ended June 30, 2020 increased by 195.7% and 200.8%, respectively, to $893.7 million and $1,827.6 million, compared to $302.3 million and $607.5 million for the prior year, primarily due to additional costs associated with the acquired operations of TSYS, including the amortization of acquired intangibles. Cost of service for the three and six months ended June 30, 2020 reflects amortization of acquired intangibles of $314.0 million and $628.3 million, respectively, compared to $103.5 million and $211.0 million, respectively, for the prior year. Cost of service as a percentage of revenues increased to 53.5% and 51.1%, respectively, for the three and six months ended June 30, 2020, compared to 32.3% and 33.4% for the prior year, primarily due to the increase in amortization of acquired intangibles.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2020 increased by 63.1% and 76.9%, respectively, to $670.6 million and $1,396.4 million, compared to $411.2 million and $789.5 million for the prior year. The increase in selling, general and administrative expenses for the three months ended June 30, 2020 compared to the prior year was primarily due to additional costs associated with the acquired operations of TSYS and included acquisition and integration expenses of $82.2 million, primarily related to the Merger, compared to $13.0 million for the prior year. The increase in selling, general and administrative expenses for the six months ended June 30, 2020 compared to the prior year was primarily due to additional costs associated with the acquired operations of TSYS and included acquisition and integration expenses of $153.8 million, primarily related to the Merger, compared to $17.6 million for the prior year. Selling, general and administrative expenses as a percentage of revenues was 40.1% and 39.1%, respectively, for the three and six months ended June 30, 2020, compared to 44.0% and 43.4% for the prior year.

Corporate. Corporate expenses increased by $108.4 million and $217.0 million, respectively, to $173.7 million and $324.3 million for the three and six months ended June 30, 2020, compared to $65.3 million and $107.4 million for the prior year, primarily due to additional expenses associated with the acquired operations of TSYS and an increase in acquisition and integration expenses primarily due to the Merger. During the three and six months ended June 30, 2020, Corporate expenses included acquisition and integration expenses of $80.7 million and $150.4 million, respectively, compared to $10.5 million and $11.1 million, respectively, for the prior year. During the three and six months ended June 30, 2020, Corporate expenses included charges for employee termination benefits of $24.1 million and $41.7 million, respectively, which included $1.7 million and $4.2 million, respectively, of share-based compensation expense. We expect to incur additional charges as Merger–related integration activities continue in 2020.

Operating Income and Operating Margin

Consolidated operating income for the three and six months ended June 30, 2020 was $107.6 million and $351.6 million, respectively, compared to $221.7 million and $421.2 million for the prior year. Operating margin for the three and six months ended June 30, 2020 was 6.4% and 9.8%, respectively, compared to 23.7% and 23.2% for the prior year. Consolidated operating income for the three and six months ended June 30, 2020 includes additional income from the acquired operations of TSYS of $103.8 million and $219.3 million, respectively. Consolidated operating income for the three and six months ended June 30, 2020 reflects an increase in amortization of acquired intangibles of $210.5 million and $417.3 million, respectively, and an increase in acquisition and integration expenses of $71.0 million and $137.5 million, respectively, primarily due to the Merger, compared to the prior year. The unfavorable effects of COVID-19 on our revenues, and incremental expenses directly related to COVID-19, also contributed to the decrease in consolidated operating income and operating margin compared to the prior year.

Other Income/Expense, Net

Interest and other expense for the three and six months ended June 30, 2020 increased by $17.2 million and $50.8 million, respectively, to $82.9 million and $175.5 million, compared to the prior year, as a result of the increase in our outstanding borrowings.

Income Tax Expense

Our effective income tax rates for the three months ended June 30, 2020 and 2019 were 3.0% and 19.9%, respectively. Our effective income tax rates for the six months ended June 30, 2020 and 2019 were 9.0% and 18.4%, respectively. The changes in our effective tax rates for the three and six months ended June 30, 2020 from the prior year reflects the effect of tax credits and benefits associated with share-based awards.

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

Our capital plan objectives are to support our operational needs and strategic plan for long-term growth while maintaining a low cost of capital. We use a combination of bank financing, such as borrowings under our credit facilities, and senior note issuances for general corporate purposes and to fund acquisitions. In addition, specialized lines of credit are also used in certain of our markets to fund merchant settlement prior to receipt of funds from the card networks.

We believe that our current level of cash and borrowing capacity under our senior unsecured revolving credit facility, together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We have implemented measures to manage liquidity in future periods, taking into account the potential effects of COVID-19, including the reduction of certain operating expenses, including compensation costs, other discretionary expenses and planned capital expenditures, as well as suspension of repurchases of our common stock. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future through the issuance of debt or equity or by other means.

At June 30, 2020, we had cash and cash equivalents totaling $1,825.6 million. Of this amount, we considered $1,207.2 million to be available for general purposes, of which $29.0 million was undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $1,207.2 million did not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf.

Operating activities provided net cash of $960.3 million and $247.4 million for the six months ended June 30, 2020 and 2019, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, especially changes in settlement processing assets and obligations. Changes in settlement processing assets and obligations increased operating cash flows by $136.5 million during the six months ended June 30, 2020 and decreased operating cash flows by $41.7 million during the six months ended June 30, 2019. The increase in cash flows from operating activities from the prior year was primarily due to the increase in earnings after the adjustment for certain noncash items, including amortization of acquired intangibles and depreciation and amortization of property and equipment.

We used net cash in investing activities of $270.3 million and $198.4 million during the six months ended June 30, 2020 and 2019, respectively, primarily to fund acquisitions and capital expenditures. During the six months ended June 30, 2020 and 2019, we used cash of $75.1 million and $78.2 million, respectively, for acquisitions.

We made capital expenditures of $208.4 million and $133.3 million during the six months ended June 30, 2020 and 2019, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and continued consolidation and enhancement of our operating platforms. We will continue to make significant capital investments in the business, but we will do so at a reduced rate from our initial expectations prior to the pandemic.

Financing activities include borrowings and repayments under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, as well as cash distributions made to noncontrolling interests and our shareholders. We used net cash in financing activities of $510.1 million and $212.5 million during the six months ended June 30, 2020 and 2019, respectively.

Proceeds from long-term debt were $1,867.0 million and $586.0 million for the six months ended June 30, 2020 and 2019, respectively. Repayments of long-term debt were $1,809.2 million and $569.1 million for the six months ended June 30, 2020 and 2019, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our Revolving Credit Facility, as well as scheduled principal repayments we make on our term loans. On May 15, 2020, we issued $1.0 billion aggregate principle senior unsecured notes. We used the net proceeds from this offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes. Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the six months ended June 30, 2020 and 2019, we had net repayments of settlement lines of credit of $25.5 million and net borrowings of settlement lines of credit of $32.2 million, respectively.

We repurchase our common stock mainly through open market repurchase plans. During the six months ended June 30, 2020 and 2019, we used $421.2 million and $234.0 million, respectively, to repurchase shares of our common stock. As of June 30, 2020, we had $880.0 million of share repurchase authority remaining under a share repurchase program authorized by the board of directors. We have temporarily suspended activity under our share repurchase program.

We paid dividends to our common shareholders in the amounts of $116.6 million and $3.1 million during the six months ended June 30, 2020 and 2019, respectively.

Long-Term Debt and Lines of Credit

Senior Unsecured Notes

We have $7.1 billion in aggregate principal amount of senior unsecured notes, which mature at various dates ranging from April 2021 to August 2049. Interest on the senior notes is payable semi-annually upon various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

On May 15, 2020, we issued $1.0 billion aggregate principal amount of 2.900% senior unsecured notes due May 2030 and received proceeds of $996.7 million, net of discounts. We incurred debt issuance costs of approximately $8.4 million, including underwriting fees, fees for professional services and registration fees, all of which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at June 30, 2020. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes.

Senior Unsecured Credit Facilities

We have a term loan credit agreement ("Term Loan Credit Agreement") and a revolving credit agreement ("Unsecured Revolving Credit Agreement") in each case with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Term Loan Credit Agreement provides for a senior unsecured $2 billion term loan facility. The Unsecured Revolving Credit Agreement provides for a senior unsecured $3 billion revolving credit facility. Borrowings under the term loan facility were made in U.S. dollars and borrowings under the revolving credit facility are available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings in U.S. dollars and certain other London Interbank Offered Rate ("LIBOR")-quoted currencies will bear interest, at our option, at a rate equal to either (1) the rate (adjusted for any statutory reserve requirements for eurocurrency liabilities) for eurodollar deposits in the London interbank market, (2) a floating rate of interest set forth on the applicable LIBOR screen page designated by Bank of America, N.A., or (3) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America, N.A., as its "prime rate" or (c) LIBOR plus 1.0%, in each case, plus an applicable margin. As of June 30, 2020, borrowings outstanding under the term loan facility were $2.0 billion and there were no borrowings outstanding under the revolving credit facility.

We continue to monitor developments related to the anticipated transition from LIBOR to an alternative benchmark reference rate, such as the Secured Overnight Financing Rate ("SOFR"), beginning January 1, 2022. Additionally, we maintain contact with our lenders and other stakeholders to evaluate the potential effects of these changes on our future financing activities.

As of June 30, 2020, the interest rate on the term loan facility was 1.55%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the revolving credit facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating. Beginning on December 31, 2022, and at the end of each quarter thereafter, the Term Loan Facility must be repaid in quarterly installments in the amount of 2.50% of original principal through the maturity date with the remaining principal balance due upon maturity in September 2024. The revolving credit facility also matures in September 2024.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by our financial leverage covenant. As of June 30, 2020, the total available commitments under the revolving credit facility were $2.3 billion, and there were no outstanding borrowings under the facility.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of June 30, 2020, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of June 30, 2020.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of June 30, 2020 and December 31, 2019, a total of $62.1 million and $74.5 million, respectively, of cash on deposit was used to determine the available credit.

As of June 30, 2020 and December 31, 2019 we had $439.5 million and $463.2 million, respectively, outstanding under these lines of credit with additional capacity to fund settlement of $1,124.6 million as of June 30, 2020. During the six months ended June 30, 2020, the maximum and average outstanding balances under these lines of credit were $508.5 million and $282.9 million, respectively. The weighted-average interest rate on these borrowings was 2.11% and 3.16% at June 30, 2020 and December 31, 2019, respectively.

See "Note 5—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further information about our borrowing agreements.

Commitments and Contractual Obligations

During the six months ended June 30, 2020, our commitments and contractual obligations increased from the amounts disclosed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2019. The increase primarily relates to the acquisition of software and related services for $293.8 million. We financed $97.6 million of this amount utilizing a two-year vendor financing arrangement. As of June 30, 2020, the estimated remaining purchase commitments for this acquisition were $29.7 million during the remainder of 2020, $64.9 million during 2021, $66.9 million during 2022 and $16.8 million during 2023.

Effects of the COVID-19 Pandemic on our Critical Accounting Policies

Because of the effects of the COVID-19 pandemic on our business, we evaluated the potential effects on our financial statements as of June 30, 2020 and for the three and six months then ended. However, the magnitude and duration of the ultimate effect of the COVID-19 pandemic are not possible to predict at this time, and our assessments are therefore subject to material revision.

Goodwill - We considered a variety of factors that might indicate that it is more likely than not that the fair value of any reporting unit is below its carrying amount at June 30, 2020, including general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, our share price and other relevant events. For certain of our reporting units that were recently acquired in the Merger, we also considered the expected near term impact of the COVID-19 pandemic on revenues and our cost mitigation efforts as well as longer term performance expectations. Based on the analyses completed, we believe it is not more likely than not that the carrying amount of any of our reporting units exceeded the fair value as of June 30, 2020.

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

Forward-Looking Statements

Investors are cautioned that some of the statements we use in this report contain forward-looking statements and are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of and assumptions made by our management, involve risks, uncertainties and assumptions that could significantly affect the financial condition, results of operations, business plans and the future performance of Global Payments. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Examples of forward-looking statements include, but are not limited to, statements we make regarding the effects of the COVID-19 pandemic on our business, including estimates of the effects of the pandemic on our revenues and financial operating results, the effects of actions taken by us in response to the pandemic, the anticipated benefits of the Merger, including our future financial and operating results, the combined company’s plans, objectives, expectations and intentions, our expected financial and operating results, projected future growth of business, or completion of anticipated benefits of strategic initiatives, and other statements that are not historical facts. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

In addition to factors previously disclosed in Global Payments’ reports filed with the SEC and those identified elsewhere in this communication, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the effects and duration of global economic, political, market, health and social events or other conditions, including the effects and duration of the COVID-19 pandemic; regulatory measures or voluntary actions, including social distancing, shelter-in-place orders, reinstating of opening restrictions on nonessential businesses and similar measures imposed or undertaken in an effort to combat the spread of the COVID-19 pandemic; management’s assumptions and projections used in their estimates of the timing and severity of the effects of the COVID-19 pandemic on our future revenues and results of operations; our ability to meet our liquidity needs in light of the effects of the COVID-19 pandemic; the outcome of any legal proceedings that may be instituted against Global Payments or its or TSYS’ current or former directors; difficulties, delays and higher than anticipated costs related to integrating the businesses of Global Payments and TSYS, including with respect to implementing systems to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; failing to fully realize anticipated cost savings and other anticipated benefits of the Merger when expected or at all; business disruptions from the Merger or integration that will harm our business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the Merger, including as it relates to the businesses’ ability to successfully renew existing client contracts on favorable terms or at all and obtain new clients; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing following the Merger; the business, economic and political conditions in the markets in which we operate; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness, foreign currency exchange and interest rate risks; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards, including privacy and cybersecurity laws and regulations; and events beyond our control, such as acts of terrorism, and other factors included in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in other documents that we file with the SEC, which are available at http://www.sec.gov. Any forward-

looking statements speak only as of the date of this communication or as of the date they were made, and we undertake no obligation to update forward-looking statements, except as required by law.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, as part of our ongoing integration activities following the Merger, we continued to apply our controls and procedures to the acquired operations of TSYS and to augment our company-wide controls to address the risks inherent in a business combination of this magnitude.

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

ITEM 1A—RISK FACTORS

The following represent material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019. The risks factors set forth below update, and should be read together with, the risk factors in our Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the quarter ended March 31, 2020.

Our business has been and will likely continue to be negatively affected by the COVID-19 outbreak.

The outbreak of COVID-19 in many countries and regions, including the United States, Europe and Asia-Pacific, which was declared a pandemic by the World Health Organization on March 11, 2020, continues to adversely affect global commercial activity and has contributed to significant volatility in the financial markets. We have experienced significant revenue declines related to COVID-19 due to a reduction in consumer spending and closures of certain of our merchant customer businesses throughout North America, Europe and Asia Pacific. We expect that the negative impacts of the COVID-19 pandemic on our financial results will continue until economic conditions improve.

We may also experience financial losses due to a number of operational factors, including but not limited to:

•	Third-party disruptions, including potential outages at network providers, call centers and other suppliers;

•	Increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity; and

•
Challenges to the availability and reliability of our solutions and services due to changes to operations, including the possibility of one or more clusters of COVID-19 cases occurring at our facilities, affecting our employees or affecting the systems or employees of our clients or other third parties on which we depend.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. The full effects of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and are difficult to predict at this time, including, but not limited to, the duration and spread of the pandemic, its severity, the restrictive actions taken to contain the virus or treat its effects, its effects on our customers and how quickly and to what extent normal economic conditions, operations and demand for our services can resume. The current outbreak or continued spread of COVID-19 has caused an economic slowdown and recession in the United States and other markets in which we operate, and it is possible that it could cause a global recession. It may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. Accordingly, the ultimate effects on our operations, financial condition and cash flows cannot be determined at this time. Nevertheless, despite the uncertainty of the COVID-19 situation, we expect that the COVID-19 pandemic will have an adverse effect on our revenues and financial results for the remainder of 2020.

Furthermore, the COVID-19 pandemic and the resulting adverse and unpredictable economic conditions are likely to implicate or exacerbate other risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019, which in turn could materially adversely affect our business, financial condition, results of operations and liquidity.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended June 30, 2020 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
April 1-30, 2020	1,955	$138.74	—	$880.0
May 1-31, 2020	4,413	163.57	—	880.0
June 1-30, 2020	16,387	179.45	—	880.0
Total	22,755	$172.87	—	$880.0

(1)
Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended June 30, 2020, pursuant to our employee incentive plans, we withheld 22,755 shares, at an average price per share of $172.87 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)
On February 26, 2020, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.0 billion. As of June 30, 2020, the amount that may yet be purchased under our share repurchase program was $880.0 million. The board authorization does not expire, but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

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
4.1
Supplemental Indenture No. 2, dated as of May 15, 2020, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to Global Payments Inc.s’ Current Report on Form 8-K filed on May 15, 2020.

4.2	Form of Global Note (included in Exhibit 4.1)
10.1
Underwriting Agreement, dated May 7, 2020, among the Company and the underwriters named therein, incorporated by reference to Exhibit 1.1. to Global Payments Inc.'s Current Report on Form 8-K filed on May 8, 2020.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: August 3, 2020	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)