Form 10-Q
period 2020-09-30
GLOBAL PAYMENTS INC
filed 2020-10-29
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
The number of shares of the issuer’s common stock, no par value, outstanding as of October 26, 2020 was 299,337,266.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended September 30, 2020

PART 1 - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	September 30, 2020	September 30, 2019

Revenues	$1,917,815	$1,105,941
Operating expenses:
Cost of service	900,921	427,720
Selling, general and administrative	726,475	504,184
	1,627,396	931,904
Operating income	290,419	174,037

Interest and other income	29,983	11,232
Interest and other expense	(82,976)	(96,161)
	(52,993)	(84,929)
Income before income taxes and equity in income of equity method investments	237,426	89,108
Income tax (expense) benefit	(42,834)	16,623
Income before equity in income of equity method investments	194,592	105,731
Equity in income of equity method investments, net of tax	35,638	—
Net income	230,230	105,731
Net income attributable to noncontrolling interests, net of tax	(9,259)	(10,687)
Net income attributable to Global Payments	$220,971	$95,044

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.74	$0.54
Diluted earnings per share	$0.74	$0.54
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Nine Months Ended
	September 30, 2020	September 30, 2019

Revenues	$5,493,365	$2,924,131
Operating expenses:
Cost of service	2,728,532	1,035,225
Selling, general and administrative	2,122,862	1,293,651
	4,851,394	2,328,876
Operating income	641,971	595,255

Interest and other income	35,277	20,342
Interest and other expense	(258,475)	(220,858)
	(223,198)	(200,516)
Income before income taxes and equity in income of equity method investments	418,773	394,739
Income tax expense	(59,173)	(39,765)
Income before equity in income of equity method investments	359,600	354,974
Equity in income of equity method investments, net of tax	60,682	—
Net income	420,282	354,974
Net income attributable to noncontrolling interests, net of tax	(18,406)	(27,132)
Net income attributable to Global Payments	$401,876	$327,842

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.34	$2.00
Diluted earnings per share	$1.34	$2.00
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	September 30, 2020	September 30, 2019

Net income	$230,230	$105,731
Other comprehensive income (loss):
Foreign currency translation adjustments	110,809	(67,279)
Income tax benefit related to foreign currency translation adjustments	—	144
Net unrealized gains (losses) on hedging activities	194	(40,265)
Reclassification of net unrealized losses on hedging activities to interest expense	11,133	1,193
Income tax (expense) benefit related to hedging activities	(2,612)	9,289
Other, net of tax	(3,531)	37
Other comprehensive income (loss)	115,993	(96,881)

Comprehensive income	346,223	8,850
Comprehensive income attributable to noncontrolling interests	(18,010)	(1,967)
Comprehensive income attributable to Global Payments	$328,213	$6,883

	Nine Months Ended
	September 30, 2020	September 30, 2019

Net income	$420,282	$354,974
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,844)	(54,377)
Income tax benefit related to foreign currency translation adjustments	1,160	1,695
Net unrealized losses on hedging activities	(53,332)	(96,997)
Reclassification of net unrealized losses (gains) on hedging activities to interest expense	25,786	(1,530)
Income tax benefit related to hedging activities	6,677	23,800
Other, net of tax	(3,288)	165
Other comprehensive loss	(33,841)	(127,244)

Comprehensive income	386,441	227,730
Comprehensive income attributable to noncontrolling interests	(25,898)	(17,780)
Comprehensive income attributable to Global Payments	$360,543	$209,950

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,220,822	$1,678,273
Accounts receivable, net	822,033	895,232
Settlement processing assets	1,385,308	1,353,778
Prepaid expenses and other current assets	540,487	439,165
Total current assets	4,968,650	4,366,448
Goodwill	23,745,340	23,759,740
Other intangible assets, net	12,251,680	13,154,655
Property and equipment, net	1,526,178	1,382,802
Deferred income taxes	6,822	6,292
Other noncurrent assets	2,051,112	1,810,225
Total assets	$44,549,782	$44,480,162
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$439,371	$463,237
Current portion of long-term debt	831,500	35,137
Accounts payable and accrued liabilities	1,696,048	1,822,166
Settlement processing obligations	1,448,335	1,258,806
Total current liabilities	4,415,254	3,579,346
Long-term debt	8,436,962	9,090,364
Deferred income taxes	2,966,020	3,145,641
Other noncurrent liabilities	767,704	609,822
Total liabilities	16,585,940	16,425,173
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at September 30, 2020 and December 31, 2019; 299,286,847 issued and outstanding at September 30, 2020 and 300,225,590 issued and outstanding at December 31, 2019	—	—
Paid-in capital	25,620,599	25,833,307
Retained earnings	2,476,962	2,333,011
Accumulated other comprehensive loss	(351,904)	(310,571)
Total Global Payments shareholders’ equity	27,745,657	27,855,747
Noncontrolling interests	218,185	199,242
Total equity	27,963,842	28,054,989
Total liabilities and equity	$44,549,782	$44,480,162

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income	$420,282	$354,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	265,738	132,043
Amortization of acquired intangibles	941,654	345,455
Amortization of capitalized contract costs	57,888	47,778
Share-based compensation expense	105,081	55,791
Provision for operating losses and bad debts	98,967	34,877
Noncash lease expense	73,493	29,135
Deferred income taxes	(118,466)	(42,990)
Equity in income of equity investments, net of tax	(60,682)	—
Other, net	(13,584)	(22,469)
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	23,352	(80,709)
Settlement processing assets and obligations, net	155,385	623,985
Prepaid expenses and other assets	(240,804)	(148,421)
Accounts payable and other liabilities	(163,544)	19,940
Net cash provided by operating activities	1,544,760	1,349,389
Cash flows from investing activities:
Acquisitions, net of cash acquired	(77,180)	(334,383)
Capital expenditures	(329,413)	(201,017)
Other, net	11,575	29,112
Net cash used in investing activities	(395,018)	(506,288)
Cash flows from financing activities:
Net repayments of settlement lines of credit	(31,069)	(144,473)
Proceeds from long-term debt	1,868,199	6,704,838
Repayments of long-term debt	(1,829,637)	(6,097,229)
Payments of debt issuance costs	(8,075)	(32,637)
Repurchases of common stock	(421,162)	(233,995)
Proceeds from stock issued under share-based compensation plans	51,055	22,008
Common stock repurchased - share-based compensation plans	(41,966)	(49,037)
Distributions to noncontrolling interests	(6,955)	(31,632)
Preacquisition dividends paid to former TSYS shareholders	—	(23,240)
Dividends paid	(175,025)	(4,727)
Net cash (used in) provided by financing activities	(594,635)	109,876
Effect of exchange rate changes on cash	(12,558)	(36,239)
Increase in cash and cash equivalents	542,549	916,738
Cash and cash equivalents, beginning of the period	1,678,273	1,210,878
Cash and cash equivalents, end of the period	$2,220,822	$2,127,616

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2020	299,244	$25,570,582	$2,314,423	$(459,146)	$27,425,859	$207,130	$27,632,989
Net income			220,971		220,971	9,259	230,230
Other comprehensive income				107,242	107,242	8,751	115,993
Stock issued under share-based compensation plans	50	8,423			8,423		8,423
Common stock repurchased - share-based compensation plans	(7)	(682)			(682)		(682)
Share-based compensation expense		42,276			42,276		42,276
Distributions to noncontrolling interest					—	(6,955)	(6,955)
Cash dividends declared ($0.195 per share)			(58,432)		(58,432)		(58,432)
Balance at September 30, 2020	299,287	$25,620,599	$2,476,962	$(351,904)	$27,745,657	$218,185	$27,963,842

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	156,675	$2,126,065	$2,204,445	$(339,906)	$3,990,604	$184,512	$4,175,116
Net income			95,044		95,044	10,687	105,731
Other comprehensive loss				(88,161)	(88,161)	(8,720)	(96,881)
Stock issued under share-based compensation plans	141	9,057			9,057		9,057
Common stock repurchased - share-based compensation plans	(180)	(29,584)			(29,584)		(29,584)
Share-based compensation expense		27,877			27,877		27,877
Issuance of common stock in connection with a business combination	143,909	23,771,389			23,771,389		23,771,389
Distributions to noncontrolling interest					—	(5,395)	(5,395)
Cash dividends declared ($0.01 per share)			(1,592)		(1,592)		(1,592)
Balance at September 30, 2019	300,545	$25,904,804	$2,297,897	$(428,067)	$27,774,634	$181,084	$27,955,718

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	300,226	$25,833,307	$2,333,011	$(310,571)	$27,855,747	$199,242	$28,054,989
Cumulative effect of adoption of new accounting standard			(5,379)		(5,379)		(5,379)
Net income			401,876		401,876	18,406	420,282
Other comprehensive (loss) income				(41,333)	(41,333)	7,492	(33,841)
Stock issued under share-based compensation plans	1,495	51,055			51,055		51,055
Common stock repurchased - share-based compensation plans	(339)	(42,403)			(42,403)		(42,403)
Share-based compensation expense		105,081			105,081		105,081
Distributions to noncontrolling interest					—	(6,955)	(6,955)
Repurchase of common stock	(2,095)	(326,441)	(77,521)		(403,962)		(403,962)
Dividends paid ($0.585 per share)			(175,025)		(175,025)		(175,025)
Balance at September 30, 2020	299,287	$25,620,599	$2,476,962	$(351,904)	$27,745,657	$218,185	$27,963,842

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	157,962	$2,235,167	$2,066,415	$(310,175)	$3,991,407	$194,936	$4,186,343
Net income			327,842		327,842	27,132	354,974
Other comprehensive loss				(117,892)	(117,892)	(9,352)	(127,244)
Stock issued under share-based compensation plans	750	22,008			22,008		22,008
Common stock repurchased - share-based compensation plans	(268)	(41,190)			(41,190)		(41,190)
Share-based compensation expense		55,791			55,791		55,791
Issuance of common stock in connection with a business combination	143,909	23,771,389			23,771,389		23,771,389
Distributions to noncontrolling interest					—	(31,632)	(31,632)
Repurchase of common stock	(1,808)	(138,361)	(91,633)		(229,994)		(229,994)
Dividends paid ($0.03 per share)			(4,727)		(4,727)		(4,727)
Balance at September 30, 2019	300,545	$25,904,804	$2,297,897	$(428,067)	$27,774,634	$181,084	$27,955,718

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation

We are a leading pure play payments technology company delivering innovative software and services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions, which are described in "Note 12—Segment Information." Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

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

COVID-19 Update

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. The pandemic continues to cause major disruptions to businesses and markets worldwide as the virus spreads or has a resurgence in certain jurisdictions. A number of countries as well as many states and cities within the United States have implemented measures in an effort to contain the virus, including physical distancing, travel restrictions, border closures, limitations on public gatherings, work from home and closure of or restrictions on nonessential businesses. The effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, the future magnitude, duration and effects of the COVID-19 pandemic are difficult to predict at this time, and the ultimate effect could result in additional charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses. These unaudited consolidated financial statements reflect the financial statement effects of COVID-19 based upon management’s estimates and assumptions utilizing the most currently available information.

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
As of September 30, 2020, the total allowance for credit losses was approximately $36.9 million. Financial assets are presented net of the allowance for credit losses in the consolidated balance sheets. The measurement of the allowance for credit losses is recognized through credit loss expense. Depending on the nature of the underlying asset, credit loss expense is included as a component of cost of service or selling, general and administrative expense in the consolidated statements of income. Write-offs are recorded in the period in which the asset is deemed to be uncollectible. Recoveries are recorded when received as a direct credit to the credit loss expense in the consolidated statements of income. Prior to the adoption of ASU 2016-13, credit losses on these financial instruments were recognized when an occurrence was deemed to be probable.
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

ASU 2020-04—In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and which are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are evaluating the effect of ASU 2020-04 on our consolidated financial statements.

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

	Provisional Amounts at December 31, 2019	Measurement-Period Adjustments	Final Amounts at September 30, 2020

	(in thousands)

Cash and cash equivalents	$446,009	$—	$446,009
Accounts receivable	442,848	(2,660)	440,188
Identified intangible assets	10,980,000	978	10,980,978
Property and equipment	644,084	(978)	643,106
Other assets	1,474,825	(2,969)	1,471,856
Accounts payable and accrued liabilities	(614,060)	(11,899)	(625,959)
Debt	(3,295,342)	4,787	(3,290,555)
Deferred income tax liabilities	(2,687,849)	52,598	(2,635,251)
Other liabilities	(314,415)	(173)	(314,588)
Total identifiable net assets	7,076,100	39,684	7,115,784
Goodwill	17,398,853	(39,684)	17,359,169
Total purchase consideration	$24,474,953	$—	$24,474,953

During the nine months ended September 30, 2020, we made measurement-period adjustments, as shown in the table above, that decreased the amount of provisional goodwill by $39.7 million. The decrease in deferred income tax liabilities for the nine months ended September 30, 2020 primarily relates to a refined analysis of the outside bases of partnerships. The effects of the measurement-period adjustments on our consolidated statements of income for the three and nine months ended September 30, 2020 were not material.

As of September 30, 2020, goodwill arising from the acquisition of $17.4 billion was included in our reportable segments as follows: $7.1 billion in the Merchant Solutions segment, $7.9 billion in the Issuer Solutions segment and $2.4 billion in the

Business and Consumer Solutions segment. Goodwill was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining the acquired business into our existing business. Substantially all of the goodwill from this acquisition is not deductible for income tax purposes.

The following unaudited pro forma information shows the results of our operations for the three and nine months ended September 30, 2019 as if the Merger had occurred on January 1, 2018. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Merger had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of TSYS. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Global Payments and TSYS.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Actual	Pro Forma	Actual	Pro Forma

	(in thousands)

Total revenues	$1,105,941	$1,993,089	$2,924,131	$5,866,522
Net income attributable to Global Payments	$95,044	$219,010	$327,842	$614,317

For the three and nine months ended September 30, 2020, the acquired operations of TSYS contributed $1,067.2 million and $3,119.2 million, respectively, to our consolidated revenues and $165.8 million and $385.1 million, respectively, to our consolidated operating income.

At September 30, 2020, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $26.3 million for employee termination benefits resulting from Merger-related integration activities. During the three months ended September 30, 2020, we recognized charges for employee termination benefits of $8.1 million, which included $1.9 million of share-based compensation expense. During the nine months ended September 30, 2020, we recognized charges for employee termination benefits of $49.8 million, which included $6.1 million of share-based compensation expense. As of September 30, 2020, the cumulative amount of recognized charges for employee termination benefits resulting from Merger-related integration activities was $106.9 million, which included $23.4 million of share-based compensation expense. These charges are recorded within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. New obligations may arise and related expenses may be incurred as Merger-related integration activities continue over the next 12 months.

NOTE 3—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,039,039	$370,938	$204,106	$(15,097)	$1,598,986
Europe	154,262	113,907	—	—	268,169
Asia Pacific	50,660	2,564	—	(2,564)	50,660
	$1,243,961	$487,409	$204,106	$(17,661)	$1,917,815

	Three months ended September 30, 2019
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$786,659	$55,091	$27,896	$(2,310)	$867,336
Europe	159,592	20,321	—	—	179,913
Asia Pacific	58,692	216	—	(216)	58,692
	$1,004,943	$75,628	$27,896	$(2,526)	$1,105,941

	Nine Months Ended September 30, 2020
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$2,926,472	$1,127,832	$624,774	$(47,558)	$4,631,520
Europe	392,721	327,532	—	—	720,253
Asia Pacific	141,592	5,832	—	(5,832)	141,592
	$3,460,785	$1,461,196	$624,774	$(53,390)	$5,493,365

	Nine Months Ended September 30, 2019
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$2,181,000	$55,092	$27,896	$(2,311)	$2,261,677
Europe	452,317	30,814	—	—	483,131
Asia Pacific	179,323	216	—	(216)	179,323
	$2,812,640	$86,122	$27,896	$(2,527)	$2,924,131

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

	(in thousands)

Relationship-led	$709,749	$538,112	$1,934,265	$1,499,393
Technology-enabled	534,212	466,831	1,526,520	1,313,247
	$1,243,961	$1,004,943	$3,460,785	$2,812,640

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three and nine months ended September 30, 2020 and 2019, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of September 30, 2020 and December 31, 2019 was as follows:

	Balance Sheet Location	September 30, 2020	December 31, 2019

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$243,489	$226,945
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$72,114	$38,150

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$206,299	$193,405
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$43,714	$35,272

Net contract assets were not material at September 30, 2020 or at December 31, 2019. Revenue recognized for the three months ended September 30, 2020 and 2019 from contract liability balances at the beginning of each period was $69.7 million and $52.0 million. Revenue recognized for the nine months ended September 30, 2020 and 2019 from contract liability balances at the beginning of each period was $195.3 million and $122.7 million.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2020. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year ending December 31,

2020	$251,524
2021	879,620
2022	688,039
2023	479,540
2024	308,718
2025	225,624
2026 and thereafter	456,896
Total	$3,289,960

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2020 and December 31, 2019, goodwill and other intangible assets consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)

Goodwill	$23,745,340	$23,759,740
Other intangible assets:
Customer-related intangible assets	$9,231,143	$9,238,728
Acquired technologies	2,743,679	2,732,218
Contract-based intangible assets	1,976,577	1,974,429
Trademarks and trade names	1,238,495	1,239,471
	15,189,894	15,184,846
Less accumulated amortization:
Customer-related intangible assets	1,729,192	1,225,785
Acquired technologies	852,219	576,928
Contract-based intangible assets	109,833	82,225
Trademarks and trade names	246,970	145,253
	2,938,214	2,030,191
	$12,251,680	$13,154,655

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the nine months ended September 30, 2020:

	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Total

	(in thousands)

Balance at December 31, 2019	$13,415,352	$7,985,731	$2,358,657	$23,759,740
Goodwill acquired	23,000	—	—	23,000
Effect of foreign currency translation	4,264	(1,980)	—	2,284
Measurement-period adjustments	(3,875)	(42,298)	6,489	(39,684)
Balance at September 30, 2020	$13,438,741	$7,941,453	$2,365,146	$23,745,340

There were no accumulated impairment losses for goodwill as of September 30, 2020 or December 31, 2019.

NOTE 5 - OTHER ASSETS

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("Visa Europe"). On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe and we received consideration in the form of cash and Series B and C convertible preferred shares of Visa. We assigned the preferred shares received a value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate and the estimation uncertainty associated with those factors. Based on the outcome of any current or potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares we receive could be as low as zero.

The Series B and C convertible preferred shares become convertible in stages based on developments in the litigation and become fully convertible no later than 2028 (subject to a holdback to cover any then pending claims). On September 24, 2020, in connection with the first mandatory release assessment, a portion of the Series B and C convertible preferred shares were converted by Visa. We recognized a gain of $27.3 million reported in interest and other income in our consolidated statements of income for the three and nine months ended September 30, 2020 based on the fair value of the shares received. The shares were recorded at fair value within prepaid expenses and other current assets in our consolidated balance sheet at September 30, 2020, and subsequently sold in October. As of September 30, 2020, the remaining Series B and C convertible preferred shares continue to be carried at an assigned value of zero based on the aforementioned factors.

NOTE 6—LONG-TERM DEBT AND LINES OF CREDIT

As of September 30, 2020 and December 31, 2019, long-term debt consisted of the following:

	September 30, 2020	December 31, 2019

	(in thousands)

3.800% senior notes due April 1, 2021	$754,398	$760,996
3.750% senior notes due June 1, 2023	563,526	567,330
4.000% senior notes due June 1, 2023	567,578	572,522
2.650% senior notes due February 15, 2025	992,688	991,423
4.800% senior notes due April 1, 2026	812,149	820,623
4.450% senior notes due June 1, 2028	483,687	486,982
3.200% senior notes due August 15, 2029	1,236,029	1,234,843
2.900% senior notes due May 15, 2030	988,664	—
4.150% senior notes due August 15, 2049	739,699	739,431
Unsecured term loan facility	1,984,858	1,981,758
Unsecured revolving credit facility	—	903,000
Finance lease liabilities	65,142	32,996
Other borrowings	80,044	33,597
Total long-term debt	9,268,462	9,125,501
Less current portion	831,500	35,137
Long-term debt, excluding current portion	$8,436,962	$9,090,364

The carrying amounts of our senior notes and term loans in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At September 30, 2020, unamortized discount on senior notes was $8.7 million, and unamortized debt issuance costs on senior notes and the unsecured term loan facility were $49.4 million. Unamortized debt issuance costs on our senior notes and unsecured term loans at December 31, 2019 were $46.6 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At September 30, 2020, unamortized debt issuance costs on the unsecured revolving credit facility were $14.7 million, and, at December 31, 2019, unamortized debt issuance costs on the unsecured revolving credit facility were $17.6 million. The amortization of debt discounts and debt issuance costs is recognized as an increase to interest expense over the terms of the respective debt instruments. Amortization of discounts and debt issuance costs for the three and nine months ended September 30, 2020 was $3.1 million and $8.9 million, respectively. Amortization of discounts and debt issuance costs for the three and nine months ended September 30, 2019 was $3.1 million and $9.2 million, respectively.

At September 30, 2020, future maturities of long-term debt (excluding finance lease liabilities) were as follows by year (in thousands):

Year ending December 31,

2020	$20,474
2021	801,167
2022	58,403
2023	1,300,000
2024	1,750,000
2025	1,000,000
2026 and thereafter	4,200,000
Total	$9,130,044

Senior Unsecured Notes

We have $7.1 billion in aggregate principal amount of senior unsecured notes, as presented in the table above. Interest on the senior notes is payable semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture. The difference between the acquisition fair value and face value of senior notes assumed in the Merger is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $9.0 million and $27.1 million, respectively, for the three and nine months ended September 30, 2020.

On May 15, 2020, we issued $1.0 billion in aggregate principal amount of 2.900% senior unsecured notes due May 2030 and received proceeds of $996.7 million. We incurred debt issuance costs of approximately $8.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at September 30, 2020. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes.

As of September 30, 2020, our senior notes had a total carrying amount of $7.1 billion and an estimated fair value of $7.7 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The fair value of other long-term debt approximated its carrying amount at September 30, 2020.

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

Borrowings under the term loan facility were made in U.S. dollars and borrowings under the revolving credit facility are available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to specific conditions, certain other currencies at our option. Borrowings in U.S. dollars and certain other LIBOR quoted currencies will bear interest, at our option, at a rate equal to either (1) the rate (adjusted for any statutory reserve requirements for eurocurrency liabilities) for eurodollar deposits in the London interbank market, (2) a floating rate of interest set forth on the applicable LIBOR screen page designated by Bank of America, N.A. or (3) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America as its "prime rate" or (c) LIBOR plus 1.0%, in each case, plus an applicable margin.

As of September 30, 2020, the interest rate on the term loan facility was 1.52%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the revolving credit facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating. Beginning on December 31, 2022, and at the end of each quarter thereafter, the term loan facility must be repaid in quarterly installments in the amount of 2.50% of original principal through the maturity date with the remaining principal balance due upon maturity in September 2024. The revolving credit facility also matures in September 2024.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of September 30, 2020, the total available commitments under the revolving credit facility were $2.1 billion and there were no outstanding borrowings.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of September 30, 2020, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of September 30, 2020.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of September 30, 2020, a total of $58.5 million of cash on deposit was used to determine the available credit.

As of September 30, 2020 and December 31, 2019, we had $439.4 million and $463.2 million, respectively, outstanding under these lines of credit with additional capacity to fund settlement of $1,387.3 million as of September 30, 2020. During the three months ended September 30, 2020, the maximum and average outstanding balances under these lines of credit were $560.7 million and $324.6 million, respectively. The weighted-average interest rate on these borrowings was 2.05% and 3.16% at September 30, 2020 and December 31, 2019, respectively.

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

The table below presents information about our derivative financial instruments, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at September 30, 2020	Range of Maturity Dates at September 30, 2020	September 30, 2020	December 31, 2019

				(in thousands)

Interest rate swaps (Notional of $250 million at December 31, 2019)	Prepaid expenses and other current assets	NA	NA	$—	$472
Interest rate swaps (Notional of $300 million at September 30, 2020)	Accounts payable and accrued liabilities	1.91%	March 31, 2021	$2,662	$—
Interest rate swaps (Notional of $1.55 billion at September 30, 2020 and $1.55 billion at December 31, 2019)	Other noncurrent liabilities	2.73%	December 31, 2022	$74,102	$45,604

NA = not applicable.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$194	$(40,265)	$(53,332)	$(96,997)
Net unrealized losses (gains) reclassified out of other comprehensive income (loss) to interest expense	$11,133	$1,193	$25,786	$(1,530)

As of September 30, 2020, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $40.9 million.

Interest Expense

Interest expense was $82.1 million and $96.0 million for the three months ended September 30, 2020 and 2019, respectively, and $244.3 million and $221.0 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 7—INCOME TAX

Our effective income tax rates for the three and nine months ended September 30, 2020 were 18.0% and 14.1%, respectively. Our effective income tax rate for the three months ended September 30, 2020 differed from the U.S. statutory rate primarily due to tax credits, foreign interest income not subject to tax, the foreign-derived intangible income deduction, changes in uncertain tax positions and the tax effect of the U.K. statutory income tax rate change that took effect during the quarter. Our effective income tax rate for the nine months ended September 30, 2020 differed from the U.S. statutory rate primarily due to tax credits, foreign interest income not subject to tax, the foreign-derived intangible income deduction and excess tax benefits of share-based awards.

Our effective income tax rate for the three months ended September 30, 2019 was a benefit of 18.7%, and our effective income tax rate for the nine months ended September 30, 2019 was 10.1%. Our effective income tax rates for those periods differed from the U.S. statutory rate primarily due to the reduction of our U.S. deferred tax liability resulting from the effects of the Merger on the apportionment of income among states, excess tax benefits of share-based awards, the U.S. tax benefits associated with income derived from foreign sources and the benefits related to the effective settlement of uncertain tax positions.

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

NOTE 8—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the three months ended September 30, 2020 and 2019, there were no repurchases. During the nine months ended September 30, 2020 and 2019, we repurchased and retired 2,094,731 and 1,808,398 shares of our common stock at a cost, including commissions, of $404.0 million and $230.0 million, or $192.85 per share and $127.18 per share, respectively.

On October 28, 2020, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.25 billion. As of September 30, 2020, the amount that may yet be purchased under our share repurchase program was $880.0 million.

On October 28, 2020, our board of directors declared a dividend of $0.195 per share payable on December 31, 2020 to common shareholders of record as of December 17, 2020.

NOTE 9—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

	(in thousands)

Share-based compensation expense	$42,276	$27,877	$105,081	$55,791
Income tax benefit	$9,123	$4,396	$23,338	$10,633

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the nine months ended September 30, 2020:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2019	1,844	$149.96
Granted	601	185.71
Vested	(652)	119.62
Forfeited	(51)	169.02
Unvested at September 30, 2020	1,742	$173.10

The total fair value of restricted stock and performance awards vested during the nine months ended September 30, 2020 and September 30, 2019 was $77.9 million and $35.3 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $38.9 million and $20.2 million during the three months ended September 30, 2020 and 2019, respectively, and $94.9 million and $45.0 million during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there were $187.7 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 2.1 years.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2019	1,755	$74.06	6.5	$190.3
Granted	124	200.42
Forfeited	(2)	113.48
Exercised	(506)	60.18
Outstanding at September 30, 2020	1,371	$90.64	6.4	$122.0

Options vested and exercisable at September 30, 2020	974	$69.50	5.6	$105.3

We recognized compensation expense for stock options of $2.4 million and $7.0 million during the three months ended September 30, 2020 and 2019, respectively, and $6.5 million and $8.6 million for the nine months ended September 30, 2020 and 2019, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $69.8 million and $22.9 million, respectively. As of September 30, 2020, we had $10.5 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.8 years.

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $54.85 and $39.60, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2020	September 30, 2019

Risk-free interest rate	1.24%	1.72%
Expected volatility	30%	31%
Dividend yield	0.39%	0.04%
Expected term (years)	5	5

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

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three and nine months ended September 30, 2020 excluded approximately 124,888 shares, related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. There were no such shares for the three and nine months ended September 30, 2019.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

	(in thousands)

Basic weighted-average number of shares outstanding	299,255	177,039	299,261	163,846
Plus: Dilutive effect of stock options and other share-based awards	1,236	504	1,264	485
Diluted weighted-average number of shares outstanding	300,491	177,543	300,525	164,331

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three and nine months ended September 30, 2020 and 2019:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at June 30, 2020	$(361,133)	$(98,903)	$890	$(459,146)
Other comprehensive income (loss)	102,058	8,715	(3,531)	107,242
Balance at September 30, 2020	$(259,075)	$(90,188)	$(2,641)	$(351,904)

Balance at June 30, 2019	$(289,194)	$(47,313)	$(3,399)	$(339,906)
Other comprehensive (loss) income	(58,415)	(29,783)	37	(88,161)
Balance at September 30, 2019	$(347,609)	$(77,096)	$(3,362)	$(428,067)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was income of $8.8 million and a loss of $8.7 million for the three months ended September 30, 2020 and 2019, respectively.

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2019	$(241,899)	$(69,319)	$647	$(310,571)
Other comprehensive loss	(17,176)	(20,869)	(3,288)	(41,333)
Balance at September 30, 2020	$(259,075)	$(90,188)	$(2,641)	$(351,904)

Balance at December 31, 2018	$(304,274)	$(2,374)	$(3,527)	$(310,175)
Other comprehensive (loss) income	(43,335)	(74,722)	165	(117,892)
Balance at September 30, 2019	$(347,609)	$(77,096)	$(3,362)	$(428,067)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was income of $7.5 million and a loss of $9.4 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 12—SEGMENT INFORMATION

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

In connection with an organizational realignment implemented during the fourth quarter of 2019, the presentation of segment information for the three and nine months ended September 30, 2019 has been recast to align with the current segment presentation. Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization was as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

	(in thousands)

Revenues(1):
Merchant Solutions	$1,243,961	$1,004,943	$3,460,785	$2,812,640
Issuer Solutions	487,409	75,628	1,461,196	86,122
Business and Consumer Solutions	204,106	27,896	624,774	27,896
Intersegment eliminations	(17,661)	(2,526)	(53,390)	(2,527)
Consolidated revenues	$1,917,815	$1,105,941	$5,493,365	$2,924,131

Operating income (loss)(1)(2):
Merchant Solutions	$344,981	$318,786	$824,212	$840,326
Issuer Solutions	70,800	5,885	188,131	12,920
Business and Consumer Solutions	31,052	3,365	110,358	3,365
Corporate	(156,414)	(153,999)	(480,730)	(261,356)
Consolidated operating income	$290,419	$174,037	$641,971	$595,255

Depreciation and amortization(1):
Merchant Solutions	$238,946	$156,016	$708,808	$447,315
Issuer Solutions	137,965	21,341	410,955	21,687
Business and Consumer Solutions	23,957	5,200	71,712	5,200
Corporate	6,031	1,189	15,917	3,296
Consolidated depreciation and amortization	$406,899	$183,746	$1,207,392	$477,498

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective acquisition dates. For further discussion of our acquisitions, see "Note 2—Acquisitions."

(2) Operating loss for Corporate included acquisition and integration expenses of $57.6 million and $86.9 million during the three months ended September 30, 2020 and 2019, respectively. Operating loss for Corporate included acquisition and integration expense of $208.0 million and $98.0 million during the nine months ended September 30, 2020 and 2019, respectively. Operating income for our Merchant Solutions segment reflected the effect of acquisition and integration expenses of $13.9 million for the three months ended September 30, 2019 and $5.7 million and $22.3 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at September 30, 2020 for purchase obligations were as follows (in thousands):

Year ending December 31:
2020	$88,681
2021	244,527
2022	173,492
2023	105,742
2024	77,957
2025	99,183
2026 and thereafter	527,427
Total future minimum payments	$1,317,009

During the nine months ended September 30, 2020, we entered into a new agreement to acquire software and related services, of which $97.6 million was financed utilizing a two-year vendor financing arrangement.

Legal Matters

On September 23, 2019, a jury in the Superior Court of Dekalb County Georgia, awarded Frontline Processing Corp. ("Frontline") $135.2 million in damages, costs and attorney's fees (plus interest) following a trial of a breach of contract dispute between Frontline and Global Payments, wherein Frontline alleged that Global Payments violated provisions of the parties' Referral Agreement and Master Services Agreement. The Superior Court entered a final judgment on the verdict in favor of Frontline on September 30, 2019. We believe the jury verdict is in error and Frontline’s case is completely without merit, and we have appealed the decision to the Georgia Court of Appeals. Our appeal is pending. While it is reasonably possible that we will incur some loss between zero and the judgment amount plus interest, we have determined that it is not probable that Global Payments has incurred a loss under the applicable accounting standard (ASC Topic 450, Contingencies) as of September 30, 2020. As a result, we have not recorded a liability on the consolidated balance sheet with respect to this litigation.

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

COVID-19 Update
In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. This outbreak has caused and may continue to cause significant disruptions to businesses and markets worldwide as the virus continues to spread or has a resurgence in certain jurisdictions. We continue to closely monitor the effects of the COVID-19 pandemic; however, the effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on future global economic conditions remains uncertain. We are continuing to operate normally worldwide, and, at this time, we do not anticipate any significant operational effects as a result of the pandemic.

Starting in mid-March, the COVID-19 pandemic began to significantly affect our financial results as governments took actions to encourage social distancing and implemented shelter-in-place directives. As certain state and local governments in the United States and abroad began to gradually ease restrictions during the summer months, and certain businesses reopened, we saw improvement in our financial results and positive trends throughout the latter half of the second quarter and continuing through the third quarter. It is possible that certain state or local authorities in the United States or governments abroad may re-impose restrictions and closures in response to a resurgence or another wave of the pandemic through the fall and winter. We expect that the COVID-19 pandemic will continue to have an adverse effect on our revenues and earnings for the remainder of 2020, although the magnitude, duration and ultimate effects of the COVID-19 pandemic are not possible to predict at this time. We have implemented cost-saving actions, such as reductions in employee compensation costs and discretionary spending, to help mitigate the financial effects of the COVID-19 pandemic. We also took actions to preserve our available capital and provide financial flexibility, including temporarily suspending our share repurchase program during the second and third quarters and reducing our planned capital investments in the business, as well as the cost-savings actions previously noted. As we continue to see the economy slowly recover from the early effects of the pandemic, we continue to expect our capital expenditures for the year to be below our initial expectations.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results related to the effects of the COVID-19 pandemic, see the section entitled "Risk Factors" in Item 1A in this Quarterly Report on Form 10-Q.

Financial Highlights

Highlights related to our financial condition at September 30, 2020 and results of operations for the three and nine months then ended include the following:

•Consolidated revenues for the three and nine months ended September 30, 2020 increased to $1,917.8 million and $5,493.4 million, respectively, compared to $1,105.9 million and $2,924.1 million for the prior-year periods primarily due to additional revenues from the acquired operations of TSYS, partially offset by the unfavorable effects of COVID-19 on our revenues. Revenues from the acquired operations of TSYS were $1,067.2 million and $3,119.2 million for the three and nine months ended September 30, 2020, respectively, and $147.5 million for the three and nine months ended September 30, 2019.

•Consolidated operating income for the three and nine months ended September 30, 2020 increased to $290.4 million and $642.0 million, respectively, compared to $174.0 million and $595.3 million for the prior-year periods due to additional income from the acquired operations of TSYS. Operating margin for the three and nine months ended September 30, 2020 was 15.1% and 11.7%, respectively, compared to 15.7% and 20.4% for the prior-year periods. Consolidated operating income and operating margins were negatively affected by the unfavorable effects of COVID-19 on our revenues for the three and nine months ended September 30, 2020, and an increase in acquisition and integration expenses, primarily due to the Merger, for the nine months ended September 30, 2020. However, we saw improvement in our financial results and positive trends throughout the latter half of the second quarter and continuing through the third quarter as a result of the continued recovery across our markets and reductions in costs due to actions we took in response to the pandemic.

•Net income attributable to Global Payments for the three and nine months ended September 30, 2020 increased to $221.0 million and $401.9 million, respectively, compared to $95.0 million and $327.8 million for the prior-year periods, reflecting the change in operating income and additional equity in income of equity method investments, partially offset by an increase in income tax expense.

•Diluted earnings per share for the three and nine months ended September 30, 2020 was $0.74 and $1.34, respectively, compared to $0.54 and $2.00 for the prior-year periods. Diluted earnings per share for the three and nine months ended September 30, 2020 reflects the additional income from the acquired operations of TSYS. Additionally, diluted earnings per share for the three and nine months ended September 30, 2020 reflects an increase in the weighted-average number of shares outstanding as a result of issuing common shares as purchase consideration in the Merger.

Results of Operations

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. We evaluate performance and allocate resources based on the operating income of each operating segment. In connection with an organizational realignment implemented after the Merger in the fourth quarter of 2019, the presentation of segment information for the three and nine months ended September 30, 2019 has been recast to align with the segment presentation for the three and nine months ended September 30, 2020. For further information about our reportable segments, see "Item 1. Business—Business Segments" within our Annual Report on Form 10-K for the year ended December 31, 2019, incorporated herein by reference, and "Note 12—Segment Information" in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the three months ended September 30, 2020 and 2019, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended September 30, 2020 and 2019 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Three Months Ended September 30, 2020	% of Revenues(1)	Three Months Ended September 30, 2019	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$1,243,961	64.9%	$1,004,943	90.9%	$239,018	23.8%
Issuer Solutions	487,409	25.4%	75,628	6.8%	411,781	NM
Business and Consumer Solutions	204,106	10.6%	27,896	2.5%	176,210	NM
Intersegment eliminations	(17,661)	(0.9)%	(2,526)	(0.2)%	(15,135)	NM
Consolidated revenues	$1,917,815	100.0%	$1,105,941	100.0%	$811,874	73.4%

Consolidated operating expenses(2):
Cost of service	$900,921	47.0%	$427,720	38.7%	$473,201	110.6%
Selling, general and administrative	726,475	37.9%	504,184	45.6%	222,291	44.1%
Operating expenses	$1,627,396	84.9%	$931,904	84.3%	$695,492	74.6%

Operating income (loss)(2):
Merchant Solutions	$344,981	18.0%	$318,786	28.8%	$26,195	8.2%
Issuer Solutions	70,800	3.7%	5,885	0.5%	64,915	NM
Business and Consumer Solutions	31,052	1.6%	3,365	0.3%	27,687	NM
Corporate(3)	(156,414)	(8.2)%	(153,999)	(13.9)%	(2,415)	(1.6)%
Operating income	$290,419	15.1%	$174,037	15.7%	$116,382	66.9%

Operating margin(2):
Merchant Solutions	27.7%		31.7%		(4.0)%
Issuer Solutions	14.5%		NM		NM
Business and Consumer Solutions	15.2%		NM		NM

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

(3) During the three months ended September 30, 2019, operating income for our Merchant Solutions segment reflected the effect of acquisition and integration expenses of $13.9 million. Operating loss for Corporate included acquisition and integration expenses of $57.6 million and $86.9 million during the three months ended September 30, 2020 and 2019, respectively.

The following table sets forth key selected financial data for the nine months ended September 30, 2020 and 2019, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the nine months ended September 30, 2020 and 2019 are derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Nine Months Ended September 30, 2020	% of Revenues(1)	Nine Months Ended September 30, 2019	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues(2):
Merchant Solutions	$3,460,785	63.0%	$2,812,640	96.2%	$648,145	23.0%
Issuer Solutions	1,461,196	26.6%	86,122	2.9%	1,375,074	NM
Business and Consumer Solutions	624,774	11.4%	27,896	1.0%	596,878	NM
Intersegment eliminations	(53,390)	(1.0)%	(2,527)	(0.1)%	(50,863)	NM
Consolidated revenues	$5,493,365	100.0%	$2,924,131	100.0%	$2,569,234	87.9%

Consolidated operating expenses(2):
Cost of service	$2,728,532	49.7%	$1,035,225	35.4%	$1,693,307	163.6%
Selling, general and administrative	2,122,862	38.6%	1,293,651	44.2%	829,211	64.1%
Operating expenses	$4,851,394	88.3%	$2,328,876	79.6%	$2,522,518	108.3%

Operating income (loss)(2):
Merchant Solutions	$824,212	15.0%	$840,326	15.3%	$(16,114)	(1.9)%
Issuer Solutions	188,131	3.4%	12,920	0.2%	175,211	NM
Business and Consumer Solutions	110,358	2.0%	3,365	0.1%	106,993	NM
Corporate(3)	(480,730)	(8.8)%	(261,356)	(4.8)%	(219,374)	(83.9)%
Operating income	$641,971	11.7%	$595,255	20.4%	$46,716	7.8%

Operating margin(2):
Merchant Solutions	23.8%		29.9%		(6.1)%
Issuer Solutions	12.9%		NM		NM
Business and Consumer Solutions	17.7%		NM		NM

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

(3) During the nine months ended September 30, 2020 and 2019, operating income for our Merchant Solutions segment reflected the effect of acquisition and integration expenses of $5.7 million and $22.3 million, respectively. Operating loss for Corporate included acquisition and integration expenses of $208.0 million and $98.0 million during the nine months ended September 30, 2020 and 2019, respectively.

Revenues

Consolidated revenues for the three and nine months ended September 30, 2020 increased by 73.4% and 87.9%, respectively, to $1,917.8 million and $5,493.4 million, compared to $1,105.9 million and $2,924.1 million for the prior-year periods, primarily due to additional revenues from the acquired operations of TSYS. Revenues from the acquired operations of TSYS were $1,067.2 million and $3,119.2 million for the three and nine months ended September 30, 2020, respectively, compared to $147.5 million for the prior-year periods. While COVID-19 continued to have unfavorable effects on our revenues as compared to the prior-year periods, we saw improvements throughout the latter half of the second quarter and continuing through the third quarter.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three and nine months ended September 30, 2020 increased by 23.8% and 23.0%, respectively, to $1,244.0 million and $3,460.8 million, compared to $1,004.9 million and $2,812.6 million for the prior-year periods, primarily due to additional revenues from the acquired operations of TSYS. We experienced significant revenue declines starting in mid-March related to COVID-19 due to a reduction in consumer spending and closures of certain of our merchant customer businesses throughout North America, Europe and Asia Pacific. We saw improvement in our financial results beginning in May, and continuing through the third quarter, as state and local governments in the United States and governments abroad began to gradually ease pandemic-related restrictions and consumer spending increased.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three and nine months ended September 30, 2020 were $487.4 million and $1,461.2 million, respectively, compared to $75.6 million and $86.1 million for the prior-year periods, primarily reflecting revenues from the acquired operations of TSYS. Starting in mid-March, we experienced revenue declines as a result of lower transaction volumes, particularly related to the processing of commercial cards as a result of COVID-19. We saw improvement in our financial results beginning in May, and continuing through the third quarter, as state and local governments in the United States and governments abroad began to gradually ease pandemic-related restrictions.

Business and Consumer Solutions Segment. Revenues from our Business and Consumer Solutions segment for the three and nine months ended September 30, 2020 were $204.1 million and $624.8 million, respectively, compared to $27.9 million for the prior-year periods, reflecting revenues from the acquired operations of TSYS. Our Business and Consumer Solutions segment experienced revenue declines starting in mid-March due to reduced consumer spending as a result of COVID-19; however, these declines were mitigated by revenues in the second quarter from our customers loading individual stimulus payments and supplementary unemployment insurance distributions resulting from the Coronavirus Aid, Relief and Economic Security Act. Additionally, we saw improvements in our financial results later in the second quarter, and continuing through the third quarter, from increases in consumer spending as state and local governments in the United States began to gradually ease restrictions.

Operating Expenses

Cost of Service. Cost of service for the three and nine months ended September 30, 2020 increased by 110.6% and 163.6%, respectively, to $900.9 million and $2,728.5 million, compared to $427.7 million and $1,035.2 million for the prior-year periods, primarily due to additional costs associated with the acquired operations of TSYS, including the amortization of acquired intangibles. Cost of service for the three and nine months ended September 30, 2020 reflects amortization of acquired intangibles of $313.4 million and $941.7 million, respectively, compared to $134.5 million and $345.5 million, respectively, for the prior-year periods. Cost of service as a percentage of revenues increased to 47.0% and 49.7%, respectively, for the three and nine months ended September 30, 2020, compared to 38.7% and 35.4% for the prior-year periods, primarily due to the increase in amortization of acquired intangibles.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three and nine months ended September 30, 2020 increased by 44.1% and 64.1%, respectively, to $726.5 million and $2,122.9 million, compared to

$504.2 million and $1,293.7 million for the prior-year periods. The increase in selling, general and administrative expenses for the three months ended September 30, 2020 compared to the prior year was primarily due to additional costs associated with the acquired operations of TSYS. Additionally, selling, general and administrative expenses included acquisition and integration expenses of $59.8 million compared to $90.5 million for the prior year. The increase in selling, general and administrative expenses for the nine months ended September 30, 2020 compared to the prior year was primarily due to additional costs associated with the acquired operations of TSYS. Additionally, selling, general and administrative expenses included acquisition and integration expenses of $213.6 million compared to $108.0 million for the prior year. Selling, general and administrative expenses as a percentage of revenues was 37.9% and 38.6%, respectively, for the three and nine months ended September 30, 2020, compared to 45.6% and 44.2% for the prior year.

Corporate. Corporate expenses for the three and nine months ended September 30, 2020 increased by $2.4 million and $219.4 million, respectively, to $156.4 million and $480.7 million, compared to $154.0 million and $261.4 million for the prior-year periods, primarily due to additional expenses associated with the acquired operations of TSYS and an increase in acquisition and integration expenses for the nine months ended September 30, 2020. During the three and nine months ended September 30, 2020, Corporate expenses included acquisition and integration expenses of $57.6 million and $208.0 million, respectively, compared to $86.9 million and $98.0 million, for the prior-year periods. During the three and nine months ended September 30, 2020, Corporate expenses included charges for employee termination benefits of $8.1 million and $49.8 million, respectively, which included $1.9 million and $6.1 million, respectively, of share-based compensation expense. We expect to incur additional charges over the next 12 months as Merger–related integration activities continue.

Operating Income and Operating Margin

Consolidated operating income for the three and nine months ended September 30, 2020 was $290.4 million and $642.0 million, respectively, compared to $174.0 million and $595.3 million for the prior-year periods. Operating margin for the three and nine months ended September 30, 2020 was 15.1% and 11.7%, respectively, compared to 15.7% and 20.4% for the prior-year periods. Consolidated operating income for the three and nine months ended September 30, 2020 includes income from the acquired operations of TSYS of $165.8 million and $385.1 million, respectively, compared to a loss of $11.1 million for the prior-year periods. Consolidated operating income for the three and nine months ended September 30, 2020 reflects an increase in amortization of acquired intangibles of $178.9 million and $596.2 million, respectively. Acquisition and integration expenses decreased by $44.1 million and increased by $93.4 million for the three and nine months ended September 30, 2020, respectively, compared to the prior-year periods. The unfavorable effects of COVID-19 on our revenues and incremental expenses directly related to COVID-19 also contributed to the decrease in consolidated operating income and operating margin compared to the prior year. However, we saw improvement in our financial results and positive trends throughout the latter half of the second quarter and continuing through the third quarter as a result of the continued recovery across our markets and reductions in costs due to actions we took in response to the pandemic.

Other Income/Expense, Net

Interest and other income for the three and nine months ended September 30, 2020 increased by $18.8 million and $14.9 million, respectively, to $30.0 million and $35.3 million, compared to the prior-year periods, primarily due to a gain of $27.3 million recorded in connection with the partial release and conversion of our Visa convertible preferred shares. See "Note 5—Other Assets" in the notes to the accompanying unaudited consolidated financial statements for further discussion of this transaction.

Interest and other expense for the three and nine months ended September 30, 2020 increased by $13.2 million and $37.6 million, respectively, to $83.0 million and $258.5 million, compared to the prior-year periods, as a result of the increase in our outstanding borrowings. Interest expense for the three and nine months ended September 30, 2019 included fees and charges of $25.5 million and $28.4 million, respectively, incurred in connection with financing activities related to the Merger. These fees and charges included fees associated with bridge financing and charges for the write-off of unamortized debt issuance costs related to borrowings under a credit facility extinguished prior to the completion of the Merger.

Income Tax Expense

Our effective income tax rate for the three months ended September 30, 2020 was 18.0%, and our effective income tax rate for the three months ended September 30, 2019 was a benefit of 18.7%. The increase in our effective tax rate for the three months ended September 30, 2020 from the prior-year period is primarily due to the effect of the discrete benefits in the prior year related to the Merger, principally the reduction of our U.S. deferred tax liability resulting from the effects of the Merger on the apportionment of income among states, and the effective settlement of uncertain tax positions. Our effective income tax rates for the nine months ended September 30, 2020 and 2019 were 14.1% and 10.1%, respectively. The increase in our effective tax rate for the nine months ended September 30, 2020 from the prior-year period is primarily due to the above noted prior year discrete items, partially offset by an increase in tax credits in the current year.

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

We believe that our current level of cash and borrowing capacity under our senior unsecured revolving credit facility, together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We have implemented measures to preserve liquidity in future periods, taking into account the potential effects of COVID-19, including the reduction of certain operating expenses, including compensation costs, other discretionary expenses and planned capital expenditures. We also temporarily suspended repurchases of our common stock during the second and third quarters. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future through the issuance of debt or equity or by other means.

At September 30, 2020, we had cash and cash equivalents totaling $2,220.8 million. Of this cash and cash equivalent amount, we considered $1,426.1 million to be available for general purposes, of which $29.0 million was undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $1,426.1 million did not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability that we record in customer deposits include amounts collected prior to remittance on our customers' behalf.

Operating activities provided net cash of $1,544.8 million and $1,349.4 million for the nine months ended September 30, 2020 and 2019, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, especially changes in settlement processing assets and obligations. Changes in settlement processing assets and obligations increased operating cash flows by $155.4 million during the nine months ended September 30, 2020 and increased operating cash flows by $624.0 million during the nine months ended September 30, 2019. The increase in cash flows from operating activities from the prior year was primarily due to the increase in earnings after the adjustment for certain noncash items, including amortization of acquired intangibles and depreciation and amortization of property and equipment. Cash flows from operations during the nine months ended September 30, 2019 also reflect the effect of settlement payments of $48.3 million related to interest rate swaps that we terminated upon the issuance of our senior unsecured notes.

We used net cash in investing activities of $395.0 million and $506.3 million during the nine months ended September 30, 2020 and 2019, respectively, primarily to fund acquisitions and capital expenditures. During the nine months ended September 30, 2020 and 2019, we used cash of $77.2 million and $334.4 million, respectively, for acquisitions.

We made capital expenditures of $329.4 million and $201.0 million during the nine months ended September 30, 2020 and 2019, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and continued consolidation and enhancement of our operating platforms. We will continue to make significant capital investments in the business, but we will do so at a reduced rate from our initial expectations prior to the pandemic.

Financing activities include borrowings and repayments under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, as well as cash distributions made to noncontrolling interests and our shareholders. Cash flows from financing activities used net cash of $594.6 million during the nine months ended September 30, 2020 and provided net cash of $109.9 million during the nine months ended September 30, 2019.

Proceeds from long-term debt were $1,868.2 million and $6,704.8 million for the nine months ended September 30, 2020 and 2019, respectively. Repayments of long-term debt were $1,829.6 million and $6,097.2 million for the nine months ended September 30, 2020 and 2019, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans. On May 15, 2020, we issued $1.0 billion in aggregate principle amount of senior unsecured notes. We used the net proceeds from this offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes.

For the nine months ended September 30, 2019, in connection with financing activities associated with the Merger, we received $2,993.9 million of proceeds from the issuance of senior unsecured notes and $2,868.0 million from our senior unsecured credit facility. We used these proceeds to repay TSYS's unsecured revolving credit facility, to refinance certain of our existing indebtedness, to fund cash payments made in lieu of fractional shares payable in accordance with the terms of the Merger and to pay transaction fees and costs related to the Merger.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the nine months ended September 30, 2020 and 2019, we had net repayments of settlement lines of credit of $31.1 million and net borrowings of settlement lines of credit of $144.5 million, respectively.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the nine months ended September 30, 2020 and 2019, we used $421.2 million and $234.0 million, respectively, to repurchase shares of our common stock. We temporarily suspended repurchases of our common stock during the second and third quarters. As of September 30, 2020, we had $880.0 million of share repurchase authority remaining under a share repurchase program authorized by the board of directors. Additionally, the board of directors increased our share purchase authorization to $1.25 billion on October 28, 2020.

We paid dividends to our common shareholders in the amounts of $175.0 million and $4.7 million during the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2019, we paid distributions to noncontrolling interest in the amount of $31.6 million, and we funded assumed dividends payable (declared by TSYS's board of directors prior to consummation of the Merger) to former TSYS shareholders in the amount of $23.2 million.

Long-Term Debt and Lines of Credit

Senior Unsecured Notes

We have $7.1 billion in aggregate principal amount of senior unsecured notes, which mature at various dates ranging from April 2021 to August 2049. Interest on the senior notes is payable semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

On May 15, 2020, we issued $1.0 billion in aggregate principal amount of 2.900% senior unsecured notes due May 2030 and received proceeds of $996.7 million. We incurred debt issuance costs of approximately $8.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at September 30, 2020. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes.

Senior Unsecured Credit Facilities

We have a term loan credit agreement ("Term Loan Credit Agreement") and a revolving credit agreement ("Unsecured Revolving Credit Agreement") in each case with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Term Loan Credit Agreement provides for a senior unsecured $2 billion term loan facility. The Unsecured Revolving Credit Agreement provides for a senior unsecured $3 billion revolving credit facility. Borrowings under the term loan facility were made in U.S. dollars and borrowings under the revolving credit facility are available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to specific conditions, certain other currencies at our option. Borrowings in U.S. dollars and certain other London Interbank Offered Rate ("LIBOR")-quoted currencies will bear interest, at our option, at a rate equal to either (1) the rate (adjusted for any statutory reserve requirements for eurocurrency liabilities) for eurodollar deposits in the London interbank market, (2) a floating rate of interest set forth on the applicable LIBOR screen page designated by Bank of America, N.A., or (3) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America, N.A., as its "prime rate" or (c) LIBOR plus 1.0%, in each case, plus an applicable margin. As of September 30, 2020, borrowings outstanding under the term loan facility were $2.0 billion and there were no borrowings outstanding under the revolving credit facility.

We continue to monitor developments related to the anticipated transition from LIBOR to an alternative benchmark reference rate, such as the Secured Overnight Financing Rate ("SOFR"), beginning January 1, 2022. Additionally, we maintain contact with our lenders and other stakeholders to evaluate the potential effects of these changes on our future financing activities.

As of September 30, 2020, the interest rate on the term loan facility was 1.52%. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the revolving credit facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating. Beginning on December 31, 2022, and at the end of each quarter thereafter, the Term Loan Facility must be repaid in quarterly installments in the amount of 2.50% of original principal through the maturity date with the remaining principal balance due upon maturity in September 2024. The revolving credit facility also matures in September 2024.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of September 30, 2020, the total available commitments under the revolving credit facility were $2.1 billion, and there were no outstanding borrowings under the facility.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of September 30, 2020, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of September 30, 2020.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of September 30, 2020, a total of $58.5 million of cash on deposit was used to determine the available credit.

As of September 30, 2020 and December 31, 2019, we had $439.4 million and $463.2 million, respectively, outstanding under these lines of credit with additional capacity to fund settlement of $1,387.3 million as of September 30, 2020. During the three months ended September 30, 2020, the maximum and average outstanding balances under these lines of credit were $560.7 million and $324.6 million, respectively. The weighted-average interest rate on these borrowings was 2.05% and 3.16% at September 30, 2020 and December 31, 2019, respectively.

See "Note 6—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further information about our borrowing agreements.

Commitments and Contractual Obligations

During the nine months ended September 30, 2020, our commitments and contractual obligations increased from the amounts disclosed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2019. The increase primarily relates to the acquisition of software, technology infrastructure and related services. Additionally, a portion of this amount, $97.6 million, was financed utilizing a two-year vendor financing arrangement. Our estimated purchase obligations as of September 30, 2020 were $88.7 million during the remainder of 2020, $244.5 million during 2021, $279.2 million during 2022 and 2023, $177.2 million during 2024 and 2025 and $527.4 million thereafter.

Effects of the COVID-19 Pandemic on our Critical Accounting Policies

Because of the effects of the COVID-19 pandemic on our business, we evaluated the potential effects on our financial statements as of September 30, 2020 and for the three and nine months then ended. However, the future magnitude and duration of the ultimate effect of the COVID-19 pandemic are not possible to predict at this time, and our assessments are therefore subject to material revision.

Goodwill - We considered a variety of factors that might indicate that it is more likely than not that the fair value of any reporting unit is below its carrying amount at September 30, 2020, including general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of our reporting units, our share price and other relevant events. For certain of our reporting units that were acquired in the Merger, we also considered the expected near term impact of the COVID-19 pandemic on revenues and our cost mitigation efforts, as well as longer term performance expectations. Based on the analyses completed, we believe it is not more likely than not that the carrying amount of any of our reporting units exceeded the fair value as of September 30, 2020.

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

Forward-Looking Statements

Investors are cautioned that some of the statements we use in this report contain forward-looking statements and are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, which are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of and assumptions made by our management, involve risks, uncertainties and assumptions that could significantly affect the financial condition, results of operations, business plans and the future performance of Global Payments. Actual events or results might differ materially from those expressed or forecasted in these forward-looking statements. Accordingly, we cannot guarantee that our plans and expectations will be achieved. Examples of forward-looking statements include, but are not limited to, statements we make regarding the effects of the COVID-19 pandemic on our business, including estimates of the effects of the pandemic on our revenues, financial operating results and liquidity, the effects of actions taken by us in response to the pandemic, the anticipated benefits of the Merger, including our future financial and operating results, the combined company’s plans, objectives, expectations and intentions, our expected financial and operating results, projected future growth of business, or completion of anticipated benefits of strategic initiatives, and other statements that are not historical facts. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and therefore actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

In addition to factors previously disclosed in Global Payments’ reports filed with the SEC and those identified elsewhere in this communication, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the effects and duration of global economic, political, market, health and social events or other conditions, including the effects and duration of the COVID-19 pandemic; regulatory measures or voluntary actions, including social distancing, shelter-in-place orders, operating restrictions on nonessential businesses and similar measures imposed or undertaken in an effort to combat the spread of the COVID-19 pandemic; management’s assumptions and projections used in their estimates of the timing and severity of the effects of the COVID-19 pandemic on our future revenues, results of operations and liquidity; our ability to meet our liquidity needs in light of the effects of the COVID-19 pandemic; the outcome of any legal proceedings that may be instituted against Global Payments or its or TSYS’ current or former directors; difficulties, delays and higher than anticipated costs related to integrating the businesses of Global Payments and TSYS, including with respect to implementing systems to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; failing to fully realize anticipated cost savings and other anticipated benefits of the Merger when expected or at all; business disruptions from the Merger or integration that may harm our business, including current plans and operations; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing following the Merger; the business, economic and political conditions in the markets in which we operate; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness, foreign currency exchange and interest rate risks; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards, including privacy and cybersecurity laws and regulations; and events beyond our control, such as acts of terrorism, and other factors included in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in other documents that we file with the SEC, which are available at http://www.sec.gov. Any forward-looking statements speak only as of the date of this communication or as of the date they were made, and we undertake no obligation to update forward-looking statements, except as required by law.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, as part of our ongoing integration activities following the Merger, we continued to apply our controls and procedures to the acquired operations of TSYS and to augment our company-wide controls to address the risks inherent in a business combination of this magnitude.

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

ITEM 1A—RISK FACTORS

The following represent material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019. The risks factors set forth below update, and should be read together with, the risk factors in our Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the quarters ended June 30, 2020 and March 31, 2020.

Our business has been and will likely continue to be negatively affected by the COVID-19 outbreak.

The outbreak of COVID-19 in many countries and regions, including the United States, Europe and Asia-Pacific, which was declared a pandemic by the World Health Organization on March 11, 2020, continues to adversely affect global commercial activity and has contributed to significant volatility in the financial markets. We have experienced significant revenue declines related to COVID-19 due to a reduction in consumer spending and closures of certain of our merchant customer businesses throughout North America, Europe and Asia Pacific. We expect that the negative effects of the COVID-19 pandemic on our financial results will continue until economic conditions improve.

We may also experience financial losses due to a number of operational factors, including but not limited to:

•Third-party disruptions, including potential outages at network providers, call centers and other suppliers;
•Increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity; and
•Challenges to the availability and reliability of our solutions and services due to changes to operations, including the possibility of one or more clusters of COVID-19 cases occurring at our facilities, affecting our employees or affecting the systems or employees of our clients or other third parties on which we depend.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended September 30, 2020 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
July 1-31, 2020	4,547	$169.51	—	$880.0
August 1-31, 2020	872	175.55	—	880.0
September 1-30, 2020	1,061	172.50	—	880.0
Total	6,480	$170.81	—	$880.0

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended September 30, 2020, pursuant to our employee incentive plans, we withheld 6,480 shares, at an average price per share of $170.81 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)On October 28, 2020, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.25 billion. As of September 30, 2020, the amount that may yet be purchased under our share repurchase program was $880.0 million. The board authorization does not expire, but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

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
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: October 29, 2020	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)