Form 10-K
period 2020-12-31
GLOBAL PAYMENTS INC
filed 2021-02-19
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $50,324,272,356. The number of shares of the registrant's common stock outstanding at February 16, 2021 was 295,243,402 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically identified portions of the registrant's proxy statement for the 2021 annual meeting of shareholders are incorporated by reference in Part III.

GLOBAL PAYMENTS INC.
2020 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements we use in this report, and in some of the documents we incorporate by reference in this report, contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenues, expenses, operating margins, income tax rates, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; the effects of the COVID-19 pandemic on our business; our success and timing in developing and introducing new services and expanding our business; and statements about the benefits of our acquisitions, including future financial and operating results, the company’s plans, objectives, expectations and intentions, and the successful integration of our future acquisitions or completion of anticipated benefits and strategic initiatives. You can sometimes identify forward-looking statements by our use of the words "believes," "anticipates," "expects," "intends," "plan," "forecast," "guidance" and similar expressions. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors, among others, that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include the timing and severity of the effects of global economic, political, market, health and social events or other conditions, including the timing and severity of the effects of the COVID-19 pandemic; regulatory measures or voluntary actions, including continued or prolonged social distancing, shelter-in-place orders, operating restrictions on businesses and similar measures imposed or undertaken in an effort to combat the spread of the COVID-19 pandemic; management’s assumptions and projections used in their estimates of the timing and severity of the effects of the COVID-19 pandemic on our future revenues, results of operations and liquidity; our ability to meet our liquidity needs in light of the effects of the COVID-19 pandemic; the outcome of any legal proceedings that may be instituted against our directors; difficulties, delays and higher than anticipated costs related to integrating the businesses of Global Payments and TSYS, including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; failing to fully realize anticipated cost savings and other anticipated benefits of the Merger when expected or at all; business disruptions from the Merger integration that may harm our business, including current plans and operations; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; the business, economic and political conditions in the markets in which we operate; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness, foreign currency exchange and interest rate risks; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards, including privacy and cybersecurity laws and regulations; and events beyond our control, such as acts of terrorism, and other factors presented in "Item 1A - Risk Factors" of this Annual Report on Form 10-K, which we advise you to review. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

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

Industry Overview

The payments technology industry provides financial institutions, businesses and consumers with payment processing services, merchant acceptance solutions and related information and other value-added services. The industry continues to grow as a result of wider merchant acceptance and increased use of credit and debit cards, advances in payment processing technology and migration to ecommerce, omnichannel and contactless payment solutions. The proliferation of credit and debit cards, as well as other digital payment solutions, has made the acceptance of electronic payments a necessity for many businesses, regardless of size, in order to remain competitive. The outbreak of the COVID-19 virus in 2020 has further accelerated the use of electronic payments, the need for development of technologies and electronic-based solutions and expansion of ecommerce, omnichannel and contactless payment solutions. This increased use of cards and the availability of more sophisticated technology services to all market segments has resulted in an increasingly competitive and specialized industry.

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

The key tenets of our strategy include the following:

•Deepen our competitive advantage through our pure play payments strategy;

•Continue to scale the three pillars of our strategy: software-driven focus, omnichannel expansion and exposure to faster growth markets;

•Further expand our leadership position in our technology-enabled businesses;

•Enhance and expand our offerings as a product-led, sales-driven company;

•Deliver operational excellence and outstanding customer experiences;

•Continue to develop seamless multinational solutions for leading global customers; and

•Pursue potential domestic and international acquisitions of, investments in and alliances with companies that have high growth potential, significant market presence, sustainable distribution platforms and/or key technological capabilities.

Competitive Strengths

We believe that our competitive strengths include the following:

•Global Footprint and Distribution - Our worldwide presence allows us to focus our investments on markets with promising gross domestic product fundamentals and favorable secular trends, makes us more attractive to customers with international operations and exposes us to emerging innovations that we can adopt globally, while diversifying our economic risk.

•Technology Solutions - We provide innovative technology-based solutions, including enterprise software solutions, that enable our customers to operate their business more efficiently and simplify the payments process, regardless of the channel through which the transaction occurs. We believe our robust technology solutions will continue to differentiate us in the marketplace and will position us for continued growth.
•Scalable Operating Environment and Technology Infrastructure - We operate with a multi-channel, global technology infrastructure, which provides scalable and innovative service offerings and a consistent service experience to our merchants, customers, financial institutions and other partners worldwide, while also driving sustainable operating efficiencies.

•Strong, Long-lasting Partner Relationships - We have established strong, long-lasting relationships with many financial institutions, enterprise software providers, value-added resellers and other technology-based payment service providers, which enable us to deliver a set of diverse solutions to our customers.

•Disciplined Acquisition Approach - Our proven track record for selectively and successfully sourcing, completing and integrating acquired businesses in existing and new markets positions us well for future growth and as an attractive partner for potential acquisition targets.

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

In addition, we offer a wide array of enterprise software solutions that streamline business operations to customers in numerous vertical markets. We also provide a variety of value-added services, including specialty point-of-sale solutions, analytic and customer engagement tools, payroll and human capital management services and reporting that assist our customers with driving demand and operating their businesses more efficiently.

Our value proposition is to provide distinctive high-quality, responsive and secure services to all of our customers. We distribute our Merchant Solutions services globally through multiple relationship-led and technology-enabled distribution channels and target customers in many vertical markets located throughout North America, Europe, Asia-Pacific and Latin

America. The majority of our revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on the payment type or the market. We also earn software subscription and licensing fees, as well as other fees based on specific value-added services that may be unrelated to the number or value of transactions.

Distribution Channels

In the Merchant Solutions segment, we actively market and provide our payment services, enterprise software solutions and other value-added services directly to our customers through a variety of relationship-led and technology-enabled distribution channels.

Through our relationship-led direct sales force worldwide, as well as bank and other referral partnerships, we offer our payments technology services, software and other value-added solutions directly to customers across numerous verticals in the markets we serve. We offer high-touch services that provide our customers with reliable and secure solutions coupled with high quality and responsive support services. Although our primary focus is on building high quality direct relationships with merchants, we also provide our services to merchants through independent sales organizations ("ISOs") and financial institutions.

Many of our payment solutions are technology-enabled in that they incorporate or are incorporated into innovative, technology-driven solutions, including enterprise software solutions, designed to enable merchants to better manage their businesses. Our technology-enabled solutions represent a substantial component of our revenues. Our technology-enabled distribution includes integrated and vertical market software solutions and ecommerce and omnichannel solutions, each as described below.

Global Payments Integrated Solutions. Our integrated solutions provide advanced payments technology that is deeply embedded into business management software solutions owned by our technology partners who operate in numerous vertical markets, primarily in North America. We grow our integrated solutions business when new or existing merchants enable payments services through enterprise software solutions sold by our partners, including existing and new partners.

Vertical Markets Software Solutions. Our vertical markets software solutions provide advanced payments technology that is deeply integrated into business enterprise software solutions that we own. We distribute our vertical markets software solutions primarily through the following businesses:

•ACTIVE Network. Through ACTIVE Network, we deliver cloud-based enterprise software, including payment technology solutions, to event organizers in the communities, government services and health and fitness markets.

•AdvancedMD. Through AdvancedMD, we provide cloud-based enterprise solutions to small-to-medium sized ambulatory physician practices in the United States.

•Education Solutions. We offer integrated payment solutions specifically designed for all levels of educational institutions. At the university level, we offer integrated commerce solutions, payment services, higher education loan services, credentialing services and open- and closed-loop payment solutions. For kindergarten through 12th grade, we provide ecommerce and in-person payments, cafeteria POS solutions and back-office management software, hardware, technical support and training.

•Gaming. We offer a comprehensive suite of solutions to the gaming market in North America. These solutions include credit and debit card cash advance, cashless advance, iGaming solutions, traditional and electronic check processing and other services specific to this market.

•Xenial. Through Xenial, we offer leading-edge enterprise software solutions, integrated with our payment services and other adjacent business service applications, to the restaurant and hospitality and retail vertical markets.

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

We process funds settlement under two models: a sponsorship model and a direct membership model. Under the sponsorship model, member clearing financial institutions ("Members") sponsor us and require our adherence to the standards of the networks. In these markets, we have sponsorship or depository and clearing agreements with financial institution sponsors. These agreements allow us to route transactions under the Members' control and identification numbers to clear card transactions through Mastercard and Visa. In this model, the standards of the card networks restrict us from performing funds settlement or accessing merchant settlement funds, and, instead, require that these funds be in the possession of the Member until the merchant has been funded.

Under the direct membership model, we are direct members in various payment networks, allowing us to process and fund transactions without third-party sponsorship. Under this model, we route and clear transactions directly through the card brand’s network and are not restricted from performing funds settlement. Otherwise, we process these transactions similarly to how we process transactions in the sponsorship model. We are required to adhere to the standards of the various networks in which we are direct members. We maintain relationships with financial institutions, which may also serve as our Member sponsors for other card brands or in other markets, to assist with funds settlement.

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

As an illustration, shown below in the sponsorship model, on a $100.00 card transaction, the card issuer may fund the Member, our sponsor, (indirectly through the card network) $98.50 after retaining approximately $1.50 referred to as an interchange fee. The card issuer seeks reimbursement of $100.00 from the cardholder in the cardholder's monthly credit card statement. The Member would, in turn, pay the merchant $100.00. The net settlement after this transaction would require us to advance the Member $1.50. After the end of the month, we would bill the merchant a percentage of the transaction amount, or merchant discount, to cover the full amount of the interchange fee and our fee from the transaction. If our discount rate for the merchant in the above example was 2.00%, we would bill the merchant $2.00 after the end of the month for the transaction, reimburse ourselves for $1.50 in interchange fees and retain $0.50 as our fees for the transaction. Under some arrangements, we remit the net amount of $98.00 to the merchant, rather than funding the full $100.00 and subsequently billing the merchant at the end of the month. Discount rates vary based on negotiations with merchants and the economic characteristics of transactions. Interchange rates also vary based on the economic characteristics of individual transactions. Accordingly, our fee per transaction varies across our merchant base and is subject to change based on changes in discount rates and interchange rates. Our profit on the transaction reflects the fee received less payment network fees and operating expenses, including systems cost to process the transaction and commissions paid to our sales force or ISO. Payment network fees are charged by the card brands, in part, based on the value of transactions processed through their networks.

How A Payment Transaction Works

globalpayments
Acquirer
Authorization and Transaction Data
Authorization and Transaction Data
Card Issuer
Card Network
$98.50
Funding Instructions
$1.50
Transaction Data
$2.00
Monthly Statement
$98.50
$100.00
Bill
$100.00
Member Settlement Bank
Merchant
Goods and Services
Present Card
Card Holder

Issuer Solutions Segment

Through our Issuer Solutions segment, we provide solutions that enable financial institutions and other financial service providers to manage their card portfolios, reduce technical complexity and overhead and offer a seamless experience for cardholders on a single platform. In addition, we provide flexible commercial payments and ePayables solutions that support business-to-business payment processes for businesses and governments. We also offer complementary services, including account management and servicing, fraud solution services, analytics and business intelligence, cards, statements and correspondence, customer contact solutions and risk management solutions.

Issuer Solutions segment revenues are derived from long-term processing contracts with financial institutions and other financial services providers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed, and other processing services for cardholder accounts on file. Most of these contracts have prescribed annual minimums, penalties for early termination, and service level agreements that may affect contractual fees if specific service levels are not achieved. Issuer Solutions revenues also include loyalty redemption services and professional services.

Business and Consumer Solutions Segment

Our Business and Consumer Solutions segment provides general purpose reloadable ("GPR") prepaid debit and payroll cards, demand deposit accounts and other financial service solutions to the underbanked and other consumers and businesses in the United States through our Netspend® and other brands. Through our Business and Consumer Solutions segment, we provide customers with access to depository accounts insured by the Federal Deposit Insurance Corporation ("FDIC") with a menu of features specifically tailored to their needs. The Business and Consumer Solutions segment has an extensive distribution and reload network comprised of financial service centers and other retail locations throughout the United States, and is a program manager for FDIC-insured depository institutions that provide the services that the Business and Consumer Solutions segment develops, promotes and distributes. Business and Consumer Solutions currently has active agreements with four card issuing banks.

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

Competition

Our Merchant Solutions segment competes with financial institutions and merchant acquirers who provide businesses with merchant acquiring services and related services. We believe that as of December 31, 2020, we were one of the largest merchant acquirers in the small and medium-sized business segment (merchants who have less than $5 million in annual bankcard sales volume) in the United States. In the United States, we compete primarily with Fiserv, Inc. (and its alliances) ("Fiserv"), Fidelity National Information Services, Inc. ("FIS"), Chase Paymentech Solutions, LLC, Elavon, Inc., a subsidiary of U.S. Bancorp, Wells Fargo Bank, N.A and Square, Inc. While these are our primary competitors, our vertically focused business in the United States compete with other organizations.

Internationally, financial institutions remain the primary providers of payment technology services to merchants, although the outsourcing of these services to third-party service providers is becoming more prevalent. In addition to financial institutions, competitors in Europe include Ayden N.V. and FIS.

Our Issuer Solutions segment encounters competition from third-party payment card issuer processors, core banking platform providers, independent software vendors and various other firms that provide products and services to payment card issuers in the markets we serve. The United States market for third-party issuer processing is primarily serviced by three vendors, including TSYS, with our largest competitor being a subsidiary of Fiserv. We believe that as of December 31, 2020, we were the largest third-party processor for credit card issuers in North America and one of the largest in Europe based on net revenue from solutions provided to credit card issuers.

Our Business and Consumer Solutions segment primarily competes with other demand deposit account and prepaid debit account program managers to provide financial service solutions to the underbanked and other consumers and businesses. Our primary competitors in this space include Green Dot Corporation, InComm and Fiserv. As of December 31, 2020, we believe that we were one of the two largest prepaid program managers in the United States based on gross dollar volume (total spending on the accounts we manage) processed.

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

Human Capital Management

Our company currently does business in over 100 countries around the world, with team members living and working in 38 of them. As of December 31, 2020, our approximately 24,000-employee workforce represented approximately 80 nationalities and 16 natively spoken languages, with approximately 68% residing in the Americas, 12.5% residing in Europe and 19.5% residing in Asia Pacific. Many of our employees are highly skilled in technical areas specific to payment technology and software solutions.

Growth and Development

Our strategy to develop and retain the best talent includes an emphasis on employee development and training. Our online training platform provides a vast array of tools and application resources for all team members to build learning experiences and skills. In order to help our employees strengthen the skills and behaviors needed for career advancement, the enhanced curriculum has been mapped to each of our defined leadership capabilities. Mandatory annual unconscious bias training is also required for all team members.

Well-being and Safety during COVID-19 Pandemic

The success of our business is connected to the well-being of our team members. Accordingly, we are committed to the health, safety and wellness of our team members worldwide. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our team members as well as the communities in which we operate. This included enabling the vast majority of our worldwide employees to seamlessly shift to work from home. Over the past several years, we have made significant investments in our operating environments and technology that support day-to-day execution. The largely cloud-based systems and collaboration tools we use globally facilitated this smooth transition of operations to business continuity mode. Additional health and safety measures have been implemented for team members continuing critical work within office locations, such as:

•Increasing cleaning protocols across all our locations;

•Initiating regular communication regarding effects of the COVID-19 pandemic on our operations, including health and safety protocols and procedures;

•Adjusting attendance policies to encourage those who are sick to stay home; and

•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure.

Inclusion and Diversity

Our inclusion and diversity program focuses on workforce (our people), workplace (culture, tools and programs) and community. We believe that our business is strengthened by a diverse workforce that reflects the communities in which we operate. We believe all of our employees should be treated with respect and equality, regardless of gender, ethnicity, sexual orientation, gender identity, religious beliefs, or other characteristics and to further this goal, we formally launched an inclusion and diversity initiative in 2018. As part of this initiative, we became a signatory to the CEO Action for Diversity and Inclusion, the largest CEO-driven business commitment to advance inclusion and diversity in the workplace. We have worked to make inclusion and diversity a common thread in all of our human resource practices so that we can attract, develop, and retain the best talent for our workforce. Our focus on these efforts includes:

•Establishing an Inclusion and Diversity Advisory Council, consisting of team members worldwide who provide insight and input on our inclusion and diversity initiative;

•Launching employee resource groups whose mission is to foster support, professional development, and cultural inclusivity for LGBTQIA, women, veterans, and Black team members;

•Creating a sponsorship program to ensure that women and people of color are represented in succession planning for key leadership roles; and

•Establishing the Social Justice and Equality fund as a part of our pre-established philanthropic giving, which is used to advocate for or support education, health and wellness, financial empowerment and social equality in underserved communities.

For more information on certain of our human capital practices, including inclusion and diversity, refer to the Proxy Statement Summary section of our 2021 Proxy Statement.

Regulation

Various aspects of our business are subject to regulation and supervision under federal, state and local laws in the United States, and foreign laws, regulations and rules, as well as local escheat laws and privacy and information security regulations. In addition, we are subject to rules promulgated by the various payment networks, including American Express, Discover, Interac, Mastercard and Visa. Set forth below is a brief summary of some of the significant laws and regulations that apply to us. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number.

We are currently in compliance with existing legal and regulatory requirements and do not expect that maintaining compliance with these regulations will have a material adverse effect on our capital expenditures, earnings or competitive and financial positions. See "Item 1A - Risk Factors" for additional discussion of the potential risks associated with future changes in laws or regulations.

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

Privacy, Information Security and Other Business Practices Regulation

Aspects of our business are also subject, directly or indirectly, to business and trade practices regulation in the United States, the United Kingdom, the European Union and elsewhere. For example, in the United States, we and our financial institution customers are, respectively, subject to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the Gramm-Leach-Bliley Act. These requirements limit the manner in which personal information may be collected, stored, used and disclosed. The Federal Trade Commission’s information safeguarding rules require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. In many jurisdictions, including every U.S. State, consumers must be notified in the event of a data breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation, and the California Consumer Privacy Act, which became effective in January 2020, create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, multiple states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. See "Item 1A - Risk Factors" for additional discussion of the potential risks associated with future changes in laws or regulations.

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

The Financial Crimes Enforcement Network of the U.S. Department of the Treasury ("FinCEN") has issued a rule regarding the applicability of the Bank Secrecy Act's anti-money laundering provisions to "prepaid access programs." This rulemaking clarifies the anti-money laundering obligations for entities, such as our Business and Consumer Solutions business and its distributors, engaged in the provision and sale of prepaid access devices like our GPR prepaid cards. Certain of our operating subsidiaries have registered with FinCEN as a money services business. This registration results in our having direct responsibility to maintain and implement an anti-money laundering compliance program for such subsidiaries.

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

Risks Related to Our Business Model and Operations Including the Use of Technology

Our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks could affect our reputation among our customers and cardholders, adversely affect our continued card network registration or membership and financial institution sponsorship, and expose us to penalties, fines, liabilities and legal claims.

In order to provide our services, we process and store sensitive business and personal information, which may include credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses, and other types of personal information or sensitive business information. Some of this information is also processed and stored by financial institutions, merchants and other entities, as well as third-party service providers to whom we outsource certain functions and other agents, which we refer to collectively as our associated third parties. We may have responsibility to the card networks, financial institutions, and in some instances, our merchants, ISOs and/or individuals, for our failure or the failure of our associated third parties (as applicable) to protect this information.

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

Our computer systems and/or our associated third parties’ computer systems could be subject to penetration, and our data protection measures may not prevent unauthorized access. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are often difficult to detect and continually evolve and become more sophisticated. Threats to our systems and our associated third parties’ systems can derive from human error, fraud or malice on the part of employees or third parties, including state-sponsored organizations with significant financial and technological resources. Computer viruses and other malware can be distributed and could infiltrate our systems or those of our associated third parties. In addition, denial of service, ransomware or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent downtime, unauthorized access or use of sensitive data. While we maintain first- and third-party insurance coverage that may cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Companies we acquire may require post-closing implementation of additional cyber defense methods to align with our standards and, as a result, there may be a period of increased risk between the closing of an acquisition and the completion of such implementation. Further, certain of our third-party relationships are subject to our vendor management program and governed by written contracts; however, we do not control the actions of our associated third parties, and any problems experienced by these third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyberattacks and security breaches, could adversely affect our ability to service our customers or otherwise conduct our business.

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

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. A system outage or data loss could have a material adverse effect on our business, financial condition, results of operations and cash flows. Not only could we suffer damage to our reputation in the event of a system outage or data loss, but we may also be liable to third parties. Many of our contractual agreements with financial institutions and certain other customers require the payment of penalties if we do not meet certain operating standards. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures, or other difficulties (including those related to system relocation) could result in loss of revenues, loss of customers, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, fines and other sanctions imposed by card networks, and/or diversion of technical and other resources.

The payments technology industry is highly competitive, and some of our competitors are larger and have greater financial and operational resources than we do, which may give them an advantage with respect to the pricing of services offered to customers and the ability to develop new technologies.

We operate in the payments technology industry, which is highly competitive. In this industry, our primary competitors include other independent payment processors, credit card processing firms, as well as financial institutions, ISOs, prepaid programs managers and, potentially, card networks. We compete with many larger companies that have greater financial and operational resources than we have. Our competitors that are financial institutions or subsidiaries of financial institutions do not incur the costs associated with being sponsored by a direct member for participation in the card networks, as we do in certain jurisdictions, and may be able to settle transactions more quickly for merchants than we can. These financial institutions may also provide payment processing services to merchants at a loss in order to generate banking fees from the merchants. It is also possible that larger financial institutions, including some who are customers of ours, could decide to perform in-house some or all of the services that we currently provide or could provide. These attributes may provide them with a competitive advantage in the market.

Additionally, the market for prepaid cards, demand deposit accounts and alternative financial services is similarly highly competitive and competition is increasing as more companies endeavor to address the needs of underbanked consumers. We anticipate increased competition from alternative financial services providers who are often well positioned to service the underbanked and who may wish to develop their own prepaid card or demand deposit account programs. We also face strong price competition. To stay competitive, we may have to increase the incentives that we offer to our distributors and reduce the prices of our services, which could adversely affect our financial position, operating results and cash flows.

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

The payments technology industry in which we compete is characterized by rapid technological change, new product introductions, evolving industry standards and changing customer needs. In order to remain competitive, we are continually involved in a number of projects, including the development of new platforms, mobile payment applications, ecommerce services and other new offerings emerging in the payments technology industry. These projects carry the risks associated with any development effort, including cost overruns, delays in delivery and performance problems. In the payments technology markets, these risks are even more acute. Any delay in the delivery of new services or the failure to differentiate our services could render our services less desirable to customers, or possibly even obsolete. Furthermore, as the market for alternative payment processing services evolves, it may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new services targeted at this market.

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

Our revenues from the sale of services to merchants that accept Visa and Mastercard are dependent upon our continued Visa and Mastercard registrations, financial institution sponsorship and, in some cases, continued membership in certain card networks.

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

The termination of our registration, or any changes in the Visa or Mastercard rules that would impair our registration, could require us to stop providing Visa and Mastercard payment processing services, which would make it impossible for us to conduct our business on its current scale. The rules of the card networks may be influenced by card issuers, and some of those issuers also provide acquiring services and are our competitors or our customers in both the Merchant Solutions and Issuer Solutions segments. If we fail to comply with the applicable requirements of the card networks, the card networks could seek to fine us, suspend us or terminate our registrations or membership. The termination of our registrations or our membership or our status as a service provider or a merchant processor, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. If a merchant or an ISO customer fails to comply with the applicable requirements of the card associations and networks, we or the merchant or ISO could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect or pursue collection of such amounts from the applicable merchant or ISO, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us.

Our Business and Consumer Solutions segment relies on certain relationships with issuing banks, distributors, marketers and brand partners. The loss of such relationships, or if we are unable to maintain such relationships on terms that are favorable to us, may materially adversely affect our business, financial position, operating results and cash flows.

Our Business and Consumer Solutions segment relies on arrangements that we have with issuing banks to provide us with critical products and services, including the FDIC-insured depository accounts tied to the cards and accounts we manage, access to the ATM networks, membership in the card associations and network organizations and other banking services. The majority of our active Business and Consumer Solutions cards and accounts are issued or opened through Meta Payment Systems ("MetaBank"). If any material adverse event were to affect MetaBank's or another of our critical issuing banks, or we were to lose MetaBank or another critical bank, or MetaBank or another critical bank grew to a size such that it was no longer able to avail itself of certain regulatory exemptions for small banks, we may be forced to find an alternative provider for these critical banking services. It may not be possible to find a replacement bank on terms that are acceptable to us or at all. Any change in the issuing banks could disrupt the business or result in arrangements with new banks that are less favorable to us than those we have with our existing issuing banks, either of which could have a material adverse effect on our business, financial position, operating results and cash flows.

Furthermore, our Business and Consumer Solutions segment depends in large part on establishing agreements with distributors, marketers and brand partners, primarily alternative financial services providers, as well as grocery and convenience stores and other traditional retailers. Some of these companies may endeavor to internally develop their own programs or enter into exclusive relationships with our competitors to distribute or market their products. The loss of, or a substantial decrease in revenues from, one or more of our top distributors, marketers or brand partners could have a material adverse effect on our business, financial position, operating results and cash flows.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services, we would have to find other financial institutions to provide those services. If we were unable to find a replacement financial institution we may no longer be able to provide processing services to certain customers, which could negatively affect our financial position, results of operations and cash flows.

Increased merchant, referral partner or ISO attrition could cause our financial results to decline.

We experience attrition in merchant credit and debit card processing volume resulting from several factors, including business closures, transfers of merchants accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons, such as heightened credit risks or contract breaches by merchants. Our referral partners are a significant source of new business. If a referral partner or an ISO switches to another transaction processor, terminates our services, internalizes payment processing functions that we perform, merges with or is acquired by one of our competitors, or shuts down or becomes insolvent, we may no longer receive new merchant referrals from such referral partner, and we risk losing existing merchants that were originally enrolled by the referral partner or ISO. We cannot predict the level of attrition in the future and it could increase. Higher than expected attrition could negatively affect our results, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our ability to acquire other businesses or technologies, make strategic investments or integrate acquired businesses effectively may also be impaired by the effects of the COVID-19 pandemic, government actions in light of the pandemic, trade tensions and increased global scrutiny of foreign investments. For example, a number of countries, including the U.S. and countries in Europe and the Asia-Pacific region, are considering or have adopted restrictions on foreign investments. Governments may continue to adopt or tighten restrictions of this nature, and such restrictions could negatively affect our business and financial results.

Further, our future success will depend, in part, upon our ability to manage our expanded business, which could pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated costs and complexity. We may also face increased scrutiny from governmental authorities as a result of increasing the size of our business.

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

Consolidation among financial institutions or among retail customers, including the merger of our customers with entities that are not our customers or the sale of portfolios by our customers to entities that are not our customers, could materially affect our financial position, results of operation and cash flows.

Consolidation among financial institutions, particularly in the area of credit card operations, and consolidation in the retail industry, is a risk that could negatively affect our existing agreements and future revenues with these customers. In addition, consolidation among financial institutions has led to an increasingly concentrated customer base, which results in a changing mix toward larger customers. Continued consolidation among financial institutions could increase the bargaining power of our current and future customers and further increase our customer concentration. Consolidation among financial institutions and retail customers and the resulting loss of any significant number of customers by us could have a material adverse effect on our financial position, results of operations and cash flows.

If we do not renew or renegotiate our agreements on favorable terms with our customers within the Issuer Solutions segment, our business will suffer. The timing of the conversions or deconversions of card portfolio may also affect our revenues and expenses.

A significant amount of our Issuer Solutions segment revenues is derived from long-term contracts with large financial institutions and other financial service providers. The financial position of these customers and their willingness to pay for our services are affected by general market positions, competitive pressures and operating margins within their industries. When our long-term contracts expire, the time of renewal or renegotiation presents our customers with the opportunity to consider other providers, transition all or a portion of the services we provide in-house or seek lower rates for our services. Additionally, as we modernize the technology platform we use to deliver services, some Issuer Solutions customers may not be agreeable to our modernization effort, and may choose to end their contracts prematurely, or not renew their contracts, as a result. The loss of our contracts with existing customers or renegotiation of contracts at reduced rates or reduced service levels could have a material adverse effect on our financial position, results of operations and cash flows.

In addition, the timing of the conversion of card portfolios of new payment processing customers to our processing systems and the deconversion of existing customers to other systems affects our revenues and expenses. Due to a variety of factors, conversions and deconversions may not occur as scheduled and this may have a material adverse effect on our financial position and results of operations.

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

Additionally, COVID-19 has negatively affected the financial viability and operations of certain merchants. These consolidated financial statements reflect management’s estimates and assumptions related to allowances for transaction and credit losses utilizing the most currently available information. The future magnitude, duration and effects of the COVID-19 pandemic are difficult to predict at this time, and the ultimate effect could result in additional charges related to the recoverability of assets. Actual losses could differ materially from those estimates.

Increases in card network fees may result in the loss of customers and/or a reduction in our earnings.

From time-to-time, the card networks, including Visa and Mastercard, increase the fees that they charge processors. We could attempt to pass these increases along to our merchant customers, but this strategy might result in the loss of customers to our competitors who may not pass along the increases, thereby reducing our revenues and earnings. If competitive practices prevent us from passing along the higher fees to our merchant customers in the future, we may have to absorb all or a portion of such increases, thereby reducing our earnings.

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

The acquisition, integration, and conversion of businesses and the formation or operation of alliances, such as the Merger or joint ventures and other partnering arrangements, involve a number of risks. Core risks are in the area of valuation (negotiating a fair price for the business based on sometimes limited diligence) and integration and conversion (managing the complex process of integrating the acquired company's people, services, information security and technology and other assets to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition). In addition, international acquisitions and alliances often involve additional or increased risks, including, for example: managing geographically separated organizations, systems, and facilities; integrating personnel with diverse business backgrounds and organizational cultures; complying with foreign regulatory requirements; fluctuations in currency exchange rates; enforcement of intellectual property rights in some foreign countries; difficulty entering new foreign markets due to, among other things, customer acceptance and business knowledge of those new markets; and general economic and political conditions.

If the integration and conversion process does not proceed smoothly, the following factors, among others, could reduce our revenues and earnings, increase our operating costs, and result in us not achieving projected synergies:

•If we are unable to successfully integrate the benefits plans, duties and responsibilities, and other factors of interest to the management and employees of the acquired business, we could lose employees to our competitors in the region, which could significantly affect our ability to operate the business and complete the integration;

•If the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose customers to our competitors;

•The acquisition may otherwise cause disruption to the acquired company’s business and operations and relationships with financial institution sponsors, customers, merchants, employees and other partners;

•The acquisition and the related integration could divert the attention of our management from other strategic matters including possible acquisitions and alliances and planning for new product development or expansion into new markets for payments technology and software solutions; and

•The costs related to the integration of the acquired company’s business and operations into ours may be greater than anticipated.

Legal, Regulatory Compliance and Tax Risks

Our business is subject to government regulation and oversight. Any new implementation of or changes made to laws, regulations or other industry standards affecting our business in any of the geographic regions in which we operate may require significant development efforts or have an unfavorable effect on our financial results and our cash flows.

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

Interchange fees are subject to intense legal, regulatory and legislative scrutiny worldwide. For instance, the Dodd-Frank Act restricts the amounts of debit card fees that certain issuing institutions can charge merchants and allows merchants to set minimum amounts for the acceptance of credit cards and to offer discounts for different payment methods. These types of restrictions could negatively affect the number of debit transactions, which would adversely affect our business. The Dodd-Frank Act also created the CFPB, which has assumed responsibility for enforcing federal consumer protection laws, and the Financial Stability Oversight Council, which has the authority to determine whether any nonbank financial company, such as us, should be supervised by the Board of Governors of the Federal Reserve on the ground that it is "systemically important" to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business, which increases our risk profile and may have an adverse effect on our business, financial condition, results of operations and cash flows.

All persons offering or providing financial services or products to consumers, directly or indirectly, can be subject to prohibitions against unfair, deceptive, or abusive acts or practices under the Dodd-Frank Act. More generally, all persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers, are also subject to Section 5 of the Federal Trade Commission ("FTC") Act prohibiting unfair or deceptive acts or practices ("UDAP"). In addition, there are other laws, rules and or regulations, including the Telemarketing Sales Act, that may directly affect us or the activities of our merchant customers and in some cases may subject us to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Various federal and state regulatory enforcement agencies, including the FTC, the CFPB and the states’ attorneys general have the authority to take action against nonbanks that engage in UDAP or violate other laws, rules or regulations and, to the extent we are in violation of these laws, rules or regulations or processing payments for a merchant that may be in violation of these laws, rules or regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities.

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

We are also subject to a variety of foreign and domestic laws, and their implementing regulations, which establish requirements for the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. For example, we are subject to applicable privacy and information security regulations in the regions where we operate; the Payment Services Directive in Europe; the E.U. General Data Protection Regulation; The Code of Conduct for the Credit and Debit Card Industry in Canada (issued by Canada's Department of Finance); the California Consumer Protection Act; the Housing Assistance Tax Act of 2008 in the United States; HIPAA and other health privacy regulations and a myriad of U.S. federal and state consumer protection laws and state escheat regulations. In addition, the U.K. Payment Systems Regulator has increased its oversight of the card acquiring industry. We are also subject to examination by the FFIEC as a result of our provision of data processing services to financial institutions. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data privacy practices or operations model, which could result in potential liability for fines, damages or a need to incur substantial costs to modify our operations. Compliance with these laws and regulations can be costly and time consuming, adding a layer of complexity to business practices and innovation. As with other regulatory schemes, our failure to comply could result in public or private enforcement action and accompanying litigation costs, losses, fines and penalties.

Portions of our business may be subject to the FDCPA, the FCRA and similar state laws. These debt collection laws are designed to eliminate abusive, deceptive and unfair debt collection practices and may require licensing at the state level. If we fail to comply with any of these laws, to the extent they are applicable to us, we may be subject to fines, penalties and litigation.

With respect to our Business and Consumer Solutions segment, because each distributor offers prepaid cards, reload services and/or money remittance services as an agent of Business and Consumer Solutions, or another third party, we do not believe that the distributors themselves are required to become licensed as money transmitters in order to engage in such activity. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us, our issuing banks or our other service providers. If we are unsuccessful in making a persuasive argument that a distributor should not be subject to such licensing requirements and it is therefore deemed to be in violation of one or more of the state money transmitter statutes, it could result in the imposition of fines, the suspension of the distributor’s ability to offer some or all of our related services in the relevant jurisdiction, civil liability and criminal liability, each of which could negatively affect our financial position and results of operations. Furthermore, if the federal government or one or more state governments impose additional legislative or regulatory requirements on our Business and Consumer Solutions segment, the issuing banks or the distributors, or prohibit or limit the activities of our Business and Consumer Solutions segment as currently conducted, we may be required to modify or terminate some or all of our Business and Consumer Solutions services offered in the relevant jurisdiction or certain of the issuing banks may terminate their relationship with us. Moreover, as a number of our Business and Consumer Solutions distributors are engaged in offering payday, title and/or installment loans, current and future legislative and regulatory restrictions that negatively affect their ability to continue their operations could have a corresponding negative effect on our revenue and earnings from these relationships, potentially resulting in a significant decline in revenue from the Business and Consumer Solutions segment.

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

Financial Risks

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

We currently maintain investment credit ratings with Moody's Investors Service and Standard & Poor's Ratings Services. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively affect our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt fall below investment grade, our access to the capital markets could become restricted and our relationships with certain customers of our Issuer Solutions segment could also be affected. Future tightening in the credit markets and a reduced level of liquidity in many financial markets due to turmoil in the financial and banking industries could affect our access to the debt capital markets or the price we pay to issue debt. Additionally, our credit facilities include an increase in interest rates if the ratings for our debt are downgraded.

The alteration or replacement of the London Interbank Offered Rate ("LIBOR") benchmark interest rate could adversely affect our business, financial condition, results of operations and cash flows.

A portion of our current indebtedness bears interest at a variable rate based on LIBOR, and we may incur additional variable indebtedness based on LIBOR. Furthermore, we have entered into hedging instruments to manage our exposure to fluctuations in the LIBOR benchmark interest rate. In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), a regulator of financial services firms and financial markets in the United Kingdom, stated that they will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. It is possible that the ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) and the panel banks which contribute to LIBOR could continue to produce LIBOR on the current basis after 2021. The ICE Benchmark Administration Limited recently announced that it will consult on its intention to extend the publication of most tenors LIBOR to June 30, 2023. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. At this time, it is not possible to predict when LIBOR will be replaced as the reference rate in the agreements governing the Company’s indebtedness and hedging agreements or the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company. However, if LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, the Company’s borrowing costs may be adversely affected.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each year and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report. If we fail to maintain the adequacy of our internal controls, including, but not limited to, preventing unauthorized access to our systems, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Furthermore, this assessment may be complicated by any acquisitions we have completed or may complete.

In certain markets, including, without limitation, China and Spain, our member sponsors perform payment processing operations and related support services pursuant to services agreements. We expect that the member sponsors will continue to provide these services until such time as we may integrate these functions into our operations. Accordingly, we rely on our member sponsors to provide financial data, such as amounts billed to merchants, to assist us with compiling our accounting records. As such, our internal control over financial reporting could be materially affected, or is reasonably likely to be materially affected, by the internal control and procedures of our member sponsors in these markets.

While we continue to dedicate resources and management time to ensuring that we have effective internal control over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market's perception of our business and on our stock price.

Intellectual Property Risks

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

We may also be subject to costly litigation in the event our services and technology infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our services or technology. Any of these third parties could make a claim of infringement against us with respect to our services or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could limit our ability to use the intellectual property subject to these claims and require us to design around a third party’s patent, which may not be possible, or to license alternative technology from another party, which may be costly. In addition, such litigation is often time consuming and expensive to defend and could result in the diversion of the time and attention of our employees.

Risks Related to Our Capital Structure

Our substantial indebtedness could adversely affect us and limit our business flexibility.

We have a significant amount of indebtedness and may incur other debt in the future. Our level of debt and the covenants to which we agreed could have negative consequences on us, including, among other things, (1) requiring us to dedicate a large portion of our cash flow from operations to servicing and repayment of the debt; (2) limiting funds available for strategic initiatives and opportunities, working capital and other general corporate needs, and (3) limiting our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our flexibility to react to changes in our business, our industry and economic conditions.

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

As a result of our acquisitions, a significant portion of our total assets are intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 81% of our total assets as of December 31, 2020. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets, including goodwill. We evaluate on a regular basis whether all or a portion of our goodwill and other intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would negatively affect our earnings. An impairment of a portion of our goodwill or other intangible assets could have a material adverse effect on our business, financial condition and results of operations.

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

Risks related to the COVID-19 pandemic

Our business has been and will likely continue to be negatively affected by the COVID-19 pandemic.

The COVID-19 pandemic continues to adversely affect global commercial activity and has contributed to significant volatility in the financial markets. We experienced revenue declines in fiscal 2020 related to COVID-19 due to a reduction in spending and closures of or slowdowns of certain of our customer businesses throughout North America, Europe and Asia Pacific. While we expect the COVID-19 pandemic will continue to have an adverse effect on our revenues and earnings in 2021, we do expect a steady and progressive economic recovery throughout the year.

We have experienced and may continue to experience adverse effects due to a number of operational factors, including but not limited to:

•Third-party disruptions due to COVID-19, including potential outages and service effects at network providers, call centers and other suppliers due to restrictions or closures imposed in relation to the pandemic;

•Increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce, remote work and other online activity; and

•Challenges to the availability and reliability of our solutions and services due to changes to operations, including the possibility of one or more clusters of COVID-19 cases occurring at our facilities, affecting key employees or a significant portion of our workforce or third parties on which we depend.

•Increased operational, business continuity and cybersecurity risk resulting from the significant increase in the number of our employees working remotely as a result of the pandemic. Additionally, COVID-19 could require new or modified processes, procedures and controls to respond to changes in our business environment.

Any of these developments may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations, financial condition and cash flows even after the COVID-19 pandemic has subsided. The full effects of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and are difficult to predict at this time. Such developments include, but are not limited to, the ultimate severity, scope and duration of the pandemic and the preventative measures implemented to help limit the spread of the illness, the availability and effectiveness of treatments or vaccines and how soon and to what extent normal economic conditions, operations and demand for our services can resume. The continued spread of COVID-19 has caused an economic slowdown and recession in the United States and other markets in which we operate, and it is possible that it could cause a global recession. It may also affect financial markets and corporate credit markets which could adversely affect our access to financing or the terms of any such financing. Moreover, the global macroeconomic effects of the pandemic may persist for an indefinite period, even after the pandemic has subsided. Accordingly, the ultimate effects on our operations, financial condition and cash flows cannot be determined at this time.

In addition, many of the other risk factors described herein are heightened by the effects of the COVID-19 pandemic and related economic conditions, which in turn could materially adversely affect our business, financial condition, access to financing, results of operations and liquidity.

Risks Related to General Economic Conditions

We are subject to economic and geopolitical risk, the business cycles and credit risk of our customers and the overall level of consumer, business and government spending, which could negatively affect our business, financial condition, results of operations and cash flows.

The global payments technology industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, spending, and discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions in the markets in which we operate or increases in interest rates may adversely affect our financial performance by reducing the number or average purchase amount of transactions made using electronic payments. A reduction in the amount of consumer spending could result in a decrease in our revenues and profits. If our merchants make fewer sales to consumers using electronic payments or consumers using electronic payments spend less per transaction, we will have fewer transactions to process or lower transaction amounts, each of which would contribute to lower revenues. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Any of these developments could have a material adverse effect on our financial position and results of operations.

A downturn in the economy could force merchants, financial institutions or other customers to close or petition for bankruptcy protection, resulting in lower revenue and earnings for us and greater exposure to potential credit losses and future transaction declines. We also have a certain amount of fixed costs, including rent, debt service, and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely affect our future revenues and profits and cause a materially adverse effect on our business, financial condition, results of operations and cash flows.

Reject losses arise from the fact that, in most markets, we collect our fees from our merchants on the first day after the monthly billing period. This results in the build-up of a substantial receivable from our customers. If a merchant were to go out of business during the billing period, we may be unable to collect such fees, which could negatively affect our business, financial condition, results of operations and cash flows.

In addition, our business, growth, financial condition or results of operations could be materially adversely affected by instability or changes in a country’s or region’s economic conditions; inflation; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the United States or foreign governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities. A possible slowdown in global trade caused by increasing tariffs or other restrictions could decrease consumer or corporate confidence and reduce consumer, government and corporate spending in countries inside or outside the United States, which could adversely affect our operations.

On January 31, 2020, the United Kingdom ceased to be a member state of the European Union ("Brexit"), with a transition period that ended on December 31, 2020. During the transition period, existing arrangements between the U.K. and the E.U. remained in place. Following the transition period, the U.K. is no longer a part of the E.U. single market. In December 2020, the U.K and E.U. announced they had entered into a post-Brexit deal on certain aspects of trade and other strategic and political issues. This new agreement could potentially avoid some of the anticipated disruption of the U.K.’s exit from the E.U. While we have not experienced significant adverse effects on our U.K. business and its financial condition, results of operations and cash flows to date as a result of the new deal, no assurance can be given regarding the potential future effects of the agreed Brexit trade deal, and our U.K. business and our financial conditions, results of operations and cash flows may be adversely affected.

General Risk Factors

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that requires a wide ranging set of expertise and intellectual capital. To successfully compete and grow, we must recruit, develop and retain personnel who can provide the needed expertise across the entire spectrum of intellectual capital needs. In addition, we must develop our personnel to fulfill succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. We cannot assure that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position, results of operations and cash flows.

We are from time-to-time involved in various litigation matters and governmental or regulatory investigations or similar matters arising out of our current or future business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Litigation could be costly, time-consuming and divert attention of management from daily operational needs. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws.

Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2 - PROPERTIES

We have properties located within the various global geographic markets in which we conduct business. Our properties include office space and data centers, most of which we lease. We believe that all of our properties will be suitable and adequate for our business as presently conducted. See "Note 6—Leases" in the notes to the accompanying consolidated financial statements for further discussion of our leases.

ITEM 3 - LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, that may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows. See "Note 17—Commitments and Contingencies" in the notes to the accompanying consolidated financial statements for information about certain legal matters.

Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the ticker symbol "GPN." As of February 16, 2021, there were 13,490 shareholders of record.

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

The following graph compares our cumulative shareholder returns with the Standard & Poor's Information Technology Index and the Standard & Poor's 500 Index for the years ended December 31, 2020, 2019 and 2018, 2017, and the 2016 fiscal transition period and the year ended May 31, 2016. The line graph assumes the investment of $100 in our common stock, the Standard & Poor's ("S&P") 500 Index and the Standard & Poor's Information Technology Index on May 31, 2015 and assumes reinvestment of all dividends.

COMPARISON OF 6 YEAR CUMULATIVE TOTAL RETURN*
Among Global Payments Inc., the S&P 500 Index
and the S&P Information Technology Index

*$100 invested on May 31, 2015 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	Global Payments	S&P 500 Index	S&P Information Technology Index

May 31, 2015	$100.00	$100.00	$100.00
May 31, 2016	148.95	101.72	103.32
December 31, 2016	133.12	109.96	114.53
December 31, 2017	192.33	133.96	159.00
December 31, 2018	197.95	128.09	158.54
December 31, 2019	350.86	168.42	238.27
December 31, 2020	415.89	199.41	342.85

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2020.

Issuer Purchases of Equity Securities

Information about the shares of our common stock that we repurchased during the quarter ended December 31, 2020 is set forth below:

Period	Total Number of Shares Purchased (1)	Approximate Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)

				(in millions)

October 1-31, 2020	1,412	$177.49	—	$—
November 1-30, 2020	822,592	182.79	—	—
December 1-31, 2020	471,809	207.33	—	—
Total	1,295,813	$191.72	—	$1,020.0

(1)Our board of directors authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase plans, discretionary open-market purchases or privately negotiated transactions.

During the quarter ended December 31, 2020, pursuant to our employee incentive plans, we withheld 86,214 shares at an average price per share of $213.96 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which we withheld at fair market value on the vesting date.

(2)On January 28, 2021, the board of directors increased its authorization to repurchase shares of our common stock to $1,500 million, inclusive of prior share repurchase programs authorized by the board and repurchases made thereunder. As of December 31, 2020, the approximate dollar value of shares that may yet be purchased under our share repurchase program was $1,020.0 million. The authorizations by our board of directors do not expire, but could be revoked at any time. In addition, we are not required by any of our board's authorizations or otherwise to complete any repurchases by any specific time or at all.

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

	Years Ended December 31,				Seven Months Ended December 31, 2016	Year Ended May 31,
	2020	2019	2018	2017		2016

	(in thousands, except per share data)

Income statement data:
Revenues	$7,423,558	$4,911,892	$3,366,366	$3,975,163	$2,202,896	$2,898,150
Operating income	893,953	791,417	737,055	558,868	237,951	424,944
Net income	605,100	469,276	484,667	494,070	137,683	290,217
Net income attributable to Global Payments	584,520	430,613	452,053	468,425	124,931	271,666

Per share data:
Basic earnings per share	$1.95	$2.17	$2.85	$3.03	$0.81	$2.05
Diluted earnings per share	1.95	2.16	2.84	3.01	0.81	2.04
Cash dividends declared per common share	0.78	0.225	0.04	0.04	0.02	0.04

Balance sheet data (at period end):
Total assets	$44,201,545	$44,480,162	$13,230,774	$12,998,069	$10,664,350	$10,509,952
Settlement lines of credit	358,698	463,237	700,486	635,166	392,072	378,436
Long-term debt	9,293,764	9,125,501	5,130,243	4,659,716	4,438,612	4,515,286
Total equity	27,487,044	28,054,989	4,186,343	3,965,231	2,779,342	2,877,404

Our financial results for the year ended December 31, 2020 reflect the unfavorable effects of the COVID-19 pandemic on our revenues as governments took actions to encourage social distancing and implemented shelter-in-place directives, slightly offset by cost-saving actions, such as reductions in employee compensation costs and discretionary spending, to help mitigate the financial effects of the COVID-19 pandemic. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the effects of the COVID-19 pandemic.

As more fully described in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying consolidated financial statements, we adopted a new revenue accounting standard on January 1, 2018 that results in revenue being presented net of certain fees that we pay to third parties, including payment networks. This change in presentation affected our reported revenues and operating expenses for all periods after the year ended December 31, 2017 by the same amount and had no effect on operating income.

The selected financial data in the table above reflect the effects of acquisitions and borrowings to fund certain of those acquisitions. Notably, in 2019, we completed the Merger for total purchase consideration of $24.5 billion, primarily funded with shares of our common stock. We also restructured our long-term debt facilities to include a $5.0 billion credit facility, consisting of a senior unsecured $2.0 billion term loan and a $3.0 billion revolving loan facility, and unsecured senior notes of $3.0 billion. In addition, we also assumed $3.0 billion of TSYS' unsecured senior notes in the Merger. See "Note 2—Acquisitions" and "Note 8—Long-Term Debt and Lines of Credit," respectively, in the notes to the accompanying consolidated financial statements for further discussion of our acquisitions and borrowing arrangements.

Operating income, net income, net income attributable to Global Payments and basic and diluted earnings per share in the table above reflect acquisition and integration expenses of $320.0 million for the year ended December 31, 2020, $255.6 million for the year ended December 31, 2019, $56.1 million for the year ended December 31, 2018, $94.6 million for the year ended December 31, 2017, $91.6 million for the seven months ended December 31, 2016 and $51.3 million for the year ended May 31, 2016.

Net income, net income attributable to Global Payments and basic and diluted earnings per share in the table above also reflect the following:

(a) the effects of a net income tax benefit of $23.3 million in connection with adjustments made to accounting estimates associated with the U.S. Tax Cuts and Jobs Act of 2017 ("2017 U.S. Tax Act") for the year ended December 31, 2018 and a provisional net income tax benefit of $158.7 million recorded in connection with the 2017 U.S. Tax Act for the year ended December 31, 2017; and

(b) a gain of $27.7 million and $41.2 million for the year ended December 31, 2020 and the seven months ended December 31, 2016, respectively, recognized in connection with the sale of our membership interests in Visa Europe Limited.

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

Discussions of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 that have been omitted under this item can be found in "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2019, which was filed with the United States Securities and Exchange Commission on February 21, 2020.

Executive Overview

We are a leading pure play payments technology company delivering innovative software and services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. See "Note 16—Segment Information" in the notes to the accompanying consolidated financial statements for additional information about our segments.

On September 18, 2019, we consummated our merger with Total System Services, Inc. ("TSYS") (the "Merger") for total purchase consideration of $24.5 billion, primarily funded with shares of our common stock. Prior to the Merger, TSYS was a leading global payments provider, offering seamless, secure and innovative solutions to issuers, merchants and consumers. Consolidated operating results for the year ended December 31, 2020 reflect a full year of the acquired operations of TSYS, while the prior year includes the acquired operations of TSYS only from the acquisition date through December 31, 2019. We continue to focus on merger and integration activities, such as combining business operations, aligning go-to-market strategies, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies. We also continue to invest in software and hardware to support the development of new technologies, infrastructure to support our growing business and continued consolidation and enhancement of our operating platforms. See "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements for further discussion of the Merger.

Effects of COVID-19 on Our Business

In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. The pandemic has caused and may continue to cause significant disruptions to businesses and markets worldwide as the virus continues to spread or has a resurgence in certain jurisdictions. The pandemic and measures to prevent its spread affected our financial results during 2020. As governments took actions to encourage social distancing and implement shelter-in-place directives, spending and transaction volumes decreased beginning in mid-March 2020. We saw improvement in our financial results and positive trends during the latter half of 2020 as certain state and local governments in the United States and abroad began to gradually ease restrictions, certain businesses reopened and spending increased. While we continue to see signs of economic recovery, the rate of recovery has been affected by the recent reinstatement of restrictions in certain jurisdictions both in the United States and internationally due to a resurgence of the virus.

We have taken a number of actions to preserve our available capital and provide financial flexibility in response to the effects of COVID-19 on our business, including temporarily suspending our share repurchase program during the second and third quarters of 2020 and reducing our planned capital investments in the business. We also implemented cost-saving actions, such as reductions in employee compensation costs and discretionary spending, to help mitigate the financial effects of the COVID-19 pandemic. We continue to closely monitor the evolving effects of the COVID-19 pandemic; however, the implications on future global economic conditions and related effects on our business and financial condition are difficult to predict due to uncertainties around the ultimate severity, scope and duration of the pandemic, the availability and effectiveness of treatments or vaccines and the direction or extent of current or future restrictive actions that may be imposed by governments or public health authorities. While we expect the COVID-19 pandemic will continue to have an adverse effect on our revenues and earnings in 2021, we do expect a steady and progressive recovery throughout the year.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results related to the effects of the COVID-19 pandemic, see “Item 1A – Risk Factors.”

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

The industry continues to grow as a result of wider merchant acceptance and increased use of credit and debit cards, advances in payment processing technology and migration to ecommerce, omnichannel and contactless payment solutions. The proliferation of credit and debit cards, as well as other digital payment solutions, has made the acceptance of electronic payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. Further, the expanding digitization of the economy and availability and access to financial services increases the demand for cards and electronic payments, which in turn drives growth in acceptance and transaction volumes.

The outbreak of the COVID-19 virus in 2020 introduced numerous economic and operational challenges for many industries and businesses. However, the outbreak has also accelerated the use of electronic payments, the need for development of technologies and electronic-based solutions and expansion of ecommerce, omnichannel and contactless payment solutions. We believe that the number of electronic payment transactions will continue to grow and that an increasing percentage of these will be facilitated through emerging technologies. As a result, we expect an increasing portion of our future capital investment will be allocated to support the development of new and emerging technologies.

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

We provide payment technology and software solutions to customers and fund settlement either directly, in markets where we have direct membership with the payment networks, or through our relationship with a member financial institution in markets where we are sponsored. Revenues are generally recognized in the amount of customer billing, net of interchange fees and payment network fees. We market our services through a variety of relationship-led and technology enabled distribution channels, including a direct sales force, trade associations, agent and enterprise software providers and referral arrangements with value-added resellers ("VARs"). We also sell services to ISOs and financial institutions. In certain of these arrangements, the ISO receives a share of the customer profitability in the form of a monthly residual payment, which is reflected as a component of selling, general and administrative expenses in the consolidated statements of income.

Issuer Solutions. Issuer Solutions segment revenues are derived from long-term processing contracts with financial institutions and other financial services providers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed, and other processing services for cardholder accounts on file. Most of these contracts have prescribed annual minimums, penalties for early termination, and service level agreements that may affect contractual fees if specific service levels are not achieved. Issuer Solutions revenues also include loyalty redemption services and professional services.

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

Equity in Income of Equity Method Investments

As a result of the Merger, we have equity method investments, including a 45% investment in China UnionPay Data Co., Ltd., which we account for using the equity method of accounting. Equity in income of equity method investments reflects our proportional share of earnings from these investments.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth key selected financial data for the years ended December 31, 2020 and 2019, this data as a percentage of total revenues, and the changes between periods in dollars and as a percentage of the prior-period amount. The income statement data for the years ended December 31, 2020 and 2019 are derived from the accompanying consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

	Year Ended December 31,		Year Ended December 31,
(dollar amounts in thousands)	2020	% of Revenue(1)	2019	% of Revenue(1)	Change	% Change
Revenues(2):
Merchant Solutions	$4,688,335	63.2%	$4,098,580	83.4%	$589,755	14.4%
Issuer Solutions	1,981,435	26.7%	604,654	12.3%	1,376,781	NM
Business and Consumer Solutions	829,505	11.2%	227,440	4.6%	602,065	NM
Intersegment eliminations	(75,717)	(1.0)%	(18,782)	(0.4)%	(56,935)	NM
Consolidated revenues	$7,423,558	100.0%	$4,911,892	100.0%	$2,511,666	51.1%

Consolidated operating expenses(2):
Cost of service	$3,650,727	49.2%	$2,073,803	42.2%	$1,576,924	76.0%
Selling, general and administrative	2,878,878	38.8%	2,046,672	41.7%	832,206	40.7%
Operating expenses	$6,529,605	88.0%	$4,120,475	83.9%	$2,409,130	58.5%

Operating income (loss)(2)(3):
Merchant Solutions	$1,162,741	15.7%	$1,148,975	23.4%	$13,766	1.2%
Issuer Solutions	277,651	3.7%	82,172	1.7%	195,479	NM
Business and Consumer Solutions	138,630	1.9%	19,473	0.4%	119,157	NM
Corporate	(685,069)	(9.2)%	(459,203)	(9.3)%	(225,866)	49.2%
Operating income	$893,953	12.0%	$791,417	16.1%	$102,536	13.0%

Operating margin(2):
Merchant Solutions	24.8%		28.0%		(3.2)%
Issuer Solutions	14.0%		13.6%		0.4%
Business and Consumer Solutions	16.7%		8.6%		8.1%

NM = Not meaningful.

(1) Percentage amounts may not sum to the total due to rounding.

(2) Revenues, consolidated operating expenses, operating income (loss) and operating margin reflect the effects of acquired businesses from the respective acquisition dates. For further discussion, see "Note 2—Acquisitions" in the notes to the accompanying consolidated financial statements.

(3) During the years ended December 31, 2020 and 2019, operating income for our Merchant Solutions segment reflected the effect of acquisition and integration expenses of $7.0 million and $56.1 million. Operating loss for Corporate included acquisition and integration expenses of $313.0 million and $199.5 million during the years ended December 31, 2020 and 2019, respectively. Acquisition and integration expenses were primarily related to the Merger.

Revenues

Consolidated revenues for the year ended December 31, 2020 increased by 51.1% to $7,423.6 million, compared to $4,911.9 million for the prior year, primarily due to additional revenues from the acquired operations of TSYS. Revenues from the acquired operations of TSYS were $4,205.2 million for the year ended December 31, 2020, compared to $1,215.0 million for the prior year. Starting in mid-March 2020, COVID-19 had an unfavorable effect on our revenues; however, we saw improvements throughout the latter half of 2020.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment increased to $4,688.3 million, compared to $4,098.6 million for the prior year, primarily due to additional revenues from the acquired operations of TSYS. Starting in mid-March, COVID-19 had an unfavorable effect on our revenues as a result of a reduction in spending and transaction volumes and closures of certain of our customer businesses throughout North America, Europe and Asia Pacific. We saw improvement in our financial results during the latter half of 2020 as state and local governments in the United States and governments abroad began to gradually ease pandemic-related restrictions and spending increased. While we continue to see signs of economic recovery, the rate of recovery has been affected by the reinstatement of restrictions in certain jurisdictions due to a resurgence of the virus during the fourth quarter.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the year ended December 31, 2020 was $1,981.4 million, compared to $604.7 million for the prior year, primarily reflecting revenues from the acquired operations of TSYS. Starting in mid-March, COVID-19 had an unfavorable effect on our revenues as a result of lower transaction volumes, particularly related to the processing of commercial cards. We saw improvement in our financial results during the latter half of 2020 as state and local governments in the United States and governments abroad began to gradually ease pandemic-related restrictions. While we continue to see signs of economic recovery, the rate of recovery has been affected by the reinstatement of restrictions in certain jurisdictions due to a resurgence of the virus during the fourth quarter.

Business and Consumer Solutions Segment. Revenues from our Business and Consumer Solutions segment for the year ended December 31, 2020 was $829.5 million, compared to $227.4 million for the prior year, reflecting revenues from the acquired operations of TSYS. Our Business and Consumer Solutions segment experienced an unfavorable effect on revenues starting in mid-March due to reduced consumer spending as a result of COVID-19; however, these declines were mitigated by revenues from our customers loading individual stimulus payments and federal supplementary unemployment insurance distributions resulting from the Coronavirus Aid, Relief and Economic Security Act in the second and third quarters. Additionally, we saw improvement in our financial results throughout the latter half of 2020 from increases in consumer spending as state and local governments in the United States began to gradually ease restrictions. Additional stimulus payment distributions in 2021 to provide relief from the effect of the COVID-19 pandemic could have a positive effect on our revenues; however, the ultimate timing and magnitude is difficult to predict.

Operating Expenses

Cost of Service. Cost of service for the year ended December 31, 2020 increased by 76.0% to $3,650.7 million, compared to $2,073.8 million for the prior year, primarily due to additional costs associated with the acquired operations of TSYS, including the amortization of intangibles. Cost of service for the year ended December 31, 2020 reflects amortization of acquired intangibles of $1,256.9 million, compared to $667.1 million for the prior year. The year ended December 31, 2019 also reflects integration expenses of $41.8 million. Cost of service as a percentage of revenues increased to 49.2% for the year ended December 31, 2020, compared to 42.2% for the prior year, primarily due to the increase in amortization of acquired intangibles.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2020 increased by 40.7% to $2,878.9 million, compared to $2,046.7 million for the prior year. The increase in selling, general and administrative expenses compared to the prior year was primarily due to additional costs associated with the acquired operations of TSYS. Additionally, selling, general and administrative expenses included acquisition and integration expenses of $319.5 million, compared to $213.8 million for the prior year. Selling, general and administrative expenses as a percentage of revenues decreased to 38.8% for the year ended December 31, 2020, compared to 41.7% for the prior year, primarily due to the favorable effects of Merger-related cost synergies and cost-saving actions taken to mitigate the financial effects of the COVID-19 pandemic.

Corporate. Corporate expenses increased by $225.9 million to $685.1 million for the year ended December 31, 2020, compared to $459.2 million for the prior year, primarily due to additional expenses associated with the acquired operations of TSYS and an increase in acquisition and integration expenses primarily due to the Merger. During the years ended December 31, 2020 and 2019, Corporate expenses included acquisition and integration expenses of $313.0 million and $199.5 million, respectively. Certain of these Merger-related integration activities resulted in the recognition of one-time employee termination benefits. During the years ended December 31, 2020 and 2019, Corporate expenses included charges for employee termination benefits of $83.3 million and $57.1 million, respectively, which included $6.7 million and $17.3 million, respectively, of share-based compensation expense. In addition, during the year ended December 31, 2019, we wrote-off capitalized software and other assets of $40.2 million for legacy Global Payments technology that will no longer be utilized for the combined company. We expect to incur additional charges as Merger-related integration activities continue in 2021.

Operating Income and Operating Margin

Consolidated operating income for the year ended December 31, 2020 increased to $894.0 million, compared to $791.4 million for the prior year. Operating margin for the year ended December 31, 2020 decreased to 12.0%, compared to 16.1% for the prior year. Consolidated operating income for the year ended December 31, 2020 includes income from the acquired operations of TSYS of $538.0 million compared to $78.7 million for the prior year. Consolidated operating income for the year ended December 31, 2020 reflects an increase in amortization of acquired intangibles and acquisition and integration expenses of $589.8 million and $64.4 million, respectively, compared to the prior year. The unfavorable effects of COVID-19 on our revenues and incremental expenses directly related to COVID-19 also negatively affected consolidated operating income and operating margin compared to the prior year. We saw improvement in our financial results and positive trends throughout the latter half of 2020 as a result of the recovery seen across our markets. Further, Merger-related cost synergies and cost-saving actions taken to mitigate the financial effects of the COVID-19 pandemic had a favorable effect on operating income and operating margin for the year ended December 31, 2020.

Merchant Solutions Segment. Operating income in our Merchant Solutions segment was $1,162.7 million for the year ended December 31, 2020, compared to $1,149.0 million for the prior year. Operating income and operating margin in our Merchant Solutions segment reflect additional income from the acquired operations of TSYS, partially offset by the unfavorable effects of COVID-19 on our revenues, which negatively affected operating income and operating margin during 2020. We saw improvement in our financial results and positive trends throughout the latter half of 2020 as a result of the recovery seen across our geographic markets. Further, Merger-related cost synergies and cost-saving actions taken to mitigate the financial effects of the COVID-19 pandemic had a favorable effect on operating income and operating margin for the year ended December 31, 2020.

Issuer Solutions and Business and Consumer Solutions Segments. Operating income in our Issuer Solutions and Business and Consumer Solutions segments primarily reflects the additional income from the acquired operations of TSYS.

Other Income/Expense, Net

Interest and other income for the year ended December 31, 2020 increased by $12.1 million to $43.6 million, compared to the prior year, primarily due to a gain of $27.7 million in connection with the release and conversion of a portion of our Visa convertible preferred shares. See "Note 7—Other Assets" in the notes to the accompanying consolidated financial statements for further discussion of this transaction. Interest and other income for the year ended December 31, 2019 included interest earned on the net proceeds from the issuance of our unsecured senior notes while they were in escrow.

Interest and other expense for the year ended December 31, 2020 increased by $38.6 million to $343.5 million, compared to the prior year, as a result of the increase in our average outstanding borrowings. Interest expense for the year ended December 31, 2019 included fees and charges of $30.4 million in connection with financing activities related to the Merger. These fees and charges included fees associated with bridge financing and charges for the write-off of unamortized debt issuance costs related to borrowings under the credit facility that was extinguished prior to the completion of the Merger.

Income Tax Expense

Our effective income tax rate for the years ended December 31, 2020 and 2019 was 13.0% and 12.0%, respectively. Our effective tax rate for the year ended December 31, 2020 reflects the benefit of tax credits, foreign interest income not subject to tax, excess tax benefits from equity awards and the foreign-derived intangible income deduction. Our effective tax rate for the year ended December 31, 2019 reflects the effect of the discrete benefits related to the Merger, principally the reduction of our U.S. deferred tax liability resulting from the effects of the Merger on the apportionment of income among states, and a benefit from the foreign-derived intangible income deduction and tax credits.

Net Income Attributable to Global Payments

Net income attributable to Global Payments increased to $584.5 million compared to $430.6 million for the prior-year period, reflecting the change in operating income and additional equity in income of equity method investments.

Diluted Earnings per Share

Diluted earnings per share was $1.95 compared to $2.16 for the prior year. Diluted earnings per share for the year ended December 31, 2020 reflects the additional income from the acquired operations of TSYS. Additionally, diluted earnings per share for the year ended December 31, 2020 reflects an increase in the weighted-average number of shares outstanding as a result of issuing common shares as purchase consideration in the Merger.

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

We believe that our current level of cash and borrowing capacity under our senior unsecured revolving credit facility, together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. We temporarily implemented measures to preserve liquidity, taking into account the potential effects of COVID-19, including the reduction of certain operating expenses, including compensation costs, other discretionary expenses and planned capital expenditures. We also temporarily suspended repurchases of our common stock during the second and third quarters of 2020. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, through the issuance of debt or equity or by other means.

At December 31, 2020, we had cash and cash equivalents totaling $1,945.9 million. Of this amount, we consider $1,100.9 million to be available for general purposes, of which $32.3 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $1,100.9 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of a processing obligation the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash to collateralize Merchant Reserves strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability include amounts collected prior to remittance to or at the direction of our customers.

We also had restricted cash of $143.9 million as of December 31, 2020, representing amounts deposited by customers for prepaid card transactions. These balances are considered cardholder funds held and are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $2,314.2 million and $1,391.3 million for the years ended December 31, 2020 and 2019, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations, and by the effects of businesses we acquire that have different working capital requirements. Changes in settlement processing assets and obligations increased operating cash flows by $125.9 million and $213.7 million during the years ended December 31, 2020 and 2019, respectively. The increase in cash flows from operating activities from the prior year was primarily due to the increase in net earnings before certain noncash items, including amortization of acquired intangibles and depreciation and amortization of property and equipment, primarily as a result of the additional income from the acquired operations of TSYS.

We used net cash in investing activities of $438.3 million and $917.1 million during the years ended December 31, 2020 and 2019, respectively. Cash used for investing activities primarily represents cash used to fund acquisitions, net of cash and restricted cash acquired, and capital expenditures. During the year ended December 31, 2020, we used cash of $167.9 million for acquisitions, and recorded a cash inflow of $119.4 million from restricted cash balances acquired during the year. During the year ended December 31, 2019, we used cash of $1,093.6 million for acquisitions. Cash from investing activities for the year ended December 31, 2020 also reflects cash received from the sale of Visa common shares of $27.7 million.

We made capital expenditures of $436.2 million and $307.9 million to purchase property and equipment during the years ended December 31, 2020 and 2019, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and continued consolidation and enhancement of our operating platforms. We will continue to make significant capital investments in the business, and we anticipate capital expenditures and other investments in the business will slowly return to near pre-COVID levels. However, we continue to monitor the effects of COVID-19 and adjust our future level of capital investments accordingly.

Financing activities include borrowings and repayments made under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 8—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, cash distributions made to our shareholders, and cash distributions to or purchase of shares from noncontrolling interests. Cash flows from financing activities used net cash of $1,546.1 million and $28.7 million during the years ended December 31, 2020 and 2019, respectively.

Proceeds from long-term debt were $2,401.1 million and $7,203.9 million for the years ended December 31, 2020 and 2019, respectively. Repayments of long-term debt were $2,342.1 million and $6,484.7 million for the years ended December 31, 2020 and 2019, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans. On May 15, 2020, we issued $1.0 billion in aggregate principal amount of senior unsecured notes. We used the net proceeds from this offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes. For the year ended December 31, 2019, in connection with financing activities associated with the Merger, we received proceeds of $2,973.2 million from the issuance of senior unsecured notes and $2,868.0 million from our senior unsecured credit facility. We used these proceeds to repay TSYS' unsecured revolving credit facility, to refinance certain of our existing indebtedness, to fund cash payments made in lieu of fractional shares payable in accordance with the terms of the Merger and to pay transaction fees and costs related to the Merger. During the year ended December 31, 2019, repayments of long-term debt also included $5,127.5 million for the repayment of all outstanding principal under our secured term loan and revolving credit facility, which we extinguished in connection with the Merger.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the years ended December 31, 2020 and 2019, we had net repayments of settlement lines of credit of $133.3 million and $236.5 million, respectively.

We repurchase our common stock, mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the years ended December 31, 2020 and 2019, we used cash of $631.1 million and $311.4 million, respectively, to repurchase shares of our common stock. We temporarily suspended repurchases of our common stock during the second and third quarters of 2020, and reactivated our repurchase program in the fourth quarter of 2020. As of December 31, 2020, we had $1,020.0 million of share repurchase authority remaining under a share repurchase program authorized by our board of directors. On January 28, 2021, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.5 billion. On February 10, 2021, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $500 million of our common stock. In exchange for an up-front payment of $500 million, the financial institution committed to deliver a number of shares during the ASR program purchase period, which will end on March 31, 2021. On February 12, 2021, 2,090,713 shares were initially delivered to us.

We paid dividends to our common shareholders in the amounts of $233.2 million and $63.5 million during the years ended December 31, 2020 and 2019. During the year ended December 31, 2019, we funded assumed dividends payable (declared by TSYS' board of directors prior to consummation of the Merger) to former TSYS shareholders in the amount of $23.2 million.

During the years ended December 31, 2020 and 2019, we made distributions to noncontrolling interest in the amounts of $26.2 million and $31.6 million, respectively. During the year ended December 31, 2020, we paid $578.2 million to noncontrolling interest holders to increase our controlling financial interest in Comercia Global Payments Entidad de Pago, S.L. (“Comercia”) from 51% to 80%. We funded the transaction with a combination of available cash resources and borrowings on our unsecured revolving credit facility.

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

On May 15, 2020, we issued $1.0 billion in aggregate principal amount of 2.900% senior unsecured notes due May 2030 and received proceeds of $996.7 million. We incurred debt issuance costs of approximately $8.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2020. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes.

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

In addition, in connection with the Merger, we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750.0 million aggregate principal amount of 3.800% senior notes due 2021; (ii) $550.0 million aggregate principal amount of 3.750% senior notes due 2023; (iii) $550.0 million aggregate principal amount of 4.000% senior notes due 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 3.800% senior notes due 2021 and the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 3.750% senior notes due 2023, the 4.000% senior notes due 2023 and the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1.

Senior Unsecured Credit Facilities

We have a term loan credit agreement ("Term Loan Credit Agreement") and a revolving credit agreement ("Unsecured Revolving Credit Agreement") in each case with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Term Loan Credit Agreement provides for a senior unsecured $2.0 billion term loan facility, and the Unsecured Revolving Credit Agreement provides for a senior unsecured $3.0 billion revolving credit facility. Borrowings under the term loan facility were made in U.S. dollars and borrowings under the revolving credit facility are available to be made in U.S. dollars, euros, sterling, Canadian dollars and, subject to certain conditions, certain other currencies at our option. Borrowings in U.S. dollars and certain other London Interbank Offered Rate ("LIBOR")-quoted currencies will bear interest, at our option, at a rate equal to either (1) the rate (adjusted for any statutory reserve requirements for eurocurrency liabilities) for eurodollar deposits in the London interbank market, (2) a floating rate of interest set forth on the applicable LIBOR screen page designated by Bank of America or (3) the highest of (a) the federal funds effective rate plus 0.5%, (b) the rate of interest as publicly announced by Bank of America as its "prime rate" or (c) LIBOR plus 1.0%, in each case, plus an applicable margin. As of December 31, 2020, borrowings outstanding under the term loan facility and the revolving credit facility were $2.0 billion and $36.0 million, respectively.

We continue to monitor developments related to the anticipated transition from LIBOR to an alternative benchmark reference rate, such as the Secured Overnight Financing Rate ("SOFR"), beginning January 1, 2022. Additionally, we maintain contact with our lenders and other stakeholders to evaluate the potential effects of these changes on any future financing activities.

As of December 31, 2020, the interest rates on the term loan facility and the revolving credit facility were 1.52% and 1.48%, respectively. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the revolving credit facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating. Beginning on December 31, 2022, and at the end of each quarter thereafter, the term loan facility must be repaid in quarterly installments in the amount of 2.50% of original principal through the maturity date with the remaining principal balance due upon maturity in September 2024. The revolving credit facility also matures in September 2024.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of December 31, 2020, the total available commitments under the revolving credit facility were $2.1 billion.

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

Compliance with Covenants

The senior unsecured term loan and revolving credit facilities contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of December 31, 2020, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of December 31, 2020.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of December 31, 2020 and 2019, a total of $64.5 million and $74.5 million, respectively, of cash on deposit was used to determine the available credit.

As of December 31, 2020, we had $358.7 million outstanding under these lines of credit with additional capacity to fund settlement of $1,507.6 million. During the year ended December 31, 2020, the maximum and average outstanding balances under these lines of credit were $752.5 million and $341.4 million, respectively. The weighted-average interest rate on these borrowings was 2.35% at December 31, 2020.

See "Note 6—Leases" and "Note 8—Long-Term Debt and Lines of Credit" in the notes to the accompanying consolidated financial statements for further information about our borrowing agreements and our lease liabilities.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenues, results of operations, liquidity, capital expenditures or capital resources, other than the guarantee services described in "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying consolidated financial statements.

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of such agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2020.

Commitments and Contractual Obligations

The following table summarizes estimates of our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Future Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

	(in thousands)
Long-term debt	$9,151,237	$806,834	$1,358,403	$2,786,000	$4,200,000
Interest on long-term debt(1)	2,300,558	307,243	533,413	371,469	1,088,433
Operating lease obligations(2)	633,190	122,002	183,476	122,817	204,895
Settlement lines of credit	358,698	358,698	—	—	—
Purchase obligations(3)	1,279,965	292,865	290,096	169,504	527,500
Finance lease obligations(2)	80,653	25,841	36,296	18,516	—

(1) Interest on long-term debt is based on effective rates and amounts borrowed as of December 31, 2020 and includes the estimated effect of interest rate swaps. Since the contractual rates for our long-term debt and settlements on our interest rate swaps are variable, actual cash payments may differ from the estimates provided.

(2) Operating lease obligations did not include approximately $147.5 million for operating leases that had not yet commenced at December 31, 2020. Finance lease obligations did not include approximately $18.1 million for finance leases that has not yet commenced as of December 31, 2020.

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

Business Combinations

From time to time, we make strategic acquisitions that may have a material effect on our consolidated results of operations and financial position. The measurement principle for the assets acquired and the liabilities assumed in a business combination is at estimated fair value as of the acquisition date, with certain exceptions. The excess of the total consideration transferred over the amount of the net identifiable assets acquired determined in accordance with the measurement guidance for such items is recorded as goodwill.

The estimates we use to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation specialists, when necessary, to assist in the fair value determination of significant acquired long-lived assets. The estimated fair values of customer-related and contract-based intangible assets are generally determined using the income approach, which is based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rates used represented a risk adjusted market participant weighted-average cost of capital, derived using customary market metrics. These measures of fair value also require considerable judgments about future events, including forecasted revenue growth rates, forecasted customer attrition rates, contract renewal estimates and technology changes. Acquired technologies are generally valued using the replacement cost method, which requires us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names are generally valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted-average cost of capital. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay in order to achieve the benefits associated with the trade name.

While we use our best estimates and assumptions to determine the fair values of the assets acquired and the liabilities assumed, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to our consolidated statements of income. We are also required to estimate the useful lives of intangible assets to determine the period over which to recognize the amount of acquisition-related intangible assets as an expense. Certain assets may be considered to have indefinite useful lives. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.

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

The quantitative assessment compares the fair value of the reporting unit to its carrying amount, and recognizes an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. When applying the quantitative assessment, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions.

Our reporting units consist of the following: North America Payment Solutions, Integrated Solutions, Vertical Market Software Solutions, Europe Merchant Solutions, Spain Merchant Solutions, Asia-Pacific Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. As of October 1, 2020, we performed a quantitative assessment of impairment for our Issuer Solutions and Business and Consumer Solutions reporting units and a qualitative assessment for all other reporting units. We determined on the basis of the quantitative assessment of our Issuer Solutions and Business and Consumer Solutions reporting units that the fair value of each reporting unit is equal to or greater than its respective carrying amount. Additionally, we determined on the basis of the qualitative factors that the fair value of other reporting units was not more likely than not less than the respective carrying amounts. Our current year assessments also included consideration of the expected near term effects of the COVID-19 pandemic on revenues and our cost mitigation efforts, as well as longer term performance expectations. We believe that the fair value of each of our reporting units is substantially in excess of its carrying amount, except for Issuer Solutions and Business and Consumer Solutions for which the respective carrying amounts approximate fair value since they were recently acquired in the Merger.

Intangible and Long-lived Assets— Intangible assets are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks and trade names are based on an estimate of the period over which we will earn revenues for the related brands, including contemplation of any future plans to phase out the trademarks and trade names in the applicable markets.

We use the straight-line method of amortization for our amortizable acquired technologies, trademarks and trade names and contract-based intangibles. Amortization for most of our customer-related intangible assets is determined using an accelerated method. Under this accelerated method, the first step in determining the amortization expense for any period is that we divide the expected cash flows for that period that were used in determining the acquisition-date fair value of the asset divided by the expected total cash flows over the estimated life of the asset. We then multiply that ratio by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. We believe that our accelerated method reflects the expected pattern of the benefit to be derived from the acquired customer relationships. We did not make any significant adjustments to the amortization schedules of our intangible assets during the year ended December 31, 2020.

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

Capitalization of Internal-Use Software

We develop software that is used in providing services to customers. Capitalization of internal-use software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are recognized as expense as incurred. Currently unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to merchant attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. The carrying amount of internal-use software, including work-in-progress, at December 31, 2020 was $606.3 million. Costs capitalized during the year ended December 31, 2020 totaled $230.3 million. Internal-use software is amortized over its estimated useful life, which is typically 2 to 10 years, in a manner that best reflects the pattern of economic use of the assets.

During the fourth quarter of 2019, we preliminarily determined our target technology architecture for the combined company. As a result, we wrote-off capitalized software assets of $31.1 million related to legacy Global Payments technology that will no longer be utilized.

Revenue Recognition

In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), we apply judgment in the determination of performance obligations, in particular related to large customer contracts within the Issuer Solutions segment. Performance obligations in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, we must apply judgment to determine whether promised services are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised services are combined and accounted for as a single performance obligation. In addition, a single performance obligation may comprise a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer.

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

We believe our tax return positions are fully supportable; however, we recognize the benefit for tax positions only when it is more likely than not that the position will be sustained based on its technical merits. Issues raised by a tax authority may be resolved at an amount different than the related benefit recognized. When facts and circumstances change (including an effective settlement of an issue or statute of limitations expiration), the effect is recognized in the period of change. The unrecognized tax benefits that exist at December 31, 2020 would affect our provision for income taxes in the future, if recognized. Judgment is required to determine whether or not some portion or all of our deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of our deferred tax assets, then these deferred tax assets are adjusted through our provision for income taxes in the period in which this determination is made.

Effect of New Accounting Pronouncements - Recently Issued Pronouncements Not Yet Adopted

From time-to-time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. Refer to "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying consolidated financial statements for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Certain of our operations are conducted in foreign currencies. Consequently, a portion of our revenues and expenses may be affected by fluctuations in foreign currency exchange rates. We have not historically hedged our translation risk on foreign currency exposure, but we may do so in the future. For the year ended December 31, 2020, currency exchange rate fluctuations reduced our consolidated revenues by approximately $4.9 million and reduced our operating income by approximately $0.5 million compared to the prior year, calculated by converting revenues and operating income, respectively, for the current year, excluding revenues and operating income from current year acquisitions, in local currencies using exchange rates for the prior year.

Generally, the functional currency of our various subsidiaries is their local currency. We are exposed to currency fluctuations on transactions that are not denominated in the functional currency. Gains and losses on such transactions are included in determining net income for the period. We seek to mitigate our foreign currency risk through timely settlement of transactions and cash flow matching, when possible. For the year ended December 31, 2020, our transaction gains and losses were insignificant.

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

We have a senior unsecured $2.0 billion term loan facility and a senior unsecured $3.0 billion revolving credit facility, as well as various lines of credit that we use to fund settlement in certain of our markets, each of which bears interest at rates that are based on market rates and fluctuate accordingly. As of December 31, 2020, the amount outstanding under these variable-rate debt arrangements and settlement lines of credit was $2.4 billion.

The interest earned on our invested cash and the interest paid on our debt are based on variable interest rates; therefore, the exposure of our net income to a change in interest rates is partially mitigated as an increase in rates would increase both interest income and interest expense, and a reduction in rates would decrease both interest income and interest expense. Under our current policies, we may selectively use derivative instruments, such as interest rate swaps or forward rate agreements, to manage all or a portion of our exposure to interest rate changes. We have entered into interest rate swaps that reduce a portion of our exposure to market interest rate risk on certain of our variable-rate debt as discussed in "Note 8—Long-Term Debt and Lines of Credit" in the notes to our accompanying consolidated financial statements.

Based on balances outstanding under variable-rate debt agreements and invested cash balances at December 31, 2020, a hypothetical increase of 50 basis points in applicable interest rates as of December 31, 2020 would increase our annual interest expense by approximately $3.8 million and increase our annual interest income by approximately $1.9 million.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with the applicable accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Revenue Recognition - Issuer Solutions - Refer to Notes 1 and 3 to the financial statements.

Critical Audit Matter Description

The Company enters into long-term revenue contracts with its Issuer Solutions customers. Issuer Solutions customer contracts may include multiple promises, including processing services, loyalty redemption services and professional services to financial institutions and other financial services providers. The Company has determined that the processing services and loyalty redemption services represent stand-ready performance obligations comprising a series of distinct days of services that are substantially the same and have the same pattern of transfer to the customer. Professional services representing performance obligations are satisfied over time.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's Issuer Solutions revenue transactions, specifically its identification of the performance obligations in contracts with its customers, included the following, among others:

•We evaluated the effectiveness of controls over Issuer Solutions contract revenue, including controls over the identification of performance obligations.
•We selected a sample of Issuer Solutions contracts and evaluated whether the performance obligations were appropriately identified in each of the selected contracts including whether the promised services are capable of being distinct and are distinct in the context of the contract.

Revenues - Payment processing solutions and services - Refer to Note 1 to the financial statements.

Critical Audit Matter Description

The Company's revenues from its payment processing solutions and services consist of activity-based fees made up of a significant volume of low-dollar transactions, sourced from multiple systems and applications. The processing of transactions and recording of revenue is highly automated and is based on contractual terms with merchants, financial institutions, financial service providers, payment networks, and other parties.

Accordingly, we identified payment processing solutions and services revenues as a critical audit matter. This required an increased extent of effort, including the need for us to involve professionals with expertise in information technology (IT), to identify, test, and evaluate the Company's systems, software applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's systems to process payment services revenues included the following, among others:

•With the assistance of our IT specialists, we:
◦Identified the significant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
◦Tested system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
•We tested internal controls within the relevant revenue business processes, including those in place to reconcile the various reports extracted from the IT systems to the Company’s general ledger.
•We evaluated trends in recorded revenues, including interchange fees and payment network fees.
•For a sample of revenue transactions, we tested selected transactions by agreeing the amounts of revenue recognized to source documents and testing the mathematical accuracy of the recorded revenue.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 19, 2021

We have served as the Company's auditors since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Global Payments Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Global Payments Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 19, 2021

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018

Revenues	$7,423,558	$4,911,892	$3,366,366
Operating expenses:
Cost of service	3,650,727	2,073,803	1,095,014
Selling, general and administrative	2,878,878	2,046,672	1,534,297
	6,529,605	4,120,475	2,629,311

Operating income	893,953	791,417	737,055

Interest and other income	43,551	31,413	20,719
Interest and other expense	(343,548)	(304,905)	(195,619)
	(299,997)	(273,492)	(174,900)

Income before income taxes and equity in income of equity method investments	593,956	517,925	562,155
Income tax expense	77,153	62,190	77,488
Income before equity in income of equity method investments	516,803	455,735	484,667
Equity in income of equity method investments, net of tax	88,297	13,541	—
Net income	605,100	469,276	484,667
Net income attributable to noncontrolling interests	(20,580)	(38,663)	(32,614)
Net income attributable to Global Payments	$584,520	$430,613	$452,053

Earnings per share attributable to Global Payments:
Basic earnings per share	$1.95	$2.17	$2.85
Diluted earnings per share	$1.95	$2.16	$2.84
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2020	2019	2018

Net income	$605,100	$469,276	$484,667
Other comprehensive income (loss):
Foreign currency translation adjustments	153,210	58,369	(118,439)
Income tax benefit (expense) related to foreign currency translation adjustments	1,160	1,281	(832)
Net unrealized losses on hedging activities	(52,742)	(90,238)	(7,553)
Reclassification of net unrealized losses (gains) on hedging activities to interest expense	36,510	2,257	(4,792)
Income tax benefit related to hedging activities	4,008	21,036	2,972
Other, net of tax	(7,150)	4,174	760
Other comprehensive income (loss)	134,996	(3,121)	(127,884)
Comprehensive income	740,096	466,155	356,783
Comprehensive income attributable to noncontrolling interests	(35,223)	(35,938)	(29,918)
Comprehensive income attributable to Global Payments	$704,873	$430,217	$326,865
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$1,945,868	$1,678,273
Accounts receivable, net	794,172	895,232
Settlement processing assets	1,230,853	1,353,778
Prepaid expenses and other current assets	621,467	439,165
Total current assets	4,592,360	4,366,448
Goodwill	23,871,451	23,759,740
Other intangible assets, net	12,015,883	13,154,655
Property and equipment, net	1,578,532	1,382,802
Deferred income taxes	7,627	6,292
Other noncurrent assets	2,135,692	1,810,225
Total assets	$44,201,545	$44,480,162
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$358,698	$463,237
Current portion of long-term debt	827,357	35,137
Accounts payable and accrued liabilities	2,061,384	1,822,166
Settlement processing obligations	1,301,652	1,258,806
Total current liabilities	4,549,091	3,579,346
Long-term debt	8,466,407	9,090,364
Deferred income taxes	2,948,390	3,145,641
Other noncurrent liabilities	750,613	609,822
Total liabilities	16,714,501	16,425,173
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at December 31, 2020 and 2019; 298,332,459 shares issued and outstanding at December 31, 2020 and 300,225,590 shares issued and outstanding at December 31, 2019	—	—
Paid-in capital	24,963,769	25,833,307
Retained earnings	2,570,874	2,333,011
Accumulated other comprehensive loss	(202,273)	(310,571)
Total Global Payments shareholders’ equity	27,332,370	27,855,747
Noncontrolling interests	154,674	199,242
Total equity	27,487,044	28,054,989
Total liabilities and equity	$44,201,545	$44,480,162
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net income	$605,100	$469,276	$484,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	357,529	211,200	145,128
Amortization of acquired intangibles	1,256,911	667,135	377,685
Amortization of capitalized contract costs	78,147	66,086	51,541
Share-based compensation expense	148,792	89,634	57,826
Provision for operating losses and bad debts	126,712	100,188	43,237
Noncash lease expense	98,592	52,612	—
Deferred income taxes	(166,224)	(108,309)	(1,451)
Equity in income of equity investments, net of tax	(88,297)	(13,541)	—
Other, net	(13,665)	12,971	(8,025)
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	55,986	(115,528)	(33,386)
Settlement processing assets and obligations, net	125,852	213,701	83,478
Prepaid expenses and other assets	(270,965)	(159,056)	(160,800)
Accounts payable and other liabilities	(320)	(95,091)	66,182
Net cash provided by operating activities	2,314,150	1,391,278	1,106,082
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash acquired	(160,801)	(644,622)	(1,259,692)
Restricted cash from business combinations	119,372	—	—
Capital expenditures	(436,236)	(307,868)	(213,290)
Other, net	39,323	35,404	(3,305)
Net cash used in investing activities	(438,342)	(917,086)	(1,476,287)
Cash flows from financing activities:
Net (repayments of) borrowings from settlement lines of credit	(133,282)	(236,473)	70,783
Proceeds from long-term debt	2,401,147	7,203,903	2,774,214
Repayments of long-term debt	(2,342,072)	(6,484,689)	(2,304,314)
Payments of debt issuance costs	(8,075)	(43,599)	(16,345)
Repurchases of common stock	(631,148)	(311,383)	(208,198)
Proceeds from stock issued under share-based compensation plans	66,142	24,514	14,318
Common stock repurchased - share-based compensation plans	(61,243)	(62,577)	(31,510)
Distributions to noncontrolling interests	(26,199)	(31,632)	(5,686)
Preacquisition dividends paid to former TSYS shareholders	—	(23,240)	—
Dividends paid	(233,216)	(63,498)	(6,332)
Purchase of subsidiary shares from noncontrolling interest	(578,196)	—	—
Net cash (used in) provided by financing activities	(1,546,142)	(28,674)	286,930
Effect of exchange rate changes on cash, cash equivalents and restricted cash	81,832	21,877	(41,702)
Increase (decrease) in cash, cash equivalents and restricted cash	411,498	467,395	(124,977)
Cash, cash equivalents and restricted cash, beginning of the period	1,678,273	1,210,878	1,335,855
Cash, cash equivalents and restricted cash, end of the period	$2,089,771	$1,678,273	$1,210,878
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	300,226	$25,833,307	$2,333,011	$(310,571)	$27,855,747	$199,242	$28,054,989
Cumulative effect of adoption of new accounting standards			(5,379)		(5,379)		(5,379)
Net income			584,520		584,520	20,580	605,100
Other comprehensive income				120,353	120,353	14,643	134,996
Stock issued under share-based compensation plans	1,726	66,142			66,142		66,142
Common stock repurchased - share-based compensation plans	(316)	(60,849)			(60,849)		(60,849)
Share-based compensation expense		148,792			148,792		148,792
Noncontrolling interest of acquired business						14,812	14,812
Purchase of subsidiary shares from noncontrolling interest		(497,737)		(12,055)	(509,792)	(68,404)	(578,196)
Distributions to noncontrolling interests						(26,199)	(26,199)
Repurchases of common stock	(3,304)	(525,886)	(108,062)		(633,948)		(633,948)
Cash dividends declared ($0.78 per common share)			(233,216)		(233,216)		(233,216)
Balance at December 31, 2020	298,332	$24,963,769	$2,570,874	$(202,273)	$27,332,370	$154,674	$27,487,044

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2018	157,962	$2,235,167	$2,066,415	$(310,175)	$3,991,407	$194,936	$4,186,343
Net income			430,613		430,613	38,663	469,276
Other comprehensive loss				(396)	(396)	(2,725)	(3,121)
Stock issued under share-based compensation plans	991	24,514			24,514		24,514
Common stock repurchased - share-based compensation plans	(308)	(63,333)			(63,333)		(63,333)
Share-based compensation expense		89,634			89,634		89,634
Issuance of common stock in connection with a business combination	143,909	23,771,389			23,771,389		23,771,389
Distribution of noncontrolling interests						(31,632)	(31,632)
Repurchases of common stock	(2,328)	(224,064)	(100,519)		(324,583)		(324,583)
Cash dividends declared ($0.225 per common share)			(63,498)		(63,498)		(63,498)
Balance at December 31, 2019	300,226	$25,833,307	$2,333,011	$(310,571)	$27,855,747	$199,242	$28,054,989
See Notes to Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2017	159,180	$2,379,774	$1,597,897	$(183,144)	$3,794,527	$170,704	$3,965,231
Cumulative effect of adoption of new accounting standards			50,969	(1,843)	49,126		49,126
Net income			452,053		452,053	32,614	484,667
Other comprehensive income				(125,188)	(125,188)	(2,696)	(127,884)
Stock issued under share-based compensation plans	988	14,318			14,318		14,318
Common stock repurchased - share-based compensation plans	(279)	(32,727)			(32,727)		(32,727)
Share-based compensation expense		57,826			57,826		57,826
Distributions to noncontrolling interests						(5,686)	(5,686)
Repurchases of common stock	(1,927)	(184,024)	(28,172)		(212,196)		(212,196)
Cash dividends declared ($0.04 per common share)			(6,332)		(6,332)		(6,332)
Balance at December 31, 2018	157,962	$2,235,167	$2,066,415	$(310,175)	$3,991,407	$194,936	$4,186,343
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation— We are a leading pure play payments technology company delivering innovative software and services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions, which are described in "Note 16—Segment Information." Global Payments Inc. and its consolidated subsidiaries are referred to collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

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

These consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. Investments in entities that we do not control are accounted for using the equity or cost method, depending upon our ability to exercise significant influence over operating and financial policies. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

COVID-19 Update— In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. The pandemic continues to cause major disruptions to businesses and markets worldwide as the virus spreads or has a resurgence in certain jurisdictions. A number of countries as well as many states and cities within the United States have implemented measures in an effort to contain the virus, including physical distancing, travel restrictions, border closures, limitations on public gatherings, work from home and closure of or restrictions on nonessential businesses. The effects of the outbreak are still evolving, and the ultimate severity and duration of the pandemic and the implications on global economic conditions remains uncertain.

Use of estimates— The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, the future magnitude, duration and effects of the COVID-19 pandemic are difficult to predict at this time, and the ultimate effect could result in additional charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses. These consolidated financial statements reflect the financial statement effects of COVID-19 based upon management's estimates and assumptions utilizing the most currently available information.

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
Our cloud computing arrangements involve services we use to support certain internal corporate functions as well as technology associated with revenue-generating activities. As of December 31, 2020, capitalized implementation costs, net of accumulated amortization, were $16.2 million and are presented within other noncurrent assets in the consolidated balance sheets. Amortization expense for the year ended December 31, 2020 was $3.1 million, and is presented in the same line item in the consolidated statements of income as the expense for the associated cloud services arrangement.
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
ASU 2016-02— ASU 2016-02 “Leases” requires recognition of assets and liabilities for the rights and obligations created by leases and new disclosures about leases. We adopted ASU 2016-02, as well as other related clarifications and interpretive guidance issued by the FASB, on January 1, 2019 using the modified retrospective transition method. Under this transition method, we did not recast the prior period financial statements presented. We elected the transition package of three practical expedients, which among other things, allowed for the carryforward of historical lease classifications. We made an accounting policy election to not recognize assets or liabilities for leases with a term of less than 12 months and to account for all components in a lease arrangement as a single combined lease component for all of our then existing asset classes. In connection with the Merger, we acquired right-of-use assets that represent an additional asset class for computer equipment, for which we account for lease and nonlease components separately.

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

ASU 2014-09— We adopted ASU 2014-09, "Revenues from Contracts with Customers (Topic 606)" as well as other clarifications and technical guidance issued by the FASB related to this new revenue standard ("ASC 606") and ASC Subtopic 340-40: "Other Assets and Deferred Costs - Contracts with Customers" ("ASC 340-40") on January 1, 2018. We elected the modified retrospective transition method, which resulted in a net increase to retained earnings of $51.0 million for the cumulative effect of applying the standard. The primary components of the cumulative-effect adjustment were changes in the accounting for certain costs to obtain and fulfill customer contracts and the related income tax effects, which resulted in increases to other noncurrent assets and deferred income tax liabilities of $64.6 million and $15.6 million, respectively.

Upon the adoption of ASC 606, we present revenue net of payments made to certain third-parties, including payment networks. The adoption of ASC 606 did not have a material effect on any other line items in our consolidated statement of income for year ended December 31, 2018 or on any other line items in our consolidated balance sheet as of December 31, 2018 and had no effect on our cash flows from operating activities, investing activities or financing activities included in our consolidated statement of cash flows for the year ended December 31, 2018.

Revenue Recognition— At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service that is distinct. In accordance with ASC 606, we recognize revenue when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these services.

Merchant Solutions. Our customers in the Merchant Solutions segment contract with us for payment services, which we provide in exchange for consideration for completed transactions. Our payment solutions are similar around the world in that we enable our customers to accept card, electronic, check and digital-based payments. Our comprehensive offerings include, but are not limited to, authorization services, settlement and funding services, customer support and help-desk functions, chargeback resolution, payment security services, consolidated billing and statements and on-line reporting. In addition, we may sell or lease point-of-sale terminals or other equipment to customers.

For our payment services, the nature of our promise to the customer is that we stand ready to process transactions the customer requests on a daily basis over the contract term. Since the timing and quantity of transactions to be processed by us is not determinable, we view payment services to comprise an obligation to stand ready to process as many transactions as the customer requests. Under a stand-ready obligation, the evaluation of the nature of our performance obligation is focused on each time increment rather than the underlying activities. Therefore, we view payment services to comprise a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. Accordingly, the promise to stand ready is accounted for as a single series performance obligation.

In order to provide our payment services, we route and clear each transaction through the applicable payment network. We obtain authorization for the transaction and request funds settlement from the card issuing financial institution through the payment network. When third parties are involved in the transfer of goods or services to our customer, we consider the nature of each specific promised good or service and apply judgment to determine whether we control the good or service before it is transferred to the customer or whether we are acting as an agent of the third party. To determine whether or not we control the good or service before it is transferred to the customer, we assess indicators including which party is primarily responsible for fulfillment and which party has discretion in determining pricing for the good or service, as well as other considerations. Based on our assessment of these indicators, we have concluded that our promise to our customer to provide our payment services is distinct from the services provided by the card issuing financial institutions and payment networks in connection with payment transactions. We do not have the ability to direct the use of and obtain substantially all of the benefits of the services provided by the card issuing financial institutions and payment networks before those services are transferred to our customer, and on that basis, we do not control those services prior to being transferred to our customer. As a result, we present our revenues net of the interchange fees retained by the card issuing financial institutions and the fees charged by the payment networks.

The majority of our payment services are priced as a percentage of transaction value or a specified fee per transaction, depending on the card type. We also charge other per occurrence fees based on specific services that may be unrelated to the number of transactions or transaction value.

Given the nature of the promise and the underlying fees based on unknown quantities or outcomes of services to be performed over the contract term, the total consideration is determined to be variable consideration. The variable consideration for our payment service is usage-based and, therefore, it specifically relates to our efforts to satisfy our payment services performance obligation. The variability is satisfied each day the service is provided to the customer. We directly ascribe variable fees to the distinct day of service to which it relates, and we consider the services performed each day in order to ascribe the appropriate amount of total fees to that day. Therefore, we measure revenues for our payment service on a daily basis based on the services that are performed on that day.

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

Substantially all of the performance obligations within our SaaS arrangements described above are satisfied over time. We satisfy the combined SaaS performance obligation by standing ready to provide access to the SaaS. Consideration for SaaS arrangements may consist of fixed or usage-based fees. Revenue is recognized over the period for which the services are provided or by directly ascribing any variable fees to the distinct day of service based on the services that are performed on that day. The performance obligations associated with equipment sales, perpetual software licenses and certain professional services are generally satisfied at a point in time when they are transferred to the customer. For certain other professional services that represent separate performance obligations, we generally use the input method and recognize revenue based on the number of hours incurred or services performed to date in relation to the total services expected to be required to satisfy the performance obligation.

Issuer Solutions. Issuer Solutions segment revenues are derived from long-term contracts with financial institutions and other financial service providers. Issuer Solutions customer contracts typically include an obligation to provide processing services to financial institutions and other financial services providers. Payment processing services revenues are generated primarily from charges based on the number of accounts on file, transactions and authorizations processed, statements generated and/or mailed, managed services, cards embossed and mailed, and other processing services for cardholder accounts on file. Most of these contracts have prescribed annual minimums, penalties for early termination, and service level agreements that may affect contractual fees if specific service levels are not achieved. We have determined that these processing services represent a stand-ready obligation comprising a series of distinct days of services that are substantially the same and have the same pattern of transfer to the customer.

Issuer Solutions contracts may also include additional performance obligations relating to loyalty redemption services and other professional services. Similar to processing services, we have determined that loyalty redemption services represent a stand-ready obligation comprising a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer.

To the extent a contract includes multiple promised services, we must apply judgment to determine whether promised services are capable of being distinct and are distinct in the context of the contract. If these criteria for being distinct are not met, the promised services are combined and accounted for as a single performance obligation.

The performance obligations to provide processing services and loyalty redemption services include variable consideration. The variable consideration for our services is usage-based and, therefore, it specifically relates to our efforts to satisfy our services performance obligation. The variability is satisfied each day the service is provided to the customer. We directly ascribe variable fees to the distinct day of service to which it relates, and we consider the services performed each day in order to ascribe the appropriate amount of total fees to that day. Therefore, we measure revenues for our services on a daily basis based on the services that are performed on that day.

Professional services performance obligations are satisfied over time. For professional services, we recognize revenue based on the labor hours incurred for time and materials projects or on a straight-line basis for fixed-fee projects.

In some cases, we pay certain of our customers a signing incentive at contract inception or renewal. Consideration paid to customers is accounted for as a reduction of the transaction price and recognized as a reduction in revenues as the related services are provided to the customer, typically over the contract term. The deferred portion of consideration paid to customers is classified within other assets in our consolidated balance sheets.

Business and Consumer Solutions. Business and Consumer Solution arrangements include a stand-ready performance obligation to provide account access and facilitate purchase transactions. Revenues principally consist of fees collected from cardholders and fees generated by cardholder activity in connection with the programs that we manage. Customers are typically charged a fee for each purchase transaction made using their cards, unless the customer is on a monthly or annual service plan, in which case the customer is instead charged a monthly or annual subscription fee, as applicable. Customers are also charged a monthly maintenance fee after a specified period of inactivity. We also charge fees associated with additional services offered in connection with our accounts, including the use of overdraft features, a variety of bill payment options, card replacement, foreign exchange and card-to-card transfers of funds initiated through our call centers.

We have determined that we have a right to consideration from a customer in an amount that corresponds directly with our performance completed to date. As a result, we recognize revenue in the amount to which we have a right to invoice. Revenues are recognized net of fees charged by the payment networks for services they provide in processing transactions routed through them.

Cash, cash equivalents and restricted cash— Cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased. We consider certain portions of our cash and cash equivalents to be unrestricted but not available for general purposes. The amount of cash that we consider to be available for general purposes does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of a processing obligation the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant agreement. We record a corresponding liability in settlement processing assets and settlement processing obligations in our consolidated balance sheet. While this cash is not restricted in its use, we believe that designating this cash as Merchant Reserves strengthens our fiduciary standing with financial institutions that sponsor us and is in accordance with guidelines set by the card networks. Funds held for customers and the corresponding liability include amounts collected prior to remittance to or at the direction of our customers.

Restricted cash consists of amounts deposited by customers for prepaid card transactions that are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use. These amounts cannot be withdrawn or used for general operating activities under legal or regulatory restrictions. Restricted cash is included in prepaid expenses and other current assets in the consolidated balance sheet with a corresponding liability in accounts payable and accrued liabilities.

A reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the beginning and ending balances shown in the consolidated statements of cash flows is as follows:

	December 31,
	2020	2019

	(in thousands)

Cash and cash equivalents	$1,945,868	$1,678,273
Restricted cash included in prepaid expenses and other current assets	143,903	—
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,089,771	$1,678,273

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

Allowance for credit losses— We are exposed to credit losses on accounts receivable balances. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions, the effects of COVID-19 on our customers and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors. Accounts receivable is presented net of an allowance for credit losses of $20.6 million as of December 31, 2020.

The measurement of the allowance for credit losses is recognized through credit loss expense and is included as a component of selling, general and administrative expense in our consolidated statements of income. We recognized credit loss expense of $23.0 million for the year ended December 31, 2020. Write-offs are recorded in the period in which the asset is deemed to be uncollectible. Recoveries are recognized when received as a direct credit to the credit loss expense in the consolidated statements of income. Prior to the adoption of ASU 2016-13, credit losses on accounts receivable balances were recognized when an occurrence was deemed to be probable.

Revenues are recognized net of estimated billing adjustments. Adjustments to customer invoices are charged against the allowance for billing adjustments.

Contract costs— We capitalize costs to obtain contracts with customers, including employee sales commissions and fees to business partners. At contract inception, we capitalize such costs that we expect to recover and that would not have been incurred if the contract had not been obtained. In certain cases in which costs related to obtaining customers are incurred after the inception of the customer contract, such costs are capitalized as the corresponding liability is recognized. We also capitalize certain costs incurred to fulfill our contracts with customers that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract and (iii) are expected to be recovered through revenues generated under the contract. Capitalized costs to obtain and to fulfill contracts are included in other noncurrent assets.

Contract costs are amortized to operating expense in our consolidated statements of income on a systematic basis consistent with the transfer to the customer of the goods or services to which the asset relates. Amortization of capitalized costs to obtain customer contracts is included in selling, general and administrative expenses in the consolidated statements of income, while amortization of capitalized costs to fulfill customer contracts is included in cost of services. We utilize a straight-line or proportional amortization method depending upon which method best depicts the pattern of transfer of the goods or services to the customer. We amortize these assets over the expected period of benefit, which, based on the factors noted above, is typically three to seven years. In order to determine the appropriate amortization period for capitalized contract costs, we consider a combination of factors, including customer attrition rates, estimated terms of customer relationships, the useful lives of technology we use to provide goods and services to our customers, whether future contract renewals are expected and if there is any incremental commission expected to be paid associated with a contract renewal. Costs to obtain a contract with an expected period of benefit of one year or less are recognized as an expense when incurred. We evaluate contract costs for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs.

Up-front distributor and partner payments— We capitalize certain up-front contractual payments to third-party distributors and partners and recognize the capitalized amount as expense ratably over the period of benefit, which is generally the contract period. If the contract requires the distributor or partner to perform specific acts and no other conditions exist for the distributor or partner to earn or retain the up-front payment, then we recognize the capitalized amount as an expense when the performance conditions have been met. Up-front distributor and partner payments are classified on our consolidated balance sheets within prepaid expenses and other current assets and other noncurrent assets and the related expense is reported within selling, general and administrative expenses in our consolidated statements of income.

Settlement processing assets and obligations— Funds settlement refers to the process in our Merchant Solutions segment of transferring funds between card issuers and merchants for merchant sales and credits processed on our systems. We use our internal network to provide funding instructions to financial institutions that in turn fund the merchants. We process funds settlement under two models, a sponsorship model and a direct membership model.

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

Settlement processing assets and obligations include the following components:

•Interchange reimbursement. Our receivable from merchants for the portion of the discount fee related to reimbursement of the interchange fee.

•Receivable from Members. Our receivable from the Members for transactions in which we have advanced funding to the Members to fund merchants in advance of receipt of funding from payment networks.

•Receivable from networks. Our receivable from a payment network for transactions processed on behalf of merchants where we are a direct member of that particular network.

•Exception items. Items such as customer chargeback amounts received from merchants.

•Merchant Reserves. Reserves held to minimize contingent liabilities associated with losses that may occur under the merchant agreement.

•Liability to Members. Our liability to the Members for transactions that have not yet been funded to the merchants.

•Liability to merchants. Our liability to merchants for transactions that have been processed but not yet funded where we are a direct member of a particular payment network.

•Allowance for credit and other merchant losses on settlement assets. Allowances, charges or expected credit losses on chargebacks, merchant fraud or other merchant-related reason.

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

Allowance for credit and other merchant losses on settlement assets— Our merchant customers are liable for any charges or losses that occur under the merchant agreement. We have a risk of loss in our card processing services associated with the liability to collect amounts from merchant customers for any charges properly reversed by the card issuing financial institutions. We are therefore exposed to credit losses on these settlement processing assets. We utilize a combination of aging and loss-rate methods to develop an estimate of current expected credit losses, depending on the nature and risk profile of the underlying asset pool. A broad range of information is considered in the estimation process, including historical loss information adjusted for current conditions, consideration of the effects of COVID-19 on our customers and expectations of future trends. The estimation process also includes consideration of qualitative and quantitative risk factors associated with the age of asset balances, expected timing of payment, contract terms and conditions, changes in specific customer risk profiles or mix of customers, geographic risk, industry or economic trends and relevant environmental factors. We require cash deposits, guarantees, letters of credit and other types of collateral from certain merchants to minimize the risk of loss, and we also utilize a number of systems and procedures to manage merchant risk. The allowance for credit losses on settlement processing assets was $6.2 million as of December 31, 2020.

The measurement of the allowance for credit losses is recognized through credit loss expense and is included as a component of cost of service in our consolidated statements of income. We recognized credit loss expense of $16.8 million for the year ended December 31, 2020. Write-offs are recognized in the period in which the asset is deemed to be uncollectible. Recoveries are recognized when received as a direct credit to the credit loss expense in the consolidated statements of income. Prior to the adoption of ASU 2016-13, credit losses were recognized when an occurrence was deemed to be probable.

Additionally, when we are not able to collect these amounts from merchants due to merchant fraud, insolvency, bankruptcy or any other reason, we may be liable for the reversed charges. We record an estimated liability for merchant losses comprised of estimated incurred but not reported losses, which is included in accrued liabilities in our consolidated balance sheet. The provision for merchant losses is included as a component of cost of service in our consolidated statements of income.

Allowance for credit and operating losses on check guarantee claims receivable assets— Our check guarantee business is exposed to credit losses when we are unable to collect the full amount of a guaranteed check from the checkwriter. In our check guarantee service offering, we charge our merchants a percentage of the gross amount of the check and guarantee payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. We have the right to collect the full amount of the check from the checkwriter, but we have not always recovered 100% of the guaranteed checks. We recognize an allowance for estimated losses on returned checks to reduce the claims receivable balance to the amount expected to be recovered, which is determined based on recent loss history and expected future collection trends. Check guarantee claims receivable are included in prepaid expenses and other current assets in the consolidated balance sheets and are presented net of an allowance of $2.1 million as of December 31, 2020. The provision for check guarantee losses, which is approximately $10.1 million for the year ended December 31, 2020, is included as a component of cost of service in the consolidated statements of income.

Reserve for contract contingencies and processing errors— A significant number of our customer contracts in our Issuer Solutions segment contain service level agreements that can result in performance penalties payable by us if we do not meet contractually required service levels. We record an accrual for estimated performance penalties and processing errors. When providing for these accruals, we consider such factors as our history of incurring performance penalties and processing errors, actual contractual penalty charge rates in our contracts, progress towards milestones and known processing errors. These accruals are included in accounts payable and accrued liabilities in our consolidated balance sheets. Depending on the nature of item, transaction processing provisions are either included as a reduction of the transaction price and recognized as a reduction in revenues as the related services are provided to the customer, or recognized as a component of cost of service, in our consolidated statements of income.

Reserve for cardholder losses— Through services offered in our Business and Consumer Solutions segment, we are exposed to losses due to cardholder fraud, payment defaults and other forms of cardholder activity as well as losses due to nonperformance of third parties who receive cardholder funds for transmittal to the issuing financial institutions. We establish a reserve for losses we estimate will arise from processing customer transactions, debit card overdrafts, chargebacks for unauthorized card use and merchant-related chargebacks due to nondelivery of goods and services. These reserves are established based upon historical loss and recovery rates and cardholder activity for which specific losses can be identified. These reserves are included in accounts payable and accrued liabilities in our consolidated balance sheets, and the provision for cardholder losses is included as a component of cost of service in our consolidated statements of income.

Property and equipment— Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are generally calculated using the straight-line method. Leasehold improvements are amortized over the lesser of the remaining term of the lease and the useful life of the asset.

We develop software that is used to provide services to customers. Capitalization of internal-use software, primarily associated with operating platforms, occurs when we have completed the preliminary project stage, management authorizes the project, management commits to funding the project, it is probable the project will be completed and the project will be used to perform the function intended. The preliminary project stage consists of the conceptual formulation of alternatives, the evaluation of alternatives, the determination of existence of needed technology and the final selection of alternatives. Costs incurred during the preliminary project stage are recognized as expense as incurred. Capitalized internal-use software is amortized over its estimated useful life, which is typically two to ten years, in a manner that best reflects the pattern of economic use of the assets.

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

The quantitative assessment compares the fair value of the reporting unit to its carrying amount, and recognizes an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. When applying the quantitative assessment, we determine the fair value of our reporting units based on a weighted average of multiple valuation techniques, principally a combination of an income approach and a market approach. The income approach calculates a value based upon the present value of estimated future cash flows, while the market approach uses earnings multiples of similarly situated guideline public companies. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rates and future economic and market conditions.

Our reporting units consist of the following: North America Payment Solutions, Integrated Solutions, Vertical Market Software Solutions, Europe Merchant Solutions, Spain Merchant Solutions, Asia-Pacific Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. As of October 1, 2020, we performed a quantitative assessment of impairment for our Issuer Solutions and Business and Consumer Solutions reporting units and a qualitative assessment for all other reporting units. We determined on the basis of the quantitative assessments of our Issuer Solutions and Business and Consumer Solutions reporting units that the fair value of each reporting unit is equal to or greater than its respective carrying amount. Additionally, we determined on the basis of the qualitative factors that the fair value of other reporting units was not more likely than not less than the respective carrying amounts. Our current year assessments also included consideration of the expected near term effects of the COVID-19 pandemic on revenues and our cost mitigation efforts, as well as longer term performance expectations. We believe that the fair value of each of our reporting units is substantially in excess of its carrying amount, except for Issuer Solutions and Business and Consumer Solutions for which the respective carrying amounts approximate fair value since they were recently acquired in the Merger.

Other intangible assets— Other intangible assets include customer-related intangible assets (such as customer lists, merchant contracts and referral agreements), contract-based intangible assets (such as noncompete agreements, distributor agreements and processing rights), acquired technologies, trademarks and trade names associated with business combinations. These assets are amortized over their estimated useful lives. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses, and customer attrition associated with the assets. The useful lives of contract-based intangible assets are equal to the terms of the agreements. The useful lives of amortizable trademarks and trade names are based on an estimate of the period over which we will earn revenues for the related brands, including contemplation of any future plans to use the trademarks and trade names in the applicable markets.

We use the straight-line method of amortization for our acquired technologies, trademarks and trade names and contract-based intangibles. Amortization for most of our customer-related intangible assets is determined using an accelerated method. Under this accelerated method, the first step in determining the amortization expense for any period is that we divide the expected cash flows for that period that were used in determining the acquisition-date fair value of the asset by the expected total cash flows over the estimated life of the asset. We then multiply that ratio by the initial carrying amount of the asset to arrive at the amortization expense for that period. If the cash flow patterns that we experience differ significantly from our initial estimates, we adjust the amortization schedule prospectively. We believe that our accelerated method reflects the expected pattern of the benefit to be derived from the acquired customer relationships.

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

Equity method investments— We have certain investments, including a 45% investment in China UnionPay Data Co., Ltd., which we account for using the equity method of accounting. Equity method investments are recorded initially at cost and subsequently adjusted for equity in earnings, cash contributions and distributions, and foreign currency translation adjustments.

Accrued buyout liability— Certain of our Merchant Solutions salespersons in the United States are paid residual commissions based on the profitability generated by certain merchant customers. We have the right, but not the obligation, to buy out some or all of these commissions and intend to do so periodically. Such purchases of the commissions are at a fixed multiple of the last 12 months of commissions. Because of our intent and ability to execute purchases of the residual commissions, and the mutual understanding between us and our salespersons, we have accounted for this deferred compensation arrangement pursuant to the substantive nature of the plan. Therefore, we recognize a liability for the amount that we would have to pay (the "settlement cost") to buy out related commissions in their entirety from vested salespersons, and an estimated amount for unvested salespersons based on their progress towards vesting and the expected percentage that will become vested. As noted above, as the liability increases over the first year of the related merchant contract, we record a related asset. Subsequent changes in the estimated accrued buyout liability due to merchant attrition, same-store sales growth or contraction and changes in profitability are included in the selling, general and administrative expense in the consolidated statements of income. The classification of the accrued buyout liability between current and noncurrent on the consolidated balance sheet is based upon our estimate of the amount of the accrued buyout liability that we reasonably expect to pay over the next 12 months.

Income taxes— Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We periodically assess our tax exposures related to periods that are open to examination. Based on the latest available information, we evaluate our tax positions to determine whether the position will more likely than not be sustained upon examination by the U.S. Internal Revenue Service or other taxing authorities. If we do not reach a more-likely-than-not determination, no benefit is recognized. If we determine that the tax position is more likely than not to be sustained, we recognize the largest amount of benefit that is more likely than not to be realized when the tax position is settled. We present interest and penalties related to unrecognized income tax benefits in interest and selling, general and administrative expenses, respectively, in our consolidated statements of income.

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

At inception, we formally designate and document instruments that qualify for hedge accounting of underlying exposures. When qualified for hedge accounting, these financial instruments are recognized at fair value in our consolidated balance sheets, and changes in fair value are recognized as a component of other comprehensive income (loss) and included in accumulated other comprehensive loss within equity in our consolidated balance sheets. Cash flows resulting from settlements are presented as a component of cash flows from operating activities within our consolidated statements of cash flows.

We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Fluctuations in the value of these instruments generally are offset by changes in the forecasted cash flows of the underlying exposures being hedged. This offset is driven by the high degree of effectiveness between the exposure being hedged and the hedging instrument. We designated each of our active interest rate swap agreements as a cash flow hedge of interest payments on variable rate borrowings. See "Note 8—Long-Term Debt and Lines of Credit" for more information about our interest rate swaps.

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

Fair value of financial instruments— The carrying amounts of cash and cash equivalents, restricted cash, receivables, settlement lines of credit, accounts payable and accrued liabilities, approximate their fair value given the short-term nature of these items. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. Certain of our long-term debt arrangements include variable interest rates. The carrying amount of long-term debt with variable interest rates, exclusive of debt issuance costs, approximated fair value, which is calculated using Level 2 inputs. The fair values of our swap agreements were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date, and classified within Level 2 of the valuation hierarchy. See "Note 8—Long-Term Debt and Lines of Credit" for further information.

We also have investments in equity instruments without readily determinable fair value. As permitted, we have elected a measurement alternative for equity instruments that do not have readily determinable fair values. Under such alternative, these instruments are measured at cost plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer less any impairments. Any resulting change in carrying amount would be reflected in net income.

Foreign currencies— We have significant operations in a number of foreign subsidiaries whose functional currency is the local currency. The assets and liabilities of subsidiaries whose functional currency is a foreign currency are translated into the reporting currency at the period-end rate of exchange. Income statement items are translated at the weighted-average rates prevailing during the period. The resulting translation adjustment is presented as a component of other comprehensive income and is included in accumulated comprehensive income within equity in our consolidated balance sheets.

Gains and losses on transactions denominated in currencies other than the functional currency are generally included in determining net income for the period. For the years ended December 31, 2020, 2019 and 2018, our transaction gains and losses were insignificant. Transaction gains and losses on intercompany balances of a long-term investment nature are presented as a component of other comprehensive income and included in accumulated comprehensive income within equity in our consolidated balance sheets.

Earnings per share— Basic earnings per share ("EPS") is computed by dividing reported net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders is the same as reported net income attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on earnings per share. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. During the year ended December 31, 2020 there were 124,888 stock options that had an antidilutive effect on the computation of diluted EPS. During the years ended December 31, 2019 and 2018, there were no stock options that would have an antidilutive effect on the computation of diluted EPS.

The following table sets forth the computation of the diluted weighted-average number of shares outstanding for all periods presented:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)

Basic weighted-average number of shares outstanding	299,222	198,298	158,672
Plus: Dilutive effect of stock options and other share-based awards	1,294	836	599
Diluted weighted-average number of shares outstanding	300,516	199,134	159,271

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

Recently issued pronouncements not yet adopted—

ASU 2019-12—In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in ASC Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistency in application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. We will adopt ASU 2019-12 when it becomes effective for us on January 1, 2021. We have completed our evaluation of the effect of ASU 2019-12 on our consolidated financial statements and internal controls. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

ASU 2020-04—In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and which are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. A portion of our current indebtedness bears interest at a variable rate based on LIBOR. Furthermore, we have entered into hedging instruments to manage our exposure to fluctuations in the LIBOR benchmark interest rate. We are evaluating the effect of ASU 2020-04 on our consolidated financial statements.

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

The estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed as of December 31, 2020, including a reconciliation to the total purchase consideration, were as follows (in thousands):

	Provisional Amounts at December 31, 2019	Measurement- Period Adjustments	Final

	(in thousands)

Cash and cash equivalents	$446,009	$—	$446,009
Accounts receivable	442,848	(2,660)	440,188
Identified intangible assets	10,980,000	978	10,980,978
Property and equipment	644,084	(978)	643,106
Other assets	1,474,825	(2,969)	1,471,856
Accounts payable and accrued liabilities	(614,060)	(11,899)	(625,959)
Debt	(3,295,342)	4,787	(3,290,555)
Deferred income tax liabilities	(2,687,849)	52,598	(2,635,251)
Other liabilities	(314,415)	(173)	(314,588)
Total identifiable net assets	7,076,100	39,684	7,115,784
Goodwill	17,398,853	(39,684)	17,359,169
Total purchase consideration	$24,474,953	$—	$24,474,953

During the year ended December 31, 2020, we made measurement-period adjustments, as shown in the table above, that decreased the amount of provisional goodwill by $39.7 million. The decrease in deferred income tax liabilities for the year ended December 31, 2020 primarily relates to a refined analysis of the outside bases of partnerships. The effects of the measurement-period adjustments on our consolidated statement of income for the year ended December 31, 2020 were not material.

As of December 31, 2020, goodwill arising from the acquisition of $17.4 billion was included in our reportable segments as follows: $7.1 billion in the Merchant Solutions segment, $7.9 billion in the Issuer Solutions segment and $2.4 billion in the Business and Consumer Solutions segment. Goodwill was attributable to expected growth opportunities, an assembled workforce and potential synergies from combining the acquired business into our existing business. Substantially all of the goodwill from this acquisition is not deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets of TSYS and the respective weighted-average estimated amortization periods:

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods

	(in thousands)	(years)

Customer-related intangible assets	$6,420,000	15
Contract-based intangible assets	1,800,000	18
Acquired technologies	1,810,000	7
Trademarks and trade names	950,000	11
Total estimated identified intangible assets	$10,980,000	13

For the year ended December 31, 2020, the acquired operations of TSYS contributed $4,205.2 million to our consolidated revenues and $538.0 million to our consolidated operating income. From the acquisition date through December 31, 2019, the acquired operations of TSYS contributed $1,215.0 million to our consolidated revenues and $78.7 million to operating income. Transaction costs directly related to the Merger were $68.9 million for the year ended December 31, 2019.

The following unaudited pro forma information shows the results of our operations for the years ended December 31, 2019 and 2018 as if the Merger had occurred on January 1, 2018. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Merger had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of TSYS. The unaudited pro forma information reflects the effects of applying our accounting policies and certain pro forma adjustments to the combined historical financial information of Global Payments and TSYS. The pro forma adjustments include:

•incremental amortization expense associated with identified intangible assets;
•a reduction of revenues and operating expenses associated with fair value adjustments made to acquired assets and assumed liabilities, such as contract cost assets and contract liabilities;
•a reduction of interest expense resulting from financing of the Merger, the repayment of TSYS' secured revolving credit facility and fair value adjustments applied to TSYS debt that we assumed; and
•the income tax effects of the pro forma adjustments.

In addition, the pro forma net income attributable to Global Payments includes presentation of transaction costs of $150 million related to the Merger in earnings in the earliest period presented, the year ended December 31, 2018.

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

Valuation of Identified Intangible Assets

For the acquisitions discussed above, the estimated fair values of customer-related and contract-based intangible assets were generally determined using the income approach, which was based on projected cash flows discounted to their present value using discount rates that consider the timing and risk of the forecasted cash flows. The discount rates used represented a risk adjusted market participant weighted-average cost of capital, derived using customary market metrics. Acquired technologies were valued using the replacement cost method, which required us to estimate the costs to construct an asset of equivalent utility at prices available at the time of the valuation analysis, with adjustments in value for physical deterioration and functional and economic obsolescence. Trademarks and trade names were valued using the "relief-from-royalty" approach. This method assumes that trademarks and trade names have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method required us to estimate the future revenues for the related brands, the appropriate royalty rate and the weighted-average cost of capital.

NOTE 3—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Revenues	Total

	(in thousands)

Americas	$3,948,642	$1,525,122	$825,564	$(65,991)	$6,233,337
Europe	539,839	446,587	3,941	—	990,367
Asia Pacific	199,854	9,726	—	(9,726)	199,854
	$4,688,335	$1,981,435	$829,505	$(75,717)	$7,423,558

	Year Ended December 31, 2019
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Revenues	Total

	(in thousands)

Americas	$3,240,233	$458,289	$227,440	$(18,782)	$3,907,180
Europe	614,747	146,365	—	—	761,112
Asia Pacific	243,600	—	—	—	243,600
	$4,098,580	$604,654	$227,440	$(18,782)	$4,911,892

	Year Ended December 31, 2018
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Revenues	Total

	(in thousands)

Americas	$2,522,285	$—	$—	$—	$2,522,285
Europe	589,744	21,185	—	—	610,929
Asia Pacific	233,152	—	—	—	233,152
	$3,345,181	$21,185	$—	$—	$3,366,366

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018

	(in thousands)

Relationship-led	$2,600,440	$2,218,559	$1,821,629
Technology-enabled	2,087,895	1,880,021	1,523,552
	$4,688,335	$4,098,580	$3,345,181

ASC 606 requires that we determine for each customer arrangement whether revenues should be recognized at a point in time or over time. For the years ended December 31, 2020, 2019, and 2018, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of December 31, 2020 and 2019 was as follows:

	Balance Sheet Location	December 31, 2020	December 31, 2019

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$253,780	$226,945
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	81,371	38,150

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	217,938	193,405
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	52,944	35,272

Net contract assets were not material at December 31, 2020 or December 31, 2019. Revenue recognized for the year ended December 31, 2020 and 2019 from contract liability balances at the beginning of each period was $182.3 million and $137.2 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2020. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in table below (in thousands):

Year ending December 31,
2021	$926,809
2022	753,523
2023	537,829
2024	360,762
2025	270,376
2026 and thereafter	523,056
Total	$3,372,355

NOTE 4—PROPERTY AND EQUIPMENT

As of December 31, 2020 and 2019, property and equipment consisted of the following:

	Range of Depreciable Lives	2020	2019

	(Years)	(in thousands)

Software	1-10	$1,144,230	$828,249
Equipment	1-20	679,686	522,921
Buildings	2-43	208,264	196,430
Leasehold improvements	2-15	131,790	117,593
Furniture and fixtures	1-10	63,542	82,941
Land		13,751	14,037
		2,241,263	1,762,171
Less accumulated depreciation and amortization		(900,438)	(615,104)
Work-in-progress		237,707	235,735
		$1,578,532	$1,382,802

During the fourth quarter of 2019, we wrote-off capitalized software assets of $31.1 million related to legacy Global Payments technology that will no longer be utilized for the combined company.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2020 and 2019, goodwill and other intangible assets consisted of the following:

	2020	2019

	(in thousands)

Goodwill	$23,871,451	$23,759,740
Other intangible assets:
Customer-related intangible assets	$9,275,093	$9,238,728
Acquired technologies	2,795,991	2,732,218
Contract-based intangible assets	1,981,260	1,974,429
Trademarks and trade names	1,239,925	1,239,471
	15,292,269	15,184,846
Less accumulated amortization:
Customer-related intangible assets	1,914,214	1,225,785
Acquired technologies	960,281	576,928
Contract-based intangible assets	120,631	82,225
Trademarks and trade names	281,260	145,253
	3,276,386	2,030,191
	$12,015,883	$13,154,655

On December 31, 2019, we acquired a merchant portfolio from Desjardins Group, a cooperative financial group in Canada. We accounted for the acquisition as an asset purchase and recognized customer-related intangible assets of $307.9 million in the consolidated balance sheet at the acquisition date.

The following table sets forth the changes by reportable segment in the carrying amount of goodwill for the years ended December 31, 2020, 2019 and 2018:

	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Total

	(in thousands)

Balance at December 31, 2017	$5,670,454	$33,538	$—	$5,703,992
Goodwill acquired	698,870	—	—	698,870
Effect of foreign currency translation	(59,374)	(1,709)	—	(61,083)
Measurement-period adjustments	(424)	—	—	(424)
Balance at December 31, 2018	6,309,526	31,829	—	6,341,355
Goodwill acquired	7,095,167	7,945,029	2,358,657	17,398,853
Effect of foreign currency translation	10,030	8,873	—	18,903
Measurement-period adjustments	629	—	—	629
Balance at December 31, 2019	13,415,352	7,985,731	2,358,657	23,759,740
Goodwill acquired	80,152	—	—	80,152
Effect of foreign currency translation	54,548	14,182	—	68,730
Measurement-period adjustments	(1,362)	(42,297)	6,488	(37,171)
Balance at December 31, 2020	$13,548,690	$7,957,616	$2,365,145	$23,871,451

There were no accumulated impairment losses for goodwill at any balance sheet date reflected in the table above.

Customer-related intangible assets, acquired technologies and contract-based intangible assets acquired during the year ended December 31, 2020 had weighted-average amortization periods of 8.9 years, 5.0 years, and 9.8 years, respectively. Customer-related intangible assets, acquired technologies, contract-based intangible assets and trademarks and trade names acquired during the year ended December 31, 2019 had weighted-average amortization periods of 15.1 years, 6.9 years, 17.7 years and 10.7 years, respectively. Customer-related intangible assets, acquired technologies, contract-based intangible assets and trademarks and trade names acquired during the year ended December 31, 2018 had weighted-average amortization periods of 11.5 years, 6.2 years, 19.3 years and 12.5 years, respectively. Amortization expense of acquired intangibles was $1,256.9 million for the year ended December 31, 2020, $667.1 million for the year ended December 31, 2019 and $377.7 million for the year ended December 31, 2018.

The estimated amortization expense of acquired intangibles as of December 31, 2020 for the next five years, calculated using the currency exchange rate at the date of acquisition, if applicable, is as follows (in thousands):

2021	$1,240,341
2022	1,220,091
2023	1,176,692
2024	1,120,117
2025	1,051,578

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

As of December 31, 2020 and 2019, right-of-use assets and lease liabilities consisted of the following:

	Balance Sheet Location	December 31, 2020	December 31, 2019

		(in thousands)

Assets:
Operating lease right-of-use assets:
Real estate	Other noncurrent assets	$425,376	$355,063
Computer equipment	Other noncurrent assets	54,959	80,427
Other	Other noncurrent assets	862	1,310
Total operating lease right-of-use-assets		$481,197	$436,800

Finance lease right-of-use assets:
Computer equipment	Property and equipment, net	$26,737	$21,901
Other equipment	Property and equipment, net	45,560	—
Other	Property and equipment, net	4,260	4,808
		76,557	26,709
Less accumulated depreciation:
Computer equipment	Property and equipment, net	(6,602)	(2,190)
Other equipment	Property and equipment, net	(8,628)	—
Other	Property and equipment, net	(869)	(234)
Total accumulated depreciation		(16,099)	(2,424)
Total finance lease right-of-use assets		60,458	24,285
Total right-of-use assets(1)		$541,655	$461,085

Liabilities:
Operating lease liabilities (current)	Accounts payable and accrued liabilities	$103,706	$88,812
Operating lease liabilities (noncurrent)	Other noncurrent liabilities	448,016	397,488
Finance lease liabilities (current)	Current portion of long-term debt	18,217	6,570
Finance lease liabilities (noncurrent)	Long-term debt	57,772	26,426
Total lease liabilities		$627,711	$519,296

(1) As of December 31, 2020 and 2019, approximately 72% and 82% of our right-of-use assets were located in the United States.

The weighted-average remaining lease term for operating and finance leases at December 31, 2020 was 7.4 years and 4.3 years, respectively. The weighted-average remaining lease term for operating and finance leases at December 31, 2019 was 7.4 years and 5.1 years, respectively. As of December 31, 2020, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 3.5% and 3.3%, respectively. As of December 31, 2019, the weighted-average discount rate used in the measurement of operating and finance lease liabilities was 4.1% and 2.8%, respectively.

As of December 31, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases

	(in thousands)

Year ending December 31,
2021	$122,002	$25,841
2022	107,349	18,950
2023	76,127	17,346
2024	66,309	15,682
2025	56,508	2,834
2026 and thereafter	204,895	—
Total lease payments(1)	633,190	80,653
Imputed interest	(81,468)	(4,664)
Total lease liabilities	$551,722	$75,989

(1) Total operating lease payments do not include approximately $147.5 million for operating leases that had not yet commenced at December 31, 2020. Total finance lease payments do not include approximately $18.1 million for finance leases that had not yet commenced at December 31, 2020. We expect the lease commencement dates for these leases to occur in 2021.

Operating lease costs in our consolidated statement of income for the year ended December 31, 2020 were $147.0 million, including $108.4 million in selling, general and administrative expenses and $38.6 million in cost of services. Total lease costs for the year ended December 31, 2020 include variable lease costs of approximately $17.9 million, which are primarily comprised of the cost of property taxes, insurance and maintenance. Finance lease costs for the year ended December 31, 2020 were $16.3 million, including $14.6 million of amortization on right-of use assets and $1.6 million of interest on lease liabilities. Lease costs for leases with a term of less than 12 months were not material for the year ended December 31, 2020.

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

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2020 and 2019 was $117.7 million and $70.4 million, respectively, which are included as a component of cash provided by operating activities in the consolidated statement of cash flows. Operating lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were approximately $158.6 million and $28.4 million for the years ended December 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of finance lease liabilities that is included as a component of cash used in financing activities in the consolidated statement of cash flows was $11.2 million for the year ended December 31, 2020. Finance lease liabilities arising from obtaining new or modified right-of-use assets, net of reductions resulting from certain lease modifications, were approximately $51.3 million for the year ended December 31, 2020. Cash paid for finance lease liabilities and finance lease liabilities arising from obtaining new or modified right-of-use assets were not material for the year ended December 31, 2019. In connection with the Merger, we acquired right-of-use assets and assumed lease liabilities of $256.2 million and $272.0 million, respectively.

Rent expense on all operating leases for the year ended December 31, 2018 was $47.1 million.

NOTE 7 - OTHER ASSETS

Through certain of our subsidiaries in Europe, we were a member and shareholder of Visa Europe Limited ("Visa Europe"). On June 21, 2016, Visa Inc. ("Visa") acquired all of the membership interests in Visa Europe, and we received consideration in the form of cash and Series B and C convertible preferred shares of Visa. We assigned the preferred shares received a value of zero based on transfer restrictions, Visa's ability to adjust the conversion rate and the estimation uncertainty associated with those factors. Based on the outcome of any current or potential litigation involving Visa Europe in the United Kingdom and elsewhere in Europe, the conversion rate of the preferred shares could be adjusted down such that the number of Visa common shares we receive could be as low as zero.

The Series B and C convertible preferred shares become convertible in stages based on developments in the litigation and become fully convertible no later than 2028 (subject to a holdback to cover any then pending claims). On September 24, 2020, in connection with the first mandatory release assessment, a portion of the Series B and C convertible preferred shares were converted by Visa representing approximately half of the original potential conversion rate. We recognized a gain of $27.7 million reported in interest and other income in our consolidated statement of income for the year ended December 31, 2020 based on the fair value of the shares received. The shares were subsequently sold in October. As of December 31, 2020, the remaining Series B and C convertible preferred shares continue to be carried at an assigned value of zero based on the aforementioned factors.

NOTE 8—LONG-TERM DEBT AND LINES OF CREDIT

As of December 31, 2020 and 2019, long-term debt consisted of the following:

	December 31, 2020	December 31, 2019

	(in thousands)

Long-term Debt
3.800% senior notes due April 1, 2021	$752,199	$760,996
3.750% senior notes due June 1, 2023	562,258	567,330
4.000% senior notes due June 1, 2023	565,930	572,522
2.650% senior notes due February 15, 2025	993,110	991,423
4.800% senior notes due April 1, 2026	809,324	820,623
4.450% senior notes due June 1, 2028	482,588	486,982
3.200% senior notes due August 15, 2029	1,236,424	1,234,843
2.900% senior notes due May 15, 2030	989,025	—
4.150% senior notes due August 15, 2049	739,789	739,431
Unsecured term loan facility	1,985,776	1,981,758
Unsecured revolving credit facility	36,000	903,000
Finance lease liabilities	75,989	32,996
Other borrowings	65,352	33,597
Total long-term debt	9,293,764	9,125,501
Less current portion	827,357	35,137
Long-term debt, excluding current portion	$8,466,407	$9,090,364

The carrying amounts of our senior notes and term loans are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At December 31, 2020, unamortized discount on senior notes was $8.5 million, and unamortized debt issuance costs on senior notes and the unsecured term loan facility were $47.4 million. At December 31, 2019, unamortized discount on senior notes was $5.9 million, and unamortized debt issuance costs on our senior notes and unsecured term loans were $46.6 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At December 31, 2020, unamortized debt issuance costs on the unsecured revolving credit facility were $13.8 million, and, at December 31, 2019, unamortized debt issuance costs on the secured revolving credit facility were $17.6 million. The amortization of debt discounts and debt issuance costs is recognized as an increase to interest expense over the terms of the respective debt instruments. Amortization of discounts and debt issuance costs was $12.0 million, $11.9 million and $11.7 million, respectively, for years ended December 31, 2020, 2019 and 2018.

At December 31, 2020, maturities of long-term debt (excluding finance lease liabilities) were as follows by year (in thousands):

Year ending December 31,
2021	$806,834
2022	58,403
2023	1,300,000
2024	1,786,000
2025	1,000,000
2026 and thereafter	4,200,000
Total	$9,151,237

See "Note 6—Leases" for more information about our finance lease liabilities, including maturities.

Senior Unsecured Notes

We have $7.1 billion in aggregate principal amount of senior unsecured notes, as presented in the table above, which are comprised of senior notes issued in 2020, senior notes assumed in the Merger and senior notes issued in 2019. Interest on the senior notes is payable semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

On May 15, 2020, we issued $1.0 billion in aggregate principal amount of 2.900% senior unsecured notes due May 2030 and received proceeds of $996.7 million. We incurred debt issuance costs of approximately $8.4 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at December 31, 2020. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2020. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from the offering to repay a portion of the outstanding indebtedness on our revolving credit facility and for general corporate purposes.

In August 14, 2019, we completed the public offering and issuance of $3.0 billion aggregate principal amount of senior unsecured notes, consisting of the following: (i) $1.0 billion aggregate principal amount of 2.650% senior notes due 2025; (ii) $1.25 billion aggregate principal amount of 3.200% senior notes due 2029; and (iii) $750.0 million aggregate principal amount of 4.150% senior notes due 2049. Interest on the senior notes is payable semi-annually in arrears on each February 15 and August 15, beginning on February 15, 2020. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture. We issued the senior notes at a total discount of $6.1 million and capitalized related debt issuance costs of $29.6 million.

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

In addition, in connection with the Merger, we assumed $3.0 billion aggregate principal amount of senior unsecured notes of TSYS, consisting of the following: (i) $750.0 million aggregate principal amount of 3.800% senior notes due 2021; (ii) $550.0 million aggregate principal amount of 3.750% senior notes due 2023; (iii) $550.0 million aggregate principal amount of 4.000% senior notes due 2023; (iv) $750 million aggregate principal amount of 4.800% senior notes due 2026; and (v) $450 million aggregate principal amount of 4.450% senior notes due 2028. For the 3.800% senior notes due 2021 and the 4.800% senior notes due 2026, interest is payable semi-annually each April 1 and October 1. For the 3.750% senior notes due 2023, the 4.000% senior notes due 2023 and the 4.450% senior notes due 2028, interest is payable semi-annually each June 1 and December 1. The difference between the acquisition-date fair value and face value of senior notes assumed in the Merger is recognized over the terms of the respective notes as a reduction of interest expense. The amortization of this fair value adjustment was $36.2 million and $10.5 million for the year ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, our senior notes had a total carrying amount of $7.1 billion and an estimated fair value of $7.8 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The fair value of other long-term debt approximated its carrying amount at December 31, 2020.

Senior Unsecured Credit Facilities

We have a term loan credit agreement ("Term Loan Credit Agreement") and a revolving credit agreement ("Unsecured Revolving Credit Agreement") in each case with Bank of America, N.A., as administrative agent, and a syndicate of financial institutions, as lenders and other agents. The Term Loan Credit Agreement provides for a senior unsecured $2.0 billion term loan facility, and the Unsecured Revolving Credit Agreement provides for a senior unsecured $3.0 billion revolving credit facility. We capitalized debt issuance costs of $12.8 million in connection with the issuances of these term loan and revolving credit facilities. As of December 31, 2020, borrowings outstanding under the term loan facility and the revolving credit facility were $2.0 billion and $36.0 million, respectively.

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

As of December 31, 2020, the interest rates on the term loan facility and the revolving credit facility were 1.52% and 1.48%, respectively. In addition, we are required to pay a quarterly commitment fee with respect to the unused portion of the revolving credit facility at an applicable rate per annum ranging from 0.125% to 0.300% depending on our credit rating. Beginning on December 31, 2022, and at the end of each quarter thereafter, the term loan facility must be repaid in quarterly installments in the amount of 2.50% of original principal through the maturity date with the remaining principal balance due upon maturity in September 2024. The revolving credit facility also matures in September 2024.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of December 31, 2020, the total available commitments under the revolving credit facility were $2.1 billion.

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

Compliance with Covenants

The senior unsecured term loan and revolving credit facilities contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of December 31, 2020, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of December 31, 2020.

Settlement Lines of Credit

In various markets where our Merchant Solutions segment does business, we have specialized lines of credit, which are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding line of credit may exceed the stated credit limit. As of December 31, 2020 and 2019, a total of $64.5 million and $74.5 million, respectively, of cash on deposit was used to determine the available credit.

As of December 31, 2020, we had $358.7 million outstanding under these lines of credit with additional capacity to fund settlement of $1,507.6 million. During the year ended December 31, 2020, the maximum and average outstanding balances under these lines of credit were $752.5 million and $341.4 million, respectively. The weighted-average interest rate on these borrowings was 2.35% at December 31, 2020.

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

In addition, in June 2019, we entered into forward-starting interest rate swap agreements with an aggregate notional amount of $1.0 billion. The forward-starting interest rate swaps, designated as cash flow hedges, were designed to manage the exposure to interest rate volatility in anticipation of the issuance of our senior unsecured notes. During the period from the commencement of the swaps through the date upon which our senior unsecured notes were issued, the effective portion of the unrealized losses on the swaps was included in other comprehensive loss. Upon issuance of our senior unsecured notes, we terminated the forward-starting swap agreements and made settlement payments of $48.3 million, which are included in cash flows from operating activities in our consolidated statement of cash flows for the year ended December 31, 2019 within the caption labeled "Other, net." We have and will continue to reclassify the effective portion of the realized loss from accumulated other comprehensive loss into interest expense over the terms of the related senior notes. The fair values of our interest rate swaps were determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of December 31, 2020, and classified within Level 2 of the valuation hierarchy.

The table below presents information about our derivative financial instruments as of December 31, 2020 and 2019:

		Weighted-Average Fixed Rate of Interest at	Range of Maturity Dates at	Fair Value
Derivative Financial Instruments	Balance Sheet Location	December 31, 2020	December 31, 2020	December 31, 2020	December 31, 2019
				(in thousands)

Interest rate swaps (Notional of $250 million at December 31, 2019)	Prepaid expenses and other current assets	N/A	N/A	$—	$472
Interest rate swaps (Notional of $300 million at December 31, 2020)	AP & accrued liabilities	1.91%	March 31, 2021	$1,330	$—
Interest rate swaps (Notional of $1,250 million at December 31, 2020 and $1,550 million at December 31, 2019)	Other noncurrent liabilities	2.73%	December 31, 2022	$65,490	$45,604

N/A - not applicable.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and comprehensive income for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)

Net unrealized losses recognized in other comprehensive loss	$(52,742)	$(90,238)	$(7,553)
Net unrealized losses (gains) reclassified out of other comprehensive loss to interest expense	$36,510	$2,257	$(4,792)

At December 31, 2020, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was approximately $39.8 million.

Interest Expense

Interest expense was $326.8 million, $301.2 million and $195.5 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

NOTE 9—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2020 and 2019, accounts payable and accrued liabilities consisted of the following:

	2020	2019

	(in thousands)

Funds held for customers	$645,863	$392,375
Contract liabilities	217,938	193,405
Compensation and benefits	194,090	212,016
Payment network fees	166,880	154,789
Trade accounts payable	128,721	148,084
Operating lease liabilities	103,706	88,812
Third-party commissions	74,391	68,592
Miscellaneous taxes and withholdings	68,048	48,738
Interest	62,865	61,296
Audit and legal	44,146	26,080
Unclaimed property	32,497	26,331
Third-party processing fees	24,619	28,041
Settlement of common share repurchases	20,000	17,200
Current portion of accrued buyout liability(1)	16,180	14,817
Income taxes payable	13,517	56,426
Other	247,923	285,164
	$2,061,384	$1,822,166

(1) The noncurrent portion of accrued buyout liability of $30.7 million and $34.2 million is included in other noncurrent liabilities on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $48.4 million and $37.3 million, respectively, for employee termination benefits resulting from Merger-related integration activities. During the year ended December 31, 2020, we recognized charges for employee termination benefits of $83.3 million, which included $6.7 million of share-based compensation expense. During the year ended December 31, 2019, we recognized charges for employee termination benefits of $57.1 million, which included $17.3 million of share-based compensation expense. As of December 31, 2020, the cumulative amount of recognized charges for employee termination benefits resulting from Merger-related integration activities was $140.4 million, which included $24.0 million of share-based compensation expense. These charges are recorded within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. New obligations may arise and related expenses may be incurred as Merger-related integration activities continue in 2021.

NOTE 10—INCOME TAX

The income tax expense for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)

Current income tax expense (benefit):
Federal	$124,176	$50,048	$(20,984)
State	35,840	29,788	21,122
Foreign	82,456	90,895	79,320
	242,472	170,731	79,458
Deferred income tax expense (benefit):
Federal	(151,824)	(79,813)	(8,760)
State	(20,607)	(29,326)	(1,684)
Foreign	7,112	598	8,474
	(165,319)	(108,541)	(1,970)
	$77,153	$62,190	$77,488

Income tax expense allocated to noncontrolling interests was $8.5 million, $12.3 million and $10.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents income before income taxes for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)

United States	$194,190	$60,000	$131,067
Foreign	399,766	457,925	431,088
	$593,956	$517,925	$562,155

Approximately $32.3 million of our undistributed foreign earnings are considered to be indefinitely reinvested outside the United States as of December 31, 2020. Because those earnings are considered to be indefinitely reinvested, no deferred income taxes have been provided thereon. If we were to make a distribution of any portion of those earnings in the form of dividends or otherwise, any such amounts would be subject to withholding taxes payable to various foreign jurisdictions; however, the amounts would not be subject to any additional U.S. income tax.

Our effective tax rates for the years ended December 31, 2020, 2019 and 2018 differ from the federal statutory rate for those periods as follows:

	Years Ended December 31,
	2020	2019	2018

Federal U.S. statutory rate	21.0%	21.0%	21.0%
Tax credits	(5.3)	(3.9)	(0.5)
Foreign interest income not subject to tax	(4.2)	(4.5)	(1.7)
Foreign-derived intangible income deduction	(2.8)	(2.7)	(1.6)
Share-based compensation expense	(2.7)	(2.5)	(2.1)
Nondeductible executive compensation	1.7	1.0	0.3
Equity method investment partnership income	1.1	—	—
Uncertain tax positions	1.1	(2.6)	(0.9)
State income taxes, net of federal income tax benefit	0.7	1.0	2.7
Foreign income taxes	0.6	(0.7)	(0.5)
Valuation allowance	(0.1)	4.6	1.4
Federal U.S. transition tax	—	—	(4.1)
Other	1.9	1.3	(0.2)
Effective tax rate	13.0%	12.0%	13.8%

Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Deferred income taxes as of December 31, 2020 and 2019 reflect the effect of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of December 31, 2020 and 2019, principal components of deferred tax items were as follows:

	2020	2019

	(in thousands)

Deferred income tax assets:
Lease liabilities	$105,959	$94,965
Foreign net operating loss carryforwards	107,931	37,818
Financial instruments	60,340	65,848
Credit carryforwards	42,637	37,057
Share-based compensation expense	41,558	48,204
Accrued expenses	38,521	40,035
Domestic net operating loss carryforwards	18,952	22,254
Other	58,107	30,490
	474,005	376,671
Valuation allowance	(132,531)	(72,042)
	341,474	304,629
Deferred tax liabilities:
Acquired intangibles	2,736,300	2,963,695
Property and equipment	248,375	193,052
Partnership interests	100,951	108,220
Right-of-use assets	89,734	83,023
Other	106,877	95,988
	3,282,237	3,443,978
Net deferred income tax liability	$2,940,763	$3,139,349

The net deferred income taxes reflected on our consolidated balance sheets as of December 31, 2020 and 2019 are as follows:

	2020	2019

	(in thousands)

Noncurrent deferred income tax asset	$(7,627)	$(6,292)
Noncurrent deferred income tax liability	2,948,390	3,145,641
Net deferred income tax liability	$2,940,763	$3,139,349

A valuation allowance is provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes to our valuation allowance during the years ended December 31, 2020, 2019 and 2018 are summarized below (in thousands):

Balance at December 31, 2017	$(16,550)
Allowance for foreign net operating loss carryforwards	(7,979)
Allowance for domestic net operating loss carryforwards	1,145
Allowance for state credit carryforwards	(6)
Balance at December 31, 2018	(23,390)
Allowance for foreign net operating loss carryforwards	(26,439)
Allowance for foreign credit carryforwards	(15,226)
Allowance for state credit carryforwards	(6,680)
Allowance for domestic net operating loss carryforwards	(307)
Balance at December 31, 2019	(72,042)
Allowance for foreign net operating loss carryforwards	(63,113)
Allowance for foreign credit carryforwards	(2,486)
Allowance for state credit carryforwards	2,932
Allowance for domestic net operating loss carryforwards	2,178
Balance at December 31, 2020	$(132,531)

The increase in the valuation allowance related to the foreign net operating loss carryforwards for the year ended December 31, 2020 is due to the addition of a foreign affiliate net operating loss with a related full valuation allowance. The increases in the valuation allowance related to both the state and foreign credit carryforwards for the year ended December 31, 2019 relate primarily to carryforward assets recognized in connection with the Merger.

Foreign net operating loss carryforwards of $99.3 million will expire between December 31, 2024 and December 31, 2040, if not utilized. Foreign net operating loss carryforwards of $2.3 million have indefinite carryforward periods. Domestic net operating loss carryforwards of $24.3 million and tax credit carryforwards of $43.6 million will expire between December 31, 2024 and December 31, 2040, if not utilized.

We conduct business globally and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities around the world. We are no longer subject to state income tax examinations for years ended on or before May 31, 2007, U.S. federal income tax examinations for years ended on or before December 31, 2016 and U.K. corporation tax examinations for years ended on or before December 31, 2016.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits, excluding penalties and interest, for the years ended December 31, 2020, 2019 and 2018 as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)

Balance at the beginning of the year	$29,671	$21,197	$31,218
Additions related to acquisitions	3,186	22,283	—
Reductions for income tax positions of prior years	(5,408)	(14,235)	(10,021)
Settlements with income tax authorities	(909)	(2,583)	—
Additions for income tax positions of prior years	7,968	1,803	—
Additions based on income tax positions related to the current year	4,900	1,206	—
Balance at the end of the year	$39,408	$29,671	$21,197

As of December 31, 2020, the total amount of gross unrecognized income tax benefits that, if recognized, would affect the provision for income taxes is $35.1 million.

NOTE 11—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. Information about shares repurchased and retired was as follows for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018

	(in thousands, except per share amounts)

Number of shares repurchased and retired	3,304	2,328	1,927
Cost of shares repurchased, including commissions	$633,948	$324,583	$212,196
Average cost per share	$191.87	$139.42	$110.11

In connection with the completion of the Merger, our Articles of Incorporation were amended to increase the number of authorized shares of Global Payments common stock from 200 million to 400 million.

As of December 31, 2020, the amount that may yet be purchased under our share repurchase program was $1,020.0 million. On January 28, 2021, our board of directors approved an increase to our existing share repurchase program authorization, which raised the total available authorization to $1.5 billion. On February 10, 2021, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $500 million of our common stock. In exchange for an up-front payment of $500 million, the financial institution committed to deliver a number of shares during the ASR program purchase period, which will end on March 31, 2021. On February 12, 2021, 2,090,713 shares were initially delivered to us.

On January 28, 2021, the board of directors declared a cash dividend of $0.195 per share payable on March 26, 2021 to common shareholders of record on March 12, 2021.

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

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)

Share-based compensation expense	$148,792	$89,634	$57,826
Income tax benefit	$33,530	$20,519	$13,038

Restricted Stock

Restricted stock awards vest in equal annual installments over a three-year period or in some cases vest at the end of a three-year service period. Restricted shares cannot be sold or transferred until they have vested. The grant date fair value of restricted stock awards, which is based on the quoted market value of our common stock on the grant date, is recognized as share-based compensation expense on a straight-line basis over the vesting period.

Performance Units

Certain of our executives have been granted performance-based restricted stock units that, after a performance period, may convert into common shares ("performance units"). The number of common shares is dependent upon the level of achievement of certain performance measures during the performance period. The Compensation Committee of our board of directors ("Compensation Committee") establishes performance measures and may set a range of possible performance-based outcomes for performance units. Performance units are converted only after the Compensation Committee certifies performance based on pre-established measures.

For these awards, we recognize compensation expense on a straight-line basis over the applicable performance or service period using the grant date fair value of the award and the number of shares expected to be earned according to the level of achievement of performance measures. When the estimated number of common shares expected to be earned is changed during the performance period, we make a cumulative adjustment to share-based compensation expense based on the revised estimate. The performance periods for awards granted generally range from one to three years.

The following table summarizes the changes in unvested restricted stock awards and performance units for the years ended December 31, 2020, 2019 and 2018:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2017	1,226	$78.29
Granted	650	109.85
Vested	(722)	60.08
Forfeited	(70)	91.47
Unvested at December 31, 2018	1,084	108.51
Replacement Awards	894	163.74
Granted	784	142.26
Vested	(781)	105.04
Forfeited	(137)	124.30
Unvested at December 31, 2019	1,844	149.96
Granted	607	191.20
Vested	(835)	128.91
Forfeited	(70)	168.40
Unvested at December 31, 2020	1,546	$176.71

The total fair value of restricted stock and performance awards vested was $107.7 million, $82.1 million and $43.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

For restricted stock awards and performance units, we recognized compensation expense of $135.4 million, $74.3 million and $53.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $179.5 million of unrecognized compensation expense related to unvested restricted stock awards and performance units that we expect to recognize over a weighted-average period of 2.0 years. Our restricted stock and performance unit plans provide for accelerated vesting under certain conditions.

Stock Options

Stock options are granted with an exercise price equal to 100% of fair market value of our common stock on the date of grant and have a term of ten years. Stock options vest in equal installments on each of the first three anniversaries of the grant date. Our stock option plans provide for accelerated vesting under certain conditions.

The following table summarizes changes in stock option activity for the years ended December 31, 2020, 2019 and 2018:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2017	723	$47.79	6.4	$37.9
Granted	103	114.70
Forfeited	(22)	100.38
Exercised	(206)	42.65		16.5
Outstanding at December 31, 2018	598	59.16	6.2	27.3
Replacement Awards	1,336	68.96
Granted	109	128.22
Forfeited	(23)	110.13
Exercised	(265)	33.99		28.8
Outstanding at December 31, 2019	1,755	74.06	6.5	190.3
Granted	124	200.42
Forfeited	(3)	112.85
Exercised	(623)	59.78		85.8
Outstanding at December 31, 2020	1,253	$93.66	6.3	$152.6

Options vested and exercisable at December 31, 2020	859	$71.15	5.4	$123.9

We recognized compensation expense for stock options of $8.4 million, $12.5 million and $2.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $85.8 million, $28.8 million and $16.5 million. As of December 31, 2020, we had $8.4 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 1.7 years.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018, including the Replacement Awards granted during the year ended December 31, 2019, was $54.85, $99.56, and $35.09, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Years Ended December 31,
	2020	2019	2018

Risk-free interest rate	1.24%	1.72%	2.60%
Expected volatility	30%	31%	29%
Dividend yield	0.39%	0.04%	0.04%
Expected term (years)	5	5	5

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

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)

Income taxes paid, net of refunds	$308,620	$146,739	$101,302
Interest paid	$343,213	$206,562	$177,525

NOTE 14—NONCONTROLLING INTERESTS

The following table presents the reconciliation of net income attributable to noncontrolling interests to comprehensive income attributable to noncontrolling interests for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)

Net income attributable to noncontrolling interests	$20,580	$38,663	$32,614
Foreign currency translation attributable to noncontrolling interests	14,643	(2,725)	(2,696)
Comprehensive income attributable to noncontrolling interests	$35,223	$35,938	$29,918

On October 1, 2020, we paid €493 million ($578.2 million equivalent as of October 1, 2020) to increase our controlling financial interest in Comercia Global Payments Entidad de Pago, S.L. (“Comercia”) from 51% to 80%. We funded the transaction with a combination of available cash and borrowings on our unsecured revolving credit facility. The transaction resulted in a reduction in equity attributable to noncontrolling interests of approximately $68.4 million and a reduction in total equity attributable to Global Payments of approximately $509.8 million. The net effects of the transaction include a reclassification of an accumulated other comprehensive loss related to foreign currency translation of $12.1 million from noncontrolling interests to equity attributable to Global Payments.

NOTE 15—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the years ended December 31, 2020, 2019 and 2018:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2017	$(185,856)	$6,999	$(4,287)	$(183,144)
Cumulative effect of adoption of new accounting standards	(1,843)	—	—	(1,843)
Other comprehensive (loss) income	(116,575)	(9,373)	760	(125,188)
Balance at December 31, 2018	(304,274)	(2,374)	(3,527)	(310,175)
Other comprehensive income (loss)	62,375	(66,945)	4,174	(396)
Balance at December 31, 2019	(241,899)	(69,319)	647	(310,571)
Other comprehensive income (loss)	139,727	(12,224)	(7,150)	120,353
Effect of purchase of subsidiary shares from noncontrolling interest	(12,055)	—	—	(12,055)
Balance at December 31, 2020	$(114,227)	$(81,543)	$(6,503)	$(202,273)

Other comprehensive income (loss) attributable to noncontrolling interests, which relates only to foreign currency translation, was $14.6 million, $(2.7) million, and $(2.7) million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 16—SEGMENT INFORMATION

Information About Profit and Assets

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions.

Our payment technology solutions are similar around the world in that we enable our customers to accept card, electronic, check and digital-based payments. Through our Merchant Solutions segment, our offerings include, but are not limited to, authorization services, settlement and funding services, customer support and help-desk functions, chargeback resolution, terminal rental, sales and deployment, payment security services, consolidated billing and statements and on-line reporting. In addition, we offer a wide array of enterprise software solutions that streamline business operations to customers in numerous vertical markets. We also provide a variety of value-added services, including analytic and engagement tools, payroll and human capital management services and reporting that assist our customers with driving demand and operating their businesses more efficiently.

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

We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments are not allocated to the segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies in "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization are as follows:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)

Revenues (1):
Merchant Solutions	$4,688,335	$4,098,580	$3,345,181
Issuer Solutions	1,981,435	604,654	21,185
Business and Consumer Solutions	829,505	227,440	—
Intersegment eliminations	(75,717)	(18,782)	—
Consolidated revenues	$7,423,558	$4,911,892	$3,366,366

Operating income (loss) (1)(2):
Merchant Solutions	$1,162,741	$1,148,975	$940,157
Issuer Solutions	277,651	82,172	14,084
Business and Consumer Solutions	138,630	19,473	—
Corporate	(685,069)	(459,203)	(217,186)
Consolidated operating income	$893,953	$791,417	$737,055

Depreciation and amortization (1):
Merchant Solutions	$948,798	$677,196	$516,731
Issuer Solutions	547,299	157,799	710
Business and Consumer Solutions	95,720	34,914	—
Corporate	22,623	8,426	5,372
Consolidated depreciation and amortization	$1,614,440	$878,335	$522,813

(1) Revenues, operating income and depreciation and amortization reflect the effects of acquired businesses from the respective dates of acquisition. For further discussion, see "Note 2—Acquisitions."

(2) During the year ended December 31, 2020 and 2019, operating income for our Merchant Solutions segment reflected the effect of acquisition and integration expenses of $7.0 million and $56.1 million, respectively. Operating loss for Corporate included acquisition and integration expenses of $313.0 million, $199.5 million and $56.1 million, respectively, during the years ended December 31, 2020, 2019 and 2018. Acquisition and integration expenses for 2020 and 2019 were primarily related to the Merger.

Entity-Wide Information

As a percentage of our total consolidated revenues, revenues from external customers in the United States and the United Kingdom were 78% and 8%, respectively, for the year ended December 31, 2020, 72% and 8%, respectively, for the year ended December 31, 2019, and 67% and 9%, respectively, for the year ended December 31, 2018. Revenues from external customers are attributed to individual countries based on the location of the customer arrangements. Our results of operations and our financial condition are not significantly reliant upon any single customer.

Long-lived assets, excluding goodwill and other intangible assets, by location as of December 31, 2020 and 2019 were as follows:

	2020	2019

	(in thousands)

United States	$1,026,884	$950,567
Foreign countries	551,648	432,235
	$1,578,532	$1,382,802

NOTE 17—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at December 31, 2020 for purchase obligations were as follows (in thousands):

Year ending December 31:
2021	$292,865
2022	181,486
2023	108,610
2024	75,981
2025	93,523
2026 and thereafter	527,500
Total future minimum payments	$1,279,965

During the year ended December 31, 2020, we entered into a new agreement to acquire software and related services, of which $97.6 million was financed utilizing a two-year vendor financing arrangement.

Legal Matters

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

On September 23, 2019, a jury in the Superior Court of Dekalb County Georgia, awarded Frontline Processing Corp. ("Frontline") $135.2 million in damages, costs and attorney's fees (plus interest) following a trial of a breach of contract dispute between Frontline and Global Payments, wherein Frontline alleged that Global Payments violated provisions of the parties' Referral Agreement and Master Services Agreement. The Superior Court entered a final judgment on the verdict in favor of Frontline on September 30, 2019. We believe the jury verdict is in error and Frontline’s case is completely without merit, and we have appealed the decision to the Georgia Court of Appeals. Our appeal is pending. While it is reasonably possible that we will incur some loss between zero and the judgment amount plus interest, we have determined that it is not probable that Global Payments has incurred a loss under the applicable accounting standard (ASC Topic 450, Contingencies) as of December 31, 2020. As a result, we have not recorded a liability on the consolidated balance sheet with respect to this litigation.

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

BIN/ICA Agreements

We have entered into sponsorship or depository and processing agreements with certain banks. These agreements allow us to use the banks' identification numbers, referred to as Bank Identification Number ("BIN") for Visa transactions and an Interbank Card Association ("ICA") number for Mastercard transactions, to clear credit card transactions through Visa and Mastercard. Certain of these agreements contain financial covenants, and we were in compliance with all such covenants as of December 31, 2020.

NOTE 18—QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly results for the years ended December 31, 2020 and 2019 were as follows:

	Quarters Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020

	(in thousands, except per share data)

Revenues	$1,903,598	$1,671,952	$1,917,815	$1,930,193
Operating income	243,979	107,574	290,419	251,981
Net income	150,608	39,444	230,230	184,818
Net income attributable to Global Payments	143,575	37,331	220,971	182,643
Basic earnings per share attributable to Global Payments	0.48	0.12	0.74	0.61
Diluted earnings per share attributable to Global Payments	0.48	0.12	0.74	0.61

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019

	(in thousands, except per share data)

Revenues	$883,039	$935,152	$1,105,941	$1,987,760
Operating income	199,492	221,726	174,037	196,162
Net income	119,205	130,039	105,731	114,301
Net income attributable to Global Payments	112,341	120,458	95,044	102,770
Basic earnings per share attributable to Global Payments	0.71	0.77	0.54	0.34
Diluted earnings per share attributable to Global Payments	0.71	0.77	0.54	0.34

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

Acquisition and integration expenses were $71.9 million, $85.1 million, $56.7 million and $106.3 million for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, respectively. Acquisition and integration expenses were $5.3 million, $14.2 million, $100.8 million and $135.3 million for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, respectively.

GLOBAL PAYMENTS INC.
SCHEDULE II

Valuation & Qualifying Accounts
(in thousands)

(a)	(b)	(c)	(d)	(e)
Description(3)	Balance at Beginning of Period	Additions: Charged to Costs and Expenses(2)	Deductions: Uncollectible Accounts Write-Offs (Recoveries)	Balance at End of Period

Allowance for credit losses - accounts receivable
December 31, 2018	$1,807	$10,430	$9,189	$3,048
December 31, 2019	3,048	18,097	11,765	9,380
December 31, 2020	$9,380	$27,107	$15,879	$20,608

Allowance for credit losses - settlement assets (1)
December 31, 2018	$3,460	$16,068	$16,740	$2,788
December 31, 2019	2,788	20,433	19,794	3,427
December 31, 2020	$3,427	$16,915	$14,171	$6,171

Reserve for sales allowances
December 31, 2018	$601	$6,244	$5,304	$1,541
December 31, 2019	1,541	6,370	3,841	4,070
December 31, 2020	$4,070	$14,511	$7,710	$10,871

Allowance for credit and operating losses - check guarantee
December 31, 2018	$5,738	$19,314	$19,987	$5,065
December 31, 2019	5,065	13,346	14,490	3,921
December 31, 2020	$3,921	$10,092	$11,911	$2,102

Reserve for contract contingencies and processing errors
December 31, 2019	$—	$5,669	$1,453	$4,216
December 31, 2020	$4,216	$515	$1,142	3,589

Reserve for cardholder losses
December 31, 2019	$—	$24,391	$15,159	$9,232
December 31, 2020	$9,232	$61,847	$61,004	$10,075

Deferred income tax asset valuation allowance
December 31, 2018	$16,550	$6,840	$—	$23,390
December 31, 2019	23,390	48,652	—	72,042
December 31, 2020	$72,042	$60,489	$—	$132,531

(1) Included in settlement processing obligations.

(2) In addition to amounts charged to costs and expenses, amounts in this column include additions, as applicable, resulting from business combinations and the adoption of the new credit loss standard as of January 1, 2020.

(3) Reflects certain changes in descriptions and grouping of accounts as a result of the adoption of the new credit loss standard as of January 1, 2020. Reclassifications have been made to the prior year comparative periods to conform with the current period presentation, including the separate presentation of sales allowances.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission the Internal Control — Integrated Framework (2013).

Based on the results of its evaluation, management believes that as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

Attestation Report of Public Accounting Firm

Deloitte & Touche LLP has issued an attestation report on our internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8 - Financial Statements and Supplementary Data for the year ended December 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, as part of our ongoing integration activities following the Merger, we continued to apply our controls and procedures to the acquired operations of TSYS and to augment our company-wide controls to address the risks inherent in an acquisition business combination of this magnitude. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 includes the acquired operations of TSYS.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate by reference in this Item 10 information about our directors, executive officers and our corporate governance contained under the headings "Proposal 1: Election of Directors" and "Biographical Information About Our Executive Officers" and information about compliance with Section 16(a) of the Securities and Exchange Act of 1934 by our directors and executive officers under the heading "Delinquent Section 16(a) Reports" from our proxy statement to be delivered in connection with our 2021 Annual Meeting of Shareholders to be held on April 29, 2021 ("2021 Proxy Statement").

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

ITEM 11 - EXECUTIVE COMPENSATION

We incorporate by reference in this Item 11 the information relating to executive and director compensation and the report of the Compensation Committee contained under the headings "Compensation Discussion and Analysis" and "Board and Corporate Governance-Director Compensation" from our 2021 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference in this Item 12 the information relating to ownership of our common stock by certain persons contained under the headings "Common Stock Ownership-Common Stock Ownership by Management" and "Common Stock Ownership-Common Stock Ownership by Non-Management Shareholders" from our 2021 Proxy Statement.

The following table provides certain information as of December 31, 2020 concerning the shares of our common stock that may be issued under existing equity compensation plans. For more information on these plans, see "Note 12—Share-Based Awards and Options" in the notes to the accompanying consolidated financial statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	858,771	71.15	34,429,224
Equity compensation plans not approved by security holders	—	—	—
Total	858,771	$71.15	34,429,224

The number of securities remaining available for future issuance under equity compensation plans reflected in column (c) above includes 9,519,101 shares authorized for issuance under our 2011 Amended and Restated Incentive Plan (the "2011 Incentive Plan"), all of which are available for issuance pursuant to grants of full-value stock awards, 1,880,010 shares authorized under our 2000 Employee Stock Purchase Plan (the "2000 ESPP"), 13,554,740 shares authorized under our Total System Services 2017 Omnibus Plan, 7,331,435 shares authorized under our Total System Services 2012 Omnibus Plan, 1,541,327 shares authorized under our Total System Services 2007 Omnibus Plan and 602,611 shares authorized under our Amended and Restated NetSpend Holdings, Inc. 2004 Equity Incentive Plan for Options and Restricted Shares Assumed by Total System Services. We intend to issue future shares under the 2011 Incentive Plan and the 2000 ESPP only.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference in this Item 13 the information regarding certain relationships and related transactions between us and our affiliates and the independence of our directors contained under the headings "Additional Information--Relationships and Related Party Transactions" and "Board and Corporate Governance-Board Independence" from our 2021 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference in this Item 14 the information regarding principal accounting fees and services contained under the heading "Proposal Three: Ratification of Reappointment of Auditors" from our 2021 Proxy Statement.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES:

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements listed below are set forth in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

(2) Financial Statement Schedules

Page Number
Schedule II, Valuation and Qualifying Accounts	99

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

3.2
Articles of Amendment to the Third Amended and Restated Articles of Incorporation of Global Payments Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 1, 2020.

3.3	Tenth Amended and Restated Bylaws of Global Payments Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 1, 2020.
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
4.13
Supplemental Indenture No. 2, dated as of May 15, 2020, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 15, 2020.

4.14	Form of Global Note (included in Exhibit 4.13).
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

10.8+	Amended and Restated 2000 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on July 28, 2010.
10.9+
Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated June 1, 2004, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on July 30, 2007, File No. 001-16111.

10.10+
Amendment to the Third Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated March 28, 2007, incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on July 30, 2007, File No. 001-16111.

10.11+	Third Amended and Restated 2005 Incentive Plan, dated December 31, 2008, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed April 6, 2009, File No. 001-16111.
10.12+
Annual Performance Plan, adopted August 29, 2012 (sub-plan to the Global Payments Inc. 2011 Incentive Plan, dated September 27, 2011), incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed on July 25, 2013.

10.13+	Non-Qualified Deferred Compensation Plan, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on September 16, 2010.
10.14+	Amended and Restated 2011 Incentive Plan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KT filed on February 28, 2017.
10.15+
Form of Non-Statutory Stock Option Award pursuant to the Amended and Restated 2005 Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on January 8, 2007, File No. 001-16111.

10.16+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2019), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019.

10.17+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2019), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019.

10.18+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2019) incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2019.

10.19+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2018), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018.

10.20+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2018), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018.

10.21+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2018) incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2018.any’s Form 10-Q filed on May 3, 2018.

10.22+
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2017), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017.

10.23+
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2017), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017.

10.24+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2017) incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2017.

10.25+	Form of Synergy Performance Share Agreement (2019 calendar year), incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.
10.26+
Amended and Restated Employment Agreement, dated as of September 20, 2019, by and between Global Payments Inc. and Jeffrey S. Sloan, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.

10.27+
Amended and Restated Employment Agreement, dated as of September 20, 2019, by and between Global Payments Inc. and Cameron M. Bready, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.

10.28+
Amended and Restated Employment Agreement, dated as of September 20, 2019, by and between Global Payments Inc. and Guido F. Sacchi, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.

10.29+
Amended and Restated Employment Agreement, dated as of September 20, 2019, by and between Global Payments Inc. and David L. Green, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.

10.30+
Employment Agreement, dated as of September 20, 2019, by and between Global Payments Inc. and Paul M. Todd incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2019.

10.31 +
Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2020), incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020.

10.32 +
Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2020), incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020.

10.33+
Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2020), incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2020.

10.34+
Underwriting Agreement, dated May 7, 2020, among the Company and the underwriters named therein, incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K filed on May 8, 2020.

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.
32.1*	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.1*	The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
+ Management contract or compensatory plan or arrangement.
++ Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and Global Payments Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule and/or exhibit upon request.

(b) Exhibits

Page Number
Index to Exhibits	103

(c)    Financial Statement Schedules

See Item 15(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Payments Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2021.

GLOBAL PAYMENTS INC.

By:	/s/ Jeffrey S. Sloan
Jeffrey S. Sloan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David M. Sheffield
David M. Sheffield
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Global Payments Inc. and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ M. Troy Woods*	Chairman of the Board	February 19, 2021
M. Troy Woods

	/s/ Kriss Cloninger III*	Lead Independent Director	February 19, 2021
Kriss Cloninger III

	/s/ F. Thaddeus Arroyo*	Director	February 19, 2021
F. Thaddeus Arroyo

	/s/ Robert H.B. Baldwin, Jr.*	Director	February 19, 2021
Robert H.B. Baldwin, Jr.

	/s/ John G. Bruno*	Director	February 19, 2021
John G. Bruno

	/s/ William I Jacobs*	Director	February 19, 2021
William I Jacobs

	/s/ Joia M. Johnson*	Director	February 19, 2021
Joia M. Johnson

	/s/ Ruth Ann Marshall*	Director	February 19, 2021
Ruth Ann Marshall

	/s/ Connie D. McDaniel*	Director	February 19, 2021
Connie D. McDaniel

	/s/ William B. Plummer*	Director	February 19, 2021
William B. Plummer

	/s/ John T. Turner*	Director	February 19, 2021
John T. Turner

	/s/ Jeffrey S. Sloan	Director	February 19, 2021
Jeffrey S. Sloan

*By:	/s/ Jeffrey S. Sloan	Attorney-in-fact	February 19, 2021
Jeffrey S. Sloan