Form 10-Q
period 2021-03-31
GLOBAL PAYMENTS INC
filed 2021-05-04
CIK 1123360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
The number of shares of the issuer’s common stock, no par value, outstanding as of April 30, 2021 was 295,215,722.

GLOBAL PAYMENTS INC.
FORM 10-Q
For the quarterly period ended March 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020

Revenues	$1,990,007	$1,903,598
Operating expenses:
Cost of service	925,246	933,871
Selling, general and administrative	789,502	725,748
	1,714,748	1,659,619
Operating income	275,259	243,979

Interest and other income	4,234	2,506
Interest and other expense	(83,141)	(92,644)
	(78,907)	(90,138)
Income before income taxes and equity in income of equity method investments	196,352	153,841
Income tax expense	20,675	15,502
Income before equity in income of equity method investments	175,677	138,339
Equity in income of equity method investments, net of tax	22,733	12,269
Net income	198,410	150,608
Net income attributable to noncontrolling interests, net of tax	(1,729)	(7,033)
Net income attributable to Global Payments	$196,681	$143,575

Earnings per share attributable to Global Payments:
Basic earnings per share	$0.66	$0.48
Diluted earnings per share	$0.66	$0.48
See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020

Net income	$198,410	$150,608
Other comprehensive income (loss):
Foreign currency translation adjustments	(33,567)	(204,111)
Income tax benefit related to foreign currency translation adjustments	750	1,007
Net unrealized gains (losses) on hedging activities	994	(47,896)
Reclassification of net unrealized losses on hedging activities to interest expense	10,838	4,671
Income tax (expense) benefit related to hedging activities	(2,864)	10,346
Other, net of tax	7,775	121
Other comprehensive loss	(16,074)	(235,862)

Comprehensive income (loss)	182,336	(85,254)
Comprehensive loss (income) attributable to noncontrolling interests	4,245	(380)
Comprehensive income (loss) attributable to Global Payments	$186,581	$(85,634)

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,082,414	$1,945,868
Accounts receivable, net	824,822	794,172
Settlement processing assets	1,397,002	1,230,853
Prepaid expenses and other current assets	574,592	621,467
Total current assets	4,878,830	4,592,360
Goodwill	23,853,850	23,871,451
Other intangible assets, net	11,698,884	12,015,883
Property and equipment, net	1,580,743	1,578,532
Deferred income taxes	8,120	7,627
Other noncurrent assets	2,237,301	2,135,692
Total assets	$44,257,728	$44,201,545
LIABILITIES AND EQUITY
Current liabilities:
Settlement lines of credit	$459,360	$358,698
Current portion of long-term debt	64,530	827,357
Accounts payable and accrued liabilities	2,096,637	2,061,384
Settlement processing obligations	1,495,638	1,301,652
Total current liabilities	4,116,165	4,549,091
Long-term debt	9,627,052	8,466,407
Deferred income taxes	2,895,401	2,948,390
Other noncurrent liabilities	776,919	750,613
Total liabilities	17,415,537	16,714,501
Commitments and contingencies
Equity:
Preferred stock, no par value; 5,000,000 shares authorized and none issued	—	—
Common stock, no par value; 400,000,000 shares authorized at March 31, 2021 and December 31, 2020; 295,157,603 issued and outstanding at March 31, 2021 and 298,332,459 issued and outstanding at December 31, 2020	—	—
Paid-in capital	24,403,323	24,963,769
Retained earnings	2,500,812	2,570,874
Accumulated other comprehensive loss	(212,373)	(202,273)
Total Global Payments shareholders’ equity	26,691,762	27,332,370
Noncontrolling interests	150,429	154,674
Total equity	26,842,191	27,487,044
Total liabilities and equity	$44,257,728	$44,201,545

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income	$198,410	$150,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	96,372	83,573
Amortization of acquired intangibles	329,201	314,245
Amortization of capitalized contract costs	21,050	18,738
Share-based compensation expense	37,165	27,822
Provision for operating losses and credit losses	23,405	37,629
Noncash lease expense	27,066	25,924
Deferred income taxes	(56,390)	(47,957)
Equity in income of equity investments, net of tax	(22,733)	(12,269)
Other, net	(5,847)	512
Changes in operating assets and liabilities, net of the effects of business combinations:
Accounts receivable	(37,141)	47,624
Settlement processing assets and obligations, net	21,714	12,966
Prepaid expenses and other assets	(33,128)	(53,540)
Accounts payable and other liabilities	262	(169,301)
Net cash provided by operating activities	599,406	436,574
Cash flows from investing activities:
Business combinations and other acquisitions, net of cash acquired	(11,074)	(67,196)
Capital expenditures	(86,159)	(104,802)
Other, net	293	2,348
Net cash used in investing activities	(96,940)	(169,650)
Cash flows from financing activities:
Net borrowings from (repayments of) settlement lines of credit	108,488	(78,092)
Proceeds from long-term debt	1,987,005	607,000
Repayments of long-term debt	(1,575,435)	(110,978)
Payments of debt issuance costs	(6,819)	—
Repurchases of common stock	(802,955)	(421,162)
Proceeds from stock issued under share-based compensation plans	17,705	28,283
Common stock repurchased - share-based compensation plans	(39,437)	(44,253)
Dividends paid	(57,574)	(58,279)
Net cash used in financing activities	(369,022)	(77,481)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21,141)	(67,655)
Increase in cash, cash equivalents and restricted cash	112,303	121,788
Cash, cash equivalents and restricted cash, beginning of the period	2,089,771	1,678,273
Cash, cash equivalents and restricted cash, end of the period	$2,202,074	$1,800,061

See Notes to Unaudited Consolidated Financial Statements.

GLOBAL PAYMENTS INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
 (in thousands, except per share data)

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	298,332	$24,963,769	$2,570,874	$(202,273)	$27,332,370	$154,674	$27,487,044
Net income			196,681		196,681	1,729	198,410
Other comprehensive loss				(10,100)	(10,100)	(5,974)	(16,074)
Stock issued under share-based compensation plans	1,003	17,705			17,705		17,705
Common stock repurchased - share-based compensation plans	(222)	(41,529)			(41,529)		(41,529)
Share-based compensation expense		37,165			37,165		37,165
Repurchases of common stock	(3,955)	(573,787)	(209,169)		(782,956)		(782,956)
Cash dividends declared ($0.195 per common share)			(57,574)		(57,574)		(57,574)
Balance at March 31, 2021	295,158	$24,403,323	$2,500,812	$(212,373)	$26,691,762	$150,429	$26,842,191

	Number of Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Global Payments Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	300,226	$25,833,307	$2,333,011	$(310,571)	$27,855,747	$199,242	$28,054,989
Cumulative effect of adoption of new accounting standard			(5,379)		(5,379)		(5,379)
Net income			143,575		143,575	7,033	150,608
Other comprehensive loss				(229,209)	(229,209)	(6,653)	(235,862)
Stock issued under share-based compensation plans	1,082	28,283			28,283		28,283
Common stock repurchased - share-based compensation plans	(203)	(37,787)			(37,787)		(37,787)
Share-based compensation expense		27,822			27,822		27,822
Repurchases of common stock	(2,095)	(326,441)	(77,521)		(403,962)		(403,962)
Cash dividends declared ($0.195 per common share)			(58,279)		(58,279)		(58,279)
Balance at March 31, 2020	299,010	$25,525,184	$2,335,407	$(539,780)	$27,320,811	$199,622	$27,520,433

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business, consolidation and presentation - We are a leading pure play payments technology company delivering innovative software and services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to operate their businesses more efficiently across a variety of channels around the world. We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions, which are described in "Note 10—Segment Information." Global Payments Inc. and its consolidated subsidiaries are referred to herein collectively as "Global Payments," the "Company," "we," "our" or "us," unless the context requires otherwise.

These unaudited consolidated financial statements include our accounts and those of our majority-owned subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

COVID-19 Update - During 2020 and continuing into 2021, the global economy has been, and continues to be, affected by COVID-19. The pandemic has caused and may continue to cause significant disruptions to businesses and markets worldwide as the virus continues to spread or has a resurgence in certain jurisdictions. Measures have been implemented by governments worldwide in an effort to contain the virus, including lockdowns, physical distancing, travel restrictions, limitations on public gatherings, work from home and restrictions on nonessential businesses. Certain government actions to gradually ease restrictions, provide economic stimulus and distribute vaccines have resulted in signs of economic recovery. However, the effects of the pandemic are still evolving, and its ultimate severity and duration, and the implications on future global economic conditions, remain uncertain.

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, the future magnitude, duration and effects of the COVID-19 pandemic are difficult to predict at this time, and the ultimate effect could result in additional charges related to the recoverability of assets, including financial assets, long-lived assets and goodwill and other losses. These unaudited consolidated financial statements reflect the financial statement effects of COVID-19 based upon management’s estimates and assumptions utilizing the most currently available information.

Recently adopted accounting pronouncements

Accounting Standards Update ("ASU") 2019-12— In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistency in application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. The adoption of ASU 2019-12 on January 1, 2021 did not have a material effect on our consolidated financial statements.

Recently issued pronouncements not yet adopted

ASU 2020-04—In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional expedients and exceptions to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022 for which an entity has elected certain optional expedients and which are retained through the end of the hedging relationship. The amendments in this update also include a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. If elected, the optional expedients for contract modifications must be applied consistently for all eligible contracts or eligible transactions within the relevant ASC Topic or Industry Subtopic that contains the guidance that otherwise would be required to be applied. The amendments in this update were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. A portion of our indebtedness bears interest at a variable rate based on LIBOR. Furthermore, we have entered into hedging instruments to manage our exposure to fluctuations in the LIBOR benchmark interest rate. We are evaluating the effect of the discontinuance of LIBOR on our outstanding debt and hedging instruments and the related effect of ASU 2020-04 on our consolidated financial statements.

NOTE 2—REVENUES

The following tables present a disaggregation of our revenues from contracts with customers by geography for each of our reportable segments for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,080,470	$378,043	$240,633	$(16,905)	$1,682,241
Europe	132,934	117,412	2,952	—	253,298
Asia Pacific	54,468	4,796	—	(4,796)	54,468
	$1,267,872	$500,251	$243,585	$(21,701)	$1,990,007

	Three months ended March 31, 2020
	Merchant Solutions	Issuer Solutions	Business and Consumer Solutions	Intersegment Eliminations	Total

	(in thousands)

Americas	$1,024,504	$393,754	$203,946	$(17,733)	$1,604,471
Europe	135,999	108,362	—	—	244,361
Asia Pacific	54,766	1,646	—	(1,646)	54,766
	$1,215,269	$503,762	$203,946	$(19,379)	$1,903,598

The following table presents a disaggregation of our Merchant Solutions segment revenues by distribution channel for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020

	(in thousands)

Relationship-led	$668,556	$676,522
Technology-enabled	599,316	538,747
	$1,267,872	$1,215,269

ASC Topic 606, Revenues from Contracts with Customers ("ASC 606"), requires that we determine for each customer arrangement whether revenue should be recognized at a point in time or over time. For the three months ended March 31, 2021 and 2020, substantially all of our revenues were recognized over time.

Supplemental balance sheet information related to contracts from customers as of March 31, 2021 and December 31, 2020 was as follows:

	Balance Sheet Location	March 31, 2021	December 31, 2020

		(in thousands)

Assets:
Capitalized costs to obtain customer contracts, net	Other noncurrent assets	$257,546	$253,780
Capitalized costs to fulfill customer contracts, net	Other noncurrent assets	$91,070	$81,371

Liabilities:
Contract liabilities, net (current)	Accounts payable and accrued liabilities	$212,520	$217,938
Contract liabilities, net (noncurrent)	Other noncurrent liabilities	$49,740	$52,944

Net contract assets were not material at March 31, 2021 or at December 31, 2020. Revenue recognized for the three months ended March 31, 2021 and 2020 from contract liability balances at the beginning of each period was $85.9 million and $90.8 million, respectively.

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. The purpose of this disclosure is to provide additional information about the amounts and expected timing of revenue to be recognized from the remaining performance obligations in our existing contracts. The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2021. However, as permitted, we have elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. Accordingly, the total unsatisfied or partially unsatisfied performance obligations related to processing services is significantly higher than the amounts disclosed in the table below (in thousands):

Year ending December 31,

2021	$732,761
2022	786,550
2023	582,240
2024	404,552
2025	302,335
2026 and thereafter	603,637
Total	$3,412,075

NOTE 3—LONG-TERM DEBT AND LINES OF CREDIT

As of March 31, 2021 and December 31, 2020, long-term debt consisted of the following:

	March 31, 2021	December 31, 2020

	(in thousands)

3.800% senior notes due April 1, 2021	$—	$752,199
3.750% senior notes due June 1, 2023	564,282	562,258
4.000% senior notes due June 1, 2023	560,990	565,930
2.650% senior notes due February 15, 2025	993,532	993,110
1.200% senior notes due March 1, 2026	1,090,577	—
4.800% senior notes due April 1, 2026	806,499	809,324
4.450% senior notes due June 1, 2028	481,490	482,588
3.200% senior notes due August 15, 2029	1,236,820	1,236,424
2.900% senior notes due May 15, 2030	989,318	989,025
4.150% senior notes due August 15, 2049	739,878	739,789
Unsecured term loan facility	1,986,780	1,985,776
Unsecured revolving credit facility	124,000	36,000
Finance lease liabilities	70,962	75,989
Other borrowings	46,454	65,352
Total long-term debt	9,691,582	9,293,764
Less current portion	64,530	827,357
Long-term debt, excluding current portion	$9,627,052	$8,466,407

The carrying amounts of our senior notes and term loans in the table above are presented net of unamortized discount and unamortized debt issuance costs, as applicable. At March 31, 2021, unamortized discount on senior notes was $9.3 million, and unamortized debt issuance costs on senior notes and the unsecured term loan facility were $53.8 million. At December 31, 2020, unamortized discount on senior notes was $8.5 million, and unamortized debt issuance costs on our senior notes and the unsecured term loan facility were $47.4 million. The portion of unamortized debt issuance costs related to revolving credit facilities is included in other noncurrent assets. At March 31, 2021, unamortized debt issuance costs on the unsecured revolving credit facility were $12.6 million, and, at December 31, 2020, unamortized debt issuance costs on the unsecured revolving credit facility were $13.8 million.

At March 31, 2021, future maturities of long-term debt (excluding finance lease liabilities) were as follows by year (in thousands):

Year ending December 31,

2021	$37,950
2022	58,403
2023	1,300,000
2024	1,874,000
2025	1,000,000
2026 and thereafter	5,300,000
Total	$9,570,353

Senior Unsecured Notes

On February 26, 2021, we issued $1.1 billion in aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at March 31, 2021. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

As of March 31, 2021, our senior notes had a total carrying amount of $7.5 billion and an estimated fair value of $7.8 billion. The estimated fair value of our senior notes was based on quoted market prices in an active market and is considered to be a Level 1 measurement of the valuation hierarchy. The fair value of other long-term debt approximated its carrying amount at March 31, 2021.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of March 31, 2021, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of March 31, 2021.

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

The table below presents information about our derivative financial instruments, designated as cash flow hedges, included in the consolidated balance sheets:

				Fair Values
Derivative Financial Instruments	Balance Sheet Location	Weighted-Average Fixed Rate of Interest at March 31, 2021	Range of Maturity Dates at March 31, 2021	March 31, 2021	December 31, 2020

				(in thousands)

Interest rate swaps (Notional of $300 million at December 31, 2020)	Accounts payable and accrued liabilities	NA	NA	$—	$1,330
Interest rate swaps (Notional of $1,250 million at March 31, 2021 and December 31, 2020)	Other noncurrent liabilities	2.73%	December 31, 2022	$56,357	$65,490

NA = not applicable.

The table below presents the effects of our interest rate swaps on the consolidated statements of income and statements of comprehensive income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020

	(in thousands)

Net unrealized gains (losses) recognized in other comprehensive income (loss)	$994	$(47,896)
Net unrealized losses reclassified out of other comprehensive income (loss) to interest expense	$10,838	$4,671

As of March 31, 2021, the amount of net unrealized losses in accumulated other comprehensive loss related to our interest rate swaps that is expected to be reclassified into interest expense during the next 12 months was $38.3 million.

Interest Expense

Interest expense was $81.2 million and $81.1 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 4—INCOME TAX

Our effective income tax rate for the three months ended March 31, 2021 was 10.5%. Our effective income tax rate for the three months ended March 31, 2021 differed from the U.S. statutory rate primarily as a result of a change in the assessment of the need for a valuation allowance related to foreign tax credit carryforwards, foreign interest income not subject to tax, tax credits, the foreign-derived intangible income deduction and excess tax benefits of share-based awards.

Our effective income tax rate for the three months ended March 31, 2020 was 10.1%. Our effective income tax rate for the three months ended March 31, 2020 differed from the U.S. statutory rate primarily as a result of tax credits, excess tax benefits of share-based awards and the foreign-derived intangible income deduction.

NOTE 5—SHAREHOLDERS’ EQUITY

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase ("ASR") programs. During the three months ended March 31, 2021 and 2020, we repurchased and retired 3,955,400 and 2,094,731 shares of our common stock at a cost, including commissions, of $783.0 million and $404.0 million, or $198.00 per share and $192.85 per share, respectively. As of March 31, 2021, the remaining amount available under our share repurchase program was $901.0 million.

On February 10, 2021, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $500 million of our common stock. In exchange for an up-front payment of $500 million, the financial institution committed to deliver a number of shares during the ASR program purchase period, which ended on March 31, 2021. The total number of shares delivered under this ASR program was 2,491,161 shares at an average price of $200.71 per share.

On April 29, 2021, our board of directors declared a dividend of $0.195 per share payable on June 25, 2021 to common shareholders of record as of June 11, 2021.

NOTE 6—SHARE-BASED AWARDS AND STOCK OPTIONS

The following table summarizes share-based compensation expense and the related income tax benefit recognized for our share-based awards and stock options:

	Three Months Ended
	March 31, 2021	March 31, 2020

	(in thousands)

Share-based compensation expense	$37,165	$27,822
Income tax benefit	$8,399	$6,473

Share-Based Awards

The following table summarizes the changes in unvested restricted stock and performance awards for the three months ended March 31, 2021:

	Shares	Weighted-Average Grant-Date Fair Value

	(in thousands)

Unvested at December 31, 2020	1,546	$176.71
Granted	836	188.52
Vested	(578)	148.95
Forfeited	(14)	181.58
Unvested at March 31, 2021	1,790	$181.40

The total fair value of restricted stock and performance awards vested during the three months ended March 31, 2021 and March 31, 2020 was $86.1 million and $64.6 million, respectively.

For restricted stock and performance awards, we recognized compensation expense of $33.5 million and $25.2 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $289.4 million of unrecognized compensation expense related to unvested restricted stock and performance awards that we expect to recognize over a weighted-average period of 1.1 years.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2021:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(years)	(in millions)

Outstanding at December 31, 2020	1,253	$93.66	6.3	$152.6
Granted	112	196.06
Exercised	(163)	70.51
Outstanding at March 31, 2021	1,202	$106.19	6.5	$114.7

Options vested and exercisable at March 31, 2021	925	$85.79	5.8	$107.1

We recognized compensation expense for stock options of $2.4 million and $1.9 million during the three months ended March 31, 2021 and 2020, respectively. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $20.6 million and $53.6 million, respectively. As of March 31, 2021, we had $14.1 million of unrecognized compensation expense related to unvested stock options that we expect to recognize over a weighted-average period of 2.3 years.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $65.99 and $54.85, respectively. Fair value was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2021	March 31, 2020

Risk-free interest rate	0.59%	1.24%
Expected volatility	40%	30%
Dividend yield	0.44%	0.39%
Expected term (years)	5	5

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

NOTE 7—EARNINGS PER SHARE

Basic earnings per share ("EPS") was computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period. Earnings available to common shareholders was the same as reported net income attributable to Global Payments for all periods presented.

Diluted EPS is computed by dividing net income attributable to Global Payments by the weighted-average number of shares outstanding during the period, including the effect of share-based awards that would have a dilutive effect on EPS. All stock options with an exercise price lower than the average market share price of our common stock for the period are assumed to have a dilutive effect on EPS. The dilutive share base for the three months ended March 31, 2020 excluded approximately

124,888 shares related to stock options that would have an antidilutive effect on the computation of diluted earnings per share. There were no such shares for the three months ended March 31, 2021.

The following table sets forth the computation of diluted weighted-average number of shares outstanding for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020

	(in thousands)

Basic weighted-average number of shares outstanding	296,425	299,388
Plus: Dilutive effect of stock options and other share-based awards	1,246	1,450
Diluted weighted-average number of shares outstanding	297,671	300,838

NOTE 8 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

A reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of March 31, 2021 and December 31, 2020 to the amounts in the consolidated balance sheets is as follows:

	March 31, 2021	December 31, 2020

	(in thousands)
Cash and cash equivalents	$2,082,414	$1,945,868
Restricted cash included in prepaid expenses and other current assets	119,660	143,903
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,202,074	$2,089,771

Accounts payable and accrued liabilities

At March 31, 2021 and December 31, 2020, accounts payable and accrued liabilities in the consolidated balance sheet included obligations totaling $43.5 million and $48.4 million, respectively, for employee termination benefits resulting from merger-related integration activities. During the three months ended March 31, 2021, we recognized charges for employee termination benefits of $25.2 million, which included $0.5 million of share-based compensation expense. During the three months ended March 31, 2020, we recognized charges for employee termination benefits of $17.6 million, which included $2.6 million of share-based compensation expense. As of March 31, 2021, the cumulative amount of recognized charges for employee termination benefits resulting from merger-related integration activities was $165.6 million, which included $24.5 million of share-based compensation expense. These charges are recorded within selling, general and administrative expenses in our consolidated statements of income and included within Corporate expenses for segment reporting purposes. New obligations may arise and related expenses may be incurred as merger-related integration activities continue in 2021.

NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive income (loss) were as follows for the three months ended March 31, 2021 and 2020:

	Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Hedging Activities	Other	Accumulated Other Comprehensive Loss

	(in thousands)

Balance at December 31, 2020	$(114,227)	$(81,543)	$(6,503)	$(202,273)
Other comprehensive (loss) income	(26,843)	8,968	7,775	(10,100)
Balance at March 31, 2021	$(141,070)	$(72,575)	$1,272	$(212,373)

Balance at December 31, 2019	$(241,899)	$(69,319)	$647	$(310,571)
Other comprehensive (loss) income	(196,451)	(32,879)	121	(229,209)
Balance at March 31, 2020	$(438,350)	$(102,198)	$768	$(539,780)

Other comprehensive loss attributable to noncontrolling interests, which relates only to foreign currency translation, was $6.0 million and $6.7 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 10—SEGMENT INFORMATION

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. We evaluate performance and allocate resources based on the operating income of each operating segment. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Corporate. Interest and other income, interest and other expense, income tax expense and equity in income of equity method investments, net of tax, are not allocated to the individual segments. We do not evaluate the performance of or allocate resources to our operating segments using asset data. The accounting policies of the reportable operating segments are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2020 and our summary of significant accounting policies in "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies."

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization was as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020

	(in thousands)

Revenues:
Merchant Solutions	$1,267,872	$1,215,269
Issuer Solutions	500,251	503,762
Business and Consumer Solutions	243,585	203,946
Intersegment eliminations	(21,701)	(19,379)
Consolidated revenues	$1,990,007	$1,903,598

Operating income (loss)(1):
Merchant Solutions	$339,989	$304,153
Issuer Solutions	68,455	59,304
Business and Consumer Solutions	61,923	31,112
Corporate	(195,108)	(150,590)
Consolidated operating income	$275,259	$243,979

Depreciation and amortization:
Merchant Solutions	$250,596	$233,021
Issuer Solutions	144,609	136,737
Business and Consumer Solutions	21,920	23,641
Corporate	8,448	4,419
Consolidated depreciation and amortization	$425,573	$397,818

(1) Operating loss for Corporate included acquisition and integration expenses of $90.1 million and $69.7 million during the three months ended March 31, 2021 and 2020, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We have contractual obligations related to service arrangements with suppliers for fixed or minimum amounts. Future minimum payments at March 31, 2021 for purchase obligations were as follows (in thousands):

Year ending December 31:
2021	$404,484
2022	232,720
2023	183,005
2024	151,030
2025	154,986
2026	184,041
2027 and thereafter	754,025
Total future minimum payments	$2,064,291

Legal Matters

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows.

On September 23, 2019, a jury in the Superior Court of Dekalb County Georgia, awarded Frontline Processing Corp. ("Frontline") $135.2 million in damages, costs and attorney's fees (plus interest) following a trial of a breach of contract dispute between Frontline and Global Payments, wherein Frontline alleged that Global Payments violated provisions of the parties' Referral Agreement and Master Services Agreement. The Superior Court entered a final judgment on the verdict in favor of Frontline on September 30, 2019. We believe the jury verdict is in error and Frontline’s case is completely without merit, and we have appealed the decision to the Georgia Court of Appeals. Our appeal is pending. While it is reasonably possible that we will incur some loss between zero and the judgment amount plus interest, we have determined that it is not probable that Global Payments has incurred a loss under the applicable accounting standard (ASC Topic 450, Contingencies) as of March 31, 2021. As a result, we have not recorded a liability on the consolidated balance sheet with respect to this litigation.

NOTE 12—SUBSEQUENT EVENT

On May 4, 2021, we announced our plan to acquire Zego (Powered by PayLease), a leading property technology company that modernizes the resident experience with a comprehensive management software platform. Pursuant to the terms and subject to the conditions set forth in the purchase agreement, we will pay the seller cash consideration of approximately $925 million, which we plan to fund with cash on hand and our revolving credit facility. We expect the acquisition to close by the end of the second quarter of 2021, subject to regulatory approval and customary closing conditions.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements.

Executive Overview

We are a leading pure play payments technology company delivering innovative software and services to our customers globally. Our technologies, services and employee expertise enable us to provide a broad range of solutions that allow our customers to operate their businesses more efficiently across a variety of channels around the world.

On September 18, 2019, we merged with Total System Services, Inc. ("TSYS") (the "Merger"). We continue to execute on merger and integration activities, such as combining business operations, streamlining technology infrastructure, eliminating duplicative corporate and operational support structures and realizing scale efficiencies. We also continue to invest in software and hardware to support the development of new technologies, infrastructure to support our growing business and continued consolidation and enhancement of our operating platforms.

Highlights related to our financial condition at March 31, 2021 and results of operations for the three months then ended include the following:

•Consolidated revenues for the three months ended March 31, 2021 increased to $1,990.0 million, compared to $1,903.6 million for the prior year, primarily due to an increase in transaction volumes resulting from the easing of COVID-19 restrictions and incremental revenues in our Business and Consumer Solutions segment due to an increase in consumer spending, including additional spending volumes driven by stimulus payments distributed to our customers by the United States government in the first quarter of 2021.

•Consolidated operating income for the three months ended March 31, 2021 increased to $275.3 million, compared to $244.0 million for the prior year. Operating margin for the three months ended March 31, 2021 increased to 13.8%, compared to 12.8% for the prior year. The increase in consolidated operating income and operating margin for the three months ended March 31, 2021 is due to the increase in revenues and favorable effects of Merger-related cost synergies and cost-saving actions taken to mitigate the financial effects of the COVID-19 pandemic.

•On February 10, 2021, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021. The total number of shares delivered under this ASR program was 2,491,161 shares at an average price of $200.71 per share.

•On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due February 2026. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

COVID-19 Update
In March 2020, the World Health Organization declared the outbreak of the COVID-19 virus a global pandemic. Since that time, the global economy has been, and continues to be, affected by COVID-19. The pandemic has caused and may continue to cause significant disruptions to businesses and markets worldwide as the virus continues to spread or has a resurgence in certain jurisdictions. The pandemic and measures to prevent its spread affected our financial results during 2020 and continued to affect our financial results in the first quarter of 2021. Spending and transaction volumes decreased beginning in mid-March 2020, as governments implemented measures in an effort to contain the virus, including lockdowns, physical distancing, travel restrictions, limitations on public gatherings, work from home and restrictions on nonessential businesses. We saw improvement in our financial results and positive trends during the latter half of 2020 and into the first quarter of 2021 as certain governments began to gradually ease restrictions and provide economic stimulus and vaccine distribution accelerated, leading to an increase in spending and transaction volumes. While we continue to see signs of economic recovery, the rate of recovery on a global basis has been affected by the reinstatement of restrictions in certain jurisdictions.

Early actions we took to preserve our available capital and provide financial flexibility in response to the effects of COVID-19 on our business, including the reduction of certain operating expenses, employee compensation costs, other discretionary spending and planned capital expenditures, added to the strength of our financial profile. While we have discontinued many of these temporary actions, the effects of certain of these actions continue to have a favorable effect on our operating results. We continue to closely monitor the evolving effects of the COVID-19 pandemic; however, the implications on future global economic conditions and related effects on our business and financial condition are difficult to predict due to uncertainties around the ultimate severity, scope and duration of the pandemic, the availability and effectiveness of treatments or vaccines and the direction or extent of current or future restrictive actions that may be imposed by governments or public health authorities. While we expect the COVID-19 pandemic will continue to have an adverse effect on our revenues and earnings in 2021, we do expect a recovery throughout the year. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures and other investments in the business during 2021 will return to pre-COVID levels. However, we continue to monitor the effects of COVID-19 and will adjust our future level of capital investments accordingly.

For a further discussion of trends, uncertainties and other factors that could affect our future operating results related to the effects of the COVID-19 pandemic, see the section entitled "Risk Factors" in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

We operate in three reportable segments: Merchant Solutions, Issuer Solutions and Business and Consumer Solutions. We evaluate performance and allocate resources based on the operating income of each operating segment. For further information about our reportable segments, see "Item 1. Business—Business Segments" within our Annual Report on Form 10-K for the year ended December 31, 2020, incorporated herein by reference, and "Note 10—Segment Information" in the notes to the accompanying unaudited consolidated financial statements.

The following table sets forth key selected financial data for the three months ended March 31, 2021 and 2020, this data as a percentage of total revenues and the changes between the periods in dollars and as a percentage of the prior-year amount. The income statement data for the three months ended March 31, 2021 and 2020 is derived from the accompanying unaudited consolidated financial statements included in Part I, Item 1 - Financial Statements.

	Three Months Ended March 31, 2021	% of Revenues(1)	Three Months Ended March 31, 2020	% of Revenues(1)	$ Change	% Change

	(dollar amounts in thousands)

Revenues:
Merchant Solutions	$1,267,872	63.7%	$1,215,269	63.8%	$52,603	4.3%
Issuer Solutions	500,251	25.1%	503,762	26.5%	(3,511)	(0.7)%
Business and Consumer Solutions	243,585	12.2%	203,946	10.7%	39,639	19.4%
Intersegment eliminations	(21,701)	(1.1)%	(19,379)	(1.0)%	(2,322)	12.0%
Consolidated revenues	$1,990,007	100.0%	$1,903,598	100.0%	$86,409	4.5%

Consolidated operating expenses:
Cost of service	$925,246	46.5%	$933,871	49.1%	$(8,625)	(0.9)%
Selling, general and administrative	789,502	39.7%	725,748	38.1%	63,754	8.8%
Operating expenses	$1,714,748	86.2%	$1,659,619	87.2%	$55,129	3.3%

Operating income (loss)(2):
Merchant Solutions	$339,989	17.1%	$304,153	16.0%	$35,836	11.8%
Issuer Solutions	68,455	3.4%	59,304	3.1%	9,151	15.4%
Business and Consumer Solutions	61,923	3.1%	31,112	1.6%	30,811	99.0%
Corporate	(195,108)	(9.8)%	(150,590)	(7.9)%	(44,518)	29.6%
Operating income	$275,259	13.8%	$243,979	12.8%	$31,280	12.8%

Operating margin:
Merchant Solutions	26.8%		25.0%		1.8%
Issuer Solutions	13.7%		11.8%		1.9%
Business and Consumer Solutions	25.4%		15.3%		10.1%

(1) Percentage amounts may not sum to the total due to rounding.

(2) Operating loss for Corporate included acquisition and integration expenses of $90.1 million and $69.7 million during the three months ended March 31, 2021 and 2020, respectively.

Revenues

Consolidated revenues for the three months ended March 31, 2021 increased by 4.5% to $1,990.0 million, compared to $1,903.6 million for the prior year. Starting in mid-March 2020, COVID-19 began to have an unfavorable effect on our revenues. We saw improvements throughout the latter half of 2020 and into the first quarter of 2021. While revenues continue to be negatively affected by COVID-19, revenues for the three months ended March 31, 2021 increased as compared to the prior year primarily due to an increase in transaction volumes resulting from the easing of COVID-19 restrictions. In addition, we saw incremental revenues in our Business and Consumer Solutions segment due to an increase in consumer spending, including additional spending volumes driven by individual stimulus payments distributed to our customers by the United States government in the first quarter of 2021.

Merchant Solutions Segment. Revenues from our Merchant Solutions segment for the three months ended March 31, 2021 increased by 4.3% to $1,267.9 million, compared to $1,215.3 million for the prior year. Starting in mid-March 2020, COVID-19 began to have an unfavorable effect on our revenues as a result of a reduction in spending and transaction volumes and restrictions on certain of our customer businesses throughout North America, Europe and Asia Pacific. We saw improvement in our financial results during the latter half of 2020 and into the first quarter of 2021 as state and local governments in the United States and governments abroad began to gradually ease pandemic-related restrictions. Revenues for the three months ended March 31, 2021 increased as compared to the prior year due to an increase in spending and transaction volumes resulting from the easing of COVID-19 restrictions. While we continue to see signs of economic recovery, the rate of recovery on a global basis has been affected by the reinstatement of restrictions in certain jurisdictions.

Issuer Solutions Segment. Revenues from our Issuer Solutions segment for the three months ended March 31, 2021 were $500.3 million, compared to $503.8 million for the prior year. Starting in mid-March 2020, COVID-19 had an unfavorable effect on our revenues as a result of lower transaction volumes, particularly related to the processing of commercial cards. We saw improvement in our financial results during the latter half of 2020 and into the first quarter of 2021 as state and local governments in the United States and governments abroad began to gradually ease pandemic-related restrictions. However, revenues were affected by lower transaction volumes in the majority of the first quarter of 2021 as compared to the pre-COVID-19 levels in the majority of the first quarter 2020. While we continue to see signs of economic recovery, the rate of recovery on a global basis has been affected by the reinstatement of restrictions in certain jurisdictions.

Business and Consumer Solutions Segment. Revenues from our Business and Consumer Solutions segment for the three months ended March 31, 2021 increased by 19.4% to $243.6 million, compared to $203.9 million for the prior year. Our Business and Consumer Solutions segment experienced an unfavorable effect on revenues starting in mid-March 2020 due to reduced consumer spending as a result of COVID-19. We saw improvement in our financial results throughout the latter half of 2020 and into the first quarter of 2021 from increases in consumer spending as state and local governments in the United States began to gradually ease restrictions. Revenues for the three months ended March 31, 2021 increased as compared to the prior year due to an increase in consumer spending, including additional spending volumes driven by individual stimulus payments distributed to our customers by the United States government in the first quarter of 2021.

Operating Expenses

Cost of Service. Cost of service for the three months ended March 31, 2021 decreased by 0.9%, to $925.2 million, compared to $933.9 million for the prior year. Cost of service as a percentage of revenues decreased to 46.5% for the three months ended March 31, 2021, compared to 49.1% for the prior year period. The decrease in cost of service is primarily due to the favorable effects of Merger-related cost synergies and cost-saving actions taken to mitigate the financial effects of the COVID-19 pandemic. The decrease in cost of service was partially offset by an increase in amortization of acquired intangibles, which were $329.2 million and $314.2 million for the three months ended March 31, 2021 and 2020, respectively. Cost of service as a percentage of revenues was also affected by the increase in revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2021 increased by 8.8% to $789.5 million, compared to $725.7 million for the prior year. Selling, general and administrative expenses as a percentage of revenues increased to 39.7%, for the three months ended March 31, 2021, compared to 38.1% for the prior year. The increase in selling, general and administrative expenses is primarily due to an increase in variable selling and other costs related to the increase in revenues, along with an increase in acquisition and integration expenses, which were $91.8 million and $71.6 million for the three months ended March 31, 2021 and 2020, respectively.

Corporate. Corporate expenses for the three months ended March 31, 2021 increased by $44.5 million to $195.1 million, compared to $150.6 million for the prior year, primarily due to an increase in acquisition and integration expenses and higher share-based compensation expense of $20.4 million and $9.3 million, respectively. During the three months ended March 31, 2021 and 2020, Corporate expenses included acquisition and integration expenses of $90.1 million, and $69.7 million, respectively, primarily due to the Merger. Certain of these Merger-related integration activities resulted in the recognition of employee termination benefits. During the three months ended March 31, 2021 and 2020, Corporate expenses included charges for employee termination benefits of $25.2 million and $17.6 million, respectively, which included $0.5 million and $2.6 million, respectively, of share-based compensation expense. As of March 31, 2021, the cumulative amount of recognized charges for employee termination benefits resulting from Merger-related integration activities was $165.6 million, which included $24.5 million of share-based compensation expense. We expect to incur additional charges as Merger–related integration activities continue in 2021.

Operating Income and Operating Margin

Consolidated operating income for the three months ended March 31, 2021 increased to $275.3 million, compared to $244.0 million for the prior year. Operating margin for the three months ended March 31, 2021 increased to 13.8%, compared to 12.8% for the prior year. The increase in consolidated operating income and operating margin for the three months ended March 31, 2021 is partially due to the increase in revenues. We saw improvement in our financial results and positive trends throughout the latter half of 2020 and into the first quarter of 2021 as a result of the recovery seen across our markets as COVID-19 restrictions eased. Further, Merger-related cost synergies and cost-saving actions taken to mitigate the financial effects of the COVID-19 pandemic had a favorable effect on operating income and operating margin for the three months ended March 31, 2021. The increase in consolidated operating income and operating margin for the three months ended March 31, 2021 was partially offset by an increase in amortization of acquired intangibles and acquisition and integration expenses of $15.0 million and $20.0 million, respectively, compared to the prior year.

Segment Operating Income and Operating Margin. Operating income and operating margin in each of our Merchant Solutions, Issuer Solutions and Business and Consumer Solutions segments increased compared to the prior year. The increase in operating income and operating margin in our Merchant Solutions and Business and Consumer Solutions segments was partially due to the increase in revenues, including additional spending volumes in our Business and Consumer Solutions segment driven primarily by stimulus payments distributed to our customers by the United States government in the first quarter of 2021. We saw improvement in our financial results and positive trends throughout the latter half of 2020 and into the first quarter of 2021 as a result of the recovery seen across our geographic markets as COVID-19 restrictions eased. Further, across all of our segments, Merger-related cost synergies and cost-saving actions taken to mitigate the financial effects of the COVID-19 pandemic had a favorable effect on segment operating income and operating margin for the three months ended March 31, 2021.

Other Income/Expense, Net

Interest and other expense for the three months ended March 31, 2021 decreased by $9.5 million, to $83.1 million, compared to the prior year, primarily due to the recognition of a loss during the three months ended March 31, 2020 related to a decline in fair value for an investment held in a strategic partner that was subsequently divested.

Income Tax Expense

Our effective income tax rate for the three months ended March 31, 2021 was 10.5%, and our effective income tax rate for the three months ended March 31, 2020 was 10.1%.

Net Income Attributable to Global Payments

Net income attributable to Global Payments increased to $196.7 million for the three months ended March 31, 2021 compared to $143.6 million for the prior year, reflecting the increase in operating income and additional equity in income of equity method investments.

Diluted Earnings per Share

Diluted earnings per share was $0.66 for the three months ended March 31, 2021 compared to $0.48 for the prior year. Diluted earnings per share for the three months ended March 31, 2021 reflects the increase in net income and a decrease in the weighted-average number of shares outstanding.

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

We believe that our current level of cash and borrowing capacity under our senior unsecured revolving credit facility, together with expected future cash flows from operations, will be sufficient to meet the needs of our existing operations and planned requirements for the foreseeable future. Early actions taken to preserve our available capital and provide financial flexibility in response to the effects of COVID-19 on our business, including the reduction of certain operating expenses, employee compensation costs, other discretionary spending and planned capital expenditures, continue to help mitigate the financial effects of the COVID-19 pandemic. We regularly evaluate our liquidity and capital position relative to cash requirements, and we may elect to raise additional funds in the future, through the issuance of debt or equity or by other means.

At March 31, 2021, we had cash and cash equivalents totaling $2,082.4 million. Of this amount, we considered $1,112.6 million to be available for general purposes, of which $33.0 million is undistributed foreign earnings considered to be indefinitely reinvested outside the United States. The available cash of $1,112.6 million does not include the following: (i) settlement-related cash balances, (ii) funds held as collateral for merchant losses ("Merchant Reserves") and (iii) funds held for customers. Settlement-related cash balances represent funds that we hold when the incoming amount from the card networks precedes the funding obligation to the merchant. Settlement-related cash balances are not restricted; however, these funds are generally paid out in satisfaction of settlement processing obligations the following day. Merchant Reserves serve as collateral to minimize contingent liabilities associated with any losses that may occur under the merchant's agreement. While this cash is not restricted in its use, we believe that designating this cash as a Merchant Reserve strengthens our fiduciary standing with our member sponsors and is in accordance with the guidelines set by the card networks. Funds held for customers and the corresponding liability include amounts collected prior to remittance to or at the direction of our customers.

We also had restricted cash of $119.7 million as of March 31, 2021, representing amounts deposited by customers for prepaid card transactions. These balances are considered cardholder funds held and are subject to local regulatory restrictions requiring appropriate segregation and restriction in their use.

Operating activities provided net cash of $599.4 million and $436.6 million for the three months ended March 31, 2021 and 2020, respectively, which reflect net income adjusted for noncash items, including depreciation and amortization and changes in operating assets and liabilities. Fluctuations in operating assets and liabilities are affected primarily by timing of month-end and transaction volume, including changes in settlement processing assets and obligations. The increase in cash flows from operating activities from the prior year was primarily due to the increase in earnings after the adjustment for certain noncash items, including amortization of acquired intangibles and depreciation and amortization of property and equipment.

We used net cash in investing activities of $96.9 million and $169.7 million during the three months ended March 31, 2021 and 2020, respectively, primarily to fund acquisitions and capital expenditures. During the three months ended March 31, 2021 and 2020, we used cash of $11.1 million and $67.2 million, respectively, for acquisitions. We made capital expenditures of $86.2 million and $104.8 million during the three months ended March 31, 2021 and 2020, respectively. These investments include software and hardware to support the development of new technologies, infrastructure to support our growing business and continued consolidation and enhancement of our operating platforms. We expect to continue to make significant capital investments in the business, and we anticipate capital expenditures and other investments in the business during 2021 will return to pre-COVID levels.

Financing activities include borrowings and repayments under our various debt arrangements, as well as borrowings and repayments made under specialized lines of credit to fund daily settlement activities. Our borrowing arrangements are further described in "Note 3—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements and below under "Long-Term Debt and Lines of Credit." Financing activities also include cash flows associated with common stock repurchase programs and share-based compensation programs, as well as cash distributions made to noncontrolling interests and our shareholders. We used net cash in financing activities of $369.0 million and $77.5 million during the three months ended March 31, 2021 and 2020, respectively.

Proceeds from long-term debt were $1,987.0 million and $607.0 million for the three months ended March 31, 2021 and 2020, respectively. Repayments of long-term debt were $1,575.4 million and $111.0 million for the three months ended March 31, 2021 and 2020, respectively. Proceeds from and repayments of long-term debt consist of borrowings and repayments that we make with available cash, from time-to-time, under our revolving credit facility, as well as scheduled principal repayments we make on our term loans. On February 26, 2021, we issued $1.1 billion aggregate principal amount of 1.200% senior unsecured notes due February 2026. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

Activity under our settlement lines of credit is affected primarily by timing of month-end and transaction volume. During the three months ended March 31, 2021, we had net borrowings from settlement lines of credit of $108.5 million. During the three months ended March 31, 2020, we had net repayments of settlement lines of credit of $78.1 million.

We repurchase our common stock mainly through open market repurchase plans and, at times, through accelerated share repurchase programs. During the three months ended March 31, 2021 and 2020, we used $803.0 million and $421.2 million, respectively, to repurchase shares of our common stock. As of March 31, 2021, we had $901.0 million of share repurchase authority remaining under our share repurchase program.

On February 10, 2021, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $500 million of our common stock during the ASR program purchase period, which ended on March 31, 2021. The total number of shares delivered under this ASR program was 2,491,161 shares at an average price of $200.71 per share.

We paid dividends to our common shareholders in the amounts of $57.6 million and $58.3 million during the three months ended March 31, 2021 and 2020, respectively.

Long-Term Debt and Lines of Credit

Senior Unsecured Notes

We have $7.5 billion in aggregate principal amount of senior unsecured notes, which mature at various dates ranging from June 2023 to August 2049. Interest on the senior notes is payable semi-annually at various dates. Each series of the senior notes is redeemable, at our option, in whole or in part, at any time and from time-to-time at the redemption prices set forth in the related indenture.

On February 26, 2021, we issued $1.1 billion in aggregate principal amount of 1.200% senior unsecured notes due March 2026. We incurred debt issuance costs of approximately $8.6 million, including underwriting fees, fees for professional services and registration fees, which were capitalized and reflected as a reduction of the related carrying amount of the notes in our consolidated balance sheet at March 31, 2021. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 2021. The notes are unsecured and unsubordinated indebtedness and rank equally in right of payment with all of our other outstanding unsecured and unsubordinated indebtedness. We used the net proceeds from this offering to fund the redemption in full of the 3.800% senior unsecured notes due April 2021, to repay a portion of the outstanding indebtedness under our revolving credit facility and for general corporate purposes.

Senior Unsecured Credit Facilities

As of March 31, 2021, borrowings outstanding under the term loan and revolving credit facility were $2.0 billion and $124.0 million, respectively.

We may issue standby letters of credit of up to $250 million in the aggregate under the revolving credit facility. Outstanding letters of credit under the revolving credit facility reduce the amount of borrowings available to us. The amounts available to borrow under the revolving credit facility are also determined by a financial leverage covenant. As of March 31, 2021, the total available commitments under the revolving credit facility were $2.1 billion.

Compliance with Covenants

The senior unsecured term loan and revolving credit facility contain customary conditions to funding, affirmative covenants, negative covenants, financial covenants and events of default. As of March 31, 2021, financial covenants under the term loan facility required a leverage ratio of 3.50 to 1.00 and an interest coverage ratio of 3.00 to 1.00. We were in compliance with all applicable covenants as of March 31, 2021.

Settlement Lines of Credit

In various markets where we do business, we have specialized lines of credit, that are restricted for use in funding settlement. The settlement lines of credit generally have variable interest rates, are subject to annual review and are denominated in local currency but may, in some cases, facilitate borrowings in multiple currencies. For certain of our lines of credit, the available credit is increased by the amount of cash we have on deposit in specific accounts with the lender. Accordingly, the amount of the outstanding lines of credit may exceed the stated credit limit. As of March 31, 2021, a total of $53.9 million of cash on deposit was used to determine the available credit.

As of March 31, 2021, we had $459.4 million outstanding under these lines of credit with additional capacity to fund settlement of $1,361.5 million. During the three months ended March 31, 2021, the maximum and average outstanding balances under these lines of credit were $820.9 million and $466.1 million, respectively. The weighted-average interest rate on these borrowings was 2.09% at March 31, 2021.

See "Note 3—Long-Term Debt and Lines of Credit" in the notes to the accompanying unaudited consolidated financial statements for further information about our borrowing agreements.

Commitments and Contractual Obligations

During the three months ended March 31, 2021, our commitments and contractual obligations increased from the amounts disclosed in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2020. The increase primarily relates to the acquisition of software, technology infrastructure and related services. Our estimated purchase obligations as of March 31, 2021 were $404.5 million during the remainder of 2021, $232.7 million during 2022, $334.0 million during 2023 and 2024, $339.0 million during 2025 and 2026 and $754.0 million thereafter for a total of $2,064.3 million.

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

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual revenues, revenue growth rates and margins, other results of operations and shareholder values could differ materially from those anticipated in our forward-looking statements as a result of many known and unknown factors, many of which are beyond our ability to predict or control. Important factors, among others, that may otherwise cause actual events or results to differ materially from those anticipated by such forward-looking statements or historical performance include the timing and severity of the effects of global economic, political, market, health and social events or other conditions, including the timing and severity of the effects of the COVID-19 pandemic; regulatory measures or voluntary actions, including continued or prolonged social distancing, shelter-in-place orders, operating restrictions on businesses and similar measures imposed or undertaken in an effort to combat the spread of the COVID-19 pandemic; management’s assumptions and projections used in their estimates of the timing and severity of the effects of the COVID-19 pandemic on our future revenues, results of operations and liquidity; our ability to meet our liquidity needs in light of the effects of the COVID-19 pandemic; the outcome of any legal proceedings that may be instituted against the Company or our directors; difficulties, delays and higher than anticipated costs related to integrating the businesses of Global Payments and TSYS, including with respect to implementing controls to prevent a material security breach of any internal systems or to successfully manage credit and fraud risks in business units; failing to fully realize anticipated cost savings and other anticipated benefits of the Merger when expected or at all; business disruptions from the Merger integration that may harm our business, including current plans and operations; failing to comply with the applicable requirements of Visa, Mastercard or other payment networks or card schemes or changes in those requirements; the ability to maintain Visa and Mastercard registration and financial institution sponsorship; the ability to retain and hire key personnel; the diversion of management’s attention from ongoing business operations; the continued availability of capital and financing; the business, economic and political conditions in the markets in which we operate; increased competition in the markets in which we operate and our ability to increase our market share in existing markets and expand into new markets; our ability to safeguard our data; risks associated with our indebtedness, foreign currency exchange and interest rate risks; the effects of new or changes in current laws, regulations, credit card association rules or other industry standards, including privacy and cybersecurity laws and regulations; and events beyond our control and other factors presented in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, which we advise you to review. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, management carried out, under the supervision and with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, we enhanced and modified certain existing internal controls related to the integration of a significant portion of the acquired operations of TSYS onto our common accounting and financial reporting applications.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We are party to a number of claims and lawsuits incidental to our business. In our opinion, the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial position, liquidity, results of operations or cash flows. See "Note 11—Commitments and Contingencies" in the notes to the accompanying unaudited consolidated financial statements for information about certain legal matters.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Information about the shares of our common stock that we repurchased during the quarter ended March 31, 2021 is set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in millions)
January 1-31, 2021	1,096,481	$193.12	1,093,564	$—
February 1-28, 2021(3)	2,652,981	201.74	2,461,388	—
March 1-31, 2021(3)	427,749	188.34	400,488	—
Total	4,177,211	$198.11	3,955,440	$901.0

(1)Our board of directors has authorized us to repurchase shares of our common stock through any combination of Rule 10b5-1 open-market repurchase plans, accelerated share repurchase ("ASR") plans, discretionary open-market purchases or privately negotiated transactions. During the quarter ended March 31, 2021, pursuant to our employee incentive plans, we withheld 221,811 shares, at an average price per share of $200.03 in order to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock.

(2)As of March 31, 2021, we had $901.0 million of share repurchase authority remaining under our share repurchase program. The board authorization does not expire, but could be revoked at any time. In addition, we are not required by the board’s authorization or otherwise to complete any repurchases by any specific time or at all.

(3)On February 10, 2021, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $500 million of our common stock. The total number of shares delivered under this ASR was 2,491,161 shares at an average price of $200.71 per share.

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
4.1
Supplemental Indenture No. 3, dated as of February 26, 2021, between Global Payments Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to Global Payments Inc.’s Current Report on Form 8-K filed on February 26, 2021.

4.2	Form of Global Note representing the 1.200% Senior Notes due 2026 (included in Exhibit 4.1).
10.1*	Form of Restricted Stock Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021).
10.2*	Form of Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021).
10.3*	Form of Stock Option Award pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021).
10.4*	Form of Supplemental Performance Unit Award Agreement pursuant to the 2011 Amended and Restated Incentive Plan for Executive Officers (calendar 2021).
31.1*	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Unaudited Consolidated Statements of Income; (ii) the Unaudited Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Unaudited Consolidated Statements of Cash Flows; (v) the Unaudited Consolidated Statements of Changes in Equity; and (vi) the Notes to Unaudited Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Payments Inc.
(Registrant)

Date: May 4, 2021	/s/ Paul M. Todd
Paul M. Todd
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)